Form 10-Q
period 2007-06-30
First Financial Northwest, Inc.
filed 2007-09-20
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

             For the quarterly period ended June 30, 2007

             or

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

             For the transition period from _____ to _____

             Commission File Number: 001-33652

FIRST FINANCIAL NORTHWEST, INC.
(Exact name of registrant as specified in its charter)

United States	26-0610707
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

201 Wells Avenue South, Renton, Washington	98057
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(425) 255-4400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [   ] No [ X ] *

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
                        Large accelerated filer [   ]                 Accelerated filer [   ]                 Non-accelerated filer [ X ]*

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2007, no shares of the issuer's common stock, $.01 par value per share, were outstanding.*

______
* The issuer became subject to the filing requirements of Sections 13 and 15(d) when its Registration Statement on Form S-1 ("Registration Statement") was declared effective by the Securities and Exchange Commission on August 10, 2007. The Registration Statement included financial statements for the year ended December 31, 2006 and for the three months ended March 31, 2007. Therefore, this Form 10-Q is being filed pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the second fiscal quarter subsequent to the year reported in the Registration Statement.


FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Financial Northwest, Inc., a Washington corporation, was formed in connection with the conversion of First Financial Holdings, MHC from the mutual to the stock form of organization. As of the date hereof, the conversion has not been completed and First Financial Northwest, Inc. has not issued any shares of its common stock, and has no assets or liabilities, and has not conducted any business other than that of an organizational nature. For a further discussion of First Financial Northwest, Inc.'s formation and operations, see the Registration Statement. Based on the foregoing, the information presented in this Form 10-Q is for First Financial Holdings, MHC and its subsidiary, First Financial of Renton, Inc., and First Savings Bank of Renton.

                                                                                                                                                                                                              Page

                Consolidated Balance Sheets as of
                        June 30, 2007 and December 31, 2006                                                                                                                         1
                Consolidated Statements of Income for the Three and Six Months
                        ended June 30, 2007 and 2006                                                                                                                                      2
                Consolidated Statements of Equity and Comprehensive Income for the Six
                        Months ended June 30, 2007 and the Year Ended December 31, 2006                                                                  3
                Consolidated Statements of Cash Flows for the Six Months
                        ended June 30, 2007 and 2006                                                                                                                                      4
                Selected Notes to Unaudited Consolidated Financial Statements                                                                                 6

Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                                                                                                13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                                                         26

Item 4 - Controls and Procedures                                                                                                                                                        27

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                                                                                                                    28

Item 1A - Risk Factors                                                                                                                                                                           28

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                                                                          28

Item 3 - Defaults upon Senior Securities                                                                                                                                             28

Item 4 - Submission of Matters to a Vote of Security Holders                                                                                                        28

Item 5 - Other Information                                                                                                                                                                     28

Item 6 - Exhibits                                                                                                                                                                                       29

SIGNATURES                                                                                                                                                                                         30


Item 1. Financial Statements

FIRST FINANCIAL HOLDINGS, MHC
AND SUBSIDIARY
Consolidated Balance Sheets
(Dollars in Thousands)
(Unaudited)
	June 30,	December 31,
Assets	2007	2006

Cash on hand and in banks	$21,341	12,135
Interest-bearing deposits	604	7,238
Federal funds sold	13,515	7,290
Mortgage servicing rights	1,343	1,560
Investment securities available for sale	131,910	149,051
Investment securities held to maturity (fair value
of $85,862 and $87,724, respectively)	86,376	86,786
Loans receivable, net of allowances for loan losses of
$2,946 and $1,971, respectively	790,540	700,328
Premises and equipment, net	13,668	13,737
Federal Home Loan Bank stock, at cost	4,671	4,671
Accrued interest receivable	5,034	4,710
Prepaid expenses and other assets	3,249	2,363
Federal income tax receivable	150	636
Deferred tax assets, net	990	--
Goodwill	14,206	14,206
Total assets	$1,087,597	1,004,711
Liabilities and Equity
Liabilities:
Deposits	$866,542	750,710
Accrued interest payable	171	176
Advances from Federal Home Loan Bank	110,000	147,000
Advance payments by borrowers for taxes
and insurance	1,886	1,105
Other liabilities	1,937	1,622
Deferred tax liabilities, net	--	56
Total liabilities	980,536	900,669

Commitments and contingencies

Equity:
Retained earnings	110,473	106,753
Accumulated other comprehensive (loss),
net of tax	(3,412)	(2,711)
Total equity	107,061	104,042
Total liabilities and equity	$1,087,597	1,004,711

See accompanying notes to unaudited consolidated financial statements.


FIRST FINANCIAL HOLDINGS, MHC
AND SUBSIDIARY

Consolidated Statements of Income

(Dollars in Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$13,445	10,594	26,144	20,639
Interest on federal funds sold	100	85	205	170
Investment securities available for sale	1,516	1,872	3,120	3,750
Investment securities held to maturity	73	58	146	111
Tax-exempt investment securities held to maturity	880	893	1,762	1,787
Interest bearing deposits with banks	79	79	185	273
Dividends on Federal Home Loan Bank stock	7	--	12	--
Total interest income	16,100	13,581	31,574	26,730
Interest expense:
Interest expense on deposits	8,846	7,479	17,554	14,366
Interest expense on Federal Home Loan Bank advances	2,324	1,457	4,390	2,490
Total interest expense	11,170	8,936	21,944	16,856
Net interest income	4,930	4,645	9,630	9,874
Provision for loan losses	375	160	975	320
Net interest income after provision for loan losses	4,555	4,485	8,655	9,554
Noninterest income:
Other	59	38	89	1
Total noninterest income	59	38	89	1
Noninterest expense:
Salaries and employee benefits	1,273	1,082	2,245	1,917
Occupancy and equipment	276	323	525	614
Other general and administrative	465	451	1,068	1,083
Total noninterest expense	2,014	1,856	3,838	3,614
Income before federal income taxes	2,600	2,667	4,906	5,941
Federal income tax expense	638	504	1,186	1,493
Net income	$1,962	2,163	3,720	4,448

See accompanying notes to unaudited consolidated financial statements.


FIRST FINANCIAL HOLDINGS, MHC
AND SUBSIDIARY
Consolidated Statements of Equity and Comprehensive Income
(Dollars in Thousands)
(Unaudited)
		Accumulated
		Other
	Retained	Comprehensive Income
	Earnings	(Loss), Net	Total
Balances at December 31, 2005	$99,665	(3,312)	96,353
Comprehensive income:
Net income	7,088		7,088
Other comprehensive income, net of tax:
Decrease in unrealized losses on securities
available for sale, net of tax	--	601	601
Total comprehensive income			7,689
Balances at December 31, 2006	106,753	(2,711)	104,042
Comprehensive income:
Net income	3,720		3,720
Other comprehensive loss, net of tax:
Increase in unrealized losses on securities
available for sale, net of tax	--	(701)	(701)
Total comprehensive income			3,019
Balances at June 30, 2007	$110,473	(3,412)	107,061

See accompanying notes to unaudited consolidated financial statements.


FIRST FINANCIAL HOLDINGS, MHC
AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,720	4,448
Adjustments to reconcile net income to
net cash provided by operating activities,
net of effect of acquisition:
Provision for loan losses	975	320
Depreciation and amortization of
premises and equipment	361	360
Amortization of mortgage servicing rights	217	378
Loss from disposal of premises and equipment		43
Net amortization of premiums and
discounts on investment securities	547	723
Mutual funds dividends	(148)	(119)
Deferred federal income taxes	(686)	(284)
Cash provided by (used in) changes in operating
assets and liabilities:
Net (increase) decrease in other assets	(886)	194
Net (increase) in accrued interest receivable	(324)	(95)
Net increase (decrease) in accrued interest payable	(6)	20
Net increase in advance payments	781	7
Net increase (decrease) in other liabilities	316	(803)
Net (increase) decrease in federal
income taxes payable and receivable	485	(836)

Net cash provided by operating activities	5,352	4,356

Cash flows from investing activities, net of
affect of acquisition:
Proceeds from principal repayments on
mortgage-backed securities available for sale	15,781	19,287
Proceeds from principal repayments on
mortgage-backed securities and related securities
held to maturity	110	70
Proceeds from maturities of investment securities
held to maturity	710	570
Purchases of investment securities available for sale	(509)	(2,027)
Purchases of mortgage-backed securities available for sale	-	(3,894)
Purchases of investment securities held to maturity	-	(943)
Origination and purchases of loans receivable,
net of principal repayments	(91,186)	(98,471)
Purchases of premises and equipment	(293)	(500)

Net cash used in investing activities	(75,387)	(85,908)

Continued


FIRST FINANCIAL HOLDINGS, MHC
AND SUBSIDIARY
Consolidated Statements of Cash Flows, Continued
(Dollars in Thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2007	2006

Cash flows from financing activities:
Advances from Federal Home Loan Bank	63,000	35,000
Repayments of advances from Federal Home
Loan Bank	(100,000)	--
Net increase in deposits	115,832	37,249
Net cash provided by financing activities	78,832	72,249
Net increase (decrease) in cash	8,797	(9,303)
Cash and cash equivalents at beginning of period	26,663	26,183
Cash and cash equivalents at end of period	$35,460	16,880
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,949	16,876
Federal income taxes	1,387	2,007

See accompanying notes to unaudited consolidated financial statements.


FIRST FINANCIAL HOLDINGS, MHC
AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

Note 1 -- Nature of Business

        First Financial Holdings, MHC is a mutual holding company incorporated in the State of Washington in June 2002. First Financial Holdings, MHC is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary First Financial of Renton, Inc., a mid tier bank holding company.

        First Savings Bank of Renton is a Washington-chartered stock savings bank and is the wholly owned subsidiary of First Financial of Renton, Inc. First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce and Snohomish counties, Washington through a full-service banking office and automated teller machine. First Savings Bank's business consists of attracting deposits from the public and utilizing those deposits, along with its subsidiary Executive House, Inc., to originate one-to-four, multifamily, construction/land development, commercial and consumer loans.

Note 2 -- Basis of Presentation

        The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read with our December 31, 2006 audited consolidated financial statements and its accompanying notes included in our Registration Statement on Form S-1. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expense. Actual results could differ from those estimates.

Note 3 -- Plan of Reorganization

        On November 15, 2006, the Board of Directors of First Financial Holdings, MHC and its subsidiary, First Financial of Renton, Inc., and First Savings Bank, adopted, and on April 18, 2007, July 18, 2007 and July 31, 2007, amended, a Plan of Conversion and Reorganization, pursuant to which First Financial Holdings, MHC will convert from a mutual holding company structure to a stock holding company structure. In connection with the conversion, a new stock holding company, First Financial Northwest, Inc., was incorporated on June 1, 2007 under the laws of the state of Washington. As provided in the Plan of Conversion and Reorganization, First Financial Northwest, Inc. will offer and sell shares of its common stock to eligible depositors of First Savings Bank, and, possibly, the public. The conversion is subject to the approval of First Financial Holdings, MHC's members, which consist of the depositors and borrowers of First Savings Bank, First Financial Holdings, MHC has received conditional approval of the conversion from the Office of Thrift Supervision and the Washington Department of Financial Institutions. In addition, the offering of First Financial Northwest, Inc.'s common stock has been approved by the Office of Thrift Supervision and the Securities and Exchange Commission. Following the completion of the conversion, First


Financial Holdings, MHC and First Financial of Renton, Inc. will cease to exist as separate legal entities and First Savings Bank will become a wholly-owned subsidiary of First Financial Northwest, Inc. to be known as "First Savings Bank Northwest."

        First Financial Northwest, Inc.'s common stock offered will be priced based upon the estimated pro forma market value of First Financial Holdings, MHC First Financial of Renton and First Savings Bank of Renton as determined by an independent appraisal. The cost of the conversion and issuing the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering is not completed, any deferred costs will be charged to operations. Through June 30, 2007, First Financial Holdings, MHC had incurred approximately $1.3 million in conversion costs which are included in other assets.

        As part of the conversion and reorganization, First Savings Bank is electing to be treated as a savings association. As a result, First Financial Northwest, Inc., as a savings and loan holding company, will be subject to the regulations of the Office of Thrift Supervision. First Savings Bank will continue to be regulated by the Federal Deposit Insurance Corporation and the Washington Department of Financial Institutions.

        Additionally, in accordance with Office of Thrift Supervision regulations, at the time of the conversion from a mutual holding company to a stock holding company, First Savings Bank will substantially restrict retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible holders who continue to maintain their accounts at First Savings Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the First Savings Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. First Savings Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Note 4 -- Recently Issued Accounting Pronouncements

        Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2007 and January 1, 2007, we had an insignificant amount of unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in Federal income tax expense in the Consolidated Statements of Income. The amount of interest and penalties for the three and six months ended June 30, 2007 was immaterial. The tax years subject to examination by the federal taxing authorities are the years end December 31, 2006, 2005, 2004, and 2003. First Financial Holdings, MHC is not subject to state income tax.

        On February 15, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. This statement further establishes certain additional disclosure requirements. This statement is effective for financial statements issued for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of this statement of our financial condition and results of operations.


        On September 15, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. This statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This statement is effective for financial statements issued for the year beginning on January 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of this statement on our financial condition and results of operations.

Note 5 -- Investment Securities Available for Sale

        Investment securities available for sale are summarized as follows:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
Mortgage-backed and
related securities:
FNMA certificates	$75,730	31	3,080	72,681
FHLMC certificates	41,294	8	1,788	39,514
GNMA certificates	12,079	10	165	11,924
U.S. Government agencies	2,009	--	13	1,996
Mutual funds (1)	5,967	--	172	5,795
	$137,079	49	5,218	131,910

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
Mortgage-backed and
related securities:
FNMA certificates	$85,195	30	2,450	82,775
FHLMC certificates	45,816	14	1,325	44,505
GNMA certificates	14,315	--	224	14,091
U.S. Government agencies	2,015	--	6	2,009
Mutual funds (1)	5,819	--	148	5,671
	$153,160	44	4,153	149,051

(1) The fund invests primarily in private label securities backed by or representing an interest in mortgages or domestic residential housing or manufactured housing with additional investments in U.S. Government or agency securities.


        The amortized cost and estimated fair value of investment and mortgage-backed and related securities available for sale at June 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2007
	Amortized Cost	Fair Value
	(Dollars in Thousands)

Due within one year	$5,967	5,795
Due after one year through five years	958	942
Due after five years through 10 years	43,785	42,198
Due after ten years	86,369	82,975
	$137,079	131,910

        Incorporated within the above maturity schedule are mortgage-backed securities which are allocated using the contractual maturity as a basis.

        There were no sales of investment securities available for sale during the three or six months ended June 30, 2007 and 2006.

Note 6 - Investment Securities Held to Maturity

        The amortized cost and estimated fair value of investment securities held to maturity are as follows:

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)

Tax-exempt municipal bonds	$77,832	573	853	77,552
Taxable muncipal bonds	1,666	--	44	1,622
U.S. Government agencies	3,943	--	74	3,869
Mortgage-backed and related
securities:
FNMA certificates	2,935	--	116	2,819
	$86,376	573	1,087	85,862


	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)

Tax-exempt municipal bonds	$78,598	1,386	323	79,661
Taxable muncipal bonds	1,678	4	20	1,662
U.S. Government agencies	3,443	4	46	3,401
Mortgage-backed and related
securities:
FNMA certificates	3,067	--	67	3,000
	$86,786	1,394	456	87,724

        The amortized cost and fair value of investment securities held to maturity at June 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2007
	Amortized
	Cost	Fair Value

Due within one year	$300	301
Due after one year through five years	13,316	13,142
Due after five years through ten years	20,334	20,168
Due after ten years	52,426	52,251
Total	$86,376	85,862

        There were no sales of investment securities held to maturity during the three or six months ended June 30, 2007 and 2006.


        The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position:

	June 30, 2007
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in Thousands)

FNMA certificates	$911	(35)	70,860	(3,161)	71,771	(3,196)
FHLMC certificates	--	--	38,458	(1,788)	38,458	(1,788)
GNMA certificates	--	--	8,092	(164)	8,092	(164)
Mutual funds	--	--	5,967	(172)	5,967	(172)
Other	--	--	1,996	(13)	1,996	(13)
Municipal bonds	12,052	(189)	20,806	(708)	32,858	(897)
U.S. Government agencies	501	(8)	3,369	(67)	3,870	(75)
	$13,464	(232)	149,548	(6,073)	163,012	(6,305)

        Temporarily impaired investment securities are a result of market value changes and are expected to regain the lost value with market shifts; other-than-temporarily impaired investment securities can result from events such as a significant adverse change in the regulatory, economic or technological environment of the issuer; an adverse change in the general market condition of the geographical area or industry in which the issuer operates; a significant deterioration in the earning performance, credit rating or asset quality of the issuer, which would lead management to believe the security is other than temporarily impaired. We had no investment securities at June 30, 2007 with other-than-temporary impairments.

        Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. We have evaluated these investment securities and has determined that the decline in value is temporary. For fixed income investment securities, the unrealized loss is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. We anticipate full recovery of amortized cost with respect to these investment securities at maturity or sooner in the event of a more favorable market interest rate environment and has the ability and the intent to hold these investment securities until recovery. Given that the mutual fund invests primarily in mortgage-related investments with interest rate adjustment features and the rise in short-term rates, we do not believe the unrealized loss on the mutual fund is other than temporary and has the intent and ability to hold this investment until recovery.


Note 8 - Loans Receivable

        Loans receivable consist of the following:

	June 30,	December 31,
	2007	2006
	(Dollars in Thousands)

One to four family residential	$394,554	373,192
Multi-family residential	81,974	79,701
Commercial real estate	176,157	153,924
Construction and land development	227,655	153,401
Home equity	5,153	3,038
Savings account loans	160	296
Other loans	187	203
	885,840	763,755
Less:
Loans in process	89,222	58,731
Deferred loan fees	3,132	2,725
Allowance for loan losses	2,946	1,971
	$790,540	700,328


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This report contains forward-looking statements, which can be identified by the use of words such as "believes," "expects," "anticipates," "estimates" or similar expressions. Forward-looking statements include, but are not limited to:

  statements of our goals, intentions and expectations;
  statements regarding our business plans, prospects, growth and operating strategies;
  statements regarding the quality of our loan and investment portfolios; and
  estimates of our risks and future costs and benefits.

        These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

  general economic conditions, either nationally or in our market area, that are worse than expected;
  changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
  increased competitive pressures among financial services companies;
  changes in consumer spending, borrowing and savings habits;
  our ability to successfully manage its growth;
  legislative or regulatory changes that adversely affect our business;
  adverse changes in the securities markets; and
  changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board.
Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.

Overview

        First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce and Snohomish counties, Washington through our full-service banking office and automated teller machine. The local economy and housing market has remained relatively strong as compared to other parts of the country. We are in the business of attracting deposits from the public through our office and utilizing those deposits to originate loans. Historically, we have been a traditional fixed rate portfolio lender originating residential home loans. We do not participate in the subprime mortgage


market. Our business strategy centers on the continued transition to commercial banking activities in order to expand our net interest margin. Since December 31, 2002 we have increased the amount of our construction/land development loans from 2.42% to 25.70% of our total loan portfolio at June 30, 2007 while reducing our one-to-four-family residential loans from 64.36% to 44.54% over the same period. At June 30, 2007 our construction/land development loans totaled $227.7 million or 25.70% of our loan portfolio, substantially all which are short-term adjustable rate loans. In contrast, our residential mortgage loans, commercial real estate and multi-family loans that comprise almost all of the balance of our loan portfolio are generally long term fixed rate loans.

        Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. The recent interest rate environment, which has caused short-term market interest rates to rise, while longer term interest rates have not, has had a negative impact on our interest rate spread and net interest margin, which has reduced profitability and caused a decrease in our return on average assets and return on average equity. To offset the negative impact the current interest rate environment is having on our profitability, we are seeking to find means of increasing interest income while controlling expenses. Consistent with this strategy, we acquired Executive House and are working to further reduce the percentage of our assets that are lower-yielding residential loans and mortgage-backed securities and to increase the percentage of our assets consisting of construction/land development loans, commercial real estate and multi-family loans that have higher risk-adjusted returns. Although historically our loan losses have been low, we expect to increase our allowance for loan losses and allocate more of our allowance to non-residential loans consistent with any increase in the percentage of our loan portfolio mix these loans represent.

        Our operating expenses consist primarily of compensation and benefits, occupancy and equipment, data processing, marketing, postage and supplies, professional services and deposit insurance premiums. Compensation and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of real estate taxes, depreciation charges, maintenance and costs of utilities.

Critical Accounting Policies

        Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses, mortgage servicing rights and accounting for deferred income taxes.

        Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our Asset Liability Management Committee assesses the allowance for loan losses on a quarterly basis. The committee analyzes several different factors, including delinquency, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

        We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about probable losses inherent in the loan portfolio; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

        Our methodology for analyzing the allowance for loan losses consists of two components: formulas and specific allowances. The formula allowance is determined by applying an estimated loss percentage to various groups of loans. The loss percentages are generally based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types.


        The specific allowance component is created when management believes that the collectibility of a specific large loan, such as a real estate, multi-family or commercial real estate loan, has been impaired and a loss is probable.

        The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

        Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future servicing fees from the right to service loans in the portfolio. This accounting policy is considered critical as the methodology used to determine the fair value of capitalized mortgage servicing rights requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The mortgage loan prepayment speeds assumption is significantly impacted by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing asset declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases as a result of slower rates of prepayments. Mortgage servicing rights are amortized in proportion to, and over, the estimated period the net servicing income will be collected. In addition, on an annual basis, we perform an independent valuation review of mortgage servicing rights for potential declines in value. Based on the significance of any changes in assumptions since the preceding independent appraisal, this valuation may include an independent appraisal of the fair value of our servicing portfolio. This annual valuation review entails applying current assumptions to the portfolio stratified by predominant risk characteristics such as loan type, interest rate and loan term.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

        General. Our total assets increased $82.9 million, or 8.25% to $1.1 billion at June 30, 2007 from $1.0 billion at December 31, 2006. The asset growth resulted primarily from an increase in loans receivable, net of $90.2 million. This increase, along with a $37.0 million decrease in Federal Home loan Bank advances, were funded by a decrease in investments available for sale of $17.1 million, an increase in deposits of $115.8 million and net income for the six month period of $3.7 million.

        Assets. Total assets increased $82.9 million or 8.25% during the six months ended June 30, 2007. The following table details the changes in the composition of our assets from December 31, 2006 to June 30, 2007.

		Increase/(Decrease)
	Balance at	from	Percentage
	June 30, 2007	December 31, 2006	Increase/(Decrease)
	(Dollars in Thousands)

Cash on hand and in banks	$ 21,341	$ 9,206	75.86%
Interest-bearing deposits	604	(6,634)	(91.66)
Federal Funds sold	13,515	6,225	85.39
Mortgage servicing rights	1,343	(217)	(13.91)
Investment securities
available for sale	131,910	(17,141)	(11.50)
Investment securities
held to maturity	86,376	(410)	(0.47)
Loans receivable, net	790,540	90,212	12.88
Premises and equipment, net	13,668	(69)	(0.50)
Federal Home Loan Bank
stock, at cost	4,671	--	0.00
Accrued interest receivable	5,034	324	6.88
Prepaid expenses and other assets	3,249	886	37.49
Income tax receivable	150	(486)	(76.42)
Deferred tax assets, net	990	990	100.00
Goodwill	14,206	--	--
Total assets	$1,087,597	$82,886	8.25%

        Cash on hand and in banks increased $9.2 million from December 31, 2006, this as a result of the excess liquidity created by the increase in deposits.

        Loans receivable, net increased $90.2 million to $790.5 million at June 30, 2007 from $700.3 million at December 31, 2006. During the six months ended June 30, 2007, we originated $62.0 million in one-to-four-family mortgage loans. We also originated $26.0 million and $4.6 million in commercial real estate and multi-family mortgages, respectively, $127.2 million in construction/land development loans and $3.0 million in consumer loans. The loan growth during the six months ended June 30, 2007 was partially offset by $95.0 million in principal repayments during the year, an increase in loans in process of $30.5 million and loans sold during the period of $5.8 million.


        Investment securities available for sale decreased $17.1 million or 11.5% to $131.9 million at June 30, 2007 from $149.1 million at December 31, 2006. This decrease was the result of our using the liquidity generated by principal repayments to fund loan originations.

        Deposits. During the six months ended June 30, 2007, deposits increased $115.8 million to $866.5 million. The increase in deposits was the result of increases in certificate accounts of $6.6 million, money market accounts of $34.4 million, NOW accounts of $53.6 million and savings accounts of $21.5 million, offset by a decrease in noninterest-bearing accounts of $255,000. Management believes that the increase in deposits primarily resulted from depositors increasing balances in anticipation of our public stock offering.

        Advances. Total advances at June 30, 2007 were $110.0 million, a decrease of $37.0 million or 25.2% from December 31, 2006. A portion of the liquidity generated from the increase in deposits was used to lower the principal balance of the advances.

        Equity. Total equity increased $3.0 million, or 2.90% to $107.1 million at June 30, 2007 from $104.0 million at December 31, 2006 primarily as a result of $3.7 million in net income for the six month period ended June 30, 2007, partially offset by an increase of $700,000 in unrealized loss on investment securities available for sale, net of tax.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006

        General. Our net income for the three months ended June 30, 2007 was $1.9 million, a decrease of $201,000 from the comparable period in the prior year. The change in the net income was the result of an increase of $285,000 in net interest income, a $215,000 increase in the provision for loan losses, an increase in noninterest income of $21,000, an increase in noninterest expense of $158,000 and an increase of $134,000 in federal income tax expenses. The recent interest rate environment, which has caused short-term market interest rates to rise, while longer term interest rates have not, has had a negative impact on our interest rate spread and net interest margin, which has reduced profitability and caused a decrease in our return on average assets and return on average equity.

        Net Interest Income. Our net interest income increased $285,000 for the three months ended June 30, 2007 to $4.9 million, compared to $4.7 million for the comparable period in the prior year. Average total interest-earning assets increased $112.7 million from the same quarter in 2006, while average total interest-bearing liabilities increased $97.4 million from the three months ended June 30, 2006. During the same period our yield on interest-earning assets increased 31 basis points while our cost on interest-bearing liabilities increased 51 basis points narrowing our interest rate spread for the quarter ended June 30, 2007 by 20 basis points to 1.63% from 1.83% during the same quarter in 2006.

        Interest Income. Total interest income for the three months ended June 30, 2007 increased $2.5 million to $16.1 million from the quarter ended June 30, 2006. The following table compares detailed average earning asset balances, associated yields and resulting changes in interest income for the three months ended June 30, 2007 and 2006:


	Three Months Ended June 30,
	2007		2006		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in Thousands)

Loans receivable, net	$757,820	7.10%	$608,681	6.96%	$2,851
Investment securities available for sale	135,653	4.47	171,504	4.37	(356)
Investment securities held to maturity	86,715	4.40	86,893	4.38	2
Federal Home Loan Bank stock	4,671	0.60	4,671	--	7
Federal funds sold and interest bearing
deposits	13,250	5.40	13,658	4.80	15
Total interest-earning assets	$998,109	6.45%	$885,407	6.14%	$2,519

        Average total interest-earning assets increased $112.7 million during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 as a result of the increase in our loan portfolio. Our 31 basis point increase in the average yield on total interest-earning assets resulted in an increase of $2.5 million in total interest income. These results were attributable to using available liquidity to fund higher yielding construction/land development and commercial real estate loans.

        Interest Expense. Total interest expense for the three months ended June 30, 2007 was $11.2 million, an increase of $2.2 million from the quarter ended June 30, 2006. The following table details average balances cost of funds and the resulting increase in interest expense for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007		2006		Increase /
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in Thousands)

NOW accounts.............	$ 16,476	0.51%	$ 14,099	0.60%	$ --
Passbook savings accounts.......	14,193	1.75	16,515	1.77	(11)
Money market accounts..........	200,756	4.34	204,223	4.22	22
Time deposit certificates.........	525,966	5.01	479,793	4.36	1,356
Advances from Federal Home Loan Bank..	169,615	5.48	115,000	5.07	867
Total interest-bearing liabilites......	$927,006	4.82%	$829,630	4.31%	$2,234

        The average balance of total interest-bearing liabilities increased $97.4 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Our total interest expense increased $2.2 million primarily as a result of a 51 basis point increase in our average total cost of funds and increases in the average balance of our deposits. The average balance of time deposit certificates increased $46.2 million compared to the same period last year. The average cost of time deposit certificates increased 65 basis points. The growth in our time deposit certificates was the result of higher interest rates available relative to other investment products in the current interest rate environment. The average balance of advances from the Federal Home Loan Bank increased $54.6 million for the three months ended June 30, 2007 from the same period in 2006, the average cost of advances increased 41 basis points and the related interest expense increased $867,000. The liquidity generated from the increase in advances was used to fund the growth in the loan portfolio.


        Provision for Loan Losses. We recorded a $375,000 provision for loan losses for the three months ended June 30, 2007, an increase of $215,000 from the three months ended June 30, 2006. This increase was a direct result of the methodology we utilized to compute the balance required for our allowances for loan loss account.

        We used a consistent methodology in assessing the allowance for both 2007 and 2006 periods. For 2007, however, our assumptions placed greater emphasis on our increasing construction/land development loan portfolio and the incremental risks associated with the increased lending activities not previously included in our analysis. We also reviewed the national trend of declining home sales with potential housing market value depreciation and our expanded position in construction/land development and commercial real estate lending. The allowance for loan losses was $2.9 million or 0.33% of total loans outstanding at June 30, 2007 as compared to $2.0 million or 0.27% of total loans outstanding at June 30, 2006. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

        Although we believe that we used the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

	At or For the Three Months
	Ended June 30,
	2007	2006
	(Dollars in Thousands)

Provision for loan losses	$375	$160
Net charge-offs	--	--
Allowances for loan losses	$2,946	$1,971
Allowance for losses as a percentage of total loans
outstanding at the end of the period	0.33%	0.27%
Allowance for loan losses as a percentage of
nonperforming loans at the end of period	4829.51%	2119.35%
Total nonaccrual and 90 days or more past due loans	$61	$93
Nonaccrual and 90 days or more past due loans as a
percentage of total loans	0.01%	0.01%
Total loans receivable	$885,840	$721,324
Total loans originated	$136,679	$94,339
Total loans purchased	$25	$--
Total loans sold	$5,796	$200

        Noninterest Income. Noninterest income increased $21,000 or 55.26% to $59,000 for the three months ended June 30, 2007 from the comparable quarter in 2006. The following table provides a detailed analysis of the changes in the components of noninterest income:


	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2007	June 30, 2006	Increase/(Decrease)
	(Dollars in Thousands)
Service Fees and charges on
deposit accounts	$ 29	$ 2	7.41%
Loan service fees and charges	101	(55)	(35.26)
Mortgage servicing rights, net	(84)	78	48.15
Other	13	(4)	(23.53)
Total noninterest income (expense)	$ 59	$ 21	55.26%

        Loan service fees and charges decreased $55,000 to $101,000 for the three months ended June 30, 2007 compared to the same quarter in 2006 primarily reflecting a decrease of $40,000 in escrow and broker fees at First Financial Diversified, a subsidiary of First Financial of Renton that provides escrow services to First Saving Bank.

        Mortgage servicing rights, net increased $78,000 during the quarter ended June 30, 2007 compared to the same period in 2006. The difference was due to the reduction of the amortization expense for the period.

        Noninterest Expense. Noninterest expense increased $158,000 during the three months ended June 30, 2007 to $2.0 million, compared to $1.9 million for the quarter ended June 30, 2006. The following table provides an analysis of the charges in the components of noninterest expense:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2007	June 30, 2006	Increase/(Decrease)
	(Dollars in Thousands)

Compensation and benefits	$1,273	$191	17.65%
Occupancy and equipment	276	(47)	(14.55)
Data processing	87	(4)	(4.40)
Professional fees	37	(7)	(15.91)
Marketing	53	3	6.00
Office supplies and postage	40	(19)	(32.20)
Regulartory fees and deposit
insurance premiums	23	(14)	(37.84)
Bank and ATM charges	48	18	60.00
Other	177	37	26.43
Total noninterest expense	$2,014	$158	8.51%

        Major components of the increase in noninterest expense include:

        Compensation and benefits increased $191,000 for the three months ended June 30, 2007 from the comparable period in 2006. This increase was attributable to the increased staffing levels at First Savings Bank and Executive House.

        Occupancy and equipment decreased $47,000 during the three months ended June 30, 2007 from the comparable period in 2006. The decrease was primarily attributable to expenses incurred in the renovation of the Executive House facilities in 2006 offset by increased deprecation in 2007.


        Noninterest expense will increase going forward as a result of the accounting, legal, and various other additional noninterest expenses associated with operating a public company, particularly as a result of the requirements of Sarbanes-Oxley of 2002. In addition, noninterest expense will increase going forward as a result of the implementation of the stock benefit plans proposed in connection with the conversion and reorganization. See "Management -- Benefits to Be Considered Following Completion of the Conversion and Reorganization."

        Federal Income Tax Expense. Federal income tax expense increased $134,000 for the three months ended June 30, 2007 to $638,000 from $504,000 for the three months ended June 30, 2006. The effective federal income tax rate for the three months ended June 30, 2007 was 24.54%. There is no State of Washington income tax.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and June 30, 2006

        General. Our net income for the six months ended June 30, 2007 was $3.7 million, a decrease of $728,000 from the comparable period in 2006. The decrease in net income was the result of a $244,000 decrease in net interest income, a $655,000 increase in the provision for loan losses, an $88,000 increase in total noninterest income, a $224,000 increase in noninterest expense and a $307,000 decrease in federal income tax expense.

        Net Interest Income. Our net interest income decreased $244,000 for the six months ended June 30, 2007 to $9.6 million, compared to $9.9 million for the comparable period in the prior year. Average total interest-earning assets increased $112.8 million for the six months ended June 30, 2007 from the six months ended June 30, 2006 with the related yield on these assets increasing 28 basis points. During that same period, our average cost of funds increased 64 basis points resulting in a 36 basis point decrease in our interest rate spread.

        Interest Income. Total interest income for the six months ended June 30, 2007 increased $4.8 million to $31.6 million from the six months ended June 30, 2006. The following table compares detailed average earning asset balances, associated yields and resulting changes in interest income for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007		2006		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in Thousands)

Loans receivable, net	$741,196	7.05%	$587,665	7.02%	$5,505
Investment securities available for sale	139,828	4.46	174,851	4.29	(630)
Investment securities held to maturity	86,716	4.40	87,054	4.36	10
Federal Home Loan Bank stock	4,671	0.51	4,671	--	12
Federal funds sold and interest bearing
deposits	13,959	5.59	19,291	4.59	(53)
Total interest-earning assets	$986,369	6.40%	$873,531	6.12%	$4,844

        Average total interest-earning assets increased $112.8 million during the six months ended June 30, 2007 compared to the same period in 2006 as a result of the increase in our loan portfolio. Our 28 basis point increase in the average yield on total interest-earning assets resulted in an increase of $4.8 million in total interest income. These results were attributable to our redeploying proceeds received from the maturation of and interest received on investment securities and using the increase in deposits and Federal Home Loan Bank advances to fund higher yielding construction/land development and commercial real estate loans.


        Interest Expense. Total interest expense for the six months ended June 30, 2007 was $21.9 million, an increase of $5.1 million from the same period in the prior year. The following table details average balances, cost of funds and the resulting increase in interest expense for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007		2006		Increase/
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in Thousands)

NOW accounts	$ 15,399	0.48%	$ 13,845	0.58%	$ (3)
Passbook savings accounts	14,101	1.74	17,613	1.74	(30)
Money market accounts	201,527	4.37	200,720	4.01	378
Time deposit certificates	525,096	4.95	477,716	4.25	2,843
Advances from Federal Home Loan Bank	160,923	5.46	102,509	4.86	1,900
Total interest-bearing liabilities	$917,046	4.79%	$812,402	4.15%	$5,088

        The average balance of total interest-bearing liabilities increased $104.6 million for the six months ended June 30 2007 compared to the six months ended June 30, 2006. Our total interest expense increased $5.1 million primarily as a result of a 64 basis point increase in our average total cost of funds and increases in the average balance of our advances from the Federal Home Loan Bank and time deposit certificate accounts. The average balance of time deposit certificates increased $47.4 million compared to the same period last year. The average cost of funds for the time deposit certificates increased 70 basis points. The growth in our time deposits certificates was the result of higher interest rates available relative to other investment products in the current interest rate environment. The average balance of advances from the Federal Home Loan Bank increased $58.4 million for the six months ended June 30, 2007 from the same period in 2006, the average cost of advances increased 60 basis points and the related interest expense increased $1.9 million. The liquidity generated from the increase in advances was used to fund the growth in the loan portfolio.

        Provision for Loan Losses. We recorded a $975,000 provision for loan losses for the six months ended June 30, 2007, an increase of $655,000 from the six months ended June 30, 2006. This increase was a direct result of the methodology we utilized to compute the balance required for our allowance for loan loss account.

        We used a consistent methodology in assessing the allowance for both 2007 and 2006. For 2007 however, our assumptions placed greater emphasis on our increasing construction/land development loan portfolio and the incremental risks associated with the increased lending activities not previously included in our analysis. We also reviewed the national trend of declining home sales with potential housing market value depreciation and our expanded position in construction/land development and commercial real estate lending. The allowance for loan losses was $2.9 million or 0.33% of total loans outstanding at June 30, 2007 as compared to $2.0 million, or 0.27% of total loans outstanding at June 30, 2006. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimate.


	At or For the Six Months
	Ended June 30,
	2007	2006
	(Dollars in Thousands)

Provision for loan losses	$975	$320
Net charge-offs	--	--
Allowance for loan losses	$2,946	$1,971
Allowance for losses as a percentage of total loans
outstanding at the end of the period	0.33%	0.27%
Allowance for loan losses as a percentage of
nonperorming loans at end of period	4829.51%	2119.35%
Total nonaccrual and 90 days or more past due loans	$61	$93
Nonaccrual and 90 days or more past due loans as a
percentage of total loans	0.01%	0.01%
Total loans receivable	$885,840	$721,324
Total loans originated	$222,830	$136,000
Total loans purchased	$25	$--
Total loans sold	$5,796	$200

        Noninterest Income. Noninterest income increased $88,000 to $89,000 for the six months ended June 30, 2007 from the comparable period in 2006. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Six Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2007	June 30, 2006	Increase/(Decrease)
	(Dollars in Thousands)

Service fees and charges on
deposit accounts	$44	$1	2.33%
Loan service fees and charges	161	(89)	(35.60)
Mortgage servicing rights, net	(167)	154	47.98
Other	51	22	75.86
Total noninterest income (expense)	$89	$88	8800.00%

        Loan service fees and charges decreased $89,000 to $161,000 for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily the result of a decrease of $61,000 in escrow and broker fees at First Financial Diversified due to decreased loan demand.

        Mortgage servicing rights, net increased $154,000 during the six months ended June 30, 2007. The difference was the result of the reduction of the amortization expense for the period.

        Noninterest Expense. Noninterest expense increased $224,000 during the six months ended June 30, 2007 to $3.8 million, compared to $3.6 million for the six months ended June 30, 2006. The following table provides an analysis of the changes in the components of noninterest expense:


	Six Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2007	June 30, 2006	Increase/(Decrease)
	(Dollars in Thousands)

Compensation and benefits	$2,245	$328	17.11%
Occupancy and equipment	525	(89)	(14.50)
Data processing	223	30	15.54
Professional fees	167	11	7.05
Marketing	105	(57)	(35.19)
Office supplies and postage	91	(13)	(12.50)
Regulatory fees and deposit
insurance premiums	61	(74)	(54.81)
Bank and ATM charges	90	32	55.17
Other	331	56	20.36
Total noninterest expense	$3,838	$224	6.20%

        Major components of the increase in noninterest expense include:

        Compensation and benefits increased $328,000 for the six months ended June 30, 2007 from the comparable period in 2006. This increase was attributable to our increase in staffing levels at First Savings Bank and Executive House.

        Occupancy and equipment decreased $89,000 for the six months ended June 30, 2007 from the comparable period in 2006. The decrease was primarily attributable to expenses incurred in the renovation of the Executive House facilities in 2006 offset by increased depreciation in 2007.

        Marketing expense decreased $57,000 for the six months ended June 30, 2007 from the six months ended June 30, 2006. The decrease was primarily attributable to costs incurred in 2006 to enhance our corporate image and the costs associated with the grand opening of our new bank facility.

        Regulatory fees and deposit insurance premiums decreased $74,000 for the six months ended June 30, 2007 from the same period in 2006. The decrease was attributable to the cost of the state examination conducted in the first six months of 2006. This examination is performed every two years.

        Other expenses increased $56,000 for the six months ended June 30, 2007 from the same period in 2006. This increase was primarily attributable to increases in employee hiring fees and Washington Department of Revenue business tax expense.

        Federal Income Tax Expense. Federal income tax expense decreased $307,000 for the six months ended June 30, 2007 to $1.2 million from $1.5 million for the six months ended June 30, 2006. The effective federal income tax rate for the six months ended June 30, 2007 was 24.17%. There is no State of Washington income tax.`

Liquidity

        We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. Historically, we have maintained cash flow above the minimum level believed to be adequate to meet the


requirements of normal operations, including potential deposit outflows. On a weekly basis, we review and update cash flow projections to ensure that adequate liquidity is maintained. See the "Consolidated Statements of Cash Flows" contained in Item 1 -- Financial Statements, included herein.

        Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the Federal Home Loan Bank of Seattle. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At June 30, 2007, time deposit certificates scheduled to mature in one year or less totaled $389.6 million. Historically, First Savings Bank has been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

        At June 30, 2007, First Savings Bank maintained credit facilities with the Federal Home Loan Bank of Seattle for $355.1 million with an outstanding balance of $110.0 million. In addition, First Savings Bank has a line of credit of $10.0 million with another financial institution which could be used for liquidity. Alternatively, we could liquidate assets to meet our liquidity needs.

Commitments and Off-Balance Sheet Arrangements

        We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2007, we had no commitments to originate loans for sale.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary by us required varies, but may include real estate and income-producing commercial properties. At June 30, 2007, commitments to the originate loans, commitments under unused lines of credit, and undisbursed portions of construction loans in process, for which we were obligated amounted to approximately $61.1 million, $2.4 million and $89.2 million, respectively.

        First Financial Holdings, MHC and its subsidiary from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have material adverse effect on First Financial Holdings, MHC's consolidated financial position, results of operation, or liquidity.

        Among our contingent liabilities are exposures to limited recourse arrangements with respect to sales of whole loans and participation interests.

        We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

        The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under out construction loans at June 30, 2007.


		Amount of Commitment Expiration - Per Period
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
	(Dollars in Thousands)

Commitments to originate loans	$61,106	61,106	--	--	--
Unused portion of home equity
lines of credit	2,416	--	--	--	2,416
Undisbursed portion of construction
loans in process	89,222	89,222	--	--	--
Total commitments	$152,744	150,328	--	--	2,416

Capital

        Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $107.1 million at June 30, 2007 or 9.84%, of total assets on that date. As of June 30, 2007, we exceeded all regulatory capital requirements. On a consolidated basis our regulatory capital ratios at June 30, 2007 were as follows: Tier 1 capital 9.34%; Tier 1 (core) risk-based capital 13.53%; and total risk-based capital 13.94%. At June 30, 2007, First Savings Bank's regulatory capital ratios were as follows: Tier 1 capital 8.50%; Tier 1 (core) risk-based capital 12.32%; and total risk based capital 12.73%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Like other financial institutions, we are subject to interest rate risk and expect periodic imbalances in the interest rate sensitivities of our assets and liabilities. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities.

The following table illustrates the change in the net portfolio value at June 30, 2007 that would occur in the event of an immediate change in interest rates equally across all maturities. This modeling is performed quarterly and is predicated upon a stable balance sheet, with no growth or change in asset or liability mix. Additionally, no consideration is given to any steps that we might take to counter the effect of that interest movement. Although the NPV measurement provides an indication of First Savings Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast of the effect of changes in market interest rates on First Savings Bank's net interest income and will differ from actual results.


			June 30, 2007

				Net Portfolio as % of
Basis Point	Net Portfolio Value (1)			Portfolio Value of Assets		Market Value
Change in Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
(Dollars in Thousands)

300	$61,977	$(45,075)	(42.11)%	6.22%	(4.19)%	$997,107
200	76,057	(30,995)	(28.95)	7.44	(2.88)	1,021,756
100	90,967	(16,085)	(15.03)	8.68	(1.50)	1,047,650
0	107,052	--	--	9.96	--	1,075,196
(100)	120,343	13,291	12.42	10.94	1.24	1,100,270
(200)	128,096	21,044	19.66	11.43	1.96	1,120,417
(300)	129,665	22,613	21.12	11.43	2.10	1,134,821

(1)	The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.
(2)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(3)	Calculated as the net portfolio value divided by the market value of assets ("net portfolio value ratio").
(4)	Calculated as the increase (decrease) in the net portfolio value ratio assuming the indicated change in interest rates over the estimated portfolio value of assets assuming no change in interest rates.
(5)	Calculated based on the present value of the discounted cash flows from assets. The market value of assets represents the value of sets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

At June 30, 2007, First Savings Bank had no derivative financial instruments. In addition, First Savings Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be the primary market risk as other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of First Financial Holdings, MHC's business activities and operations.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of our Chief Executive Officer, the Principal Financial and Accounting Officer, and other members of our management team as of the end of the period covered by this quarterly report. Our Chief Executive Officer and the Principal Financial and Accounting Officer concluded that as of June 30, 2007 our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Principal Financial and Accounting Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2007, that have materially affected, or is reasonably likely to materially affect, our


internal control over financial reporting. We also continued to implement suggestions from our internal auditor and independent auditors on ways to strengthen existing controls.

We intend to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause us to modify our disclosure controls and procedures. We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within First Financial Holdings, MHC and subsidiaries have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures which may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on the our financial position or results of operations.

Item 1A. Risk Factors

Not applicable. However, for information regarding certain risk factors related to our business and stock offering, please refer to the section entitled "Risk Factors" contained in the prospectus included as part of the Registration Statement on Form S-1 initially filed with the Securities and Exchange Commission on June 6, 2007 and declared effective on August 10, 2007 (File Number 333-143549).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.


Item 6. Exhibits
2	Amended Plan of Conversion and Reorganization of First Financial Holdings, MHC, First Financial of Renton, Inc. and First Savings Bank of Renton (1)
3.1	Articles of Incorporation of First Financial Northwest, Inc. (1)
3.2	Bylaws of Incorporation of First Financial Northwest, Inc. (1)
4	Form of stock certificate of First Financial Northwest, Inc. (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Northwest Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-143549)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                    First Financial Northwest, Inc.

Date: September 19, 2007                                                        /s/ Victor Karpiak
                                                                                                    Victor Karpiak
                                                                                                    Chairman, President,
                                                                                                    Chief Executive Officer and Chief Financial Officer


EXHIBIT INDEX
10.6	Form of 401(k) Retirement Plan
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act


Exhibit 10.6

Form of 401(k) Retirement Plan

32


FIRST SAVINGS BANK OF RENTON
SAVINGS PLAN

401(k) Plan CL2006

Restated August 27, 2007


TABLE OF CONTENTS

INTRODUCTION

ARTICLE I                    FORMAT AND DEFINITIONS

Section 1.01        -----    Format
Section 1.02        -----    Definitions

ARTICLE II                    PARTICIPATION

Section 2.01        -----    Active Participant
Section 2.02        -----    Inactive Participant
Section 2.03        -----    Cessation of Participation
Section 2.04        -----    Adopting Employers - Single Plan

ARTICLE III                   CONTRIBUTIONS

Section 3.01        -----    Employer Contributions
Section 3.01A      -----    Rollover Contributions
Section 3.02        -----    Forfeitures
Section 3.03        -----    Allocation
Section 3.04        -----    Contribution Limitation
Section 3.05        -----    Excess Amounts

ARTICLE IV                  INVESTMENT OF CONTRIBUTIONS

Section 4.01        -----    Investment and Timing of Contributions
Section 4.01A      -----    Investment in Qualifying Employer Securities

ARTICLE V                   BENEFITS

Section 5.01        -----    Retirement Benefits
Section 5.02        -----    Death Benefits
Section 5.03        -----    Vested Benefits
Section 5.04        -----    When Benefits Start
Section 5.05        -----    Withdrawal Benefits
Section 5.06        -----    Loans to Participants
Section 5.07        -----    Distributions Under Qualified Domestic Relations Orders

ARTICLE VI                  DISTRIBUTION OF BENEFITS

Section 6.01        -----    Automatic Forms of Distribution
Section 6.02        -----    Optional Forms of Distribution
Section 6.03        -----    Election Procedures
Section 6.04        -----    Notice Requirements

ARTICLE VII                 REQUIRED MINIMUM DISTRIBUTIONS

Section 7.01        -----    Application
Section 7.02        -----    Definitions


Section 7.03        -----    Required Minimum Distributions
Section 7.04        -----    Transition Rules

ARTICLE VIII                TERMINATION OF THE PLAN

ARTICLE IX                  ADMINISTRATION OF THE PLAN

Section 9.01        -----    Administration
Section 9.02        -----    Expenses
Section 9.03        -----    Records
Section 9.04        -----    Information Available
Section 9.05        -----    Claim Procedures
Section 9.06        -----    Delegation of Authority
Section 9.07        -----    Exercise of Discretionary Authority
Section 9.08        -----    Transaction Processing
Section 9.09        -----    Voting and Tender of Qualifying Employer Securities

ARTICLE X                   GENERAL PROVISIONS

Section 10.01      -----    Amendments
Section 10.02      -----    Direct Rollovers
Section 10.03      -----    Mergers and Direct Transfers
Section 10.04      -----    Provisions Relating to the Insurer and Other Parties
Section 10.05      -----    Employment Status
Section 10.06      -----    Rights to Plan Assets
Section 10.07      -----    Beneficiary
Section 10.08      -----    Nonalienation of Benefits
Section 10.09      -----    Construction
Section 10.10      -----    Legal Actions
Section 10.11      -----    Small Amounts
Section 10.12      -----    Word Usage
Section 10.13      -----    Change in Service Method
Section 10.14      -----    Military Service

ARTICLE XI                  TOP-HEAVY PLAN REQUIREMENTS

Section 11.01      -----    Application
Section 11.02      -----    Definitions
Section 11.03      -----    Modification of Vesting Requirements
Section 11.04      -----    Modification of Contributions

PLAN EXECUTION


INTRODUCTION

        The Primary Employer previously established a savings plan on January 1, 1995.

       The Primary Employer is of the opinion that the plan should be changed. It believes that the best means to accomplish these changes is to completely restate the plan's terms, provisions and conditions. The restatement, effective August 27, 2007, is set forth in this document and is substituted in lieu of the prior document with the exception of any good faith compliance amendment and any model amendment. Such amendment(s) shall continue to apply to this restated plan until such provisions are integrated into the plan or such amendment(s) are superseded by another amendment.

        The restated plan continues to be for the exclusive benefit of employees of the Employer. All persons covered under the plan on August 26, 2007, shall continue to be covered under the restated plan with no loss of benefits.

        It is intended that the plan, as restated, shall qualify as a profit sharing plan under the Internal Revenue Code of 1986, including any later amendments to the Code.

        This plan includes the statutory, regulatory, and guidance changes specified in the 2006 Cumulative List of Changes in Plan Qualification Requirements (2006 Cumulative List) contained in Internal Revenue Service Notice 2007-3 and the qualification requirements and guidance published before the issuance of such list. The provisions of this plan apply as of the effective date of the restatement unless otherwise specified.


ARTICLE I

FORMAT AND DEFINITIONS

SECTION 1.01--FORMAT.

        Words and phrases defined in the DEFINITIONS SECTION of Article I shall have that defined meaning when used in this Plan, unless the context clearly indicates otherwise.

        These words and phrases have an initial capital letter to aid in identifying them as defined terms.

SECTION 1.02--DEFINITIONS.

Account means, for a Participant, his share of the Plan Fund. Separate accounting records are kept for those parts of his Account that result from:

(a) Pre-tax Elective Deferral Contributions

(b) Matching Contributions

(c) Other Employer Contributions

(d) Rollover Contributions

If the Participant's Vesting Percentage is less than 100% as to any of the Employer Contributions, a separate accounting record will be kept for any part of his Account resulting from such Employer Contributions and, if there has been a prior Forfeiture Date, from such Contributions made before a prior Forfeiture Date.

A Participant's Account shall be reduced by any distribution of his Vested Account and by any Forfeitures. A Participant's Account shall participate in the earnings credited, expenses charged, and any appreciation or depreciation of the Investment Fund. His Account is subject to any minimum guarantees applicable under the Annuity Contract or other investment arrangement and to any expenses associated therewith.

Accrual Computation Period means a consecutive 12-month period ending on the last day of each Plan Year, including corresponding consecutive 12-month periods before January 1, 1995.

ACP Test means the nondiscrimination test described in Code Section 401(m)(2) as provided for in subparagraph (d) of the EXCESS AMOUNTS SECTION of Article III.

Active Participant means an Eligible Employee who is actively participating in the Plan according to the provisions in the ACTIVE PARTICIPANT SECTION of Article II.

Adopting Employer means an employer which is a Controlled Group member and which is listed in the ADOPTING EMPLOYERS - SINGLE PLAN SECTION of Article II.

ADP Test means the nondiscrimination test described in Code Section 401(k)(3) as provided for in subparagraph (c) of the EXCESS AMOUNTS SECTION of Article III.

Affiliated Service Group means any group of corporations, partnerships or other organizations of which the Employer is a part and which is affiliated within the meaning of Code Section 414(m) and the regulations

thereunder. Such a group includes at least two organizations one of which is either a service organization (that is, an organization the principal business of which is performing services), or an organization the principal business of which is performing management functions on a regular and continuing basis. Such service is of a type historically performed by employees. In the case of a management organization, the Affiliated Service Group shall include organizations related, within the meaning of Code Section 144(a)(3), to either the management organization or the organization for which it performs management functions. The term Controlled Group, as it is used in this Plan, shall include the term Affiliated Service Group.

Alternate Payee means any spouse, former spouse, child, or other dependent of a Participant who is recognized by a qualified domestic relations order as having a right to receive all, or a portion of, the benefits payable under the Plan with respect to such Participant.

Annual Compensation means, for a Plan Year, the Employee's Compensation for the Compensation Year ending with or within the consecutive 12-month period ending on the last day of the Plan Year.

For Plan Years beginning on or after July 1, 2007, Annual Compensation shall include amounts earned but not paid during the Compensation Year solely because of the timing of pay periods and pay dates, provided the amounts are paid during the first few weeks of the next Compensation Year, the amounts are included on a uniform and consistent basis with respect to all similarly situated Employees, and no Compensation is included in more than one Compensation Year.

Annuity Contract means the annuity contract or contracts into which the Trustee or the Primary Employer enters with the Insurer for guaranteed benefits, for the investment of Contributions in separate accounts, and for the payment of benefits under this Plan.

Annuity Starting Date means, for a Participant, the first day of the first period for which an amount is payable as an annuity or any other form.

Beneficiary means the person or persons named by a Participant to receive any benefits under the Plan when the Participant dies. See the BENEFICIARY SECTION of Article X.

Catch-up Contributions means Elective Deferral Contributions made to the Plan that are in excess of an otherwise applicable Plan limit and that are made by Participants who are age 50 or older by the end of the taxable year. An otherwise applicable Plan limit is a limit in the Plan that applies to Elective Deferral Contributions without regard to Catch-up Contributions, such as the limits on the Maximum Annual Additions, as defined in the CONTRIBUTION LIMITATION SECTION of Article III, the dollar limitation on Elective Deferral Contributions under Code Section 402(g) (not counting Catch-up Contributions), and the limit imposed by the ADP Test.

Catch-up Contributions are not subject to the limits on the Maximum Annual Additions, as defined in the CONTRIBUTION LIMITATION SECTION of Article III, are not counted in the ADP Test, and are not counted in determining the minimum allocation under Code Section 416 (but Catch-up Contributions made in prior years are counted in determining whether the Plan is top-heavy).

Claimant means any person who makes a claim for benefits under this Plan. See the CLAIM PROCEDURES SECTION of Article IX.

Code means the Internal Revenue Code of 1986, as amended.

Compensation means, except for purposes of the CONTRIBUTION LIMITATION SECTION of Article III, the total earnings, except as modified in this definition, from the Employer during any specified period.


"Earnings" in this definition means wages, within the meaning of Code Section 3401(a), and all other payments of compensation to an Employee by the Employer (in the course of the Employer's trade or business) for which the Employer is required to furnish the Employee a written statement under Code Sections 6041(d), 6051(a)(3), and 6052. Earnings shall be determined without regard to any rules under Code Section 3401(a) that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Code Section 3401(a)(2)). The type of compensation that is reported in the "Wages, Tips and Other Compensation" box on Form W-2 satisfies this definition.

For any Self-employed Individual, Compensation means Earned Income.

Except as provided herein, Compensation for a specified period is the Compensation actually paid or made available (or if earlier, includible in gross income) during such period.

For Plan Years beginning on or after July 1, 2007, for purposes of the EXCESS AMOUNTS SECTION of Article III, Compensation shall include amounts earned but not paid during the Plan Year solely because of the timing of pay periods and pay dates, provided the amounts are paid during the first few weeks of the next Plan Year, the amounts are included on a uniform and consistent basis with respect to all similarly situated employees, and no Compensation is included in more than one Plan Year.

For Plan Years beginning on or after January 1, 2005, Compensation for a Plan Year shall also include Compensation paid by the later of 2 1/2 months after an Employee's Severance from Employment with the Employer maintaining the Plan or the end of the Plan Year that includes the date of the Employee's Severance from Employment with the Employer maintaining the Plan, if the payment is regular Compensation for services during the Employee's regular working hours, or Compensation for services outside the Employee's regular working hours (such as overtime or shift differential), commissions, bonuses, or other similar payments, and, absent a Severance from Employment, the payments would have been paid to the Employee while the Employee continued in employment with the Employer.

Any payments not described above shall not be considered Compensation if paid after Severance from Employment, even if they are paid by the later of 2 1/2 months after the date of Severance from Employment or the end of the Plan Year that includes the date of Severance from Employment, except, payments to an individual who does not currently perform services for the Employer by reason of qualified military service (within the meaning of Code Section 414(u)(1)) to the extent these payments do not exceed the amounts the individual would have received if the individual had continued to perform services for the Employer rather than entering qualified military service.

Back pay, within the meaning of section 1.415(c)-2(g)(8) of the regulations, shall be treated as Compensation for the Plan Year to which the back pay relates to the extent the back pay represents wages and compensation that would otherwise be included in this definition.

Compensation paid or made available during a specified period shall include amounts that would otherwise be included in Compensation but for an election under Code Section 125(a), 132(f)(4), 402(e)(3), 402(h)(1)(B), 402(k), or 457(b).

Compensation shall exclude reimbursements or other expense allowances, fringe benefits (cash and noncash), moving expenses, deferred compensation (other than elective contributions), and welfare benefits.

For purposes of determining the amount of Elective Deferral Contributions and Matching Contributions, Compensation shall exclude reimbursements or other expense allowances, fringe benefits (cash and

noncash), moving expenses, deferred compensation (other than elective contributions), and welfare benefits.

For Plan Years beginning on or after January 1, 2002, the annual Compensation of each Participant taken into account in determining contributions and allocations for any determination period (the period over which Compensation is determined) shall not exceed $200,000, as adjusted for cost-of-living increases in accordance with Code Section 401(a)(17)(B). The cost-of-living adjustment in effect for a calendar year applies to any determination period beginning with or within such calendar year.

If a determination period consists of fewer than 12 months, the annual compensation limit is an amount equal to the otherwise applicable annual compensation limit multiplied by a fraction. The numerator of the fraction is the number of months in the short determination period, and the denominator of the fraction is 12.

If Compensation for any prior determination period is taken into account in determining a Participant's contributions or allocations for the current Plan Year, the Compensation for such prior determination period is subject to the applicable annual compensation limit in effect for that determination period. For this purpose, in determining contributions and allocations in Plan Years beginning on or after January 1, 2002, the annual compensation limit in effect for determination periods beginning before that date is $200,000.

Compensation means, for a Leased Employee, Compensation for the services the Leased Employee performs for the Employer, determined in the same manner as the Compensation of Employees who are not Leased Employees, regardless of whether such Compensation is received directly from the Employer or from the leasing organization.

Compensation Year means the consecutive 12-month period ending on the last day of each Plan Year, including corresponding periods before January 1, 1995.

Contingent Annuitant means an individual named by the Participant to receive a lifetime benefit after the Participant's death in accordance with a survivorship life annuity.

Contributions means Employer Contributions and Rollover Contributions as set out in Article III, unless the context clearly indicates only specific contributions are meant.

Controlled Group means any group of corporations, trades, or businesses of which the Employer is a part that is under common control. A Controlled Group includes any group of corporations, trades, or businesses, whether or not incorporated, which is either a parent-subsidiary group, a brother-sister group, or a combined group within the meaning of Code Section 414(b), Code Section 414(c) and the regulations thereunder and, for purposes of determining contribution limitations under the CONTRIBUTION LIMITATION SECTION of Article III, as modified by Code Section 415(h). The term Controlled Group, as it is used in this Plan, shall include the term Affiliated Service Group and any other employer required to be aggregated with the Employer under Code Section 414(o) and the regulations thereunder.

Direct Rollover means a payment by the Plan to the Eligible Retirement Plan specified by the Distributee.

Discretionary Contributions means discretionary contributions made by the Employer to fund this Plan. See the EMPLOYER CONTRIBUTIONS SECTION of Article III.

Distributee means an Employee or former Employee. In addition, the Employee's (or former Employee's) surviving spouse and the Employee's (or former Employee's) spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Code Section 414(p), are Distributees with regard to the interest of the spouse or former spouse.


Early Retirement Age means a Participant's age on the date he meets the following requirement(s):

(a) He has attained age 55.

(b) He has completed 5 years of Vesting Service.

Early Retirement Date means the first day of any month before a Participant's Normal Retirement Date that the Participant selects for the start of his retirement benefits. This day shall be on or after the date he has a Severance from Employment and reaches Early Retirement Age. If a Participant has a Severance from Employment before satisfying any age requirement for Early Retirement Age, but after satisfying any other requirements, the Participant shall be entitled to elect an early retirement benefit upon satisfying such age requirement.

Earned Income means, for a Self-employed Individual, net earnings from self-employment in the trade or business for which this Plan is established if such Self-employed Individual's personal services are a material income producing factor for that trade or business. Net earnings shall be determined without regard to items not included in gross income and the deductions properly allocable to or chargeable against such items. Net earnings shall be reduced for the employer contributions to the employer's qualified retirement plan(s) to the extent deductible under Code Section 404.

Net earnings shall be determined with regard to the deduction allowed to the employer by Code Section 164(f) for taxable years beginning after December 31, 1989.

Elective Deferral Contributions means contributions made by the Employer to fund this Plan in accordance with elective deferral agreements between Eligible Employees and the Employer.

Elective deferral agreements shall be made, changed, or terminated according to the provisions of the EMPLOYER CONTRIBUTIONS SECTION of Article III.

Elective Deferral Contributions shall be 100% vested and subject to the distribution restrictions of Code Section 401(k) when made. See the WHEN BENEFITS START SECTION of Article V.

Elective Deferral Contributions means Pre-tax Elective Deferral Contributions.

Eligibility Service means an Employee's Period of Service. Eligibility Service shall be measured from his Employment Commencement Date to his most recent Severance Date. This Period of Service shall be reduced by any Period of Severance that occurred prior to his most recent Severance Date, unless such Period of Severance is included under the service spanning rule below. This period of Eligibility Service shall be expressed as months (on the basis that 30 days equal one month).

However, Eligibility Service is modified as follows:

Period of Military Duty included:

A Period of Military Duty shall be included as service with the Employer to the extent it has not already been credited.

Period of Severance included (service spanning rule):

A Period of Severance shall be deemed to be a Period of Service under either of the following conditions:


(a)	the Period of Severance immediately follows a period during which an Employee is not absent from work and ends within 12 months; or

(b)	the Period of Severance immediately follows a period during which an Employee is absent from work for any reason other than quitting, being discharged, or retiring (such as a leave of absence or layoff) and ends within 12 months of the date he was first absent.

Controlled Group service included:

An Employee's service with a member firm of a Controlled Group while both that firm and the Employer were members of the Controlled Group shall be included as service with the Employer.

Eligible Employee means any Employee of the Employer excluding the following:
Bargaining class. Represented for collective bargaining purposes by any collective bargaining agreement between the Employer and employee representatives, if retirement benefits were the subject of good faith bargaining and if two percent or less of the Employees who are covered pursuant to that agreement are professionals as defined in section 1.410(b)-9 of the regulations. For this purpose, the term "employee representatives" does not include any organization more than half of whose members are Employees who are owners, officers, or executives of the Employer.

Eligible Retirement Plan means an eligible plan under Code Section 457(b) which is maintained by a state, political subdivision of a state, or any agency or instrumentality of a state or political subdivision of a state and which agrees to separately account for amounts transferred into such plan from this Plan, an individual retirement account described in Code Section 408(a), an individual retirement annuity described in Code Section 408(b), an annuity plan described in Code Section 403(a), an annuity contract described in Code Section 403(b), or a qualified plan described in Code Section 401(a), that accepts the Distributee's Eligible Rollover Distribution. The definition of Eligible Retirement Plan shall also apply in the case of a distribution to a surviving spouse, or to a spouse or former spouse who is the Alternate Payee under a qualified domestic relations order, as defined in Code Section 414(p).

For taxable years beginning on or after January 1, 2006, if any portion of an Eligible Rollover Distribution is attributable to payments or distributions from a designated Roth account, an Eligible Retirement Plan with respect to such portion shall include only (i) another designated Roth account of the individual from whose Account the payments or distributions were made under an annuity plan described in Code Section 403(a) or a qualified plan described in Code Section 401(a); (ii) another designated Roth account of such individual under an annuity plan described in Code Section 403(b); or (iii) a Roth IRA described in Code Section 408A of such individual.

Eligible Rollover Distribution means any distribution of all or any portion of the balance to the credit of the Distributee, except that an Eligible Rollover Distribution does not include: (i) any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the Distributee or the joint lives (or joint life expectancies) of the Distributee and the Distributee's designated Beneficiary, or for a specified period of ten years or more; (ii) any distribution to the extent such distribution is required under Code Section 401(a)(9); (iii) any hardship distribution; (iv) the portion of any other distribution(s) that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities); and (v) any other distribution(s) that is reasonably expected to total less than $200 during a year.

A portion of a distribution shall not fail to be an Eligible Rollover Distribution merely because the portion consists of after-tax employee contributions that are not includible in gross income. However, such portion


may be transferred only to an individual retirement account or individual retirement annuity described in Code Section 408(a) or (b), or to a qualified defined contribution plan described in Code Section 401(a) or 403(a) that agrees to separately account for amounts so transferred, including separately accounting for the portion of such distribution which is includible in gross income and the portion of such distribution which is not so includible.

A portion of a distribution shall not fail to be an Eligible Rollover Distribution merely because the portion consists of the portion of a designated Roth account that is not includible in a Participant's gross income. However, for taxable years beginning on or after January 1, 2006, such portion may be transferred only to a Roth IRA described in Code Section 408A or to a designated Roth account under another plan that agrees to separately account for amounts so transferred, including separately accounting for the portion of such distribution which is includible in gross income and the portion of such distribution which is not so includible.

If the distribution includes any portion of a designated Roth account, in determining if (v) above applies: (i) any portion of the distribution from the designated Roth account shall not be treated as an Eligible Rollover Distribution if it is reasonably expected to total less than $200 during a year and (ii) the balance of the distribution, if any, shall not be treated as an Eligible Rollover Distribution if it is reasonably expected to total less than $200 during a year. In addition, for taxable years beginning on or after January 1, 2006, a designated Roth account and all other accounts under the Plan shall be treated as accounts held under two separate plans and shall not be combined in determining a mandatory distribution of an Eligible Rollover Distribution greater than $1,000 in the DIRECT ROLLOVERS SECTION of Article X.

Employee means an individual who is employed by the Employer or any other employer required to be aggregated with the Employer under Code Sections 414(b), (c), (m), or (o). A Controlled Group member is required to be aggregated with the Employer.

The term Employee shall include any Self-employed Individual treated as an employee of any employer described in the preceding paragraph as provided in Code Section 401(c)(1). The term Employee shall also include any Leased Employee deemed to be an employee of any employer described in the preceding paragraph as provided in Code Section 414(n) or (o).

Employer means, except for purposes of the CONTRIBUTION LIMITATION SECTION of Article III, the Primary Employer. This will also include any successor corporation or firm of the Employer which shall, by written agreement, assume the obligations of this Plan or any Predecessor Employer that maintained this Plan.

Employer Contributions means

        Elective Deferral Contributions
        Matching Contributions
        Discretionary Contributions

as set out in Article III and contributions made by the Employer to fund this Plan in accordance with the provisions of the MODIFICATION OF CONTRIBUTIONS SECTION of Article XI, unless the context clearly indicates only specific contributions are meant.

Employment Commencement Date means the date an Employee first performs an Hour of Service.

Entry Date means the date an Employee first enters the Plan as an Active Participant. See the ACTIVE PARTICIPANT SECTION of Article II.

ERISA means the Employee Retirement Income Security Act of 1974, as amended.


Fiscal Year means the Primary Employer's taxable year. The last day of the Fiscal Year is December 31.

Forfeiture means the part, if any, of a Participant's Account that is forfeited. See the FORFEITURES SECTION of Article III.

Forfeiture Date means, as to a Participant, the date the Participant incurs five consecutive Vesting Breaks in Service.

Highly Compensated Employee means any Employee who:

(a)	was a 5-percent owner at any time during the year or the preceding year, or
(b)	for the preceding year had compensation from the Employer in excess of $80,000 and, if the Employer so elects, was in the top-paid group for the preceding year. The $80,000 amount is adjusted at the same time and in the same manner as under Code Section 415(d), except that the base period is the calendar quarter ending September 30, 1996.

For this purpose the applicable year of the plan for which a determination is being made is called a determination year and the preceding 12-month period is called a look-back year. If the Employer makes a calendar year data election, the look-back year shall be the calendar year beginning with or within the look-back year. The Plan may not use such election to determine whether Employees are Highly Compensated Employees on account of being a 5-percent owner.

In determining who is a Highly Compensated Employee, the Employer does not make a top-paid group election. In determining who is a Highly Compensated Employee, the Employer does not make a calendar year data election.

Calendar year data elections and top-paid group elections, once made, apply for all subsequent years unless changed by the Employer. If the Employer makes one election, the Employer is not required to make the other. If both elections are made, the look-back year in determining the top-paid group must be the calendar year beginning with or within the look-back year. These elections must apply consistently to the determination years of all plans maintained by the Employer which reference the highly compensated employee definition in Code Section 414(q), except as provided in Internal Revenue Service Notice 97-45 (or superseding guidance).

The determination of who is a highly compensated former Employee is based on the rules applicable to determining Highly Compensated Employee status as in effect for that determination year, in accordance with section 1.414(q)-1T, A-4 of the temporary Income Tax Regulations and Internal Revenue Service Notice 97-45.

The determination of who is a Highly Compensated Employee, including the determinations of the number and identity of Employees in the top-paid group, the compensation that is considered, and the identity of the 5-percent owners, shall be made in accordance with Code Section 414(q) and the regulations thereunder.

Hour of Service means, for the elapsed time method of crediting service in this Plan, each hour for which an Employee is paid, or entitled to payment, for performing duties for the Employer. Hour of Service means, for the hours method of crediting service in this Plan, the following:

(a)	Each hour for which an Employee is paid, or entitled to payment, for performing duties for the Employer during the applicable computation period.


(b)	Each hour for which an Employee is paid, or entitled to payment, by the Employer on account of a period of time in which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty or leave of absence. Notwithstanding the preceding provisions of this subparagraph (b), no credit will be given to the Employee:

	(1)	for more than 501 Hours of Service under this subparagraph (b) on account of any single continuous period in which the Employee performs no duties (whether or not such period occurs in a single computation period); or

	(2)	for an Hour of Service for which the Employee is directly or indirectly paid, or entitled to payment, on account of a period in which no duties are performed if such payment is made or due under a plan maintained solely for the purpose of complying with applicable worker's or workmen's compensation, or unemployment compensation, or disability insurance laws; or

	(3)	for an Hour of Service for a payment which solely reimburses the Employee for medical or medically related expenses incurred by him.

For purposes of this subparagraph (b), a payment shall be deemed to be made by, or due from the Employer, regardless of whether such payment is made by, or due from the Employer, directly or indirectly through, among others, a trust fund or insurer, to which the Employer contributes or pays premiums and regardless of whether contributions made or due to the trust fund, insurer or other entity are for the benefit of particular employees or are on behalf of a group of employees in the aggregate.

(c)	Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the Employer. The same Hours of Service shall not be credited both under subparagraph (a) or subparagraph (b) above (as the case may be) and under this subparagraph (c). Crediting of Hours of Service for back pay awarded or agreed to with respect to periods described in subparagraph (b) above will be subject to the limitations set forth in that subparagraph.

The crediting of Hours of Service above shall be applied under the rules of paragraphs (b) and (c) of the Department of Labor Regulation 2530.200b-2 (including any interpretations or opinions implementing such rules); which rules, by this reference, are specifically incorporated in full within this Plan. The reference to paragraph (b) applies to the special rule for determining hours of service for reasons other than the performance of duties such as payments calculated (or not calculated) on the basis of units of time and the rule against double credit. The reference to paragraph (c) applies to the crediting of hours of service to computation periods.

Hours of Service shall be credited for employment with any other employer required to be aggregated with the Employer under Code Sections 414(b), (c), (m), or (o) and the regulations thereunder for purposes of eligibility and vesting. Hours of Service shall also be credited for any individual who is considered an employee for purposes of this Plan pursuant to Code Section 414(n) or (o) and the regulations thereunder.

Solely for purposes of determining whether a one-year break in service has occurred for eligibility or vesting purposes, during a Parental Absence an Employee shall be credited with the Hours of Service which would otherwise have been credited to the Employee but for such absence, or in any case in which such hours cannot be determined, eight Hours of Service per day of such absence. The Hours of Service credited under this paragraph shall be credited in the computation period in which the absence begins if the crediting is necessary to prevent a break in service in that period; or in all other cases, in the following computation period.


Inactive Participant means a former Active Participant who has an Account. See the INACTIVE PARTICIPANT SECTION of Article II.

Insurer means Principal Life Insurance Company or the insurance company or companies named by (i) the Primary Employer or (ii) the Trustee in its discretion or as directed under the Trust Agreement.

Investment Fund means the total of Plan assets, excluding the guaranteed benefit policy portion of any Annuity Contract. All or a portion of these assets may be held under, or invested pursuant to, the terms of a Trust Agreement.

The Investment Fund shall be valued at current fair market value as of the Valuation Date. The valuation shall take into consideration investment earnings credited, expenses charged, payments made, and changes in the values of the assets held in the Investment Fund.

The Investment Fund shall be allocated at all times to Participants, except as otherwise expressly provided in the Plan. The Account of a Participant shall be credited with its share of the gains and losses of the Investment Fund. That part of a Participant's Account invested in a funding arrangement that establishes one or more accounts or investment vehicles for such Participant thereunder shall be credited with the gain or loss from such accounts or investment vehicles. The part of a Participant's Account that is invested in other funding arrangements shall be credited with a proportionate share of the gain or loss of such investments. The share shall be determined by multiplying the gain or loss of the investment by the ratio of the part of the Participant's Account invested in such funding arrangement to the total of the Investment Fund invested in such funding arrangement.

Investment Manager means any fiduciary (other than a trustee or Named Fiduciary)

(a)	who has the power to manage, acquire, or dispose of any assets of the Plan;

(b)	who (i) is registered as an investment adviser under the Investment Advisers Act of 1940; (ii) is not registered as an investment adviser under such Act by reason of paragraph (1) of section 203A(a) of such Act, is registered as an investment adviser under the laws of the state (referred to in such paragraph (1)) in which it maintains its principal office and place of business, and, at the time it last filed the registration form most recently filed by it with such state in order to maintain its registration under the laws of such state, also filed a copy of such form with the Secretary of Labor; (iii) is a bank, as defined in that Act; or (iv) is an insurance company qualified to perform services described in subparagraph (a) above under the laws of more than one state; and

(c)	who has acknowledged in writing being a fiduciary with respect to the Plan.

Late Retirement Date means the first day of any month that is after a Participant's Normal Retirement Date and on which retirement benefits begin. If a Participant continues to work for the Employer after his Normal Retirement Date, his Late Retirement Date shall be the earliest first day of the month on or after the date he has a Severance from Employment. An earlier Retirement Date may apply if the Participant so elects. A later Retirement Date may apply if the Participant so elects. See the WHEN BENEFITS START SECTION of Article V.

Leased Employee means any person (other than an employee of the recipient) who, pursuant to an agreement between the recipient and any other person ("leasing organization"), has performed services for the recipient (or for the recipient and related persons determined in accordance with Code Section 414(n)(6)) on a substantially full time basis for a period of at least one year, and such services are performed under primary direction or control by the recipient. Contributions or benefits provided by the leasing organization to a Leased


Employee, which are attributable to service performed for the recipient employer, shall be treated as provided by the recipient employer.

A Leased Employee shall not be considered an employee of the recipient if:

(a)	such employee is covered by a money purchase pension plan providing (i) a nonintegrated employer contribution rate of at least 10 percent of compensation, as defined in Code Section 415(c)(3), (ii) immediate participation, and (iii) full and immediate vesting, and

(b)	Leased Employees do not constitute more than 20 percent of the recipient's nonhighly compensated work force.

Loan Administrator means the person(s) or position(s) authorized to administer the Participant loan program.

The Loan Administrator is Robert Gagnier.

Matching Contributions means contributions made by the Employer to fund this Plan that are contingent on a Participant's Elective Deferral Contributions. See the EMPLOYER CONTRIBUTIONS SECTION of Article III.

Monthly Date means each Yearly Date and the same day of each following month during the Plan Year beginning on such Yearly Date.

Named Fiduciary means the person or persons who have authority to control and manage the operation and administration of the Plan.

The Named Fiduciary is the Employer.

Nonhighly Compensated Employee means an Employee of the Employer who is not a Highly Compensated Employee.

Nonvested Account means the excess, if any, of a Participant's Account over his Vested Account.

Normal Form means a single life annuity with installment refund.

Normal Retirement Age means the age at which the Participant's normal retirement benefit becomes nonforfeitable if he is an Employee. A Participant's Normal Retirement Age is 65.

Normal Retirement Date means the earliest first day of the month on or after the date the Participant reaches his Normal Retirement Age. Unless otherwise provided in this Plan, a Participant's retirement benefits shall begin on his Normal Retirement Date if he has had a Severance from Employment on such date. Even if the Participant is an Employee on his Normal Retirement Date, he may choose to have his retirement benefit begin on such date.

Owner-employee means a Self-employed Individual who, in the case of a sole proprietorship, owns the entire interest in the unincorporated trade or business for which this Plan is established. If this Plan is established for a partnership, an Owner-employee means a Self-employed Individual who owns more than 10 percent of either the capital interest or profits interest in such partnership.

Parental Absence means an Employee's absence from work:

(a)	by reason of pregnancy of the Employee,


(b)	by reason of birth of a child of the Employee,

(c)	by reason of the placement of a child with the Employee in connection with adoption of such child by such Employee, or

(d)	for purposes of caring for such child for a period beginning immediately following such birth or placement.

Participant means either an Active Participant or an Inactive Participant.

Period of Military Duty means, for an Employee

(a)	who served as a member of the armed forces of the United States, and

(b)	who was reemployed by the Employer at a time when the Employee had a right to reemployment in accordance with seniority rights as protected under Chapter 43 of Title 38 of the U.S. Code,

the period of time from the date the Employee was first absent from active work for the Employer because of such military duty to the date the Employee was reemployed.

Period of Service means a period of time beginning on an Employee's Employment Commencement Date or Reemployment Commencement Date (whichever applies) and ending on his Severance Date.

Period of Severance means a period of time beginning on an Employee's Severance Date and ending on the date he again performs an Hour of Service.

A one-year Period of Severance means a Period of Severance of 12 consecutive months.

Solely for purposes of determining whether a one-year Period of Severance has occurred for eligibility or vesting purposes, the consecutive 12-month period beginning on the first anniversary of the first date of a Parental Absence shall not be a one-year Period of Severance.

Plan means the savings plan of the Employer set forth in this document, including any later amendments to it.

Plan Administrator means the person or persons who administer the Plan.

The Plan Administrator is the Employer.

Plan Fund means the total of the Investment Fund and the guaranteed benefit policy portion of any Annuity Contract. The Investment Fund shall be valued as stated in its definition. The guaranteed benefit policy portion of any Annuity Contract shall be determined in accordance with the terms of the Annuity Contract and, to the extent that such Annuity Contract allocates contract values to Participants, allocated to Participants in accordance with its terms. The total value of all amounts held under the Plan Fund shall equal the value of the aggregate Participants' Accounts under the Plan.

Plan Year means a period beginning on a Yearly Date and ending on the day before the next Yearly Date.

Predecessor Employer means a firm of which the Employer was once a part (e.g., due to a spinoff or change of corporate status) or a firm absorbed by the Employer because of a merger or acquisition (stock or asset, including a division or an operation of such company).


Pre-tax Elective Deferral Contributions means a Participant's Elective Deferral Contributions that are not includible in the Participant's gross income at the time deferred.

Primary Employer means First Savings Bank of Renton.

Qualified Joint and Survivor Annuity means, for a Participant who has a spouse, an immediate survivorship life annuity with installment refund, where the survivorship percentage is 50% and the Contingent Annuitant is the Participant's spouse. A former spouse will be treated as the spouse to the extent provided under a qualified domestic relations order as described in Code Section 414(p).

The amount of benefit payable under the Qualified Joint and Survivor Annuity shall be the amount of benefit that may be provided by the Participant's Vested Account.

Qualified Preretirement Survivor Annuity means a single life annuity with installment refund payable to the surviving spouse of a Participant who dies before his Annuity Starting Date. A former spouse will be treated as the surviving spouse to the extent provided under a qualified domestic relations order as described in Code Section 414(p).

Qualifying Employer Securities means any security which is issued by the Employer or any Controlled Group member and which meets the requirements of Code Section 409(l) and ERISA Section 407(d)(5). This shall also include any securities that satisfied the requirements of the definition when these securities were assigned to the Plan.

Qualifying Employer Securities Fund means that part of the assets of the Trust Fund that are designated to be held primarily or exclusively in Qualifying Employer Securities for the purpose of providing benefits for Participants.

Quarterly Date means each Yearly Date and the third, sixth, and ninth Monthly Date after each Yearly Date that is within the same Plan Year.

Reemployment Commencement Date means the date an Employee first performs an Hour of Service following a Period of Severance.

Reentry Date means the date a former Active Participant reenters the Plan. See the ACTIVE PARTICIPANT SECTION of Article II.

Retirement Date means the date a retirement benefit will begin and is a Participant's Early, Normal, or Late Retirement Date, as the case may be.

Rollover Contributions means the Rollover Contributions which are made by an Eligible Employee or an Inactive Participant according to the provisions of the ROLLOVER CONTRIBUTIONS SECTION of Article III.

Self-employed Individual means, with respect to any taxable year, an individual who has Earned Income for the taxable year (or who would have Earned Income but for the fact the trade or business for which this Plan is established did not have net profits for such taxable year).

Severance Date means the earlier of:

(a)	the date on which an Employee quits, retires, dies, or is discharged, or


(b)	the first anniversary of the date an Employee begins a one-year absence from service (with or without pay). This absence may be the result of any combination of vacation, holiday, sickness, disability, leave of absence, or layoff.

Solely to determine whether a one-year Period of Severance has occurred for eligibility or vesting purposes for an Employee who is absent from service beyond the first anniversary of the first day of a Parental Absence, Severance Date is the second anniversary of the first day of the Parental Absence. The period between the first and second anniversaries of the first day of the Parental Absence is not a Period of Service and is not a Period of Severance.

Severance from Employment means, except for purposes of the CONTRIBUTION LIMITATION SECTION of Article III, an Employee has ceased to be an Employee. The Plan Administrator shall determine if a Severance from Employment has occurred in accordance with section 1.401(k)-1(d)(2) of the regulations.

Significant Corporate Event means any corporate merger or consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business, or such similar transaction as may be prescribed in regulations under Code Section 409(e)(3).

Totally and Permanently Disabled means that a Participant is disabled, as a result of sickness or injury, to the extent that he is prevented from engaging in any substantial gainful activity, and is eligible for and receives a disability benefit under Title II of the Federal Social Security Act.

Trust Agreement means an agreement or agreements of trust between the Primary Employer and Trustee established for the purpose of holding and distributing the Trust Fund under the provisions of the Plan. The Trust Agreement may provide for the investment of all or any portion of the Trust Fund in the Annuity Contract or any other investment arrangement.

Trust Fund means the total funds held under an applicable Trust Agreement. The term Trust Fund when used within a Trust Agreement shall mean only the funds held under that Trust Agreement.

Trustee means the party or parties named in the applicable Trust Agreement.

Valuation Date means the date on which the value of the assets of the Investment Fund is determined. The value of each Account that is maintained under this Plan shall be determined on the Valuation Date. In each Plan Year, the Valuation Date shall be the last day of the Plan Year. At the discretion of the Plan Administrator, Trustee, or Insurer (whichever applies) and in a nondiscriminatory manner, assets of the Investment Fund may be valued more frequently. These dates shall also be Valuation Dates.

Vested Account means the vested part of a Participant's Account. The Participant's Vested Account is determined as follows.

If the Participant's Vesting Percentage is 100%, his Vested Account equals his Account.

If the Participant's Vesting Percentage is not 100%, his Vested Account equals the sum of (a) and (b) below:

(a)	The part of the Participant's Account resulting from Employer Contributions made before a prior Forfeiture Date and all other Contributions that were 100% vested when made.

(b)	The balance of the Participant's Account in excess of the amount in (a) above multiplied by his Vesting Percentage.


If the Participant has withdrawn any part of his Account resulting from Employer Contributions, other than the vested Employer Contributions included in (a) above, the amount determined under this subparagraph (b) shall be equal to P(AB + D) - D as defined below:

P	The Participant's Vesting Percentage.

AB	The balance of the Participant's Account in excess of the amount in (a) above.

D	The amount of the withdrawal resulting from Employer Contributions, other than the vested Employer Contributions included in (a) above.

Vesting Break in Service means a Vesting Computation Period in which an Employee is credited with 500 or fewer Hours of Service. An Employee incurs a Vesting Break in Service on the last day of a Vesting Computation Period in which he has a Vesting Break in Service.

Vesting Computation Period means a consecutive 12-month period ending on the last day of each Plan Year, including corresponding consecutive 12-month periods before January 1, 1995.

Vesting Percentage means the percentage used to determine the nonforfeitable portion of a Participant's Account attributable to Employer Contributions that were not 100% vested when made.

A Participant's Vesting Percentage is shown in the following schedule opposite the number of whole years of his Vesting Service.

                            VESTING SERVICE                                    VESTING
                                 (whole years)                                     PERCENTAGE

                                  Less than 1                                                    0
                                          1                                                          20
                                          2                                                          40
                                          3                                                          60
                                          4                                                          80
                                   5 or more                                                    100

The Vesting Percentage for a Participant who is an Employee on or after the date he reaches Normal Retirement Age or Early Retirement Age shall be 100%. The Vesting Percentage for a Participant who is an Employee on the date he dies shall be 100%. The Vesting Percentage for a Participant who is an Employee on the date he becomes disabled shall be 100% if such disability is subsequently determined to meet the definition of Totally and Permanently Disabled.

If the schedule used to determine a Participant's Vesting Percentage is changed, the new schedule shall not apply to a Participant unless he is credited with an Hour of Service on or after the date of the change and the Participant's nonforfeitable percentage on the day before the date of the change is not reduced under this Plan. The amendment provisions of the AMENDMENTS SECTION of Article X regarding changes in the computation of the Vesting Percentage shall apply.

Vesting Service means the sum of (a) and (b) below:

(a)	The total of an Employee's service with the Employer before January 1, 1995. This total is expressed in whole years and fractional parts of a year (counting a partial month as a complete month).

(b)	One year of service for each Vesting Computation Period ending on or after January 1, 1995, in which an Employee is credited with at least 1,000 Hours of Service.

However, Vesting Service is modified as follows:

Period of Military Duty included:

A Period of Military Duty shall be included as service with the Employer to the extent it has not already been credited. For purposes of crediting Hours of Service during the Period of Military Duty, an Hour of Service shall be credited (without regard to the 501 Hour of Service limitation) for each hour an Employee would normally have been scheduled to work for the Employer during such period.

Controlled Group service included:

An Employee's service with a member firm of a Controlled Group while both that firm and the Employer were members of the Controlled Group shall be included as service with the Employer.

Yearly Date means January 1, 1995, and the same day of each following year.

Years of Service means an Employee's Vesting Service disregarding any modifications that exclude service.


ARTICLE II

PARTICIPATION

SECTION 2.01--ACTIVE PARTICIPANT.

(a)	An Employee shall first become an Active Participant (begin active participation in the Plan) on the earliest Monthly Date on which he is an Eligible Employee and has met the eligibility requirement set forth below. This date is his Entry Date.

(1) He has completed three months of Eligibility Service before his Entry Date.

Each Employee who was an Active Participant on August 26, 2007, shall continue to be an Active Participant if he is still an Eligible Employee on August 27, 2007 , and his Entry Date shall not change.

If a person has been an Eligible Employee who has met all of the eligibility requirements above, but is not an Eligible Employee on the date that would have been his Entry Date, he shall become an Active Participant on the date he again becomes an Eligible Employee. This date is his Entry Date.

In the event an Employee who is not an Eligible Employee becomes an Eligible Employee, such Eligible Employee shall become an Active Participant immediately if such Eligible Employee has satisfied the eligibility requirements above and would have otherwise previously become an Active Participant had he met the definition of Eligible Employee. This date is his Entry Date.

(b)	An Inactive Participant shall again become an Active Participant (resume active participation in the Plan) on the date he again performs an Hour of Service as an Eligible Employee. This date is his Reentry Date.

Upon again becoming an Active Participant, he shall cease to be an Inactive Participant.

(c)	A former Participant shall again become an Active Participant (resume active participation in the Plan) on the date he again performs an Hour of Service as an Eligible Employee. This date is his Reentry Date.

        There shall be no duplication of benefits for a Participant under this Plan because of more than one period as an Active Participant.

SECTION 2.02--INACTIVE PARTICIPANT.

        An Active Participant shall become an Inactive Participant (stop accruing benefits under the Plan) on the earlier of the following:

        (a)    the date the Participant ceases to be an Eligible Employee, or

        (b)    the effective date of complete termination of the Plan under Article VIII.

        An Employee or former Employee who was an Inactive Participant under the Plan on August 26, 2007, shall continue to be an Inactive Participant on August 27, 2007. Eligibility for any benefits payable to the Participant or on his behalf and the amount of the benefits shall be determined according to the provisions of the prior document, unless otherwise stated in this document.


SECTION 2.03--CESSATION OF PARTICIPATION.

        A Participant shall cease to be a Participant on the date he is no longer an Eligible Employee and his Account is zero.

SECTION 2.04--ADOPTING EMPLOYERS - SINGLE PLAN.

        Each of the Controlled Group members listed below is an Adopting Employer. Each Adopting Employer listed below participates with the Employer in this Plan. An Adopting Employer's agreement to participate in this Plan shall be in writing.

        The Employer has the right to amend the Plan. An Adopting Employer does not have the right to amend the Plan.

        If the Adopting Employer did not maintain its plan before its date of adoption specified below, its date of adoption shall be the Entry Date for any of its Employees who have met the requirements in the ACTIVE PARTICIPANT SECTION of this article as of that date. Service with and Compensation from an Adopting Employer shall be included as service with and Compensation from the Employer. Transfer of employment, without interruption, between an Adopting Employer and another Adopting Employer or the Employer shall not be considered an interruption of service. The Employer's Fiscal Year defined in the DEFINITIONS SECTION of Article I shall be the Fiscal Year used in interpreting this Plan for Adopting Employers.

        Contributions made by an Adopting Employer shall be treated as Contributions made by the Employer. Forfeitures arising from those Contributions shall be used for the benefit of all Participants.

        An employer shall not be an Adopting Employer if it ceases to be a Controlled Group member. Such an employer may continue a retirement plan for its Employees in the form of a separate document. This Plan shall be amended to delete a former Adopting Employer from the list below.

        If (i) an employer ceases to be an Adopting Employer or the Plan is amended to delete an Adopting Employer and (ii) the Adopting Employer does not continue a retirement plan for the benefit of its Employees, partial termination may result and the provisions of Article VIII shall apply.

ADOPTING EMPLOYERS

NAME                                                            DATE OF ADOPTION

Executive House                                                 January 1, 2007

First Financial Diversified                                     January 1, 2007


ARTICLE III

CONTRIBUTIONS

SECTION 3.01--EMPLOYER CONTRIBUTIONS.

        Employer Contributions shall be made without regard to current or accumulated net income, earnings, or profits of the Employer. Notwithstanding the foregoing, the Plan shall continue to be designed to qualify as a profit sharing plan for purposes of Code Sections 401(a), 402, 412, and 417. Such Contributions shall be equal to the Employer Contributions as described below:

(a)	The amount of each Elective Deferral Contribution for a Participant shall be equal to a portion of Compensation as specified in the elective deferral agreement. An Employee who is eligible to participate in the Plan for purposes of Elective Deferral Contributions may file an elective deferral agreement with the Employer. The Participant shall modify or terminate the elective deferral agreement by filing a new elective deferral agreement. The elective deferral agreement may not be made retroactively and shall remain in effect until modified or terminated.

The elective deferral agreement to start or modify Elective Deferral Contributions shall be effective as soon as administratively feasible on or after the Participant's Entry Date (Reentry Date, if applicable) or any following Quarterly Date. The elective deferral agreement must be entered into on or before the date it is effective.

The elective deferral agreement to stop Elective Deferral Contributions may be entered into on any date. Such elective deferral agreement shall be effective as soon as administratively feasible following the date on which the elective deferral agreement is entered into.

A Participant who is age 50 or older by the end of the taxable year shall be eligible to make Catch-up Contributions.

The Plan provides for an automatic election to have Elective Deferral Contributions made. The automatic Elective Deferral Contribution shall be Pre-tax Elective Deferral Contributions and shall be 3% of Compensation. The Participant may affirmatively elect a different percentage or elect not to make Elective Deferral Contributions.

Such automatic election shall apply when a Participant first becomes eligible to make Elective Deferral Contributions (or again becomes eligible after a period during which he was not an Active Participant). The Participant shall be provided a notice that explains the automatic election and his right to elect a different rate of Elective Deferral Contributions or to elect not to make Elective Deferral Contributions. The notice shall include the procedure for exercising that right and the timing for implementing any such election. The Participant shall be given a reasonable period thereafter to elect a different rate of Elective Deferral Contributions or to elect not to make Elective Deferral Contributions.

Each Active Participant affected by the automatic election shall be provided an annual notice that explains the automatic election and his right to elect a different rate of Elective Deferral Contributions or to elect not to make Elective Deferral Contributions. The notice shall include the procedure for exercising those rights and the timing for implementing any such elections.

Elective Deferral Contributions are 100% vested and nonforfeitable.


(b)	The Employer shall make Matching Contributions in an amount equal to 100% of Elective Deferral Contributions. Elective Deferral Contributions that are over 6% of Compensation won't be matched.

Matching Contributions are calculated based on Elective Deferral Contributions and Compensation for the payroll period. Matching Contributions are made for all persons who were Active Participants at any time during that payroll period.

Matching Contributions are subject to the Vesting Percentage.

(c)	Discretionary Contributions may be made for each Plan Year in an amount determined by the Employer.

Discretionary Contributions are subject to the Vesting Percentage.

        No Participant shall be permitted to have Elective Deferral Contributions, as defined in the EXCESS AMOUNTS SECTION of this article, made under this Plan, or any other plan, contract, or arrangement maintained by the Employer, during any calendar year, in excess of the dollar limitation contained in Code Section 402(g) in effect for the Participant's taxable year beginning in such calendar year. The dollar limitation in the preceding sentence shall be increased by the dollar limit on Catch-up Contributions under Code Section 414(v)(2)(B)(i) for the taxable year for any Participant who will be age 50 or older by the end of the taxable year.

        The dollar limitation contained in Code Section 402(g) is $10,500 for taxable years beginning in 2000 and 2001, increasing to $11,000 for taxable years beginning in 2002, and increasing by $1,000 for each year thereafter up to $15,000 for taxable years beginning in 2006 and later years. After 2006, the $15,000 limit will be adjusted by the Secretary of the Treasury for cost-of-living increases under Code Section 402(g)(4). Any such adjustments will be in multiples of $500.

        Catch-up Contributions for a Participant for a taxable year may not exceed the dollar limit on Catch-up Contributions under Code Section 414(v)(2)(B)(i) for the taxable year. The dollar limit on Catch-up Contributions under Code Section 414(v)(2)(B)(i) is $1,000 for taxable years beginning in 2002, increasing by $1,000 for each year thereafter up to $5,000 for taxable years beginning in 2006 and later years. After 2006, the $5,000 limit will be adjusted by the Secretary of the Treasury for cost-of-living increases under Code Section 414(v)(2)(C). Any such adjustments will be in multiples of $500.

        An elective deferral agreement (or change thereto) must be made in such manner and in accordance with such rules as the Employer may prescribe in a nondiscriminatory manner (including by means of voice response or other electronic system under circumstances the Employer permits) and may not be made retroactively.

        Employer Contributions are allocated according to the provisions of the ALLOCATION SECTION of this article.

        A portion of the Plan assets resulting from Employer Contributions (but not more than the original amount of those Contributions) may be returned if the Employer Contributions are made because of a mistake of fact or are more than the amount deductible under Code Section 404 (excluding any amount which is not deductible because the Plan is disqualified). The amount involved must be returned to the Employer within one year after the date the Employer Contributions are made by mistake of fact or the date the deduction is disallowed, whichever applies. Except as provided under this paragraph and Article VIII, the assets of the Plan shall never be used for the benefit of the Employer and are held for the exclusive purpose of providing benefits to Participants and their Beneficiaries and for defraying reasonable expenses of administering the Plan.

SECTION 3.01A--ROLLOVER CONTRIBUTIONS.


        A Rollover Contribution may be made by an Eligible Employee or Inactive Participant if the following conditions are met:

(a)	The Contribution is a Participant Rollover Contribution or a direct rollover of a distribution made after December 31, 2001 from the types of plans specified below.

Direct Rollovers. The Plan will accept a direct rollover of an Eligible Rollover Distribution from (i) a qualified plan described in Code Section 401(a) or 403(a), including after-tax employee contributions and excluding any portion of a designated Roth account; (ii) an annuity contract described in Code Section 403(b), including after-tax employee contributions and excluding any portion of a designated Roth account; and (iii) an eligible plan under Code Section 457(b) which is maintained by a state, political subdivision of a state, or any agency or instrumentality of a state or political subdivision of a state.

Participant Rollover Contributions from Other Plans. The Plan will accept a Participant contribution of an Eligible Rollover Distribution from (i) a qualified plan described in Code Section 401(a) or 403(a), excluding distributions of a designated Roth account; (ii) an annuity contract described in Code Section 403(b), excluding distributions of a designated Roth account; and (iii) an eligible plan under Code Section 457(b) which is maintained by a state, political subdivision of a state, or any agency or instrumentality of a state or political subdivision of a state.

Participant Rollover Contributions from IRAs. The Plan will accept a Participant Rollover Contribution of the portion of a distribution from an individual retirement account or individual retirement annuity described in Code Section 408(a) or (b) that is eligible to be rolled over and would otherwise be includible in the Participant's gross income.

(b)	The Contribution is of amounts that the Code permits to be transferred to a plan that meets the requirements of Code Section 401(a).

(c)	The Contribution is made in the form of a direct rollover under Code Section 401(a)(31) or is a rollover made under Code Section 402(c) or 408(d)(3)(A) within 60 days after the Eligible Employee or Inactive Participant receives the distribution.

(d)	The Eligible Employee or Inactive Participant furnishes evidence satisfactory to the Plan Administrator that the proposed rollover meets conditions (a), (b), and (c) above.

(e)	In the case of an Inactive Participant, the Contribution must be of an amount distributed from another plan of the Employer, or a plan of a Controlled Group member, that satisfies the requirements of Code Section 401(a).

        A Rollover Contribution shall be allowed in cash only and must be made according to procedures set up by the Plan Administrator.

        If the Eligible Employee is not an Active Participant when the Rollover Contribution is made, he shall be deemed to be an Active Participant only for the purpose of investment and distribution of the Rollover Contribution. Employer Contributions shall not be made for or allocated to the Eligible Employee until the time he meets all of the requirements to become an Active Participant.

        Rollover Contributions made by an Eligible Employee or an Inactive Participant shall be credited to his Account. The part of the Participant's Account resulting from Rollover Contributions is 100% vested and nonforfeitable at all times. A separate accounting record shall be maintained for that part of his Rollover Contributions


consisting of voluntary contributions which were deducted from the Participant's gross income for Federal income tax purposes.

SECTION 3.02--FORFEITURES.

        The Nonvested Account of a Participant shall be forfeited as of the earlier of the following:

(a)	the date the record keeper is notified that the Participant died (if prior to such date he has had a Severance from Employment), or

(b)	the Participant's Forfeiture Date.

All or a portion of a Participant's Nonvested Account shall be forfeited before such earlier date if, after he has a Severance from Employment, he receives, or is deemed to receive, a distribution of his entire Vested Account or a distribution of his Vested Account derived from Employer Contributions that were not 100% vested when made, under the RETIREMENT BENEFITS SECTION of Article V, the VESTED BENEFITS SECTION of Article V, or the SMALL AMOUNTS SECTION of Article X. The forfeiture shall occur as of the date the Participant receives, or is deemed to receive, the distribution. If a Participant receives, or is deemed to receive, his entire Vested Account, his entire Nonvested Account shall be forfeited. If a Participant receives a distribution of his Vested Account from Employer Contributions that were not 100% vested when made, but less than his entire Vested Account, the amount to be forfeited shall be determined by multiplying his Nonvested Account from such Contributions by a fraction. The numerator of the fraction is the amount of the distribution derived from Employer Contributions that were not 100% vested when made and the denominator of the fraction is his entire Vested Account derived from such Contributions on the date of the distribution.

        A Forfeiture shall also occur as provided in the EXCESS AMOUNTS SECTION of this article.

      Forfeitures shall be determined at least once during each Plan Year. Forfeitures may first be used to pay administrative expenses. Forfeitures of Matching Contributions that relate to excess amounts as provided in the EXCESS AMOUNTS SECTION of this article, that have not been used to pay administrative expenses, shall be applied to reduce the earliest Employer Contributions made after the Forfeitures are determined. Any other Forfeitures that have not been used to pay administrative expenses shall be allocated as of the last day of the Plan Year in which such Forfeitures are determined as provided in the ALLOCATION SECTION of this article. Upon their allocation to Accounts, or application to reduce Employer Contributions, Forfeitures shall be deemed to be Employer Contributions.

        If a Participant again becomes an Eligible Employee after receiving a distribution which caused all or a portion of his Nonvested Account to be forfeited, he shall have the right to repay to the Plan the entire amount of the distribution he received (excluding any amount of such distribution resulting from Contributions that were 100% vested when made). The repayment must be made in a single sum (repayment in installments is not permitted) before the earlier of the date five years after the date he again becomes an Eligible Employee or the end of the first period of five consecutive Vesting Breaks in Service which begin after the date of the distribution.

        If the Participant makes the repayment above, the Plan Administrator shall restore to his Account an amount equal to his Nonvested Account that was forfeited on the date of distribution, unadjusted for any investment gains or losses. If no amount is to be repaid because the Participant was deemed to have received a distribution, or only received a distribution of Contributions which were 100% vested when made, and he again performs an Hour of Service as an Eligible Employee within the repayment period, the Plan Administrator shall restore the Participant's Account as if he had made a required repayment on the date he performed such Hour of Service. Restoration of the Participant's Account shall include restoration of all Code Section 411(d)(6) protected benefits with respect to the restored Account, according to applicable Treasury regulations. Provided, however, the Plan Administrator


shall not restore the Nonvested Account if (i) a Forfeiture Date has occurred after the date of the distribution and on or before the date of repayment and (ii) that Forfeiture Date would result in a complete forfeiture of the amount the Plan Administrator would otherwise restore.

        The Plan Administrator shall restore the Participant's Account by the close of the Plan Year following the Plan Year in which repayment is made. The permissible sources for restoration of the Participant's Account are Forfeitures or special Employer Contributions. Such special Employer Contributions shall be made without regard to profits. The repaid and restored amounts are not included in the Participant's Annual Additions, as defined in the CONTRIBUTION LIMITATION SECTION of this article.

SECTION 3.03--ALLOCATION.

        A person meets the allocation requirements of this section if he was an Active Participant at any time during the Plan Year and has at least 1,000 Hours of Service during the latest Accrual Computation Period ending on or before the last day of the Plan Year.

        Elective Deferral Contributions shall be allocated to the Participants for whom such Contributions are made under the EMPLOYER CONTRIBUTIONS SECTION of this article. Such Contributions shall be allocated when made and credited to the Participant's Account.

       Matching Contributions shall be allocated to the persons for whom such Contributions are made under the EMPLOYER CONTRIBUTIONS SECTION of this article. Such Contributions shall be allocated when made and credited to the person's Account.

        Discretionary Contributions plus any Forfeitures shall be allocated as of the last day of the Plan Year, using Annual Compensation for the Plan Year. In years in which the Plan is a Top-heavy Plan, as defined in the DEFINITIONS SECTION of Article XI, and the minimum contribution under the MODIFICATION OF CONTRIBUTIONS SECTION of Article XI is not being provided by other contributions to this Plan or another plan of the Employer, the allocation shall be made to each person meeting the allocation requirements of this section and each person entitled to a minimum contribution under the MODIFICATION OF CONTRIBUTIONS SECTION of Article XI. In all other years, the allocation shall be made to each person meeting the allocation requirements of this section. The amount allocated shall be equal to the Discretionary Contributions plus any Forfeitures multiplied by the ratio of such person's Annual Compensation to the total Annual Compensation for all such persons. The allocation for any person who does not meet the allocation requirements of this section shall be limited to the amount necessary to fund the minimum contribution.

        In years in which the Plan is a Top-heavy Plan, the minimum contribution under the MODIFICATION OF CONTRIBUTIONS SECTION of Article XI is not being provided by other contributions to this Plan or another plan of the Employer, and the allocation described above (or any subsequent allocation described below) would provide an allocation for any person less than the minimum contribution required for such person in the MODIFICATION OF CONTRIBUTIONS SECTION of Article XI, such minimum contribution shall first be allocated to all such persons. Then any amount remaining shall be allocated to the remaining persons sharing in the allocation based on Annual Compensation as described above, as if they were the only persons sharing in the allocation for the Plan Year.

        This amount shall be credited to the person's Account.

        If Leased Employees are Eligible Employees, in determining the amount of Employer Contributions allocated to a person who is a Leased Employee, contributions provided by the leasing organization that are attributable to services such Leased Employee performs for the Employer shall be treated as provided by the Employer. Those contributions shall not be duplicated under this Plan.


SECTION 3.04--CONTRIBUTION LIMITATION.

Contributions to the Plan shall be limited in accordance with Code Section 415 and the regulations thereunder. The limitations of this section shall apply to Limitation Years beginning on or after July 1, 2007, except as otherwise provided herein.

(a)	Definitions. For the purpose of determining the contribution limitation set forth in this section, the following terms are defined.

Annual Additions means the sum of the following amounts credited to a Participant's account for the Limitation Year:

	(1)	employer contributions;

	(2)	employee contributions; and

	(3)	forfeitures.

Annual Additions to a defined contribution plan, as defined in section 1.415(c)-1(a)(2)(i) of the regulations, shall also include the following:

	(4)	mandatory employee contributions, as defined in Code Section 411(c)(2)(C) and section 1.411(c)-1(c)(4) of the regulations, to a defined benefit plan;

	(5)	contributions allocated to any individual medical benefit account, as defined in Code Section 415(l)(2), which is part of a pension or annuity plan maintained by the Employer;

	(6)	amounts attributable to post-retirement medical benefits, allocated to the separate account of a key employee, as defined in Code Section 419A(d)(3), under a welfare benefit fund, as defined in Code Section 419(e), maintained by the Employer; and

	(7)	annual additions under an annuity contract described in Code Section 403(b).

Compensation means wages, within the meaning of Code Section 3401(a), and all other payments of compensation to an employee by the Employer (in the course of the Employer's trade or business) for which the Employer is required to furnish the employee a written statement under Code Sections 6041(d), 6051(a)(3), and 6052. Compensation shall be determined without regard to any rules under Code Section 3401(a) that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Code Section 3401(a)(2)). The type of compensation that is reported in the "Wages, Tips and Other Compensation" box on Form W-2 satisfies this definition.

For any Self-employed Individual, Compensation shall mean Earned Income.


>26


Except as provided herein, Compensation for a Limitation Year is the Compensation actually paid or made available (or if earlier, includible in gross income) during such Limitation Year. Compensation for a Limitation Year shall include amounts earned but not paid during the Limitation Year solely because of the timing of pay periods and pay dates, provided the amounts are paid during the first few weeks of the next Limitation Year, the amounts are included on a uniform and consistent basis with respect to all similarly situated employees, and no Compensation is included in more than one Limitation Year.

For Limitation Years beginning on or after January 1, 2005, Compensation for a Limitation Year shall also include Compensation paid by the later of 2 1/2 months after an employee's Severance from Employment with the Employer maintaining the Plan or the end of the Limitation Year that includes the date of the employee's Severance from Employment with the Employer maintaining the Plan, if the payment is regular Compensation for services during the employee's regular working hours, or Compensation for services outside the employee's regular working hours (such as overtime or shift differential), commissions, bonuses, or other similar payments, and, absent a Severance from Employment, the payments would have been paid to the employee while the employee continued in employment with the Employer.

Any payments not described above shall not be considered Compensation if paid after Severance from Employment, even if they are paid by the later of 2 1/2 months after the date of Severance from Employment or the end of the Limitation Year that includes the date of Severance from Employment, except, payments to an individual who does not currently perform services for the Employer by reason of qualified military service (within the meaning of Code Section 414(u)(1)) to the extent these payments do not exceed the amounts the individual would have received if the individual had continued to perform services for the Employer rather than entering qualified military service.

Back pay, within the meaning of section 1.415(c)-2(g)(8) of the regulations, shall be treated as Compensation for the Limitation Year to which the back pay relates to the extent the back pay represents wages and compensation that would otherwise be included in this definition.

Compensation paid or made available during such Limitation Year shall include amounts that would otherwise be included in Compensation but for an election under Code Section 125(a), 132(f)(4), 402(e)(3), 402(h)(1)(B), 402(k), or 457(b).

Compensation shall not include amounts paid as Compensation to a nonresident alien, as defined in Code Section 7701(b)(1)(B), who is not a Participant in the Plan to the extent the Compensation is excludible from gross income and is not effectively connected with the conduct of a trade or business within the United States.

Defined Contribution Dollar Limitation means, effective for Limitation Years beginning after December 31, 2001, $40,000, automatically adjusted under Code Section 415(d), effective January 1 of each year, as published in the Internal Revenue Bulletin. The new limitation shall apply to Limitation Years ending with or within the calendar year of the date of the adjustment, but a Participant's Annual Additions for a Limitation Year cannot exceed the currently applicable dollar limitation (as in effect before the January 1 adjustment) prior to January 1. However, after a January 1 adjustment is made, Annual Additions for the entire Limitation Year are permitted to reflect the dollar limitation as adjusted on January 1.

Employer means the employer that adopts this Plan, and all members of a controlled group of corporations (as defined in Code Section 414(b) as modified by Code Section 415(h)), all commonly controlled trades or businesses (as defined in Code Section 414(c), as modified, except in the case of a brother-sister group of trades or businesses under common control, by Code Section 415(h)),

or affiliated service groups (as defined in Code Section 414(m)) of which the adopting employer is a part, and any other entity required to be aggregated with the employer pursuant to Code Section 414(o).

Limitation Year means the consecutive 12-month period ending on each December 31. If the Limitation Year is other than the calendar year, execution of this Plan (or any amendment to this Plan changing the Limitation Year) constitutes the Employer's adoption of a written resolution electing the Limitation Year. If the Limitation Year is amended to a different consecutive 12-month period, the new Limitation Year must begin on a date within the Limitation Year in which the amendment is made.

Maximum Annual Addition means, for Limitation Years beginning on or after January 1, 2002, except for catch-up contributions described in Code Section 414(v), the Annual Addition that may be contributed or allocated to a Participant's Account under the Plan for any Limitation Year. This amount shall not exceed the lesser of:

(1) The Defined Contribution Dollar Limitation, or

(2) 100 percent of the Participant's Compensation for the Limitation Year.

A Participant's Compensation for a Limitation Year shall not include Compensation in excess of the limitation under Code Section 401(a)(17) that is in effect for the calendar year in which the Limitation Year begins.

The compensation limitation referred to in (2) shall not apply to an individual medical benefit account (as defined in Code Section 415(l); or a post-retirement medical benefits account for a key employee (as defined in Code Section 419A(d)(1)).

If a short Limitation Year is created because of an amendment changing the Limitation Year to a different consecutive 12-month period, the Maximum Annual Addition will not exceed the Defined Contribution Dollar Limitation multiplied by the following fraction:

Number of months (including any fractional parts of a month)
in the short Limitation Year
12

If the Plan is terminated as of a date other than the last day of the Limitation Year, the Plan is treated as if the Plan was amended to change the Limitation Year and create a short Limitation Year ending on the date the Plan is terminated.

If a short Limitation Year is created, the limitation under Code Section 401(a)(17) shall be prorated in the same manner as the Defined Contribution Dollar Limitation.

Predecessor Employer means, with respect to a Participant, a former employer if the Employer maintains a plan that provides a benefit which the Participant accrued while performing services for the former employer. Predecessor Employer also means, with respect to a Participant, a former entity that antedates the Employer if, under the facts and circumstances, the Employer constitutes a continuation of all or a portion of the trade or business of the former entity.

Severance from Employment means an employee has ceased to be am employee of the Employer maintaining the plan. An employee does not have a Severance from Employment if, in connection with a change of employment, the employee's new employer maintains the plan with respect to the employee.

(b)	If the Participant does not participate in, and has never participated in, another qualified plan maintained by the Employer or a welfare benefit fund, as defined in Code Section 419(e), maintained by the Employer, or an individual medical benefit account, as defined in Code Section 415(l)(2), maintained by the Employer, or a simplified employee pension, as defined in Code Section 408(k), maintained by the Employer, which provides an Annual Addition, the amount of Annual Additions which may be credited to the Participant's Account for any Limitation Year shall not exceed the lesser of the Maximum Annual Addition or any other limitation contained in this Plan. If the Employer Contribution that would otherwise be contributed or allocated to the Participant's Account would cause the Annual Additions for the Limitation Year to exceed the Maximum Annual Addition, the amount contributed or allocated shall be reduced so that the Annual Additions for the Limitation Year will equal the Maximum Annual Addition.

(c)	This (c) applies if, in addition to this Plan, the Participant is covered under another defined contribution plan, as defined in section 1.415(c)-1(a)(2)(i) of the regulations, (without regard to whether the plan(s) have been terminated) maintained by the Employer which provides an Annual Addition during any Limitation Year. The Annual Additions which may be credited to a Participant's Account under this Plan for any such Limitation Year will not exceed the Maximum Annual Addition, reduced by the Annual Additions credited to a Participant's account under the other defined contribution plan(s) for the same Limitation Year. If the Annual Additions with respect to the Participant under the other defined contribution plan(s) maintained by the Employer are less than the Maximum Annual Addition, and the Employer Contribution that would otherwise be contributed or allocated to the Participant's Account under this Plan would cause the Annual Additions for the Limitation Year to exceed this limitation, the amount contributed or allocated will be reduced so that the Annual Additions under all such plans and funds for the Limitation Year will equal the Maximum Annual Addition. If the Annual Additions with respect to the Participant under the other defined contribution plan(s) in the aggregate are equal to or greater than the Maximum Annual Addition, no amount will be contributed or allocated to the Participant's Account under this Plan for the Limitation Year.

(d)	The limitation of this section shall be determined and applied taking into account the rules in subparagraph (e) below.

(e)	Other Rules

(1) Aggregating Plans. For purposes of applying the limitations of this section for a Limitation Year, all defined contribution plans (as defined in section 1.415(c)-1(a)(2)(i) of the regulations and without regard to whether the plan(s) have been terminated) ever maintained by the Employer and all defined contribution plans of a Predecessor Employer (in the Limitation Year in which such Predecessor Employer is created) under which a Participant receives Annual Additions are treated as one defined contribution plan.

(2) Break-up of Affiliated Employers. The Annual Additions under a formerly affiliated plan (as defined in section 1.415(f)-1(b)(2)(ii) of the regulations) of the Employer are taken into account for purposes of applying the limitations of this section for the Limitation Year in which the cessation of affiliation took place.

(3) Previously Unaggregated Plans. The limitations of this section are not exceeded for the first Limitation Year in which two or more existing plans, which previously were not required to be aggregated pursuant to section 1.415(f) of the regulations, are aggregated, provided that no Annual Additions are credited to a Participant after the date on which the plans are required to be aggregated if the Annual Additions already credited to the Participant in the existing plans equal or exceed the Maximum Annual Addition.


(4)	Aggregation with Multiemployer Plan. If the Employer maintains a multiemployer plan, as defined in Code Section 414(f), and the multiemployer plan so provides, only the Annual Additions under the multiemployer plan that are provided by the Employer shall be treated as Annual Additions provided under a plan maintained by the Employer for purposes of this section.

SECTION 3.05--EXCESS AMOUNTS.

(a)	Definitions. For purposes of this section, the following terms are defined:

ACP means, for a specified group of Participants (either Highly Compensated Employees or Nonhighly Compensated Employees) for a Plan Year, the average (expressed as a percentage) of the Contribution Percentages of the Eligible Participants in the group.

ADP means, for a specified group of Participants (either Highly Compensated Employees or Nonhighly Compensated Employees) for a Plan Year, the average (expressed as a percentage) of the Deferral Percentages of the Eligible Participants in the group.

Catch-up Contributions means Elective Deferral Contributions made to a plan that are in excess of an otherwise applicable plan limit and that are made by participants who are age 50 or older by the end of the taxable year. An otherwise applicable plan limit is a limit in the plan that applies to Elective Deferral Contributions without regard to Catch-up Contributions, such as the limits on the maximum annual additions under Code Section 415, the dollar limitation on Elective Deferral Contributions under Code Section 402(g) (not counting Catch-up Contributions), and the limit imposed by the nondiscrimination test described in Code Section 401(k)(3).

Contribution Percentage means the ratio (expressed as a percentage) of the Eligible Participant's Contribution Percentage Amounts to the Eligible Participant's Compensation for the Plan Year (whether or not the Eligible Participant was an Eligible Participant for the entire Plan Year). For an Eligible Participant for whom such Contribution Percentage Amounts for the Plan Year are zero, the percentage is zero.

Contribution Percentage Amounts means the sum of the Participant Contributions and Matching Contributions (that are not Qualified Matching Contributions taken into account for purposes of the ADP Test) made under the plan on behalf of the Eligible Participant for the plan year. For plan years beginning on or after January 1, 2006, Matching Contributions cannot be taken into account for a plan year for a Nonhighly Compensated Employee to the extent they are disproportionate matching contributions as defined in section 1.401(m)-2(a)(5)(ii) of the regulations. Such Contribution Percentage Amounts shall not include Matching Contributions that are forfeited either to correct Excess Aggregate Contributions or because the contributions to which they relate are Excess Elective Deferrals, Excess Contributions, or Excess Aggregate Contributions. Under such rules as the Secretary of the Treasury shall prescribe, in determining the Contribution Percentage the Employer may elect to include Qualified Nonelective Contributions under this Plan that were not used in computing the Deferral Percentage. For plan years beginning on or after January 1, 2006, Qualified Nonelective Contributions cannot be taken into account for a plan year for a Nonhighly Compensated Employee to the extent they are disproportionate contributions as defined in section 1.401(m)-2(a)(6)(v) of the regulations. The Employer may also elect to use Elective Deferral Contributions in computing the Contribution Percentage so long as the ADP Test is met before the Elective Deferral Contributions are used in the ACP Test and continues to be met following the exclusion of those Elective Deferral Contributions that are used to meet the ACP Test.


Deferral Percentage means the ratio (expressed as a percentage) of Elective Deferral Contributions (other than Catch-up Contributions) under this Plan on behalf of the Eligible Participant for the Plan Year to the Eligible Participant's Compensation for the Plan Year (whether or not the Eligible Participant was an Eligible Participant for the entire Plan Year). The Elective Deferral Contributions used to determine the Deferral Percentage shall include Excess Elective Deferrals (other than Excess Elective Deferrals of Nonhighly Compensated Employees that arise solely from Elective Deferral Contributions made under this Plan or any other plans of the Employer or a Controlled Group member), but shall exclude Elective Deferral Contributions that are used in computing the Contribution Percentage (provided the ADP Test is satisfied both with and without exclusion of these Elective Deferral Contributions). Under such rules as the Secretary of the Treasury shall prescribe, the Employer may elect to include Qualified Nonelective Contributions and Qualified Matching Contributions under this Plan in computing the Deferral Percentage. For Plan Years beginning on or after January 1, 2006, Qualified Matching Contributions cannot be taken into account for a Plan Year for a Nonhighly Compensated Employee to the extent they are disproportionate matching contributions as defined in section 1.401(m)-2(a)(5)(ii) of the regulations. For Plan Years beginning on or after January 1, 2006, Qualified Nonelective Contributions cannot be taken into account for a Plan Year for a Nonhighly Compensated Employee to the extent they are disproportionate contributions as defined in section 1.401(k)-2(a)(6)(iv) of the regulations. For an Eligible Participant for whom such contributions on his behalf for the Plan Year are zero, the percentage is zero.

Elective Deferral Contributions means any employer contributions made to a plan at the election of a participant in lieu of cash compensation. With respect to any taxable year, a participant's Elective Deferral Contributions are the sum of all employer contributions made on behalf of such participant pursuant to an election to defer under any qualified cash or deferred arrangement described in Code Section 401(k), any salary reduction simplified employee pension plan described in Code Section 408(k)(6), any SIMPLE IRA plan described in Code Section 408(p), any plan described under Code Section 501(c)(18), and any employer contributions made on behalf of a participant for the purchase of an annuity contract under Code Section 403(b) pursuant to a salary reduction agreement. For taxable years beginning after December 31, 2005, Elective Deferral Contributions include Pre-tax Elective Deferral Contributions and Roth Elective Deferral Contributions. Elective Deferral Contributions shall not include any deferrals properly distributed as excess annual additions.

Eligible Participant means, for purposes of determining the Deferral Percentage, any Employee who is otherwise entitled to make Elective Deferral Contributions under the terms of the plan for the plan year. Eligible Participant means, for purposes of determining the Contribution Percentage, any Employee who is eligible (i) to make a Participant Contribution or an Elective Deferral Contribution (if the Employer takes such contributions into account in the calculation of the Contribution Percentage), or (ii) to receive a Matching Contribution (including forfeitures) or a Qualified Matching Contribution. If a Participant Contribution is required as a condition of participation in the plan, any Employee who would be a participant in the plan if such Employee made such a contribution shall be treated as an Eligible Participant on behalf of whom no Participant Contributions are made.

Excess Aggregate Contributions means, with respect to any Plan Year, the excess of:

(1) The aggregate Contribution Percentage Amounts taken into account in computing the numerator of the Contribution Percentage actually made on behalf of Highly Compensated Employees for such Plan Year, over
(2) The maximum Contribution Percentage Amounts permitted by the ACP Test (determined by hypothetically reducing contributions made on behalf of Highly Compensated Employees in order of their Contribution Percentages beginning with the highest of such percentages).


Such determination shall be made after first determining Excess Elective Deferrals and then determining Excess Contributions.

Excess Contributions means, with respect to any Plan Year, the excess of:

(1) The aggregate amount of employer contributions actually taken into account in computing the Deferral Percentage of Highly Compensated Employees for such Plan Year, over

(2) The maximum amount of such contributions permitted by the ADP Test (determined by hypothetically reducing contributions made on behalf of Highly Compensated Employees in the order of the Deferral Percentages, beginning with the highest of such percentages).

Such determination shall be made after first determining Excess Elective Deferrals.

Excess Elective Deferrals means those Elective Deferral Contributions of a Participant that either (i) are made during the Participant's taxable year and exceed the dollar limitation under Code Section 402(g) or (ii) are made during a calendar year and exceed the dollar limitation under Code Section 402(g) for the Participant's taxable year beginning in such calendar year, counting only Elective Deferral Contributions made under this Plan and any other plan, contract, or arrangement maintained by the Employer. The dollar limitation shall be increased by the dollar limit on Catch-up Contributions under Code Section 414(v), if applicable.

Excess Elective Deferrals shall be treated as Annual Additions, as defined in the CONTRIBUTION LIMITATION SECTION of this article, under the Plan, unless such amounts are distributed no later than the first April 15 following the close of the Participant's taxable year.

Matching Contributions means employer contributions made to this or any other defined contribution plan, or to a contract described in Code Section 403(b), on behalf of a participant on account of a Participant Contribution made by such participant, or on account of a participant's Elective Deferral Contributions, under a plan maintained by the Employer or a Controlled Group member.

Participant Contributions means contributions (other than Roth Elective Deferral Contributions) made to the plan by or on behalf of a participant that are included in the participant's gross income in the year in which made and that are maintained under a separate account to which the earnings and losses are allocated.

Pre-tax Elective Deferral Contributions means a participant's Elective Deferral Contributions that are not includible in the participant's gross income at the time deferred.

Qualified Matching Contributions means Matching Contributions that are nonforfeitable when made to the plan and that are distributable only in accordance with the distribution provisions (other than for hardships) applicable to Elective Deferral Contributions.

Qualified Nonelective Contributions means any employer contributions (other than Matching Contributions) that an Employee may not elect to have paid to him in cash instead of being contributed to the plan and that are nonforfeitable when made to the plan and that are distributable only in accordance with the distribution provisions (other than for hardships) applicable to Elective Deferral Contributions.

Roth Elective Deferral Contributions means a participant's Elective Deferral Contributions that are not excludible from the participant's gross income at the time deferred and have been irrevocably


designated as Roth Elective Deferral Contributions by the participant in his elective deferral agreement. Whether an Elective Deferral Contribution is not excludible from a participant's gross income will be determined in accordance with section 1.40(k)-1(f)(2) of the regulations. In the case of a self-employed individual, an Elective Deferral Contribution is not excludible from gross income only if the individual does not claim a deduction for such amount.

(b)	Excess Elective Deferrals. A Participant may assign to this Plan any Excess Elective Deferrals made during a taxable year of the Participant by notifying the Plan Administrator in writing on or before the first following March 1 of the amount of the Excess Elective Deferrals to be assigned to the Plan. A Participant is deemed to notify the Plan Administrator of any Excess Elective Deferrals that arise by taking into account only those Elective Deferral Contributions made to this Plan and any other plan, contract, or arrangement of the Employer or a Controlled Group member. The Participant's claim for Excess Elective Deferrals shall be accompanied by the Participant's written statement that if such amounts are not distributed, such Excess Elective Deferrals will exceed the limit imposed on the Participant by Code Section 402(g) (including, if applicable, the dollar limitation on Catch-up Contributions under Code Section 414(v)) for the year in which the deferral occurred. The Excess Elective Deferrals assigned to this Plan cannot exceed the Elective Deferral Contributions allocated under this Plan for such taxable year.

Notwithstanding any other provisions of the Plan, Elective Deferral Contributions in an amount equal to the Excess Elective Deferrals assigned to this Plan, plus any income and minus any loss allocable thereto, shall be distributed no later than April 15 to any Participant to whose Account Excess Elective Deferrals were assigned for the preceding year and who claims Excess Elective Deferrals for such taxable year or calendar year.

The Excess Elective Deferrals shall be adjusted for any income or loss. The income or loss allocable to such Excess Elective Deferrals shall be equal to the income or loss allocable to the Participant's Elective Deferral Contributions for the taxable year in which the excess occurred multiplied by a fraction. The numerator of the fraction is the Excess Elective Deferrals. The denominator of the fraction is the closing balance without regard to any income or loss occurring during such taxable year (as of the end of such taxable year) of the Participant's Account resulting from Elective Deferral Contributions.

For purposes of determining income or loss on Excess Elective Deferrals for taxable years beginning on or after January 1, 2006, any Excess Elective Deferrals, in addition to any adjustment for income or loss for the taxable year in which the excess occurred, shall be adjusted for income or loss for the gap period between the end of such taxable year and the date of distribution. Such income or loss allocable to the gap period shall be equal to 10% of the income or loss allocable to the Excess Elective Deferrals for the taxable year multiplied by the number of complete months (counting a partial month of 16 days or more as a complete month) in the gap period.

Any Matching Contributions that were based on the Elective Deferral Contributions distributed as Excess Elective Deferrals, plus any income and minus any loss allocable thereto, shall be forfeited whether or not such amounts are distributed as Excess Elective Deferrals.

(c)	ADP Test. As of the end of each Plan Year after Excess Elective Deferrals have been determined, the Plan must satisfy the ADP Test. The ADP Test shall be satisfied using the prior year testing method or the current year testing method, as elected by the Employer.

(1) Prior Year Testing Method. The ADP for a Plan Year for Eligible Participants who are Highly Compensated Employees for each Plan Year and the prior year's ADP for Eligible Participants


who were Nonhighly Compensated Employees for the prior Plan Year must satisfy one of the following tests:

	(i)	The ADP for a Plan Year for Eligible Participants who are Highly Compensated Employees for the Plan Year shall not exceed the prior year's ADP for Eligible Participants who were Nonhighly Compensated Employees for the prior Plan Year multiplied by 1.25; or

	(ii)	The ADP for a Plan Year for Eligible Participants who are Highly Compensated Employees for the Plan Year:

		A.	shall not exceed the prior year's ADP for Eligible Participants who were Nonhighly Compensated Employees for the prior Plan Year multiplied by 2, and

		B.	the difference between such ADPs is not more than 2.

If this is not a successor plan, for the first Plan Year the Plan permits any Participant to make Elective Deferral Contributions, for purposes of the foregoing tests, the prior year's Nonhighly Compensated Employees' ADP shall be 3 percent or the Plan Year's ADP for these Eligible Participants, as elected by the Employer.

(2)	Current Year Testing Method. The ADP for a Plan Year for Eligible Participants who are Highly Compensated Employees for each Plan Year and the ADP for Eligible Participants who are Nonhighly Compensated Employees for the Plan Year must satisfy one of the following tests:

	(i)	The ADP for a Plan Year for Eligible Participants who are Highly Compensated Employees for the Plan Year shall not exceed the ADP for Eligible Participants who are Nonhighly Compensated Employees for the Plan Year multiplied by 1.25; or

	(ii)	The ADP for a Plan Year for Eligible Participants who are Highly Compensated Employees for the Plan Year:

		A.	shall not exceed the ADP for Eligible Participants who are Nonhighly Compensated Employees for the Plan Year multiplied by 2, and

		B.	the difference between such ADP's is not more than 2.

If the Employer has elected to use the current year testing method, that election cannot be changed unless (i) the Plan has been using the current year testing method for the preceding five Plan Years, or if less, the number of Plan Years the Plan has been in existence; or (ii) if as a result of a merger or acquisition described in Code Section 410(b)(6)(C)(i), the Employer maintains both a plan using the prior year testing method and a plan using the current year testing method and the change is made within the transition period described in Code Section 410(b)(6)(C)(ii).

A Participant is a Highly Compensated Employee for a particular Plan Year if he meets the definition of a Highly Compensated Employee in effect for that Plan Year. Similarly, a Participant is a Nonhighly Compensated Employee for a particular Plan Year if he does not meet the definition of a Highly Compensated Employee in effect for that Plan Year.

The Deferral Percentage for any Eligible Participant who is a Highly Compensated Employee for the Plan Year and who is eligible to have Elective Deferral Contributions (and Qualified Nonelective


Contributions or Qualified Matching Contributions, or both, if treated as Elective Deferral Contributions for purposes of the ADP Test) allocated to his account under two or more arrangements described in Code Section 401(k) that are maintained by the Employer or a Controlled Group member shall be determined as if such Elective Deferral Contributions (and, if applicable, such Qualified Nonelective Contributions or Qualified Matching Contributions, or both) were made under a single arrangement. For Plan Years beginning on or after January 1, 2006, if a Highly Compensated Employee participates in two or more cash or deferred arrangements of the Employer or of a Controlled Group member that have different plan years, all Elective Deferral Contributions made during the Plan Year shall be aggregated. For Plan Years beginning before January 1, 2006, all such cash or deferred arrangements ending with or within the same calendar year shall be treated as a single arrangement. The foregoing notwithstanding, certain plans shall be treated as separate if mandatorily disaggregated under the regulations of Code Section 401(k).

In the event this Plan satisfies the requirements of Code Section 401(k), 401(a)(4), or 410(b) only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such Code sections only if aggregated with this Plan, then this section shall be applied by determining the Deferral Percentage of Employees as if all such plans were a single plan. If more than 10 percent of the Employer's Nonhighly Compensated Employees are involved in a plan coverage change as defined in section 1.401(k)-2(c)(4) of the regulations, then any adjustments to the Nonhighly Compensated Employee ADP for the prior year shall be made in accordance with such regulations if the Employer has elected to use the prior year testing method. Plans may be aggregated in order to satisfy Code Section 401(k) only if they have the same plan year and use the same testing method for the ADP Test.

For purposes of the ADP Test, Elective Deferral Contributions, Qualified Nonelective Contributions, and Qualified Matching Contributions must be made before the end of the 12-month period immediately following the Plan Year to which the contributions relate.

If the Plan Administrator should determine during the Plan Year that the ADP Test is not being met, the Plan Administrator may limit the amount of future Elective Deferral Contributions of the Highly Compensated Employees.

Notwithstanding any other provisions of this Plan, Excess Contributions, plus any income and minus any loss allocable thereto, shall be distributed no later than 12 months after the last day of a Plan Year to Participants to whose Accounts such Excess Contributions were allocated for such Plan Year, except to the extent such Excess Contributions are classified as Catch-up Contributions. Excess Contributions are allocated to the Highly Compensated Employees with the largest amounts of employer contributions taken into account in calculating the ADP Test for the year in which the excess arose, beginning with the Highly Compensated Employee with the largest amount of such employer contributions and continuing in descending order until all of the Excess Contributions have been allocated. For Plan Years beginning on or after January 1, 2006, if a Highly Compensated Employee participates in two or more cash or deferred arrangements of the Employer or of a Controlled Group member, the amount distributed shall not exceed the amount of the employer contributions taken into account in calculating the ADP test and made to this Plan for the year in which the excess arose. If Catch-up Contributions are allowed for the Plan Year being tested, to the extent a Highly Compensated Employee has not reached his Catch-up Contribution limit under the Plan for such year, Excess Contributions allocated to such Highly Compensated Employee are Catch-up Contributions and will not be treated as Excess Contributions. If such excess amounts (other than Catch-up Contributions) are distributed more than 2 1/2 months after the last day of the Plan Year in which such excess amounts arose, a 10 percent excise tax shall be imposed on the employer maintaining the plan with respect to such amounts.

Excess Contributions shall be treated as Annual Additions, as defined in the CONTRIBUTION LIMITATION SECTION of this article, even if distributed.

The Excess Contributions shall be adjusted for any income or loss. The income or loss allocable to such Excess Contributions allocated to each Participant shall be equal to the income or loss allocable to the Participant's Elective Deferral Contributions (and, if applicable, Qualified Nonelective Contributions or Qualified Matching Contributions, or both) for the Plan Year in which the excess occurred multiplied by a fraction. The numerator of the fraction is the Excess Contributions. The denominator of the fraction is the closing balance without regard to any income or loss occurring during such Plan Year (as of the end of such Plan Year) of the Participant's Account resulting from Elective Deferral Contributions (and Qualified Nonelective Contributions or Qualified Matching Contributions, or both, if such contributions are included in the ADP Test).

For purposes of determining income or loss on Excess Contributions beginning with the 2006 Plan Year, any Excess Contributions, in addition to any adjustment for income or loss for the Plan Year in which the excess occurred, shall be adjusted for income or loss for the gap period between the end of such Plan Year and the date of distribution. Such income or loss allocable to the gap period shall be equal to 10% of the income or loss allocable to the Excess Contributions for the Plan Year multiplied by the number of complete months (counting a partial month of 16 days or more as a complete month) in the gap period.

Excess Contributions allocated to a Participant shall be distributed from the Participant's Account resulting from Elective Deferral Contributions. If such Excess Contributions exceed the amount of Excess Contributions in the Participant's Account resulting from Elective Deferral Contributions, the balance shall be distributed from the Participant's Account resulting from Qualified Matching Contributions (if applicable) and Qualified Nonelective Contributions, respectively.

Any Matching Contributions that were based on the Elective Deferral Contributions distributed as Excess Contributions, plus any income and minus any loss allocable thereto, shall be forfeited whether or not such amounts are distributed as Excess Contributions.

(d)	ACP Test. As of the end of each Plan Year, the Plan must satisfy the ACP Test. The ACP Test shall be satisfied using the prior year testing method or the current year testing method, as elected by the Employer.

	(1)	Prior Year Testing Method. The ACP for a Plan Year for Eligible Participants who are Highly Compensated Employees for each Plan Year and the prior year's ACP for Eligible Participants who were Nonhighly Compensated Employees for the prior Plan Year must satisfy one of the following tests:

		(i)	The ACP for a Plan Year for Eligible Participants who are Highly Compensated Employees for the Plan Year shall not exceed the prior year's ACP for Eligible Participants who were Nonhighly Compensated Employees for the prior Plan Year multiplied by 1.25; or

		(ii)	The ACP for a Plan Year for Eligible Participants who are Highly Compensated Employees for the Plan Year:

			A.	shall not exceed the prior year's ACP for Eligible Participants who were Nonhighly Compensated Employees for the prior Plan Year multiplied by 2, and

			B.	the difference between such ACPs is not more than 2.

If this is not a successor plan, for the first Plan Year the Plan permits any Participant to make Participant Contributions, provides for Matching Contributions, or both, for purposes of the


foregoing tests, the prior year's Nonhighly Compensated Employees' ACP shall be 3 percent or the Plan Year's ACP for these Eligible Participants, as elected by the Employer.

(2)	Current Year Testing Method. The ACP for a Plan Year for Eligible Participants who are Highly Compensated Employees for each Plan Year and the ACP for Eligible Participants who are Nonhighly Compensated Employees for the Plan Year must satisfy one of the following tests:

	(i)	The ACP for a Plan Year for Eligible Participants who are Highly Compensated Employees for the Plan Year shall not exceed the ACP for Eligible Participants who are Nonhighly Compensated Employees for the Plan Year multiplied by 1.25; or

	(ii)	The ACP for a Plan Year for Eligible Participants who are Highly Compensated Employees for the Plan Year:

		A.	shall not exceed the ACP for Eligible Participants who are Nonhighly Compensated Employees for the Plan Year multiplied by 2, and

		B.	the difference between such ACPs is not more than 2.

If the Employer has elected to use the current year testing method, that election cannot be changed unless (i) the Plan has been using the current year testing method for the preceding five Plan Years, or if less, the number of Plan Years the Plan has been in existence; or (ii) if as a result of a merger or acquisition described in Code Section 410(b)(6)(C)(i), the Employer maintains both a plan using the prior year testing method and a plan using the current year testing method and the change is made within the transition period described in Code Section 410(b)(6)(C)(ii).

A Participant is a Highly Compensated Employee for a particular Plan Year if he meets the definition of a Highly Compensated Employee in effect for that Plan Year. Similarly, a Participant is a Nonhighly Compensated Employee for a particular Plan Year if he does not meet the definition of a Highly Compensated Employee in effect for that Plan Year.

The Contribution Percentage for any Eligible Participant who is a Highly Compensated Employee for the Plan Year and who is eligible to have Contribution Percentage Amounts allocated to his account under two or more plans described in Code Section 401(a) or arrangements described in Code Section 401(k) that are maintained by the Employer or a Controlled Group member shall be determined as if the total of such Contribution Percentage Amounts was made under each plan and arrangement. For Plan Years beginning on or after January 1, 2006, if a Highly Compensated Employee participates in two or more such plans or arrangements that have different plan years, all Contribution Percentage Amounts made during the Plan Year shall be aggregated. For Plan Years beginning before January 1, 2006, all such plans and arrangements ending with or within the same calendar year shall be treated as a single plan or arrangement. The foregoing notwithstanding, certain plans shall be treated as separate if mandatorily disaggregated under the regulations of Code Section 401(m).

In the event this Plan satisfies the requirements of Code Section 401(m), 401(a)(4), or 410(b) only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such Code sections only if aggregated with this Plan, then this section shall be applied by determining the Contribution Percentage of Employees as if all such plans were a single plan. If more than 10 percent of the Employer's Nonhighly Compensated Employees are involved in a plan coverage change as defined in section 1.401(m)-2(c)(4) of the regulations, then any adjustments to the Nonhighly Compensated Employee ACP for the prior year shall be made in accordance with such regulations if the


Employer has elected to use the prior year testing method. Plans may be aggregated in order to satisfy Code Section 401(m) only if they have the same plan year and use the same testing method for the ACP Test.

For purposes of the ACP Test, Participant Contributions are considered to have been made in the Plan Year in which contributed to the Plan. Matching Contributions and Qualified Nonelective Contributions will be considered to have been made for a Plan Year if made no later than the end of the 12-month period beginning on the day after the close of the Plan Year.

Notwithstanding any other provisions of this Plan, Excess Aggregate Contributions, plus any income and minus any loss allocable thereto, shall be forfeited, if not vested, or distributed, if vested, no later than 12 months after the last day of a Plan Year to Participants to whose Accounts such Excess Aggregate Contributions were allocated for such Plan Year. Excess Aggregate Contributions are allocated to the Highly Compensated Employees with the largest Contribution Percentage Amounts taken into account in calculating the ACP Test for the year in which the excess arose, beginning with the Highly Compensated Employee with the largest amount of such Contribution Percentage Amounts and continuing in descending order until all of the Excess Aggregate Contributions have been allocated. For Plan Years beginning on or after January 1, 2006, if a Highly Compensated Employee participates in two or more plans or arrangements of the Employer or of a Controlled Group member that include Contribution Percentage Amounts, the amount distributed shall not exceed the Contribution Percentage Amounts taken into account in calculating the ACP Test and made to this Plan for the year in which the excess arose. If such Excess Aggregate Contributions are distributed more than 2 1/2 months after the last day of the Plan Year in which such excess amounts arose, a 10 percent excise tax shall be imposed on the employer maintaining the plan with respect to such amounts.

Excess Aggregate Contributions shall be treated as Annual Additions, as defined in the CONTRIBUTION LIMITATION SECTION of this article, even if distributed.

The Excess Aggregate Contributions shall be adjusted for any income or loss. The income or loss allocable to such Excess Aggregate Contributions allocated to each Participant shall be equal to the income or loss allocable to the Participant's Contribution Percentage Amounts for the Plan Year in which the excess occurred multiplied by a fraction. The numerator of the fraction is the Excess Aggregate Contributions. The denominator of the fraction is the closing balance without regard to any income or loss occurring during such Plan Year (as of the end of such Plan Year) of the Participant's Account resulting from Contribution Percentage Amounts.

For purposes of determining income or loss on Excess Aggregate Contributions beginning with the 2006 Plan Year, any Excess Aggregate Contributions, in addition to any adjustment for income or loss for the Plan Year in which the excess occurred, shall be adjusted for income or loss for the gap period between the end of such Plan Year and the date of distribution. Such income or loss allocable to the gap period shall be equal to 10% of the income or loss allocable to the Excess Aggregate Contributions for the Plan Year multiplied by the number of complete months (counting a partial month of 16 days or more as a complete month) in the gap period.

Excess Aggregate Contributions allocated to a Participant shall be distributed from the Participant's Account resulting from Participant Contributions that are not required as a condition of employment or participation or for obtaining additional benefits from Employer Contributions. If such Excess Aggregate Contributions exceed the balance in the Participant's Account resulting from such Participant Contributions, the balance shall be forfeited, if not vested, or distributed, if vested, on a pro rata basis from the Participant's Account resulting from Contribution Percentage Amounts.


(e)	Employer Elections. The Employer has made an election to use the prior year testing method.


ARTICLE IV

INVESTMENT OF CONTRIBUTIONS

SECTION 4.01--INVESTMENT AND TIMING OF CONTRIBUTIONS.

        The handling of Contributions and Plan assets is governed by the provisions of the Trust Agreement and any other relevant document, such as an Annuity Contract (for the purposes of this paragraph alone, the Trust Agreement and such other documents will each be referred to as a "document" or collectively as the "documents"), duly entered into by or with regard to the Plan that govern such matters. To the extent permitted by the documents, the parties named below shall direct the Contributions for investment in any of the investment options or investment vehicles available to the Plan under or through the documents, and may request the transfer of amounts resulting from those Contributions between such investment options and investment vehicles. A Participant may not direct the investment of all or any portion of his Account in collectibles. Collectibles mean any work of art, rug or antique, metal or gem, stamp or coin, alcoholic beverage, or other tangible personal property specified by the Secretary of the Treasury. However, for tax years beginning after December 31, 1997, certain coins and bullion as provided in Code Section 408(m)(3) shall not be considered collectibles. To the extent that a Participant who has the ability to provide investment direction fails to give timely investment direction, the amount for which no investment direction is in place shall be invested in such investment options and investment vehicles as provided in the service and expense agreement or such other documents duly entered into by or with regard to the Plan that govern such matters. If the Primary Employer has investment direction, the Contributions shall be invested ratably in the investment options and investment vehicles available to the Plan under or through the documents. The Primary Employer shall have investment direction for amounts that have not been allocated to Participants. To the extent an investment is no longer available, the Primary Employer may require that amounts currently held in such investment be reinvested in other investments.

        At least annually, the Named Fiduciary shall review all pertinent Employee information and Plan data in order to establish the funding policy of the Plan and to determine appropriate methods of carrying out the Plan's objectives. The Named Fiduciary shall inform the Trustee and any Investment Manager of the Plan's short-term and long-term financial needs so the investment policy can be coordinated with the Plan's financial requirements.

(a)	Employer Contributions other than Elective Deferral Contributions: The Participant shall direct the investment of such Employer Contributions and transfer of amounts resulting from those Contributions.

(b)	Elective Deferral Contributions: The Participant shall direct the investment of Elective Deferral Contributions and transfer of amounts resulting from those Contributions.

(c)	Rollover Contributions: The Participant shall direct the investment of Rollover Contributions and transfer of amounts resulting from those Contributions.

        However, the Named Fiduciary may delegate to the Investment Manager investment direction for Contributions and amounts that are not subject to Participant direction.

        All Contributions are forwarded by the Employer to (i) the Trustee to be deposited in the Trust Fund or otherwise invested by the Trustee in accordance with the relevant documents; or (ii) the Insurer to be deposited under the Annuity Contract, as applicable. Contributions that are accumulated through payroll deduction shall be paid to the Trustee or Insurer, as applicable, by the earlier of (i) the date the Contributions can reasonably be segregated from the Employer's assets, or (ii) the 15th business day of the month following the month in which the Contributions would otherwise have been paid in cash to the Participant.


SECTION 4.01A--INVESTMENT IN QUALIFYING EMPLOYER SECURITIES.

        All or some portion of the Participant's Account resulting from the following Contributions may be invested in Qualifying Employer Securities:

        Elective Deferral Contributions
        Matching Contributions
        Rollover Contributions

        Once an investment in the Qualifying Employer Securities Fund is made available to Participants, it shall continue to be available unless the Plan is amended to disallow such available investment. In the absence of an election to invest in Qualifying Employer Securities, Participants shall be deemed to have elected to have their Accounts invested wholly in other investment options of the Investment Fund. Once an election is made, it shall be considered to continue until a new election is made.

        For purposes of determining the annual valuation of the Plan, and for reporting to Participants and regulatory authorities, the assets of the Plan shall be valued at least annually on the Valuation Date which corresponds to the last day of the Plan Year. The fair market value of Qualifying Employer Securities shall be determined on such Valuation Date. The prices of Qualifying Employer Securities as of the date of the transaction shall apply for purposes of valuing distributions and other transactions of the Plan to the extent such value is representative of the fair market value of such securities in the opinion of the Plan Administrator. The value of a Participant's Account held in the Qualifying Employer Securities Fund may be expressed in units.

        If the Qualifying Employer Securities are not publicly traded, or if an extremely thin market exists for such securities so that reasonable valuation may not be obtained from the market place, then such securities must be valued at least annually by an independent appraiser who is not associated with the Employer, the Plan Administrator, the Trustee, or any person related to any fiduciary under the Plan. The independent appraiser may be associated with a person who is merely a contract administrator with respect to the Plan, but who exercises no discretionary authority and is not a plan fiduciary.

        If there is a public market for Qualifying Employer Securities of the type held by the Plan, then the Plan Administrator may use as the value of the securities the price at which such securities trade in such market. If the Qualifying Employer Securities do not trade on the relevant date, or if the market is very thin on such date, then the Plan Administrator may use for the valuation the next preceding trading day on which the trading prices are representative of the fair market value of such securities in the opinion of the Plan Administrator.

        Cash dividends payable on the Qualifying Employer Securities shall be reinvested in additional shares of such securities. In the event of any cash or stock dividend or any stock split, such dividend or split shall be credited to the Accounts based on the number of shares of Qualifying Employer Securities credited to each Account as of the payable date of such dividend or split.

        All purchases of Qualifying Employer Securities shall be made at a price, or prices, which, in the judgment of the Plan Administrator, do not exceed the fair market value of such securities.

        In the event that the Trustee acquires Qualifying Employer Securities by purchase from a "disqualified person" as defined in Code Section 4975(e)(2) or from a "party-in-interest" as defined in ERISA Section 3(14), the terms of such purchase shall contain the provision that in the event there is a final determination by the Internal Revenue Service, the Department of Labor, or court of competent jurisdiction that the fair market value of such securities as of the date of purchase was less than the purchase price paid by the Trustee, then the seller shall pay or transfer, as the case may be, to the Trustee an amount of cash or shares of Qualifying Employer Securities equal in value to the difference between the purchase price and such fair market value for all such shares. In the event that cash or shares


of Qualifying Employer Securities are paid or transferred to the Trustee under this provision, such securities shall be valued at their fair market value as of the date of such purchase, and interest at a reasonable rate from the date of purchase to the date of payment or transfer shall be paid by the seller on the amount of cash paid.

        The Plan Administrator may direct the Trustee to sell, resell, or otherwise dispose of Qualifying Employer Securities to any person, including the Employer, provided that any such sales to any disqualified person or party-in-interest, including the Employer, will be made at not less than the fair market value and no commission will be charged. Any such sale shall be made in conformance with ERISA Section 408(e).

        The Employer is responsible for compliance with any applicable Federal or state securities law with respect to all aspects of the Plan. If the Qualifying Employer Securities or interest in this Plan are required to be registered in order to permit investment in the Qualifying Employer Securities Fund as provided in this section, then such investment will not be effective until the later of the effective date of the Plan or the date such registration or qualification is effective. The Employer, at its own expense, will take or cause to be taken any and all such actions as may be necessary or appropriate to effect such registration or qualification. Further, if the Trustee is directed to dispose of any Qualifying Employer Securities held under the Plan under circumstances which require registration or qualification of the securities under applicable Federal or state securities laws, then the Employer will, at its own expense, take or cause to be taken any and all such action as may be necessary or appropriate to effect such registration or qualification. The Employer is responsible for all compliance requirements under Section 16 of the Securities Act.


ARTICLE V

BENEFITS

SECTION 5.01--RETIREMENT BENEFITS.

        On a Participant's Retirement Date, his Vested Account shall be distributed to him according to the distribution of benefits provisions of Article VI and the provisions of the SMALL AMOUNTS SECTION of Article X.

SECTION 5.02--DEATH BENEFITS.

        If a Participant dies before his Annuity Starting Date, his Vested Account shall be distributed according to the distribution of benefits provisions of Article VI and the provisions of the SMALL AMOUNTS SECTION of Article X.

SECTION 5.03--VESTED BENEFITS.

        If an Inactive Participant's Vested Account is not payable under the SMALL AMOUNTS SECTION of Article X, he may elect, but is not required, to receive a distribution of any part of his Vested Account after he has a Severance from Employment. The Participant's election shall be subject to his spouse's consent as provided in the ELECTION PROCEDURES SECTION of Article VI. A distribution under this paragraph shall be a retirement benefit and shall be distributed to the Participant according to the distribution of benefits provisions of Article VI.

        A Participant may not elect to receive a distribution under the provisions of this section after he again becomes an Employee until he subsequently has a Severance from Employment and meets the requirements of this section.

        If an Inactive Participant does not receive an earlier distribution, upon his Retirement Date or death, his Vested Account shall be distributed according to the provisions of the RETIREMENT BENEFITS SECTION or the DEATH BENEFITS SECTION of this article.

        The Nonvested Account of an Inactive Participant who has had a Severance from Employment shall remain a part of his Account until it becomes a Forfeiture. However, if he again becomes an Employee so that his Vesting Percentage can increase, the Nonvested Account may become a part of his Vested Account.

SECTION 5.04--WHEN BENEFITS START.

(a)	Unless otherwise elected, benefits shall begin before the 60th day following the close of the Plan Year in which the latest date below occurs:

	(1)	The date the Participant attains age 65 (or Normal Retirement Age, if earlier).

	(2)	The 10th anniversary of the Participant's Entry Date.

	(3)	The date the Participant terminates service with the Employer.

Notwithstanding the foregoing, the failure of a Participant and spouse to consent to a distribution while a benefit is immediately distributable, within the meaning of the ELECTION PROCEDURES SECTION of Article VI, shall be deemed to be an election to defer the start of benefits sufficient to satisfy this section.

The Participant may elect to have benefits begin after the latest date for beginning benefits described above, subject to the following provisions of this section. The Participant shall make the election in


writing. Such election must be made before his Normal Retirement Date or the date he has a Severance from Employment, if later. The Participant shall not elect a date for beginning benefits or a form of distribution that would result in a benefit payable when he dies which would be more than incidental within the meaning of governmental regulations.

Benefits shall begin on an earlier date if otherwise provided in the Plan. For example, the Participant's Retirement Date or Required Beginning Date, as defined in the DEFINITIONS SECTION of Article VII.

(b)	The Participant's Vested Account that results from Elective Deferral Contributions may not be distributed earlier than Severance from Employment (separation from service, for Plan Years beginning before January 1, 2002), death, or disability. Such amount may also be distributed upon:

(1) Termination of the Plan, as permitted in Article VIII.

(2) The attainment of age 59 1/2 as permitted in the WITHDRAWAL BENEFITS SECTION of this article or in the definition of Normal Retirement Date in the DEFINITIONS SECTION of Article I.

(3) The hardship of the Participant as permitted in the WITHDRAWAL BENEFITS SECTION of this article.

All distributions that may be made pursuant to one or more of the foregoing distributable events will be a retirement benefit and shall be distributed to the Participant according to the distribution of benefits provisions of Article VI. In addition, distributions that are triggered by the termination of the Plan must be made in a lump sum. A lump sum shall include a distribution of an annuity contract.

SECTION 5.05--WITHDRAWAL BENEFITS.

        A Participant may withdraw any part of his Vested Account resulting from Rollover Contributions. A Participant may make only two such withdrawals in any 12-month period.

        A Participant who has attained age 59 1/2 may withdraw any part of his Vested Account resulting from the following Contributions:

        Elective Deferral Contributions
        Matching Contributions
        Discretionary Contributions

A Participant may make such a withdrawal at any time.

        A Participant may withdraw any part of his Vested Account resulting from the following Contributions:

        Elective Deferral Contributions
        Matching Contributions
        Discretionary Contributions

in the event of hardship due to an immediate and heavy financial need. Withdrawals from the Participant's Account resulting from Elective Deferral Contributions shall be limited to the amount of the Participant's Elective Deferral Contributions.

        Immediate and heavy financial need shall be limited to: (i) expenses incurred or necessary for medical care that would be deductible under Code Section 213(d) (determined without regard to whether the expenses exceed


7.5% of adjusted gross income); (ii) the purchase (excluding mortgage payments) of a principal residence for the Participant; (iii) payment of tuition, related educational fees, and room and board expenses, for the next 12 months of post-secondary education for the Participant, his spouse, children, or dependents (as defined in Code Section 152 without regard to Code Sections 152(b)(1), (b)(2), and (d)(1)(B)); (iv) payments necessary to prevent the eviction of the Participant from, or foreclosure on the mortgage of, the Participant's principal residence; (v) payments for funeral or burial expenses for the Participant's deceased parent, spouse, child, or dependent (as defined in Code Section 152 without regard to Code Section 152(d))1)(B)); (vi) expenses to repair damage to the Participant's principal residence that would qualify for a casualty loss deduction under Code Section 165 (determined without regard to whether the loss exceeds 10% of adjusted gross income); or (vii) any other distribution which is deemed by the Commissioner of Internal Revenue to be made on account of immediate and heavy financial need as provided in Treasury regulations.

        No withdrawal shall be allowed which is not necessary to satisfy such immediate and heavy financial need. Such withdrawal shall be deemed necessary only if all of the following requirements are met: (i) the distribution is not in excess of the amount of the immediate and heavy financial need (including amounts necessary to pay any Federal, state, or local income taxes or penalties reasonably anticipated to result from the distribution); (ii) the Participant has obtained all distributions, other than hardship distributions, and all nontaxable loans currently available under all plans maintained by the Employer; and (iii) the Plan, and all other plans maintained by the Employer, provide that the Participant's elective contributions and participant contributions will be suspended for at least six months after receipt of the hardship distribution. The Plan will suspend elective contributions and participant contributions for six months as provided in the preceding sentence. A Participant shall not cease to be an Eligible Participant, as defined in the EXCESS AMOUNTS SECTION of Article III, merely because his elective contributions or participant contributions are suspended.

        A request for withdrawal shall be made in such manner and in accordance with such rules as the Employer will prescribe for this purpose (including by means of voice response or other electronic means under circumstances the Employer permits). Withdrawals shall be a retirement benefit and shall be distributed to the Participant according to the distribution of benefits provisions of Article VI. A forfeiture shall not occur solely as a result of a withdrawal.

SECTION 5.06--LOANS TO PARTICIPANTS.

        Loans shall be made available to all Participants on a reasonably equivalent basis. For purposes of this section, and unless otherwise specified, Participant means any Participant or Beneficiary who is a party-in-interest as defined in ERISA. Loans shall not be made to Highly Compensated Employees in an amount greater than the amount made available to other Participants.

        A loan to a Participant shall be a Participant-directed investment of his Account. The portion of the Participant's Account held in the Qualifying Employer Securities Fund may be redeemed for purposes of a loan only after the amount held in other investment options has been depleted. The loan is a Trust Fund investment but no Account other than the borrowing Participant's Account shall share in the interest paid on the loan or bear any expense or loss incurred because of the loan.

        The number of outstanding loans shall be limited to two. No more than one loan shall be approved for any Participant in any 12-month period. The minimum amount of any loan shall be $1,000.

        Loans must be adequately secured and bear a reasonable rate of interest.

        The amount of the loan shall not exceed the maximum amount that may be treated as a loan under Code Section 72(p) (rather than a distribution) to the Participant and shall be equal to the lesser of (a) or (b) below:


(a)	$50,000, reduced by the highest outstanding loan balance of loans during the one-year period ending on the day before the new loan is made.

(b)	The greater of (1) or (2), reduced by (3) below:

	(1)	One-half of the Participant's Vested Account.

	(2)	$10,000.

	(3)	Any outstanding loan balance on the date the new loan is made.

For purposes of this maximum, a Participant's Vested Account does not include any accumulated deductible employee contributions, as defined in Code Section 72(o)(5)(B), and all qualified employer plans, as defined in Code Section 72(p)(4), of the Employer and any Controlled Group member shall be treated as one plan.

        The foregoing notwithstanding, the amount of such loan shall not exceed 50 percent of the amount of the Participant's Vested Account, reduced by any outstanding loan balance on the date the new loan is made. For purposes of this maximum, a Participant's Vested Account does not include any accumulated deductible employee contributions, as defined in Code Section 72(o)(5)(B). No collateral other than a portion of the Participant's Vested Account (as limited above) shall be accepted.

        The Participant's outstanding loan balance shall include any deemed distribution, along with accrued interest, that has not been repaid (offset).

        A Participant must obtain the consent of his spouse, if any, to the use of the Vested Account as security for the loan. Spousal consent shall be obtained no earlier than the beginning of the 90-day period that ends on the date on which the loan to be so secured is made. The consent must be in writing, must acknowledge the effect of the loan, and must be witnessed by a plan representative or a notary public. Such consent shall thereafter be binding with respect to the consenting spouse or any subsequent spouse with respect to that loan. A new consent shall be required if the Vested Account is used for collateral upon renegotiation, extension, renewal, or other revision of the loan. No consent shall be required if subparagraph (d) of the ELECTION PROCEDURES SECTION of Article VI applies.

        If a valid spousal consent has been obtained in accordance with the above, or spousal consent is not required, then, notwithstanding any other provision of this Plan, the portion of the Participant's Vested Account used as a security interest held by the Plan by reason of a loan outstanding to the Participant shall be taken into account for purposes of determining the amount of the Vested Account payable at the time of death or distribution, but only if the reduction is used as repayment of the loan. If spousal consent is required and less than 100 percent of the Participant's Vested Account (determined without regard to the preceding sentence) is payable to the surviving spouse, then the Vested Account shall be adjusted by first reducing the Vested Account by the amount of the security used as repayment of the loan, and then determining the benefit payable to the surviving spouse.

        Each loan shall bear a reasonable fixed rate of interest to be determined by the Loan Administrator. In determining the interest rate, the Loan Administrator shall take into consideration fixed interest rates currently being charged by commercial lenders for loans of comparable risk on similar terms and for similar durations, so that the interest will provide for a return commensurate with rates currently charged by commercial lenders for loans made under similar circumstances. The Loan Administrator shall not discriminate among Participants in the matter of interest rates; but loans granted at different times may bear different interest rates in accordance with the current appropriate standards.


        The loan shall by its terms require that repayment (principal and interest) be amortized in level payments, not less frequently than quarterly, over a period not extending beyond five years from the date of the loan.

        The Participant shall make an application for a loan in such manner and in accordance with such rules as the Employer shall prescribe for this purpose (including by means of voice response or other electronic means under circumstances the Employer permits). The application must specify the amount and duration requested.

        Information contained in the application for the loan concerning the income, liabilities, and assets of the Participant will be evaluated to determine whether there is a reasonable expectation that the Participant will be able to satisfy payments on the loan as due. Additionally, the Loan Administrator will pursue any appropriate further investigations concerning the creditworthiness and credit history of the Participant to determine whether a loan should be approved.

        Each loan shall be fully documented in the form of a promissory note signed by the Participant for the face amount of the loan, together with interest determined as specified above.

        There will be an assignment of collateral to the Plan executed at the time the loan is made.

        In those cases where repayment through payroll deduction is available, installments are so payable, and a payroll deduction agreement shall be executed by the Participant at the time the loan is made. If the Participant has previously been treated as having received a deemed distribution and the subsequent loan is being made before the deemed distribution, along with accrued interest, has been repaid (or offset), a payroll deduction agreement shall be required for loans made on or after January 1, 2004. If a payroll deduction agreement is required because of a previous deemed distribution and the Participant later revokes such agreement, the outstanding loan balance at the time of the revocation shall be treated as a deemed distribution. Loan repayments that are accumulated through payroll deduction shall be paid to the Trustee by the earlier of (i) the date the loan repayments can reasonably be segregated from the Employer's assets, or (ii) the 15th business day of the month following the month in which such amounts would otherwise have been paid in cash to the Participant.

        Where payroll deduction is not available, payments in cash are to be timely made. Any payment that is not by payroll deduction shall be made payable to the Employer or the Trustee, as specified in the promissory note, and delivered to the Loan Administrator, including prepayments, service fees and penalties, if any, and other amounts due under the note. The Loan Administrator shall deposit such amounts into the Plan as soon as administratively practicable after they are received, but in no event later than the 15th business day of the month after they are received.

        The promissory note may provide for reasonable late payment penalties and service fees. Any penalties or service fees shall be applied to all Participants in a nondiscriminatory manner. If the promissory note so provides, such amounts may be assessed and collected from the Account of the Participant as part of the loan balance.

        Each loan may be paid prior to maturity, in part or in full, without penalty or service fee, except as may be set out in the promissory note.

        The Plan shall suspend loan payments for a period not exceeding one year during which an approved unpaid leave of absence occurs other than a military leave of absence. The Loan Administrator shall provide the Participant a written explanation of the effect of the suspension of payments upon his loan.

        If a Participant separates from service (or takes a leave of absence) from the Employer because of service in the military and does not receive a distribution of his Vested Account, the Plan shall suspend loan payments until the Participant's completion of military service or until the Participant's fifth anniversary of commencement of military


service, if earlier, as permitted under Code Section 414(u). The Loan Administrator shall provide the Participant a written explanation of the effect of his military service upon his loan.

        If any payment of principal and interest, or any portion thereof, remains unpaid for more than 90 days after due, the loan shall be in default. For purposes of Code Section 72(p), the Participant shall then be treated as having received a deemed distribution regardless of whether or not a distributable event has occurred.

        Upon default, the Plan has the right to pursue any remedy available by law to satisfy the amount due, along with accrued interest, including the right to enforce its claim against the security pledged and execute upon the collateral as allowed by law. The entire principal balance whether or not otherwise then due, along with accrued interest, shall become immediately due and payable without demand or notice, and subject to collection or satisfaction by any lawful means, including specifically, but not limited to, the right to enforce the claim against the security pledged and to execute upon the collateral as allowed by law.

        In the event of default, foreclosure on the note and attachment of security or use of amounts pledged to satisfy the amount then due shall not occur until a distributable event occurs in accordance with the Plan, and shall not occur to an extent greater than the amount then available upon any distributable event which has occurred under the Plan.

        All reasonable costs and expenses, including but not limited to attorney's fees, incurred by the Plan in connection with any default or in any proceeding to enforce any provision of a promissory note or instrument by which a promissory note for a Participant loan is secured, shall be assessed and collected from the Account of the Participant as part of the loan balance.

        If payroll deduction is being utilized, in the event that a Participant's available payroll deduction amounts in any given month are insufficient to satisfy the total amount due, there will be an increase in the amount taken subsequently, sufficient to make up the amount that is then due. If any amount remains past due more than 90 days, the entire principal amount, whether or not otherwise then due, along with interest then accrued, shall become due and payable, as above.

        If no distributable event has occurred under the Plan at the time that the Participant's Vested Account would otherwise be used under this provision to pay any amount due under the outstanding loan, this will not occur until the time, or in excess of the extent to which, a distributable event occurs under the Plan. An outstanding loan will become due and payable in full 60 days after a Participant has a Severance from Employment and ceases to be a party-in-interest as defined in ERISA or after complete termination of the Plan.

SECTION 5.07--DISTRIBUTIONS UNDER QUALIFIED DOMESTIC RELATIONS ORDERS.

        The Plan specifically permits distributions to an Alternate Payee under a qualified domestic relations order as defined in Code Section 414(p), at any time, irrespective of whether the Participant has attained his earliest retirement age, as defined in Code Section 414(p), under the Plan. A distribution to an Alternate Payee before the Participant has attained his earliest retirement age is available only if the order specifies that distribution shall be made prior to the earliest retirement age or allows the Alternate Payee to elect a distribution prior to the earliest retirement age.

        Nothing in this section shall permit a Participant to receive a distribution at a time otherwise not permitted under the Plan nor shall it permit the Alternate Payee to receive a form of payment not permitted under the Plan.

        The benefit payable to an Alternate Payee shall be subject to the provisions of the SMALL AMOUNTS SECTION of Article X if the value of the benefit does not exceed $5,000.

        The Plan Administrator shall establish reasonable procedures to determine the qualified status of a domestic relations order. Upon receiving a domestic relations order, the Plan Administrator shall promptly notify the Participant


and each Alternate Payee named in the order, in writing, of the receipt of the order and the Plan's procedures for determining the qualified status of the order. Within a reasonable period of time after receiving the domestic relations order, the Plan Administrator shall determine the qualified status of the order and shall notify the Participant and each Alternate Payee, in writing, of its determination. The Plan Administrator shall provide notice under this paragraph by mailing to the individual's address specified in the domestic relations order, or in a manner consistent with Department of Labor regulations. The Plan Administrator may treat as qualified any domestic relations order entered before January 1, 1985, irrespective of whether it satisfies all the requirements described in Code Section 414(p).

        If any portion of the Participant's Vested Account is payable during the period the Plan Administrator is making its determination of the qualified status of the domestic relations order, a separate accounting shall be made of the amount payable. If the Plan Administrator determines the order is a qualified domestic relations order within 18 months of the date amounts are first payable following receipt of the order, the payable amounts shall be distributed in accordance with the order. If the Plan Administrator does not make its determination of the qualified status of the order within the 18-month determination period, the payable amounts shall be distributed in the manner the Plan would distribute if the order did not exist and the order shall apply prospectively if the Plan Administrator later determines the order is a qualified domestic relations order.

        The Plan shall make payments or distributions required under this section by separate benefit checks or other separate distribution to the Alternate Payee(s).


ARTICLE VI

DISTRIBUTION OF BENEFITS

SECTION 6.01--AUTOMATIC FORMS OF DISTRIBUTION.

        Unless an optional form of benefit is selected pursuant to a qualified election within the election period (see the ELECTION PROCEDURES SECTION of this article), the automatic form of benefit payable to or on behalf of a Participant is determined as follows:

(a)	Retirement Benefits. The automatic form of retirement benefit for a Participant who does not die before his Annuity Starting Date shall be:

	(1)	The Qualified Joint and Survivor Annuity for a Participant who has a spouse.

	(2)	The Normal Form for a Participant who does not have a spouse.

(b)	Death Benefits. The automatic form of death benefit for a Participant who dies before his Annuity Starting Date shall be:

	(1)	A Qualified Preretirement Survivor Annuity for a Participant who has a spouse to whom he has been continuously married throughout the one-year period ending on the date of his death. The spouse may elect to start receiving the death benefit on any first day of the month on or after the Participant dies and by the date the Participant would have been age 70 1/2. If the spouse dies before benefits start, the Participant's Vested Account, determined as of the date of the spouse's death, shall be paid to the spouse's Beneficiary.

	(2)	A single sum payment to the Participant's Beneficiary for a Participant who does not have a spouse who is entitled to a Qualified Preretirement Survivor Annuity.

Before a death benefit will be paid on account of the death of a Participant who does not have a spouse who is entitled to a Qualified Preretirement Survivor Annuity, it must be established to the satisfaction of a plan representative that the Participant does not have such a spouse.

SECTION 6.02--OPTIONAL FORMS OF DISTRIBUTION.

(a)	Retirement Benefits. The optional forms of retirement benefit shall be the following: (i) a straight life annuity; (ii) single life annuities with certain periods of 5, 10, or 15 years; (iii) a single life annuity with installment refund; (iv) survivorship life annuities with installment refund and survivorship percentages of 50%, 66 2/3%, or 100%; (v) fixed period annuities for any period of whole months that is not less than 60; (vi) a fixed period installment option; and (vii) a fixed payment installment option. A single sum payment is also available.

The fixed period installment option is an optional form of benefit under which the Participant elects to receive substantially equal annual payments over a fixed period of whole years. The annual payment may be paid in annual, semi-annual, quarterly, or monthly installments as elected by the Participant. The Participant may elect to receive additional payments.

The fixed payment installment option is an optional form of benefit under which the Participant elects to receive a specified dollar amount each year. The annual payment may be paid in annual, semi-annual,

quarterly, or monthly installments as elected by the Participant. The Participant may elect to receive additional payments.

Under the installment options the amount payable in the Participant's first Distribution Calendar Year, as defined in the DEFINITIONS SECTION of Article VII, must satisfy the minimum distribution requirements of Article VII for such year. Distributions for later Distribution Calendar Years must satisfy the minimum distribution requirements of Article VII for such years. If the Participant's Annuity Starting Date does not occur until his second Distribution Calendar Year, the amount payable for such year must satisfy the minimum distribution requirements of Article VII for both the first and second Distribution Calendar Years.

Election of an optional form is subject to the qualified election provisions of the ELECTION PROCEDURES SECTION of this article and the distribution requirements of Article VII.

Any annuity contract distributed shall be nontransferable. The terms of any annuity contract purchased and distributed by the Plan to a Participant or spouse shall comply with the requirements of this Plan.

(b)	Death Benefits. The optional forms of death benefit are a single sum payment and any annuity that is an optional form of retirement benefit.

Election of an optional form is subject to the qualified election provisions of the ELECTION PROCEDURES SECTION of this article and the distribution requirements of Article VII.

SECTION 6.03--ELECTION PROCEDURES.

        The Participant, Beneficiary, or spouse shall make any election under this section in writing. The Plan Administrator may require such individual to complete and sign any necessary documents as to the provisions to be made. Any election permitted under (a) and (b) below shall be subject to the qualified election provisions of (c) below.

(a)	Retirement Benefits. A Participant may elect his Beneficiary or Contingent Annuitant and may elect to have retirement benefits distributed under any of the optional forms of retirement benefit available in the OPTIONAL FORMS OF DISTRIBUTION SECTION of this article.

(b)	Death Benefits. A Participant may elect his Beneficiary and may elect to have death benefits distributed under any of the optional forms of death benefit available in the OPTIONAL FORMS OF DISTRIBUTION SECTION of this article.

If the Participant has not elected an optional form of distribution for the death benefit payable to his Beneficiary, the Beneficiary may, for his own benefit, elect the form of distribution, in like manner as a Participant.

The Participant may waive the Qualified Preretirement Survivor Annuity by naming someone other than his spouse as Beneficiary.

In lieu of the Qualified Preretirement Survivor Annuity described in the AUTOMATIC FORMS OF DISTRIBUTION SECTION of this article, the spouse may, for his own benefit, waive the Qualified Preretirement Survivor Annuity by electing to have the benefit distributed under any of the optional forms of death benefit available in the OPTIONAL FORMS OF DISTRIBUTION SECTION of this article.

(c)	Qualified Election. The Participant, Beneficiary or spouse may make an election at any time during the election period. The Participant, Beneficiary, or spouse may revoke the election made (or make a new


election) at any time and any number of times during the election period. An election is effective only if it meets the consent requirements below.

(1)	Election Period for Retirement Benefits. The election period as to retirement benefits is the 90-day period ending on the Annuity Starting Date. An election to waive the Qualified Joint and Survivor Annuity may not be made before the date the Participant is provided with the notice of the ability to waive the Qualified Joint and Survivor Annuity.

(2)	Election Period for Death Benefits. A Participant may make an election as to death benefits at any time before he dies. The spouse's election period begins on the date the Participant dies and ends on the date benefits begin. The Beneficiary's election period begins on the date the Participant dies and ends on the date benefits begin.

An election to waive the Qualified Preretirement Survivor Annuity may not be made by the Participant before the date he is provided with the notice of the ability to waive the Qualified Preretirement Survivor Annuity. A Participant's election to waive the Qualified Preretirement Survivor Annuity that is made before the first day of the Plan Year in which he reaches age 35 shall become invalid on such date. An election made by a Participant after he has a Severance from Employment will not become invalid on the first day of the Plan Year in which he reaches age 35 with respect to death benefits from that part of his Account resulting from Contributions made before he had a Severance from Employment.

(3)	Consent to Election. If the Participant's Vested Account exceeds $5,000, any benefit that is (i) immediately distributable or (ii) payable in a form other than a Qualified Joint and Survivor Annuity or a Qualified Preretirement Survivor Annuity, requires the consent of the Participant and the Participant's spouse (or where either the Participant or the spouse has died, the survivor). Such consent shall also be required if the Participant had previously had an Annuity Starting Date with respect to any portion of such Vested Account.

The consent of the Participant or spouse to a benefit that is immediately distributable must not be made before the date the Participant or spouse is provided with the notice of the ability to defer the distribution. Such consent shall be in writing.

The consent shall not be made more than 90 days before the Annuity Starting Date. Spousal consent is not required for a benefit that is immediately distributable in a Qualified Joint and Survivor Annuity. Furthermore, if spousal consent is not required because the Participant is electing an optional form of retirement benefit that is not a life annuity pursuant to (d) below, only the Participant need consent to the distribution of a benefit payable in a form that is not a life annuity and which is immediately distributable. Neither the consent of the Participant nor the Participant's spouse shall be required to the extent that a distribution is required to satisfy Code Section 401(a)(9) or 415.

In addition, upon termination of this Plan, if the Plan does not offer an annuity option (purchased from a commercial provider), and if the Employer (or any entity within the same Controlled Group) does not maintain another defined contribution plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7)), the Participant's Account balance will, without the Participant's consent, be distributed to the Participant. However, if any entity within the same Controlled Group maintains another defined contribution plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7)) then the Participant's Account will be transferred, without the Participant's consent, to the other plan if the Participant does not consent to an immediate distribution.


A benefit is immediately distributable if any part of the benefit could be distributed to the Participant (or surviving spouse) before the Participant attains (or would have attained if not deceased) the older of Normal Retirement Age or age 62.

If the Qualified Joint and Survivor Annuity is waived, the spouse has the right to limit consent only to a specific Beneficiary or a specific form of benefit. The spouse can relinquish one or both such rights. Such consent shall be in writing. The consent shall not be made more than 90 days before the Annuity Starting Date. If the Qualified Preretirement Survivor Annuity is waived, the spouse has the right to limit consent only to a specific Beneficiary. Such consent shall be in writing. The spouse's consent shall be witnessed by a plan representative or notary public. The spouse's consent must acknowledge the effect of the election, including that the spouse had the right to limit consent only to a specific Beneficiary or a specific form of benefit, if applicable, and that the relinquishment of one or both such rights was voluntary. Unless the consent of the spouse expressly permits designations by the Participant without a requirement of further consent by the spouse, the spouse's consent must be limited to the form of benefit, if applicable, and the Beneficiary (including any Contingent Annuitant), class of Beneficiaries, or contingent Beneficiary named in the election.

Spousal consent is not required, however, if the Participant establishes to the satisfaction of the plan representative that the consent of the spouse cannot be obtained because there is no spouse or the spouse cannot be located. A spouse's consent under this paragraph shall not be valid with respect to any other spouse. A Participant may revoke a prior election without the consent of the spouse. Any new election will require a new spousal consent, unless the consent of the spouse expressly permits such election by the Participant without further consent by the spouse. A spouse's consent may be revoked at any time within the Participant's election period.

(d)	Special Rule for Profit Sharing Plans. This subparagraph (d) applies if the Plan is not a direct or indirect transferee after December 31, 1984, of a defined benefit plan, money purchase plan, target benefit plan, stock bonus plan, or profit sharing plan which is subject to the survivor annuity requirements of Code Sections 401(a)(11) and 417. If the above condition is met, spousal consent is not required for electing an optional form of retirement benefit that is not a life annuity. If such condition is not met, such consent requirements shall be operative.

SECTION 6.04--NOTICE REQUIREMENTS.

(a)	Optional Forms of Retirement Benefit and Right to Defer. The Plan Administrator shall furnish to the Participant and the Participant's spouse a written explanation of the right of the Participant and the Participant's spouse to defer distribution until the benefit is no longer immediately distributable. Such notice shall include a written explanation of the optional forms of retirement benefit in the OPTIONAL FORMS OF DISTRIBUTION SECTION of this article, including a general description of the material features and an explanation of the relative values of these options, in a manner that would satisfy the notice requirements of Code Section 417(a)(3) and section 1.417(a)(3)-1 of the regulations.

The Plan Administrator shall furnish the written explanation by a method reasonably calculated to reach the attention of the Participant and the Participant's spouse no less than 30 days, and no more than 90 days, before the Annuity Starting Date.

The Participant (and spouse, if applicable) may waive the 30-day election period if the distribution of the elected form of retirement benefit begins more than 7 days after the Plan Administrator provides the Participant (and spouse, if applicable) the written explanation provided that: (i) the Participant has been


provided with information that clearly indicates that the Participant has at least 30 days to consider the decision of whether or not to elect a distribution and a particular distribution option, (ii) the Participant is permitted to revoke any affirmative distribution election at least until the Annuity Starting Date or, if later, at any time prior to the expiration of the 7-day period that begins the day after the explanation is provided to the Participant, and (iii) the Annuity Starting Date is a date after the date that the written explanation was provided to the Participant.

(b)	Qualified Joint and Survivor Annuity. The Plan Administrator shall furnish to the Participant a written explanation of the following: the terms and conditions of the Qualified Joint and Survivor Annuity; the Participant's right to make, and the effect of, an election to waive the Qualified Joint and Survivor Annuity; the rights of the Participant's spouse; and the right to revoke an election and the effect of such a revocation.

The Plan Administrator shall furnish the written explanation by a method reasonably calculated to reach the attention of the Participant no less than 30 days, and no more than 90 days, before the Annuity Starting Date.

The Participant (and spouse, if applicable) may waive the 30-day election period if the distribution of the elected form of retirement benefit begins more than 7 days after the Plan Administrator provides the Participant (and spouse, if applicable) the written explanation provided that: (i) the Participant has been provided with information that clearly indicates that the Participant has at least 30 days to consider whether to waive the Qualified Joint and Survivor Annuity and elect (with spousal consent, if applicable) a form of distribution other than a Qualified Joint and Survivor Annuity, (ii) the Participant is permitted to revoke any affirmative distribution election at least until the Annuity Starting Date or, if later, at any time prior to the expiration of the 7-day period that begins the day after the explanation of the Qualified Joint and Survivor Annuity is provided to the Participant, and (iii) the Annuity Starting Date is a date after the date that the written explanation was provided to the Participant.

After the written explanation is given, a Participant or spouse may make a written request for additional information. The written explanation must be personally delivered or mailed (first class mail, postage prepaid) to the Participant or spouse within 30 days from the date of the written request. The Plan Administrator does not need to comply with more than one such request by a Participant or spouse.

The Plan Administrator's explanation shall be written in nontechnical language and will explain the terms and conditions of the Qualified Joint and Survivor Annuity and the financial effect upon the Participant's benefit (in terms of dollars per benefit payment) of electing not to have benefits distributed in accordance with the Qualified Joint and Survivor Annuity.

(c)	Qualified Preretirement Survivor Annuity. The Plan Administrator shall furnish to the Participant a written explanation of the following: the terms and conditions of the Qualified Preretirement Survivor Annuity; the Participant's right to make, and the effect of, an election to waive the Qualified Preretirement Survivor Annuity; the rights of the Participant's spouse; and the right to revoke an election and the effect of such a revocation.

The Plan Administrator shall furnish the written explanation by a method reasonably calculated to reach the attention of the Participant within the applicable period. The applicable period for a Participant is whichever of the following periods ends last:

(1) the period beginning one year before the date the individual becomes a Participant and ending one year after such date; or


(2) the period beginning one year before the date the Participant's spouse is first entitled to a Qualified Preretirement Survivor Annuity and ending one year after such date.

If such notice is given before the period beginning with the first day of the Plan Year in which the Participant attains age 32 and ending with the close of the Plan Year preceding the Plan Year in which the Participant attains age 35, an additional notice shall be given within such period. If a Participant has a Severance from Employment before attaining age 35, an additional notice shall be given within the period beginning one year before the date he has a Severance from Employment and ending one year after such date.

After the written explanation is given, a Participant or spouse may make a written request for additional information. The written explanation must be personally delivered or mailed (first class mail, postage prepaid) to the Participant or spouse within 30 days from the date of the written request. The Plan Administrator does not need to comply with more than one such request by a Participant or spouse.

The Plan Administrator's explanation shall be written in nontechnical language and will explain the terms and conditions of the Qualified Preretirement Survivor Annuity and the financial effect upon the spouse's benefit (in terms of dollars per benefit payment) of electing not to have benefits distributed in accordance with the Qualified Preretirement Survivor Annuity.


ARTICLE VII

REQUIRED MINIMUM DISTRIBUTIONS

SECTION 7.01--APPLICATION.

        The optional forms of distribution are only those provided in Article VI. An optional form of distribution shall not be permitted unless it meets the requirements of this article. The timing of any distribution must meet the requirements of this article. Unless otherwise specified, the provisions of this article apply to calendar years beginning after December 31, 2002.

SECTION 7.02--DEFINITIONS.

For purposes of this article, the following terms are defined:

Designated Beneficiary means the individual who is designated by the Participant (or the Participant's surviving spouse) as the Beneficiary of the Participant's interest under the Plan and who is the designated beneficiary under Code Section 401(a)(9) and section 1.401(a)(9)-4 of the regulations.

Distribution Calendar Year means a calendar year for which a minimum distribution is required. For distributions beginning before the Participant's death, the first Distribution Calendar Year is the calendar year immediately preceding the calendar year that contains the Participant's Required Beginning Date. For distributions beginning after the Participant's death, the first Distribution Calendar Year is the calendar year in which distributions are required to begin under (b)(2) of the REQUIRED MINIMUM DISTRIBUTIONS SECTION of this article. The required minimum distribution for the Participant's first Distribution Calendar Year will be made on or before the Participant's Required Beginning Date. The required minimum distribution for other Distribution Calendar Years, including the required minimum distribution for the Distribution Calendar Year in which the Participant's Required Beginning Date occurs, will be made on or before December 31 of that Distribution Calendar Year.

5-percent Owner means a Participant who is treated as a 5-percent Owner for purposes of this article. A Participant is treated as a 5-percent Owner for purposes of this article if such Participant is a 5-percent owner as defined in Code Section 416 at any time during the Plan Year ending with or within the calendar year in which such owner attains age 70 1/2.

Once distributions have begun to a 5-percent Owner under this article, they must continue to be distributed, even if the Participant ceases to be a 5-percent Owner in a subsequent year.

Life Expectancy means life expectancy as computed by use of the Single Life Table in Q&A-1 in section 1.401(a)(9)-9 of the regulations.

Participant's Account Balance means the Account balance as of the last Valuation Date in the calendar year immediately preceding the Distribution Calendar Year (valuation calendar year) increased by the amount of any contributions made and allocated or forfeitures allocated to the Account as of dates in the valuation calendar year after the Valuation Date and decreased by distributions made in the valuation calendar year after the Valuation Date. The Account balance for the valuation calendar year includes any amounts rolled over or transferred to the Plan either in the valuation calendar year or in the Distribution Calendar Year if distributed or transferred in the valuation calendar year.

Required Beginning Date means, for a Participant who is a 5-percent Owner, April 1 of the calendar year following the calendar year in which he attains age 70 1/2.

Required Beginning Date means, for any Participant who is not a 5-percent Owner, April 1 of the calendar year following the later of the calendar year in which he attains age 70 1/2 or the calendar year in which he retires.

The preretirement age 70 1/2 distribution option is only eliminated with respect to Participants who reach age 70 1/2 in or after a calendar year that begins after the later of December 31, 1998, or the adoption date of the amendment which eliminated such option. The preretirement age 70 1/2 distribution option is an optional form of benefit under which benefits payable in a particular distribution form (including any modifications that may be elected after benefits begin) begin at a time during the period that begins on or after January 1 of the calendar year in which the Participant attains age 70 1/2 and ends April 1 of the immediately following calendar year.

The options available for Participants who are not 5-percent Owners and attained age 70 1/2 in calendar years before the calendar year that begins after the later of December 31, 1998, or the adoption date of the amendment which eliminated the preretirement age 70 1/2 distribution option shall be the following. Any such Participant attaining age 70 1/2 in years after 1995 may elect by April 1 of the calendar year following the calendar year in which he attained age 70 1/2 (or by December 31, 1997 in the case of a Participant attaining age 70 1/2 in 1996) to defer distributions until April 1 of the calendar year following the calendar year in which he retires. If no such election is made, the Participant shall begin receiving distributions by April 1 of the calendar year following the year in which the Participant attained age 70 1/2 (or by December 31, 1997 in the case of a Participant attaining age 70 1/2 in 1996). Any such Participant attaining age 70 1/2 in years prior to 1997 may elect to stop distributions that are not purchased annuities and recommence by April 1 of the calendar year following the calendar year in which he retires. To satisfy the joint and survivor annuity requirements described in Article VI, the requirements in Q&A-8 in Notice 97-75 must be satisfied for any Participant who elects to stop distributions, including the requirement that such distributions stop before the end of the Plan's remedial amendment period under Code Section 401(b) for changes in plan qualification requirements made by the Small Business Job Protection Act of 1996. There shall be a new Annuity Starting Date upon recommencement.

SECTION 7.03--REQUIRED MINIMUM DISTRIBUTIONS.

(a)	General Rules.

	(1)	Subject to the AUTOMATIC FORMS OF DISTRIBUTION SECTION of Article VI, joint and survivor annuity requirements, the requirements of this article shall apply to any distribution of a Participant's interest and will take precedence over any inconsistent provisions of this Plan.

	(2)	All distributions required under this article shall be determined and made in accordance with the regulations under Code Section 401(a)(9) and the minimum distribution incidental benefit requirement of Code Section 401(a)(9)(G).

(b)	Time and Manner of Distribution.

	(1)	Required Beginning Date. The Participant's entire interest will be distributed, or begin to be distributed, to the Participant no later than the Participant's Required Beginning Date.

	(2)	Death of Participant Before Distributions Begin. If the Participant dies before distributions begin, the Participant's entire interest will be distributed, or begin to be distributed, no later than as follows:


		(i)	If the Participant's surviving spouse is the Participant's sole Designated Beneficiary, distributions to the surviving spouse will begin by December 31 of the calendar year immediately following the calendar year in which the Participant died, or by December 31 of the calendar year in which the Participant would have attained age 70 1/2, if later, except to the extent that an election is made to receive distributions in accordance with the 5-year rule under (e) below. Under the 5-year rule, the Participant's entire interest will be distributed to the Designated Beneficiary by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

		(ii)	If the Participant's surviving spouse is not the Participant's sole Designated Beneficiary, distributions to the Designated Beneficiary will begin by December 31 of the calendar year immediately following the calendar year in which the Participant died, except to the extent that an election is made to receive distributions in accordance with the 5-year rule under (e) below. Under the 5-year rule, the Participant's entire interest will be distributed to the Designated Beneficiary by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

		(iii)	If there is no Designated Beneficiary as of September 30 of the year following the year of the Participant's death, the Participant's entire interest will be distributed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

		(iv)	If the Participant's surviving spouse is the Participant's sole Designated Beneficiary and the surviving spouse dies after the Participant but before distributions to the surviving spouse are required to begin, this (b)(2), other than (b)(2)(i), will apply as if the surviving spouse were the Participant.

For purposes of this (b)(2) and (d) below, unless (b)(2)(iv) above applies, distributions are considered to begin on the Participant's Required Beginning Date. If (b)(2)(iv) above applies, distributions are considered to begin on the date distributions are required to begin to the surviving spouse under (b)(2)(i) above. If distributions under an annuity purchased from an insurance company irrevocably commence to the Participant before the Participant's Required Beginning Date (or to the Participant's surviving spouse before the date distributions are required to begin to the surviving spouse under (b)(2)(i) above), the date distributions are considered to begin is the date distributions actually commence.

	(3)	Forms of Distribution. Unless the Participant's interest is distributed in the form of an annuity purchased from an insurance company or in a single sum on or before the Required Beginning Date, as of the first Distribution Calendar Year distributions will be made in accordance with (c) and (d) below. If the Participant's interest is distributed in the form of an annuity purchased from an insurance company, distributions thereunder will be made in accordance with the requirements of Code Section 401(a)(9) and the regulations thereunder.

(c)	Required Minimum Distributions During Participant's Lifetime.

	(1)	Amount of Required Minimum Distribution For Each Distribution Calendar Year. During the Participant's lifetime, the minimum amount that will be distributed for each Distribution Calendar Year is the lesser of:

		(i)	the quotient obtained by dividing the Participant's Account Balance by the distribution period in the Uniform Lifetime Table set forth in Q&A-2 in section 1.401(a)(9)-9 of the

regulations, using the Participant's age as of the Participant's birthday in the Distribution Calendar Year; or

		(ii)	if the Participant's sole Designated Beneficiary for the Distribution Calendar Year is the Participant's spouse, the quotient obtained by dividing the Participant's Account Balance by the number in the Joint and Last Survivor Table set forth in Q&A-3 in section 1.401(a)(9)-9 of the regulations, using the Participant's and spouse's attained ages as of the Participant's and spouse's birthdays in the Distribution Calendar Year.

	(2)	Lifetime Required Minimum Distributions Continue Through Year of Participant's Death. Required minimum distributions will be determined under this (c) beginning with the first Distribution Calendar Year and continuing up to, and including, the Distribution Calendar Year that includes the Participant's date of death.

(d)	Required Minimum Distributions After Participant's Death.

	(1)	Death On or After Date Distributions Begin.

		(i)	Participant Survived by Designated Beneficiary. If the Participant dies on or after the date distributions begin and there is a Designated Beneficiary, the minimum amount that will be distributed for each Distribution Calendar Year after the year of the Participant's death is the quotient obtained by dividing the Participant's Account Balance by the longer of the remaining Life Expectancy of the Participant or the remaining Life Expectancy of the Participant's Designated Beneficiary, determined as follows:

			A.	The Participant's remaining Life Expectancy is calculated using the age of the Participant in the year of death, reduced by one for each subsequent year.

			B.	If the Participant's surviving spouse is the Participant's sole Designated Beneficiary, the remaining Life Expectancy of the surviving spouse is calculated for each Distribution Calendar Year after the year of the Participant's death using the surviving spouse's age as of the spouse's birthday in that year. For Distribution Calendar Years after the year of the surviving spouse's death, the remaining Life Expectancy of the surviving spouse is calculated using the age of the surviving spouse as of the spouse's birthday in the calendar year of the spouse's death, reduced by one for each subsequent calendar year.

			C.	If the Participant's surviving spouse is not the Participant's sole Designated Beneficiary, the Designated Beneficiary's remaining Life Expectancy is calculated using the age of the Beneficiary in the year following the year of the Participant's death, reduced by one for each subsequent year.

		(ii)	No Designated Beneficiary. If the Participant dies on or after the date distributions begin and there is no Designated Beneficiary as of September 30 of the year after the year of the Participant's death, the minimum amount that will be distributed for each Distribution Calendar Year after the year of the Participant's death is the quotient obtained by dividing the Participant's Account Balance by the Participant's remaining Life Expectancy calculated using the age of the Participant in the year of death, reduced by one for each subsequent year.

	(2)	Death Before Date Distributions Begin.

	(i)	Participant Survived by Designated Beneficiary. If the Participant dies before the date distributions begin and there is a Designated Beneficiary, the minimum amount that will be distributed for each Distribution Calendar Year after the year of the Participant's death is the quotient obtained by dividing the Participant's Account Balance by the remaining Life Expectancy of the Participant's Designated Beneficiary, determined as provided in (d)(1) above, except to the extent that an election is made to receive distributions in accordance with the 5-year rule under (e) below. Under the 5-year rule, the Participant's entire interest will be distributed to the Designated Beneficiary by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

	(ii)	No Designated Beneficiary. If the Participant dies before the date distributions begin and there is no Designated Beneficiary as of September 30 of the year following the year of the Participant's death, distribution of the Participant's entire interest will be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

	(iii)	Death of Surviving Spouse Before Distributions to Surviving Spouse Are Required to Begin. If the Participant dies before the date distributions begin, the Participant's surviving spouse is the Participant's sole Designated Beneficiary, and the surviving spouse dies before distributions are required to begin to the surviving spouse under (b)(2)(i) above, this (d)(2) will apply as if the surviving spouse were the Participant.

(e)	Election of 5-year Rule. Participants or Beneficiaries may elect on an individual basis whether the 5-year rule in (b)(2) and (d)(2) above applies to distributions after the death of a Participant who has a Designated Beneficiary. The election must be made no later than the earlier of September 30 of the calendar year in which the distribution would be required to begin under (b)(2) above if no such election is made, or by September 30 of the calendar year which contains the fifth anniversary of the Participant's (or, if applicable, surviving spouse's) death.

SECTION 7.04--TRANSITION RULES.

        To the extent the Plan was effective before 2003, required minimum distributions were made pursuant to (a) and (b) below:

(a)	2000 and Before. Required minimum distributions for calendar years after 1984 and before 2001 were made in accordance with Code Section 401(a)(9) and the proposed regulations thereunder published in the Federal Register on July 27, 1987 (the 1987 Proposed Regulations).

(b)	2001 and 2002. Required minimum distributions for calendar years 2001 and 2002 were made pursuant to the proposed regulations under Code Section 401(a)(9) published in the Federal Register on January 17, 2001 (the 2001 Proposed Regulations). Distributions were made in 2001 under the 1987 Proposed Regulations prior to June 14, 2001, and the special transition rule in Announcement 2001-82, 2001-2 C.B. 123, applied.


ARTICLE VIII

TERMINATION OF THE PLAN

        The Employer expects to continue the Plan indefinitely but reserves the right to terminate the Plan in whole or in part at any time upon giving written notice to all parties concerned. Complete discontinuance of Contributions constitutes complete termination of the Plan.

        The Account of each Participant shall be 100% vested and nonforfeitable as of the effective date of complete termination of the Plan. The Account of each Participant who is included in the group of Participants deemed to be affected by the partial termination of the Plan shall be 100% vested and nonforfeitable as of the effective date of the partial termination of the Plan. The Participant's Vested Account shall continue to participate in the earnings credited, expenses charged, and any appreciation or depreciation of the Investment Fund until his Vested Account is distributed.

        A Participant's Vested Account that does not result from the Contributions listed below may be distributed to the Participant after the effective date of the complete termination of the Plan:

        Elective Deferral Contributions

A Participant's Vested Account resulting from such Contributions may be distributed upon complete termination of the Plan, but only if neither the Employer nor any Controlled Group member maintain another defined contribution plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7) or 409(a), a simplified employee pension plan as defined in Code Section 408(k), a SIMPLE IRA plan as defined in Code Section 408(p), a plan or contract that satisfies the requirements of Code Section 403(b), or a plan described in Code Section 457(b) or (f)) at any time during the period beginning on the date of complete termination of the Plan and ending 12 months after all assets have been distributed from the Plan. Such distribution is made in a lump sum. A distribution under this article shall be a retirement benefit and shall be distributed to the Participant according to the provisions of Article VI. However, the fixed period and fixed payment installment options shall not be available.

        If a Participant or Beneficiary is receiving payments under the fixed period or fixed payment installment option, the Vested Account shall be paid to such person in a single sum.

        The Participant's entire Vested Account shall be paid in a single sum to the Participant as of the effective date of complete termination of the Plan if (i) the requirements for distribution of Elective Deferral Contributions in the above paragraph are met and (ii) consent of the Participant is not required in the ELECTION PROCEDURES SECTION of Article VI to distribute a benefit that is immediately distributable. This is a small amounts payment. The small amounts payment is in full settlement of all benefits otherwise payable.

        Upon complete termination of the Plan, no more Employees shall become Participants and no more Contributions shall be made.

        The assets of this Plan shall not be paid to the Employer at any time, except that, after the satisfaction of all liabilities under the Plan, any assets remaining may be paid to the Employer. The payment may not be made if it would contravene any provision of law.


ARTICLE IX

ADMINISTRATION OF THE PLAN

SECTION 9.01--ADMINISTRATION.

        Subject to the provisions of this article, the Plan Administrator has complete control of the administration of the Plan. The Plan Administrator has all the powers necessary for it to properly carry out its administrative duties. Not in limitation, but in amplification of the foregoing, the Plan Administrator has complete discretion to construe or interpret the provisions of the Plan, including ambiguous provisions, if any, and to determine all questions that may arise under the Plan, including all questions relating to the eligibility of Employees to participate in the Plan and the amount of benefit to which any Participant, Beneficiary, spouse, or Contingent Annuitant may become entitled. The Plan Administrator's decisions upon all matters within the scope of its authority shall be final.

        Unless otherwise set out in the Plan or Annuity Contract, the Plan Administrator may delegate recordkeeping and other duties which are necessary to assist it with the administration of the Plan to any person or firm which agrees to accept such duties. The Plan Administrator shall be entitled to rely upon all tables, valuations, certificates and reports furnished by the consultant or actuary appointed by the Plan Administrator and upon all opinions given by any counsel selected or approved by the Plan Administrator.

        The Plan Administrator shall receive all claims for benefits by Participants, former Participants, Beneficiaries, spouses, and Contingent Annuitants. The Plan Administrator shall determine all facts necessary to establish the right of any Claimant to benefits and the amount of those benefits under the provisions of the Plan. The Plan Administrator may establish rules and procedures to be followed by Claimants in filing claims for benefits, in furnishing and verifying proofs necessary to determine age, and in any other matters required to administer the Plan.

SECTION 9.02--EXPENSES.

        Expenses of the Plan, to the extent that the Employer does not pay such expenses, may be paid out of the assets of the Plan provided that such payment is consistent with ERISA. Such expenses include, but are not limited to, expenses for bonding required by ERISA; expenses for recordkeeping and other administrative services; fees and expenses of the Trustee or Annuity Contract; expenses for investment education service; and direct costs that the Employer incurs with respect to the Plan. Expenses that relate solely to a specific Participant or Alternate Payee may be assessed against such Participant or Alternate Payee as provided in the service and expense agreement or such other documents duly entered into by or with regard to the Plan that govern such matters.

SECTION 9.03--RECORDS.

        All acts and determinations of the Plan Administrator shall be duly recorded. All these records, together with other documents necessary for the administration of the Plan, shall be preserved in the Plan Administrator's custody.

        Writing (handwriting, typing, printing), photostating, photographing, microfilming, magnetic impulse, mechanical or electrical recording, or other forms of data compilation shall be acceptable means of keeping records.

SECTION 9.04--INFORMATION AVAILABLE.

        Any Participant in the Plan or any Beneficiary may examine copies of the Plan description, latest annual report, any bargaining agreement, this Plan, the Annuity Contract, or any other instrument under which the Plan was established or is operated. The Plan Administrator shall maintain all of the items listed in this section in its office, or in such other place or places as it may designate in order to comply with governmental regulations. These items may be


examined during reasonable business hours. Upon the written request of a Participant or Beneficiary receiving benefits under the Plan, the Plan Administrator shall furnish him with a copy of any of these items. The Plan Administrator may make a reasonable charge to the requesting person for the copy.

SECTION 9.05--CLAIM PROCEDURES.

        A Claimant must submit any necessary forms and needed information when making a claim for benefits under the Plan.

        If a claim for benefits under the Plan is wholly or partially denied, the Plan Administrator shall provide adequate written notice to the Claimant whose claim for benefits under the Plan has been denied. The notice must be furnished within 90 days of the date that the claim is received by the Plan without regard to whether all of the information necessary to make a benefit determination is received. The Claimant shall be notified in writing within this initial 90-day period if special circumstances require an extension of the time needed to process the claim. The notice shall indicate the special circumstances requiring an extension of time and the date by which the Plan Administrator's decision is expected to be rendered. In no event shall such extension exceed a period of 90 days from the end of the initial 90-day period.

        The Plan Administrator's notice to the Claimant shall: (i) specify the reason or reasons for the denial; (ii) reference the specific Plan provisions on which the denial is based; (iii) describe any additional material and information needed for the Claimant to perfect his claim for benefits; (iv) explain why the material and information is needed; and (v) inform the Claimant of the Plan's appeal procedures and the time limits applicable to such procedures, including a statement of the Claimant's right to bring a civil action under ERISA section 502(a) following an adverse benefit determination on appeal.

        Any appeal made by a Claimant must be made in writing to the Plan Administrator within 60 days after receipt of the Plan Administrator's notice of denial of benefits. If the Claimant appeals to the Plan Administrator, the Claimant may submit written comments, documents, records, and other information relating to the claim for benefits. The Claimant shall be provided, upon request and free of charge, reasonable access to, and copies of, all documents, records, and other information relevant to the Claimant's claim for benefits. The Plan Administrator shall review the claim taking into account all comments, documents, records, and other information submitted by the Claimant relating to the claim, without regard to whether such information was submitted or considered in the initial benefit determination.

        The Plan Administrator shall provide adequate written notice to the Claimant of the Plan's benefit determination on review. The notice must be furnished within 60 days of the date that the request for review is received by the Plan without regard to whether all of the information necessary to make a benefit determination on review is received. The Claimant shall be notified in writing within this initial 60-day period if special circumstances require an extension of the time needed to process the claim. The notice shall indicate the special circumstances requiring an extension of time and the date by which the Plan Administrator expects to render the determination on review. In no event shall such extension exceed a period of 60 days from the end of the initial 60-day period.

        In the event the benefit determination is being made by a committee or board of trustees that hold regularly scheduled meetings at least quarterly, the above paragraph shall not apply. The benefit determination must be made by the date of the meeting of the committee or board that immediately follows the Plan's receipt of a request for review, unless the request for review is filed within 30 days preceding the date of such meeting. In such case, the benefit determination must be made by the date of the second meeting following the Plan's receipt of the request for review. The date of the receipt of the request for review shall be determined without regard to whether all of the information necessary to make a benefit determination on review is received. The Claimant shall be notified in writing within this initial period if special circumstances require an extension of the time needed to process the claim. The notice shall indicate the special circumstances requiring an extension of time and the date by which the committee or


board expects to render the determination on review. In no event shall such benefit determination be made later than the third meeting of the committee or board following the Plan's receipt of the request for review. The Plan Administrator shall provide adequate written notice to the Claimant of the Plan's benefit determination on review as soon as possible, but not later than five days after the benefit determination is made.

        If the claim for benefits is wholly or partially denied on review, the Plan Administrator's notice to the Claimant shall: (i) specify the reason or reasons for the denial; (ii) reference the specific Plan provisions on which the denial is based; (iii) include a statement that the Claimant is entitled to receive, upon request and free of charge, reasonable access to, and copies of, all documents, records, and other information relevant to the Claimant's claim for benefits; and (iv) include a statement of the Claimant's right to bring a civil action under ERISA section 502(a).

        A Claimant may authorize a representative to act on the Claimant's behalf with respect to a benefit claim or appeal of an adverse benefit determination. Such authorization shall be made by completion of a form furnished for that purpose. In the absence of any contrary direction from the Claimant, all information and notifications to which the Claimant is entitled shall be directed to the authorized representative.

        The Plan Administrator shall perform periodic examinations, reviews, or audits of benefit claims to determine whether claims determinations are made in accordance with the governing Plan documents and, where appropriate, Plan provisions have been consistently applied with respect to similarly situated Claimants.

SECTION 9.06--DELEGATION OF AUTHORITY.

        All or any part of the administrative duties and responsibilities under this article may be delegated by the Plan Administrator to a retirement committee. The duties and responsibilities of the retirement committee shall be set out in a separate written agreement.

SECTION 9.07--EXERCISE OF DISCRETIONARY AUTHORITY.

        The Employer, Plan Administrator, and any other person or entity who has authority with respect to the management, administration, or investment of the Plan may exercise that authority in its/his full discretion, subject only to the duties imposed under ERISA. This discretionary authority includes, but is not limited to, the authority to make any and all factual determinations and interpret all terms and provisions of the Plan documents relevant to the issue under consideration. The exercise of authority will be binding upon all persons; will be given deference in all courts of law to the greatest extent allowed under law; and will not be overturned or set aside by any court of law unless found to be arbitrary and capricious or made in bad faith.

SECTION 9.08--TRANSACTION PROCESSING.

        Transactions (including, but not limited to, investment directions, trades, loans, and distributions) shall be processed as soon as administratively practicable after proper directions are received from the Participant or other parties. No guarantee is made by the Plan, Plan Administrator, Trustee, Insurer, or Employer that such transactions will be processed on a daily or other basis, and no guarantee is made in any respect regarding the processing time of such transactions.

        Notwithstanding any other provision of the Plan, the Employer, the Plan Administrator, or the Trustee reserves the right to not value an investment option on any given Valuation Date for any reason deemed appropriate by the Employer, the Plan Administrator, or the Trustee.

        Administrative practicality will be determined by legitimate business factors (including, but not limited to, failure of systems or computer programs, failure of the means of the transmission of data, force majeure, the failure of a service provider to timely receive values or prices, and correction for errors or omissions or the errors or omissions of


any service provider) and in no event will be deemed to be less than 14 days. The processing date of a transaction shall be binding for all purposes of the Plan and considered the applicable Valuation Date for any transaction.

SECTION 9.09--VOTING AND TENDER OF QUALIFYING EMPLOYER SECURITIES.

        Voting rights with respect to Qualifying Employer Securities will be passed through to Participants. Participants will be allowed to direct the voting rights of Qualifying Employer Securities for any matter put to the vote of shareholders. Before each meeting of shareholders, the Employer shall cause to be sent to each person with power to control such voting rights a copy of any notice and any other information provided to shareholders and, if applicable, a form for instructing the Trustee how to vote at such meeting (or any adjournment thereof) the number of full and fractional shares subject to such person's voting control. The Trustee may establish a deadline in advance of the meeting by which such forms must be received in order to be effective.

        Each Participant shall be entitled to one vote for each share credited to his Account.

        If some or all of the Participants have not directed or have not timely directed the Trustee on how to vote, then the Trustee shall vote such Qualifying Employer Securities in the same proportion as those shares of Qualifying Employer Securities for which the Trustee has received proper direction for such matter.

        Tender rights or exchange offers for Qualifying Employer Securities will be passed through to Participants. As soon as practicable after the commencement of a tender or exchange offer for Qualifying Employer Securities, the Employer shall cause each person with power to control the response to such tender or exchange offer to be advised in writing the terms of the offer and, if applicable, to be provided with a form for instructing the Trustee, or for revoking such instruction, to tender or exchange shares of Qualifying Employer Securities, to the extent permitted under the terms of such offer. In advising such persons of the terms of the offer, the Employer may include statements from the board of directors setting forth its position with respect to the offer.

        If some or all of the Participants have not directed or have not timely directed the Trustee on how to tender, then the Trustee shall tender such Qualifying Employer Securities in the same proportion as those shares of Qualifying Employer Securities for which the Trustee has received proper direction for such matter.

        If the tender or exchange offer is limited so that all of the shares that the Trustee has been directed to tender or exchange cannot be sold or exchanged, the shares that each Participant directed to be tendered or exchanged shall be deemed to have been sold or exchanged in the same ratio that the number of shares actually sold or exchanged bears to the total number of shares that the Trustee was directed to tender or exchange.


ARTICLE X

GENERAL PROVISIONS

SECTION 10.01--AMENDMENTS.

        The Employer may amend this Plan at any time, including any remedial retroactive changes (within the time specified by Internal Revenue Service regulations), to comply with any law or regulation issued by any governmental agency to which the Plan is subject.

        An amendment may not allow reversion or diversion of Plan assets to the Employer at any time, except as may be required to comply with any law or regulation issued by any governmental agency to which the Plan is subject.

        An amendment may not eliminate or reduce a section 411(d)(6) protected benefit, as defined in Q&A-1 in section 1.411(d)-4 of the regulations, that has already accrued, except as provided in 1.411(d)-3 or 1.411(d)-4 of the regulations. This is generally the case even if such elimination or reduction is contingent upon the Employee's consent. However, the Plan may be amended to eliminate or reduce section 411(d)(6) protected benefits with respect to benefits not yet accrued as of the later of the amendment's adoption date or the effective date without violating Code Section 411(d)(6). Notwithstanding the preceding provisions, a Participant's Account may be reduced to the extent permitted under Code Section 412(c)(8).

        If, as a result of an amendment, an Employer Contribution is removed that is not 100% immediately vested when made, the applicable vesting schedule shall remain in effect after the date of such amendment. The Participant shall not become immediately 100% vested in such Contributions as a result of the elimination of such Contribution except as otherwise specifically provided in the Plan.

        An amendment shall not decrease a Participant's vested interest in the Plan. If an amendment to the Plan, or a deemed amendment in the case of a change in top-heavy status of the Plan as provided in the MODIFICATION OF VESTING REQUIREMENTS SECTION of Article XI, changes the computation of the percentage used to determine that portion of a Participant's Account attributable to Employer Contributions which is nonforfeitable (whether directly or indirectly), in the case of an Employee who is a Participant as of the later of the date such amendment or change is adopted or the date it becomes effective, the nonforfeitable percentage (determined as of such date) of such Employee's right to his Account attributable to Employer Contributions shall not be less than his percentage computed under the Plan without regard to such amendment or change. Furthermore, each Participant or former Participant

(a)	who has completed at least three Years of Service on the date the election period described below ends (five Years of Service if the Participant does not have at least one Hour of Service in a Plan Year beginning after December 31, 1988) and

(b)	whose nonforfeitable percentage will be determined on any date after the date of the change may elect, during the election period, to have the nonforfeitable percentage of his Account that results from Employer Contributions determined without regard to the amendment. This election may not be revoked. If after the Plan is changed, the Participant's nonforfeitable percentage will at all times be as great as it would have been if the change had not been made, no election needs to be provided. The election period shall begin no later than the date the Plan amendment is adopted, or deemed adopted in the case of a change in the top-heavy status of the Plan, and end no earlier than the 60th day after the latest of the date the amendment is adopted (deemed adopted) or becomes effective, or the date the Participant is issued written notice of the amendment (deemed amendment) by the Employer or the Plan Administrator.


        For an amendment adopted after August 9, 2006, with respect to a Participant's Account attributable to Employer Contributions accrued as of the later of the adoption or effective date of the amendment and earnings, the vested percentage of the Participant will be the greater of the vested percentage under the old vesting schedule or the vested percentage under the new vesting schedule.

SECTION 10.02--DIRECT ROLLOVERS.

        Notwithstanding any provision of the Plan to the contrary that would otherwise limit a Distributee's election under this section, a Distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an Eligible Rollover Distribution paid directly to an Eligible Retirement Plan specified by the Distributee in a Direct Rollover.

        In the event of a mandatory distribution of an Eligible Rollover Distribution greater than $1,000 in accordance with the SMALL AMOUNTS SECTION of this article (or which is a small amounts payment under Article VIII at complete termination of the Plan), if the Participant does not elect to have such distribution paid directly to an Eligible Retirement Plan specified by the Participant in a Direct Rollover or to receive the distribution directly, the Plan Administrator will pay the distribution in a Direct Rollover to an individual retirement plan designated by the Plan Administrator.

        In the event of any other Eligible Rollover Distribution to a Distributee in accordance with the SMALL AMOUNTS SECTION of this article (or which is a small amounts payment under Article VIII at complete termination of the Plan), if the Distributee does not elect to have such distribution paid directly to an Eligible Retirement Plan specified by the Distributee in a Direct Rollover or to receive the distribution directly, the Plan Administrator will pay the distribution to the Distributee.

        A mandatory distribution is a distribution to a Participant that is made without the Participant's consent and is made to the Participant before he attains the older of age 62 or his Normal Retirement Age.

SECTION 10.03--MERGERS AND DIRECT TRANSFERS.

        The Plan may not be merged or consolidated with, nor have its assets or liabilities transferred to, any other retirement plan, unless each Participant in this Plan would (if that plan then terminated) receive a benefit immediately after the merger, consolidation, or transfer that is equal to or greater than the benefit the Participant would have been entitled to receive immediately before the merger, consolidation, or transfer (if this Plan had then terminated). The Employer may enter into merger agreements or direct transfer of assets agreements with the employers under other retirement plans which are qualifiable under Code Section 401(a), including an elective transfer, and may accept the direct transfer of plan assets, or may transfer plan assets, as a party to any such agreement. The Employer shall not consent to, or be a party to a merger, consolidation, or transfer of assets with a defined benefit plan if such action would result in a defined benefit feature being maintained under this Plan. The Employer will not transfer any amounts attributable to elective deferral contributions, qualified matching contributions, and qualified nonelective contributions unless the transferee plan provides that the limitations of section 1.401(k)-1(d) of the regulations shall apply to such amounts (including post-transfer earnings thereon), unless the amounts could have been distributed at the time of the transfer (other than for hardship), and the transfer is an elective transfer described in Q&A-3(b)(1) in section 1.411(d)-4 of the regulations.

        Notwithstanding any provision of the Plan to the contrary, to the extent any optional form of benefit under the Plan permits a distribution prior to the Employee's retirement, death, disability, or Severance from Employment, and prior to plan termination, the optional form of benefit is not available with respect to benefits attributable to assets (including the post-transfer earnings thereon) and liabilities that are transferred, within the meaning of Code Section 414(l), to this Plan from a money purchase pension plan qualified under Code Section 401(a) (other than any portion


of those assets and liabilities attributable to voluntary employee contributions). The limitations of section 1.401(k)-1(d) of the regulations applicable to elective deferral contributions, qualified matching contributions, and qualified nonelective contributions shall continue to apply to any amounts attributable to such contributions (including post-transfer earnings thereon) transferred to this Plan, unless the amounts could have been distributed at the time of the transfer (other than for hardship), and the transfer is an elective transfer described in Q&A-3(b)(1) in section 1.411(d)-4 of the regulations.

        The Plan may accept a direct transfer of plan assets on behalf of an Eligible Employee. If the Eligible Employee is not an Active Participant when the transfer is made, the Eligible Employee shall be deemed to be an Active Participant only for the purpose of investment and distribution of the transferred assets. Employer Contributions shall not be made for or allocated to the Eligible Employee, until the time he meets all of the requirements to become an Active Participant.

        The Plan shall hold, administer, and distribute the transferred assets as a part of the Plan. The Plan shall maintain a separate account for the benefit of the Employee on whose behalf the Plan accepted the transfer in order to reflect the value of the transferred assets.

        A Participant's section 411(d)(6) protected benefits, as defined in Q&A-1 in section 1.411(d)-4 of the regulations, may not be eliminated by reason of transfer or any transaction amending a plan or plans to transfer benefits except as provided below.

        A Participant's section 411(d)(6) protected benefits may be eliminated or reduced upon transfer between qualified defined contribution plans if the conditions in Q&A-3(b)(1) in section 1.411(d)-4 of the regulations are met. The transfer must meet all of the other applicable qualification requirements.

        A Participant's section 411(d)(6) protected benefits may be eliminated or reduced if a transfer is an elective transfer of certain distributable benefits between qualified plans (both defined benefit and defined contribution) and the conditions in Q&A-3(c)(1) in section 1.411(d)-4 of the regulations are met. The rules applicable to distributions under the plan would apply to the transfer, but the transfer would not be treated as a distribution for purposes of the minimum distribution requirements of Code Section 401(a)(9). Beginning January 1, 2002, if the Participant is eligible to receive an immediate distribution of his entire nonforfeitable accrued benefit in a single sum distribution that would consist entirely of an eligible rollover distribution under Code Section 401(a)(31), such transfer will be accomplished as a direct rollover under Code Section 401(a)(31).

SECTION 10.04--PROVISIONS RELATING TO THE INSURER AND OTHER PARTIES.

        The obligations of an Insurer shall be governed solely by the provisions of the Annuity Contract. The Insurer shall not be required to perform any act not provided in or contrary to the provisions of the Annuity Contract. Each Annuity Contract when purchased shall comply with the Plan. See the CONSTRUCTION SECTION of this article.

        Any issuer or distributor of investment contracts or securities is governed solely by the terms of its policies, written investment contract, prospectuses, security instruments, and any other written agreements entered into with the Trustee with regard to such investment contracts or securities.

        Such Insurer, issuer or distributor is not a party to the Plan, nor bound in any way by the Plan provisions. Such parties shall not be required to look to the terms of this Plan, nor to determine whether the Employer, the Plan Administrator, the Trustee, or the Named Fiduciary have the authority to act in any particular manner or to make any contract or agreement.

        Until notice of any amendment or termination of this Plan or a change in Trustee has been received by the Insurer at its home office or an issuer or distributor at their principal address, they are and shall be fully protected in


assuming that the Plan has not been amended or terminated and in dealing with any party acting as Trustee according to the latest information which they have received at their home office or principal address.

SECTION 10.05--EMPLOYMENT STATUS.

        Nothing contained in this Plan gives an Employee the right to be retained in the Employer's employ or to interfere with the Employer's right to discharge any Employee.

SECTION 10.06--RIGHTS TO PLAN ASSETS.

        An Employee shall not have any right to or interest in any assets of the Plan upon termination of employment or otherwise except as specifically provided under this Plan, and then only to the extent of the benefits payable to such Employee according to the Plan provisions.

        Any final payment or distribution to a Participant or his legal representative or to any Beneficiaries, spouse, or Contingent Annuitant of such Participant under the Plan provisions shall be in full satisfaction of all claims against the Plan, the Named Fiduciary, the Plan Administrator, the Insurer, the Trustee, and the Employer arising under or by virtue of the Plan.

SECTION 10.07--BENEFICIARY.

        Each Participant may name a Beneficiary to receive any death benefit (other than any income payable to a Contingent Annuitant) that may arise out of his participation in the Plan. The Participant may change his Beneficiary from time to time. Unless a qualified election has been made, for purposes of distributing any death benefits before the Participant's Retirement Date, the Beneficiary of a Participant who has a spouse who is entitled to a Qualified Preretirement Survivor Annuity shall be the Participant's spouse. The Participant's Beneficiary designation and any change of Beneficiary shall be subject to the provisions of the ELECTION PROCEDURES SECTION of Article VI.

        It is the responsibility of the Participant to give written notice to the Plan Administrator of the name of the Beneficiary on a form furnished for that purpose. The Plan Administrator shall maintain records of Beneficiary designations for Participants before their Retirement Dates. However, the Plan Administrator may delegate to another party the responsibility of maintaining records of Beneficiary designations. In that event, the written designations made by Participants shall be filed with such other party. If a party other than the Insurer maintains the records of Beneficiary designations and a Participant dies before his Retirement Date, such other party shall certify to the Insurer the Beneficiary designation on its records for the Participant.

        If there is no Beneficiary named or surviving when a Participant dies, the Participant's Beneficiary shall be the Participant's surviving spouse, or where there is no surviving spouse, the executor or administrator of the Participant's estate.

SECTION 10.08--NONALIENATION OF BENEFITS.

        Benefits payable under the Plan are not subject to the claims of any creditor of any Participant, Beneficiary, spouse, or Contingent Annuitant. A Participant, Beneficiary, spouse, or Contingent Annuitant does not have any rights to alienate, anticipate, commute, pledge, encumber, or assign such benefits, except in the case of a loan as provided in the LOANS TO PARTICIPANTS SECTION of Article V. The preceding sentences shall also apply to the creation, assignment, or recognition of a right to any benefit payable with respect to a Participant according to a domestic relations order, unless such order is determined by the Plan Administrator to be a qualified domestic relations order, as defined in Code Section 414(p), or any domestic relations order entered before January 1, 1985. The preceding sentences shall not apply to any offset of a Participant's benefits provided under the Plan against an


amount the Participant is required to pay the Plan with respect to a judgment, order, or decree issued, or a settlement entered into, on or after August 5, 1997, which meets the requirements of Code Sections 401(a)(13)(C) or (D).

SECTION 10.09--CONSTRUCTION.

        The validity of the Plan or any of its provisions is determined under and construed according to Federal law and, to the extent permissible, according to the laws of the state in which the Employer has its principal office. In case any provision of this Plan is held illegal or invalid for any reason, such determination shall not affect the remaining provisions of this Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had never been included.

        In the event of any conflict between the provisions of the Plan and the terms of any Annuity Contract issued hereunder, the provisions of the Plan control.

SECTION 10.10--LEGAL ACTIONS.

        No person employed by the Employer; no Participant, former Participant, or their Beneficiaries; nor any other person having or claiming to have an interest in the Plan is entitled to any notice of process. A final judgment entered in any such action or proceeding shall be binding and conclusive on all persons having or claiming to have an interest in the Plan.

SECTION 10.11--SMALL AMOUNTS.

        If consent of the Participant is not required for a benefit that is immediately distributable in the ELECTION PROCEDURES SECTION of Article VI, a Participant's entire Vested Account shall be paid in a single sum as of the earliest of his Retirement Date, the date he dies, or the date he has a Severance from Employment for any other reason (the date the Employer provides notice to the record keeper of the Plan of such event, if later). For purposes of this section, if the Participant's Vested Account is zero, the Participant shall be deemed to have received a distribution of such Vested Account. If a Participant would have received a distribution under the first sentence of this paragraph but for the fact that the Participant's consent was needed to distribute a benefit which is immediately distributable, and if at a later time consent would not be needed to distribute a benefit that is immediately distributable and such Participant has not again become an Employee, such Vested Account shall be paid in a single sum. This is a small amounts payment.

        If a small amounts payment is made as of the date the Participant dies, the small amounts payment shall be made to the Participant's Beneficiary (spouse if the death benefit is payable to the spouse). If a small amounts payment is made while the Participant is living, the small amounts payment shall be made to the Participant. The small amounts payment is in full settlement of all benefits otherwise payable.

        No other small amounts payments shall be made.

SECTION 10.12--WORD USAGE.

        The masculine gender, where used in this Plan, shall include the feminine gender and the singular words, where used in this Plan, shall include the plural, unless the context indicates otherwise.

        The words "in writing" and "written," where used in this Plan, shall include any other forms, such as voice response or other electronic system, as permitted by any governmental agency to which the Plan is subject.

SECTION 10.13--CHANGE IN SERVICE METHOD.

(a)	Change of Service Method Under This Plan. If this Plan is amended to change the method of crediting service from the elapsed time method to the hours method for any purpose under this Plan, the Employee's service shall be equal to the sum of (1), (2), and (3) below:

	(1)	The number of whole years of service credited to the Employee under the Plan as of the date the change is effective.

	(2)	One year of service for the computation period in which the change is effective if he is credited with the required number of Hours of Service. For that portion of the computation period ending on the date of the change (for the first day of the computation period if the change is made on the first day of the computation period), the Employee will be credited with the greater of (i) his actual Hours of Service or (ii) the number of Hours of Service that is equivalent to the fractional part of a year of elapsed time service credited as of the date of the change, if any. In determining the equivalent Hours of Service, the Employee shall be credited with 190 Hours of Service for each month and any fractional part of a month in such fractional part of a year. The number of months and any fractional part of a month shall be determined by multiplying the fractional part of a year, expressed as a decimal, by 12. For the remaining portion of the computation period (the period beginning on the second day of the computation period and ending on the last day of the computation period if the change is made on the first day of the computation period), the Employee will be credited with his actual Hours of Service.

	(3)	The Employee's service determined under this Plan using the hours method after the end of the computation period in which the change in service method was effective.

If this Plan is amended to change the method of crediting service from the hours method to the elapsed time method for any purpose under this Plan, the Employee's service shall be equal to the sum of (4), (5), and (6) below:

	(4)	The number of whole years of service credited to the Employee under the Plan as of the beginning of the computation period in which the change in service method is effective.

	(5)	The greater of (i) the service that would be credited to the Employee for that entire computation period using the elapsed time method or (ii) the service credited to him under the Plan as of the date the change is effective.

	(6)	The Employee's service determined under this Plan using the elapsed time method after the end of the applicable computation period in which the change in service method was effective.

(b)	Transfers Between Plans with Different Service Methods. If an Employee has been a participant in another plan of the Employer that credited service under the elapsed time method for any purpose that under this Plan is determined using the hours method, then the Employee's service shall be equal to the sum of (1), (2), and (3) below:

	(1)	The number of whole years of service credited to the Employee under the other plan as of the date he became an Eligible Employee under this Plan.

	(2)	One year of service for the applicable computation period in which he became an Eligible Employee if he is credited with the required number of Hours of Service. For that portion of such computation period ending on the date he became an Eligible Employee (for the first day of such computation period if he became an Eligible Employee on the first day of such computation


period), the Employee will be credited with the greater of (i) his actual Hours of Service or (ii) the number of Hours of Service that is equivalent to the fractional part of a year of elapsed time service credited as of the date he became an Eligible Employee, if any. In determining the equivalent Hours of Service, the Employee shall be credited with 190 Hours of Service for each month and any fractional part of a month in such fractional part of a year. The number of months and any fractional part of a month shall be determined by multiplying the fractional part of a year, expressed as a decimal, by 12. For the remaining portion of such computation period (the period beginning on the second day of such computation period and ending on the last day of such computation period if he became an Eligible Employee on the first day of such computation period), the Employee will be credited with his actual Hours of Service.

(3)	The Employee's service determined under this Plan using the hours method after the end of the computation period in which he became an Eligible Employee.

If an Employee has been a participant in another plan of the Employer that credited service under the hours method for any purpose that under this Plan is determined using the elapsed time method, then the Employee's service shall be equal to the sum of (4), (5), and (6) below:

(4)	The number of whole years of service credited to the Employee under the other plan as of the beginning of the computation period under that plan in which he became an Eligible Employee under this Plan.

(5)	The greater of (i) the service that would be credited to the Employee for that entire computation period using the elapsed time method or (ii) the service credited to him under the other plan as of the date he became an Eligible Employee under this Plan.

(6)	The Employee's service determined under this Plan using the elapsed time method after the end of the applicable computation period under the other plan in which he became an Eligible Employee.

        If an Employee has been a participant in a Controlled Group member's plan that credited service under a different method than is used in this Plan, in order to determine entry and vesting, the provisions in (b) above shall apply as though the Controlled Group member's plan was a plan of the Employer.

        Any modification of service contained in this Plan shall be applicable to the service determined pursuant to this section.

SECTION 10.14--MILITARY SERVICE.

        Notwithstanding any provision of this Plan to the contrary, the Plan shall provide contributions, benefits, and service credit with respect to qualified military service in accordance with Code Section 414(u). Loan repayments shall be suspended under this Plan as permitted under Code Section 414(u).


ARTICLE XI

TOP-HEAVY PLAN REQUIREMENTS

SECTION 11.01--APPLICATION.

        The provisions of this article shall supersede all other provisions in the Plan to the contrary. The provisions of this article shall apply for purposes of determining whether the Plan is a Top-heavy Plan for Plan Years beginning after December 31, 2001, and whether the Plan satisfies the minimum benefit requirements of Code Section 416(c) for such years.

        For the purpose of applying the Top-heavy Plan requirements of this article, all members of the Controlled Group shall be treated as one Employer. The term Employer, as used in this article, shall be deemed to include all members of the Controlled Group, unless the term as used clearly indicates only the Employer is meant.

        The accrued benefit or account of a participant that results from deductible employee contributions shall not be included for any purpose under this article.

        The minimum vesting and contribution provisions of the MODIFICATION OF VESTING REQUIREMENTS and MODIFICATION OF CONTRIBUTIONS SECTIONS of this article shall not apply to any Employee who is included in a group of Employees covered by a collective bargaining agreement which the Secretary of Labor finds to be a collective bargaining agreement between employee representatives and one or more employers, including the Employer, if there is evidence that retirement benefits were the subject of good faith bargaining between such representatives. For this purpose, the term "employee representatives" does not include any organization more than half of whose members are employees who are owners, officers, or executives.

SECTION 11.02--DEFINITIONS.

For purposes of this article the following terms are defined:

Aggregation Group means:

(a) each of the Employer's qualified plans in which a Key Employee is a participant during the Plan Year containing the Determination Date (regardless of whether the plans have terminated) or one of the four preceding Plan Years,

(b) each of the Employer's other qualified plans which allows the plan(s) described in (a) above to meet the nondiscrimination requirement of Code Section 401(a)(4) or the minimum coverage requirement of Code Section 410, and

(c) any of the Employer's other qualified plans not included in (a) or (b) above which the Employer desires to include as part of the Aggregation Group. Such a qualified plan shall be included only if the Aggregation Group would continue to satisfy the requirements of Code Sections 401(a)(4) and 410.

The plans in (a) and (b) above constitute the "required" Aggregation Group. The plans in (a), (b), and (c) above constitute the "permissive" Aggregation Group.

Compensation means compensation as defined in the CONTRIBUTION LIMITATION SECTION of Article III.


Determination Date means as to any plan, for any plan year subsequent to the first plan year, the last day of the preceding plan year. For the first plan year of the plan, the Determination Date is the last day of that year.

Key Employee means any Employee or former Employee (including any deceased Employee) who at any time during the Plan Year that includes the Determination Date is:

(a)	an officer of the Employer having Compensation for the Plan Year greater than $130,000 (as adjusted under Code Section 416(i)(1) for Plan Years beginning after December 31, 2002),

(b)	a 5-percent owner of the Employer, or

(c)	a 1-percent owner of the Employer having Compensation for the Plan Year of more than $150,000.

The determination of who is a Key Employee shall be made according to Code Section 416(i)(1) and the applicable regulations and other guidance of general applicability issued thereunder.

Nonkey Employee means any Employee who is not a Key Employee.

Top-heavy Plan means a plan that is top-heavy for any plan year. This Plan shall be top-heavy if any of the following conditions exist:

(a)	The Top-heavy Ratio for this Plan exceeds 60 percent and this Plan is not part of any required Aggregation Group or permissive Aggregation Group.

(b)	This Plan is a part of a required Aggregation Group, but not part of a permissive Aggregation Group, and the Top-heavy Ratio for the required Aggregation Group exceeds 60 percent.

(c)	This Plan is a part of a required Aggregation Group and part of a permissive Aggregation Group and the Top-heavy Ratio for the permissive Aggregation Group exceeds 60 percent.

Top-heavy Ratio means:

(a)	If the Employer maintains one or more defined contribution plans (including any simplified employee pension plan) and the Employer has not maintained any defined benefit plan which during the five-year period ending on the Determination Date(s) has or has had accrued benefits, the Top-heavy Ratio for this Plan alone or for the required or permissive Aggregation Group, as appropriate, is a fraction, the numerator of which is the sum of the account balances of all Key Employees as of the Determination Date(s) (including any part of any account balance distributed in the one-year period ending on the Determination Date(s) and distributions under a terminated plan which if it had not been terminated would have been required to be included in the Aggregation Group), and the denominator of which is the sum of all account balances (including any part of any account balance distributed in the one-year period ending on the Determination Date(s) and distributions under a terminated plan which if it had not been terminated would have been required to be included in the Aggregation Group), both computed in accordance with Code Section 416 and the regulations thereunder. In the case of a distribution made for a reason other than Severance from Employment, death, or disability, this provision shall be applied by substituting "five-year period" for "one-year period." Both the numerator and denominator of the Top-heavy Ratio are increased to reflect any contribution not actually made as of the Determination Date, but which is required to be taken into account on that date under Code Section 416 and the regulations thereunder.


(b)	If the Employer maintains one or more defined contribution plans (including any simplified employee pension plan) and the Employer maintains or has maintained one or more defined benefit plans which during the five-year period ending on the Determination Date(s) has or has had accrued benefits, the Top-heavy Ratio for any required or permissive Aggregation Group, as appropriate, is a fraction, the numerator of which is the sum of the account balances under the aggregated defined contribution plan or plans of all Key Employees determined in accordance with (a) above, and the present value of accrued benefits under the aggregated defined benefit plan or plans for all Key Employees as of the Determination Date(s), and the denominator of which is the sum of the account balances under the aggregated defined contribution plan or plans for all participants, determined in accordance with (a) above, and the present value of accrued benefits under the defined benefit plan or plans for all participants as of the Determination Date(s), all determined in accordance with Code Section 416 and the regulations thereunder. The accrued benefits under a defined benefit plan in both the numerator and denominator of the Top-heavy Ratio are increased for any distribution of an accrued benefit made in the one-year period ending on the Determination Date (and distributions under a terminated plan which if it had not been terminated would have been required to be included in the Aggregation Group). In the case of a distribution made for a reason other than Severance from Employment, death, or disability, this provision shall be applied by substituting "five-year period" for "one-year period."

(c)	For purposes of (a) and (b) above, the value of account balances and the present value of accrued benefits will be determined as of the most recent Valuation Date that falls within or ends with the 12-month period ending on the Determination Date, except as provided in Code Section 416 and the regulations thereunder for the first and second plan years of a defined benefit plan. The account balances and accrued benefits of a participant (i) who is not a Key Employee but who was a Key Employee in a prior year or (ii) who has not been credited with at least one hour of service with any employer maintaining the plan at any time during the one-year period ending on the Determination Date will be disregarded. The calculation of the Top-heavy Ratio and the extent to which distributions, rollovers, and transfers are taken into account will be made in accordance with Code Section 416 and the regulations thereunder. Deductible employee contributions will not be taken into account for purposes of computing the Top-heavy Ratio. When aggregating plans, the value of account balances and accrued benefits will be calculated with reference to the Determination Dates that fall within the same calendar year.

The accrued benefit of a participant other than a Key Employee shall be determined under (i) the method, if any, that uniformly applies for accrual purposes under all defined benefit plans maintained by the Employer, or (ii) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of Code Section 411(b)(1)(C).

SECTION 11.03--MODIFICATION OF VESTING REQUIREMENTS.

        If a Participant's Vesting Percentage determined under Article I is not at least as great as his Vesting Percentage would be if it were determined under a schedule permitted in Code Section 416, the following shall apply. During any Plan Year in which the Plan is a Top-heavy Plan, the Participant's Vesting Percentage shall be the greater of the Vesting Percentage determined under Article I or the schedule below.

                                    VESTING SERVICE                    NONFORFEITABLE
                                         (whole years)                             PERCENTAGE

                                          Less than 2                                       0
                                                  2                                               20
                                                  3                                               40
                                                  4                                               60

                                                  5                                               80
                                            6 or more                                       100

        The schedule above shall not apply to Participants who are not credited with an Hour of Service after the Plan first becomes a Top-heavy Plan. The Vesting Percentage determined above applies to the portion of the Participant's Account that is multiplied by a Vesting Percentage to determine his Vested Account, including benefits accrued before the effective date of Code Section 416 and benefits accrued before this Plan became a Top-heavy Plan.

        If, in a later Plan Year, this Plan is not a Top-heavy Plan, a Participant's Vesting Percentage shall be determined under Article I. A Participant's Vesting Percentage determined under either Article I or the schedule above shall never be reduced and the election procedures of the AMENDMENTS SECTION of Article X shall apply when changing to or from the schedule as though the automatic change were the result of an amendment.

        The part of the Participant's Vested Account resulting from the minimum contributions required pursuant to the MODIFICATION OF CONTRIBUTIONS SECTION of this article (to the extent required to be nonforfeitable under Code Section 416(b)) may not be forfeited under Code Section 411(a)(3)(B) or (D).

SECTION 11.04--MODIFICATION OF CONTRIBUTIONS.

        During any Plan Year in which this Plan is a Top-heavy Plan, the Employer shall make a minimum contribution as of the last day of the Plan Year for each Nonkey Employee who is an Employee on the last day of the Plan Year and who was an Active Participant at any time during the Plan Year. A Nonkey Employee is not required to have a minimum number of Hours of Service or minimum amount of Compensation in order to be entitled to this minimum. A Nonkey Employee who fails to be an Active Participant merely because his Compensation is less than a stated amount or merely because of a failure to make mandatory participant contributions or, in the case of a cash or deferred arrangement, elective contributions shall be treated as if he were an Active Participant. The minimum is the lesser of (a) or (b) below:

(a)	3 percent of such person's Compensation for such Plan Year.

(b)	The "highest percentage" of Compensation for such Plan Year at which the Employer's Contributions are made for or allocated to any Key Employee. The highest percentage shall be determined by dividing the Employer Contributions made for or allocated to each Key Employee during the Plan Year by the amount of his Compensation for such Plan Year, and selecting the greatest quotient (expressed as a percentage). To determine the highest percentage, all of the Employer's defined contribution plans within the Aggregation Group shall be treated as one plan. The minimum shall be the amount in (a) above if this Plan and a defined benefit plan of the Employer are required to be included in the Aggregation Group and this Plan enables the defined benefit plan to meet the requirements of Code Section 401(a)(4) or 410.

        For purposes of (a) and (b) above, Compensation shall be limited by Code Section 401(a)(17).

        If the Employer's contributions and allocations otherwise required under the defined contribution plan(s) are at least equal to the minimum above, no additional contribution shall be required. If the Employer's total contributions and allocations are less than the minimum above, the Employer shall contribute the difference for the Plan Year.

        The minimum contribution applies to all of the Employer's defined contribution plans in the aggregate which are Top-heavy Plans. A minimum contribution under a profit sharing plan shall be made without regard to whether or not the Employer has profits.


        If a person who is otherwise entitled to a minimum contribution above is also covered under another defined contribution plan of the Employer's which is a Top-heavy Plan during that same Plan Year, any additional contribution required to meet the minimum above shall be provided in this Plan.

        If a person who is otherwise entitled to a minimum contribution above is also covered under a defined benefit plan of the Employer's that is a Top-heavy Plan during that same Plan Year, the minimum benefits for him shall not be duplicated. The defined benefit plan shall provide an annual benefit for him on, or adjusted to, a straight life basis equal to the lesser of:

(c)	2 percent of his average compensation multiplied by his years of service, or

(d)	20 percent of his average compensation.

        Average compensation and years of service shall have the meaning set forth in such defined benefit plan for this purpose.

        For purposes of this section, any employer contribution made according to a salary reduction or similar arrangement shall not apply in determining if the minimum contribution requirement has been met, but shall apply in determining the minimum contribution required. Matching contributions, as defined in Code Section 401(m), shall be taken into account for purposes of satisfying the minimum contribution requirements of Code Section 416(c)(2) and the Plan. Matching contributions that are used to satisfy the minimum contribution requirements shall be treated as matching contributions for purposes of the actual contribution percentage test and other requirements of Code Section 401(m).

        The requirements of this section shall be met without regard to any Social Security contribution.


        By executing this Plan, the Primary Employer acknowledges having counseled to the extent necessary with selected legal and tax advisors regarding the Plan's legal and tax implications.

        Executed this  17th day of September, 2007.

FIRST SAVINGS BANK OF RENTON

By: /s/ Robert H Gagnier
Robert H. Gagnier
Senior Vice President

Defined Contribution Plan CL2006

        The Adopting Employer must agree to participate in or adopt the Plan in writing. If this has not already been done, it may be done by signing below.

EXECUTIVE HOUSE

By: /s/David G. Kroeger	Date: September 17, 2007
David Kroeger,
Executive Vice President

FIRST FINANCIAL DIVERSIFIED

By: /s/Roger Elmore	Date: September 17, 2007
Roger Elmore
Vice President


EXHIBIT 31

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Victor Karpiak, President, Chief Executive Officer and Chief Financial Officer of First Financial Northwest, Inc., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of First Financial Northwest, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	(c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

	(a)	All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 19, 2007                                                                    /s/ Victor Karpiak
                                                                                                                Victor Karpiak
                                                                                                                Chairman, President,
                                                                                                                Chief Executive Officer and Chief Financial Officer


EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer of First Financial Northwest, Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), the undersigned hereby certifies in his capacity as an officer of First Financial Northwest, Inc. (the "Company") and in connection with this Quarterly Report on Form 10-Q, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in the Report.

/s/ Victor Karpiak
Chairman, President and
Chief Executive Officer and Chief Financial Officer
Dated: September 19, 2007
