Form 10-Q
period 2007-09-30
First Financial Northwest, Inc.
filed 2007-11-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
              1934

              For the quarterly period ended September 30, 2007

              or

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
              1934

              For the transition period from _____ to _____

Commission File Number: 001-33652

FIRST FINANCIAL NORTHWEST, INC.
(Exact name of registrant as specified in its charter)

Washington                                                                                                                                                                            26-0610707
(State or other jurisdiction of incorporation                                                                                                                 (I.R.S. Employer
or organization)                                                                                                                                                                     I.D. Number)

201 Wells Avenue South, Renton, Washington                                                                                                                   98057
(Address of principal executive offices)                                                                                                                             (Zip Code)

Registrant's telephone number, including area code:                                                                                                  (425) 255-4400

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
                        Large accelerated filer [  ]                 Accelerated filer [   ]                     Non-accelerated filer [ X ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
        Yes [   ] No [X]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2007, no shares of the issuer's common stock, $.01 par value per share, were outstanding.


FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

First Financial Northwest, Inc., a Washington corporation, was formed in connection with the conversion of First Financial Holdings, MHC from the mutual to the stock form of organization. The conversion and First Financial Northwest, Inc.'s initial stock offering was completed on October 9, 2007. As of the quarter ended September 30, 2007 the conversion had not been completed. First Financial Northwest, Inc. had not issued any shares of its common stock, had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Consequently, since the closing of the conversion occurred following the September 30, 2007 quarter end, the information presented in this Form 10-Q is for First Financial Holdings, MHC and its subsidiary, First Financial of Renton, Inc., and First Savings Bank of Renton.

                                                                                                                                                                                                Page

                    Consolidated Balance Sheets as of
                            September 30, 2007 and December 31, 2006                                                                                            3
                    Consolidated Statements of Income for the Three and Nine Months
                            ended September 30, 2007 and 2006                                                                                                         4
                    Consolidated Statements of Equity and Comprehensive Income for the Nine
                            Months ended September 30, 2007 and the Year Ended December 31, 2006                                      5
                    Consolidated Statements of Cash Flows for the Nine Months
                            ended September 30, 2007 and 2006                                                                                                          6
                    Selected Notes to Unaudited Consolidated Financial Statements                                                               8

Item 2 - Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                                                                                  14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                                            26

Item 4 - Controls and Procedures                                                                                                                                           27

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                                                                                                       28

Item 1A - Risk Factors                                                                                                                                                              28

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                                                             28

Item 3 - Defaults upon Senior Securities                                                                                                                                28

Item 4 - Submission of Matters to a Vote of Security Holders                                                                                           28

Item 5 - Other Information                                                                                                                                                        28

Item 6 - Exhibits                                                                                                                                                                          29

SIGNATURES                                                                                                                                                                            30


Item 1. Financial Statements

FIRST FINANCIAL HOLDINGS, MHC
AND SUBSIDIARY

Consolidated Balance Sheet

(Dollars in Thousands)
(Unaudited)

	September 30,	December 31
Assets	2007	2006

Cash on hand and in banks	$3,637	12,135
Interest-bearing deposits	1,163	7,238
Federal funds sold	6,840	7,290
Mortgage servicing rights	1,234	1,560
Investment securities available for sale	125,381	149,051
Investment securities held to maturity (fair value
of $85,793 and $87,724, respectively)	85,448	86,786
Loans receivable, net of allowances for loan losses of
$3,171 and $1,971, respectively	852,450	700,328
Premises and equipment, net	13,501	13,737
Federal Home Loan Bank stock, at cost	4,671	4,671
Accrued interest receivable	5,994	4,710
Prepaid expenses and other assets	4,051	2,363
Federal income tax receivable	-	636
Deferred tax assets, net	388	-
Goodwill	14,206	14,206
Total assets	$1,118,964	1,004,711
Liabilities and Equity
Liabilities:
Deposits	$951,680	750,710
Accrued interest payable	166	176
Advances from Federal Home Loan Bank	49,000	147,000
Advance payments by borrowers for taxes
and insurance	3,501	1,105
Other liabilities	3,026	1,622
Federal income tax payable	664	-
Deferred tax liabilities, net	-	56
Total liabilities	1,008,037	900,669

Commitments and contingencies

Equity:
Retained earnings	113,170	106,753
Accumulated other comprehensive (loss),
net of tax	(2,243)	(2,711)
Total equity	110,927	104,042
Total liabilities and equity	$1,118,964	1,004,711

See accompanying notes to unaudited consolidated financial statements.


FIRST FINANCIAL HOLDINGS, MHC
AND SUBSIDIARY
Consolidated Statements of Income
(Dollars in Thousands)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest income:
Interest and fees on loans	$14,728	11,205	40,872	31,844
Interest on federal funds sold	99	99	303	270
Investment securities available for sale	1,439	1,827	4,559	5,577
Investment securities held to maturity	74	58	220	169
Tax-exempt investment securities held to maturity	863	902	2,626	2,689
Interest bearing deposits with banks	48	94	233	367
Dividends on Federal Home Loan Bank stock	7	-	19	-

Total interest income	17,258	14,185	48,832	40,916

Interest expense:
Interest expense on deposits	8,865	8,087	26,419	22,453
Interest expense on Federal Home Loan Bank advances	2,462	1,862	6,851	4,353

Total interest expense	11,327	9,949	33,270	26,806

Net interest income	5,931	4,236	15,562	14,110

Provision for loan losses	225	-	1,200	320

Net interest income after provision for loan losses	5,706	4,236	14,362	13,790

Noninterest income (expense):

Net loss on sale of investment securities available for sale	-	(3)	-	(3)
Other	48	(44)	136	(43)

Total noninterest income (expense)	48	(47)	136	(46)

Noninterest expense:
Salaries and employee benefits	1,236	1,235	3,481	3,151
Occupancy and equipment	236	209	761	823
Other general and administrative	555	347	1,623	1,430

Total noninterest expense	2,027	1,791	5,865	5,404

Income before federal income taxes	3,727	2,398	8,633	8,340

Federal income tax expense	1,030	561	2,216	2,054

Net income	$2,697	1,837	6,417	6,286

See accompanying notes to unaudited consolidated financial statements.


FIRST FINANCIAL HOLDINGS, MHC
AND SUBSIDIARY
Consolidated Statements of Equity and Comprehensive Income
(Dollars in Thousands)
(Unaudited)
		Accumulated
		Other
	Retained	Comprehensive Income
	Earnings	(Loss), Net	Total
Balances at December 31, 2005	$99,665	(3,312)	96,353
Comprehensive income:
Net income	7,088		7,088
Other comprehensive income, net of tax:
Decrease in unrealized losses on securities
available for sale, net of tax	-	601	601
Total comprehensive income			7,689
Balances at December 31, 2006	106,753	(2,711)	104,042
Comprehensive income:
Net income	6,417		6,417
Other comprehensive loss, net of tax:
Decrease in unrealized losses on securities
available for sale, net of tax	-	468	468
Total comprehensive income			6,885
Balances at September 30, 2007	$113,170	(2,243)	110,927

See accompanying notes to unaudited consolidated financial statements.


FIRST FINANCIAL HOLDINGS, MHC
AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$6,417	6,286
Adjustments to reconcile net income to
net cash provided by operating activities,
net of effect of acquisition:
Provision for loan losses	1,200	320
Depreciation and amortization of
premises and equipment	544	534
Amortization of mortgage servicing rights	326	566
Loss from disposal of premises and equipment	-	43
Net amortization of premiums and
discounts on investment securities	804	1,042
Net realized loss (gain) on investment securities available
for sale	-	3
Deferred federal income taxes	(687)	(448)
Cash provided by (used in) changes in operating
assets and liabilities:
Net (increase) decrease in other assets	(1,688)	195
Net (increase) in accrued interest receivable	(1,284)	(902)
Net increase (decrease) in accrued interest payable	(10)	3
Net increase in advance payments	2,396	621
Net increase (decrease) in other liabilities	1,404	(877)
Net (increase) decrease in federal
income taxes payable and receivable	1,300	(806)

Net cash provided by operating activities	10,722	6,580

Cash flows from investing activities, net of
affect of acquisition:

Proceeds from sales of of mortgage-backed
securities available for sale	-	3,505
Proceeds from principal repayments on
mortgage-backed securities available for sale	23,953	28,941
Proceeds from principal repayments on
mortgage-backed securities and related securities
held to maturity	166	106
Proceeds from maturities of investment securities
held to maturity	1,530	570
Purchases of investment securities available for sale	(225)	(2,214)
Purchases of mortgage-backed securities available for sale	-	(3,894)
Purchases of investment securities held to maturity	(509)	(943)
Origination and purchases of loans receivable,
net of principal repayments	(153,322)	(121,403)
Purchases of premises and equipment	(308)	(514)

Net cash used in investing activities	$(128,715)	(95,846)

Continued


FIRST FINANCIAL HOLDINGS, MHC
AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from financing activities:
Advances from Federal Home Loan Bank	$185,000	53,000
Repayment of advances from Federal Home
Loan Bank	(283,000)	(6,000)
Net increase in deposits	200,970	37,631

Net cash provided by financing activites	102,970	84,631

Net increase (decrease) in cash	(15,023)	(4,635)

Cash and cash equivalents at beginning of period	26,663	26,183

Cash and cash eqivalents at end of period	$11,640	21,548

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33,281	26,803
Federal income taxes	1,602	2,777

See accompanying notes to unaudited consolidated financial statements.


FIRST FINANCIAL HOLDINGS, MHC
AND SUBSIDIARY

Notes to the Unaudited Consolidated Financial Statements

Note 1 - Nature of Business

        At September 30, 2007, First Financial Holdings, MHC, a mutual holding company incorporated in the State of Washington in June 2002, was primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiary First Financial of Renton, Inc., a mid tier bank holding company. Effective October 9, 2007, First Financial Holdings, MHC completed its conversion from the mutual to stock holding company structure. In connection with the conversion, a new stock holding company, First Financial Northwest, Inc. was created and First Financial Holdings, MHC and First Financial of Renton, Inc. ceased to exist.

        First Savings Bank of Renton is a Washington-chartered stock savings bank and at September 30, 2007 was the wholly owned subsidiary of First Financial of Renton, Inc. First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce and Snohomish counties, Washington through a full-service banking office and automated teller machine. First Savings Bank's business consists of attracting deposits from the public and utilizing these deposits to fund loans. First Savings Bank, along with its subsidiary, Executive House, Inc., uses these deposits to originate one-to-four family, multifamily, construction/land development, commercial and consumer loans. Effective with the conversion of First Financial Holdings, MHC, First Savings Bank changed its name to "First Savings Bank Northwest" and became the subsidiary of First Financial Northwest.

Note 2 - Basis of Presentation

        The accompanying interim consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read with our December 31, 2006 audited consolidated financial statements and its accompanying notes included in our Registration Statement on Form S-1 (333-143549). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements is accordance with accounting principles generally accepted in the United States of America ("GAAP") have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expense. Actual results could differ from those estimates.

Note 3 - Plan of Reorganization

        On November 15, 2006, the Board of Directors of First Financial Holdings, MHC and its subsidiary, First Financial of Renton, Inc., and First Savings Bank, adopted, and on April 18, 2007, July 18, 2007 and July 31, 2007, amended, a Plan of Conversion and Reorganization, pursuant to which First Financial Holdings, MHC would convert from a mutual holding company structure to a stock holding company structure, a new stock holding company, First Financial Northwest, would be created that would own all of the outstanding shares of First Savings Bank, and First Financial Northwest would issue and sell shares of its common stock to depositors of First Savings Bank and others in an initial stock offering. As provided in the Plan of Conversion and Reorganization, First Financial Northwest was incorporated on June 1, 2007 under the laws of the State of Washington. The conversion was approved at a Special Meeting of Members on September 27, 2007 by First Financial Holdings, MHC's members, which consisted of the depositors and borrowers of First Savings Bank. In addition, the conversion and stock offering was approved by the Office of Thrift Supervision, the Washington Department of Financial Institutions and the Securities and Exchange Commission. The conversion and stock offering were completed on October 9, 2007, with First Financial Northwest issuing 22,852,800 shares of its common stock. With the completion of the conversion, First Financial Holdings, MHC, and First Financial of Renton, Inc., ceased to exist as separate legal entities and First Savings Bank changed its corporate title to "First Savings Bank Northwest" and became a wholly-owned subsidiary of First Financial Northwest.


        First Financial Northwest's common stock offered was priced based upon the estimated pro forma market value of First Financial Holdings, MHC, First Financial of Renton, Inc., and First Savings Bank of Renton as determined by an independent appraisal. In connection with the conversion First Financial Northwest sold 21,160,000 shares of its common stock to the public resulting in $211,600,000 of gross proceeds. An additional 1,692,800 shares of First Financial Northwest's common stock were contributed to the First Financial Northwest Foundation, a charitable foundation established in connection with the conversion, resulting in the issuance of a total of 22,852,800 shares. Costs to complete the stock offering were deducted from the gross proceeds of the offering. First Savings Bank Northwest issued 1,000 shares of its capital stock to First Financial Northwest in exchange for one half of the net proceeds of the offering. At September 30, 2007, approximately $2.0 million of the conversion expenses were included in prepaid expenses and other assets on the balance sheet of First Savings Bank. As part of the conversion and reorganization, First Savings Bank elected to be treated as a savings association under the Home Owners Loan Act. As a result, First Financial Northwest, as a savings and loan holding company, will be subject to the regulations of the Office of Thrift Supervision. First Savings Bank will continue to be regulated by the Federal Deposit Insurance Corporation and the Washington Department of Financial Institutions.

        Additionally, in accordance with Office of Thrift Supervision regulations, at the effective time of the conversion, First Savings Bank amended its charter for the purpose of establishing a liquidation account, which will substantially restrict retained earnings. The liquidation account will be maintained for the benefit of eligible holders and supplemental eligible account holders who continue to maintain their accounts at First Savings Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the First Savings Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. First Savings Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Note 4 - Recently Issued Accounting Pronouncements

        Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2007 and January 1, 2007, we had an insignificant amount of unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in Federal income tax expense in the Consolidated Statements of Income. The amount of interest and penalties for the three and nine months ended September 30, 2007 was immaterial. The tax years subject to examination by the federal taxing authorities are the years ended December 31, 2006, 2005, 2004, and 2003. The Company is not subject to state income tax.

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


Note 5 - Investment Securities Available for Sale

        Investment securities available for sale are summarized as follows:
	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
Mortgage-backed and
related securities:
FNMA certificates	$71,212	45	2,016	69,241
FHLMC certificates	38,633	15	1,152	37,496
GNMA certificates	10,885	10	125	10,770
U.S. Government agencies	2,005	3	-	2,008
Mutual funds (1)	6,044	-	178	5,866
	$128,779	73	3,471	125,381

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
Mortgage-backed and
related securities:
FNMA certificates	$85,195	30	2,450	82,775
FHLMC certificates	45,816	14	1,325	44,505
GNMA certificates	14,315	-	224	14,091
U.S. Government agencies	2,015	-	6	2,009
Mutual funds (1)	5,819	-	148	5,671
	$153,160	44	4,153	149,051

(1) The fund invests primarily in private label securities backed by or representing an interest in mortgages or domestic residential housing or manufactured housing with additional investments in U.S. Government or agency securities.

        The amortized cost and estimated fair value of investment and mortgage-backed and related securities available for sale at September 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	September 30, 2007
	Amortized Cost	Fair Value
	(Dollars in Thousands)
Due within one year	$6,061	5,883
Due after one year through five years	4,299	4,240
Due after five years through 10 years	38,941	37,903
Due after ten years	79,478	77,355
	$128,779	125,381


        Incorporated within the above maturity schedule are mortgage-backed securities which are allocated using the contractual maturity as a basis.

        There were no sales of investment securities available for sale during the three or nine months ended September 30, 2007 and 2006.

Note 6 - Investment Securities Held to Maturity

        The amortized cost and estimated fair value of investment securities held to maturity are as follows:
	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
Tax-exempt municipal bonds	$76,980	891	435	77,436
Taxable muncipal bonds	1,663	-	29	1,634
U.S. Government agencies	3,937	6	12	3,931
Mortgage-backed and related
securities:
FNMA certificates	2,868	-	76	2,792
	$85,448	897	552	85,793

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in Thousands)
Tax-exempt municipal bonds	$78,598	1,386	323	79,661
Taxable muncipal bonds	1,678	4	20	1,662
U.S. Government agencies	3,443	4	46	3,401
Mortgage-backed and related
securities:
FNMA certificates	3,067	-	67	3,000
	$86,786	1,394	456	87,724

        The amortized cost and fair value of investment securities held to maturity at September 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2007
	Amortized
	Cost	Fair Value
	(Dollars in Thousands)

Due within one year	$1,443	1,436
Due after one year through five years	12,425	12,391
Due after five years through ten years	19,182	19,285
Due after ten years	52,398	52,681
Total	$85,448	85,793


        There were no sales of investment securities held to maturity during the three or nine months ended September 30, 2007 and 2006.

        The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position:
	September 30, 2007
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(Dollars in Thousands)
FNMA certificates	$903	(24)	66,038	(2,068)	66,941	(2,092)
FHLMC certificates	25	-	34,773	(1,152)	34,798	(1,152)
GNMA certificates	-	-	7,735	(125)	7,735	(125)
Mutual funds	-	-	6,044	(178)	6,044	(178)
Other	-	-	-	0	-	0
Municipal bonds	4,486	(38)	19,978	(426)	24,464	(464)
U.S. Government agencies	-	0	1,013	(12)	1,013	(12)
	$5,414	(62)	135,581	(3,961)	140,995	(4,023)

        Temporarily impaired investment securities are a result of market value changes due to rising interest rates and are expected to regain the lost value as interest rates decline; other-than-temporarily impaired investment securities can result from events such as a significant adverse change in the regulatory, economic or technological environment of the issuer; an adverse change in the general market condition of the geographical area or industry in which the issuer operates; a significant deterioration in the earning performance, credit rating or asset quality of the issuer, which would lead management to believe the security is other than temporarily impaired. We had no investment securities at September 30, 2007 with other-than-temporary impairments.

        Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. We have evaluated these investment securities and have determined that the decline in value is temporary. For fixed income investment securities, the unrealized loss is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. We anticipate full recovery of amortized cost with respect to these investment securities at maturity or sooner in the event of a more favorable market interest rate environment and have the ability and the intent to hold these investment securities until recovery. Given that the mutual fund invests primarily in mortgage-related investments with interest rate adjustment features and the rise in short-term rates, we do not believe the unrealized loss on the mutual fund is other than temporary and have the intent and ability to hold this investment until recovery.


Note 8 - Loans Receivable

Loans receivable consist of the following:

	September 30,	December 31,
	2007	2006
	(Dollars in Thousands)
One to four family residential	$411,423	373,192
Multi-family residential	77,618	79,701
Commercial real estate	195,228	153,924
Construction and land development	288,125	153,401
Home equity	5,848	3,038
Savings account loans	113	296
Other loans	183	203
	978,538	763,755
Less:
Loans in process	119,440	58,731
Deferred loan fees	3,477	2,725
Allowance for loan losses	3,171	1,971
	$852,450	700,328


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

        First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce and Snohomish counties, Washington through our full-service banking office and automated teller machine. The local economy and housing market has remained relatively strong as compared to other parts of the country. We are in the business of attracting deposits from the public through our office and utilizing those deposits to originate loans. Historically, we have been a traditional fixed rate portfolio lender originating residential home loans. We do not participate in the subprime mortgage market. Our business strategy centers on the continued transition to commercial banking activities in order to expand our net interest margin. Since December 31, 2006 we have increased the amount of our construction/land development loans from 20.09% to 29.44% of our total loan portfolio at September 30, 2007 while reducing our one-to-four-family residential loans from 48.86% to 42.05% over the same period. The commercial real estate portfolio at September 30, 2007 increased $41.3 million or 26.83% to $195.2 million from December 31, 2006. At September 30, 2007 our construction/land development loans totaled $288.1 million, substantially all which are short-term adjustable rate loans. In contrast, our residential mortgage


loans, commercial real estate and multi-family loans that comprise almost all of the balance of our loan portfolio are generally long term fixed rate loans.

        Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. To offset the impact of the interest rate environment, we continue to seek means of increasing interest income while controlling expenses. Consistent with this strategy, we acquired Executive House and are working to further reduce the percentage of our assets that are lower-yielding residential loans and mortgage-backed securities and to increase the percentage of our assets consisting of construction/land development loans, commercial real estate and multi-family loans that have higher risk-adjusted returns. Although historically our loan losses have been low, we expect to increase our allowance for loan losses and allocate more of our allowance to non-residential loans consistent with any increase in the percentage of our loan portfolio mix of these loans due to their higher risk characteristics..

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

Critical Accounting Policies

        Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policies are those related to our allowance for loan losses and mortgage servicing rights.

        Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio on non-impaired loans. Our Asset Liability Management Committee assesses the allowance for loan losses on a quarterly basis. The committee analyzes several different factors, including delinquency, charge-off rates and the changing risk profile of our loan portfolio, as well as local economic conditions such as unemployment rates, bankruptcies and vacancy rates of business and residential properties.

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

        Mortgage Servicing Rights. Mortgage servicing rights represent the present value of the future servicing fees from the right to service loans in the portfolio. This accounting policy is considered critical as the methodology used to determine the fair value of capitalized mortgage servicing rights requires the development of a number of estimates, the most critical of which is the mortgage loan prepayment speeds assumption. The mortgage loan prepayment speeds assumption is significantly impacted by interest rates. In general, during periods of falling interest rates, mortgage loans prepay faster and the value of our mortgage servicing asset declines. Conversely, during periods of rising rates, the value of mortgage servicing rights generally increases as a result of slower rates of prepayments. Mortgage servicing rights are amortized in proportion to, and over, the estimated period the net servicing income will be collected. At the end of each quarter, the estimated fair value is evaluated for impairment by reviewing events or changes in circumstances which have occurred in the market and specifically


to the loan portfolio risk characteristics such as loan type, interest rate and loan term. On an annual basis, we also perform an independent valuation review of mortgage servicing rights, which based on the significance of any changes since the preceding independent appraisal, may included an independent appraisal of the fair value of our servicing portfolio.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

        General. Our total assets increased $114.3 million, or 11.37% to $1.1 billion at September 30, 2007 from $1.0 billion at December 31, 2006. The asset growth resulted primarily from an increase in loans receivable, net of $152.1 million. This increase, along with a $98.0 million decrease in Federal Home loan Bank advances, were funded by a decrease in cash and cash equivalents of $15.0 million, a decrease in investments available for sale of $23.7 million, an increase in deposits of $201.0 million and net income for the nine month period of $6.4 million.

        Assets. Total assets increased $114.3 million or 11.37% during the nine months ended September 30, 2007. The following table details the changes in the composition of our assets from December 31, 2006 to September 30, 2007.

		Increase/(Decrease)
	Balance at	from	Percentage
	September 30, 2007	December 31, 2006	Increase/(Decrease)
	(Dollars in Thousands)

Cash on hand and in banks	$3,637	$(8,498)	(70.03)%
Interest-bearing deposits	1,163	(6,075)	(83.93)
Federal Funds sold	6,840	(450)	(6.17)
Mortgage servicing rights	1,234	(326)	(20.90)
Investment securities
available for sale	125,381	(23,670)	(15.88)
Investment securities
held to maturity	85,448	(1,338)	(1.54)
Loans receivable, net	852,450	152,122	21.72
Premises and equipment, net	13,501	(236)	(1.72)
Federal Home Loan Bank
stock, at cost	4,671	-	-
Accrued interest receivable	5,994	1,284	27.26
Prepaid expenses and other assets	4,051	1,688	71.43
Income tax receivable	-	(636)	(100.00)
Deferred tax assets, net	388	388	100.00
Goodwill	14,206	-	-
Total assets	$1,118,964	$114,253	11.37%

        Cash and cash equivalents decreased $15.0 million from December 31, 2006, as cash was used to fund loan volume and pay down Federal Home Loan Bank advances.

        Loans receivable, net increased $152.1 million to $852.4 million at September 30, 2007 from $700.3 million at December 31, 2006. During the nine months ended September 30, 2007, we originated $93.6 million in one-to-four-family mortgage loans. We also originated $47.5 million and $9.0 million in commercial real estate and multi-family mortgages, respectively, $218.0 million in construction/land development loans and $4.5 million in consumer loans. The loan growth during the nine months ended September 30, 2007 was partially offset by $152.1 million in principal repayments during the year and an increase in loans in process of $60.7 million.

        Investment securities available for sale decreased $23.7 million or 15.88% to $125.4 million at September 30, 2007 from $149.1 million at December 31, 2006. This decrease was the result of our using the liquidity generated by principal repayments to fund loan originations.

        Deposits. During the nine months ended September 30, 2007, deposits increased $201.0 million to $951.7 million. The increase in deposits was the result of $191.7 million primarily attributable to deposits made in anticipation of participating


in the Company's stock offering. Increases in certificate accounts of $1.8 million, NOW accounts of $3.8 million and savings accounts of $4.5 million were offset by a decrease in money market accounts of $870,000.

        Advances. Total advances at September 30, 2007 were $49.0 million, a decrease of $98.0 million or 66.67% from December 31, 2006. The liquidity generated from the increase in deposits was used to lower the principal balance of the advances.

        Equity. Total equity increased $6.9 million, or 6.62% to $110.9 million at September 30, 2007 from $104.0 million at December 31, 2006. The increase was primarily a result of $6.4 million in net income for the nine month period ended September 30, 2007, and a decrease of $468,000 in unrealized loss on investment securities available for sale, net of tax.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and September 30, 2006

        General. Our net income for the three months ended September 30, 2007 was $2.7 million, an increase of $860,000 from the comparable period in the prior year. The increase in net income was the result of a $1.7 million increase in net interest income, a $225,000 increase in the provision for loan losses, an increase in noninterest income of $95,000, an increase in noninterest expense of $236,000 and an increase of $469,000 in federal income tax expenses. The increased liquidity of the Company has allowed it to fund loan volume while also reducing borrowings resulted in the increase in net interest income.

        Net Interest Income. Our net interest income increased $1.7 million for the three months ended September 30, 2007 to $5.9 million, compared to $4.2 million for the comparable period in the prior year. Average total interest-earning assets increased $139.1 million for the three months ended September 30, 2007 from $911.0 million for the same quarter in 2006, while average total interest-bearing liabilities increased $111.4 million from the three months ended September 30, 2006. This includes deposits received in anticipation of the stock offering. During the same period our yield on interest-earning assets increased 34 basis points while our cost on interest-bearing liabilities increased 3 basis points increasing our interest rate spread for the quarter ended September 30, 2007 by 31 basis points to 1.88% from 1.57% during the same quarter in 2006.

        Interest Income. Total interest income for the three months ended September 30, 2007 increased $3.1 million to $17.3 million from the quarter ended September 30, 2006. The following table compares detailed average earning asset balances, associated yields and resulting changes in interest income for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in Thousands)

Loans receivable, net	$821,480	7.17%	$642,611	6.97%	$3,523
Investment securities available for sale	127,499	4.51	161,506	4.52	(388)
Investment securities held to maturity	85,636	4.38	86,820	4.42	(23)
Federal Home Loan Bank stock	4,671	0.60	4,671	-	7
Federal funds sold and interest bearing
deposits	10,879	5.40	15,432	5.03	(46)
Total interest-earning assets	$1,050,165	6.57%	$911,040	6.23%	$3,073

        Average total interest-earning assets increased $139.1 million during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 as a result of the increase in our loan portfolio. Our 34 basis point increase in the average yield on total interest-earning assets resulted in an increase of $3.1 million in total interest income. These results were attributable to using available liquidity to fund higher yielding construction/land development and commercial real estate loans.

        Interest Expense. Total interest expense for the three months ended September 30, 2007 was $11.3 million, an increase of $1.4 million from the quarter ended September 30, 2006. The following table details average balances, cost of funds and the resulting increase in interest expense for the three months ended September 30, 2007 and 2006:


	Three Months Ended September 30,
	2007		2006		Increase /
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in Thousands)

NOW accounts	$55,082	0.23%	$15,863	0.53%	$10
Passbook savings accounts	16,217	1.75	15,159	1.79	3
Money market accounts	205,045	4.06	189,668	4.60	(100)
Time deposit certificates	510,143	5.24	497,005	4.68	865
Advances from Federal Home Loan Bank	178,923	5.50	136,308	5.47	600
Total interest-bearing liabilites	$965,410	4.69%	$854,003	4.66%	$1,378

        The average balance of total interest-bearing liabilities increased $111.4 million for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Our total interest expense increased $1.4 million due to increases in the average balance of our deposits. The average balance of NOW accounts increased $39.2 million compared to the same period last year. This includes deposits received in anticipation of the stock offering. The average balance of time deposit certificates increased $13.1 million compared to the same period last year. The average cost of time deposit certificates increased 56 basis points. The growth in our time deposit certificates was the result of higher interest rates available relative to other investment products in the current interest rate environment. The average balance of advances from the Federal Home Loan Bank increased $42.6 million for the three months ended September 30, 2007 from the same period in 2006, the average cost of advances increased 3 basis points and the related interest expense increased $600,000. The liquidity generated from the increase in advances was used to fund the growth in the loan portfolio.

        Provision for Loan Losses. We recorded a $225,000 provision for loan losses for the three months ended September 30, 2007, an increase of $225,000 from the three months ended September 30, 2006. This increase was a direct result of the methodology we utilized to compute the balance required for our allowances for loan loss account.

        We used a consistent methodology in assessing the allowance for both 2007 and 2006 periods. For 2007, however, our assumptions placed greater emphasis on our increasing construction/land development loan portfolio and the incremental risks associated with the increased lending activities. We also reviewed the national trend of declining home sales with potential housing market value depreciation and our expanded position in construction/land development and commercial real estate lending. The allowance for loan losses was $3.2 million or 0.32% of total loans outstanding at September 30, 2007 as compared to $2.0 million or 0.27% of total loans outstanding at September 30, 2006. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates. At period end, management believes that the allowance is adequate for the level of risk and activity associated with the loan portfolio.

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


	At or For the Three Months
	Ended September 30,
	2007	2006
	(Dollars in Thousands)

Provision for loan losses	$225	$-
Net charge-offs	$-	$-
Allowances for loan losses	$3,171	$1,971
Allowance for losses as a percentage of total loans
outstanding at the end of the period	0.32%	0.27%
Allowance for loan losses as a percentage of
nonperforming loans at the end of period	1,263.35%	1,279.87%
Total non accrual and 90 days or more past due loans	$251	$154
Nonaccural and 90 days or more past due loans as a
percentage of total loans	0.03%	0.02%
Total loans receivable	$978,538	$773,480
Total loans orginated	$149,783	$53,900
Total loans purchased	$-	$-
Total loans sold	$-	$4,045

        Noninterest Income. Noninterest income increased $95,000 to $48,000 for the three months ended September 30, 2007 from noninterest loss for the comparable quarter in 2006. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2007	September 30, 2006	Increase/(Decrease)
	(Dollars in Thousands)
Service Fees and charges on
deposit accounts	$17	$2	13.33%
Loan service fees and charges	96	10	11.63
Mortgage servicing rights, net	(81)	82	50.31
Net gain (loss) on sale of investment
securities available for sale	-	3	100.00
Other	16	(2)	(11.11)
Total noninterest income (expense)	$48	$95	202.13%

        Mortgage servicing rights, net increased $82,000 during the quarter ended September 30, 2007 compared to the same period in 2006 due to the expiration of the service period. The difference was the reduction of the amortization expense for the period, as mortgage servicing rights are amortized in proportion to, and over, the estimated period the net servicing income will be collected. The carrying value of mortgage servicing rights is evaluated annually in relation to estimated future cash flows to be received with the amortization expense adjusted to reflect any change in evaluation.

        Noninterest Expense. Noninterest expense increased $236,000 during the three months ended September 30, 2007 to $2.0 million, compared to $1.8 million for the quarter ended September 30, 2006. The following table provides an analysis of the charges in the components of noninterest expense:


	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2007	September 30, 2006	Increase/(Decrease)
	(Dollars in Thousands)

Compensation and benefits	$1,236	$1	0.08%
Occupancy and equipment	236	27	12.92
Data processing	116	40	52.63
Professional fees	43	25	138.89
Marketing	88	54	158.82
Office supplies and postage	59	17	40.48
Regulatory fees and deposit
insurance premiums	31	8	34.78
Bank and ATM charges	57	27	90.00
Other	161	37	29.84
Total noninterest expense	$2,027	$236	13.18%

        Major components of the increase in noninterest expense include:

        Occupancy and equipment increased $27,000 during the three months ended September 30, 2007 from the comparable period in 2006. The increase was primarily attributable to increased depreciation expenses with in the renovation of the employee parking lot completed in 2007 and maintenance and repairs incurred for the Company's facilities.

        Data processing expense increased $40,000 during the three months ended September 30, 2007 from the comparable period in 2006 as a result of increased costs associated with the consolidation of Executive House into the operations of the Company.

        Professional fees increased $25,000 for the quarter ended September 30, 2007 from the comparable quarter in 2006 primarily as a result of an increase in internal audit costs related to the nature of the audits performed in the third quarter 2007 and for future compliance with the requirements of the Sarbanes-Oxley Act of 2002.

        Marketing expense increased $54,000 for the current quarter as compared to the prior comparable period in 2006 as a result of increased marketing costs related to the advertising of a new deposit product and increased advertising for the Company.

        Bank and ATM charges increased $27,000 for the three months ended September 30, 2007 from the comparable three month period in 2006 as a result of additional bank service charges incurred in connection with the increase in deposits during the period in anticipation of the Company's stock offering. In addition, the Bank instituted a customer ATM surcharge free service during the quarter which increased outside vendor ATM expenses to the Bank.

        Other expense increased $37,000 for the quarter ended September 30, 2007 from the comparable period in 2006. Employee and director educational expenses increased for continued ongoing training. Home equity lines of credit underwriting cost, absorbed by the Bank, increased with the volume of these types of loans during the quarter. Additional costs were incurred for the enhancement of the Company's website to include a link for investor relations. Personnel expense increased due to hiring costs.

        Noninterest expense will increase going forward as a result of the accounting, legal, and various other additional noninterest expenses associated with operating a public company, particularly as a result of the requirements of the Sarbanes-Oxley Act of 2002. In addition, noninterest expense will increase going forward as a result of the implementation of the stock benefit plans proposed in connection with the conversion and reorganization.

        Federal Income Tax Expense. Federal income tax expense increased $469,000 for the three months ended September 30, 2007 to $1.0 million from $561,000 for the three months ended September 30, 2006. The effective federal income tax rate for the three months ended September 30, 2007 was 27.64% as compared to 23.39% for the three months ended September 30, 2006. The increase in the effective tax rate is a result of an increase in taxable earnings combined with a decrease in tax exempt income for the period. There is no State of Washington income tax.


Comparison of Operating Results for the Nine Months Ended September 30, 2007 and September 30, 2006

        General. Our net income for the nine months ended September 30, 2007 was $6.4 million, an increase of $131,000 from the comparable period in 2006. The increase in net income was the result of a $1.5 million increase in net interest income, a $880,000 increase in the provision for loan losses, a $182,0000 increase in total noninterest income, a $461,000 increase in noninterest expense and a $162,000 increase in federal income tax expense.

        Net Interest Income. Our net interest income increased $1.5 million for the nine months ended September 30, 2007 to $15.6 million, compared to $14.1 million for the comparable period in the prior year. Average total interest-earning assets increased $121.7 million for the nine months ended September 30, 2007 from the nine months ended September 30, 2006 with the related yield on these assets increasing 30 basis points. During that same period, our average cost of funds increased 42 basis points resulting in a 12 basis point decrease in our interest rate spread.

        Interest Income. Total interest income for the nine months ended September 30, 2007 increased $7.9 million to $48.8 million from the nine months ended September 30, 2006. The following table compares detailed average earning asset balances, associated yields and resulting changes in interest income for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007		2006		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in Thousands)

Loans receivable, net	$767,957	7.10%	$605,980	7.01%	$9,028
Investment securities available for sale	135,718	4.48	170,403	4.36	(1,018)
Investment securities held to maturity	86,356	4.39	86,976	4.38	(12)
Federal Home Loan Bank stock	4,671	0.54	4,671	-	19
Federal funds sold and interest bearing
deposits	12,932	5.54	18,004	4.72	(101)
Total interest-earning assets	$1,007,634	6.46%	$886,034	6.16%	$7,916

        Average total interest-earning assets increased $121.6 million during the nine months ended September 30, 2007 compared to the same period in 2006 as a result of the increase in our loan portfolio. Our 30 basis point increase in the average yield on total interest-earning assets resulted in an increase of $7.9 million in total interest income. These results were attributable to our redeploying proceeds received from the increase in deposits and Federal Home Loan Bank advances to fund higher yielding construction/land development and commercial real estate loans.

        Interest Expense. Total interest expense for the nine months ended September 30, 2007 was $33.3 million, an increase of $6.5 million from the same period in the prior year. The following table details average balances, cost of funds and the resulting increase in interest expense for the nine months ended September 30, 2007 and 2006:


	Nine Months Ended September 30,
	2007		2006		Increase/
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in Thousands)

NOW accounts	$28,627	0.32%	$14,518	0.56%	$7
Passbook savings accounts	14,806	1.75	16,795	1.75	(27)
Money market accounts	202,699	4.27	197,036	4.20	278
Time deposit certificates	520,112	5.04	484,146	4.40	3,708
Advances from Federal Home Loan Bank	166,923	5.47	113,775	5.10	2,498
Total interest-bearing liabilites	$933,167	4.75%	$826,270	4.33%	$6,464

        The average balance of total interest-bearing liabilities increased $106.9 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Our total interest expense increased $6.5 million primarily as a result of a 42 basis point increase in our average total cost of funds and increases in the average balance of our advances from the Federal Home Loan Bank and time deposit certificate accounts. The average balance of NOW accounts increased $14.1 million compared to the same period last year. This includes deposits received in anticipation of the stock offering. The average balance of time deposit certificates increased $36.0 million compared to the same period last year. The average cost of funds for the time deposit certificates increased 64 basis points. The growth in our time deposits certificates was the result of higher interest rates available relative to other investment products in the current interest rate environment. The average balance of advances from the Federal Home Loan Bank increased $53.1 million for the nine months ended September 30, 2007 from the same period in 2006, the average cost of advances increased 37 basis points and the related interest expense increased $2.5 million. The liquidity generated from the increase in advances was used to fund the growth in the loan portfolio.

        Provision for Loan Losses. We recorded a $1.2 million provision for loan losses for the nine months ended September 30, 2007, an increase of $880,000 from the nine months ended September 30, 2006. This increase was a direct result of the methodology we utilized to compute the balance required for our allowance for loan loss account.

        We used a consistent methodology in assessing the allowance for both 2007 and 2006 periods. For 2007, however, our assumptions placed greater emphasis on our increasing construction/land development loan portfolio and the incremental risks associated with the increased lending activities. We also reviewed the national trend of declining home sales with potential housing market value depreciation and our expanded position in construction/land development and commercial real estate lending. The allowance for loan losses was $3.2 million or 0.32% of total loans outstanding at September 30, 2007 as compared to $2.0 million, or 0.27% of total loans outstanding at September 30, 2006. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimate. At period end, management believes that the allowance is adequate for the level of risk and activity associated with the loan portfolio.


	At or For the Nine Months
	Ended September 30,
	2007	2006
	(Dollars in Thousands)

Provision for loan losses	$1,200	$320
Net charge-offs	$-	$-
Allowance for loan losses	$3,171	$1,971
Allowance for losses as a percentage of total loans
outstanding at the end of the period	0.32%	0.27%
Allowance for loan losses as a percentage of
nonperorming loans at end of period	1,263.35%	1,279.87%
Total nonaccrual and 90 days or more past due loans	$251	$154
Nonaccrual and 90 days or more past due loans as a
percentage of total loans	0.03%	0.02%
Total loans receivable	$978,538	$733,480
Total loans originated	$372,612	$189,900
Total loans purchased	$25	$-
Total loans sold	$5,796	$4,245

        Noninterest Income. Noninterest income increased $182,000 to $136,000 for the nine months ended September 30, 2007 from the noninterest loss for the comparable period in 2006. The following table provides a detailed analysis of the changes in the components of non-interest income:

	Nine Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2007	September 30, 2006	Increase/(Decrease)
	(Dollars in Thousands)

Service fees and charges on
deposit accounts	$60	$2	3.45%
Loan service fees and charges	258	(79)	(23.44)
Mortgage servicing rights, net	(249)	236	48.66
Net gain (loss) on sale of investment
securities available for sale	-	3	100.00
Other	67	20	42.55
Total noninterest income (expense)	$136	$182	395.65%

        Loan service fees and charges decreased $79,000 to $258,000 for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This decrease is primarily the result of a decline in escrow and broker fees at First Financial Diversified and a reduction of loan fees at First Savings of Bank as a result of a lower loan demand at these companies.

        Mortgage servicing rights, net increased $236,000 during the nine months ended September 30, 2007. The difference was the result of the reduction of the amortization expense for the period, as mortgage servicing rights are amortized in proportion to, and over, the estimated period the net servicing income will be collected. The carrying value of mortgage servicing rights is evaluated annually in relation to estimated future cash flows to be received with amortization expense adjusted to reflect any change in evaluation..

        Noninterest Expense. Noninterest expense increased $461,000 during the nine months ended September 30, 2007 to $5.9 million, compared to $5.4 million for the nine months ended September 30, 2006. The following table provides an analysis of the changes in the components of noninterest expense:


	Nine Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2007	September 30, 2006	Increase/(Decrease)
	(Dollars in Thousands)

Compensation and benefits	$3,481	$330	10.47%
Occupancy and equipment	761	(62)	(7.53)
Data processing	339	70	26.02
Professional fees	209	35	20.11
Marketing	193	(4)	(2.03)
Office supplies and postage	150	4	2.74
Regulatory fees and deposit
insurance premiums	92	(65)	(41.40)
Bank and ATM charges	148	61	70.11
Other	492	92	23.00
Total noninterest expense	$5,865	$461	8.53%

        Major components of the increase in noninterest expense include:

        Compensation and benefits increased $330,000 for the nine months ended September 30, 2007 from the comparable period in 2006. This increase was attributable to our increase in staffing levels at First Savings Bank and Executive House.

        Occupancy and equipment decreased $62,000 for the nine months ended September 30, 2007 from the comparable period in 2006. The decrease was primarily attributable to expenses incurred in the renovation of the Executive House facilities in 2006 offset by increased depreciation in 2007.

        Data processing increased $70,000 for the nine months ended September 30, 2007 from the nine months ended September 30, 2006. The increase was primarily attributable to increased costs associated with the consolidation of Executive House into the operations of the Company.

        Professional fees increased $35,000 for the nine months ended September 30, 2007 from the comparable period in 2006. This increase was a result of increased internal audit fees related to the nature of the audits and audit costs increasing as a result of the public stock offering and the planning for future Sarbanes-Oxley Act of 2002 compliance.

        Regulatory fees and deposit insurance premiums decreased $65,000 for the nine months ended September 30, 2007 from the same period in 2006. The decrease was attributable to the cost of the state examination conducted in 2006. This examination is performed every two years.

        Bank and ATM charges increased $61,000 for the nine months ended September 30, 2007 from the comparable period in 2006. The increase was a result of additional bank service charges incurred in connection with the increase in deposits during the period in anticipation of the Company's stock offering. The Bank instituted a customer ATM surcharge free service during the period which increased outside vendor ATM expenses to the Bank. The increased ATM costs were attributable to administration fees and a new design for the Bank's debit card program.

        Other expenses increased $92,000 for the nine months ended September 30, 2007 from the same period in 2006. This increase was caused primarily by increases in employee and director educational expenses for continued ongoing training, personnel expense due to hiring costs, home equity lines of credit underwriting costs absorbed by the Bank, and Washington Department of Revenue business tax.

        Federal Income Tax Expense. Federal income tax expense increased $162,000 for the nine months ended September 30, 2007 to $2.2 million from $2.1 million for the nine months ended September 30, 2006. The effective federal income tax rate for the nine months ended September 30, 2007 was 25.67% as compared to 24.63% for the nine months ended September 30, 2006. The increase in the effective tax rate is a result of an increase in taxable earnings combined with a decrease in tax exempt income for the period. There is no State of Washington income tax.


Liquidity

        We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. Historically, we have maintained cash flow above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a weekly basis, we review and update cash flow projections to ensure that adequate liquidity is maintained. See the "Consolidated Statements of Cash Flows" contained in Item 1 - Financial Statements, included herein.

        Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the Federal Home Loan Bank of Seattle. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At September 30, 2007, time deposit certificates scheduled to mature in one year or less totaled $376.5 million. Historically, First Savings Bank has been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

        At September 30, 2007, First Savings Bank maintained credit facilities with the Federal Home Loan Bank of Seattle for $380.0 million with an outstanding balance of $49.0 million. In addition, First Savings Bank has a line of credit of $10.0 million with another financial institution which could be used for liquidity. Alternatively, we could liquidate assets to meet our liquidity needs.

Commitments and Off-Balance Sheet Arrangements

        We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2007, we had no commitments to originate loans for sale.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary by us required varies, but may include real estate and income-producing commercial properties. At September 30, 2007, commitments to originate loans, commitments under unused home equity lines of credit, and undisbursed portions of construction loans in process, for which we were obligated, were $33.0 million, $3.2 million and $119.4 million, respectively.

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

        The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under out construction loans at September 30, 2007.


		Amount of Commitment Expiration - Per Period
			After	After
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
	(Dollars in Thousands)

Commitments to originate loans	$32,985	32,985	-	-	-
Unused portion of home equity
lines of credit	3,167	-	-	-	3,167
Undisbursed portion of construction
loans in process	119,440	81,921	36,235	546	738
Total commitments	$155,592	114,906	36,235	546	3,905

Capital

        Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $110.9 million at September 30, 2007 or 9.91%, of total assets on that date. As of September 30, 2007, we exceeded all regulatory capital requirements. On a consolidated basis our regulatory capital ratios at September 30, 2007 were as follows: Tier 1 capital 9.16%; Tier 1 (core) risk-based capital 12.90%; and total risk-based capital 13.31%. At September 30, 2007, First Savings Bank's regulatory capital ratios were as follows: Tier 1 capital 8.34%; Tier 1 (core) risk-based capital 11.77%; and total risk based capital 12.19%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

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

        The following table illustrates the change in the net portfolio value at September 30, 2007 that would occur in the event of an immediate change in interest rates equally across all maturities. This modeling is performed quarterly and is predicated upon a stable balance sheet, with no growth or change in asset or liability mix. Additionally, no consideration is given to any steps that we might take to counter the effect of that interest movement. Although the net portfolio value measurement provides an indication of First Savings Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast of the effect of changes in market interest rates on First Savings Bank's net interest income and will differ from actual results.


September 30, 2007

				Net Portfolio as % of
Basis Point	Net Portfolio Value (1)			Portfolio Value of Assets		Market Value
Change in Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
(Dollars in Thousands)

300	$100,283	$(34,930)	(25.83)%	9.75%	(3.15)%	$1,028,227
200	111,178	(24,035)	17.78	10.55	(2.17)	1,053,353
100	122,758	(12,454)	9.21	11.37	(1.12)	1,079,798
0	135,212	-	-	12.21	-	1,107,811
(100)	144,257	9,045	6.69	12.73	0.82	1,133,058
(200)	147,561	12,348	9.13	12.79	1.11	1,153,389
(300)	143,532	8,320	6.15	12.29	0.75	1,167,956

(1)	The net portfolio value is calculated based upon the present value of the discounted cash flows from assets and liabilities. The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.
(2)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(3)	Calculated as the net portfolio value divided by the market value of assets ("net portfolio value ratio").
(4)	Calculated as the increase (decrease) in the net portfolio value ratio assuming the indicated change in interest rates over the estimated portfolio value of assets assuming no change in interest rates.
(5)	Calculated based on the present value of the discounted cash flows from assets. The market value of assets represents the value of sets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

At September 30, 2007, First Savings Bank had no derivative financial instruments. In addition, First Savings Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be the primary market risk as other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of First Financial Holdings, MHC's business activities and operations.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") was carried out under the supervision and with the participation of our Chief Executive Officer, the Principal Financial and Accounting Officer, and other members of our management team as of the end of the period covered by this quarterly report. Our Chief Executive Officer and the Principal Financial and Accounting Officer concluded that as of September 30, 2007 our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Principal Financial and Accounting Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Controls.

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We also continued to implement suggestions from our internal auditor and independent auditors on ways to strengthen existing controls.

We intend to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material non-financial information concerning our business. While we


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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.


Item 6. Exhibits
2	Amended Plan of Conversion and Reorganization of First Financial Holdings, MHC, First Financial of Renton, Inc. and First Savings Bank of Renton (1)
3.1	Articles of Incorporation of First Financial Northwest, Inc. (1)
3.2	Bylaws of Incorporation of First Financial Northwest, Inc. (1)
4	Form of stock certificate of First Financial Northwest, Inc. (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Northwest Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-143549) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 2007 and incorporated herein by reference.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        First Financial Northwest, Inc.

Date:  November 9, 2007                                                                /s/ Victor Karpiak
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

Date:  November 9, 2007                                                                       /s/ Victor Karpiak
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

/s/Victor Karpiak
Chairman, President and
Chief Executive Officer and Chief Financial Officer

Dated: November 9, 2007
