Form 10-K
period 2007-12-31
First Financial Northwest, Inc.
filed 2008-03-31
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-33652

FIRST FINANCIAL NORTHWEST, INC.
(Exact name of registrant as specified in its charter)

Washington	26-0610707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Wells Avenue South, Renton, Washington	98057
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(425) 255-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES        NO  X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  YES        NO    X

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X     NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of Alarge accelerated filer,@ Aaccelerated filer@ and smaller reporting company in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer _____	Non-accelerated filer X	Smaller reporting company ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES          NO    X

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant=s Common Stock as quoted on The Nasdaq Stock Market LLC on December 31, 2007* was $220,924,531 (22,451,680 shares at $9.84 per share).  For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.  As of March 26, 2008, the registrant had outstanding 22,852,800 shares of common stock.
________
* The Registrant was not a public company the last business day of the second quarter of its fiscal year and therefore has used December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of Registrant's Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders  (Part III).

FIRST FINANCIAL NORTHWEST, INC.
2007 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

ASafe Harbor@ statement under the Private Securities Litigation Reform Act of 1995:  This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential."  These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company=s strategies.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  The Company=s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company=s primary market area; deposit flows; demand for residential, construction/land development, commercial real estate, consumer, and other types of loans; our ability to manage our growth, levels of our non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission.  Accordingly, these factors should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements.  The Company undertakes no responsibility to update or revise any forward-looking statements.  These risks could cause our actual results beyond 2007 to differ materially from those expressed in any financial statements made by or on behalf of the Company.

As used throughout this report, the terms Awe@, Aour@, Aus@ or the ACompany@ refer to First Financial Northwest, Inc. and its consolidated subsidiaries.

(ii)

PART I

Item 1.  Business

General

First Financial Northwest, Inc. ("First Financial Northwest" or ACompany@), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest ("First Savings Bank") in connection with the conversion from a mutual holding company structure to a stock holding company structure.  The mutual to stock conversion was completed on October 9, 2007 through the sale and issuance of 22,852,800 shares of common stock by First Financial Northwest including 1,692,800 shares contributed to our charitable foundation the First Financial Northwest Foundation, Inc. that was established in connection with the mutual to stock conversion.  At December 31, 2007, we had total assets of $1.1 billion, total deposits of $729.5 million and total shareholders' equity of $309.3 million.  First Financial Northwest=s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Savings Bank.

First Savings Bank was organized in 1923 as a Washington state chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state chartered mutual savings bank in 1992.  In 2002, First Savings Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank and became the wholly-owned subsidiary of First Financial of Renton.  In connection with the conversion, First Savings Bank changed its name to AFirst Savings Bank Northwest.@

First Savings Bank is examined and regulated by the Washington Department of Financial Institutions, its primary regulator, and by the Federal Deposit Insurance Corporation.  First Savings Bank is required to have certain reserves set by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank of Seattle, which is one of the 12 regional banks in the Federal Home Loan Bank System.

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce and Snohomish counties, Washington through our full-service banking office and automated teller machine.  We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.  Our recent business strategy has included an increased emphasis on the expansion of construction/land development and commercial real estate lending.  Consistent with this strategy, on December 30, 2005 we completed our acquisition of Executive House, Inc., a mortgage banking company, in a cash acquisition for approximately $15.0 million.  Prior to the acquisition, in the normal course of business, we purchased loans from Executive House for which Executive House maintained the servicing rights.

During 2006 and 2007, we continued to operate Executive House as a separate subsidiary, primarily originating loans on behalf of First Savings Bank. Effective January 1, 2008, the lending operations of Executive House were assumed by First Savings Bank, creating a commercial lending division within First Savings Bank while retaining Executive House's commercial real estate/construction lending emphasis.

A large percentage of our loans consist of construction/land development loans and to a lesser extent, commercial and multi-family loans which were originated by our subsidiary, Executive House either prior to or subsequent to our acquisition.  At the time of the acquisition, Executive House had total assets of $71.9 million, net outstanding loans of $70.3 million and was servicing $297.0 million of loans, including $234.2 million owned by First Savings Bank.

At December 31, 2007, $288.4 million or 28.82% of our total loan portfolio consisted of construction/land development loans and $204.8 million or 20.46% of our total loan portfolio consisted of commercial real estate loans, including commercial real estate construction loans of $15.5 million. At that date, $76.0 million or 7.60% of our total loan portfolio consisted of multi-family residential real estate loans.  There were no multi-family construction loans at December 31, 2007.  Through Executive House we have established core lending relationships with real estate builders representing $190.8 million, or 66.16% of our total construction/land development loan portfolio at December 31, 2007.

Of this amount, $103.1 million or 35.75% in total, or $81.0 million or 41.24%, net of loans in process, are construction/land development loans with three builders.  See Item 1A., ARisk Factors B Our business is subject to variouslending risks which could adversely impact our results of operations and financial condition.@ Because the acquisition was consummated on December 30, 2005, the assets and liabilities of Executive House were included in our consolidated balance sheets at December 31, 2005.  However, the results of operations of Executive House have not been included in our consolidated financial statements for the periods before the completion of the acquisition.

We also originate mortgage loans secured by one- to four-family residential real estate and consumer loans.  At December 31, 2007, $424.9 million or 42.45% of our total loan portfolio was comprised of one- to four-family loans and $6.7 million or 0.67% of our total loan portfolio were consumer loans.

The principal executive offices of First Savings Bank are located at 201 Wells Avenue South, Renton, Washington, 98057 and its telephone number is (425) 255-4400.

Recent Developments

New Chief Financial Officer.  Effective February 19, 2008, the Company hired Kari A. Stenslie as its Chief Financial Officer.  Ms. Stenslie is a certified public accountant having nearly 20 years of financial institution experience.

Executive Vice President of Commercial and Construction Lending.  Effective January 1, 2008, David G. Kroeger was promoted from Executive Vice President of Executive House to Executive Vice President of Commercial and Construction Lending of First Savings Bank as part of the assumption of Executive House=s operations by First Savings Bank.

Chief Operating Officer.  Effective January 1, 2008, Roger Elmore was promoted from Senior Operations Officer to Senior Vice President and Chief Operating Officer of First Savings Bank.  Mr. Elmore has been with First Savings Bank since 2004.

Internet Website.  We maintain a website with the address www.fsbnw.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own Internet access charges, we make available free of charge through our website our, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports on our investor information page.  These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC").  All SEC filings of the Company are also available free of charge at the SEC's website at www.sec.gov.

Market Area

We consider our primary market area to be the Puget Sound Region, which consists primarily of King, Snohomish and Pierce counties. The economy of the King, Snohomish and Pierce counties has performed well over the last few years, spurred on by strong growth despite the downsizing of one of its major employers, the Boeing Company during the past decade.  A reduction in growth in any of these markets can adversely affect the level of our construction and commercial real estate lending.  Recently, slower housing market conditions have resulted in an increase of delinquencies in our market area. For more information regarding loan delinquencies and impaired loans see "Asset Quality."

King County has the largest population of any county in the State of Washington, covers approximately 2,134 square miles, and is located on the Puget Sound.  It has a population of approximately 1.8 million residents according to the U.S. Census Bureau 2006 estimates, and a median household income of approximately $75,600 according to 2007 HUD estimates.  King County has a diversified economic base with many industries including shipping and transportation, aerospace (Boeing) and computer technology and biotech industries. According to the Washington State Employment Security Department, the unemployment rate for King County decreased to 3.6% at December 31, 2007 from 4.1% at December 31, 2006.  Residential housing values depreciated in the King County market by 1.1% in the year ended 2007, with a median home price of $435,000 according to the Northwest Multiple Listing Service.

Pierce County has the second largest population of any county in the State of Washington, covers approximately 1,790 square miles and is located along western Puget Sound.  It has approximately 767,000 residents according to the U.S. Census Bureau 2006 estimates, and a median household income of approximately $61,500 according to 2007 U.S. Department of Housing and Urban Development estimates.  The Pierce County economy is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  According to the Washington State Employment Security Department the unemployment rate for Pierce County remained unchanged at 4.9% at December 2007 from 4.9% December 2006.  Residential housing values appreciated in the Pierce County market by 0.7% in the year ended 2007 with a median home price of $277,000 according to the Northwest Multiple Listing Service.

Snohomish County has the third largest population of any county in the State of Washington, covers approximately 2,090 square miles and is located on Puget Sound touching the northern boarder of King County.  It has approximately 670,000 residents according to the U.S. Census Bureau 2006 estimates, and a median household income of approximately $75,600 according to 2007 U.S. Department of Housing and Urban Development estimates.  The economy of Snohomish County is diversified with the presence of military related government employment (Everett Homeport Naval Base), aerospace related employment (Boeing) and retail trade. The unemployment rate for Snohomish County decreased to 4.2% at December 2007 from 4.4% at December 2006. Residential housing values depreciated in the Snohomish County market by 0.4% in the year ended 2007 with a median home price of $359,000 according to the Northwest Multiple Listing Service.

For a discussion regarding the competition in our primary market area, see A-- Competition.@

Lending Activities

General.  We focus our lending activities primarily on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences, commercial real estate, multi-family real estate, and real-estate construction/land development loans.  We offer a limited variety of consumer secured loans, including savings account loans and home equity loans, which includes lines of credit and second mortgage loans.   As of December 31, 2007, the net loan portfolio totaled $880.7 million and represented 77.19% of our total assets.

Our loan policy limits the maximum amount of loans we can make to one borrower to 20% of First Savings Bank=s risk-based capital.  As of December 31, 2007, the maximum amount which we could lend to any one borrower was $38.6 million based on our policy.  Exceptions may be made to this policy with the prior approval of the board of directors if the borrower exhibits financial strength or compensating factors to sufficiently offset any weaknesses based on the loan-to-value ratio, borrower=s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment habits.  The five largest borrowing relationships as of December 31, 2007 in descending order are:

	Aggregate Amount		Number of
Borrower	of Loans (1)	Collateral	Loans

Real estate builder	$40.5 million	residential properties	138
Real estate builder	$40.0 million	residential properties	96
Real estate builder	$28.0 million (2)	residential properties	89
Real estate builder	$27.5 million	residential properties	97
Real estate builder	$19.7 million	residential properties	128
_______
(1)	Net of loans in process at December 31, 2007.
(2)	Of this amount, $23.5 million is considered impaired loans.

All of the loans to these five builders have personal guarantees in place as an additional source of repayment including those made to partnerships and corporations.  All of the properties securing these loans were in our geographic market area.  Management plans to continue to originate real estate and consumer loans primarily within the market area we serve.

Loan Portfolio Analysis. The following table sets forth the composition of First Savings Bank=s loan portfolio by type of loan at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in Thousands)
Real Estate:
One- to four-family residential	$424,863	42.45%	$373,192	48.86%	$266,081	43.18%	$231,553	56.87%	$216,259	60.81%
Multi-family residential	76,039	7.60	79,701	10.44	68,267	11.08	61,913	15.20	55,472	15.60
Commercial	204,798	20.46	153,924	20.15	109,300	17.73	86,558	21.26	68,300	19.20
Construction/land development	288,378	28.82	153,401	20.08	171,246	27.79	25,265	6.20	13,880	3.90
Total real estate	994,078	99.33	760,218	99.53	614,894	99.78	405,289	99.53	353,911	99.51

Consumer:
Home equity	6,368	0.64	3,038	0.40	915	0.15	932	0.23	1,074	0.30
Savings account	127	0.01	296	0.04	209	0.03	553	0.14	326	0.09
Other	177	0.02	203	0.03	217	0.04	419	0.10	353	0.10
Total consumer	6,672	0.67	3,537	0.47	1,341	0.22	1,904	0.47	1,753	0.49

Total loans	1,000,750	100.00%	763,755	100.00%	616,235	100.00%	407,193	100.00%	355,664	100.00%

Less:
Loans in process	108,939		58,731		71,532		19,762		8,362
Deferred loan fees	3,176		2,725		2,357		2,308		2,362

Allowance for loan losses	7,971		1,971		1,651		995		995

Loans receivable, net	$880,664		$700,328		$540,695		$384,128		$343,945

The following table shows the composition of First Savings Bank=s loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS			(Dollars in Thousands)
Real estate:
One- to four-family residential	$417,820	41.75%	$365,868	47.90%	$264,790	42.97%	$230,222	56.54%	$214,710	60.37%
Multi-family residential	75,748	7.57	78,331	10.26	63,093	10.24	61,401	15.08	54,466	15.31
Commercial	183,922	18.38	151,557	19.84	100,730	16.34	83,857	20.59	64,816	18.23
Construction/ land development	3,928	0.39	11,892	1.56	125,287	20.33	15,072	3.70	6,577	1.85
Total real estate	681,418	68.09	607,648	79.56	553,900	89.88	390,552	95.91	340,569	95.76

Consumer:
Home equity	2,217	0.22	2,151	0.28	915	0.15	932	0.23	1,074	0.30
Savings account	--	--	--	--	209	0.03	553	0.14	326	0.09
Other	177	0.02	203	0.03	217	0.04	419	0.10	353	0.10
Total consumer	2,394	0.24	2,354	0.31	1,341	0.22	1,904	0.47	1,753	0.49

Total fixed-rate loans	683,812	68.33	610,002	79.87	555,241	90.10	392,456	96.38	342,322	96.25

ADJUSTABLE-RATE LOANS
Real estate:
One- to four-family residential	7,043	0.70	7,324	0.96	1,291	0.21	1,332	0.33	1,549	0.44
Multi-family residential	291	0.03	1,370	0.18	5,174	0.84	512	0.13	1,006	0.28
Commercial	20,876	2.09	2,367	0.31	8,570	1.39	2,701	0.66	3,484	0.98
Construction/land development	284,450	28.42	141,509	18.53	45,959	7.46	10,192	2.50	7,303	2.05
Total real estate	312,660	31.24	152,570	19.98	60,994	9.90	14,737	3.62	13,342	3.75

Consumer:
Home equity	4,151	0.42	887	0.11	--	--	--	--	--	--
Savings Account	127	0.01	296	0.04	--	--	--	--	--	--
Other	--	--	--	--	--	--	--	--	--	--
Total consumer	4,278	0.43	1,183	0.15	--	--	--	--	--	--

Total adjustable rate loans	316,938	31.67	153,753	20.13	60,994	9.90	14,737	3.62	13,342	3.75

Total loans	1,000,750	100.00%	763,755	100.00%	616,235	100.00%	407,193	100.00%	355,664	100.00%

Less:
Loans in process	108,939		58,731		71,532		19,762		8,362
Deferred loan fees	3,176		2,725		2,357		2,308		2,362
Allowance for loan losses	7,971		1,971		1,651		995		995

Loans receivable, net	$880,664		$700,328		$540,695		$384,128		$343,945

One- to Four-Family Residential Real Estate Lending.  As of December 31, 2007, $424.9 million, or 42.45%, of our total loan portfolio consisted of permanent loans secured by one- to four-family residences, of which $147.7 million were originated by or previously purchased from Executive House.

First Savings Bank is a traditional fixed rate portfolio lender when it comes to financing residential home loans.  In 2007, we originated $118.6 million in one- to four-family residential loans, most of which had fixed rates and fixed terms.  Most of our residential loan originations are in connection with the refinance of an existing loan rather than the purchase of a home.  Residential mortgage loans are primarily made on owner-occupied properties within King and Pierce Counties of Washington State.  As of December 31, 2007, $417.8 million, or 41.75%, of our one- to four-family residential mortgage loan portfolio consisted of fixed rate loans.  All of our one- to four-family residential mortgage loans require both monthly principal and interest payments.

We also originate a limited number of jumbo fixed rate loans that we retain for our portfolio.  Jumbo loans have balances that are greater than $417,000.  The jumbo loan portfolio, comprised of 142 loans, totaled $93.0 million as of December 31, 2007.  The loans in this portfolio have been priced at rates 0.375% to 0.50% higher than the standard rates quoted on conventional loans.  As of December 31, 2007, $431,000 of our jumbo loan portfolio was over 90 days past due and $648,000 was 60 days past due.  The remaining loans in the jumbo loan portfolio were performing in accordance with their loan repayment terms.

Our fixed-rate, single family residential mortgage loans are normally originated with 15 to 30 year terms, although such loans typically remain outstanding for substantially shorter periods, particularly in a declining interest rate environment.  In addition, substantially all residential mortgage loans in our loan portfolio contain due-on-sale clauses providing that we declare the unpaid amount due and payable upon the sale of the property securing the loan.  Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business.  The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Our lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  We usually obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the secured property.  The maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties is generally 80% on purchases and refinances.  Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by us.  We require the borrowers to obtain title, hazard, and, if necessary, flood insurance.  We generally do not require earthquake insurance because of competitive market factors.

Our construction loans to individuals to build their personal residences typically are structured as construction/permanent loans permitting one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post construction value of the project by an independent fee appraiser.  During the construction phase, which typically lasts for eight months, an approved fee inspector or our designated loan officer makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractor or borrower as construction progresses.  Typically, disbursements are made in seven draws during the construction period.  Construction loans require payment of interest only during the construction phase and are structured to be converted to fixed rate permanent loans at the end of the construction phase.  At December 31, 2007, our construction loans to individuals amounted to $14.8 million or 3.49% of the one- to four-family residential loan balance.

Residential mortgage loans up to $1.5 million are approved by the loan committee which consists of the Chief Executive Officer or the Chief Lending Officer, and two senior loan officers.  Loans in excess of $1.5 million and up to $3.0 million are approved by the Executive Committee which is comprised of the Chief Executive Officer and two outside directors.  Loans in excess of $3.0 million require the approval of the full board of directors.  At December 31, 2007, $526,000 of our one- to four-family residential were delinquent in excess of 90 days or in nonaccrual status.  No one- to four-family residential loans were charged-off during the years ended December 31, 2007, 2006 and 2005.

               Multi-Family and Commercial Real Estate Lending.  We have originated multi-family and commercial real estate loans for over 35 years and enhanced this lending sector with our acquisition of Executive House.

Multi-family and commercial real estate loans up to $3.0 million are approved by the loan committee which consists of the Chief Executive Officer, the Chief Lending Officer and the Executive Vice President.  Loans in excess of $3.0 million and up to $5.0 million are approved by the Executive Committee, which consists of the Chief Executive Officer and two outside directors.  Loans in excess of $5.0 million require the approval of the full board of directors.  As of December 31, 2007, $76.0 million, or 7.60% of our total loan portfolio was secured by multi-family real estate, and $204.8 million, or 20.46% or our loan portfolio was secured by commercial real estate property.  Of these balances, $39.4 million of multi-family real estate loans and $153.3 million of commercial real estate property loans were originated in 2006 and 2007 by or previously purchased from Executive House.  Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings, and warehouses.  Substantially all of our multi-family and commercial real estate loans are secured by properties  located in our market area.

We actively pursue multi-family and commercial real estate loans.  These loans generally are priced at a higher rate of interest than one- to four-family residential loans.  Typically, these loans have higher loan balances, are more complex to evaluate and monitor, and involve a greater degree of risk than one- to four-family residential loans.  Often payments on loans secured by multi-family or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements.  If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

The average size loan in our multi-family and commercial real estate loan portfolios was $724,000 and $931,000, respectively as of December 31, 2007.  We also target individual multi-family and commercial real estate loans between $1.0 million and $5.0 million; however, we can by policy originate loans to one borrower up to 20% of First Savings Bank=s risk-based capital.  The largest multi-family loan as of December 31, 2007 was a 72 unit apartment complex with a net outstanding principal balance at December 31, 2007 of $5.2 million located in Pierce County.  As of December 31, 2007, the largest single commercial real estate loan had a net outstanding balance of $9.0 million and was secured by a retail building located in Pierce County.  These loans were performing according to their respective loan repayment terms, as were all of our multi-family and commercial real estate loans as of December 31, 2007.

We also make construction loans to owners for commercial development projects.  The projects include multi-family, apartment, retail, office/warehouse and office buildings.  These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed.  Disbursement of funds is at our sole discretion and is based on the progress of construction.  The maximum loan-to-value limit applicable to these loans is 75% of the appraised post-construction value.  At December 31, 2007, construction loans amounted to $15.5 million or 5.52% of the combined multi-family and commercial real estate loan portfolio.

These loans are originated on a fixed rate basis with terms up to ten years, with amortization terms up to 30 years.   Interest rates on fixed-rate loans are generally established by considering internal cost of funds, applicable margins, market demand and competitive pricing.

The credit risk related to multi-family and commercial real estate loans is considered to be greater than the risk related to one- to four-family residential or consumer loans because the repayment of multi-family and commercial real estate loans typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower=s business, which can be significantly affected by conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower=s project is reduced due to leases not being obtained or renewed, the borrower=s ability to repay the loan may be impaired. In addition, many of our multi-family and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

If we foreclose on a multi-family or commercial real estate loan, our holding period for the collateral typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, as a result of our increasing emphasis on this type of lending, a large portion of our multi-family and commercial real estate loan portfolio is relatively unseasoned and has not been subjected to unfavorable economic conditions. As a result we may not have enough payment history with which to judge future collectibility or to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, our multi-family and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. At December 31, 2007, no multi-family or commercial real estate loans were delinquent in excess of 90 days or in nonaccrual status.  No multi-family or commercial real estate loans were charged-off during the years ended December 31, 2007, 2006 and 2005.

Construction/Land Development Loans.  Since we initially established a lending relationship in 1977 with Executive House we have been an active originator of construction and land development loans to residential builders for the construction of single-family residences, condominiums, townhouses and residential developments located in our market area.  Beginning in 2005 we significantly increased this lending portfolio through loans purchased from Executive House as part of our strategy to diversify our loan portfolio, ultimately leading to our decision to acquire Executive House later that year.  Effective January 1, 2008, Executive House=s lending operations were assumed by First Savings Bank, creating a commercial lending division for First Savings Bank. At December 31, 2007, our construction/land development loans amounted to $288.4 million, or 28.82%, of our total loan portfolio, substantially all of which were originated by Executive House.  At December 31, 2007, our residential construction lending and land development loans to builders amounted to approximately $179.2 million, and $94.6 million, respectively.  This growth was generated primarily during the first three quarters of the year when the local housing market was still experiencing a strong demand.  Fourth quarter activity slowed down considerably causing inventory buildup and curtailed construction activity.  Our land development loans are generally made to builders intending to develop lots for their own use at a later date.  The remaining $14.6 million balance of our construction/land development loans consisted of multi-family residential and commercial real estate construction loans.  Loan commitment amounts for residential construction loans typically range from $150,000 to $500,000 with an average loan commitment at December 31, 2007 of $438,000. At December 31, 2007, the unadvanced portion of construction/land development loans in process amounted to $92.0 million.

At the dates indicated, the composition of our construction/land development loan portfolio was as follows:

	At December 31,
	2007	2006
	(In Thousands)
One- to four-family residential:
Construction speculative	$179,167	$90,381

Multi-family residential:
Construction speculative	13,322	5,995
Commercial:
Construction speculative	1,324	--

Land development loans	94,565	57,025

Total construction/land development (1)(2)	$288,378	$153,401

___________
(1)	Loans in process for construction/land development at December 31, 2007 and 2006 were $92.0 million and $39.7 million, respectively.
(2)
At December 31, 2007, we had an additional $14.8 million, or 1.48% of our total loan portfolio in construction loans on one- to four-family properties that convert to permanent loans, which are classified in the one- to four-family category.  Also at that date, we had an additional $15.5 million, or 1.55% of our total loan portfolio in construction loans on commercial real estate that convert to permanent loans, which are classified as commercial loans.  There were no multi-family construction loans that convert to permanent loans at December 31, 2007.  Loans in process for these loans at December 31, 2007 and 2006 were $10.0 million and $17.5 million, respectively.

We originate construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $300,000 to $550,000.  Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders and builders in our primary market areas.  The maximum loan-to-value limit applicable to these loans is generally 75% to 80% of the appraised market value upon completion of the project.  We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral.  Development plans are required from builders prior to making the loan. We require that builders maintain adequate insurance coverage.  While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable rates of interest based on The Wall Street Journal Prime Rate and during the term of construction, the accumulated interest is either added to the principal of the loan through an interest reserve, or billed monthly.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  Total loan amounts for site development loans generally range from $500,000 to $6.0 million with an average individual loan commitment at December 31, 2007 of $2.3 million.  At December 31, 2007, our largest construction and site development loan had a net outstanding principal balance of $8.6 million and was secured by a first mortgage lien.  This loan was performing according to its original terms at December 31, 2007.  At December 31, 2007, our three largest borrowing relationships for construction/land development loans had aggregate net outstanding loan balances of $30.1 million, $27.5 million and $23.5 million. These balances do not include other lending relationships we may have with these borrowers.  We did not have any individual construction/land development loans at December 31, 2007 that had balances in excess of $12.5 million.

Our construction/land development loans are based upon estimates of costs and values associated with the completed project.  Construction/land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Further, our ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in King, Pierce and Snohomish counties, Washington which recently has shown signs of weakening. If we lost our relationship with one or more of our larger borrowers building in these counties or there is a continuing decline in the demand for new housing in these counties, it is expected that the demand for construction loans would decline, our liquidity would substantially increase and our net income would be adversely affected. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established relationships. At December 31, 2007, we had $1.0 million of construction/land development loans that were delinquent in excess of 90 days. In addition, a total of $30.7 million construction/land development relationships to one builder were considered impaired as of December 31, 2007.  No construction/land development loans were charged-off during the years ended December 31, 2007, 2006 and 2005.  For more information regarding loan delinquencies and impaired loans please see the AAsset Quality@ section under Item 1.

Consumer Lending.  We offer a limited variety of consumer loans to our customers, consisting primarily of home equity and savings account loans.  Generally, consumer loans have shorter terms to maturity and higher interest rates than mortgage loans.  Consumer loans are made with both fixed and variable interest rates and with varying terms.  At December 31, 2007, consumer loans amounted to $6.7 million, or 0.67%, of the total loan portfolio.

At December 31, 2007, the largest component of the consumer loan portfolio consisted of home equity loans, which totaled $6.4 million, or 0.64%, of the total loan portfolio.  Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses.  The majority of these loans are secured by a first or second mortgage on residential property.  The maximum loan-to-value ratio is 95% or less, when taking into account both the balance of the home equity loans and the first mortgage loan.  Home equity loans allow for a ten-year draw period, and the interest rate is tied to the prime rate as published in The Wall Street Journal, and may include a margin.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower=s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.  These risks are not as prevalent with respect to our consumer loan portfolio because a large percentage of the portfolio consists of home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans.  Nevertheless, home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold and do not have private mortgage insurance coverage.  At December 31, 2007, no consumer loans were delinquent in excess of 90 days or in nonaccrual status.  No consumer loans were charged-off during the years ended December 31, 2007 or 2006, and $27,000 was charged-off in 2005.

Loan Maturity and Repricing.  The following table sets forth certain information at December 31, 2007 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

		After	After	After
		One Year	3 Years	5 Years
	Within	Through	Through	Through	Beyond
	One Year	3 Years	5 Years	10 Years	10 Years	Total
	(In Thousands)
Real Estate:
One- to four-family residential	$9,177	$11,804	$25,218	$193,219	$185,445	$424,863
Multi-family residential	2,147	8,052	9,230	55,959	651	76,039
Commercial	17,998	1,412	15,868	156,079	13,441	204,798
Construction/land development	282,435	5,943	--	--	--	288,378
Total real estate	311,757	27,211	50,316	405,257	199,537	994,078

Consumer:
Home equity	4,972	63	--	1,286	47	6,368
Savings account	127	--	--	--	--	127
Other	92	65	20	--	--	177
Total consumer	5,191	128	20	1,286	47	6,672

Total	$316,948	$27,339	$50,336	$406,543	$199,584	$1,000,750

The following table sets forth the dollar amount of all loans due after December 31, 2008, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
	(In Thousands)
Real Estate:
One- to four-family residential	$414,000	$1,686	$415,686
Multi-family residential	73,601	291	73,892
Commercial	181,701	5,099	186,800
Construction/land development	968	4,974	5,942
Total real estate	670,270	12,050	682,320

Consumer:
Home equity	1,396	--	1,396
Savings account	--	--	--
Other	86	--	86
Total consumer	1,482	--	1,482

Total	$671,752	$12,050	$683,802

Loan Solicitation and Processing.  The majority of our consumer and residential mortgage loan originations are generated through First Savings Bank and from time to time through outside brokers.  We originate multi-family, commercial real estate and construction/land development loans primarily using First Savings Bank loan officers, with referrals coming from builders and existing customers.  During the year ended December 31, 2007, through our Executive House lending operations, we originated construction/land development loans of $233.7 million. These originations included $155.5 million of one- to four-family construction loans to builders, $13.3 million of multi-family construction loans, $63.6 million of land development loans, and $1.3 million of commercial/nonresidential construction loans.  The balance of our Executive House loan originations consisted primarily of one-to four family loans to individual borrowers.

Upon receipt of a loan application from a prospective borrower, we obtain a credit report and other data to verify specific information relating to the loan applicant=s employment, income, and credit standing.  All real estate loans requiring an appraisal are done by an independent third-party appraiser.  All appraisers are approved by us, and their credentials are reviewed annually, as is the quality of their appraisals.

We use a multi-tier lending matrix depending on the type and size of the consumer credit to be approved.  We also allow for individual lending authorities, joint lending authorities, a management loan committee approval, and a loan and investment committee (comprised of directors) approval.

We require title insurance on all real estate loans, and fire and casualty insurance on all secured loans and on home equity loans where the property serves as collateral.

Loan Originations, Servicing, Purchases, Sales and Repayments.  For the years ended December 31, 2007 and 2006, our total loan originations were $434.4 million and $312.9 million, respectively.

One- to four-family home loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of our special community development loans under the Community Reinvestment Act.  We originate residential first mortgages and service them using an in-house mortgage system.  Our loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our board-approved loan policy.

Fixed-rate residential mortgage loans with terms of 30 years or less and adjustable rate mortgage loans are generally held in our portfolio.  Loan sales were $5.8 million and $4.2 million for the years ended December 31, 2007 and 2006, respectively.  Loans are generally sold on a non-recourse basis.  As of December 31, 2007, our loan servicing portfolio for outside investors was $56.3 million.

Prior to its acquisition in 2005, Executive House represented approximately $218.1 million and $58.7 million, or 71% and 47% of First Savings Bank=s loan production volume at December 31, 2005 and 2004, respectively, and serviced approximately $351.4 million and $188.8 million, or 57% and 47% of First Savings Bank=s loan portfolio at December 31, 2005 and 2004, respectively. During 2007, Executive House originated approximately $340.8 million, or 78.45% of our loan production volume.

The following table shows total loans originated, purchased, sold and repayments during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Loans Originated:
Real estate:
One- to four-family residential	$118,554	$126,179	$68,012
Multi-family residential	10,005	12,666	7,434
Commercial	66,313	51,855	11,880
Construction/land development	233,656	118,367	3,583
Total real estate	428,528	309,067	90,909

Consumer:
Home equity	5,874	3,099	24
Savings account	25	721	180
Other	--	35	220
Total consumer	5,899	3,855	424

Total Loans Originated	434,427	312,922	91,333

Loans Purchased	25	6,130	218,230

Total whole loans sold	5,796	4,245	--

Principal repayments	191,690	167,287	99,733
Change in other items, net	(56,630)	12,113	(53,263)

Net increase in loans, net	$180,336	$159,633	$156,567

Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower.  The amount of fees charged to the borrower on one- to four-family residential loans and on multi-family and commercial real estate loans can range up to 1.5%.  Generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid or sold are recognized as income at the time of prepayment.  We had $3.2 million of net deferred mortgage loan fees as of December 31, 2007.

One- to four-family loans are generally originated without a prepayment penalty.  The majority of multi-family and commercial real estate loans, however, have prepayment penalties associated with the loans.  We offer two types of prepayment penalty options depending upon the loan type and rate selected by the borrower.  The majority of the recent multi-family and commercial real estate loan originations have a 3%, 2%, 1% prepayment penalty (3% in year one, 2% in year two, 1% in year three, and no fees after year three).

Asset Quality

As of December 31, 2007, we had an aggregate of $2.5 million, or 0.25%, of total loans 61 days or more delinquent consisting of five one- to four-family residential loans and five construction/land development loans.  We generally assess late fees or penalty charges on delinquent loans of up to 5.00% of the monthly payment.  The borrower is given up to a 15 day grace period to make the loan payment.

We generally send delinquent borrowers three consecutive written notices when the loan becomes ten, 15 and 45 days past due.  Late charges are incurred when the loan becomes ten to 15 days past due depending upon the loan product.  Our collection department actively attempts to collect on delinquent loans when they become 61 days past due.  If the loan is not brought current, we continually try to contact the borrower in writing until the account is brought current.  When the loan is 90 days past due, collectors will attempt to interview the borrower to determine the cause of the delinquency, and to obtain a mutually satisfactory arrangement to bring the loan current.

If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to recover the collateral securing the loan according to the terms of the security instrument and applicable law.  The following table shows our delinquent loans by the type of loan and number of days delinquent as of December 31, 2007:

	Loans Delinquent For:				Total
	61-90 Days		Over 90 Days		Delinquent Loans
		Principal		Principal		Principal
	Number	Balance	Number	Balance	Number	Balance
	of Loans	Loans	of Loans	Loans	of Loans	Loans
(Dollars in Thousands)
Real estate:
One- to four-family residential	2	$739	3	$526	5	$1,265
Multi-family residential	--	--	--	--	--	--
Commercial	--	--	--	--	--	--
Construction/land development	1	228	4	1,036	5	1,264
Total real estate	3	967	7	1,562	10	2,529

Consumer:
Home equity	--	--	--	--	--	--
Savings account	--	--	--	--	--	--
Other	--	--	--	--	--	--
Total consumer	--	--	--	--	--	--

Total	3	$967	7	$1,562	10	$2,529

Non-performing Assets.  The following table sets forth information with respect to our non-performing assets and restructured loans within the meaning of Statement of Financial Accounting Standards No. 114 for the periods indicated.

	At December 31,
	2007	2006	2005	2004	2003
		(Dollars in Thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One- to four-family residential	$526	$154	$300	$265	$680
Construction/land development	31,729	--	--	--	--

Accruing loans which are contractually due
90 days or more:
One- to four-family residential	--	--	--	--	--

Total	$32,255	$154	$300	$265	$680

Total of nonaccrual and 90 days past due loans	$32,255	$154	$300	$265	$680
Repossessed assets	--	--	--	--	--
Real estate owned	--	--	--	--	--

Total nonperforming assets	$32,255	$154	$300	$265	$680

Restructured loans	--	--	--	--	--

Nonaccrual and 90 days or more past due
loans as a percentage of total loans	3.22%	0.02%	0.05%	0.07%	0.19%

Nonaccrual and 90 days or more past due
loans as a percentage of total assets	2.83%	0.02%	0.03%	0.03%	0.09%

Nonperforming assets as a percentage of
total assets	2.83%	0.02%	0.03%	0.03%	0.09%

Total loans	$1,000,750	$763,755	$616,235	$407,193	$355,664

Non-accrued interest (1)	$391	$4	$4	$11	$12

Total assets	$1,140,888	$1,004,711	$879,650	$776,363	$726,876
_______
  (1)    Represents foregone interest on nonaccural loans.

    When a loan becomes 90 days delinquent, we generally place the loan on non-accrual status unless the credit is well secured and in the process of collection.  Loans may be placed on non-accrual status prior to being 90 days delinquent if there is an identified problem.  As of December 31, 2007, non-accrual loans and loans 90 days or more past due was $32.3 million as a percentage of total loans was 3.22%, and as a percentage of total assets was 2.83%.  Of our non-performing assets, $30.7 million represent total loans to one builder for projects secured by real estate in King, Pierce and Thurston counties, Washington.  Of this amount $7.2 million had not been disbursed. These loans are to a builder of entry level homes whose sales have been affected by the current credit tightening as the purchasers generally have lower credit scores and a minimal amount of equity in the property.

    Real Estate Owned and Other Repossessed Assets.  Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs.  We had no real estate owned or repossessed assets as of December 31, 2007.

    Restructured Loans.  According to generally accepted accounting principles, we are required to account for certain loan modifications or restructuring as a Atroubled debt restructuring.@  In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to the borrower=s financial difficulties, grant a concession to the borrowers that we would not otherwise consider.  We had no restructured loans as of December 31, 2007.

    Classified Assets.  Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

    When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent and approved by the asset liability management committee to address the risk specifically.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to charge off those assets in the period in which they are deemed uncollectible.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the Washington State Department of Financial Institutions, which can order the establishment of additional loss allowances. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated as special mention.

    In connection with the filing of periodic reports with the FDIC and in accordance with our classification of assets policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets, as of December 31, 2007, we had classified $35.5 million of our assets as substandard, no assets were classified as loss, doubtful or special mention.  Substantially all of the assets classified substandard represent loans to one builder for projects secured by real estate in King, Pierce and Thurston counties, Washington.  This is an entry level builder whose sales have been impacted by the current credit tightening as the purchasers generally have lower credit scores and a minimal amount of equity in the property.  With the exception of these classified loans, management is not aware of any loans as of December 31, 2007, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

  The aggregate amounts of our classified and special mention, assets at the dates indicated (as determined by management), were as follows:

	At December 31,
	2007	2006	2005
	(In Thousands)
Classified Assets:
Loss	$--	$--	$--
Doubtful	--	--	--
Substandard	35,541	448	458
Special mention	--	4,500	4,500
Total	$35,541	$4,948	$4,958

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

    Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances.  The formula allowance is determined by applying an estimated loss percentage to various groups of loans.  The loss percentages are generally based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types.

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

    The provision for loan losses was $6.0 million and $320,000 for the year ended December 31, 2007 and 2006, respectively.   Of the $6.0 million provision for loan losses, $4.5 million related to impaired residential construction loans originated by First Savings Bank=s subsidiary Executive House.  The loans were made to a real estate developer for projects secured by real estate located in King, Pierce and Thurston counties, Washington.  First Savings Bank continues to monitor these loans closely.  The additional increase in the loss provision was the result of our increased construction/land development portfolio and the incremental risks associated with the increased lending activities. The allowance for loan losses was $8.0 million or 0.80% of total loans at December 31, 2007 as compared to $2.0 million, or 0.26% of total loans outstanding at December 31, 2006. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.  Management will continue to review the adequacy of the allowance for loan losses and make adjustments to the provision for loan losses based on loan growth, economic conditions, charge-offs and portfolio composition.

    A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrowers, including length of the delay, the reasons for the delay, the borrower=s prior payment record and the amounts of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for commercial and construction/land development loans by the fair value of the collateral.

    We separately identify individual loans for impairment purposes.  The remaining groups of smaller balance homogeneous loans are collectively evaluated for impairment.

    As of December 31, 2007, 2006 and 2005, we had $30.7 million, $0 and $0, respectively, of loans considered as impaired.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	At December 31,
	2007			2006			2005			2004			2003
	Loan Balance	Allowance by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans in Loan Category to total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans in Loan Category to total Loans
Real estate:				(Dollars in Thousands)
One- to four-
family residential	$424,863	$1,508	42.45%	$373,192	$302	48.86%	$266,081	$259	43.18%	$231,553	$325	56.87%	$216,259	$317	60.81%
Multi-family
residential	76,039	151	7.60	79,701	38	10.44	68,267	30	11.08	61,913	131	15.20	55,472	28	15.60
Commercial	204,798	1,066	20.46	153,924	515	20.15	109,300	405	17.73	86,558	403	21.26	68,300	238	19.20
Construction/land
development	288,378	5,128	28.82	153,401	1,094	20.08	171,246	950	27.79	25,265	134	6.20	13,880	411	3.90
Total real estate	994,078	7,853	99.33	760,218	1,949	99.53	614,894	1,644	99.78	405,289	993	99.53	353,911	994	99.51

Consumer:
Home equity	6,368	118	0.64	3,038	22	0.40	915	7	0.15	932	2	0.23	1,074	1	0.30
Savings account	127	--	0.01	296	--	0.04	209	--	0.03	553	--	0.14	326	--	0.09
Other	177	--	0.02	203	--	0.03	217	--	0.04	419	--	0.10	353	--	0.10
Total consumer	6,672	118	0.67	3,537	22	0.47	1,341	7	0.22	1,904	2	0.47	1,753	1	0.49

Unallocated	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--

Total	$1,000,750	$7,971	100.00%	$763,755	$1,971	100.00%	$616,235	$1,651	100.00%	$407,193	$995	100.00%	$355,664	$995	100.00%

Management believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Allowance at beginning of period	$1,971	$1,651	$995	$995	$690
Provision for loan losses	6,000	320	137	--	305

Total recoveries	--	--	--	--	--

Charge-offs:
One-to-four family	--	--	--	--	--
Consumer	--	--	27	--	--

Total charge-offs	--	--	27	--	--
Net charge-offs	--	--	27	--	--
Acquisition of Executive House	--	--	546	--	--
Balance at end of period	$7,971	$1,971	$1,651	$995	$995

Allowance for loan losses as a percentage
of total loans outstanding at the end of
the period	0.80%	0.26%	0.27%	0.24%	0.28%

Net charge-offs to average loans
receivable, net	--	--	0.01	--	--

Allowance for loan losses as a percentage
of nonperforming loans at end of period	24.71%	1279.87%	550.33%	375.47%	146.32%

Investment Activities

General.  Under Washington law, savings banks are permitted to invest in various types of liquid assets, including U.S.  Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker=s acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities, and obligations of states and their political sub-divisions.

The investment committee, consisting of the Chief Executive Officer, Chief Financial Officer and Controller of First Savings Bank have the authority and responsibility to administer our investment policy, monitor portfolio strategies, and recommend appropriate changes to policy and strategies to the Board.  On a monthly basis, our management reports to the board a summary of investment holdings with respective market values, and all purchases and sales of investment securities.  The Chief Executive Officer has the primary responsibility for the management of the investment portfolio.  The Chief Executive Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of proposed investments.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

At December 31, 2007, our investment portfolios consisted principally of mortgage-backed securities, U.S. Government Agency obligations, municipal bonds and mutual funds consisting of mortgage-backed securities.  From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management=s projected demand for funds for loan originations, deposits and other activities.

Mortgage-Backed Securities.  The mortgage-backed securities in our portfolios were comprised of Freddie Mac, Fannie Mae, and Ginnie Mae mortgage-backed securities.  The principal on these securities is backed by the U.S. agency issuing the security.  The underlying mortgages to these securities are seasoned and do not contain sub-prime mortgages.  The mortgage-backed securities held in the available for sale category had a weighted average yield of 4.43% at December 31, 2007, while the mortgage-backed securities in the held to maturity portfolio had a weighted average yield of 4.77%.

U.S. Government Agency Obligations.  At December 31, 2007, the portfolios had a weighted-average- yield of 5.11% and 4.37%, in the available for sale and held to maturity categories, respectively.

Municipal Bonds.  The tax-exempt and taxable municipal bond portfolios were comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations.   All bonds are rate AA@ or better and are from issuers located within the State of Washington.  The weighted average yield on the tax exempt bonds (on a tax equivalent basis) was 6.20% at December 31, 2007, while the weighted average yield on the taxable municipal bonds was 4.54% for the same period.

Federal Home Loan Bank Stock.  As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle.  The amount of stock we hold is based on guidelines specified by the Federal Home Loan Bank of Seattle.  The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of Seattle.  The carrying value of Federal Home Loan Bank stock totaled $4.7 million and had a weighted-average-yield of 0.60% at December 31, 2007.

The following table sets forth the composition of our investment securities portfolios at the dates indicated.  The amortized cost of the available for sale investments is their net book value before the mark-to-market fair value adjustment.

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Available for sale:
U.S. Government agencies	$2,001	$2,004	$2,016	$2,009	$--	$--
Mortgage-backed securities:
Federal Home Loan
Mortgage Corporation	36,794	36,190	45,815	44,505	57,206	55,624
Federal National Mortgage Association	66,594	65,638	85,195	82,775	106,616	103,735
Government National
Mortgage Association	10,116	10,057	14,315	14,091	19,846	19,497
Mutual fund	6,120	5,948	5,819	5,671	5,559	5,423
Total available for sale	$121,625	$119,837	$153,160	$149,051	$189,227	$184,279

Held to maturity:
U.S. Government agencies	$3,931	$3,976	$3,443	$3,402	$3,026	$2,982
Tax-exempt municipal bonds	73,912	75,019	78,598	79,661	80,195	82,440
Taxable municipal bonds	1,659	1,656	1,677	1,660	1,174	1,152
Mortgage-backed securities:
Federal National Mortgage Association	907	893	3,067	3,000	2,268	2,189
Other securities	1	1	1	1	--	--
Total held to maturity	$80,410	$81,545	$86,786	$87,724	$86,663	$88,763

Subsequent to December 31, 2007, the Company elected to make a one time transfer of its entire investments held to maturity portfolio to investments available for sale portfolio as a tax planning strategy.  During January 2008, a portion of the tax-exempt municipal bond portfolio was sold.  Gross proceeds from the sales were $62.6 million with gross gains of $1.4 million and gross losses of $56,000.

The table below sets forth information regarding the carrying value, weighted average yields and maturities or call dates of First Savings Bank=s investment portfolio at December 31, 2007.  Federal Home Loan Bank stock has no stated maturity and is included in the total column only.

	At December 31, 2007
	Amount Due or Repricing within:
			Over One to		Over Five to
	One Year or Less		Five Years		Ten Years		Over Ten Years		Totals
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in Thousands)
Available for sale:
U.S. Government agencies	$--	--%	$--	--%	$2,004	5.11%	$--	--%	$2,004	5.11%
Mortgage-backed securities	17	5.82	6,830	4.50	37,673	4.28	67,365	4.51	111,885	4.43
Mutual fund	5,948	5.02	--	--	--	--	--	--	5,948	5.02
Total available for sale	$5,965	5.02%	$6,830	4.50%	$39,677	4.32%	$67,365	4.51%	$119,837	4.47%

Held to maturity:
U.S. Government agencies	$--	--%	$1,977	4.56%	$1,954	4.17%	$--	--%	$3,931	4.37%
Tax-exempt municipal bonds (1)	1,605	6.79	11,052	5.39	12,366	6.12	48,889	6.39%	73,912	6.20
Taxable municipal bonds	1,005	3.85	--	--	--	--	654	5.61	1,659	4.54
Mortgage-backed securities	--	--	--	--	907	4.77	--	--	907	4.77
Other securities	1	--	--	--	--	--	--	--	1	--
Total held to maturity	$2,611	5.66%	$13,029	5.27%	$15,227	5.79%	$49,543	6.38%	$80,410	6.06%

Federal Home Loan Bank stock	$--	--%	$--	--%	$--	--%	$--	--%	$4,671	0.60%

______________
(1)	Yields on tax exempt obligations are computed on a tax equivalent basis.

Deposit Activities and Other Sources of Funds

General.  Deposits and loan repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions.  Borrowings from the Federal Home Loan Bank of Seattle are used to supplement the availability of funds from other sources and also as a source of term funds to assist in the management of interest rate risk.

Our deposit composition reflects a mixture of noninterest-bearing accounts, NOW accounts, statement savings accounts, money market accounts and certificates of deposit.  We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits.

Deposits.  Substantially all of our depositors are residents of Washington State.  Deposits are attracted from within our market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, statement savings accounts and certificates of deposit with a variety of rates.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the development of long term profitable customer relationships, current market interest rates, current maturity structure and deposit mix,  our customer preferences and the profitability of acquiring customer deposits compared to alternative sources.

At December 31, 2007, our deposits totaled $729.5 million.  We had $346.2 million of jumbo ($100,000 or more) certificates of deposit of which $65.3 million were public funds, which represent 47.46% and 8.95%, respectively, of total deposits at December 31, 2007.  There were no brokered deposits at December 31, 2007.

In the unlikely event we are liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to First Financial Northwest, as the sole shareholder of First Savings Bank.

Deposit Activities.  The following table sets forth our total deposit activities for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)

Beginning balance	$750,710	$689,502	$666,271
Net increase (decrease) in deposits before interest credited	(54,687)	31,789	1,625
Interest credited	33,471	29,419	21,606
Net increase (decrease) in deposits	(21,216)	61,208	23,231
Ending balance	$729,494	$750,710	$689,502

The following table sets forth information concerning our certificates of deposit and other deposits at December 31, 2007.

Weighted
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
			(In Thousands)

--%	N/A	Noninterest-bearing demand accounts	$1,652	N/A	0.23%
0.67	N/A	NOW accounts	12,428	N/A	1.70
1.75	N/A	Statement savings accounts	11,591	N/A	1.59
2.66	N/A	Money market accounts	161,433	N/A	22.13
		Certificates of deposit
3.65	3 month		831	$1,000
4.89	6 month		5,450	1,000
3.89	9 month		210	1,000
4.95	Variable 12 month		507	1,000
5.08	12 month		314,816	1,000
4.68	18 month		7,062	1,000
4.44	24 month		16,631	1,000
4.76	30 month		45,323	1,000
4.67	36 month		13,071	1,000
5.02	48 month		132,015	1,000
4.40	60 month		6,374	1,000
5.15	72 month		100	1,000
		Total Certificates	542,390		74.35
		TOTAL	$729,494		100.00%

Certificates of Deposit.  The following table sets forth the amount and maturities of certificates of deposit at December 31, 2007.

	Amount Due
		After 1 Year	After 2 Years	After 3 Years
	Within	Through	Through	Through	Beyond
	1 Year	2 Years	3 Years	4 Years	4 Years	Total
	(In Thousands)

1.01 - 2.00%	$--	$--	$3	$--	$--	$3
2.01 - 3.00%	--	--	--	--	--	--
3.01 - 4.00%	5,754	1,541	--	--	--	7,295
4.01 - 5.00%	102,000	44,506	23,486	5,662	266	175,920
5.01 - 6.00%	279,955	18,281	25,087	29,501	6,348	359,172
Total	$387,709	$64,328	$48,576	$35,163	$6,614	$542,390

The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2007.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Certificates
Maturity Period	of Deposit
(In Thousands)

Three months or less	$48,819
Over three through six months	59,802
Over six through twelve months	126,813
Over twelve months	110,717
Total	$346,151

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts we offered  at the dates indicated.

	At December 31,
	2007		2006		2005
		Percent		Percent		Percent
		of		of		of
	Amount	Total	Amount	Total	Amount	Total
(Dollars in Thousands)

Noninterest-bearing accounts	$1,652	0.23%	$3,737	0.50%	$1,204	0.17%
NOW accounts	12,428	1.70	10,104	1.34	13,140	1.91
Statement savings accounts	11,591	1.59	14,280	1.90	19,157	2.78
Money market accounts	161,433	22.13	198,178	26.40	179,488	26.03
Certificates of deposit:
1.01 - 2.00%	3	--	--	--	735	0.11
2.01 - 3.00%	--	--	2,446	0.33	26,701	3.87
3.01 - 4.00%	7,295	1.00	46,760	6.23	203,438	29.51
4.01 - 5.00%	175,920	24.12	219,413	29.23	227,660	33.01
5.01 - 6.00%	359,172	49.23	255,792	34.07	16,526	2.40
6.01 - 7.00%	--	--	--	--	1,453	0.21
Total certificates
of deposit	542,390	74.35	524,411	69.86	476,513	69.11
Total	$729,494	100.00%	$750,710	100.00%	$689,502	100.00%

Borrowings.  Customer deposits are the primary source of funds for our lending and investment activities.  We use advances from the Federal Home Loan Bank of Seattle to supplement our supply of lendable funds to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities.

As one of our capital management strategies, we have used advances from the Federal Home Loan Bank of Seattle to fund loan originations in order to increase our net interest income.  We will continue to utilize leverage strategies within applicable regulatory requirements or restrictions.  Such borrowings would be expected to primarily consist of Federal Home Loan Bank of Seattle advances.

As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities.

Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We maintain a committed credit facility with the Federal Home Loan Bank of Seattle that provides for immediately available advances, which at December 31, 2007 was $331.8 million.  During the mutual to stock conversion, First Savings Bank experienced larger levels of liquidity on a daily basis.  First Savings Bank utilized this excess liquidity to reduce its interest costs by reducing its daily balances in advances.  At December 31, 2007, outstanding advances to First Savings Bank from the Federal Home Loan Bank of Seattle totaled $96.0 million.

The following table sets forth information regarding Federal Home Loan Bank of Seattle advances by us at the end of and during the periods indicated.  The table includes both long- and short-term borrowings.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Maximum amount of borrowing outstanding
at any month end:
Federal Home Loan Bank advances	$224,000	$147,000	$90,000

Approximate average borrowing outstanding:
Federal Home Loan Bank advances	$149,365	$119,966	$12,616

Approximate weighted average rate paid on:
Federal Home Loan Bank advances	5.37%	5.22%	4.53%

	At December 31,
	2007	2006	2005
	(Dollars in Thousands)
Balance outstanding at end of period:
Federal Home Loan Bank advances	$96,000	$147,000	$90,000

Weighted average rate paid on:
Federal Home Loan Bank advances	4.32%	5.52%	4.29%

Subsidiaries and Other Activities

First Financial Northwest. First Financial Northwest has two wholly-owned subsidiaries, First Savings Bank and First Financial Diversified.  First Financial Diversified primarily provides escrow services to First Savings Bank and its subsidiary, Executive House, other major area lenders and some private individuals.  First Financial Diversified also offers limited consumer loans to First Savings Bank=s customers, which consist of short-term unsecured loans, second mortgages and, to a lesser extent, home equity loans.  At December 31, 2007, loans from First Financial Diversified represented less than one percent of the Company=s loan portfolio.

First Savings Bank.  First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce and Snohomish counties, Washington through our full-service banking office and automated teller machine.  We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.  Our recent business strategy has included an increased emphasis on the expansion of construction/land development and commercial real estate lending.  Consistent with this strategy, First Savings Bank acquired Executive House, Inc. in December 2005 for the purpose of preserving a business relationship of over 30 years.  Executive House is the only wholly-owned subsidiary of First Savings Bank and its primary function is to provide multi-family, commercial real estate and construction/land development loans for First Savings Bank.  Prior to its acquisition in 2005, Executive House represented approximately $218.1 million and $58.7 million, or 71% and 47%

 of First Savings Bank=s loan production volume during the years ended December 31, 2005 and 2004, respectively, and serviced approximately $351.4 million and $188.8 million, or 57% and 46% of First Savings Bank=s loan portfolio at December 31, 2005 and 2004, respectively.  During 2007, loan originations by Executive House represented approximately $340.8 million, or 78.45% of the Company=s total loan production volume.

Effective January 1, 2008, the lending operations of Executive House were assumed by First Savings Bank, creating a commercial lending division of First Savings Bank while retaining Executive House=s commercial/construction lending emphasis.

Competition

We face intense competition in originating loans and in attracting deposits within our targeted geographic market.  We compete by consistently delivering high-quality, personal service to our customers that result in a high level of customer satisfaction.

With our one office in King County, and none outside of this county, we currently rank eighth in terms of deposits with a deposit market share of 1.77%, among the 60 federally insured depository institutions in King County, our primary market.  Our key competitors are Banner Bank, Columbia State Bank, First Mutual Bank, Frontier Bank, US Bank and Washington Mutual.  These competitors control approximately 28.0% of the King County deposit market with deposits of $13.8 billion, of the $49.3 billion total deposits in King County as of June 30, 2007.  Outside of our stated key competitors, there is one competitor that has over 34.0% control of the King County deposit market and has 96 offices in King County and over 5,600 offices outside King County.  In addition, of our key and non-key competitors, five have over 75.0% control of the deposits in King County.  Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are an increasingly competing challenge for consumer deposit relationships.

Our competition for loans comes principally from commercial banks, mortgage brokers, thrift institutions, credit unions and finance companies.   Several other financial institutions, including those previously mentioned, have greater resources than we do and compete with us for banking business in our targeted market area.  These national institutions have far more resources than we do and as a result are able to offer a broader range of services such as trust departments, business lending, merchant banking and enhanced retail services.  Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources and allocate their investment assets to regions of highest yield and demand.  The challenges posed by such large competitors may impact our ability to originate loans, secure low cost deposits and establish product pricing levels that support our net interest margin goals, which may limit our future growth and earnings prospects.

Natural Disasters

King, Pierce and Snohomish counties, where substantially all of the real and personal properties securing our loans are located, is an earthquake-prone region.  We have not suffered any losses in the last five years from earthquake damage to collateral secured loans, which include the February 2001 major earthquake in the region.  Although we have experienced no losses related to earthquakes, a major earthquake could result in material loss to us in two primary ways.  If an earthquake damages real or personal properties collateralizing outstanding loans to the point of insurable loss, material loss would be suffered to the extent that the properties are uninsured or inadequately insured.  A substantial number of our borrowers do not have insurance which provides for coverage as a result of losses from earthquakes.  In addition, if the collateralized properties are only damaged and not destroyed to the point of total insurable loss, borrowers may suffer sustained job interruptions or job loss, which may materially impair their ability to meet the terms of their loan obligations.  While risk of credit loss can be insured against by, for example, job interruption insurance or Aumbrella@ insurance policies, such forms of insurance often are beyond the financial means of many individuals.  Accordingly, for most individuals, sustained job interruption or job loss would likely result in financial hardship that could lead to delinquency in their financial obligations or even bankruptcy.

Accordingly, no assurances can be given that a major earthquake in our primary market area will not result in material losses to us.

Employees

At December 31, 2007, we had 78 full-time employees and one part-time employee.  Our employees are not represented by any collective bargaining group.  We consider our employee relations to be good.

How We Are Regulated

The following is a brief description of certain laws and regulations which are applicable to First Financial Northwest and First Savings Bank.  Legislation is introduced from time to time in the United States Congress that may affect the operations of First Financial Northwest and First Savings Bank.  In addition, the regulations governing us may be amended from time to time by the respective regulators.  Any such legislation or regulatory changes in the future could adversely affect us.  We cannot predict whether any such changes may occur.

As part of the conversion and reorganization, First Savings Bank elected, pursuant to Section 10(l) of the Home Owners= Loan Act, as amended, to be treated as a savings association.  As a result, First Financial Northwest is a registered savings and loan holding company subject to regulation of the Office of Thrift Supervision.  First Savings Bank continues to be regulated by the Washington Department of Financial Institutions and the Federal Deposit Insurance Corporation.

Regulation and Supervision of First Savings Bank

General.  As a state-chartered savings bank, First Savings Bank is subject to applicable provisions of Washington law and regulations of the Washington State Department of Financial Institutions.  State law and regulations govern First Savings Bank=s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices.  Under state law, savings banks in Washington State also generally have all of the powers that federal savings banks have under federal laws and regulations.  First Savings Bank is subject to periodic examination and reporting requirements by and of the Washington State Department of Financial Institutions.

Insurance of Accounts and Regulation by the FDIC.  First Savings Bank is a member of the Deposit Insurance Fund, or DIF, which is administered by the Federal Deposit Insurance Corporation.  The Federal Deposit Insurance Corporation insures deposits up to the applicable limits and this insurance is backed by the full faith and credit of the United States government.  As insurer, the Federal Deposit Insurance Corporation imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the Federal Deposit Insurance Corporation.  It also may prohibit any institution insured by the Federal Deposit Insurance Corporation from engaging in any activity determined by regulation or order to pose a serious risk to the  institution.  The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the Federal Deposit Insurance Corporation adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution=s ranking in one of four risk categories based upon supervisory and capital evaluations.  Well-capitalized institutions (generally those with capital adequacy, asset quality, management, earnings and liquidity, or ACAMELS@ composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points.  The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution=s individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt.  Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively.

Deposit Insurance Fund-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the semi-annual period ended December 31, 2007, the Financing Corporation assessment equaled 1.25 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including First Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation.  Management is aware of no existing circumstances which would result in termination of First Savings Bank=s deposit insurance.

Capital Requirements.  Federally insured savings institutions, such as First Savings Bank, are required to maintain a minimum level of regulatory capital.  Federal Deposit Insurance Corporation regulations recognize two types, or tiers, of capital: core (ATier 1@) capital and supplementary (ATier 2@) capital.  Tier 1 capital generally includes common shareholders= equity and noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

The Federal Deposit Insurance Corporation currently measures an institution=s capital using a leverage limit together with certain risk-based ratios.  The Federal Deposit Insurance Corporation=s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets.  Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets.  At December 31, 2007, First Savings Bank had a Tier 1 leverage capital ratio of 16.62%.  The Federal Deposit Insurance Corporation retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile.

Federal Deposit Insurance Corporation regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank=s capital, the Federal Deposit Insurance Corporation may also consider other factors that may affect the bank=s financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management=s ability to monitor and control financial operating risks.

The Washington Department of Financial Institutions requires that net worth equal at least five percent of total assets.

The table below sets forth First Savings Bank's capital position relative to its FDIC capital requirements at December 31, 2007.  The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC, and First Savings Bank has not been notified by the FDIC of any higher capital requirements specifically applicable to it.

	At December 31
	2007		2006
		Percent of		Percent of
	Amount	Assets (1)	Amount	Assets
	(Dollars in thousands)

Bank equity capital under GAAP	$198,095		$95,192

Total risk-based capital	$192,784	25.91%	$85,385	14.56%
Total risk-based capital requirement	59,522	8.00	46,924	8.00
Excess	$133,262	17.91%	$38,461	6.56%

Tier 1 (leverage) capital (2)	$184,843	24.84%	$83,444	14.23%
Tier 1 (leverage) capital requirement	29,761	4.00	23,462	4.00
Excess	$155,082	20.84%	$59,982	10.23%

Tier 1 risk adjusted capital	$184,843	16.62%	$83,444	8.61%
Tier 1 risk adjusted capital requirement	44,498	4.00	38,753	4.00
Excess	$140,345	12.62%	$44,691	4.61%
_______________
(1)
For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $1.1 billion.  For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $744.0 million.

(2)
As a Washington-chartered savings bank, First Savings Bank is subject to the capital requirements of the FDIC and the Division.  The FDIC requires state-chartered savings banks, including First Savings Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 4%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%.

First Savings Bank=s management believes that, under the current regulations, First Savings Bank will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of First Savings Bank, such as a downturn in the economy in areas where it has most of its loans, could adversely affect future earnings and, consequently, the ability of First Savings Bank to meet its capital requirements.

Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the Federal Deposit Insurance Corporation determines that First Savings Bank fails to meet any standard prescribed by the guidelines, it may require First Savings Bank to submit an acceptable plan to achieve compliance with the standard.

Activities and Investments of Insured State-Chartered Financial Institutions.  Federal law generally limits the activities and equity investments of Federal Deposit Insurance Corporation-insured, state-chartered banks to those that are permissible for national banks.  An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank=s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors=, trustees= and officers= liability insurance coverage or bankers= blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Washington State has enacted a law regarding financial institution parity.  Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks.  In order for a bank to exercise these powers, it must provide 30 days notice to the Director of Financial Institutions and the Director must authorize the requested activity.  In addition, the law provides that Washington-chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director in certain situations.  The law also provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations.  Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit.  Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (ACERCLA@) is a federal statute that generally imposes strict liability on, all prior and present Aowners and operators@ of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term Aowner and operator@ excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this Asecured creditor exemption@ has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

To the extent that legal uncertainty exists in this area, all creditors, including First Savings Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal (NOW) accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of December 31, 2007, First Savings Bank=s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Affiliate Transactions.  Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies.  Transactions deemed to be a Acovered transaction@ under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary=s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary=s capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

Community Reinvestment Act.  Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess a bank=s record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency=s assessment of the bank=s record is made available to the public.  Further, an assessment is required of any bank which has applied to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  First Savings Bank received a Asatisfactory@ rating during its most recent examination.

Dividends. Dividends from First Savings Bank constitute the major source of funds for dividends which may be paid by First Financial Northwest to shareholders.  The amount of dividends payable by First Savings Bank to First Financial Northwest depends upon First Savings Bank=s earnings and capital position, and is limited by federal and state laws.  According to Washington law, First Savings Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the Washington Department of Financial Institutions.  Dividends on First Savings Bank=s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Savings Bank, without the approval of the Director of the Washington Department of Financial Institutions.

The amount of dividends actually paid during any one period is strongly affected by First Savings Bank=s policy of maintaining a strong capital position.  Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be Aundercapitalized,@ as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

Privacy Standards.  The Gramm-Leach-Bliley Act modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  First Savings Bank is subject to Federal Deposit Insurance Corporation regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act.  These regulations require First Savings Bank to disclose its privacy policy, including identifying with whom it shares Anon-public personal information,@ to customers at the time of establishing the customer relationship and annually thereafter.

Anti-Money Laundering and Customer Identification.  Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the AUSA Patriot Act@) on October 26, 2001 in response to the terrorist events of September 11, 2001.  The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Since its enactment, Congress has ratified certain expiring provisions of the USA Patriot Act.

Regulation and Supervision of First Financial Northwest

General.  First Financial Northwest is subject to regulation as a savings and loan holding company under the Home Owners= Loan Act, as amended, instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because First Savings Bank made an election in under Section 10(l) of the Home Owners= Loan Act, in connection with the mutual to stock conversion,  to be treated as a Asavings association@ for purposes of Section 10 of the Home Owners= Loan Act.  As a result, First Financial Northwest registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies.  First Financial Northwest is also required to file certain reports with, and otherwise comply with the rules and regulations of the Securities and Exchange

Commission.  As a subsidiary of a savings and loan holding company, First Savings Bank is subject to certain restrictions in its dealings with First Financial Northwest and affiliates thereof.

First Financial Northwest is a nondiversified unitary savings and loan holding company within the meaning of federal law.  Generally, companies that become savings and loan holding companies following the May 4, 1999 grandfather date in the Gramm-Leach-Bliley Act of 1999 may engage only in the activities permitted for financial institution holding companies under the law for multiple savings and loan holding companies.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below.  First Savings Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend to First Financial Northwest.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the Office of Thrift Supervision has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire Acontrol@ of a savings and loan holding company or savings association.  An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquiror and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Qualified Thrift Lender Test.  Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the Qualified Thrift Lender test by either meeting the Qualified Thrift Lender test set forth in the Home Owners= Loan Act and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986.  A savings bank subsidiary of a savings and loan holding company that does not comply with the Qualified Thrift Lender test must comply with the following restrictions on its operations:

$	the institution may not engage in any new activity or make any new investment, directly or indirectly, unless the activity or investment is permissible for a national bank;

$	the branching powers of the institution are restricted to those of a national bank; and

$	payment of dividends by the institution are subject to the rules regarding payment of dividends by a national bank.

Upon the expiration of three years from the date the institution ceases to meet the Qualified Thrift Lender test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).

As of December 31, 2007, First Savings Bank maintained 81.03% of its portfolio assets in qualified thrift investments and, therefore, met the Qualified Thrift Lender test.

Limitations on Transactions with Affiliates.  Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution.  In a  holding company context, the holding company and any companies which are controlled by such holding companies are affiliates of the savings institution.  Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in Acovered transactions@ with any one affiliate to an amount equal to 10% of the institution=s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to Acovered transactions@ as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a non-affiliate.  The term Acovered transaction@ includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners= Loan Act prohibits a savings institution from (1) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies or (2) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders.  Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a savings institution, and certain affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution=s loans to one borrower limit (generally equal to 15% of the institution=s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution, and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution=s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2007, First Savings Bank was in compliance with these restrictions.

Restrictions on Acquisitions.  Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the Office of Thrift Supervision, (1) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (2) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary.  Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company=s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the Office of Thrift Supervision may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (1) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (2) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (3) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Federal Securities Laws.  First Financial Northwest=s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

        Sarbanes-Oxley Act of 2002. First Financial Northwest, as a public company, is subject to the Sarbanes-Oxley Act of 2002, beginning in 2008, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act of 2002 was signed into law by

President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with several accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the Securities and Exchange Commission and the Comptroller General.

Taxation

Federal Taxation

General.  First Financial Northwest and First Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Savings Bank.  The income tax returns of First Financial Northwest and First Savings Bank have not been audited in the past seven years.

First Financial Northwest anticipates that it will file a consolidated federal income tax return with First Savings Bank commencing with the first taxable year after completion of the conversion.  Accordingly, it is anticipated that any cash distributions made by First Financial Northwest to its shareholders would be considered to be taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting.  For federal income tax purposes, First Financial Northwest currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income.  The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  First Savings Bank has not been subject to the alternative minimum tax, nor does it have any such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the pre- ceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.

Charitable Contribution Carryovers.  The Company may carryforward charitable contributions to the succeeding five taxable years.  The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws.  At December 31, 2007, First Financial Northwest had a charitable contribution carryforward for federal income tax purposes of $15.5 million.  This carryforward was generated from the Company=s creation of the First Financial Northwest Foundation to which it contributed a block of stock in connection with the mutual to stock conversion, having a market value of $16.9 million.  Management fully expects to utilize the benefit of the carryforward over the next five years.

Corporate Dividends-Received Deduction.  First Financial Northwest may eliminate from its income dividends received from First Savings Bank as a wholly-owned subsidiary of First Financial Northwest which intends to file a consolidated return with First Savings Bank.  The corporate dividends-received deduction is 100%, or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend.  Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

Washington Taxation

The Company and its subsidiaries are subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts. In addition, various municipalities also assess business and occupation taxes at differing rates.  Interest received on loans secured by mortgages or deeds of trust on residential properties, rental income from properties, and certain investment securities are exempt from this tax.

Executive Officers of the Company

The following table sets forth certain information with respect to the executive officers of First Financial Northwest and First Savings Bank.

The current executive officers of First Financial Northwest consist of the same individuals who are executive officers of First Savings Bank.  The business experience for at least the past five years for the executive officers of First Financial Northwest or First Savings Bank is set forth below.

Victor Karpiak, age 53, is Chairman of the Board, President and Chief Executive Officer of First Financial Northwest and First Savings Bank.  Prior to his appointment as President of First Savings Bank in 1999, he served as Executive Vice President and Chief Financial Officer.  Mr. Karpiak has served as President and Chief Financial Officer of First Financial Holdings, MHC and First Financial of Renton, predecessors of the Company, since they were established in 2002.  In January 2005, he was appointed Chairman of the Board and Chief Executive Officer of First Financial Holdings, MHC, First Financial of Renton and First Savings Bank.  He has been with First Savings Bank for 30 years.

David G. Kroeger, age 62, is Executive Vice President of First Savings Bank=s commercial/construction lending division, which was formed as a result of the lending operations of Executive House being assumed by First Savings Bank effective January 1, 2008.  Prior to that, Mr. Kroeger had served as Executive Vice President of Executive House since February 2006.  Before that, Mr. Kroeger was Director of the Division of Banks of the Washington State Department of Financial Institutions from 1999 until 2006.  Prior to 1999, Mr. Kroeger held a number of senior positions at the Federal Deposit Insurance Corporation.  Mr. Kroeger also serves on the board of directors of Bank of Fairfield, Fairfield, Washington.

Robert H. Gagnier, age 60, is Vice President of First Financial Northwest and Senior Vice President and Chief Lending Officer of First Savings Bank.  Mr. Gagnier has held his current position at First Financial Northwest since 2007, and at First Savings Bank since 2001.  Prior to serving in his current position, Mr. Gagnier had served as Vice President, Loan Officer and Compliance Officer of First Savings Bank since 1986.

Roger Elmore, age 41, is Vice President of First Financial Northwest and Senior Vice President and Chief Operating Officer of First Savings Bank as of January 1, 2008.  Prior to his promotion Mr. Elmore served as Vice President and Senior Operations Officer of First Savings Bank, a position he had held since 2004.  Prior to that, Mr. Elmore was Vice President-Risk Operations Division Manager at Washington Mutual Bank from 1993 until 2004.

Item 1A.  Risk Factors.

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

A continued slowdown in the housing market may have a negative impact on our earnings and liquidity position.

The overall credit quality of our loan portfolio is directly affected by the strength of the U.S. economy, in particular the strength of the economy in Washington state as well as the local economies in which we conduct our lending operations.  Trends in residential housing prices also have an impact on the loan portfolio.  We continually monitor changes in key economic factors such as unemployment and housing prices because changes in these factors can impact the ability of our borrowers to repay their loans.

Across the United States over the past year, the housing market has experienced significant adverse trends, including accelerated price depreciation and rising delinquency and default rates.  These conditions led to significant increases in loan delinquencies and credit losses as well as increased provisions for loan losses which in turn have had a negative affect on earnings for many banks across the country.  The Pacific Northwest did not experienced the same adverse economic conditions until the fourth quarter of 2007.  At that time there were signs that our local economy was beginning to experience some price deprecation and rising delinquency and default rates.  The current slowdown in the housing market may continue to cause housing inventories to increase and slow ongoing housing developments, putting more downward pressure on sales prices. Despite reduced home prices, the lack of liquidity in the housing market and tightening of credit standards within the banking industry may continue to affect all home sales, further reducing cash flow and weakening borrowers= ability to repay their debt obligations to us. As a result we may experience a further negative material impact on our earnings and liquidity positions.

The lack of diversification in our loan portfolio may hurt both our asset quality and profits.

With substantially all of our loans secured by real property and concentrated in the State of Washington, and specifically, 57.12%, 24.78%, and 5.15% of our total loan portfolio concentrated in King, Pierce and Snohomish counties, Washington, respectively, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

While one- to four-family first mortgages remain the largest portion of our loan portfolio, our operating strategy has included an increased emphasis on the expansion of construction/land development, and commercial real estate and multi-family lending and a decrease in the overall percentage of one- to four-family loans in our loan portfolio. In addition, although these loans are intended to enhance the average yield of our earning assets, they do involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with loan portfolios of more traditional community banks because, among other factors, these loans involve larger balances to a single borrower or groups of related borrowers. In this regard, at December 31, 2007, approximately $103.3 million or 11.73% of our total loan portfolio, net consisted of construction/land development loans to five real estate builders and their affiliates. As a result of this lending concentration, and since construction/land development  loans  generally have large balances, if we make any errors in judgment in the collectibility of these loans, we may need to significantly increase our provision for loan losses since any resulting charge-offs will be larger on a per loan basis.  Consequently, this could materially adversely affect our future earnings. Further, if we lost our relationship with one or more of these large borrowers our liquidity would substantially increase and our future earnings could be adversely affected.

Our business strategy may result in increased volatility of earnings.

Our business strategy is focused on diversifying our construction portfolio among more builders with less concentration per builder.  In addition First Savings Bank is planning greater expansion in consumer and commercial real estate lending.  These types of lending activities, while potentially more profitable than single-family lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.  Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis.  While economic trends in Western Washington State show signs of weakening and may contribute to a decline in real estate values, which would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans.  In addition, the repayment of commercial real estate loans and apartment loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Also, loan balances for commercial real estate and residential construction tract loans are typically larger than those for permanent single-family and consumer loans.  Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family and consumer loans.  A secondary market for most types of commercial real estate and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We expect to experience growth in the amount of our assets, the level of our deposits and the scale of our operations.  Achieving our growth targets requires us to attract customers that currently bank with other financial institutions in our market, thereby increasing our share of the market.  In addition, to the extent we expand our lending beyond our current market area, we could incur additional risk related to those new market areas. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.  If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be harmed.

We need to add additional executive officers and integrate these executive officers into our current operations.

Historically, as a result of operating a traditional thrift institution from one office, we had very few officers and employees.  As a result of our growth and more complex operations, we added a chief financial officer effective February 19, 2008, and we need to add a credit risk officer as well as a financial analyst with emphasis on interest rate risk managment.  Because of the many management positions currently filled by Mr. Karpiak, any management personnel recruited by us will need to interact successfully with him. It may be difficult to find qualified personnel willing to work within our organizational structure knowing that Mr. Karpiak, who has previously served in their capacity, is now supervising the position.  These employees will be important to our operations and our inability to fill these positions could make continued growth difficult.  Furthermore, these employees must be successfully integrated with our other personnel, which involves combining individuals with different business backgrounds, corporate cultures, and management styles, while retaining other key employees. The process of hiring these executive officers and integrating them into our organization could cause an interruption of, or loss of momentum in, our operations, including the loss of customers and key personnel.

The loss of our current Chairman, President and Chief Executive Officer may hurt First Financial Northwest=s and First Savings Bank=s operations because it may be difficult to hire qualified replacements.

The loss of our Chairman, President, and Chief Executive Officer, Victor Karpiak, could have a material adverse impact on the operations of First Savings Bank since he has been instrumental in managing the business affairs of First Savings Bank.  Other officers within First Savings Bank do not have the experience and expertise to readily replace Mr. Karpiak.   If First Savings Bank were to lose Mr. Karpiak, the board of directors would most likely have to search outside of First Savings Bank for a qualified, permanent replacement.  This search may be prolonged and we cannot assure you that First Savings Bank would be able to locate and hire a qualified replacement without interruption of, or loss of momentum in, our operations.

Mr. Karpiak has a significant amount of responsibility for the operations of First Savings Bank and performs a number of different roles. As a result we face unique operational and internal control challenges because of our reliance on him, which also makes risk management and general supervisory oversight more difficult. We believe we have adequate risk management procedures and internal control systems in place, however, there can be no assurance that errors will not occur or that we will be able to maintain effective internal controls in the future.  Any future failure to maintain effective internal controls could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence and subject us to regulatory penalties.

Our business is subject to various lending risks which could adversely impact our results of operations and financial condition.

Our business strategy centers on the continued transition to commercial banking activities in order to expand our net interest margin.  Consistent with this strategy, we acquired Executive House to increase the percentage of our assets consisting of construction/land development loans.  We are working to further reduce the percentage of our assets that are lower-yielding residential loans and mortgage-backed securities by focusing on consumer lending, commercial real estate and multi-family loans that have higher risk-adjusted returns.  Since December 31, 2003 we have increased the amount of our construction/land development loans from 3.90% to 28.82% of our total loan portfolio at December 31, 2007 while reducing our one- to four-family residential loans from 60.81% to 42.45% of our total loan portfolio over the same period.  Our increasing focus on these types of lending will continue to increase our risk profile relative to traditional thrift institutions as we continue to implement our business strategy for the following reasons:

Construction Loans.  We make land purchase, lot development and real estate construction loans to individuals and builders, primarily for the construction of residential properties.  We will originate these loans whether or not the collateral property underlying the loan is under contract for sale.  Residential real estate construction loans include single-family tract construction loans for the construction of entry level residential homes.  Over the last three years, we have significantly increased the amount of construction/land development loans in our loan portfolio, both in dollar amounts and as a percentage of our total loans.  At December 31, 2007, $288.4 million or 28.82% of our total loan portfolio consisted of construction/land development loans primarily to builders of residential properties.  Of this amount, $103.1 million in total, or $81.0 million, net of loans in process, are loans with three builders.  At December 31, 2007, we had an additional $14.8 million, or 1.48% of our total loan portfolio in construction loans for one- to four-family properties that convert to permanent loans, which are classified in the one- to four-family category.  Also at that date, we had an additional $15.5 million, or 1.55% of our total loan portfolio in construction loans on commercial real estate loans that convert to permanent loans, which are commercial loans.  There were no multi-family construction loans that convert to permanent loans at December 31, 2007.

Our construction/land development loans are based upon estimates of costs and values associated with the completed project.  These estimates may be inaccurate.  Construction/land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.  In addition, generally during the term of a construction/land development loan, no payment from the borrower is generally required since the accumulated interest is added to the principal of the loan through an interest reserve.  These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.  Our ability to continue to originate a significant amount of construction loans is dependent on the continued strength of the housing market in King, Pierce and Snohomish counties, Washington which has recently shown signs of weakening. Further, if we lost our relationship with one or more of our larger borrowers building in these counties or there is a decline in the demand for new housing in these counties, it is expected that the demand for construction loans would decline, our liquidity would substantially increase and our net income would be adversely affected.

Commercial Real Estate Loans.  We originate commercial real estate loans for individuals and businesses for various purposes which are secured by commercial real estate.  At December 31, 2007, $204.8 million or 20.46% of our total loan portfolio consisted of commercial real estate loans, including commercial real estate construction loans of $15.5 million.

The credit risk related to commercial real estate loans is considered to be greater than the risk related to one- to four-family residential or consumer loans because the repayment of commercial real estate loans typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower=s business, which can be significantly affected by conditions in the real estate markets or in the economy.  For example, if the cash flow from the borrower=s project is reduced as a result of leases not being obtained or renewed, the borrower=s ability to repay the loan may be impaired.  In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity.  These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

If we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral.  Additionally, as a result of our increasing emphasis on this type of lending, a large portion of our commercial real estate loan portfolio is relatively unseasoned and has not been subjected to unfavorable economic conditions.  As a result we may not have enough payment history with which to judge future collectibility or to predict the future performance of this part of our loan portfolio.  These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.  Further, commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers.  Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Multi-family Residential Real Estate Loans.  Our multi-family loans are subject to collateral risk similar to other real estate secured products.  While our primary lending markets have experienced strong demand for affordable housing, valuations have increased significantly over the past several years and could be negatively impacted by a decrease in investor demand.  At December 31, 2007, $76.0 million or 7.60% of our total loan portfolio consisted of multi-family residential real estate loans.  We had no multi-family construction loans at December 31, 2007.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be reduced.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions.  Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Material additions to our allowance could materially decrease our net income.  Our allowance for loan losses was 0.80% of total loans, and 24.71% of non-performing loans at December 31, 2007.  Our allowance compared to total loans is below our peers as a result of our historical loss experience. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

We may be unable to successfully integrate and grow the operations of Executive House.

In December 31, 2005, we acquired Executive House as a subsidiary of First Savings Bank.  Executive House has always operated previously as an unregulated mortgage originator primarily of commercial real estate and construction loans.  As part of the acquisition, the owner of Executive House, John P. Mills, continued his employment with Executive House as President. In February 2006, First Savings Bank hired David G. Kroeger, formerly with the Washington Division of Financial Institutions, as Executive Vice President to work with Mr. Mills.

On December 1, 2007, Mr. Mills retired as President of Executive House and Mr. Kroeger assumed his duties.  Effective January 1, 2008, the lending  operations of Executive House were assumed by First Savings Bank, creating a commercial lending division of First Savings Bank while retaining Executive House=s commercial/ construction lending emphasis.  Following January 1, 2008, Mr. Kroeger became an Executive Vice President of First Savings Bank and oversees the commercial/construction lending division.

The difficulties in hiring and training new personnel for this type of business include integrating personnel with different business backgrounds, and combining different corporate cultures, while retaining other key employees.  The process of integrating personnel could cause an interruption of, or loss of momentum in, the operations of Executive House and the loss of customers and key personnel.  During the years ended December 31, 2007 and  December 31, 2006, Executive House originated construction/land development loans of $233.7 million and $111.5 million, respectively. These originations included $155.5 million and $76.3 million of one- to four-family construction loans to builders, and $13.3 million and $3.6 million of multi-family real estate construction loans, and $63.6 million, $31.6 million of land development loans, and $1.3 million and $0 of commercial nonresidential construction loans, for the respective periods.

In addition, we may not realize expected revenue increases, cost savings and other projected benefits from the acquisition. Any delays or difficulties encountered in connection with integrating and growing the operations of Executive House could have an adverse effect on our business and results of operations or otherwise adversely affect our ability to achieve the anticipated benefits of the acquisition.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

Like other financial institutions, we are subject to interest rate risk.  Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings.  We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other.  Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa.  In addition, the individual market interest rates underlying our loan and deposit products (e.g., prime) may not change to the same degree over a given time period.  In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected.  In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates.  Changes in levels of market interest rates could materially affect our net interest spread, asset quality, origination volume, and overall profitability.

 Interest rates have recently been at historically low levels. However, since December 31, 2004, the U.S. Federal Reserve has changed its target for the federal funds rate 15 times, from 2.25% to 4.25%. While these short-term market interest rates (which we use as a guide to price our deposits) increased through September 30, 2007, they began to decrease in the fourth quarter of 2007.  Longer-term market interest rates (which we use as a guide to price our longer-term loans such as one- to four-family residential mortgages) have stayed relatively flat through September 2007 and in the fourth quarter of 2007 began to decrease.  If short-term interest rates continue to fall, and if rates on our deposits and borrowings continue to reprice downward faster than the rates on our long-term loans and investments, we would experience an increase in our interest rate spread and net interest margin, which would have a positive effect on our profitability.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. At December 31, 2007, we had $671.8 million in loans due after one year with fixed rates of interest, representing 67.13% of our total loan portfolio and 58.88% of our total assets.  Our most recent Arate shock@ analysis  indicates that our net portfolio value would be more adversely affected by an increase in interest rates than by a decrease.   See Item 7, AManagement=s Discussion and Analysis of Financial Condition and Results of Operations B Asset and Liability Management and Market Risk.@

Our single branch location limits our ability to attract retail deposits and as a result a large portion of our deposits are certificates of deposit, including AJumbo@ certificates which may not be as stable as other types of deposits.

Our single branch location limits our ability to compete with larger institutions for non-interest bearing deposits as these institutions have a larger branch network providing greater convenience to customers.  As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2007, $542.4 million, or 74.35%, of our total deposits were certificates of deposit, and of that amount $346.2 million, or 63.83%, of the certificates of deposit were Ajumbo@ certificates of $100,000 or more.  In addition, at that date our high yield money market accounts totaled $161.4 million or 22.13% of our total deposits.  Deposit inflows are significantly influenced by general interest rates.  Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts.  In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread.  To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

Changes in economic conditions, particularly an economic slowdown in Washington, could hurt our business.  Our business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  Deterioration in economic conditions, in particular an economic slowdown within Washington, could result in the following consequences, any of which could hurt our business materially:

$	loan delinquencies may increase;

$	problem assets and foreclosures may increase;

$	demand for our products and services may decline; and

$
collateral for loans made by us, especially real estate, may decline in value, in turn reducing a client=s borrowing power, and reducing the value of assets and collateral associated with our loans held for investment.

A further downturn in the regional real estate market could hurt our business. Our business activities and credit exposure are concentrated in Washington.  An extended downturn in the Washington real estate market could hurt our business because many of our loans are secured by real estate located within the State of Washington, especially King, Pierce and Snohomish counties, Washington.  As of December 31, 2007, almost all of our real estate loan portfolio, including home equity loans, consisted of loans secured by real estate located in Washington.  In recent years, there has been a significant increase in real estate values in our market area, however, the fourth quarter of 2007 trends indicated these values have stabilized.  If there is a significant decline in real estate values in these geographic areas, the collateral for our loans will provide less security and we may experience increases in nonperforming loans.  As a result, our ability to recover on defaulted loans by selling the underlying real estate would be diminished, and we would be more likely to suffer losses on defaulted loans which would hurt our net income.  Additionally, a decline in real estate values could likewise adversely impact our portfolio of real estate loans and could result in a decline in the origination of such loans.

We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by us, which could limit our growth and profitability.

We face direct competition from a significant number of financial institutions, many with a state-wide or regional presence, and in some cases a national presence, in both originating loans and attracting deposits.  Competition in originating loans comes primarily from other banks, mortgage companies and consumer finance institutions that make loans in our primary market areas.  We also face substantial competition in attracting deposits from other banking institutions, money market and mutual funds, credit unions and other investment vehicles.

In addition, banks with larger capitalization and non-bank financial institutions that are not governed by bank regulatory restrictions have large lending limits and are better able to serve the needs of larger customers.  Many of these financial institutions are also significantly larger and have greater financial resources than us, have been in business for a longer period of time and have established customer bases and name recognition.

We compete for loans principally on the basis of interest rates and loan fees, the types of loans we originate and the quality of service we provide to borrowers.  Our ability to attract and retain deposits requires that we provide customers with competitive investment opportunities with respect to rate of return, liquidity, risk and other factors.  To effectively compete, we may have to pay higher rates of interest to attract deposits, resulting in reduced profitability.  If we are not able to effectively compete in our market area, our profitability may be negatively affected, potentially limiting our ability to pay dividends.  The greater resources and deposit and loan products offered by some of our competitors may also limit our ability to increase our interest-earning assets.  See Item 1., ABusiness B Competition.@

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.  Because our business is highly regulated, the laws, rules and regulations applicable to it are subject to regular modification and change.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in this regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations or otherwise materially and adversely affect our business, financial condition, prospects or profitability.  See Item 1., ABusiness  B How We Are Regulated B Regulation and Supervision of First Savings Bank.@

Earthquakes in our primary market area may result in material losses because of damage to collateral properties and our borrowers= inability to repay loans.

The Puget Sound region, where substantially all of the real and personal property securing our loans is located, is an earthquake-prone region.  A major earthquake could result in material losses to us, although we have not experienced any losses in the past ten years as a result of earthquake damage to collateral securing loans. Earthquake insurance is generally not required by other lenders in the market area, and as a result in order to remain competitive in the marketplace, we do not require earthquake insurance as a condition of making a loan.  Earthquake insurance is also not always available at a reasonable coverage level and cost because of changing insurance underwriting practices in our market area resulting from past earthquake activity and the likelihood of future earthquake activity in the region.  Additionally, if the collateralized properties are only damaged and not destroyed to the point of total insurable loss, borrowers may suffer sustained job interruption or job loss, which may materially impair their ability to meet the terms of their loan obligations.  We cannot assure you that a major earthquake in our primary market area will not result in material losses to us.  See Item 1., ABusiness B Natural Disasters.@

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock, and our ability to attract additional deposits.

In connection with the rules and regulations promulgated by the SEC, we document and evaluate the Company=s internal control over financial reporting in order to satisfy these requirements.  This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management=s assessment of the effectiveness of internal control over financial reporting.  If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock, and our ability to attract additional deposits.

Item 1B.  Unresolved Staff Comments

Not applicable.  First Financial Northwest has not received any written comments from the SEC regarding its periodic or current reports under the Exchange Act that are unresolved.

Item 2.  Properties

At December 31, 2007, we had one full service office, which we own.  In October 2004, we began the renovation and expansion of our existing office with the construction of a new two-story office building on property adjacent to our existing office. The new building has approximately 49,500 square feet, including 47 underground garage parking spaces, and is located on 2nd Street South between Wells Avenue and Williams Avenue in downtown Renton, Washington.  This unique setting allows us to house each of our operations in adjoining offices, but with different addresses.  The first phase of construction was completed in September 2005 and it is the site of First Financial Northwest=s and First Savings Bank=s offices at 201 Wells Avenue South.  This location is also the site for the operations of First Financial Northwest=s subsidiary, First Financial Diversified, at the address of 208 Williams Avenue South.  The final phase of construction, which included the renovation of our existing office, was completed in March 2006 and has approximately 6,400 square feet, plus 11 parking spaces.  Beginning in January 2007, this space housed the operations of First Savings Bank=s subsidiary, Executive House, at 207 Wells Avenue South.  The total investment for the renovation of our existing office, land purchases, construction of the new office building and equipment was approximately $14.1 million.

Item 3.  Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  As of December 31, 2007, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC=s Global Select Market, under the symbol "FFNW."  As of December 31, 2007, there were 22,852,800 shares of common stock issued and we had approximately 1,108 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

Dividends

Dividend payments by First Financial Northwest depend primarily on dividends it receives from First Savings Bank.  Under federal regulations, the dollar amount of dividends First Savings Bank may pay depends upon its capital position and recent net income.  Generally, if First Savings Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the state law and FDIC regulations.  However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion.  Under Washington law, First Financial Northwest is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if First Financial Northwest's total liabilities would exceed its total assets.  See Item 1., "Business - How We Are Regulated - Regulation and Supervision of First Financial Northwest - Dividends."

The following table sets forth the market price range of, and dividends paid on, the Company's common stock for the year ended December 31, 2007.  The Company=s common stock began trading on The Nasdaq Stock Market LLC on October 10, 2007 accordingly no information prior to this date is available.  The following information was provided by The Nasdaq Stock Market LLC.

	High	Low	Dividends
Year ended December 31, 2007

October 10 - December 31	$11.95	$9.80	--

Stock Purchases

There have been no stock purchases since the completion of the mutual to stock conversion on October 9, 2007.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company=s Common Stock with the cumulative total return on the Russell 2000 Index, the Nasdaq Bank Index, and the SNL Thrift Index, a peer group index.  The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in the Company=s Common Stock and each index was $100 on October 10, 2007, and is the base amount used in the graph.  The closing price of the Company=s Common Stock on December 31, 2007 was $9.84.

First Financial Northwest, Inc.
NASDAQ Bank Index
Russell 2000
SNL Thrift Index
120
115
110
105
100
95
90
85
80
75
70
65
10/10/07
10/31/07
11/30/07
12/31/07

		Period Ending
Index	10/10/07	10/31/07	11/30/07	12/31/07
First Financial Northwest, Inc.	100.00	96.59	85.00	83.89
NASDAQ Bank Index	100.00	94.14	90.43	85.52
Russell 2000	100.00	98.01	90.98	90.92
SNL Thrift Index	100.00	88.82	76.98	69.46

Item 6.    Selected Financial Data

The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and have been derived from our audited consolidated financial statements.  The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	At December 31,
	2007	2006	2005	2004	2003
FINANCIAL CONDITION DATA:	(In Thousands)

Total assets	$1,140,888	$1,004,711	$879,650	$776,363	$726,876
Investment securities available for sale	119,837	149,051	184,279	265,557	291,391
Investment securities held to maturity	80,410	86,786	86,663	88,512	60,942
Loans receivable, net (1)	880,664	700,328	540,695	384,128	343,945
Goodwill	14,206	14,206	13,754	--	--
Deposits	729,494	750,710	689,502	666,271	634,973
Advances from Federal Home Loan Bank	96,000	147,000	90,000	17,000	7,000
Stockholders= Equity	309,286	104,042	96,353	90,238	81,456
Book value per common share (2)	13.53	N/A	N/A	N/A	N/A

	Year Ended December 31,
OPERATING DATA:	2007	2006	2005	2004	2003
	(In Thousands)

Interest income	$66,569	$55,260	$40,285	$36,464	$33,904
Interest expense	42,848	37,248	23,668	19,335	20,762

Net interest income	23,721	18,012	16,617	17,129	13,142
Provision for loan losses	6,000	320	137	--	305

Net interest income after
provision for loan losses	17,721	17,692	16,480	17,129	12,837

Noninterest income (expense)	589	(92)	354	400	611
Noninterest expense	25,969	8,384	4,739	3,782	3,235

Income before federal income taxes	(7,659)	9,216	12,095	13,747	10,213
Federal income tax expense	(3,675)	2,128	3,021	3,692	2,760

Net income (loss)	$(3,984)	$7,088	$9,074	$10,055	$7,453

Basic loss per share (3)	$(0.51)	N/A	N/A	N/A	N/A

Diluted loss per share (3)	$(0.51)	N/A	N/A	N/A	N/A
___________________
(1)           Net of allowances for loan losses, loans in process and deferred loan fees.
(2)           The Company completed its mutual to stock conversion on October 9, 2007.
(3)	Loss per share is calculated for the period from October 9, 2007 to December 31, 2007 the period for which the company was publicly-owned.

	At December 31,
OTHER DATA:	2007	2006	2005	2004	2003

Number of:
Loans outstanding	3,015	2,558	2,209	1,886	1,820
Deposit accounts	15,548	15,836	14,522	13,668	13,085
Full-service offices	1	1	1	1	1

	At or For the
	Year Ended December 31,
KEY FINANCIAL RATIOS:	2007	2006	2005	2004	2003

Performance Ratios:
Return on assets (1)	(0.37)%	0.75%	1.14%	1.35%	1.07%
Return on equity (2)	(2.59)	6.86	9.55	11.82	9.78
Equity to asset ratio (3)	14.37	10.89	11.94	11.40	10.91
Interest rate spread (4)	1.75	1.76	1.87	2.05	1.56
Net interest margin (5)	2.30	2.01	2.18	2.34	1.90
Tangible equity to tangible assets (6)	26.19	9.07	9.54	11.62	11.21
Average interest-earning assets to
average interest-bearing liabilities	113.48	106.05	109.94	111.38	111.28
Efficiency ratio (7)(8)	106.82	46.79	27.92	21.58	23.52
Noninterest expense as a
percent of average total assets (8)	2.42	0.88	0.60	0.51	0.46

Capital Ratios (9):
Tier I leverage	16.62	8.61	9.70	10.94	10.50
Tier I risk-based	24.84	14.23	15.70	23.72	24.67
Total risk-based	25.91	14.56	16.03	24.00	25.00

Asset Quality Ratios:
Non-accrual and 90 days or
more past due loans as a
percent of total loans	3.22	0.02	0.05	0.07	0.19
Non-performing assets as a
percent of total assets	2.83	0.02	0.03	0.03	0.09
Allowance for loan losses as a percent
of total loans	0.80	0.26	0.27	0.24	0.28
Allowance for loan losses as a percent
of non-performing loans	24.71	1279.87	550.33	375.47	146.32
Net charge-offs to average
loans receivable, net	--	--	0.01	--	--
_______________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Average equity divided by average total assets.
(4)	Difference between weighted average yield on interest-earning assets and weighted average cost on interest-bearing liabilities.
(5)	Net interest margin, otherwise known as net yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

(footnotes continue on following page)

(6)	Tangible equity is equity less goodwill and other intangible assets.
(7)	The efficiency ratio represents the ratio of noninterest expense divided by the sum of net interest income and noninterest income (expense).
(8)
Noninterest expense in 2007 included a one-time expense for the establishment of the First Financial Northwest Foundation of $16.9 million.  Without this one-time expense, the efficiency ratio for the year ended December 31, 2007 would have been 37.19% and noninterest expense as a percent of average total assets for this same period would have been 0.84%.
(9)	Capital ratios are for First Savings Bank only.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial conditions and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto, which appear in Item 8 of this Form 10-K.  You should read the information in this section in conjunction with the business and financial information regarding First Savings Bank as provided in this Form 10-K.  Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of First Financial Northwest and its subsidiaries.

Overview

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce and Snohomish counties, Washington through our full-service banking office and automated teller machine.  We are in the business of attracting deposits from the public through our office and utilizing those deposits to originate loans. Historically, we have been a traditional fixed rate portfolio lender originating residential home loans. We do not participate in the subprime mortgage market. Our business strategy centers on the continued transition to commercial banking activities in order to expand our net interest margin. Since December 31, 2003 we have increased the amount of our construction/land development loans from 3.90% to 28.82% of our total loan portfolio at December 31, 2007 while reducing our one-to four-family residential loans from 60.81% to 42.45% over the same period. At December 31, 2007 our construction/land development loans totaled $288.4 million or 28.82% of our loan portfolio, substantially all which are short-term adjustable rate loans. In contrast, our residential mortgage loans, commercial real estate and multi-family loans are generally long term fixed rate loans.  We have not actively participated in traditional one- to four-family adjustable rate mortgages, which portfolio comprises 0.70% of the total loan portfolio at December 31, 2007.  Included in this portfolio are construction permanent loans which adjust based on prime during the construction phase but convert to a fixed rate loan upon completion, along with a limited number of seasoned residential loans.  We consider this an insignificant portion of our loan portfolio and do not promote this type of loan product, nor do we offer Ateaser@ rates or sub-prime lending.  Our loss history for this type of lending has been immaterial.

In recent years, national real estate and home values have increased substantially, as a result of the generally strong national economy, speculative investing, and aggressive lending practices that provided loans to marginal borrowers (generally termed as Asubprime@ loans).  The strong economy also resulted in strong increases in residential and commercial real estate values and commercial and residential construction.  The national residential lending market has experienced a noted slowdown in recent months, as loan delinquencies and foreclosure rates have risen. The national home loan 30 days or more delinquency rate was 5.12% and the home foreclosure rate was 1.40% for the second quarter of 2007, the most current data available, according to the National Delinquency Survey published by the Mortgage Bankers Association.  In addition, according to the Survey the national percentage of subprime adjustable rate mortgage loans in foreclosure was 5.52%.  Nationally, foreclosures and delinquencies are also being driven by investor speculation in the states of Arizona, California, Florida and Nevada, while job losses and depressed economic conditions in Indiana, Michigan and Ohio have resulted in the highest level of seriously delinquent loans. Louisiana and Mississippi also have high residential loan delinquencies as a result of Katrina-related economic factors.

To date, King, Pierce and Snohomish counties have not experienced the same level of residential or commercial loan delinquencies, as other parts of the United States, because the market area did not experience a high level of speculative development for either residential or commercial development although there was some weakening in the housing market during the fourth quarter of 2007.  In addition, unemployment levels in the region remained lower than the national averages.  While King, Pierce and Snohomish counties real estate prices decreased for the first time in several years, such prices did not decrease as rapidly as the rates experienced in other areas of the United States.  For the third quarter of 2007, the delinquency rate of real estate borrowers in Washington State was approximately one-half of the national average according to statistics published by the FDIC.  A contributing factor is that the subprime loan market in the Seattle-Puget Sound region is a very small portion of the loans originated in the market.  The Company does not originate Asubprime@ mortgage loans and currently holds no such loans in its portfolio.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our  loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. The recent interest rate environment, which has caused short-term market interest rates to rise, while longer term interest rates have not, has had a negative impact on our interest rate spread and net interest margin, which has reduced profitability and caused a decrease in our return on average assets and return on average equity. To offset the negative impact the current interest rate environment is having on our profitability, we are seeking to find means of increasing interest income while controlling expenses. Consistent with this strategy, we acquired Executive House and are working to further reduce the percentage of our assets that are lower-yielding residential loans and mortgage-backed securities and to increase the percentage of our assets consisting of construction/land development loans, commercial real estate and multi-family loans that have higher risk-adjusted returns. Although historically our loan losses have been low, during 2007 we increased the allowance for loan losses by $6.0 million.  Of this increase, $4.5 million related to impaired loans in our residential construction loan portfolio related to a specific borrowing relationship.  The remaining increase was attributable to the change in the mix of our loan portfolio.  We will continue to monitor our loan portfolios and make adjustments to our allowance as we deem necessary.

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

Our employee stock ownership plan acquired 1,692,800 shares of First Financial Northwest common stock with a $16.9 million loan from First Financial Northwest that will be be repaid over 15 years, resulting in an annual pre-tax increase in compensation expense of approximately $1.1 million (assuming that the common stock maintains a value of $10.00 per share).   Our operating expense has increased as a result of this increase in compensation expenses associated with the allocation of employee stock ownership plan shares to employees.  The actual expense that will be recorded for the employee stock ownership plan will be determined by the market value of the shares of common stock as they are released to employees over the term of the loan, and whether the loan is repaid faster than its contractual term allowing for an acceleration in the release of shares held as collateral for the loan. Accordingly, increases in the stock price above $10.00 per share will increase the total employee stock ownership plan expense, and any accelerated repayment of the loan along with an accelerated release of shares will increase the annual employee stock ownership plan expense.  Through December 31, 2007, we recorded additional pre-tax operating expense of $212,000 as a result of increased compensation costs with respect to the implementation of our employee stock ownership plan.

Subject to our shareholder approval, we plan on implementing our stock-based incentive plans in May 2008 which will result in an increase in operating expenses.  Our stock-based incentive plan would grant options to purchase shares up to 10% of our total outstanding shares to eligible participants, which would result in compensation expense over the vesting period of the options. Assuming the market price of the common stock is

$10.00 per share; all options are granted with an exercise price of $10.00 per share and have a term of 10 years; the dividend yield on the stock is zero; the risk free interest rate is 4.90%; and the volatility rate on the common stock is 11.75%, the estimated grant-date fair value of the options utilizing a Black-Scholes option pricing analysis is $3.87 per option granted. Assuming this value is amortized over the five year vesting period, the corresponding annual pre-tax expense associated with the stock option plan would be approximately $1.8 million.  In addition, our stock-based incentive plan would award approximately 915,000 shares to eligible participants, which would be expensed as the awards vest. Assuming that all shares are awarded at a price of $10.00 per share, and that the awards vest over a five year period, the corresponding annual pre-tax expense would be approximately $1.8 million.

Additionally, the actual expense of the restricted shares will be determined by the fair market value of the stock on the grant date, which might be greater than $10.00 per share. Further, the actual expense of the stock options will be determined by the grant-date fair value of the options which will depend on a number of factors, including the valuation assumptions used in the Black-Scholes option pricing model.

In addition to the operating expenses we will experience from the implementation of our existing and proposed stock benefit plans as described above, we also will likely have an increase in compensation in connection with the hiring of additional officers and employees.  We hired a chief financial officer effective February 19, 2008, and we intend to hire a credit risk officer, a financial analyst, and accounting staff, which we estimate will increase our annual pre-tax compensation expenses by approximately $400,000.

Our operating expenses are likely to also increase as a result of operating as a public company. These additional expenses will be primarily legal and accounting fees, expenses necessary to comply with the internal control over financial reporting provisions of The Sarbanes-Oxley Act of 2002 and expenses related to shareholder communications and meetings.  We estimate that we will have an additional operating expenses as a public company in 2008 of approximately $600,000.

While these additional expenses will reduce our earnings, we do not expect them to offset the additional income we expect to receive by leveraging the proceeds we received in the mutual to stock conversion.

Our results of operations for 2007 were also significantly affected by the $16.9 million one-time operating expense attributable to the formation of our charitable foundation First Financial Northwest Foundation.

Business Strategy

We are a community-oriented savings bank whose focus for the past several years has been primarily to gather low-cost checking and saving deposits to fund a diversified mix of residential mortgage loans, commercial and multi-family real estate loans and construction/land development loans.

Our business strategy is to operate and grow First Savings Bank as a well-capitalized and profitable community bank, offering primarily one- to four-family mortgage loans, commercial and multi-family real estate loans and construction/land development loans along with a diversified array of deposits and other products and services to individuals and businesses in our market areas.  We intend to accomplish this strategy by leveraging our established name and franchise, capital strength and mortgage production capability by:

$	Capitalizing on our intimate knowledge of our local communities to serve the convenience and needs of customers, delivering a consistent and high-quality level of professional service;

$	Offering competitive deposit rates and developing customer relationships to attract new consumer and transaction-based accounts;

$	Growing our loan portfolio by diversifying our construction loan portfolios and placing an emphasis on consumer and commercial real estate, lending;

$	Managing credit risk to maintain a low level of nonperforming assets, and interest rate risk to optimize our net interest margin; and

$	Improving our overall efficiency and profitability.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.  Our critical accounting policies are those related to our allowance for loan losses.

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

Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances.  The formula allowance is determined by applying an estimated loss percentage to various groups of loans.  The loss percentages are generally based on various historical measures such as the amount and type of classified loans, past due ratios and loss experience, which could affect the collectibility of the respective loan types.

The specific allowance component is created when management believes that the collectibility of a specific loan, such as a real estate, multi-family or commercial real estate loan, has been impaired and a loss is probable.

The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

General.  Our total assets increased $136.2 million, or 13.55%, to $1.1 billion at December 31, 2007 from $1.0 billion at December 31, 2006.  The asset growth resulted mainly from an increase in net loans receivable of $180.3 million.  This loan growth was funded primarily by excess liquidity, a combined net decrease in cash on hand and in banks, interest-bearing deposits and Federal funds sold of $15.1 million, and a decrease in investments available for sale of $29.2 million.

Assets.  Total assets increased $136.2 million or 13.55% during the year ended December 31, 2007.  The following table details the changes in the composition of our assets from December 31, 2006 to December 31, 2007.

	Balance at December 31, 2007	Increase/(Decrease) from December 31, 2006	Percentage Increase/(Decrease)
	(Dollars in Thousands)

Cash on hand and in banks	$3,675	$(8,460)	(69.72)%
Interest-bearing deposits	787	(6,451)	(89.13)
Federal funds sold	7,115	(175)	(2.40)
Mortgage servicing rights	1,126	(434)	(27.82)
Investments available for sale	119,837	(29,214)	(19.60)
Investments held to maturity	80,410	(6,376)	(7.35)
Loans receivable, net	880,664	180,336	25.75
Premises and equipment, net	13,339	(398)	(2.90)
Federal Home Loan Bank
stock, at cost	4,671	--	--
Accrued interest receivable	5,194	484	10.28
Prepaid expenses and other assets	2,771	408	17.27
Income tax receivable	--	(636)	(100.00)
Deferred tax assets, net	7,093	7,093	100.00
Goodwill	14,206	--	--
Total assets	$1,140,888	$136,177	13.55%

Cash on hand and in banks, interest-bearing deposits, and Federal funds sold decreased $8.5 million, $6.5 million, and $175,000, respectively, from December 31, 2006, as these funds were used to fund the loan growth during the year ended December 31, 2007.

Loans receivable, net increased $180.4 million to $880.7 million at December 31, 2007 from $700.3 million at December 31, 2006.  During the year ended December 31, 2007, we originated $118.6 million in one- to four-family mortgage loans.  We also originated $66.3 million and $10.0 million in commercial real estate and multi-family mortgages and $5.9 million in consumer loans.  Our construction/land development loan originations during the period were $233.7 million in line with our business strategy previously adopted.  The loan growth during the year ended December 31, 2007 was partially offset by $191.7 million in principal repayments received during the period.

Investments available for sale decreased $29.2 million or 19.60% to $119.8 million at December 31, 2007 from $149.0 million at December 31, 2006.  This decrease was the result of our using the liquidity generated by principal repayments to fund increased commercial real estate and construction/land development loan demand.

Net deferred tax assets, increased $7.1 million primarily as a result of the deferred tax effect of the Company=s one time contribution to establish First Financial Northwest Foundation and the increase in the provision for loan losses.

Deposits.  During the year ended December 31, 2007, deposits decreased $21.2 million to $729.5 million at December 31, 2007.   The decrease in deposits was the result of decreases in money market accounts of $36.7 million, noninterest-bearing accounts of $2.1 million and statement savings accounts of $2.7 million.  These decreases were partially offset by  increases in certificate accounts of $18.0 million and NOW accounts of $2.3 million.  The growth in our certificates of deposit was the result of our increasing rates available on those products relative to other deposit products or other investments in the current interest rate environment.

Advances.  We use advances from the Federal Home Loan Bank of Seattle as an alternative funding source to deposits to manage funding costs and reduce interest rate risk and to leverage our balance sheet.  The net effect was to fund increases in total interest-earning assets, thereby incrementally increasing our net interest income.  Total advances at December 31, 2007 were $96.0 million, a decrease of $51.0 million, or 34.69%, from December 31, 2006.  This decrease was attributable to our utilization of funds received from our recent offering to reduce advances from the Federal Home Loan Bank of Seattle.

Stockholders= Equity.  Total stockholders= equity increased $205.3 million, or 197.40%, to $309.3 million at December 31, 2007 from $104.0 million at December 31, 2006.  This was primarily a result of $224.4 million from our offering partially offset by the purchase of employee stock ownership plan shares of $16.9 million and a net loss of $4.0 million, which included the one-time contribution of $16.9 million of the First Financial Northwest Foundation, for the year ended December 31, 2007.

Comparison of Operating Results for the Year Ended December 31, 2007 and December 31, 2006

General.  Our net loss for the year ended December 31, 2007 was $4.0 million, a decrease of $11.1 million from net income of $7.1 for the prior year.  The decrease in net income was the result of a $5.7 million increase in net interest income, a $5.7 million increase in the provision for loan losses, a $681,000 increase in total noninterest income, an increase of $17.6 million in noninterest expense, which included the one-time contribution and a decrease of $5.8 million in federal income tax expense.

Net Interest Income.  Our net interest income increased $5.7 million for the year ended December 31, 2007 to $23.7 million, compared to $18.0 million for the year ended December 31, 2006 primarily as a result of the $172.4 million increase in our average loans receivable partially offset by a 30 basis point increase in our average cost of funds and a $63.8 million increase in our average interest bearing liabilities.  During the year, our average yield on interest-earning assets and our average cost of funds increased 29 and 30 basis points, respectively, resulting in a one basis point decrease in our interest rate spread.

Interest Income.  Total interest income increased $11.3 million to $66.6 million for the year ended December 31, 2007 from $55.3 million for the year ended December 31, 2006.  The following table compares detailed average earning asset balances, associated yields and resulting changes in interest income for the year ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007		2006		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income
	(Dollars in Thousands)

Loans receivable, net	$794,610	7.06%	$622,183	6.98%	$12,707
Investment securities available for sale	132,217	4.50	165,668	4.37	(1,284)
Investment securities held to maturity	85,661	4.45	86,854	4.40	(10)
Federal Home Loan Bank stock	4,671	0.60	4,671	0.11	23
Federal funds sold and interest bearing
deposits	12,451	5.30	15,129	5.20	(127)
Total interest-earning assets	$1,029,610	6.47%	$894,505	6.18%	$11,309

Average total interest-earning assets increased $135.1 million during the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily as a result of the increase in the average balance of our loans receivable, net which resulted in an increase of $12.7 million in loan interest income.  These results were attributable to our investing our stock offering proceeds and utilizing proceeds received from the maturation of and interest received on investment securities and using increased deposits and Federal Home Loan Bank advances to fund higher yielding commercial real estate and construction/land development loans.

Interest Expense.  Total interest expense for the year ended December 31, 2007 was $42.8 million, an increase of $5.6 million from the prior year.  The following table details average balances, cost of funds and the resulting increase in interest expense for the year ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007		2006		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense
	(Dollars in Thousands)

NOW accounts	$33,780	0.95%	$14,596	0.54%	$241
Statement savings accounts	14,217	1.75	16,139	1.76	(35)
Money market accounts	188,805	4.18	201,109	4.16	(484)
Certificates of deposit	521,126	5.06	491,657	4.53	4,121
Advances from Federal Home Loan Bank	149,365	5.37	119,966	5.22	1,757
Total interest-bearing liabilities	$907,293	4.72%	$843,467	4.42%	$5,600

The average balance of total interest-bearing liabilities increased $63.8 million for the year ended December 31, 2007 compared to December 31, 2006.  Our total interest expense increased $5.6 million primarily as a result of a 30 basis point increase in our average total cost of funds and to a lesser extent increases in the average balance of our deposits.  The average balance of certificates of deposit increased $29.5 million compared to the same period last year, the average cost of funds for these certificates increased 53 basis points reflecting the higher interest rate environment during the period and related interest expense increased $4.1 million.  The average balance of advances from the Federal Home Loan Bank increased $29.4 million for the year ended December 31, 2007 from the same period in 2006, the average cost of advances increased 15 basis points and related interest expense increased $1.8 million.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower=s ability to repay, the estimated value of any underlying collateral, peer group information, and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

We recorded a $6.0 million provision for loan losses for the year ended December 31, 2007, an increase of $5.7 million from the year ended December 31, 2006.  Of this increase, $4.5 million related to $30.7 million of impaired loans to one builder for projects secured by real estate in King, Pierce and Thurston counties, Washington.  These loans are to a builder of entry level homes whose sales have been impacted by the current credit tightening as first time home purchasers generally have lower credit scores and a minimal amount of equity to finance the purchase. The remaining increase is attributable to growth in the portfolio and the peer group analysis incorporated as part of the methodology we utilized to compute the balance required for our allowance for loan loss account as a result of our lack of any historical loss experience.

We used a consistent methodology in assessing the allowance for both 2007 and 2006.  However, for 2007 our assumptions were modified to place greater emphasis on our increasing construction/land development loan portfolio and the incremental risks associated with the increased lending activities.  We also reviewed the national trend of declining home sales with potential housing market value depreciation and our expanded position in construction/land development and commercial real estate lending.  The allowance for loan losses was $8.0 million or 0.80% of total loans at December 31, 2007 as compared to $2.0 million, or 0.26% of total loans outstanding at December 31, 2006.  The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.

Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment.  Management reviews the level of the allowance at least on a quarterly basis, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio.  We have allocated the allowance amount categories of loan types as well as classification status at each period-end date.  Assumptions and allocated percentages based on loan types and classification status have been consistently applied.   Non-performing loans are assigned a higher percentage of allowance allocation.

Although we believe that we used the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.

	At or For the Year Ended
	December 31,
	2007	2006
	(Dollars in Thousands)

Provision for loan losses	$6,000	$320
Net charge-offs	--	--
Allowance for loan losses	7,971	1,971
Allowance for losses as a percentage of total loans
outstanding at a the end of the period	0.80%	0.26%
Allowance for loan losses as a percentage of
nonperforming loans at end of period	24.71%	1279.87%
Total nonaccrual and 90 days or more past due loans	32,255	154
Nonaccrual and 90 days or more past due loans as a
percentage of total loans	3.22%	0.02%
Total loans receivable	$1,000,750	$763,755
Total loans originated	$434,427	$312,922
Total loans purchased	$25	$6,130
Total loans sold	$5,796	$4,245

Noninterest Income (Expense).  Noninterest income increased $681,000 or 740.22% to $589,000 for the year ended December 31, 2007 from the year ended December 31, 2006.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2007	Increase/(Decrease) from December 31, 2006	Percentage Increase/(Decrease)
	(Dollars in Thousands)
Service fees and charges on
deposit accounts	$78	$5	6.85%
Loan service fees and charges	339	(81)	(19.29)
Gain (loss) on sale of investments	--	3	100.00
Mortgage servicing rights, net	(331)	316	48.84
Other	503	438	673.85
Total noninterest income (expense)	$589	$681	740.22%

Noninterest income related to mortgage servicing rights increased $316,000 for the year ended December 31, 2007 from the year ended December 31, 2006.  The primary difference was the result of a decrease of $321,000 in mortgage servicing amortization caused by the reduction in amortization expense for the period. Mortgage servicing rights are amortized in proportion to, and over, the estimated period the net servicing income will be collected.  The carrying value of mortgage servicing rights is evaluated quarterly in relation to estimated future cash flows to be received with amortization expense adjusted to reflect any change in evaluation.

Other noninterest income increased $438,000 for the year ended December 31, 2007 from the year ended December 31, 2006.  The difference was primarily attributable to proceeds of $374,000 on a one-time payment due from an insurance policy First Savings Bank owned on one of its former officers who passed away in December 2007, wire transfer fees generated approximately $16,000 mainly from customers involved with our mutual to stock conversion and an increase in miscellaneous fees and other income of $48,000.

Noninterest Expense.  Noninterest expense increased $17.6 million during the year ended December 31, 2007 to $26.0 million, from $8.4 million for the year ended December 31, 2006.  The following table provides an analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2007	Increase/(Decrease) from December 31, 2006	Percentage Increase/(Decrease)
	(Dollars in Thousands)

Compensation and benefits	$5,383	$52	0.98%
Occupancy and equipment	1,060	(32)	(2.93)
Data processing	468	111	31.09
Professional fees	619	382	161.18
Marketing	274	37	15.61
First Financial Northwest
Foundation contribution	16,928	16,928	100.00
Office supplies and postage	194	(7)	(3.48)
Regulatory fees and deposit
insurance premiums	126	(53)	(29.61)
Bank and ATM charges	244	126	106.78
Other	673	41	6.49
Total noninterest expense	$25,969	$17,585	209.74%

Major components of the increase in noninterest expense include:

Professional fees increased $382,000 for the year ended December 31, 2007 from the year ended December 31, 2006.  The increase was the result of additional accounting and legal fees incurred as a result of the change to a publicly owned company.

The $16.9 million contribution to the First Financial Northwest Foundation for the year ended December 31, 2007 was a one-time contribution to fund the Foundation.

Noninterest expense will increase going forward as a result of the accounting, legal, and various other additional noninterest expenses associated with operating as a public company, particularly as a result of the requirements of the Sarbanes-Oxley of 2002.  In addition, noninterest expense will increase going forward as a result of the implementation of the stock benefit plans being proposed at our annual meeting of shareholders.

Federal Income Tax (Benefit) Expense.  Federal income tax expense decreased $5.8 million for the year ended December 31, 2007 to a tax benefit of $3.7 million from an expense of $2.1 million for the year ended December 31, 2006.  The decrease in the federal income tax expense was mainly related to the $16.9 million donation to First Financial Northwest Foundation.  There is no State of Washington income tax.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

General.  Our total assets increased $125.1 million, or 14.22%, to $1.0 billion at December 31, 2006 from $879.7 million at December 31, 2005.  The asset growth resulted mainly from an increase in net loans receivable of $159.6 million.  This loan growth was funded primarily by a decrease in investments available for sale of $35.2 million, a $61.2 million increase in deposits, a $57.0 million increase in advances from the Federal Home Loan Bank of Seattle and $7.1 million in net income.

Assets.  Total assets increased $125.1 million or 14.22% during the year ended December 31, 2006.  The following table details the changes in the composition of our assets from December 31, 2005 to December 31, 2006.

	Balance at December 31, 2006	Increase/(Decrease) from December 31, 2005	Percentage Increase/(Decrease)
	(Dollars in Thousands)

Cash on hand and in banks	$12,135	$7,566	165.59%
Interest-bearing deposits	7,238	(5,066)	(41.17)
Federal funds sold	7,290	(2,020)	(21.70)
Mortgage servicing rights	1,560	(1,440)	(48.00)
Investment securities available for sale	149,051	(35,228)	(19.12)
Investment securities held to maturity	86,786	123	0.14
Loans receivable, net	700,328	159,633	29.52
Premises and equipment, net	13,737	(45)	(0.33)
Federal Home Loan Bank stock, at cost	4,671	--	--
Accrued interest receivable	4,710	292	6.61
Prepaid expenses and other assets	2,363	158	7.17
Income tax receivable	636	636	100.00
Goodwill	14,206	452	3.29
Total assets	$1,004,711	$125,061	14.22%

Mortgage servicing rights decreased $1.4 million from the prior year based on a combination of a purchase accounting adjustment and principal amortization on loans contained in the servicing portfolio during the year.  Goodwill increased $452,000 during 2006 as a result of adjustments made to the account for the acquisition of Executive House.  This acquisition was made on December 30, 2005.

Securities available for sale decreased $35.2 million or 19.12% to $149.1 million at December 31, 2006 from $184.2 million at December 31, 2005.  This decrease was the result of our using the liquidity generated by investment sales and maturities to fund increased commercial real estate and construction/land development loan demand.

Loans receivable, net increased $159.6 million, or 29.52%, to $700.3 million at December 31, 2006 from $540.7 million at December 31, 2005.  During the year ended December 31, 2006 we originated $126.2 million in one- to four-family mortgage loans. We also originated $51.9 million and $12.7 million in commercial real estate and multi-family mortgages, respectively, $118.4 million in construction/land development loans, and $3.9 million in consumer loans. Loan purchases amounted to $6.1 million during the year ended December 31, 2006 compared to $218.2 million during the year ended December 31, 2005. During 2005, prior to, and in connection with the acquisition of Executive House, we purchased $14.9 million in one- to four-family loans, $9.5 million in multi-family loans, $29.3 million in commercial real estate loans, and $164.5 million in construction/land development loans.  Our loan growth during the year ended December 31, 2006 was partially offset by $167.3 million in principal repayments received during the year. Principal repayments received during the year ended December 31, 2005 were $99.7 million.

Deposits.  During the year ended December 31, 2006, deposits increased $61.2 million to $750.7 million at December 31, 2006.   The increase in deposits was the result of an increase in certificate accounts of $47.9 million, money market accounts of $18.7 million and noninterest-bearing accounts of $2.5 million that was partially offset by a decrease in statement savings and NOW accounts of $7.9 million.  The shift towards higher-rate certificates of deposit was a result of the increased rates available on those products relative to other deposit products or other investments in the interest rate environment experienced in 2006.

Advances.  We use advances from the Federal Home Loan Bank of Seattle as an alternative funding source to deposits to manage funding costs and reduce interest rate risk and to leverage our balance sheet.  The net effect was to fund increases in total interest-earning assets, thereby incrementally increasing our net interest income.   Total advances at December 31, 2006 were $147.0 million, an increase of $57.0 million, or 63.33%, from December 31, 2005.  This increase was attributable to our utilization of advances from the Federal Home Loan Bank of Seattle to fund loan originations generated by Executive House.

Equity.  Total equity increased $7.7 million, or 7.98%, to $104.0 million at December 31, 2006 from $96.4 million at December 31, 2005 primarily due to $7.1 million of net income for the year ended December 31, 2006.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

General.  Our net income for the year ended December 31, 2006 was $7.1 million, a decrease of $2.0 million from the comparable period in the prior year.  The decrease in net income was the result of a $1.4 million increase in net interest income, offset by a $183,000 increase in the provision for loan losses, a $446,000 decrease in total noninterest income (expense), an increase of $3.6 million in noninterest expense and a decrease of $893,000 in federal income tax expense.

Net Interest Income.  Our net interest income increased $1.4 million for the year ended December 31, 2006 to $18.0 million, compared to $16.6 million for the comparable period in the prior year.  Average total interest-earning assets increased $132.5 million from the prior year.  During that same period, our average cost of funds increased 100 basis points resulting in an 11 basis point reduction in our interest rate spread.

Interest Income.  Total interest income for the year ended December 31, 2006 increased $15.0 million to $55.3 million from the prior year.  The following table compares detailed average earning asset balances, associated yields and resulting changes in interest income for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006		2005		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income from 2005
	(Dollars in Thousands)

Loans receivable, net	$622,183	6.98%	$415,457	6.28%	$17,341
Investment securities available for sale	165,668	4.37	231,590	4.13	(2,334)
Investment securities held to maturity	86,854	4.40	87,159	4.41	(22)
Federal Home Loan Bank stock	4,671	0.11	4,671	0.41	(14)
Federal funds sold and interest bearing
deposits	15,129	5.20	23,092	3.39	4
Total interest-earning assets	$894,505	6.18%	$761,969	5.29%	$14,975

Average total interest-earning assets increased $132.5 million during the year ended December 31, 2006 compared to the year ended December 31, 2005 as a result of the increase in our loan portfolio. Our 89 basis point increase in the average yield on total interest-earning assets resulted in an increase of $15.0 million in total interest income.  These results were attributable to our redeploying proceeds received from the maturation of and interest received on investment securities and using increased deposits and Federal Home Loan Bank advances to fund higher yielding commercial real estate and construction/land development loans.

Interest Expense.  Total interest expense for the year ended December 31, 2006 was $37.2 million, an increase of $13.6 million from the prior year.  The following table details average balances, cost of funds and the resulting decrease in interest expense for the year ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006		2005		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense from 2005
	(Dollars in Thousands)

NOW accounts	$14,596	0.54%	$14,734	0.58%	$(6)
Statement savings accounts	16,139	1.76	23,415	1.77	(130)
Money market accounts	201,109	4.16	186,026	2.70	3,337
Certificates of deposit	491,657	4.53	456,262	3.85	4,685
Advances from Federal Home Loan Bank	119,966	5.22	12,616	4.53	5,694
Total interest-bearing liabilities	$843,467	4.42%	$693,053	3.42%	$13,580

The average balance of total interest-bearing liabilities increased $150.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.  Our total interest expense increased $13.6 million primarily as a result of a 100 basis point increase in our average total cost of funds and to a lesser extent, increases in the average balance of our deposits.  The average balance of certificates of deposit increased $35.4 million during the same period, the average cost of funds for these certificates increased 68 basis points and interest expense increased $4.7 million.  This increase was primarily the result of a higher interest rate environment during the year and a special promotion in connection with the grand opening of our new bank facility. The average balance of advances from the Federal Home Loan Bank increased $107.4 million for the year ended December 31, 2006 from the same period in 2005, the average cost of funds increased 69 basis points and interest expense increased $5.7 million.

Provision for Loan Losses.  We recorded a provision for loan losses for the year ended December 31, 2006, of $320,000, an increase of $183,000 compared to the year ended December 31, 2005 in connection with the continuing change in the portfolio mix of our loans.  This increase was a direct result of the methodology we utilized to compute the balance required for our allowance for loan loss account.

We used a consistent methodology in assessing the allowance for loan losses for both 2006 and 2005.  The allowance for loan losses was $2.0 million or 0.26% of total loans at December 31, 2006 as compared to $1.7 million, or 0.27% of total loans outstanding at December 31, 2005.  The level of the allowance is based on estimates, and our ultimate losses may vary from the estimates.  In addition, during 2005, the allowance increased by $546,000 as a result of the acquisition of Executive House.

Although we believe that we used the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  Any increase or decrease in the provision for loan losses has a corresponding negative or positive effect on net income.  The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2006 and 2005:

	At or For the Year
	Ended December 31,
	2006	2005
	(Dollars in Thousands)

Provision for loan losses	$320	$137
Acquisition of Executive House	--	546
Net charge-offs	--	27
Allowance for loan losses	1,971	1,651
Allowance for losses as a percentage of total loans
outstanding at a the end of the period	0.26%	0.27%
Allowance for loan losses as a percentage of
nonperforming loans at end of period	1279.87%	550.33%
Total nonaccrual and 90 days or more past due loans	154	300
Nonaccrual and 90 days or more past due loans as a
percentage of total loans	0.02%	0.05%
Total loans receivable	$763,755	$616,235
Total loans originated	$312,922	$91,333
Total loans purchased	$6,130	$218,230
Total loans sold	$4,245	$--

Noninterest Income (Expense).  Noninterest income (expense) decreased $446,000, or 125.99% to an expense of $92,000 for the year ended December 31, 2006 from the prior year.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2006	Increase/(Decrease) from December 31, 2005	Percentage Increase/(Decrease)
	(Dollars in Thousands)
Service fees and charges on
deposit accounts	$73	$7	10.61%
Loan service fees and charges	420	100	31.25
Gain (loss) on sale of investments	(3)	82	96.47
Mortgage servicing rights, net	(647)	(647)	(100.00)
Other	65	12	22.64
Total noninterest income (expense)	$(92)	$(446)	(125.99)%

Loan service fees and charges increased $100,000 to $420,000 for the year ended December 31, 2006 compared to the year ended December 31, 2005 primarily reflecting our increased loan origination as a result of our acquisition of Executive House.

Mortgage servicing rights, net decreased $647,000 during 2006 from the prior year.  This decrease was the result of amortization during the year of $755,000, offset by mortgage servicing fees of $108,000.

Noninterest Expense.  Noninterest expense increased $3.6 million during the year ended December 31, 2006 to $8.4 million, compared to $4.7 million for the prior year.  The following table provides an analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2006	Increase/(Decrease) from December 31, 2005	Percentage Increase/(Decrease)
	(Dollars in Thousands)

Compensation and benefits	$5,331	$2,454	85.30%
Occupancy and equipment	1,092	620	131.36
Data processing	357	58	19.40
Professional fees	237	53	28.80
Marketing	237	94	65.73
Office supplies and postage	201	72	55.81
Regulatory fees and deposit
insurance premiums	179	61	51.69
Bank and ATM charges	118	14	13.46
Other	632	219	53.03
Total noninterest expense	$8,384	$3,645	76.91%

Major components of the increase in noninterest expense include:

Compensation and benefits increased $2.5 million for the year ended December 31, 2006 from the comparable period in 2005.  This increase was attributable in part to our acquisition of Executive House and reflects a full year of operations in 2006 which contributed $1.2 million to the increase in compensation and benefits.  The remaining $1.3 million increase was attributable to $168,000 in employee benefits, $370,000 in deferred compensation expense, and $750,000 in salary adjustments, annual salary increases and the creation of 15 full time equivalent positions.  These positions were created in the Information Technology Department,  Compliance Department, and our deposit, loan and administrative support areas to accommodate our acquisition of Executive House and our continued growth.

Occupancy and equipment increased $620,000 during the year ended December 31, 2006 from 2005.  These increases were primarily attributable to the opening and operation of our new bank facility in 2006.

Marketing expense increased $94,000 for the year ended December 31, 2006 primarily as a result of the costs associated with the grand opening of our new bank facility in 2006 and a time deposit certificate promotion which was run during 2006.

Other expenses increased $219,000 during the year ended December 31, 2006 from the prior year.  This increase was primarily attributable to $206,000 of other expense generated by Executive House and an increase in other expenses at First Savings Bank of $13,000.

Federal Income Tax Expense.  Federal income tax expense decreased $893,000 for the year ended December 31, 2006 to $2.1 million from $3.0 million for the year ended December 31, 2005.  The effective tax rate for the year ended December 31, 2006 was 23.09%, compared to 24.98% for the year ended December 31, 2005.  The decrease was a result of the tax effect on the increase of other nontaxable income of $176,000 offset by the tax effect on the decrease in tax exempt interest of $263,000.

Impact of Benefit Plans

In connection with the mutual to stock conversion we adopted an employee stock ownership plan.  We also intend to adopt, subject to approval by a majority of the total votes eligible to be cast at a duly called meeting by shareholders, a restricted stock plan and a stock option plan.  The implementation of the employee stock ownership plan and the restricted stock plan will affect our results of operations as a component of employee compensation expense.  The employee stock ownership plan has resulted in employee compensation expense equal to the current market price of the shares that were released and allocated to the participants in the plan. The employee stock ownership plan expense for the year ended December 31, 2007 was for the period from the date of the conversion, October 9, 2007, to December 31, 2007. The effect the restricted stock plan will have on employee compensation expense will be equal to the current market price of the shares being awarded to the employees receiving the shares recognized as compensation expense over the vesting period of the shares. We will account for stock option awards issued to employees under Financial Accounting Standards Board Statements of Financial Accounting Standards No. 123R, which requires recognition of compensation expense based on the fair value of the award at the measurement date, which is generally the date of grant.

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities.  Average balances have been calculated using either the average of the weekly or monthly balances during the period depending on the availability of the applicable balances.  Management believes this method is not materially different from other methods of calculating average balances.  Interest and dividends are not reported on a tax-equivalent basis.

	Year Ended December 31,
	2007			2006			2005
	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost
	(Dollars in Thousands)

Interest-earning assets:
Loans receivable, net (1)	$794,610	$56,123	7.06%	$622,183	$43,416	6.98%	$415,457	$26,075	6.28%
Investment securities available for sale	132,217	5,950	4.50	165,668	7,234	4.37	231,590	9,568	4.13
Investment securities held to maturity	85,661	3,808	4.45	86,854	3,818	4.40	87,159	3,840	4.41
Federal Home Loan Bank stock	4,671	28	0.60	4,671	5	0.11	4,671	19	0.41
Federal funds sold and interest-bearing
deposits	12,451	660	5.30	15,129	787	5.20	23,092	783	3.39
Total interest- earning assets	1,029,610	66,569	6.47	894,505	55,260	6.18	761,969	40,285	5.29

Noninterest earning assets	41,810			54,574			33,439

Total average assets	$1,071,420			$949,079			$795,408

Interest-bearing liabilities:
NOW accounts	$33,780	320	0.95%	$14,596	79	0.54%	$14,734	85	0.58%
Statement savings accounts	14,217	249	1.75	16,139	284	1.76	23,415	414	1.77
Money market accounts	188,805	7,883	4.18	201,109	8,367	4.16	186,026	5,031	2.70
Certificates of deposit	521,126	26,373	5.06	491,657	22,252	4.53	456,262	17,566	3.85
Total deposits	757,928	34,825	4.59	723,501	30,982	4.28	680,437	23,096	3.39

Advances from Federal Home
Loan Bank	149,365	8,023	5.37	119,966	6,266	5.22	12,616	572	4.53

Total interest-bearing liabilities	907,293	42,848	4.72	843,467	37,248	4.42	693,053	23,668	3.42

Noninterest-bearing liabilities	10,165			2,287			7,389

Average net worth	153,962			103,325			94,966

Total liabilities and equity	$1,071,420			$949,079			$795,408

Net interest income		$23,721			$18,012			$16,617
Interest rate spread			1.75%			1.76%			1.87%
Net interest margin (2)			2.30%			2.01%			2.18%
Ratio of average interest-
earning assets to average
interest-bearing liabilities		113.48%			106.05%			109.94%
___________________
(1)           The average loans receivable, net balances include non-accruing loans.
(2)	Net interest margin, otherwise known as yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

Yields Earned and Rates Paid

The following table sets forth for the periods and at the dates indicated, the weighted average yields earned on our assets, the weighted average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	At
	December 31,	Year Ended December 31,
	2007	2007	2006	2005
Weighted average yield on:
Loans receivable, net	6.75%	7.06%	6.98%	6.28%
Investment securities available for sale	5.12	4.50	4.37	4.13
Investment securities held to maturity	4.60	4.45	4.40	4.41
Federal Home Loan Bank stock	1.00	0.60	0.11	0.41
Federal funds sold and interest-
bearing deposits	3.88	5.30	5.20	3.39
Total interest-earning assets	6.36	6.47	6.18	5.29

Weighted average rate paid on:
NOW accounts	0.59	0.95	0.54	0.58
Statement savings accounts	1.75	1.75	1.76	1.77
Money market accounts	2.65	4.18	4.16	2.70
Certificates of deposit	4.99	5.06	4.53	3.85
Total average deposits	4.34	4.59	4.28	3.39
Advances from Federal Home Loan Bank	4.32	5.37	5.22	4.53
Total interest-bearing liabilities	4.33	4.72	4.42	3.42

Interest rate spread (spread between weighted
average rate on all interest-earning assets and all
interest-bearing liabilities)	2.03	1.75	1.76	1.87

Net interest margin (net interest income (expense) as
a percentage of average interest-earning assets)	N/A	2.30	2.01	2.18

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income.  Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes in rate/volume are allocated proportionately to the changes in rate and volume.

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Compared to December 31, 2006			Compared to December 31, 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In Thousands)
Interest-earning assets:
Loans receivable, net	$637	$12,070	$12,707	$4,356	$12,985	$17,341
Investment securities available
for sale	171	(1,455)	(1,284)	399	(2,733)	(2,334)
Investment securities held to
maturity	44	54	(10)	(9)	(13)	(22)
Federal funds sold and interest-
bearing deposits with banks	23	--	23	282	(278)	4
Federal Home Loan Bank stock	12	(139)	(127)	(14)	--	(14)

Total net change in income on
interest-earning assets	887	10,422	11,309	5,014	9,961	14,975

Interest-bearing liabilities:
NOW accounts	138	103	241	(5)	(1)	(6)
Statement savings accounts	(1)	(34)	(35)	(2)	(128)	(130)
Money market accounts	39	(523)	(484)	2,930	406	3,336
Certificates of deposit	2,778	1,343	4,121	3,329	1,357	4,686
Advances from Federal Home Loan Bank	224	1,533	1,757	828	4,866	5,694

Total net change in expense on
interest-bearing liabilities	3,178	2,422	5,600	7,080	6,500	13,580

Net change in net interest income	$(2,291)	$8,000	$5,709	$(2,066)	$3,461	$1,395

Asset and Liability Management and Market Risk

General.  Our board of directors has established an asset and liability management policy to guide management in maximizing net interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability.  The policy includes the use of an Asset Liability Management Committee whose members include certain members of senior management.  The committee=s purpose is to communicate, coordinate and manage our asset/liability positions consistent with our business plan and board-approved policies, as well as to price savings and lending products, and to develop new products.  The Asset Liability Management Committee meets quarterly to review various areas including:

$	economic conditions;

$	interest rate outlook;

$	asset/liability mix;

$	interest rate risk sensitivity;

$	current market opportunities to promote specific products;

$	historical financial results;

$	projected financial results; and

$	capital position.

The committee also reviews current and projected liquidity needs, although not necessarily on a quarterly basis.  As part of its procedures, the Asset Liability Management Committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution=s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential change in market value of portfolio equity that is authorized by the board of directors.

Our Risk When Interest Rates Change.  The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time.  Market interest rates change over time.  Our loans generally have longer maturities than our deposits.  Accordingly, our results of operations, like those of other financial institutions, are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities.  The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

$	we have increased our originations of shorter term loans and particularly, construction/land development loans and consumer loans;

$	we have structured our borrowings with relatively short-terms to maturity to match fund our short-term construction/land development loans;

$	we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets; and

$	we have invested in securities with relatively short anticipated lives, generally three to five years.

        How We Measure the Risk of Interest Rate Changes. We monitor First Savings Bank=s interest rate sensitivity on a quarterly basis using proprietary software as supported by The Baker Group, a third party provider, which measures the change in net interest income as a percentage of net income in varying rate environments.  Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates.  Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions.  Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates.  Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented.  In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  We consider all these factors in monitoring our interest rate exposure.

The assumptions we use are based upon a combination of proprietary and market data that reflect historical results and current market conditions.  These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios.  We use market data as provided by the Baker Group to determine prepayments and maturities of loans, investments and borrowings, and use our own assumptions on deposit decay rates except for time deposits.  Time deposits are modeled to reprice to market rates upon their stated maturities.  We also assume that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates, based upon our historical deposit decay rates which are substantially lower than market decay rates.  We have demonstrated in the past that the tiering structure of our deposit accounts during changing rate environments results in relatively lower volatility and less than market rate changes in our interest expense for deposits.  We tier our deposit accounts by balance and rate, whereby higher balances within an account earn higher rates of interest.  Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers). When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits.  These assumptions are based upon our analysis of our customer base, competitive factors and historical experience.

The following table illustrates the change in the net portfolio value at December 31, 2007 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest movement.

				Net Portfolio as % of
Basis Point	Net Portfolio Value (1)			Portfolio Value of Assets		Market Value
Change in Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	of Assets(5)
	(Dollars in Thousands)

300	$169,081	$(46,331)	(21.51)%	16.12%	(4.10)	$1,048,958
200	183,504	(31,908)	(14.81)	17.08	(2.82)	1,074,642
100	199,229	(16,183)	(7.51)	18.08	(1.43)	1,102,077
0	215,412	--	--	19.06	--	1,130,460
(100)	228,173	12,761	5.92	19.74	1.13	1,155,866
(200)	234,738	19,326	8.97	19.96	1.71	1,176,131
(300)	233,711	18,299	8.49	19.63	1.62	1,190,716

(footnotes on following page)

__________
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

(2)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(3)	Calculated as the net portfolio value divided by the market value of assets (Anet portfolio value ratio@).
(4)
Calculated as the increase (decrease) in the net portfolio value ratio assuming the indicated change in interest rates over the estimated portfolio value of assets assuming no change in interest rates.

(5)
Calculated based on the present value of the discounted cash flows from assets.  The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

When interest rates decline by 100, 200, or 300 basis points, our net interest income gradually increases because our earning assets are primarily long term fixed rate loans and the rate we earn decreases at a slower pace than the rate we pay on our interest-bearing liabilities (primarily borrowed funds).  Interest income would decrease on our interest-earning assets primarily because of increased prepayment risks that would emerge.  We expect that our interest expense would decrease proportionally to the decline in interest income because of the sensitivity of our short term borrowings from the Federal Home Loan Bank of Seattle which re-price daily and our money market liabilities which are tied to the 90 day U. S. Treasury bill rate.  Furthermore, the rate we pay on the majority of our deposits and on some borrowed funds cannot decline 100, 200, or 300 basis points in the event of an immediate change in market interest rates, since most of our interest-bearing liabilities possess some term structures.

When interest rates rise by 100, 200 or 300 basis points, our net interest income and the net portfolio value decreases because the rate we earn on our interest-earning assets does not increase as rapidly as the rates we would pay on our interest-bearing liabilities.  Our interest-earning assets primarily consist of intermediate-term and longer-term loans that do not reprice quickly and investments with primarily intermediate-term structures.  Our interest-bearing liabilities generally consist of short-term deposits (savings, money market, and certificates of deposits) and short- to intermediate-term borrowings from the Federal Home Loan Bank of Seattle that would reprice more quickly than our interest-earning assets.

The net interest income and net portfolio value tables presented above are predicated upon a stable balance sheet with no growth or change in asset or liability mix.  In addition, the net portfolio value is based upon the present value of discounted cash flows using the Baker Group=s market analysis and our estimates of current replacement rates to discount the cash flows.  The effects of changes in interest rates in the net interest income table are based upon a cash flow simulation of our existing assets and liabilities and, for purposes of simplifying the analysis, assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case.  Delinquency rates may change when interest rates change; as a result of changes in the loan portfolio mix, underwriting conditions, loan terms, or changes in economic conditions that have a delayed effect on the portfolio.  The model we use that is administered by the Baker Group does not change the delinquency rate for the various interest rate scenarios.  Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth above.  Also, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net portfolio value and net interest income other than those indicated above.

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

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the Federal Home Loan Bank of Seattle.  These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.  We believe that our current liquidity position, and our forecasted operating results are sufficient to fund all of our existing commitments.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities.  On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under ABusiness of First Savings Bank B Lending Activities.@  At December 31, 2007, the total approved loan origination commitments outstanding amounted to $28.9 million.  At the same date, unused lines of credit were $3.5 million.  We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities.  Certificates of deposit scheduled to mature in one year or less at December 31, 2007 totaled $387.7 million.  Management=s policy is to maintain deposit rates at levels that are competitive with other local financial institutions.  Based on historical experience, we believe that a significant portion of maturing deposits will remain with First Savings Bank.  In addition, we had the ability at December 31, 2007 to borrow an additional $235.8 million from the Federal Home Loan Bank of Seattle as a funding source to meet commitments and for liquidity purposes.  In addition, First Savings Bank has a line of credit of $10.0 million with another financial institution which could be used for liquidity.

We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due.  Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices, or in a reasonable time frame, to meet our normal or unanticipated obligations.  We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

Our primary source of funds is our deposits.  When deposits are not available to provide the funds for our assets, we use alternative funding sources.  These sources include, but are not limited to: cash management from the Federal Home Loan Bank of Seattle, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives.  Alternatively, we may also liquidate assets to meet our funding needs.

On a quarterly basis, we estimate our liquidity sources and needs for the coming three-month, six-month, and one-year time periods.  Also, we determine funding concentrations and our need for sources of funds other than deposits.  This information is used by our Asset Liability Management Committee in forecasting funding needs and investing opportunities.

Capital

Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain a Awell capitalized@ institution in accordance with regulatory standards.  As of December 31, 2007 First Savings Bank exceeded all regulatory capital requirements.  Regulatory capital ratios for First Savings Bank were as follows as of December 31, 2007: Tier 1 capital 25.91%; Tier 1(core) risk based capital 24.84%; and total risk-based capital 16.62%.  The regulatory capital requirements to be considered well capitalized are 10%, 6%, and 5%, respectively. See Item 1, ABusiness-How We Are Regulated-Regulation and Supervision of First Savings Bank-Capital Requirements.@

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and the unused portions of lines of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised.  At December 31, 2007 and 2006, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer=s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.  The amount and type of collateral required varies, but may include real estate and income-producing commercial properties.  At December 31, 2007, commitments to originate loans, commitments under unused lines of credit, and undisbursed portions of construction loans in process, for which we were obligated amounted to approximately $28.9 million, $3.5 million and $108.9 million, respectively.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business.  There are currently no matters that in the opinion of management, would have material adverse effect on First Financial Northwest=s consolidated financial position, results of operation, or liquidity.

Among our contingent liabilities are exposures to limited recourse arrangements with respect to sales of whole loans and participation interests.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at December 31, 2007.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In Thousands)
Commitments to originate loans	$28,911	$28,911	$--	$--	$--
Unused portion of home equity
lines of credit	3,502	--	--	--	3,502
Undisbursed portion of construction
loans in process	108,939	86,499	20,993	496	951
Total commitments	$141,352	$115,410	$20,993	$496	$4,453

Impact of Inflation

The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  The primary impact of inflation is reflected in the increased cost of our operations.  As a result, interest rates generally have a more significant impact on a financial institution=s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.  In a period of rapidly rising interest rates, the liquidity and maturity structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of noninterest expense.  Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation.  An additional effect of inflation is the possible increase in dollar value of the collateral securing loans that we have made.  Our management is unable to determine the extent, if any, to which properties securing loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements

Effective January 1, 2007, we adopted Financial Accounting Standards Board  Interpretation No. 48, AAccounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).@  This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken, or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a significant impact on our consolidated financial statements.  Our policy is to recognize interest and penalties on unrecognized tax benefits in Federal income tax expense in the consolidated statements of operations.  The amount of interest and penalties for the year ended December 31, 2007 was immaterial.  The tax years subject to examination by the taxing authorities are the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

On February 15, 2007, the Financial Accounting Standards Board  issued Statement of Financial Accounting Standards No. 159, AThe Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159),@ which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur.  This statement further establishes certain additional disclosure requirements.  This statement is effective for our financial statements for the year beginning on January 1, 2008.  The adoption of SFAS 159 did not have a significant impact on our consolidated financial statements.

On September 15, 2006, the Financial Accounting Standards Board  issued Statement of Financial Accounting Standards No. 157, AFair Value Measurements (SFAS 157).@   This statement defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.  This statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This statement is effective for our financial statements issued for the year beginning on January 1, 2008.  The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained under "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" of this Form 10-K is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	75
Consolidated Balance Sheets as of December 31, 2007 and 2006	76
Consolidated Statements of Operations for the Years Ended
December 31, 2007, 2006, and 2005	77
Consolidated Statements of Equity and Comprehensive Income for the
Years Ended December 31, 2007, 2006 and 2005	78
Consolidated Statements of Cash Flows For the Years Ended
December 31, 2007, 2006 and 2005	79
Notes to Consolidated Financial Statements	81

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

First Financial Northwest, Inc.:

We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Northwest, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/KPMG, LLP

March 27, 2008
Seattle, Washington

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
 (In thousands, except share data)

	December 31,
Assets	2007	2006

Cash on hand and in banks	$3,675	12,135
Interest-bearing deposits	787	7,238
Federal funds sold	7,115	7,290
Investments available for sale	119,837	149,051
Investments held to maturity (fair value
of $81,545 and $87,724)	80,410	86,786
Loans receivable, net of allowance of $7,971 and $1,971	880,664	700,328
Premises and equipment, net	13,339	13,737
Federal Home Loan Bank stock, at cost	4,671	4,671
Accrued interest receivable	5,194	4,710
Mortgage servicing rights	1,126	1,560
Federal income tax receivable	—	636
Deferred tax assets, net	7,093	—
Goodwill	14,206	14,206
Prepaid expenses and other assets	2,771	2,363
Total assets	$1,140,888	1,004,711
Liabilities and Stockholders' Equity
Liabilities
Deposits	$729,494	750,710
Advances from Federal Home Loan Bank	96,000	147,000
Advance payments from borrowers for taxes
and insurance	2,092	1,105
Accrued interest payable	132	176
Federal income tax payable	726	—
Deferred tax liabilities, net	—	56
Other liabilities	3,158	1,622
Total liabilities	831,602	900,669

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 22,852,800
and -0- in 2007 and 2006, respectively	229	—
Additional paid-in capital	224,181	—
Retained earnings, substantially restricted	102,769	106,753
Accumulated other comprehensive loss, net	(1,180)	(2,711)
Unearned Employee Stock Ownership Plan (ESOP) shares	(16,713)	—
Total stockholders' equity	309,286	104,042
Total liabilities and stockholders' equity	$1,140,888	1,004,711

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
 (In thousands, except share data)

	Years Ended December 31,
	2007	2006	2005

Interest income
Loans, including fees	$56,123	43,416	26,075
Investments available for sale	5,950	7,234	9,568
Investments held to maturity	334	225	120
Tax-exempt investments held to maturity	3,474	3,593	3,720
Federal funds sold and interest bearing deposits with banks	660	787	783
Dividends on Federal Home Loan Bank stock	28	5	19
Total interest income	66,569	55,260	40,285
Interest expense
Deposits	34,825	30,982	23,096
Federal Home Loan Bank advances	8,023	6,266	572
Total interest expense	42,848	37,248	23,668
Net interest income	23,721	18,012	16,617
Provision for loan losses	6,000	320	137
Net interest income after provision for loan losses	17,721	17,692	16,480
Noninterest income (expense)
Net gain (loss) on sale of investments	—	(3)	(85)
Other	589	(89)	439
Total noninterest income (expense)	589	(92)	354
Noninterest expense
Salaries and employee benefits	5,383	5,331	2,877
Occupancy and equipment	1,060	1,092	472
Contribution to First Financial Northwest Foundation	16,928	—	—
Other general and administrative	2,598	1,961	1,390
Total noninterest expense	25,969	8,384	4,739
Income (loss) before federal income taxes	(7,659)	9,216	12,095
Federal income tax (benefit) expense	(3,675)	2,128	3,021
Net income (loss)	$(3,984)	7,088	9,074
Basic loss per share (1)	$(0.51)	N/A	N/A
Diluted loss per share (1)	$(0.51)	N/A	N/A

(1) Loss per share is calculated for the period from October 9, 2007 to December 31, 2007 the period for which the Company was publicly-owned.

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
 (In thousands, except share data)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	ESOP	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Shares	Equity
Balances at January 1, 2005	$—	—	90,591	(353)	—	90,238
Comprehensive income:
Net income	—	—	9,074	—	—	9,074
Other comprehensive loss, net of tax:
Change is fair value of investments
available for sale, net of tax of $1,534	—	—	—	(2,959)	—	(2,959)
Total comprehensive income						6,115
Balances at December 31, 2005	—	—	99,665	(3,312)	—	96,353
Comprehensive income:
Net income	—	—	7,088	—	—	7,088
Change is fair value of investments
available for sale, net of tax of $239	—	—	—	601	—	601
Total comprehensive income						7,689
Balances at December 31, 2006	—	—	106,753	(2,711)	—	104,042
Comprehensive loss:
Net loss	—	—	(3,984)	—	—	(3,984)
Change is fair value of investments
available for sale, net of tax of $790	—	—	—	1,531	—	1,531
Total comprehensive loss						(2,453)
Issuance of 22,852,800 shares of common stock
net of offering costs	229	224,184	—	—	—	224,413
Purchase of 1,692,800 ESOP shares	—	—	—	—	(16,928)	(16,928)
Allocation of 21,533 ESOP shares	—	(3)	—	—	215	212
Balances at December 31, 2007	$229	224,181	102,769	(1,180)	(16,713)	309,286

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (In thousands, except share data)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$(3,984)	7,088	9,074
Adjustments to reconcile net income to
net cash provided by operating activities,
net of effect of acquisition:
Provision for loan losses	6,000	320	137
Depreciation and amortization of
premises and equipment	726	749	216
Amortization of mortgage servicing rights	434	755	—
Net amortization of premiums and
discounts on investments	1,113	1,325	2,220
ESOP expense	212	—	—
Charitable foundation donation	16,928	—	—
Net realized loss on investments
available for sale	—	3	85
Mutual funds dividends	(302)	(259)	(186)
Federal Home Loan Bank stock dividends	—	—	(19)
Loss from disposal of premises and equipment	—	44	32
Deferred federal income taxes	(7,938)	(403)	—
Cash provided by (used in) changes in operating
assets and liabilities:
Other assets	(408)	(158)	(99)
Accrued interest receivable	(484)	(292)	(295)
Accrued interest payable	(44)	51	—
Other liabilities	1,536	(401)	876
Federal income taxes	1,362	(1,163)	296
Net cash provided by operating activities	15,151	7,659	12,337
Cash flows from investing activities, net of
affect of acquisition:
Proceeds from sale of investments	—	3,505	21,557
Principal repayments on investments
available for sale	31,016	37,582	63,017
Principal repayments on investments
held to maturity	6,591	1,637	3,603
Purchases of investments available for sale	—	(5,921)	(9,667)
Purchases of investments held to maturity	(509)	(1,928)	(1,951)
Origination and purchases of loans receivable,
net of principal repayments	(186,336)	(159,953)	(158,417)
Purchases of premises and equipment	(328)	(747)	(9,563)
Cash paid for Executive House, Inc. acquisition,
net of cash acquired	—	—	(14,423)
Net cash used in investing activities	(149,566)	(125,825)	(105,844)
Balance, carried forward	(134,415)	(118,166)	(93,507)

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (In thousands, except share data)

	Years Ended December 31,
	2007	2006	2005

Balance, brought forward	$(134,415)	(118,166)	(93,507)
Cash flows from financing activities:
Net increase (decrease) in deposits	(21,216)	61,208	23,262
Advances from Federal Home Loan Bank	278,000	72,000	80,000
Repayments of advances from Federal Home
Loan Bank	(329,000)	(15,000)	(7,000)
Net increase in advance payments from borrowers
for taxes and insurance	987	438	109
Proceeds from stock offering, net of costs	190,558	—	—
Net cash provided by financing activities	119,329	118,646	96,371
Net increase (decrease) in cash	(15,086)	480	2,864
Cash and cash equivalents at beginning of year	26,663	26,183	23,319
Cash and cash equivalents at end of year	$11,577	26,663	26,183
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$42,893	37,196	23,638
Federal income taxes	2,902	3,695	2,725

Non Cash Financing Activities:

During 2007, the Company issued 1,692,800 shares of common stock to the Employee Stock Ownership Plan (ESOP) and recorded a note receivable from the ESOP. The note receivable is shown as Unearned Employee Stock Ownership Plan (ESOP) shares in the consolidated balance sheet.

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Note 1 - Summary of Significant Accounting Policies

Description of Business and Principles of Consolidation

First Financial Northwest, Inc. (Company) is a stock holding company incorporated in the State of Washington in June 2007, for further information see “Note 2 – Reorganization.” The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly owned subsidiaries First Savings Bank Northwest (Bank) and First Financial Diversified.

First Savings Bank Northwest is a Washington State chartered savings bank whose deposits are insured by the Federal Deposit Insurance Fund (FDIC). It conducts business from its one office location in Renton which consists of attracting deposits from the general public and originating primarily single family, commercial and multi-family real estate loans for its own portfolio.

Executive House, Inc is a Washington State chartered mortgage banking company and is a wholly owned subsidiary of First Savings Bank Northwest since being acquired in December 2005. It conducts business from its one office location in Renton which consists of originating construction and land development loans and other commercial real estate loans for its own portfolio and periodically for investor purposes.

First Financial Diversified is a Washington State chartered multipurpose company with primary emphasis on escrow and mortgage broker activities. It conducts its business from its one office location in Renton which consists of closing real estate transactions for the Bank and its subsidiary, Executive House, and for the general public. Additional activities include mortgage broker services and limited consumer loans to the Bank’s customers for its own portfolio.

Segment Information

The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of attracting deposits from the general public and lending activities. Substantially all income is derived from a diverse base of commercial, mortgage and consumer lending activities and investments.

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP). In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of income and expense during the reporting period. A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for loan losses. Actual results could differ from these estimates.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions among the Company and its subsidiaries have been eliminated in consolidation.

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current consolidated financial statement presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits, and federal funds sold.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

An average cash reserve balance is required to be maintained with the Federal Reserve Bank. For the years ended December 31, 2007 and 2006, adequate levels of cash were maintained to meet the Federal Reserve Bank requirement.

Investments

The Company identifies investments as held to maturity or available for sale at the time of acquisition. Investments are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Investments are classified as available for sale when the Company intends to use them for future liquidity requirements and may be sold prior to maturity.

Investments held to maturity consist primarily of bank qualified tax exempt bonds with some Community Reinvestment Act (CRA) supported mortgage backed investments. They are recorded at cost and adjusted for amortization of premiums or accretion of discounts using the interest method. Investments available for sale consist primarily of mortgage backed investments and are carried at fair value. Unrealized gains and losses on investments available for sale are excluded from earnings and are reported in other comprehensive income net of applicable taxes. Realized gains and losses on sale are computed on the specific identification method.

The estimated fair value of investments is based on quoted market value prices for investments traded in the public marketplace or dealer quotes. Certain investments are mortgage-backed investments and represent participation interest in pools of first mortgage loans originated and serviced by the issuers of investments.

Premiums and discounts are amortized using the level yield method over the remaining period to contractual maturity, adjusted for anticipated prepayments. To the extent the estimated lives of such investments change as a result of changes in prepayment rates, the adjustment is also included in net investment income.

A below cost decline in the market value of any available for sale or held to maturity investment that is deemed to be other than temporary results in a reduction in the carrying amount to that of fair value. A charge to earnings and an establishment of a new cost basis for the investment is made. Unrealized investment losses are evaluated at least quarterly to determine whether such declines should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of an investment is generally deemed to be temporary when the fair value of the investment security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the investment for a sufficient time to recover the carrying value. Other factors that may be considered in determining whether decline in the value of either a debt or an equity investment is “other than temporary” include ratings by recognized rating agencies, and extent and duration of unrealized loss position.

Federal Home Loan Bank Stock

Federal Home Loan Bank (FHLB) stock is recorded at cost, is redeemable at par value and can be pledged as collateral for FHLB advances.

Loans Receivable and Loans Held for Sale

Loans are recorded at their outstanding principal balance adjusted for charge-offs, the allowance for loan losses and net deferred fees or costs. Interest on loans is calculated using the simple interest method based on the month end balance of the principal amount outstanding and is credited to income as earned.

The accrual of interest on mortgage loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in the process of collection. Consumer and other loans are typically managed in the same

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

manner. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is doubtful.

All interest accrued but not collected on loans that are placed on non-accrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current or within 60 days of due date and future payments are reasonably assured.

Mortgage loans held for sale are carried at the lower of amortized cost or market value determined on an aggregate basis. At origination or anytime management determines the loan will not be held to maturity, the loan is classified as held for sale. Factors that management utilize to determine if a loan will not be held to maturity are: liquidity needs, economic forecasts and the loan type.

Allowance for Loan Losses

The allowance for loan losses is established as probable losses are estimated to have occurred through a provision for loan losses charged to earnings. Losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, historical loss considerations, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or changes to the credit quality of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed. Impairment is measured by the fair value method on a loan-by-loan basis except for smaller balance homogeneous loans which are collectively evaluated for impairment.

When a loan is identified as impaired, we measure the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases we use an observable market price or

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows.

If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize impairment through an allowance estimate or a charge-off to the allowance.

Loan Fees

Loan origination fees and certain origination costs are deferred and amortized as an adjustment of the yields of the loans over their contractual lives, adjusted for prepayment of the loans, using the effective interest method. In the event loans are sold, the deferred net loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans.

Mortgage Banking Operations

The Company through its subsidiary, Executive House Inc., periodically sells mortgage loans on a servicing retained basis at par. Income from mortgage loans brokered to other lenders is recognized into income on date funding is received and assignment made.

Commitments to sell mortgage loans are made primarily during the period between the taking of the loan application, and approval by the investor Bank. The timing of fulfilling these sale commitments is dependent upon processing, borrower acceptance and closing of the loan. Most of these sale commitments are made on a best-efforts basis whereby the subsidiary is only obligated to sell the mortgage if the mortgage loan is approved by the investor Bank and closed by the subsidiary. As a result, management believes that market risk is minimal.

Loan servicing income is recorded when earned. Loan servicing costs are charged to expense as incurred.

Mortgage Servicing Rights

Mortgage servicing rights (MSR) are recorded as separate assets through the purchase of the rights or origination of mortgage loans that are sold with servicing rights retained. The Company records originated MSR based on quoted market prices, other observable market data, or on the estimated discounted cash flows if observed market prices are not available.

Mortgage servicing rights are amortized in proportion to, and over, the estimated period the net servicing income will be collected. The carrying value of MSR is evaluated quarterly in relation to estimated future cash flows to be received, and such carrying value is adjusted for indicated impairments based on management’s best estimate of the remaining cash flows. In addition, the Company annually obtains third-party appraisals of the estimated fair value of the MSR portfolio. When estimating the cash flows and fair value using a discounted cash flow model, key assumptions included are prepayment and discount rates, estimated costs of servicing, other income, and other expenses. For purposes of measuring impairment, the Company has stratified its MSR based on the type and interest rate of the underlying loans.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation and amortization for buildings and building improvements is 15 to 40 years; and for furniture, fixtures and equipment is three to seven years. The Company reviews buildings, improvements and equipment for impairment whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Goodwill

Goodwill represents the costs in excess of net assets acquired arising from the purchase of Executive House, Inc. Goodwill is not amortized, but is reviewed for impairment and written down and charged to expense during the periods in which the recorded value is more than its implied value. The Company evaluates any potential impairment of goodwill on an annual basis. The Company has evaluated goodwill and concluded there is no goodwill impairment for the years ended December 31, 2007 or 2006.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Federal Income Taxes

The Company files a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

Deferred tax assets are recognized subject to management’s judgment that realization is more likely than not. A tax position that meets the “more likely than not” recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties are recognized as a component of income tax expense.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) as described below, FIN 48 did not have a significant impact on the Company’s financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2007 and 2006, we had an insignificant amount of unrecognized tax benefits, none of which would affect the effective tax rates if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next twelve months. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Federal income tax expense in the Consolidated Statements of Operations. The amount of interest and penalties for the year ended December 31, 2007 was immaterial. The Company and its wholly-owned subsidiaries file consolidated U.S. Federal income tax returns. The tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2006, 2005, and 2004.

Employee Stock Ownership Plan (ESOP)

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. ESOP shares not committed to be released are not considered outstanding. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur if securities or other commitments to issue common stock were exercised or converted into common stock. The Company had no potentially dilutive common shares at December 31, 2007. Earnings per share are only computed for the period ended December 31, 2007, as no shares were outstanding before that period.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on investments available for sale which are also recognized as separate components of equity.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

Note 2 - Reorganization

On November 15, 2006 and subsequently amended on April 18, 2007 the Board of Directors of First Financial Holdings, MHC approved a plan of conversion and reorganization under which the First Financial Holdings, MHC would convert from a mutual holding company to a stock holding company. The conversion to a stock holding company was approved by the depositors and borrowers of First Savings Bank, the Office of Thrift Supervision (OTS) and the Washington Department of Financial Institutions and included the filing of a registration statement with the Securities and Exchange Commission. Upon the completion of the conversion and reorganization on October 9, 2007, First Financial Holdings, MHC and First Financial of Renton, Inc. ceased to exist as separate legal entities and First Financial Northwest, Inc. became the holding company for the Bank. At the time of the conversion, First Savings Bank of Renton changed its name to First Savings Bank Northwest. The Bank along with First Financial Diversified, Inc. became wholly owned subsidiaries of First Financial Northwest, Inc. On October 9, 2007, the Company issued and sold shares of capital stock to eligible depositors and borrowers of First Savings Bank Northwest.

The gross proceeds of the issuance of capital stock were $211,600. The cost of conversion and the issuance of capital stock was approximately $4,100 which was deducted from the proceeds of the offering.

As part of the conversion and reorganization, First Savings Bank Northwest elected to be treated as a savings association rather than as a bank. For holding company purposes, First Financial Northwest, Inc. is subject to regulation by the Office of Thrift Supervision (OTS). First Savings Bank Northwest is also regulated by the Federal Deposit Insurance Corporation (FDIC) and the Washington Department of Financial Institutions.

Additionally, in accordance with OTS regulations, at the time of the conversion from a mutual holding company to a stock holding company, First Savings Bank Northwest substantially restricted its retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank since the conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

restore an eligible account holder’s or supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The Board of Directors also approved the establishment of a charitable foundation which was funded with authorized but unissued shares equal to 8% of the common stock outstanding after the offering and the establishment of an ESOP.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Note 3 – Investments Available for Sale

Investments available for sale are summarized as follows:

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

Mortgage-backed and
related investments:
FNMA certificates	$66,594	73	1,029	65,638
FHLMC certificates	36,794	34	638	36,190
GNMA certificates	10,116	20	79	10,057
U.S. Government agencies	2,001	3	—	2,004
Mutual fund (1)	6,120	—	172	5,948
	$121,625	130	1,918	119,837

	December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

Mortgage-backed and
related investments:
FNMA certificates	$85,195	30	2,450	82,775
FHLMC certificates	45,815	14	1,325	44,504
GNMA certificates	14,315	—	224	14,091
U.S. Government agencies	2,016	—	6	2,010
Mutual fund (1)	5,819	—	148	5,671
	$153,160	44	4,153	149,051

(1) The fund invests primarily in private label securities backed by or representing an interest in mortgages or domestic residential housing or manufactured housing with additional investments in U.S. Government or agency securities.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

The amortized cost and estimated fair value of investments available for sale at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the investment may have call or prepay options with or without call or prepayment penalties.

	Amortized cost	Fair value

Due within one year	$6,136	5,965
Due after one year through five years	6,880	6,830
Due after five years through 10 years	40,268	39,677
Due after ten years	68,341	67,365
	$121,625	119,837

Investments with a market value of $10,735 and $10,656 were pledged as collateral for public deposits at December 31, 2007 and 2006, respectively, which exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.

Sales of available for sale investments were as follows:

	Years Ended December 31,
	2007	2006	2005

Proceeds	$—	$3,505	$215,557
Gross gains	—	—	26
Gross losses	—	3	111

The tax (benefit) expense related to these net realized gains and losses was $0, $1, and $29, respectively.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Note 4 – Investments Held to Maturity

The amortized cost and estimated fair value of investments held to maturity are as follows:

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

Tax-exempt municipal bonds	$73,912	1,385	278	75,019
Taxable muncipal bonds	1,659	3	6	1,656
U.S. Government agencies	3,931	46	1	3,976
Mortgage-backed and related
investments:
FNMA certificates	907	—	14	893
Other investments	1	—	—	1
	$80,410	1,434	299	81,545

	December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value

Tax-exempt municipal bonds	$78,598	1,386	323	79,661
Taxable muncipal bonds	1,677	4	20	1,661
U.S. Government agencies	3,443	4	46	3,401
Mortgage-backed and related
investments:
FNMA certificates	3,067	—	67	3,000
Other investments	1	—	—	1
	$86,786	1,394	456	87,724

Subsequent to December 31, 2007 the Company elected to make a one-time transfer of its entire investments held to maturity portfolio to investments available for sale portfolio as a tax planning strategy. During January 2008, a portion of the tax-exempt municipal bond portfolio was sold. Gross proceeds from the sales were $62,551 with gross gains of $1,429 and gross losses of $56.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

The amortized cost and fair value of investments held to maturity at December 31, 2007, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because investments may have call or prepay options with or without call or prepayment penalties.

	Amortized cost	Fair value

Due within one year	$2,611	2,618
Due after one year through five years	13,029	13,155
Due after five years through 10 years	15,227	15,505
Due after ten years	49,543	50,267
	$80,410	81,545

There were no sales of investments held to maturity during the years ended December 31, 2007, 2006, and 2005.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Note 5 - Other than Temporary Impairment of Investments

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	December 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

FNMA certificates	$77	-	58,890	(1,043)	58,967	(1,043)
FHLMC certificates	-	-	32,921	(638)	32,921	(638)
GNMA certificates	-	-	3,807	(79)	3,807	(79)
Mutual fund	-	-	6,120	(172)	6,120	(172)
Municipal bonds	2,254	(145)	11,768	(138)	14,022	(283)
U.S. Government agencies	-	-	1,016	(2)	1,016	(2)
	$2,331	(145)	114,522	(2,072)	116,853	(2,217)

	December 31, 2006
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair value	loss	Fair value	loss	Fair value	loss

FNMA certificates	$6,339	(213)	74,740	(2,304)	81,079	(2,517)
FHLMC certificates	4,359	(129)	37,910	(1,195)	42,269	(1,324)
GNMA certificates	5,733	(94)	8,146	(130)	13,879	(224)
Mutual fund	—	—	5,671	(148)	5,671	(148)
Other	2,009	(6)	—	—	2,009	(6)
Municipal bonds	8,251	(57)	12,292	(287)	20,543	(344)
U.S. Government agencies	—	—	2,965	(46)	2,965	(46)
	$26,691	(499)	141,724	(4,110)	168,415	(4,609)

Temporarily impaired investments are a result of market value changes due to rising interest rates and are expected to regain the lost value with market shifts; other-than-temporary impaired investments can result from events such as a significant adverse change in the regulatory, economic or technological environment of the issuer; an adverse change in the general market condition of the geographical area or industry in which the issuer operates; a significant deterioration in the earning performance, credit rating or asset quality of the issuer, which would lead management to believe the security is other than temporarily impaired. The Company had no investments at December 31, 2007 and 2006 with other-than-temporary impairments.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Certain investments shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these investments and has determined that the decline in value is temporary. For fixed income investments, the unrealized loss is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. The Company anticipates full recovery of amortized cost with respect to these investments at maturity or sooner in the event of a more favorable market interest rate environment and has the ability and the intent to hold these investments until recovery. Given that the mutual fund invests primarily in mortgage-related investments with interest rate adjustment features and the rise in short-term rates, the Company believes the unrealized loss on the mutual fund is temporary and has the intent and ability to hold this investment until recovery.

Note 6 - Loans Receivable, Net

Loans receivable, net, consist of the following:

	December 31
	2007	2006

One to four family residential	$424,863	373,192
Multi-family residential	76,039	79,701
Commercial real estate	204,798	153,924
Construction and land development	288,378	153,401
Home equity	6,368	3,038
Savings account loans	127	296
Other loans	177	203
	1,000,750	763,755
Less:
Loans in process	108,939	58,731
Deferred loan fees	3,176	2,725
Allowance for loan losses	7,971	1,971
	$880,664	700,328

At December 31, 2007 and 2006 there were no loans classified as held for sale.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

The Company originates both adjustable and fixed interest rate loans. At December 31, 2007, and 2006, the composition of loans receivable was as follows:

December 31, 2007
Fixed rate		Adjustable rate
		Term to rate
Term to maturity	Book value	adjustment	Book value

Due within one year	$12,060	Due within one year	$304,888
After 1 year through 3 years	20,679	After 1 year through 3 years	6,660
After 3 years through 5 years	49,568	After 3 years through 5 years	768
After 5 years through 10 years	404,401	After 5 years through 10 years	2,142
Beyond 10 years	197,104	Beyond 10 years	2,480
	$683,812		$316,938

December 31, 2006
Fixed rate		Adjustable rate
		Term to rate
Term to maturity	Book value	adjustment	Book value

Due within one year	$17,742	Due within one year	$147,389
After 1 year through 3 years	15,033	After 1 year through 3 years	3,187
After 3 years through 5 years	28,510	After 3 years through 5 years	—
After 5 years through 10 years	346,425	After 5 years through 10 years	3,177
Beyond 10 years	202,292	Beyond 10 years	—
	$610,002		$153,753

The majority of the adjustable rate construction loans are tied to the prime rate as published in the Wall Street Journal. The remaining adjustable rate loans have interest rate adjustment limitations and are generally indexed to either the national average mortgage contract interest rate for major lenders on the purchase of previously occupied homes or the monthly weighted average cost of funds for eleventh district savings institutions, both as published by the FHLB of Seattle. Future market factors may affect the correlation of the interest rate adjustment with the rates the Company pays on the short-term deposits that have been primarily utilized to fund these loans.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

The activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2007	2006	2005

Balance at beginning of period	$1,971	1,651	995
Acquisition of Executive House	—	—	546
Charge off	—	—	(27)
Provision ($4,500 pertains to impaired loans)	6,000	320	137
Balance at end of period	$7,971	1,971	1,651

Non-accrual loans were $32,255 and $154 at December 31, 2007, and 2006, respectively. Included in non-accrual loans for these periods were $30,693 in gross loans or $23,481 in net loans at December 31, 2007, considered to be impaired. There were no impaired loans at December 31, 2006. Foregone interest on non-accrual loans for the years ended December 31, 2007 and 2006 was $391 and $4, respectively. Loans committed to be advanced in connection with impaired loans at December 31, 2007 was $7,212.

Certain executive officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties is summarized as follows:

	Years Ended December 31,
	2007	2006

Balance at beginning of year	$1,017	802
Additions	239	437
Repayments	(59)	(222)
Balance at end of year	$1,197	1,017

Note 7 - Commitments and Guarantees

Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to extend credit totaled $28,911 at December 31, 2007. Fixed rate commitments totaled $13,489 (interest rates from 5.63% to 8.00%).

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Prior to being acquired, Executive House sold loans without recourse that may have to be subsequently repurchased due to defects in the origination process of the loan. The Company typically guarantees to cover investor losses should origination defects occur. The defects are categorized as willful misstatement and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If an origination defect is identified, the Company is required to either repurchase the loan or indemnify the investor for losses sustained if the investor has sold the property. If there are no defects found in the origination process, the Company has no commitment to repurchase the loan. As of December 31, 2007 the total principal balance of loans serviced for other investors, without recourse under these guarantees totaled $56,291. The Company had no reserves as of December 31, 2007 to cover its loss exposure to loans sold without recourse. Management considers the loss potential not to be probable and not estimatable as the sold loans are well seasoned and continue to perform in accordance with their contractual agreements.

Note 8 - Mortgage Servicing Rights

Mortgage servicing rights were acquired with the December 31, 2005 purchase of Executive House. The current outstanding balance of these loans at December 31, 2007 was $199,827 inclusive of loans owned by the Bank at the time of acquisition.

	Years Ended December 31,
	2007	2006

Beginning balance	$1,560	3,000
Acquisition of Executive House and
Adjustment	—	(685)
Amortization	(434)	(755)
Ending Balance	$1,126	1,560
Fair value	1,639	2,095

At December 31, 2007, the expected weighted average life of the Company’s mortgage servicing rights was 3.2 years. Projected amortization expense for the gross carrying value of mortgage servicing rights at December 31, 2007, is estimated to be as follows:

2008	$338
2009	257
2010	191
2011	135
2012	92
2013	113
$1,126

There were no loans held for sale at December 31, 2007 and 2006, respectively.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Note 9 - Accrued Interest Receivable

Accrued interest receivable consists of the following:

	December 31,
	2007	2006

Loans receivable	$4,068	3,436
Investments	626	651
Mortgage-backed and related securities	488	623
Interest-bearing deposits	12	—
	$5,194	4,710

Note 10 - Premises and Equipment

Premises and equipment consists of the following:

	December 31,
	2007	2006

Land	$1,914	1,914
Buildings and improvements	10,880	10,457
Construction in progress	—	172
Furniture, fixtures, and equipment	2,794	2,756
	15,588	15,299
Less accumulated depreciation
and amortization	(2,249)	(1,562)
	$13,339	13,737

Note 11 - Federal Home Loan Bank Stock and Advances

The Federal Home Loan Bank of Seattle (FHLB) functions as a central reserve bank providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s equity or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2007 and 2006, the Bank maintained credit facilities with the FHLB for $331,790 and $337,680 with an outstanding balance of $96,000 and $147,000, respectively.

During its corporate restructure the FHLB created an excess stock pool which reflects stock held by member institutions but unused to support their borrowings or other activities. This excess stock can then be drawn upon by member institutions to support short term borrowings without purchasing additional stock.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

At December 31, 2007, the FHLB advances consisted of a $10,000 fixed rate note bearing interest at 4.04% due on November 19, 2009 and $86,000 in an adjustable rate note due on December 19, 2008. At December 31, 2006, the FHLB advances consisted of a $10,000 fixed rate note bearing interest at 4.04% due on November 19, 2009 and $137,000 in an adjustable rate note due on December 20, 2007. The principal amount of investments of $0 and $112,139, were pledged, as investments for the notes at December 31, 2007 and 2006, respectively, and are in the custody of the FHLB.

As of December 31, 2007 and 2006, the Bank was required to maintain $4,220 and $5,830, respectively, of $100 par value FHLB stock. The Bank maintained $4,671 in FHLB stock at December 31, 2007 and 2006 relying on the excess stock pool to support its cash management advance.

Note 12 - Borrowings

The Bank maintains a line of credit for $10,000 with Pacific Coast Bankers Bank (PCBB), which is renewed annually and currently matures in June 2008. As of December 31, 2007 and 2006, there were no balances outstanding on this line of credit.

Note 13 - Deposits

Deposits consist of the following:

	December 31,
	2007	2006

Noninterest-bearing accounts	$1,652	3,737
NOW accounts	12,428	10,104
Statement savings accounts	11,591	14,280
Money market accounts	161,433	198,178
Certificates of deposit	542,390	524,411
	$729,494	750,710

At December 31, 2007, scheduled maturities of certificates of deposit were as follows:

2008	$387,709
2009	64,328
2010	48,576
2011	35,163
2012	6,514
2013	100
$542,390

Deposits at December 31, 2007 and 2006, include public funds of $65,473 and $62,722, respectively.

Certificates of deposit of one hundred thousand dollars or more included in deposits at December 31, 2007 and 2006, were $346,151 and $325,169, respectively. Interest expense on these certificates totaled $15,395, $15,822, and $12,335 for the years ended December 31, 2007, 2006 and 2005, respectively.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Included in deposits are accounts of $1,600 and $6,500 at December 31, 2007 and 2006, respectively which are controlled by members of the Board of Directors and management.

Interest expense on deposits for the years ended December 31, 2007, 2006, and 2005 was as follows:

	Years Ended December 31,
	2007	2006	2005

NOW accounts	$320	79	85
Statement savings accounts	249	284	414
Money market accounts	7,883	8,367	5,031
Certificates of deposit	26,373	22,252	17,566
	$34,825	30,982	23,096

Note 14 - Federal Taxes on Income

The components of income tax (benefit) expense for the years ended December 31, 2007, 2006, and 2005 are as follows:

	Years Ended December 31,
	2007	2006	2005

Current tax expense	$4,263	2,531	3,021
Deferred tax (benefit) expense	(7,938)	(403)	—
	$(3,675)	2,128	3,021

A reconciliation of the tax provision based on the statutory corporate rate of 34% on pretax income and the provision for taxes as shown in the accompanying consolidated statements of income for the years ended December 31, 2007, 2006, and 2005 is as follows:

	Years Ended December 31,
	2007	2006	2005

Income tax expense (benefit) at
statutory rate	$(2,604)	3,133	4,113
Income tax effect of:
Tax exempt interest, net	(966)	(1,002)	(1,265)
Other, net	(105)	(3)	173
Total income tax expense (benefit)	$(3,675)	2,128	3,021

Effective income (benefit) tax rate	(47.98%)	23.09%	24.98%

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

At December 31, 2007 and 2006, the net deferred tax asset (liability), included in the accompanying consolidated balance sheets, consisted of the following:

	December 31,
	2007	2006

Deferred tax assets:
Capital loss carryforward	$4	4
Contribution to First Financial Northwest Foundation	5,265	—
Net unrealized loss on investments available for sale	608	1,397
Loan origination fees and costs	11	—
Allowance for loan losses	2,710	670
Deferred compensation	525	497
Total deferred tax assets	9,123	2,568
Deferred tax liabilities:
Federal Home Loan Bank stock dividends	1,246	1,246
Loan origination fees and costs	—	539
Mortgage servicing rights	383	530
Other, net	401	309
Total deferred tax liabilities	2,030	2,624
Deferred tax assets (liabilities), net	$7,093	(56)

A valuation allowance for deferred tax assets was not considered necessary at December 31, 2007 and 2006. Management believes it is more likely than not that the Company will fully realize its total deferred income tax assets at December 31, 2007 based upon its total deferred income tax liabilities, taxes previously paid, and its current and expected future levels of taxable income.

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2007 and 2006, the Company had a taxable temporary difference of approximately $4.5 million that arose before 1988 (base-year amount). In accordance with SFAS No. 109, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

Note 15 - Employee Benefit Plans

Pension Plans

The Company participates in a multiemployer noncontributory defined benefit pension plan covering substantially all employees after one year of continuous employment. Pension benefits vest over a period of five years of credited service. Total pension expense for the years ended December 31, 2007, 2006, and 2005 were $503, $417, and $423, respectively. The Company’s policy is to fund pension costs as accrued.

The Company also has postemployment agreements with certain key officers to provide supplemental retirement benefits. For the years ended December 31, 2007, 2006, and 2005, the plan premium cost to the Company was $23, $63, and $60, respectively. Additionally, the Company recorded $166, $371, and $0 respectively of deferred compensation expensed as of December 31, 2007, 2006, and 2005.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Savings Plans

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment. Under the plan, employee contributions are fully matched up to 6% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market, or fixed income plans. The Company contributed $167, $118, and $80 to the plan for the years ended December 31, 2007, 2006, and 2005, respectively.

Employee Stock Ownership Plan

On October 9, 2007 the Company began an ESOP for the benefit of substantially all employees. The ESOP borrowed $16,928 from the Company and used those funds to acquire 1,692,800 shares of the Company’s stock at the time of the initial public offering at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of approximately $1,623 are to be made by the ESOP.

As shares are committed to be released from collateral, the Company will report compensation expense equal to the current market prices of the shares and the shares will become outstanding for earnings-per-share (EPS) computations. The compensation expense will be accrued throughout the year.

During 2007, 21,533 shares with a fair value of $9.84 per share, were released, resulting in ESOP compensation expense of $212. Contributions to the ESOP for repayment of principal and interest were $406.

Shares held by the ESOP are as follows:

December 31, 2007

Allocated shares	21,533
Unallocated shares	1,671,267
Total ESOP shares	1,692,800

Fair value of unallocated shares	$16,445,267

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Note 16 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted loss per share for 2007. The Company completed its stock conversion on October 9, 2007.

2007

Net loss for the period
October 9, 2007 through December 31, 2007 (1)	$(10,743,675)
Weighted average common shares outstanding	21,160,256
Basic and diluted loss per share	$(0.51)

                   (1) Actual net loss not rounded to the nearest thousand.

Basic and diluted loss per share are the same amount at December 31, 2007 as the Company does not have any additional potential common shares issuable under stock options.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Note 17 - Regulatory Capital Requirements

Under Washington State law, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.

Pursuant to minimum capital requirements of the FDIC, First Savings Bank Northwest is required to maintain a leverage ratio (capital to assets ratio) of 4% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8% respectively. As of December 31, 2007 and 2006, First Savings Bank Northwest was classified as a “well capitalized” institution under the criteria established by the FDIC. There are no conditions or events since that notification that management believes have changed the Bank’s classification as a well capitalized institution.

The Bank’s actual capital amounts and ratios are presented in the following table:

					To be well capitalized
			For capital adequacy		under prompt corrective
	Actual		purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007:
Total capital (to risk
weighted assets)	192,784	25.91%	59,522	8.00%	74,403	10.00%
Core (Tier I) capital
(to risk weighted assets)	184,843	24.84	29,761	4.00	44,642	6.00
Core (Tier I) capital
(to adjusted total assets)	184,843	16.62	44,498	4.00	55,623	5.00
December 31, 2006:
Total capital (to risk
weighted assets)	85,385	14.56%	46,924	8.00%	58,656	10.00%
Core (Tier I) capital
(to risk weighted assets)	83,444	14.23	23,462	4.00	35,193	6.00
Core (Tier I) capital
(to adjusted total assets)	83,444	8.61	38,753	4.00	48,442	5.00

Banking regulations generally restrict a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Note 18 - Fair Value of Financial Instruments

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair value of financial instruments is as follows:

	December 31, 2007		December 31, 2006
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value

Assets:
Cash on hand and in banks	$3,675	3,675	12,135	12,135
Interest-bearing deposits	787	787	7,238	7,238
Federal funds sold	7,115	7,115	7,290	7,290
Investments available for sale	119,837	119,837	149,051	149,051
Investments held to maturity	80,410	81,545	86,786	87,724
Loans receivable, net	880,664	869,103	700,328	692,598
Mortgage service rights	1,126	1,639	1,560	2,095
Federal Home Loan Bank stock	4,671	4,671	4,671	4,671
Accrued interest receivable	5,194	5,194	4,710	4,710

Liabilities:
Deposits	187,104	187,104	226,299	226,299
Certificates of deposit	542,390	545,407	524,411	526,984
Advances from Federal Home
Loan Bank	96,000	96,000	147,000	147,000
Accrued interest payable	132	132	176	176

Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

•
Financial instruments with book value equal to fair value:  The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value.

•
Investments: The fair value of all investments excluding FHLB stock was based upon quoted market prices. FHLB stock is not publicly traded, however it may be redeemed on a dollar-for-dollar basis, for any amount the Company is not required to hold. The fair value is therefore equal to the book value.

•
Loans receivable: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of the performing loans that do not reprice frequently is estimated using discounted cash flow analysis, using interest rates currently being offered or interest rates that would be offered for loans with similar terms to borrowers of similar credit quality. The fair value of non-performing loans is estimated using discounted cash flow analysis, based on applicable risk-adjusted spreads to the contractual interest rates applicable to each category of loan.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

•
Liabilities: The fair value of deposits with no stated maturity, such as statement, NOW, and money market accounts, is equal to the amount payable on demand. The fair value of time deposit certificates is based on the discounted value of contractual cash flows. The fair value of the FHLB advances approximates book value as the interest rate is comparable to interest rates currently available for similar debt instruments at December 31, 2007 and 2006.

•
Mortgage servicing rights (MSR): The estimated fair value of MSR is based on the estimated discounted cash flows to be received less estimated costs of servicing and credit losses, over the estimated lives of the underlying loans. When estimating the cash flows and fair value using a discounted cash flow model, key assumptions included are prepayment and discount rates, estimated costs of servicing, other income and other expenses.

•
Off balance sheet commitments: No fair value adjustment is necessary for commitments made to extend credit, which represents commitments for loan originations or for outstanding commitments to purchase loans. These commitments are at variable rates, are for loans with terms of less then one year and have interest rates which approximate prevailing market rates, or are set at the time of loan closing.

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments.

Note 19 - Parent Company Only

Presented below are the condensed balance sheet, statement of operations, and statement of cash flows for First Financial Northwest, Inc.

First Financial Northwest, Inc.
Condensed Balance Sheet
December 31, 2007
Assets

Cash and cash equivalents	$101,192
Investment in First Savings Bank Northwest	198,095
Investment in First Financial Diversified, Inc.	4,531
Deferred tax assets, net	5,265
Other assets	508
Total assets	$309,591
Liabilities and Stockholders' Equity
Liabilities:
Other liabilities	$305
Stockholders' Equity	309,286
Total liabilities and stockholders' equity	$309,591

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

First Financial Northwest, Inc.
Condensed Statement of Operations

Period from October 9, 2007
through December 31, 2007
Operating income:
Interest income:
Interest-bearing deposit with
First Savings Bank Northwest	$1,189
Total operating income	1,189

Interest expense:	$-
Total interest expense	-

Operating expenses:
Contribution to First Financial
Northwest Foundation	16,928
Other expenses	363
Total operating expenses	17,291

Loss before income taxes and equity in
undistributed earnings of subsidiaries	(16,102)
Federal income tax benefit	(5,756)

Loss before equity in undistributed
earnings of subsidiaries	(10,346)
Equity in undistributed loss
of subsidiaries	(398)
Net loss	$(10,744)

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

First Financial Northwest, Inc.
Condensed Statement of Cash Flows

Period from October 9, 2007
through December 31, 2007

Cash flows from operating activities:
Net loss	$(10,744)
Adjustments to reconcile net income to
net cash from operating activities:
Equity in undistributed earnings (loss)
of subsidiaries	398
Charitable foundation donation	16,928
Change in deferred tax assets, net	(5,265)
Change in other assets	(508)
Changes in other liabilities	305
Net cash provided by operating activities	1,114

Cash flows from investing activities
Dividends from holding companies subsequently
closed due to conversion	4,583
Repayments of ESOP loan	215
Investment in First Savings Bank Northwest	(95,278)
Net cash used in investing activities	(90,480)

Cash flows from financing activities
Issuance of common stock, net of cost	190,558
Net cash provided by financing activities	190,558

Net increase in cash	101,192

Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of year	$101,192

Non Cash Financing Activities:

During 2007, the Company issued 1,692,800 shares of common stock to the Employee Stock Ownership Plan (ESOP) and recorded a note receivable from the ESOP. The note receivable is shown as Unearned Employee Stock Ownership Plan (ESOP) shares in the consolidated balance sheet.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In thousands, except share data)

Note 20 – Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last two years:

		First	Second	Third	Fourth
		Quarter	Quarter	Quarter	Quarter

2007
Total interest income		$15,474	16,100	17,258	17,737
Total interest expense		10,773	11,170	11,327	9,578
Net interest income		4,701	4,930	5,931	8,159
Provision for loan losses		600	375	225	4,800
Net interest income after
provision for loan losses		4,101	4,555	5,706	3,359
Total noninterest income		29	59	48	453
Total noninterest expense (2)		1,824	2,014	2,027	20,104
Income (loss) before income taxes		2,306	2,600	3,727	(16,292)
Federal income tax (benefit) expense		548	638	1,030	(5,891)
Net income (loss) (2)		$1,758	1,962	2,697	(10,401)

Basic loss per share (1)	$	N/A	N/A	N/A	(0.51)
Diluted loss per share (1)	$	N/A	N/A	N/A	(0.51)

2006
Total interest income		$13,150	13,581	14,185	14,344
Total interest expense		7,921	8,936	9,949	10,442
Net interest income		5,229	4,645	4,236	3,902
Provision for loan losses		160	160	-	-
Net interest income after
provision for loan losses		5,069	4,485	4,236	3,902
Total noninterest income		(37)	38	(47)	(46)
Total noninterest expense		1,757	1,856	1,791	2,980
Income before income taxes		3,275	2,667	2,398	876
Federal income tax expense		989	504	561	74
Net income		$2,286	2,163	1,837	802

Basic earnings (loss) per share (1)	$	N/A	N/A	N/A	N/A
Diluted earnings (loss) per share (1)	$	N/A	N/A	N/A	N/A

(1) Earnings (loss) per share is calculated for the period from October 9, 2007 to December 31, 2007 the period for which the Company was publicly-owned.
(2) The fourth quarter of 2007 was impacted by a one-time contribution of $16.9 million to the First Financial Northwest Foundation.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer and other members of the Company's management team as of the end of the period covered by this annual report.  During this review it was determined that the Company does not have sufficient accounting staff typical of a publicly held Company of its size.  This insufficient level of staffing impacts financial reporting by limiting expertise available to adequately review and resolve technical accounting and financial reporting matters.   During the first quarter of 2008 the Company hired a Chief Financial Officer and plans to add additional accounting staff during 2008 to correct this material weakness.  Our registered independent public accountants have audited our financial results at and for the year ended December 31, 2007 and have issued an unqualified opinion on our financial statements.  In designing evaluating our disclosure controls and procedures management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company's disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer) timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information

There was no information to be disclosed by the Company in a report on Form 8-K during the fourth quarter of fiscal 2007 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned "Proposal 1 -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see the information contained herein under the section captioned "Item 1.  Business - Personnel - Executive Officers of the Registrant."

Audit Committee Financial Expert

The Audit Committee of the Company is composed of Directors Dr. Gary F. Kohlwes (Chairman), Gary F. Faull and Joann E. Lee.   Each member of the Audit Committee is "independent" as defined in  listing standards of The Nasdaq Stock Market LLC.  The Company's Board of Directors has designated Director Joann E. Lee as the Audit Committee financial expert, as defined in the SEC's Regulation S-K.  Director Joann E. Lee is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

Code of Business Conduct and Ethics

 A copy of the Code of Business Conduct and Ethics, which was revised in March 2008, is filed as an exhibit to this Form 10-K and also is available on the Company's website at www.fsbnw.com.

Corporate Governance Policies and Procedures

First Savings Bank has adopted a Code of Conduct and Ethics Policy for Employees, Officers and Directors.  Following the conversion and reorganization, First Financial Northwest will adopt a corporate governance policy and a code of business conduct and ethics.  The corporate governance policy is expected to cover such matters as the following :

$	the duties and responsibilities of each director;
$	the composition, responsibilities and operation of the board of directors;
$	the establishment and operation of board committees, including audit, nominating and compensation committees;
$	succession planning;
$	convening executive sessions of independent directors;
$	the board of directors= interaction with management and third parties; and
$	the evaluation of the performance of the board of directors and the Chief Executive Officer.

The code of business conduct and ethics, applies  to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations.  In addition, the code of business conduct and ethics is designed to deter wrongdoing and to promote honest and ethical conduct in every respect.

Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned "Section 16 (a) Beneficial Ownership Reporting
Compliance" is included in the Company=s Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information contained under the sections captioned "Executive Compensation" and "Directors= Compensation" are included in the Company's Proxy Statement and are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

The information contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

(b)	Security Ownership of Management.

The information contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Company's Proxy Statement and is incorporated herein by reference.

(c)           Changes In Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)           Equity Compensation Plan Information

The Company did not have any established equity compensation plans during the year ended December 31, 2007.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned "Meetings and Committees of the Board of Directors and Corporate Governance -- Corporate Governance -- Related Party Transactions" and "Meetings and Committees of the Board of Directors and Corporate Governance Matters -- Corporate Governance -- Director Independence" are included in the Company's Proxy Statement and are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information contained under the section captioned "Independent Auditors and Related Fees" is included in the Company's Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

    (a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Bylaws of First Financial Northwest (1)
4	Form of stock certificate of First Financial Northwest(1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
14	Code of Business Conduct and Ethics
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302
of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906
of the Sarbanes-Oxley Act

_____________
(1)	Filed as an exhibit to First Financial Northwest=s Registration Statement on Form S-1 (333-143549).
(2)	Filed as an exhibit to First Financial Northwest=s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 31, 2008
By:	/s/Victor Karpiak
Victor Karpiak
Chairman of the Board, President, Chief Executive
Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Victor Karpiak	Chairman of the Board, President, Chief	March 31, 2008
Victor Karpiak	Executive Officer and Chief Financial Officer
(Principal Executive Officer, and Principal
Financial and Accounting Officer)

/s/Harry A. Blencoe	Director	March 31, 2008
Harry A. Blencoe

/s/Joann E. Lee	Director	March 31, 2008
Joann E. Lee

/s/Gary F. Kohlwes	Director	March 31, 2008
Gary F. Kohlwes

_______________________	Director	March __, 2008
Robert L. Anderson

/s/Gerald Edlund	Director	March 31, 2008
Gerald Edlund

/s/Robert W. McLendon	Director	March 31, 2008
Robert W. McLendon

/s/Gary F. Faull	Director	March 31, 2008
Gary F. Faull

Exhibit Index

Exhibit No.	Description

14	Code of Business Conduct and Ethics
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302
of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906
of the Sarbanes-Oxley Act

Exhibit 14

Code of Business Conduct and Ethics

Code of Business Conduct and Ethics

March 2008

The Business of First Financial Northwest, Inc.

The business of First Financial Northwest, Inc. and its affiliates, including but not limited to First Savings Bank Northwest (collectively referred to as "First Financial"),  includes a full array of retail banking and related services.  During the performance of our duties, it is necessary to interact with many constituencies.  These persons place their trust in us and accordingly, we have the responsibility to keep this trust and be in strict compliance with all applicable laws and regulations.

First Financial requires corporate and affiliate directors, officers and employees to observe a high standard of ethics in business and personal matters.  The following Code of Business Conduct and Ethics specifies certain standards for the guidance of all directors, officers and employees.  The Code should be considered as illustrative, but not regarded as all-inclusive.

Failure to comply with all policies and procedures may result in termination of employment or service on the Board of Directors.  Any questions regarding proper code of conduct should be referred to an immediate supervisor, the Chief Operations Officer or the Chief Executive Officer.

Conflict of Interest/Outside Interests

All directors, officers and employees should avoid situations which could result in, or give the appearance of, a conflict of interest concerning either First Financial or its shareholders, or any affiliate or its customers.  Personal interest which could affect the proper exercise of judgment must be avoided.  In those cases where personal interests do exist, or may appear to exist, an officer or employee should disqualify himself or herself and permit other members of our staff to handle the transaction, and a director should disqualify himself or herself and abstain from discussion and voting on the matter.

The Board or a Board designated committee will review any transaction in which First Financial is or will be a participant and the amount involved exceeds a predetermined amount ($200,000) and in which any of the directors, officers or employees had, has or will have a direct or indirect material interest.  Approval or ratification will be made only for those transactions that are in, or are not inconsistent with, the best interests of First Financial, as the Board or Board designated committee determines in good faith.

In determining whether a conflict of interest could exist, directors, officers and employees should remember that the rules also apply to their spouses and children, including adult children, where appropriate.  For example, a conflict of interest would arise where the spouse of an employee was offered a business opportunity on account of the employee's position at First Financial.

Having a business or other employment outside First Financial is permissible provided that it does not conflict with the director, officer or employee's duties or the time and attention required of his or her position at First Financial.  The Chief Executive Officer shall determine the propriety thereof.  Also, the business or employment cannot be directly competitive with First Financial.

Acceptance of membership on outside boards involves potential conflicts of interest. Directors, officers and employees are encouraged to participate in civic, charitable and religious organizations; any other organization, or position therewith, should be authorized by senior management.  Any denials of such membership may be appealed to the Board of Directors.

Reporting Questionable Accounting Practices

Officers and employees should report any concerns regarding questionable accounting or auditing matters in accordance with First Financial’s current Whistle Blower Policy on a confidential and anonymous basis.  The Investigative Council of the Audit Committee will immediately investigate each allegation and will make a full report to the Board of Directors and management.  All information will be held in strict confidence. Employees may submit a concern regarding an actual or suspected questionable accounting or auditing matter without fear of dismissal or retaliation of any kind.

Confidential Information

The confidential nature of bank accounts and company resources in general is a fundamental precept in financial services.  It is important that our directors, officers and employees be constantly alert to the responsibility of maintaining confidentiality.

All information obtained by virtue of employment with or service to First Financial should be held in strictest confidence.  This includes financial and personal information of customers, including fellow employees, as well as First Financial's financial information and information related to its internal affairs, competitive position, strategic planning and regulatory actions.  Confidential information must not be disclosed to anyone except as required for business transactions or as required by law.  When disclosing confidential information, do so in a manner that does not risk violating confidentiality.

Confidential information pertaining to First Financial or its customers, suppliers, shareholders and employees is to be used solely for corporate purposes and not as a basis for personal gain by directors, officers or employees.

Furthermore, it is the responsibility of each director, officer and employee to adhere to the internal controls in place to protect customer information from misuse that could result in identity theft, as required by the Gramm-Leach-Bliley Act (GLBA) of 1999.

In certain instances, confidential information could be considered "insider information" within the meaning of federal and state securities laws.  Disclosure or use of such information for personal gain or for avoiding personal loss could result in substantial civil and criminal penalties to individuals who disclose or who use this information.  Directors, officers and employees must be extremely cautious in discussing the corporate affairs of First Financial with customers or outsiders, including with shareholders of First Financial who do not have a right to such information before an announcement is made to all shareholders of First Financial.

Trading in First Financial's Stock

Directors, officers and employees are encouraged to participate and maintain ownership in the stock of First Financial.  While there are occasions that dictate the purchase or sale of any investment, active buying and selling of First Financial's common stock in order to make short term profits is discouraged.  The Securities and Exchange Commission has stringent rules and regulations related to trading securities while in the possession of material, non-public information.

There may be occasions when you become aware of certain facts related to First Financial such as earnings, expansion plans, a potential acquisition or other similar situations which may reasonably be expected to be important to the investing public.  Insider information is information that has not been publicly released and which a reasonable person would consider important in determining whether to buy, sell or hold securities.  Until such information is disseminated to the general public through a press release or other public announcement, directors, officers and employees are prohibited from either purchasing or selling First Financial's stock (additionally, no trading is allowed for three  business days after the release of such information).  Violation of this policy could subject directors, officers or employees to possible action by the Securities and Exchange Commission, the result of which may include fines and/or imprisonment.  Should any directors, officer or employee desire to acquire or sell First Financial's stock while knowledgeable of information which has not been released to the public, they should first consult with  First Financial’s  Investor Relations Representative.

Gifts and Entertainment

Whether or not directors, officers or employees may accept gifts or gratuities is dependent on the particular circumstances. Substantial gifts and excessive entertainment offered because of your affiliation with First Financial should be courteously and tactfully declined.  Commissions, fees or propositions involving personal gain to a director, officer or employee in connection with a transaction are highly improper and in some cases, illegal.

No director, officer or employee or member of his or her immediate family should give or accept cash, gifts, special accommodations or other favors from anyone with whom the person is negotiating, soliciting or doing business with on behalf of First Financial.

Similarly, officers and employees may not solicit or accept personal fees, commissions or other forms of remuneration because of any transaction or business involving First Financial.

The preceding prohibitions are not applicable to entertainment or hospitality of a reasonable value, or gifts (but never cash), which under the circumstances, are of limited or nominal value.  Nominal value is considered anything below $50.00.

Whenever possible, First Financial should pay the expenses of a director, officer or employee.  Frequent invitations from customers or vendors for meals or entertainment should be declined or handled with firm insistence that the director, officer or employee pay for alternate meals.  The acceptance of gifts of more than a nominal value could be considered as an attempt at bribery and could subject both the giver and the recipient to felony charges as well as the penalties prescribed under the Bank Bribery Act, 18 U.S.C. § 215.  The Bank Bribery Act also covers agents or attorneys of a financial institution.

The guidelines of the federal regulatory agencies include seven categories of gifts that a bank may permit its employees to accept.  They are:

$	Gifts based on obvious family or personal relationships where the circumstances make it clear it is the relationship rather than the business of the bank that is the motivating factor.

$
Meals, refreshments, entertainment, accommodations or travel arrangements, all of reasonable value, in the course of a meeting or other occasion, the purpose of which is to hold bona fide business discussions or to foster better business relations, provided that the expense would be paid for by the bank if not paid for by another party.

$	Loans from other banks or financial institutions on customary terms to finance proper, usual activities of bank officials, such as home mortgage loans, except where prohibited by law.

$	Advertising or promotional material of reasonable value.

$	Discounts or rebates on merchandise or services that do not exceed those available to other customers of that merchant.

$	Gifts of reasonable value related to commonly recognized events or occasions such as a promotion, wedding, retirement, holiday or other special occasion.

$	Civic, charitable, educational or religious organizational awards for recognition of service and accomplishment.

Full and timely disclosure to the Human Resources Manager must be made with respect to entertainment, hospitality or gifts received.  Any question or doubt as to the appropriateness of their receipt should be referred to and resolved by the Chief Operations Officer or the Chief Executive Officer on a timely basis.  The tactful communication of the limitations of this policy to the donors of gifts is also strongly encouraged.

Anti-Trust Rules - Charges and Pricing

Interest rates on deposits and loans, terms of loans, service charges and other similar matters will be determined solely on the basis of what is in the best interest of First Financial and its customers.  Under no circumstances should any agreements or understandings be established with any other financial institution concerning such charges.  First Financial is individually responsible for its policies and operating procedures.

It is important that no comments be made or actions taken by directors, officers or employees that could be misinterpreted as an agreement to cooperate with competitors in following a common course of action as to rates of interest paid, the terms on which loans are made, hours or the price or services offered to customers.  Situations where discussions with competitors are permissible are strictly limited to circumstances where action by a banking group is warranted, such as an extension of a term loan by a group of banks or a potential bad loan situation where cooperation among lenders is necessary to assist the borrower in working out financial problems.

Undesirable Business

Directors, officers and employees may not discriminate in the acceptance of business brought to us by reputable persons.  However, it should also be kept in mind that accounts or loans requested from known controversial or unsavory persons or firms should generally be declined.  Such relationships could lead to loss and embarrassment for First Financial and should be very carefully considered.

Personal Reputation

Loyalty, fidelity and good morals are assumed qualities of those who represent First Financial but, nevertheless, need to be emphasized.  It is imperative that each individual display conduct at all times so as to reflect credit on First Financial and its directors, officers and employees.  A reputation for good morals, ethics and integrity is within the reach of all, and officers and employees must remain above reproach throughout their business careers.

Community and Political Activity

As an institution, First Financial cannot and should not engage in politics.  Directors, officers and employees, however, are encouraged to stay well informed on local, state and national affairs and to meet their responsibility to vote in all elections.

Directors, officers and employees should ensure that their participation in political activities in no way reflects unfavorably on First Financial.  Community and political activities by directors, officers and employees are encouraged, provided that participation:

$	is accomplished in a legal manner;

$	does not interfere with work performance for First Financial;

$	is not deemed to be divisive in the community; and

$	occurs in such a manner which clearly indicates that the director, officer or employee does not speak for First Financial.

Before running for an elected political office or accepting an appointment to a federal, state or local government office, the director, officer or employee must discuss the position with First Financial's Chief Executive Officer.

Federal law prohibits First Financial from making political contributions to parties or candidates.  At no time will directors, officers or employees solicit other employees for political contributions or coerce others into contributing to any organization.  Loans to political parties or candidates are also generally prohibited.  The use of any corporate funds, supplies, special services, equipment or labor for political purposes must be avoided as such use is illegal.  Additionally, no reimbursement will be made to any individual for political contributions or for the cost of attendance at any political function.  Fund-raising efforts for any purpose should be avoided if there is any possibility of an adverse effect on the reputation of First Financial.

Illegal Activity

Directors, officers and employees are expected to abide by all local, state and federal laws, regulations and guidelines.  Officers or employees engaged in activities found to be in conflict with and against these laws, regulations or guidelines will be subject to termination of employment.  Examples of illegal activity include, but are not limited to:

$	embezzlement;

$	unauthorized sale of information;

$	frauds such as forgery, counterfeiting and check kiting;

$	unauthorized use of funds, revenues and fees;

$	abuse of expense, asset and liability accounts; and

$	sexual harassment or discrimination.

In addition, any director, officer or employee who is charged with, or is entering into a pretrial diversion or similar program for, any crime involving breach of trust, dishonesty, money laundering, a drug-related offense, a crime of violence or a felony must immediately notify the Human Resources Manager.

Competition

The competition between First Financial and other financial institutions must always be positive.  The best possible service and personal interest in our customers are much more effective than the criticism of a competitor.  Such criticism is not in keeping with the character of First Financial and should have no place in the conversation of directors, officers and employees.

Interactions with Auditors, Examiners and Legal Counsel

Directors, officers and employees are all required to respond to the best of their ability based on the knowledge of the facts when dealing with any of First Financial’s independent auditors, regulators and attorneys.

Conduct of Insiders

12 CFR § 215, or Federal "Regulation O", defines "insiders" as directors, executive officers, and principal shareholders.  These individuals must take care that their conduct does not violate rules relating to self-dealing and personal gains.  At no time are members of this group allowed to take advantage of their position in First Financial for personal profit or influence over credit and other decisions with regard to their business or personal interests.

Decisions regarding sale or purchases of company assets and services must be made in the best interests of First Financial with no influences on insiders resulting from gifts, entertainment or gratuities.  All conduct of such business must be at "arm's length".

Director, Officer and Employee Deposit Accounts

All directors, officers and employees are encouraged to maintain their deposit accounts at First Savings Bank Northwest.  However, under no circumstances will First Savings Bank Northwest pay a rate of interest more than the rate available to all customers.

All applicable fees, including maintenance and service charges, will be assessed on all accounts of directors, officers and employees.  However, for non-executive officers and employees, fees may be waived at the discretion of management provided that such waiver is applied universally.  Overdraft fees may be waived for occasional inadvertent overdrafts of $1,000.00 or less, if covered within two business days.

In accordance with Federal Regulation O, First Savings Bank Northwest is restricted to only paying inadvertent overdrafts of directors and executive officers provided that the overdraft is in an amount not to exceed $1,000.00, the account is not overdrawn for more than five business days and the same overdraft fee that is charged to Bank customers is assessed to the director or executive officer.  Under no circumstances will an overdraft fee be waived for a director or an executive officer of First Financial.

Loans to Directors, Officers and Employees

Loan requests made by a director, officer or employee shall be considered on the same terms and conditions as applicable to any other person who is not an employee of First Financial.  Said terms include but are not limited to: interest rates, maximum loan amounts, collateral, loan to value maximums, repayment terms, and risk factors.  Furthermore, loans made to any of the above individuals shall be restricted to the same credit products generally offered to the public.

Special Ethical Obligations of the Chief Executive Officer and Senior Financial Officers

This section of the Code sets forth certain standards for the guidance of the Chief Executive Officer, the Chief Financial Officer, the Principal Accounting Officer, Controller or persons performing similar functions ("Senior Financial Officers").

Honest and Ethical Conduct

Each Senior Financial Officer must act honestly and ethically.  Senior Financial Officers should also promote honest and ethical behavior within First Financial.

Acting honestly and ethically includes the duty to avoid actual or apparent conflicts of interest, as well as situations which could result in an actual or apparent conflict of interest.  A conflict of interest may arise when personal or financial interest is adverse to, or appears adverse to, the interests of First Financial.  Each Senior Financial Officer should report to the Audit Committee of the Board of Directors any material transaction or relationship that reasonably could be expected to result in a conflict of interest or the appearance thereof.

In addition to the duty to avoid conflicts of interest, Senior Financial Officers must treat confidential information properly.  All information obtained by virtue of employment with First Financial should be held in strictest confidence.  Confidential information must not be disclosed to anyone except as required for business transactions or as required by law.  When confidential information is disclosed, it must be done in a manner that does not risk violating confidentiality.

Preparation of Public and Regulatory Documents

Each Senior Financial Officer must ensure that all public documents, including documents filed with the Securities and Exchange Commission, as well as other regulatory agencies which he or she is involved in preparing or reviewing contain full, fair, accurate, timely and understandable disclosure.  Required periodic reports will be issued in accordance with all applicable laws and regulations and fairly and accurately reflect, in reasonable detail, the financial position of First Financial.  In order to ensure this, the Senior Financial Officers must maintain the skills relevant to First Financial's needs.  The Senior Financial Officers are also responsible for establishing and maintaining appropriate disclosure controls and procedures and internal controls.

Compliance with Laws, Rules and Regulations

Each Senior Financial Officer must comply with all local, state and federal laws, rules and regulations.  Any Senior Financial Officer engaged in activities found to be in conflict with and against these laws, rules and regulations will be subject to termination of employment.  The Senior Financial Officers should also cause other officers and employees to comply with all local, state and federal laws, rules and regulations.

Restrictions on Employment

Senior Financial Officers cannot have been employed by First Financial’s external financial audit firm during the one-year period preceding the audit, as required by the Sarbanes-Oxley Act.

Administration of the Code

All directors, officers and employees will be required to sign a certification form as acknowledgment and acceptance of this policy.  Such review and certification shall also be required subsequent to any update and renewal of same by the Board of Directors.

Any violation or suspected violation of this Code of Business Conduct and Ethics must be promptly reported to the Audit Committee of the Board of Directors.  As mentioned earlier, violators of the Code may be subject to disciplinary action, up to and including termination of employment. Action taken will be commensurate with the seriousness of conduct and an evaluation of the situation. Questions regarding the Code and requests for a waiver from the Code should be brought to the Audit Committee.  The Audit Committee will administer the Code and will make periodic reports to the Board of Directors, as necessary.

This Code of Business Conduct and Ethics shall be publicly available.  Changes to, and waivers from, the section of the Code specifically applicable to Senior Financial Officers shall also be disclosed to the public as required by law or stock exchange regulations.  Waivers of the Code of directors or executive officers must be approved by the Board of Directors, and disclosed in a Current Report on Form 8-K.

              Adopted:        March 19, 2008
                                                      The Board of Directors
               First Financial Northwest

/s/Victor Karpiak
Chairman

Exhibit 21

Subsidiaries of the Registrant

Parent	Subsidiary	Percentage of Ownership	State of Incorporation or Organization

First Financial Northwest, Inc.	First Savings Bank Northwest	100%	Washington

First Financial Northwest, Inc.	First Financial Diversified, Corp.	100%	Washington

First Savings Bank Northwest	Executive House, Inc.	100%	Washington

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consent of Independent Registered Public Accounting Firm

The Board of Directors
First Financial Northwest, Inc.

We consent to the incorporation by reference in the registration statement (No. 333-149292) on Form S-8 of First Financial Northwest, Inc. and subsidiaries of our report dated March 27, 2008, with respect to the consolidated balance sheets of First Financial Northwest, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, which appears in the December 31, 2007, annual report on Form 10-K of First Financial Northwest, Inc. and subsidiaries.

/s/KPMG, LLP

Seattle, Washington
March 27, 2008

Exhibit 31

Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Victor Karpiak, certify that:

1.	I have reviewed this annual report on Form 10-K of First Financial Northwest, Inc.;

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

4.
The registrant=s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a	)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b	)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c	)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d	)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

	a	)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b	)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 31, 2008

/s/Victor Karpiak
Victor Karpiak
Chief Executive Officer and Chief Financial Officer

Exhibit 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
OF FIRST FINANCIAL NORTHWEST, INC.
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

1.	the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2.	the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations.

/s/Victor Karpiak
Victor Karpiak
Chief Executive Officer and
Chief Financial Officer

Dated: March 31, 2008