Form 10-Q
period 2008-03-31
First Financial Northwest, Inc.
filed 2008-05-14
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

                                     or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  001-33652

FIRST FINANCIAL NORTHWEST, INC.
Exact name of registrant as specified in its charter

Washington	26-0610707
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	I.D. Number)

201 Wells Avenue South, Renton, Washington	98057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(425) 255-4400

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                      Accelerated filer [  ]                   Non-accelerated filer [ X ]               Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 9, 2008, 22,852,800 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial  Statements

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31,	December 31,
Assets	2008	2007

Cash on hand and in banks	$6,718	$3,675
Interest-bearing deposits	72,434	787
Federal funds sold	6,055	7,115
Investments available for sale	146,488	119,837
Investments held to maturity (fair value
of $0 and $81,545)	—	80,410
Loans receivable, net of allowance of $7,971 and $7,971	923,593	880,664
Premises and equipment, net	13,156	13,339
Federal Home Loan Bank stock, at cost	4,850	4,671
Accrued interest receivable	4,915	5,194
Deferred tax assets, net	6,146	7,093
Goodwill	14,206	14,206
Prepaid expenses and other assets	4,397	3,897
Total assets	$1,202,958	$1,140,888
Liabilities and Stockholders' Equity

Deposits	$765,265	$729,494
Advances from the Federal Home Loan Bank	110,000	96,000
Advance payments from borrowers for taxes
and insurance	5,528	2,092
Accrued interest payable	84	132
Federal income tax payable	1,814	726
Other liabilities	4,828	3,158
Total liabilities	887,519	831,602

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 22,852,800
at March 31, 2008 and December 31, 2007	229	229
Additional paid-in capital	224,170	224,181
Retained earnings, substantially restricted	107,241	102,769
Accumulated other comprehensive income (loss), net	313	(1,180)
Unearned Employee Stock Ownership Plan (ESOP) shares	(16,514)	(16,713)
Total stockholders' equity	315,439	309,286
Total liabilities and stockholders' equity	$1,202,958	$1,140,888

See accompanying notes to unaudited consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008		2007
Interest income
Loans, including fees	$15,069		$12,699
Investments available for sale	1,653		1,604
Investments held to maturity	—		73
Tax-exempt investments held to maturity	—		882
Federal funds sold and interest bearing deposits with banks	536		211
Dividends on Federal Home Loan Bank stock	11		5

Total interest income	$17,269		$15,474

Interest expense
Deposits	8,079		8,708
Federal Home Loan Bank advances	1,029		2,066

Total interest expense	$9,108		$10,774

Net interest income	8,161		4,700

Provision for loan losses	—		600

Net interest income after provision for loan losses	$8,161		$4,100

Noninterest income
Net gain on sale of investments	1,373		—
Other	(10)		30

Total noninterest income	$1,363		$30

Noninterest expense
Salaries and employee benefits	1,761		972
Occupancy and equipment	294		248
Professional fees	295		129
Data processing	113		137
Other general and administrative	423		338

Total noninterest expense	$2,886		$1,824

Income before provision for federal income taxes	6,638		2,306

Provision for federal income taxes	2,166		548

Net income	$4,472		$1,758

Basic earnings per share (1)	$0.21	$	N/A

Diluted earnings per share (1)	$0.21	$	N/A

(1)   The Company completed its mutual to stock conversion on October 9, 2007.

See accompanying notes to unaudited consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Three Months Ended March 31, 2008
(Dollars in thousands, except share data)
(Unaudited)

				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	ESOP	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Shares	Equity
Balances at December 31, 2007	$229	$224,181	$102,769	$(1,180)	$(16,713)	$309,286

Comprehensive income:
Net income	—	—	4,472	—	—	4,472
Change in fair value of investments
available for sale, net of tax of $769	—	—	—	1,493	—	1,493
Total comprehensive income						5,965
Allocation of 19,850 ESOP shares	—	(11)	—	—	199	188

Balances at March 31, 2008	$229	$224,170	$107,241	$313	$(16,514)	$315,439

See accompanying notes to unaudited consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,472	$1,758
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	—	600
Depreciation and amortization of
premises and equipment	183	180
Net amortization of premiums and
discounts on investments	157	275
ESOP expense	188	—
Net realized gain on investments
available for sale	(1,373)	—
Mutual funds dividends	(69)	(72)
Loss from disposal of premises and equipment	22	—
Deferred federal income taxes	178	(686)
Cash provided by (used in) changes in operating
assets and liabilities:
Other assets	(500)	(105)
Accrued interest receivable	279	(809)
Accrued interest payable	(48)	(73)
Other liabilities	1,670	95
Federal income taxes	1,088	1,234
Net cash provided by operating activities	$6,247	$2,397

Cash flows from investing activities:
Proceeds from sale of investments	62,551	—
Principal repayments on investments
available for sale	8,868	7,579
Principal repayments on investments
held to maturity	—	54
Purchases of investments available for sale	(14,113)	—
Net increase in loans receivable	(42,929)	(33,864)
Purchases of Federal Home Loan Bank stock	(179)	—
Purchases of premises and equipment	(22)	(249)
Net cash provided by (used in) investing activities	$14,176	$(26,480)

Balance, carried forward	$20,423	$(24,083)

Continued

FIRST FINANCIAL NORTHWEST, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Balance, brought forward	$20,423	$(24,083)
Cash flows from financing activities:
Net increase in deposits	35,771	10,525
Advances from the Federal Home Loan Bank	102,000	17,000
Repayments of advances from the Federal Home
Loan Bank	(88,000)	(14,000)
Net increase in advance payments from borrowers
for taxes and insurance	3,436	854
Net cash provided by financing activities	$53,207	$14,379

Net increase (decrease) in cash	73,630	(9,704)
Cash and cash equivalents:
Beginning of period	11,577	26,663
End of period	$85,207	$16,959

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,155	$10,846
Federal income taxes	$900	$—
Noncash transactions:
Transfer from investments held to maturity to
investments available for sale	$80,410	$—

See accompanying notes to unaudited consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Nature of Business

First Financial Northwest, Inc. (“First Financial Northwest” or “the Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure.  The mutual to stock conversion was completed on October 9, 2007 through the sale and issuance of 22,852,800 shares of common stock by First Financial Northwest including 1,692,800 shares contributed to our charitable foundation, the First Financial Northwest Foundation, Inc. that was established in connection with the mutual to stock conversion. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank.  Accordingly, the information set forth in this report, including the consolidated unaudited financial statements and related data, relates primarily to First Savings Bank.

First Savings Bank was organized in 1923 as a Washington state chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state chartered mutual savings bank in 1992.  In 2002, First Savings Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank and became the wholly-owned subsidiary of First Financial of Renton, Inc. In connection with the conversion, First Savings Bank changed its name to First Savings Bank Northwest.

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce and Snohomish counties, Washington through our full-service banking office and automated teller machine.  Our recent business strategy has included an increased emphasis on the expansion of construction/land development and commercial real estate lending.  Consistent with this strategy, in December 2005, we completed our acquisition of Executive House, Inc., a mortgage banking company.  During 2006 and 2007, we continued to operate Executive House as a separate subsidiary, primarily originating loans on behalf of First Savings Bank.  Effective January 1, 2008, the lending operations of Executive House were assumed by First Savings Bank, creating a commercial lending division within First Savings Bank while retaining Executive House’s construction/land development and commercial real estate lending emphasis.  First Savings Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family, multifamily, construction/land development, commercial and consumer loans.

Note 2 – Basis of Presentation

 The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.  In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been included.  All significant inter-company balances and transactions among the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expense. Actual results could differ from those estimates.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 3 – Plan of Reorganization

On November 15, 2006, and as subsequently amended on April 18, 2007, July 18, 2007, and July 31, 2007, the Board of Directors of First Financial Holdings, MHC approved a plan of conversion and reorganization pursuant to which First Financial Holdings, MHC would convert from a mutual holding company to a stock holding company. The conversion to a stock holding company was approved by the depositors and borrowers of First Savings Bank, the Office of Thrift Supervision (OTS) and the Washington State Department of Financial Institutions and included the filing of a registration statement with

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

the Securities and Exchange Commission. Upon the completion of the conversion and reorganization on October 9, 2007, First Financial Holdings, MHC and First Financial of Renton, Inc. ceased to exist as separate legal entities and First Financial Northwest, Inc. became the holding company for First Savings Bank. At the time of the conversion, First Savings Bank of Renton changed its name to First Savings Bank Northwest. First Savings Bank along with First Financial Diversified, Inc. became wholly owned subsidiaries of First Financial Northwest, Inc. On October 9, 2007, the Company also issued and sold shares of capital stock to eligible depositors and borrowers of First Savings Bank.

The gross proceeds of the issuance of capital stock were $211.6 million. The cost of conversion and the issuance of capital stock was approximately $4.1 million which was deducted from the proceeds of the offering.

As part of the conversion and reorganization, First Savings Bank elected to be treated as a savings association rather than as a bank for holding company purposes. First Financial Northwest, Inc. is subject to regulation by the OTS. First Savings Bank is also regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions.

Additionally, in accordance with OTS regulations, at the time of the conversion from a mutual holding company to a stock holding company, First Savings Bank substantially restricted its retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at First Savings Bank subsequent to the conversion. The liquidation account will be reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s or supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of First Savings Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. First Savings Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The Board of Directors also approved the establishment of a charitable foundation which was funded with authorized but unissued shares equal to 8% of the common stock outstanding after the offering and the establishment of an ESOP.

Note 4 – Adoption of New Accounting Standards

On February 15, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. This statement further establishes certain additional disclosure requirements.  The Company elected not to record any of its assets or liabilities at fair value under SFAS 159. The adoption of SFAS 159 on January 1, 2008 did not have a significant impact on our consolidated financial statements.

On September 15, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. This Statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The adoption of SFAS 157 on January 1, 2008 did not have a significant impact on our consolidated financial statements.  For additional information, see Note 9 – Fair Values of Assets and Liabilities.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 – Investment Securities Available for Sale

Investment securities available for sale are summarized as follows:

	March 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(Dollars in thousands)
Mortgage-backed and
related investments:
FNMA certificates	$65,174	$516	$153	$65,537
FHLMC certificates	46,987	176	147	47,016
GNMA certificates	9,355	108	35	9,428
Tax-exempt municipal bonds	12,726	435	307	12,854
Taxable municipal bonds	1,656	18	2	1,672
U.S. Government agencies	3,926	100	—	4,026
Mutual fund (1)	6,189	—	234	5,955
	$146,013	$1,353	$878	$146,488

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(Dollars in thousands)
Mortgage-backed and
related investments:
FNMA certificates	$66,594	$73	$1,029	$65,638
FHLMC certificates	36,794	34	638	36,190
GNMA certificates	10,116	20	79	10,057
U.S. Government agencies	2,001	3	—	2,004
Mutual fund (1)	6,120	—	172	5,948
	$121,625	$130	$1,918	$119,837

(1) The fund invests primarily in private label securities backed by or representing an interest in mortgages or domestic residential housing or manufactured housing with additional investments in U.S. Government or agency securities.

The amortized cost and estimated fair value of investment and mortgage-backed and related securities available for sale at March 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2008
	Amortized cost	Fair value
	(Dollars in thousands)

Due within one year	$7,382	$7,162
Due after one year through five years	12,783	13,058
Due after five years through 10 years	43,961	44,319
Due after ten years	81,887	81,949
	$146,013	$146,488

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

    In January 2008, the Company elected to transfer its entire investments held to maturity portfolio to investments available for sale portfolio. Subsequently, a portion of the tax-exempt municipal bond portfolio was sold. Gross proceeds from the sales were $62.6 million with gross gains of $1.4 million and gross losses of $56,000. There were no sales of investment securities available for sale during the three months ended March 31, 2007.

Note 6 - Loans Receivable, Net

Loans receivable consist of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
One-to-four family residential	$457,064	$424,863
Multifamily residential	78,624	76,039
Commercial real estate	209,616	204,798
Construction and land development	278,177	288,378
Home equity	8,276	6,368
Savings account loans	116	127
Other loans	109	177
	$1,031,982	$1,000,750

Less:
Loans in process	97,479	108,939
Deferred loan fees	2,939	3,176
Allowance for loan losses	7,971	7,971
	$923,593	$880,664

At March 31, 2008 and December 31, 2007 there were no loans classified as held for sale.

A summary of changes in the allowance for loan losses for the three months ended March 31, 2008 and 2007 is as follows:

	March 31,	March 31,
	2008	2007
	(Dollars in thousands)
Beginning balance	$7,971	$1,971
Provision for loan loss	-	600
Charge-offs	-	-
	$7,971	$2,571

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A portion of the allowance for loan losses has been allocated to impaired loans at March 31, 2008 and December 31, 2007. Restructured and impaired loans were as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Total restructured and impaired loans	$29,867	$30,693
Undisbursed portion	$6,436	$7,212
Amount of the allowance for loan losses allocated	$4,500	$4,500
Interest income recognized during impairment	$-	$-
Cash-basis interest income recognized	$-	$-

During the quarter ended March 31, 2008, the Company restructured the terms of the impaired construction/land development loans to one builder existing at December 31, 2007. At March 31, 2008, the amounts committed to be advanced in connection with the restructured and impaired loans totaled $6.4 million.

Nonperforming loans were as follows at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Loans past due over 90 days and still accruing	$1,367	$1,562
Nonaccrual loans	$29,867	$30,693

Forgone interest on nonaccrual loans for the three months ended March 31, 2008 and 2007 was $385,000 and $10,000, respectively.

Note 7 – Earnings Per Share

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share. The Company completed its stock conversion on October 9, 2007, therefore, earnings per share for the comparable period in 2007 is not applicable.

Three Months Ended
March 31, 2008
Net income	$4,472,509
Weighted average common shares outstanding	21,188,368
Basic and diluted earnings per share	$0.21

Basic and diluted earnings per share are the same amount at March 31, 2008 as the Company does not have any additional potential dilutive common shares.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 8 – Segment Information

The Company’s activities are considered to be a single industry segment for financial reporting purposes.  The Company is engaged in the business of attracting deposits from the general public and originating loans for our portfolio in our primary market area.  Substantially all income is derived from a diverse base of commercial, mortgage and consumer lending activities and investments.

Note 9 – Fair Values of Assets and Liabilities

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a consistent framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS No. 157 among other things requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Valuation techniques are based upon observable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

The table below presents the balances of assets measured at fair value on a recurring basis.

	Fair Value Measurements at March 31, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(Dollars in thousands)
Available for sale investments	$146,488	$5,955	$140,533	$-
Mortgage servicing rights (included in Prepaid
expenses and other assets)	1,041	-	-	1,041
Total	$147,529	$5,955	$140,533	$1,041

The table below presents the balances of assets measured at fair value on a nonrecurring basis.

	Fair Value Measurements at March 31, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(Dollars in thousands)
Impaired loans including undisbursed but committed funds
(included in loans receivable, net)	$25,367	$-	$-	$25,367
Goodwill	14,206	-	-	14,206
	$39,573	$-	$-	$39,573

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

There were no transfers into or out of Level 3 assets.

Investments available for sale consist primarily of mortgage-backed securities, bank qualified tax-exempt bonds, mutual funds and agency securities. The estimated fair value of level one investments, which consist of mutual funds, is based on quoted market prices. The estimated fair value of level two investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

Mortgage servicing rights (“MSRs”) are recorded as separate assets through the purchase of the rights or origination of mortgage loans that are sold with servicing rights retained. Originated MSRs are recorded based on quoted market prices, other observable market data, or on the estimated discounted cash flows if observed market prices are not available. MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected. Key assumptions included in the model are prepayment and discount rates, estimated costs of servicing, other income, and other expenses. On a regular basis MSRs are evaluated for any changes to the assumptions used in the model. There have been no lower of cost or market adjustments of MSRs because of change in the fair value during first quarter of 2008.

Goodwill represents the costs in excess of net assets acquired arising from the purchase of Executive House, Inc. Goodwill is not amortized but is reviewed for impairment annually unless circumstances arise that management deems it necessary to review on a more frequent basis. There has been no impairment of goodwill during the first quarter of 2008.

Loans are considered impaired when, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The fair value of impaired loans is calculated using the collateral value method. Inputs include appraised values, estimates of certain completion costs and closing and selling costs. Some of these inputs may not be observable in the marketplace.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995:  This Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential."  These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s strategies.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: interest rate fluctuations; economic conditions in the Company’s primary market area; deposit flows; demand for residential, construction/land development, commercial real estate, consumer, and other types of loans; our ability to manage our growth, levels of our non-performing assets and other loans of concern; real estate values; success of new products; competitive conditions between banks and non-bank financial service providers; regulatory and accounting changes; success of new technology; technological factors affecting operations; costs of technology; pricing of products and services; and other risks detailed from time to time in our filings with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.    Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward looking statements made by or on behalf of the Company. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Overview

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce and Snohomish counties, Washington through our full-service banking office and automated teller machine.  We are in the business of attracting deposits from the public through our office and utilizing those deposits to originate loans. Historically, we have been a traditional fixed-rate portfolio lender originating residential home loans. Our business strategy centers on the continued transition to commercial banking activities in order to expand our net interest margin. Since December 31, 2003 we have significantly increased the amount of our construction/land development loans while reducing our one-to-four family residential loans. At March 31, 2008 our construction/land development loans totaled $278.2 million or 27.0% of our gross loan portfolio, substantially all which are short-term adjustable-rate loans. In contrast, our residential mortgage loans, commercial real estate and multifamily loans are generally long-term fixed-rate loans.  We have not actively participated in traditional one-to-four family adjustable-rate mortgages, which comprises less than one percent of our total loan portfolio.  Included in this portfolio are construction permanent loans which adjust based on prime during the construction phase but convert to a fixed-rate loan upon completion, along with a limited number of seasoned residential loans.  We consider this an insignificant portion of our loan portfolio and do not promote this type of loan product, nor do we offer teaser rates or subprime lending.  Our loss history for this type of lending has been immaterial.

During the quarter ended March 31, 2008, our total gross loan portfolio increased $31.2 million or 3.1% from December 31, 2007. Our one-to-four family residential loans increased $32.2 million or 7.6% from December 31, 2007; multifamily and commercial real estate increased $2.6 million and $4.8 million or 3.4% and 2.4%, respectively from December 31, 2007. Consumer loans increased $1.8 million or 27.4%. These increases were offset by a decrease in construction and land development loans of $10.2 million or 3.5% from December 31, 2007.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. To offset the impact of the interest rate environment, we continue to seek means of increasing interest income while controlling expenses. Consistent with this strategy, we are working to further reduce the percentage of our assets that are lower-yielding residential loans and mortgage-backed securities and to increase the percentage of our assets consisting of construction/land development loans, commercial real estate and multifamily loans that have higher risk-adjusted returns. Although historically our loan losses have been low, during 2007 we increased our allowance for loan losses by $6.0 million primarily due to impaired loans in our residential construction loan portfolio related to a specific borrowing relationship and the change in the mix of the loan  portfolio.

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

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. Our critical accounting policy is related to our allowance for loan losses.

 Allowance for Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Management considers factors such as charge-off history, the economy, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements experience level, the Company’s loan review system and the value of underlying collateral in assessing the allowance for loan losses.  Our methodology for analyzing the allowance for loan losses consists of two components: formulas and specific allowances. The formula allowance is determined by applying an estimated loss percentage, derived from the factors discussed previously, to the various types of loans.  The specific allowance component is created when management believes that the collectibility of a specific loan, such as a real estate, multifamily or a commercial real estate loan, has been impaired and a loss is probable.

 Our Asset Liability Management Committee reviews the allowance for loan losses on a quarterly basis and approves the provision.  The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about losses inherent in the loan portfolio; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

General.  Our total assets increased $62.1 million, or 5.4% to $1.2 billion at March 31, 2008 from $1.1 billion at December 31, 2007. The asset growth resulted primarily from increases in loans receivable, net of $42.9 million. Interest bearing deposits increased $71.6 million primarily as a result of funds received related to the net decrease in the investments available for sale and investments held to maturity portfolios of $53.8 million. Total liabilities increased $55.9 million to $887.5 million at March 31, 2007 from $831.6 million at December 31, 2007 primarily as a result of increases in deposits and advances from the Federal Home Loan Bank. Stockholders’ equity increased $6.1 million, primarily due to $4.5 million in net income for the quarter.

Assets.  Total assets increased $62.1 million or 5.4% during the three months ended March 31, 2008. The following table details the changes in the composition of our assets at March 31, 2008 from December 31, 2007.

		Increase/(Decrease)
	Balance at	from	Percentage
	March 31, 2008	December 31, 2007	Increase/(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$6,718	$3,043	82.80%
Interest-bearing deposits	72,434	71,647	9,103.81
Federal Funds sold	6,055	(1,060)	(14.90)
Investments available for sale	146,488	26,651	22.24
Investments held to maturity	-	(80,410)	(100.00)
Loans receivable, net	923,593	42,929	4.87
Premises and equipment, net	13,156	(183)	(1.37)
Federal Home Loan Bank
stock, at cost	4,850	179	3.83
Accrued interest receivable	4,915	(279)	(5.37)
Deferred tax assets, net	6,146	(947)	(13.35)
Goodwill	14,206	-	-
Prepaid expenses and other assets	4,397	500	12.83
Total assets	$1,202,958	$62,070	5.44%

Cash and cash equivalents increased $73.6 million from December 31, 2007; this increase was primarily due to the proceeds derived from the sale of tax-exempt investments of $62.6 million during the quarter. The liquidity generated from the sale will be used to fund loan growth and investment purchases.

Loans receivable net increased $42.9 million to $923.6 million at March 31, 2008 from $880.7 million at December 31, 2007. The increase was primarily due to origination of $40.7 million in one-to-four-family mortgage loans, $8.7 million and $4.4 million in commercial real estate and multifamily mortgages, respectively, $9.9 million in construction/land development loans and $2.4 million in consumer loans. The loan growth during the three months ended March 31, 2008 was partially offset by $34.3 million in principal repayments during the quarter.

The combined portfolios of investments available for sale and investments held to maturity decreased $53.8 million or 26.8% to $146.5 million at March 31, 2008 from $200.2 million at December 31, 2007. In January 2008, the Company elected to transfer its entire investments held to maturity portfolio to investments available for sale portfolio. Subsequently, a portion of the tax-exempt municipal bond portfolio was sold. Gross proceeds from the sales were $62.6 million with gross gains of $1.4 million and gross losses of $56,000.

Deposits. During the three months ended March 31, 2008, deposits increased $35.8 million to $765.3 million. The increase in deposits was the result of the current interest rate environment with customers “locking-in” to a fixed term, fixed rate deposit product and a result of our practice of competitively pricing our deposit products. Increases in certificate accounts of $64.1 million and noninterest-bearing accounts of $760,000 were partially offset by decreases in NOW accounts of $2.0 million, savings accounts of $361,000 and money market accounts of $26.7 million.

Advances. Total advances at March 31, 2008 were $110.0 million, an increase of $14.0 million or 14.6% from December 31, 2007. During the quarter, we converted our adjustable-rate advances to fixed-rate advances and at the same time extended by two to three years the maturity dates. We took this action to lock-in favorable interest rates to fund future loan production.

Equity. Total equity increased $6.1 million, or 2.0% to $315.4 million at March 31, 2008 from $309.3 million at December 31, 2007. The increase was primarily a result of $4.5 million in net income for the three month period ended March 31, 2008, and an increase of $1.5 million in unrealized income on investment securities available for sale, net of tax.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and March 31, 2007

General. Our net income for the three months ended March 31, 2008 was $4.5 million, an increase of $2.7 million from the comparable quarter in the prior year. The increase in net income was the result of a $4.1 million increase in net interest income after provision for loan losses, an increase in noninterest income of $1.3 million, an increase in noninterest expense of $1.1 million and an increase of $1.6 million in federal income tax expenses.

Net Interest Income.  Our net interest income increased $3.5 million for the three months ended March 31, 2008 to $8.2 million, compared to $4.7 million for the comparable quarter in the prior year. Average total interest-earning assets increased $153.7 million for the three months ended March 31, 2008 from $974.6 million for the same quarter in 2007, while average total interest-bearing liabilities decreased $57.6 million from the three months ended March 31, 2007. During the same period our yield on interest-earning assets decreased 23 basis points while our cost on interest-bearing liabilities decreased 46 basis points increasing our interest rate spread for the quarter ended March 31, 2008 by 23 basis points to 1.83% from 1.60% during the same quarter in 2007.

Interest Income.  Total interest income for the three months ended March 31, 2008 increased $1.8 million to $17.3 million from the quarter ended March 31, 2007. The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$900,245	6.70%	$724,571	7.01%	$2,370
Investments available for sale	152,294	4.34	144,002	4.46	49
Investments held to maturity	-	-	86,717	4.41	(955)
Federal funds sold and interest-bearing
deposits	70,965	3.02	14,667	5.75	325
Federal Home Loan Bank stock	4,834	0.91	4,671	0.43	6
Total interest-earning assets	$1,128,338	6.12%	$974,628	6.35%	$1,795

Interest income from loans increased $2.4 million during the first quarter of 2008 as compared to the same quarter in 2007 principally as a result of the net increase in our loan portfolio. Average net loans receivable at March 31, 2008 totaled $900.2 million as compared to $724.6 million one year earlier. In January 2008, we also sold a portion of our tax-exempt investment portfolio, that had been transferred from our held to maturity portfolio, which generated $62.6 million in gross proceeds and contributed to the decline in interest income from investments held to maturity as well as contributed to the increase in interest income from federal funds sold and interest-bearing deposits. We intend to continue to utilize excess liquidity to fund loan growth and purchase investments. In addition, the yield on interest-earning assets declined 23 basis points to 6.12% for the three months ended March 31, 2008, from 6.35% for the comparable period in 2007. The decrease was due to the general decline in interest rates between the periods.

Interest Expense. Total interest expense for the three months ended March 31, 2008 was $9.1 million, a decrease of $1.7 million from the quarter ended March 31, 2007. The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007		Increase /
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$11,723	0.68%	$14,322	0.45%	$4
Statement savings accounts	11,248	1.74	14,009	1.74	(12)
Money market accounts	145,620	2.29	202,297	4.41	(1,396)
Certificates of deposit	571,980	5.02	524,226	4.89	775
Advances from the Federal Home Loan Bank	108,923	3.78	152,231	5.43	(1,037)
Total interest-bearing liabilities	$849,494	4.29%	$907,085	4.75%	$(1,666)

The average balance of total deposit interest-bearing liabilities decreased to $740.6 million at March 31, 2008 compared to $754.9 million at March 31, 2007. As a result, deposit interest expense decreased $629,000 as compared to the first quarter of 2007. The average balance of NOW accounts decreased $2.6 million compared to March 31, 2007. The average balance of certificates of deposit increased $47.8 million compared to the same period last year. The average cost of certificates of deposit increased 13 basis points. The growth in our certificates of deposit was the result of higher interest rates offered relative to other investment products in the current interest rate environment. The average balance of advances from the Federal Home Loan Bank decreased $43.3 million at March 31, 2008 compared to March 31, 2007, the average cost of advances decreased 165 basis points and the related interest expense decreased $1.0 million. Our advances from the Federal Home Loan Bank decreased because we utilized a portion of the funds received from our stock offering to repay higher rate advances.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  In evaluating the level of the allowance for loan losses management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral, peer group information, and prevailing economic conditions.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

Our methodology in assessing the allowance for loan losses places greater emphasis on factors such as charge-off history, the economy, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management experience levels, the Company’s loan review system and the value of underlying collateral. The allowance for loan losses was $8.0 million or 0.77% of total loans outstanding at March 31, 2008 as compared to $2.6 million or 0.32% of total loans outstanding at March 31, 2007. The level of the allowance is based on estimates, and the ultimate losses may vary from these estimates.

No provision for loan loss was recorded for the three months ended March 31, 2008. The comparable provision for loan losses for the three months ended March 31, 2007 totaled $600,000. As of March 31, 2008 nonperforming loans totaled $31.2 million as compared to $32.3 million at December 31, 2007. Of our nonperforming assets, $29.9 million represent loans to one builder for projects secured by real estate in King, Pierce and Thurston counties. These loans are to a builder of entry level homes, whose sales have been impacted by the current credit tightening as first time home purchasers generally have lower credit scores and a minimal amount of equity to finance the purchase. During the first quarter of 2008 the decision was made to change some of the terms of the impaired loans thus causing them to be classified as restructured.

Although we believe that we used the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.

We believe that the allowance for loan losses as of March 31, 2008 was adequate to absorb the known and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of First Savings Bank’s allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

	At or For the Three Months
	Ended March 31,
	2008	2007
	(Dollars in thousands)

Provision for loan losses	$-	$600
Net charge-offs	-	-
Allowances for loan losses	$7,971	$2,571
Allowance for losses as a percent of total loans
outstanding at the end of the period	0.77%	0.32%
Allowance for loan losses as a percent of
nonperforming loans at the end of the period	25.52%	914.95%
Total nonaccrual and 90 days or more past due loans	$31,235	$281
Nonaccrual and 90 days or more past due loans as a
percent of total loans	3.03%	0.03%
Total loans receivable	$1,031,982	$803,283
Total loans originated	$66,061	$86,150

Noninterest Income. Noninterest income increased $1.3 million to $1.4 million for the three months ended March 31, 2008 from the comparable quarter in 2007. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	March 31, 2008	March 31, 2007	Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$17	$2	13.33%
Loan service fees	2	(58)	(96.67)
Gain on sale of investments	1,373	1,373	100.00
Mortgage servicing rights, net	(58)	25	30.12
Other	29	(9)	(23.68)
Total noninterest income	$1,363	$1,333	4,443.33%

The increase in noninterest income was primarily due to a $1.4 million gain on the sales of securities as the Company enhanced its ability to use a portion of the contribution deduction carryforward generated by the formation of the First Financial Northwest Foundation.

Noninterest Expense.  Noninterest expense increased $1.1 million during the three months ended March 31, 2008 to $2.9 million, compared to $1.8 million for the quarter ended March 31, 2007. The following table provides the detail of the changes in noninterest expense:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	March 31, 2008	March 31, 2007	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$1,761	$789	81.17%
Occupancy and equipment	294	46	18.55
Data processing	113	(24)	(17.52)
Professional fees	295	166	128.68
Marketing	46	(6)	(11.54)
Office supplies and postage	33	(18)	(35.29)
Regulatory fees and deposit
insurance premiums	39	1	2.63
Bank and ATM charges	45	3	7.14
Other	260	105	67.74
Total noninterest expense	$2,886	$1,062	58.22%

Major components of the increase in noninterest expense include:

Compensation and benefits increased $789,000 as a result of our increasing staffing levels to 80 employees from the 69 that were employed by us at March 31, 2007 and the related employee benefits, inclusive of the Employee Stock Ownership Plan (ESOP) expense. We also intend to adopt at our Annual Meeting of Shareholders on May 23, 2008, subject to approval by shareholders, a restricted stock plan and a stock option plan.  The implementation of these plans will increase our compensation and benefits expense. The effect of the restricted stock plan will be equal to the current market price of the shares being awarded to the employees receiving the shares recognized as compensation expense over the vesting period of the shares. We will account for stock option awards issued to employees under Financial Accounting Standards Board Statement No. 123R, which requires recognition of compensation expense based on the fair value of the award at the measurement date, which is generally the date of grant. Assuming the market price of the common stock is $10.00 per share; all options are granted with an exercise price of $10.00 per share and have a term of 10 years; the dividend yield on the stock is zero; the risk free interest rate is 4.90%; and the volatility rate on the common stock is 11.75%, the estimated grant-date fair value of the options utilizing a Black-Scholes option pricing analysis is $3.87 per option granted. Assuming this value is amortized over the five year vesting period, the corresponding quarterly pre-tax expense associated with the stock option plan would be approximately $450,000.  In addition, our stock-based incentive plan would award approximately 915,000 shares to eligible participants, which would be expensed as the awards vest. Assuming that all shares are awarded at a price of $10.00 per share, and that the awards vest over a five year period, the corresponding annual pre-tax expense would also be approximately $450,000.

Professional fees increased $166,000 for the quarter ended March 31, 2008 from the comparable quarter in 2007 primarily as a result of the legal and accounting fees associated with operating a public company. We anticipate that the costs incurred by us to comply with the requirements of the Sarbanes-Oxley Act of 2002 will increase going forward.

Federal Income Tax Expense. Federal income tax expense increased $1.6 million for the three months ended March 31, 2008 to $2.2 million from $548,000 for the three months ended March 31, 2007. The effective federal income tax rate for the three months ended March 31, 2008 was 32.63% as compared to 23.76% for the three months ended March 31, 2007. The increase in the effective tax rate is a result of an increase in taxable earnings combined with a decrease in tax exempt income for the period. There is no State of Washington income tax.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. Historically, we have maintained cash flow above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a weekly basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.  See the “Consolidated Statements of Cash Flows” contained in Item 1 – Financial Statements, included herein.

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the Federal Home Loan Bank of Seattle. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At March 31, 2008, certificates of deposit scheduled to mature in one year or less totaled $411.6 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

While our primary source of funds is our deposits, when deposits are not available to provide the funds for our assets, we use alternative funding sources.  These sources include, but are not limited to: cash management from the Federal Home Loan Bank of Seattle, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. At March 31, 2008, First Savings Bank maintained credit facilities with the Federal Home Loan Bank of Seattle for $397.5 million with an outstanding balance of $110.0 million. In addition, First Savings Bank has a line of credit of $10.0 million with another financial institution which could be used for liquidity. Alternatively, we could liquidate assets to meet our liquidity needs.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2008, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary, varies, but may include real estate and income-producing commercial properties. At March 31, 2008, commitments to originate loans, commitments under unused lines of credit, and undisbursed portions of construction loans in process, for which we were obligated, were $12.6 million, $3.7 million and $97.5 million, respectively.

We are from time to time involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on our financial position, results of operation, or liquidity.

Among our contingent liabilities are exposures to limited recourse arrangements with respect to sales of whole loans and participation interests.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts related to lines of credit and construction loans at March 31, 2008.

		Amount of Commitment Expiration - Per Period
			After	After
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
	(Dollars in thousands)

Commitments to originate loans	$12,604	$12,604	$-	$-	$-
Unused portion of lines of credit	3,734	-	-	-	3,734
Undisbursed portion of construction
loans in process	97,479	74,335	15,512	7,232	400
Total commitments	$113,817	$86,939	$15,512	$7,232	$4,134

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of March 31, 2008 First Savings Bank exceeded all regulatory capital requirements.  Regulatory capital ratios for First Savings Bank were as follows as of March 31, 2008:  Tier 1 capital 16.35%; Tier 1 (core) risk-based capital 24.94%; and total risk based capital 25.98%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

At March 31, 2008, shareholders' equity totaled $315.4 million, or 26.2% of total assets. Our book value per share of common stock was $13.80 as of March 31, 2008, as compared to $13.53 as of December 31, 2007.

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

The following table illustrates the change in the net portfolio value at March 31, 2008 that would occur in the event of an immediate change in interest rates equally across all maturities.  This modeling is performed quarterly and is predicated upon a stable balance sheet, with no growth or change in asset or liability mix.  Additionally, no consideration is given to any steps that we might take to counter the effect of that interest movement.  Although the net portfolio value measurement provides an indication of First Savings Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast of the effect of changes in market interest rates on First Savings Bank's net interest income and will differ from actual results.

			March 31, 2008
				Net Portfolio as % of
Basis Point	Net Portfolio Value (1)			Portfolio Value of Assets		Market Value
Change in Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
(Dollars in thousands)
300	$251,715	$(55,662)	(18.11)%	22.55%	(4.62)%	$1,116,148
200	$269,066	$(38,311)	(12.46)	23.52	(3.18)	$1,144,210
100	$287,933	$(19,444)	(6.33)	24.52	(1.61)	$1,174,090
0	$307,377	$-	-	25.51	-	$1,204,880
(100)	$320,956	$13,579	4.42	26.06	1.13	$1,231,540
(200)	$330,517	$23,140	7.53	26.35	1.92	$1,254,117
(300)	$339,515	$32,138	10.46	26.70	2.67	$1,271,724

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

(2)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(3)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
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

When interest rates decline by 100, 200, or 300 basis points, our net interest income gradually increases because our earning assets are primarily long term fixed rate loans and the rate we earn decreases at a slower pace than the rate we pay on our interest-bearing liabilities (primarily borrowed funds). Interest income would decrease on our interest-earning assets primarily because of increased prepayment risks that would emerge. We expect that our interest expense would decrease proportionally to the decline in interest income because of the sensitivity of our money market liabilities which are tied to the 90 day U.S. Treasury bill rate. Furthermore, the rate we pay on the majority of our deposits and borrowed funds cannot decline 100, 200, or 300 basis points in the event of an immediate change in market interest rates, since most of our interest-bearing liabilities possess some term structures.

When interest rates rise by 100, 200 or 300 basis points, our net interest income and the net portfolio value decreases because the rate we earn on our interest-earning assets does not increase as rapidly as the rates we would pay on our interest-bearing liabilities. Our interest-earning assets primarily consist of intermediate-term and longer-term loans that do not reprice quickly and investments with primarily intermediate-term structures. Our interest-bearing liabilities generally consist of short-

term deposits (savings, money market, and certificates of deposits) and short- to intermediate-term borrowings from the Federal Home Loan Bank of Seattle that would reprice more quickly than our interest-earning assets.

The net interest income and net portfolio value tables presented above are predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net portfolio value is based upon the present value of discounted cash flows using the Baker Group’s, a third party service provider’s, market analysis and our estimates of current replacement rates to discount the cash flows. The effects of  changes in interest rates in the net interest income table are based upon a cash flow simulation of our existing assets and liabilities and for purposes of simplifying the analysis, assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurances that this will be the case. Delinquency rates may change when interest rates change; as a result of changes in the loan portfolio mix, underwriting conditions, loan terms, or changes in economic conditions that have a delayed effect on the portfolio. The model we use that is administered by the Baker Group does not change the delinquency rate for the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth above. Also, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net portfolio value and net interest income other than those indicated above.

At March 31, 2008, First Savings Bank had no derivative financial instruments.  In addition, First Savings Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased off-balance sheet derivative instruments.  Interest rate risk continues to be the primary market risk as other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of First Financial Northwest Inc.’s business activities and operations.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, and the Principal Financial and Accounting Officer, and other members of our management team as of the end of the period covered by this quarterly report.

As was noted in the Company’s Annual Report on Form 10-K for December 31, 2007, the Company does not have sufficient accounting staff typical of a publicly held company of its size. This insufficient level of staffing impacts financial reporting by limiting expertise available to adequately review and resolve technical accounting and financial reporting matters. During the first quarter of 2008, the Company hired a Chief Financial Officer and plans to add additional accounting staff during 2008 to remediate this material weakness.

In designing and evaluating our disclosure controls and procedures management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company's disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer) timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls.

Except for the hiring of a Chief Financial Officer as discussed above, there have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting . We continued to implement suggestions from our internal auditors and independent auditors on ways to strengthen existing controls. We do not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II

Item 1.  Legal Proceedings

From time to time, we are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation of First Financial Northwest, Inc. (1)
3.2	Bylaws of First Financial Northwest, Inc. (1)
4	Form of stock certificate of First Financial Northwest, Inc. (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Northwest Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
14	Code of Business Conduct and Ethics
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)  Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143549).
(2)  Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       First Financial Northwest, Inc.

Date:  May 14, 2008                                                                 /s/Victor Karpiak
                                                                    Victor Karpiak
    President,
    Chief Executive Officer

Date:  May 14, 2008                                                                  /s/Kari Stenslie
                                                                            Kari Stenslie
            Chief Financial Officer
            Principal Financial and Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

EXHIBIT 31.1

Certification of Chief Executive Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Victor Karpiak, President, Chief Executive Officer of First Financial Northwest, Inc., certify that:

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  May 14, 2008                                                                /s/Victor Karpiak
   Victor Karpiak
   President,
   Chief Executive Officer

EXHIBIT 31.2

Certification of Chief Financial Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Kari Stenslie, Chief Financial Officer and Principal Financial and Accounting Officer of First Financial Northwest, Inc., certify that:

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fiscal fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  May 14, 2008                                                                /s/Kari Stenslie
   Kari Stenslie
   Chief Financial Officer
   Principal Financial and Accounting Officer

EXHIBIT 32

Certification of Chief Executive Officer and Chief Financial Officer of First Financial Northwest, Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002  (18 U.S.C. Section 1350), the undersigned hereby certifies in his/her capacity as an officer of First Financial Northwest, Inc. (the “Company”) and in connection with this Quarterly Report on Form 10-Q, that:

1.	the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2.
the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in the Report.

.

/s/Victor Karpiak
Victor Karpiak
President and Chief Executive Officer

Dated: May 14, 2008

/s/Kari Stenslie
Kari Stenslie
Chief Financial Officer
Principal Financial and Accounting Officer

Dated: May 14, 2008