Form 10-Q
period 2008-06-30
First Financial Northwest, Inc.
filed 2008-08-13
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 8, 2008, 22,852,800 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
            Page
Item 1 -Financial Statements                                                                                                                                                                 3

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations                                                                                                                                       16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                                                        27

Item 4 - Controls and Procedures                                                                                                                                                       30

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings                                                                                                                                                             31

 Item 1A - Risk Factors                                                                                                                                                                    31

 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                                                                      34

 Item 3 - Defaults upon Senior Securities                                                                                                                                         34

 Item 4 - Submission of Matters to a Vote of Security Holders                                                                                                    34

 Item 5 - Other Information                                                                                                                                                             35

 Item 6 - Exhibits                                                                                                                                                                              35

SIGNATURES                                                                                                                                                                                     36

Item 1.  Financial  Statements

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30,	December 31,
Assets	2008	2007

Cash on hand and in banks	$4,000	$3,675
Interest-bearing deposits	526	787
Federal funds sold	4,870	7,115
Investments available for sale	177,978	119,837
Investments held to maturity (fair value
of $0 and $81,545)	—	80,410
Loans receivable, net of allowance of $8,416 and $7,971	960,420	880,664
Premises and equipment, net	13,007	13,339
Federal Home Loan Bank stock, at cost	4,850	4,671
Accrued interest receivable	5,220	5,194
Deferred tax assets, net	7,677	7,093
Goodwill	14,206	14,206
Prepaid expenses and other assets	3,418	3,897
Total assets	$1,196,172	$1,140,888
Liabilities and Stockholders' Equity

Deposits	$764,244	$729,494
Advances from the Federal Home Loan Bank	110,000	96,000
Advance payments from borrowers for taxes
and insurance	3,714	2,092
Accrued interest payable	119	132
Federal income tax payable	55	726
Other liabilities	4,047	3,158
Total liabilities	882,179	831,602

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 22,852,800
at June 30, 2008 and December 31, 2007	229	229
Additional paid-in capital	224,166	224,181
Retained earnings, substantially restricted	107,874	102,769
Accumulated other comprehensive loss, net	(2,194)	(1,180)
Unearned Employee Stock Ownership Plan (ESOP) shares	(16,082)	(16,713)
Total stockholders' equity	313,993	309,286
Total liabilities and stockholders' equity	$1,196,172	$1,140,888

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008		2007	2008		2007
Interest income
Loans, including fees	$14,928		$13,445	$29,997		$26,144
Investments available for sale	1,774		1,516	3,123		3,120
Tax-exempt investments available for sale	144		—	448		—
Investments held to maturity	—		73	—		146
Tax-exempt investments held to maturity	—		880	—		1,762
Federal funds sold and interest bearing deposits with banks	220		179	756		390
Dividends on Federal Home Loan Bank stock	36		7	47		12

Total interest income	$17,102		$16,100	$34,371		$31,574

Interest expense
Deposits	8,016		8,846	16,095		17,554
Federal Home Loan Bank advances	1,021		2,324	2,050		4,390

Total interest expense	$9,037		$11,170	$18,145		$21,944

Net interest income	8,065		4,930	16,226		9,630

Provision for loan losses	445		375	445		975

Net interest income after provision for loan losses	$7,620		$4,555	$15,781		$8,655

Noninterest income (loss)
Net gain on sale of investments	10		—	1,383		—
Other-than-temporary impairment loss on investments	(623)		—	(623)		—
Other	120		59	110		89

Total noninterest income (loss)	$(493)		$59	$870		$89

Noninterest expense
Salaries and employee benefits	2,192		1,273	3,953		2,245
Occupancy and equipment	290		276	584		525
Professional fees	552		37	847		167
Data Processing	113		87	226		223
Other general and administrative	639		341	1,062		678

Total noninterest expense	$3,786		$2,014	$6,672		$3,838

Income before provision for federal income taxes	3,341		2,600	9,979		4,906

Provision for federal income taxes	1,119		638	3,285		1,186

Net income	$2,222		$1,962	$6,694		$3,720

Basic earnings per share (1)	$0.10	$	N/A	$0.32	$	N/A

Diluted earnings per share (1)	$0.10	$	N/A	$0.32	$	N/A

(1) The Company completed its mutual to stock conversion on October 9, 2007.
See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Six Months Ended June 30, 2008
(Dollars in thousands, except share data)
(Unaudited)
				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	ESOP	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Shares	Equity
Balances at December 31, 2007	$229	$224,181	$102,769	$(1,180)	$(16,713)	$309,286
Comprehensive income:
Net income	—	—	6,694	—	—	6,694
Change in fair value of investments
available for sale, net of tax of $522	—	—	—	(1,014)	—	(1,014)
Total comprehensive income						5,680
Cash dividend declared ($0.075 per share)	—	—	(1,589)	—	—	(1,589)
Allocation of 56,424 ESOP shares	—	(15)	—	—	631	616
Balances at June 30, 2008	$229	$224,166	$107,874	$(2,194)	$(16,082)	$313,993

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)
	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,694	$3,720
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	445	975
Depreciation and amortization of
premises and equipment	366	361
Net amortization of premiums and
discounts on investments	374	547
ESOP expense	616	—
Net realized gain on investments
available for sale	(1,383)	—
Other-than-temporary impairment loss on investments	623
Mutual funds dividends	(132)	(148)
Loss from disposal of premises and equipment	24	—
Deferred federal income taxes	(62)	(686)
Cash provided by (used in) changes in operating
assets and liabilities:
Other assets	479	(669)
Accrued interest receivable	(26)	(324)
Accrued interest payable	(13)	(6)
Other liabilities	889	316
Federal income taxes	(671)	485
Net cash provided by operating activities	$8,223	$4,571

Cash flows from investing activities:
Proceeds from sale of investments	62,562	—
Proceeds from maturity or call on investments
held to maturity	—	710
Principal repayments on investments
available for sale	17,256	15,781
Principal repayments on investments
held to maturity	—	110
Purchases of investments available for sale	(58,567)	—
Purchases of investments held to maturity	—	(509)
Net increase in loans receivable	(80,201)	(91,186)
Purchases of Federal Home Loan Bank stock	(179)	—
Purchases of premises and equipment	(58)	(293)
Net cash used in investing activities	$(59,187)	$(75,387)

Balance, carried forward	$(50,964)	$(70,816)

(Continued)

FIRST FINANCIAL NORTHWEST, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Balance, brought forward	$(50,964)	$(70,816)
Cash flows from financing activities:
Net increase in deposits	34,750	115,832
Advances from the Federal Home Loan Bank	102,000	63,000
Repayments of advances from the Federal Home
Loan Bank	(88,000)	(100,000)
Net increase in advance payments from borrowers
for taxes and insurance	1,622	781
Dividends paid	(1,589)	—
Net cash provided by financing activities	$48,783	$79,613

Net increase (decrease) in cash	(2,181)	8,797
Cash and cash equivalents:
Beginning of period	11,577	26,663
End of period	$9,396	$35,460

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,158	$21,949
Federal income taxes	$4,017	$1,387
Noncash transactions:
Transfer from investments held to maturity to
investments available for sale	$80,410	$—

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Nature of Business

First Financial Northwest, Inc. (“First Financial Northwest” or the “Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure.  The mutual to stock conversion was completed on October 9, 2007 through the sale and issuance of 22,852,800 shares of common stock by First Financial Northwest including 1,692,800 shares contributed to our charitable foundation, the First Financial Northwest Foundation, Inc. that was established in connection with the mutual to stock conversion. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank.  Accordingly, the information set forth in this report, including the consolidated unaudited financial statements and related data, relates primarily to First Savings Bank.

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

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce and Snohomish counties, Washington through our full-service banking office and automated teller machine.  Our business strategy has included an increased emphasis on the expansion of construction/land development and commercial real estate lending.  Consistent with this strategy, in December 2005, we completed our acquisition of Executive House, Inc., a mortgage banking company.  During 2006 and 2007, we continued to operate Executive House as a separate subsidiary, primarily originating loans on behalf of First Savings Bank.  Effective January 1, 2008, the lending operations of Executive House were assumed by First Savings Bank, creating a commercial lending division within First Savings Bank while retaining Executive House’s construction/land development and commercial real estate lending emphasis.  First Savings Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family, multifamily, construction/land development, commercial and consumer loans.

Note 2 – Basis of Presentation

 The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.  In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been included.  All significant inter-company balances and transactions among the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expense. Actual results could differ from those estimates.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 3 – Plan of Reorganization

On November 15, 2006, and as subsequently amended on April 18, 2007, July 18, 2007, and July 31, 2007, the Board of Directors of First Financial Holdings, MHC approved a plan of conversion and reorganization pursuant to which First Financial Holdings, MHC would convert from a mutual holding company to a stock holding company. The conversion to a stock holding company was approved by the depositors and borrowers of First Savings Bank, the Office of Thrift Supervision

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

(“OTS”) and the Washington State Department of Financial Institutions and included the filing of a registration statement with the Securities and Exchange Commission. Upon the completion of the conversion and reorganization on October 9, 2007, First Financial Holdings, MHC and First Financial of Renton, Inc. ceased to exist as separate legal entities and First Financial Northwest, Inc. became the holding company for First Savings Bank. At the time of the conversion, First Savings Bank of Renton changed its name to First Savings Bank Northwest. First Savings Bank along with First Financial Diversified Corporation. became wholly owned subsidiaries of First Financial Northwest, Inc. On October 9, 2007, the Company also issued and sold shares of capital stock to eligible depositors and borrowers of First Savings Bank.

The gross proceeds of the issuance of capital stock were $211.6 million. The cost of conversion and the issuance of capital stock was approximately $4.1 million which was deducted from the proceeds of the offering.

As part of the conversion and reorganization, First Savings Bank elected to be treated as a savings association rather than as a bank for holding company purposes. First Financial Northwest, Inc. is subject to regulation by the OTS. First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions.

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

Note 4 – Adoption of New Accounting Standards

On February 15, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. This statement further establishes certain additional disclosure requirements.  The Company elected not to record any of its assets or liabilities at fair value under SFAS 159. The adoption of SFAS 159 on January 1, 2008 did not have a significant impact on our consolidated financial statements.

On September 15, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. This Statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The adoption of SFAS 157 on January 1, 2008 did not have a significant impact on our consolidated financial statements.  For additional information, see Note 9 – Fair Values of Assets and Liabilities.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 – Investment Securities Available for Sale

Investment securities available for sale are summarized as follows:

	June 30, 2008
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(Dollars in thousands)
Mortgage-backed and
related investments:
FNMA certificates	$77,828	$25	$1,669	$76,184
FHLMC certificates	68,179	14	1,601	66,592
GNMA certificates	8,741	28	85	8,684
Tax-exempt municipal bonds	12,722	263	327	12,658
Taxable municipal bonds	1,653	—	16	1,637
U.S. Government agencies	6,550	44	—	6,594
Mutual fund (1)	5,629	—	—	5,629
	$181,302	$374	$3,698	$177,978

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(Dollars in thousands)
Mortgage-backed and
related investments:
FNMA certificates	$66,594	$73	$1,029	$65,638
FHLMC certificates	36,794	34	638	36,190
GNMA certificates	10,116	20	79	10,057
U.S. Government agencies	2,001	3	—	2,004
Mutual fund (1)	6,120	—	172	5,948
	$121,625	$130	$1,918	$119,837

(1) The fund invests primarily in private label securities backed by or representing an interest in mortgages or domestic residential housing or manufactured housing with additional investments in U.S. Government or agency securities.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The amortized cost and estimated fair value of investment and mortgage-backed and related securities available for sale at June 30, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2008
	Amortized cost	Fair value
	(Dollars in thousands)

Due within one year	6,807	6,809
Due after one year through five years	15,739	15,644
Due after five years through 10 years	48,069	47,056
Due after ten years	110,687	108,469
	$181,302	$177,978

In January 2008, the Company elected to transfer its entire investments held to maturity portfolio to its investments available for sale portfolio. Subsequently, a portion of the tax-exempt municipal bond portfolio was sold. Gross proceeds from the sales were $62.6 million with gross gains of $1.4 million and gross losses of $56,000.

During the second quarter ended June 30, 2008, the Company determined that there was an other-than-temporary impairment in its mutual fund investment in the AMF Ultra Short Mortgage Fund as a result of the decline in its net asset value, resulting in a $623,000 non-cash charge to operations.  The Company also sold its investment in FNMA Stock which had a book value of $500, resulting in a gain of $11,000.

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment; the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value; recent events specific to the issuer or industry; and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in noninterest income (loss). Gross unrealized losses at June 30, 2008, are primarily caused by interest rate changes. The Company has reviewed these securities in accordance with its accounting policy for other-than-temporary impairment discussed above and recorded $623,000 of impairment losses, as noted above. The Company does not consider any other securities to be other-than-temporarily impaired. However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit characteristics, additional other-than-temporary impairments may occur in future periods.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 6 - Loans Receivable, Net

Loans receivable consist of the following:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

One-to-four family residential	$478,987	$424,863
Multifamily residential	78,485	76,039
Commercial real estate	218,941	204,798
Construction and land development	277,455	288,378
Home equity	11,301	6,368
Savings account loans	143	127
Other loans	121	177

	$1,065,433	$1,000,750

Less:
Loans in process	93,841	108,939
Deferred loan fees	2,756	3,176
Allowance for loan losses	8,416	7,971

	$960,420	$880,664

              At June 30, 2008 and December 31, 2007 there were no loans classified as held for sale.

A summary of changes in the allowance for loan losses for the six months ended June 30, 2008 and 2007 is as follows:

	June 30,	June 30,
	2008	2007
	(Dollars in thousands)
Beginning balance	$7,971	$1,971
Provision for loan loss	445	975
Charge-offs	-	-
	$8,416	$2,946

A portion of the allowance for loan losses has been allocated to impaired loans at June 30, 2008 and December 31, 2007. Restructured and impaired loans were as follows:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Total troubled debt restructured and impaired loans	$29,438	$30,693
Undisbursed portion	$6,031	$7,212
Amount of the allowance for loan losses allocated	$4,500	$4,500
Interest income recognized during impairment	$-	$-
Cash-basis interest income recognized	$-	$-

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

During the first quarter, the Company restructured the terms of the impaired construction/land development loans to one builder existing at December 31, 2007. At June 30, 2008, the amounts committed to be advanced in connection with the restructured and impaired loans totaled $6.0 million.

Nonperforming loans were as follows at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Loans past due over 90 days and still accruing	$1,252	$1,562
Nonaccrual loans	$30,488	$30,693

Forgone interest on nonaccrual loans for the three and six months ended June 30, 2008, was $256,000 and $641,000, respectively.  Foregone interest for the same periods in 2007 was $0 and $4,000.

Note 7 – Earnings Per Share (EPS)

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share. The Company completed its stock conversion on October 9, 2007, therefore, earnings per share for the comparable periods in 2007 is not applicable.

		Three Months Ended	Six Months Ended
		June 30, 2008	June 30, 2008
Net income		$2,222	$6,694
Weighted average common shares outstanding		21,226	21,212
	Basic and diluted earnings per share	$0.10	$0.32

Basic and diluted earnings per share are the same amount, as the Company at June 30, 2008 did not have any additional potential dilutive common shares.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

•	Level 3 – Instruments whose significant value drivers are unobservable.

The table below presents the balances of assets measured at fair value on a recurring basis.

	Fair Value Measurements at June 30, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(Dollars in thousands)
Available for sale investments	$177,978	$5,629	$172,349	$-
Mortgage servicing rights (included in prepaid
expenses and other assets)	987	-	-	957
Total	$178,935	$5,629	$172,349	$957

The table below presents the balances of assets measured at fair value on a nonrecurring basis.

Fair Value Measurements at June 30, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
Fair Value		for Identical	Observable	Unobservable
Measurements		Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
(Dollars in thousands)
Impaired loans including undisbursed but committed funds
(included in loans receivable, net)	$24,938	$-	$-	$24,938

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Mortgage servicing rights (“MSRs”) are recorded as separate assets through the purchase of the rights or origination of mortgage loans that are sold with servicing rights retained. Originated MSRs are recorded based on quoted market prices, other observable market data, or on the estimated discounted cash flows if observed market prices are not available. MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected. Key assumptions included in the model are prepayment and discount rates, estimated costs of servicing, other income, and other expenses. On a regular basis MSRs are evaluated for any changes to the assumptions used in the model. There have been no lower of cost or market adjustments of MSRs because of a change in the fair value for the three and six months ended June 30, 2008.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

 “Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995:  This Form 10-Q contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential."  These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding the Company’s strategies.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  The Company’s actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in the Company's reports filed with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.    Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on behalf of the Company. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. The Company undertakes no responsibility to update or revise any forward-looking statements.

Overview

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce and Snohomish counties, Washington through our full-service banking office and automated teller machine.  We are in the business of attracting deposits from the public through our office and utilizing those deposits to originate loans. Historically, we have been a traditional fixed-rate portfolio lender originating residential home loans, although we have significantly increased the amount of construction/land development loans over the past several years. Our business strategy centers on the continued transition to commercial banking activities in order to expand our net interest margin.  At June 30, 2008 our construction/land development loans totaled $277.5 million or 26.0% of our gross loan portfolio, substantially all of which are short-term adjustable-rate loans. In contrast, our residential mortgage loans, commercial real estate and multifamily loans are generally long-term fixed-rate loans.  We have not actively participated in traditional one-to-four family adjustable-rate mortgages, which comprises less than one percent of our total loan portfolio.  Included in this portfolio are construction permanent loans which adjust based on prime during the construction phase but convert to a fixed-rate loan upon completion, along with a limited number of seasoned residential loans.  We consider this an insignificant portion of our loan portfolio and do not promote this type of loan product, nor do we offer teaser rates or subprime lending.  Our loss history for this type of lending has been immaterial.

During the quarter ended June 30, 2008, our total gross loan portfolio increased $33.5 million or 3.2% from March 31, 2008. Our one-to-four family residential loans increased $21.9 million or 4.8%, multifamily residential loans decreased

$139,000 or 0.2%, construction/land development loans also declined $722,000 or 0.3% and commercial real estate loans increased $9.3 million or 4.5%. Consumer loans increased $3.1 million or 36.0%.

For the six months ended June 30, 2008, our total gross loan portfolio increased $64.7 million or 6.5% from December 31, 2007.  Our one-to-four-family residential loans increased $54.1 million or 12.7%, multifamily residential increased $2.5 million or 3.2% while construction/land development loans decreased $10.9 million or 3.8%, commercial real estate increased $14.1 million or 6.9% and consumer loans increased $4.9 million or 73.3%.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. To offset the impact of the interest rate environment, we continue to seek means of increasing interest income while controlling expenses. Consistent with this strategy, we are continuing to manage the growth in our loan portfolio to achieve our investment and credit quality objectives.  In the second quarter of 2008, after analyzing the portfolio including its growth, the current economic environment and other factors affecting the loan portfolio, we determined that an increase in the allowance for loan losses of $445,000 was necessary.

During the second quarter, the Company determined that there was an other-than-temporary impairment in its mutual fund investment as a result of the decline in its net asset value.  This decline in value resulted in a $623,000 non-cash charge to noninterest income.

Our operating expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, marketing, postage and supplies, professional services and deposit insurance premiums. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of real estate taxes, depreciation charges, maintenance and costs of utilities.

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

 Our Board of Directors reviews the allowance for loan losses on a quarterly basis and approves the provision.  The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about losses inherent in the loan portfolio.  The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

General.  Our total assets increased $55.3 million, or 4.9% to $1.2 billion at June 30, 2008 from $1.1 billion at December 31, 2007. The asset growth resulted primarily from an increase in loans receivable, net of $79.8 million or 9.1%.

The investments available for sale and investments held to maturity portfolios decreased $22.2 million or 11.1% as a result of the sale of $62.6 million of tax-exempt investments in the first quarter of 2008, principal repayments of $17.3 million and the $623,000 charge taken for the other-than-temporary loss related to the mutual fund investment, as discussed previously.  These decreases were offset by the purchase of approximately $57.9 million of FNMA and FHLMC mortgage-backed securities. Total liabilities increased $50.6 million or 6.1 % to $882.2 million at June 30, 2008 from $831.6 million at December 31, 2007 primarily as a result of increases in deposits of $34.7 million and advances from the Federal Home Loan Bank of Seattle (“FHLB”) of $14.0 million. Stockholders’ equity increased $4.7 million or 1.5%.  This increase was primarily due to $6.7 million in net income, offset by $1.6 million of dividends paid in the second quarter of 2008 coupled with the $1.0 million decline in the value of our available for sale investment portfolio as a result of current market conditions.

Assets.  Total assets increased $55.3 million or 4.9% during the six months ended June 30, 2008. The following table details the changes in the composition of our assets at June 30, 2008 from December 31, 2007.

		Increase/ (Decrease)
	Balance at	from	Percentage
	June 30, 2008	December 31, 2007	Increase/(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$4,000	$325	8.84%
Interest-bearing deposits	526	(261)	(33.16)
Federal Funds sold	4,870	(2,245)	(31.55)
Investments available for sale	177,978	58,141	48.52
Investments held to maturity	-	(80,410)	(100.00)
Loans receivable, net	960,420	79,756	9.06
Premises and equipment, net	13,007	(332)	(2.49)
Federal Home Loan Bank
stock, at cost	4,850	179	3.83
Accrued interest receivable	5,220	26	0.50
Deferred tax assets, net	7,677	584	8.23
Goodwill	14,206	-	-
Prepaid expenses and other assets	3,418	(479)	(12.29)
Total assets	$1,196,172	$55,284	4.85%

Cash and cash equivalents decreased $2.2 million between December 31, 2007 and June 30, 2008 primarily as a result of the funding of our loan growth and investment purchases during the six months ended June 30, 2008.

Net loans receivable increased $79.7 million to $960.4 million at June 30, 2008 from $880.7 million at December 31, 2007. The increase was primarily due to originations of $87.3 million in one-to-four-family mortgage loans, $21.5 million and $9.4 million in commercial real estate and multifamily residential loans, respectively, $22.3 million in construction/land development loans and $6.7 million in consumer loans. The loan growth during the six months ended June 30, 2008 was partially offset by $82.1 million in principal repayments during the period.

The combined portfolios of investments available for sale and investments held to maturity decreased $22.2 million or 11.1% to $178.0 million at June 30, 2008 from $200.2 million at December 31, 2007. In January 2008, the Company elected to transfer its entire investments held to maturity portfolio to its investments available for sale portfolio. Subsequently, a portion of the tax-exempt municipal bond portfolio was sold. Gross proceeds from the sales were $62.6 million with gross gains of $1.4 million and gross losses of $56,000.  During the second quarter of 2008, the Company recorded an other-than-temporary impairment charge reducing the investment portfolio by $623,000.  For the six months ended June 30, 2008, the Company has purchased approximately $57.9 million par value, of FNMA and FHLMC mortgage-backed securities including a $2.6 million par value, Housing and Urban Development (HUD) bond.

Deposits. During the six months ended June 30, 2008, deposits increased $34.7 million to $764.2 million. The increase in deposits was the result of the current interest rate environment with customers preferring fixed term, fixed rate products combined with our practice of competitively pricing our deposit products. Increases in certificate accounts of $70.7 million and noninterest-bearing accounts of $147,000 were partially offset by decreases in NOW accounts of $2.3 million, savings accounts of $65,000 and money market accounts of $33.8 million.  The majority of the decrease in money market accounts was transfers to certificate of deposit accounts within First Savings Bank Northwest.

Advances. Total advances at June 30, 2008 were $110.0 million, an increase of $14.0 million or 14.6% from December 31, 2007. During the first quarter of 2008, we converted our adjustable-rate advances to fixed-rate advances and at the same time extended by two to three years the maturity dates. We took this action to lock-in favorable interest rates to fund future loan production.

Equity. Total equity increased $4.7 million, or 1.5% to $314.0 million at June 30, 2008 from $309.3 million at December 31, 2007. The increase was primarily a result of $6.7 million in net income for the six month period ended June 30, 2008, offset by the payment of $1.6 million of dividends in the second quarter and a decline of $1.0 million, net of tax, in unrealized losses related to our investment securities available for sale due to current market conditions.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2008 and June 30, 2007

General. Our net income for the three months ended June 30, 2008 was $2.2 million, an increase of $260,000 from the comparable quarter in the prior year. The increase in net income was the result of a $3.1 million increase in net interest income, an increase of $70,000 in the provision for loan losses, a decrease in noninterest income of $552,000, an increase in noninterest expense of $1.8 million and an increase of $481,000 in federal income tax expenses.

Net income for the six months ended June 30, 2008 was $6.7 million, an increase of $3.0 million from the comparable period in 2007.  The increase in net income was the result of an increase in net interest income of $6.6 million, a decrease in the provision for loan losses of $530,000, an increase in noninterest income of $781,000, an increase of $2.8 million in noninterest expense and an increase in federal income taxes of $2.1 million.

Net Interest Income.  Our net interest income increased $3.1 million or 63.6% for the three months ended June 30, 2008 to $8.0 million, compared to $4.9 million for the comparable quarter in the prior year. Average total interest-earning assets increased $154.2 million for the three months ended June 30, 2008 from $998.1 million for the same quarter in 2007, while average total interest-bearing liabilities decreased $56.2 million from the three months ended June 30, 2007. During the same period our yield on interest-earning assets decreased 51 basis points while our cost on interest-bearing liabilities decreased 67 basis points increasing our interest rate spread for the quarter ended June 30, 2008 by 16 basis points to 1.79% from 1.63% during the same quarter in 2007.

Net interest income for the six months ended June 30, 2008 was $16.2 million, an increase of $6.6 million or 68.5% from $9.6 million for the same period in 2007.  Average total interest-earning assets increased $153.9 million for the six months ended June 30, 2008 from $986.4 million for the same period in 2007, while average total interest-bearing liabilities decreased $56.9 million from the six months ended June 30, 2007.  During the same period, our yield on interest-earning assets decreased 37 basis points while our cost on interest-bearing liabilities decreased 57 basis points, increasing our interest rate spread for the first half of 2008 by 20 basis points to 1.81% from 1.61% during the same period in 2007.

Interest Income.  Total interest income for the three months ended June 30, 2008 increased $1.0 million to $17.1 million from the quarter ended June 30, 2007. The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$937,878	6.37%	$757,820	7.10%	$1,483
Investments available for sale	168,471	4.55	135,653	4.47	402
Investments held to maturity	-	-	86,715	4.40	(953)
Federal funds sold and interest-bearing
deposits	41,069	2.14	13,250	5.40	41
Federal Home Loan Bank stock	4,850	2.97	4,671	0.60	29
Total interest-earning assets	$1,152,268	5.94%	$998,109	6.45%	$1,002

Interest income from loans increased $1.5 million during the second quarter of 2008 as compared to the same quarter in 2007 principally as a result of the net increase in our loan portfolio. Average net loans receivable at June 30, 2008 totaled $937.9 million as compared to $757.8 million one year earlier.  This increase was partially offset by a decrease in interest income on investments of $551,000.  The decline in interest income was attributable to the sale of a majority of our tax exempt securities in January 2008.  In addition, the yield on interest-earning assets declined 51 basis points to 5.94% for the three months ended June 30, 2008, from 6.45% for the comparable period in 2007. The decrease was due to the general decline in interest rates between the periods.
	Six Months Ended June 30,
	2008		2007		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$919,062	6.53%	$741,196	7.05%	$3,853
Investments available for sale	152,800	4.67	139,828	4.46	451
Investments held to maturity	7,561	-	86,716	4.40	(1,908)
Federal funds sold and interest-bearing
deposits	56,017	2.70	13,959	5.59	366
Federal Home Loan Bank stock	4,842	1.94	4,671	0.51	35
Total interest-earning assets	$1,140,282	6.03%	$986,370	6.40%	$2,797

Interest income from loans increased $3.9 million during the first six months of 2008 as compared to the same period in 2007, principally as a result of a net increase in our loan portfolio.  Average net loans receivable at June 30, 2008 totaled $919.1 million as compared to $741.2 million one year earlier.  In January 2008, we also sold a portion of our tax-exempt investment portfolio, that had been transferred from our held to maturity portfolio, which generated $62.6 million in gross proceeds and contributed to the decline in interest income from investments held to maturity as well as contributed to the increase in interest income from federal funds sold and interest-bearing deposits. We intend to continue to utilize excess liquidity to fund loan growth and purchase investments.  In addition, the yield on interest earning assets declined 37 basis points to 6.03% for the six months ended June 30, 2008 from 6.40% for the comparable period in 2007.  The decrease was due to a general decline in interest rates for the period.

Interest Expense. Total interest expense for the three months ended June 30, 2008 was $9.0 million, a decrease of $2.1 million from the quarter ended June 30, 2007. The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007		Increase /
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$10,245	0.70%	$16,476	0.51%	$(3)
Statement savings accounts	11,339	1.73	14,193	1.75	(13)
Money market accounts	127,586	1.98	200,756	4.34	(1,544)
Certificates of deposit	611,628	4.78	525,966	5.01	730
Advances from the Federal Home Loan Bank	110,000	3.71	169,615	5.48	(1,303)
Total interest-bearing liabilities	$870,798	4.15%	$927,006	4.82%	$(2,133)

The average balance of total interest-bearing liabilities decreased to $870.8 million at June 30, 2008 compared to $927.0 million at June 30, 2007, a decline of $56.2 million.  The average balance of advances from the FHLB decreased $59.6 million at June 30, 2008 compared to June 30, 2007, the average cost of advances decreased 177 basis points and the related interest expense decreased $1.3 million. Our advances from the FHLB decreased because we utilized a portion of the funds received from our stock offering to repay higher rate advances.  Slightly offsetting the decrease in the average balances of advances was an increase of $3.4 million in the average balance of deposits.  The largest fluctuations were in the money market and certificate of deposit categories.  The average balance of money market accounts decreased $73.2 million compared to June 30, 2007.  The average balance of certificates of deposit increased $85.7 million compared to the same period last year.  The average cost of certificates of deposit decreased 23 basis points.  The majority of the decrease in money market accounts was transfers to certificate of deposit accounts within First Savings Bank Northwest because our certificate of deposit products were priced higher than our money market products.  Even though deposits increased slightly for the second quarter as compared to the same quarter in 2007, deposit interest expense declined $830,000.  This decrease was due to the repricing of our deposits in a lower interest rate environment.

	Six Months Ended June 30,
	2008		2007		Increase /
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$10,984	0.69%	$15,399	0.48%	$1
Statement savings accounts	11,294	1.74	14,101	1.74	(25)
Money market accounts	136,603	2.14	201,527	4.37	(2,940)
Certificates of deposit	591,804	4.90	525,096	4.95	1,505
Advances from the Federal Home Loan Bank	109,461	3.75	160,923	5.46	(2,340)
Total interest-bearing liabilities	$860,146	4.22%	$917,046	4.79%	$(3,799)

The average balance of total interest-bearing liabilities decreased to $860.1 million at June 30, 2008 compared to $917.0 million at June 30, 2007, a decrease of $56.9 million.  The average balance of advances from the FHLB decreased $51.5 million at June 30, 2008 compared to June 30, 2007, the average cost of advances decreased 171 basis points and the related interest expense decreased $2.3 million. Our advances from the FHLB decreased because we utilized a portion of the funds received from our stock offering to repay higher rate advances.  Deposit interest expense decreased $1.5 million as compared to the six months ended June 30, 2007. The average balance of money market accounts decreased $64.9 million compared to June 30, 2007. The average balance of certificates of deposit increased $66.7 million compared to the same period last year. The average cost of certificates of deposit decreased five basis points.  The majority of the decrease in money market accounts was transfers to certificate of deposit accounts within First Savings Bank Northwest because our certificate of deposit products were priced higher than our money market products.  The remaining growth in our certificates of deposit was the result of higher interest rates offered relative to other investment products in the current interest rate environment.

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

Our methodology in assessing the allowance for loan losses places greater emphasis on factors such as charge-off history, the economy, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management experience levels, the Company’s loan review system and the value of underlying collateral. The allowance for loan losses was $8.4 million or 0.79% of total loans outstanding at June 30, 2008 as compared to $2.9 million or 0.33% of total loans outstanding at June 30, 2007. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

A provision for loan losses of $445,000 was recorded for the three months ended June 30, 2008. The comparable provision for loan losses for the three months ended June 30, 2007 totaled $375,000.  Year to date for 2008 and 2007, the loan loss provision was $445,000 and $975,000, respectively. As of June 30, 2008 nonperforming loans totaled $31.7 million as compared to $32.3 million at December 31, 2007. Of our nonperforming assets, $29.4 million represent loans to one builder for projects secured by real estate in King, Pierce and Thurston counties. These loans are to a builder of entry level homes, whose sales have been impacted by the current credit tightening as first time home purchasers generally have lower credit scores and a minimal amount of equity to finance the purchase. During the first quarter of 2008 the decision was made to change some of the terms of the impaired loans thus causing them to be classified as restructured.

Although we believe that we used the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.

We believe that the allowance for loan losses as of June 30, 2008 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of First Savings Bank’s allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

	At or For the Six Months
	Ended June 30,
	2008	2007
	(Dollars in thousands)

Provision for loan losses	$445	$975
Net charge-offs	-	-
Allowances for loan losses	$8,416	$2,946
Allowance for losses as a percent of total loans
outstanding at the end of the period	0.79%	0.33%
Allowance for loan losses as a percent of
nonperforming loans at the end of the period	26.52%	4,829.51%
Total nonaccrual and 90 days or more past due loans	$31,740	$61
Nonaccrual and 90 days or more past due loans as a
percent of total loans	2.98%	0.01%
Total loans receivable	$1,065,433	$885,841
Total loans originated	$147,313	$222,830

Noninterest Income (Loss). Noninterest income decreased $552,000 to a loss of $493,000 for the three months ended June 30, 2008 from the comparable quarter in 2007. The following table provides a detailed analysis of the changes in the components of noninterest income (loss):

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2008	June 30, 2007	Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$32	$3	10.34%
Loan service fees	96	(5)	(4.95)
Gain on sale of investments	10	10	100.00
Other-than-temporary impairment
on investments	(623)	(623)	100.00
Mortgage servicing rights, net	(59)	25	29.76
Other	51	38	292.31
Total noninterest income (loss)	$(493)	$(552)	(935.59)%

The decrease in noninterest income was primarily due to the $623,000 non-cash charge for an other-than-temporary impairment on the investment in the AMF Ultra Short Mortgage Fund.

	Six Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2008	June 30, 2007	Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$48	$4	9.09%
Loan service fees	98	(63)	(39.13)
Gain on sale of investments	1,383	1,383	100.00
Other-than-temporary impairment
on investments	(623)	(623)	100.00
Mortgage servicing rights, net	(117)	50	29.94
Other	81	30	58.82
Total noninterest income	$870	$781	877.53%

Noninterest income increased $781,000 for the six months ended June 30, 2008 from the same period in 2007.  This increase was primarily the result of a $1.4 million gain on the sales of our tax-exempt investments during the first quarter of 2008, offset by the $623,000 non-cash charge for an other-than-temporary impairment on our investment in the AMF Ultra Short Mortgage Fund recorded in the second quarter of 2008.

Noninterest Expense.  Noninterest expense increased $1.8 million during the three months ended June 30, 2008 to $3.8 million, compared to $2.0 million for the quarter ended June 30, 2007. The following table provides the detail of the changes in noninterest expense:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2008	June 30, 2007	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$2,192	$919	72.19%
Occupancy and equipment	290	14	5.07
Data processing	113	26	29.89
Professional fees	552	515	1,391.89
Marketing	54	1	1.89
Office supplies and postage	50	10	25.00
Regulatory fees and deposit
insurance premiums	136	113	491.30
Bank and ATM charges	37	(11)	(22.92)
Other	362	185	104.52
Total noninterest expense	$3,786	$1,772	87.98%

Major components of the increase in noninterest expense for the three months ended June 30, 2008 include:

Compensation and benefits increased $919,000 as a result of general salary increases, our staffing levels increasing to 84 employees from the 77 that were employed by us at June 30, 2007 with the related employee benefits, and an additional expense of $429,000 related to the ESOP which was not in existence at June 30, 2007.  The implementation of the First Financial Northwest, Inc. 2008 Equity Incentive Plan, a restricted stock plan and a stock option plan, were approved by the stockholders in the second quarter of 2008, will increase our compensation and benefits expense in future periods. The effect of the restricted stock plan will be equal to the current market price of the shares being awarded to the employees receiving the shares recognized as compensation expense over the vesting period of the shares. We will account for stock option awards issued to employees under Financial Accounting Standards Board Statement No. 123R, which requires recognition of compensation expense based on the fair value of the award at the measurement date, which is generally the date of grant.  In July 2008, stock options to purchase approximately 1.4 million shares of our common stock were issued to directors and employees of the Company at a weighted average price of $9.78 per share.    In addition, under our stock-based incentive plan we will award approximately 915,000 shares of restricted stock to eligible participants, which would be expensed as the awards vest. Assuming that all shares are awarded at a price of $10.00 per share and that the awards vest over a five year period, the corresponding quarterly pre-tax expense would be approximately $450,000.

Professional fees increased $515,000 for the quarter ended June 30, 2008 from the comparable quarter in 2007 primarily as a result of our incurring expenses related to the additional reporting requirements and internal control compliance required by us as a publicly owned company. We anticipate that the costs incurred by us to comply with the requirements of the Sarbanes-Oxley Act of 2002 will increase going forward.

	Six Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2008	June 30, 2007	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$3,953	$1,708	76.08%
Occupancy and equipment	584	59	11.24
Data processing	226	3	1.35
Professional fees	847	680	407.19
Marketing	100	(5)	(4.76)
Office supplies and postage	83	(8)	(8.79)
Regulatory fees and deposit
insurance premiums	175	114	186.89
Bank and ATM charges	82	(8)	(8.89)
Other	622	291	87.92
Total noninterest expense	$6,672	$2,834	73.84%

Major components of the increase in noninterest expense for the six months ended June 30, 2008 include:

Compensation and benefits increased $1.7 million as a result of our general salary increases, staffing level increases and the related employee benefits and an additional expense of $616,000 related to the ESOP, which was not in existence at June 30, 2007.

Professional fees increased $680,000 for the six months ended June 30, 2008 from the comparable period in 2007 primarily as a result of our incurring expenses related to the additional reporting requirements and internal control compliance required by us as a publicly owned company.

Federal Income Tax Expense.  Federal income tax expense increased $481,000 for the three months ended June 30, 2008 to $1.1 million from $638,000 for the three months ended June 30, 2007. The effective federal income tax rate for the three months ended June 30, 2008 was 33.49% as compared to 24.54% for the three months ended June 30, 2007. The increase in the effective tax rate was a result of an increase in taxable earnings combined with a decrease in tax exempt income for the period. There is no State of Washington income tax.

Federal income tax expense increased $2.1 million for the six months ended June 30, 2008 to $3.3 million from $1.2 million for the six months ended June 30, 2007. The effective federal income tax rate for the six months ended June 30, 2008 was 32.92% as compared to 24.17% for the six months ended June 30, 2007. The increase in the effective tax rate was a result of an increase in taxable earnings combined with a decrease in tax exempt income for the period.

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

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At June 30, 2008, certificates of deposit scheduled to mature in one year or less totaled $402.9 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

While our primary source of funds is our deposits, when deposits are not available to provide the funding of our assets, we use alternative funding sources.  These sources include, but are not limited to: cash management from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. At June 30, 2008, First Savings Bank maintained credit facilities with the FHLB totaling $417.9 million with an outstanding balance of $110.0 million. In addition, First Savings Bank has a line of credit of $10.0 million with another financial institution which could be used for liquidity purposes. Alternatively, we could liquidate assets to meet our liquidity needs.

Commitments and Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2008, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary, varies, but may include real estate and income-producing commercial properties. At June 30, 2008, commitments to originate loans, commitments under unused lines of credit, and undisbursed portions of construction loans in process, for which we were obligated, were $19.6 million, $3.5 million and $93.8 million, respectively.

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

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts related to lines of credit and construction loans at June 30, 2008.

		Amount of Commitment Expiration - Per Period
			After	After
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
	(Dollars in thousands)

Commitments to originate loans	$19,583	$19,583	$-	$-	$-
Unused portion of lines of credit	3,454	-	-	-	3,454
Undisbursed portion of construction
loans in process	93,841	64,615	28,497	344	385
Total commitments	$116,878	$84,198	$28,497	$344	$3,839

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of June 30, 2008 First Savings Bank exceeded all regulatory capital requirements.  Regulatory capital ratios for First Savings Bank were as follows as of June 30, 2008:  Tier 1 capital 16.30%; Tier 1 (core) risk-based capital 24.56%; and total risk based capital 25.64%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

At June 30, 2008, shareholders' equity totaled $314.0 million, or 26.3% of total assets. Our book value per share of common stock was $13.74 as of June 30, 2008, as compared to $13.53 as of December 31, 2007.

During July 2008, the Company began its stock repurchase program.  The Board of Directors has authorized the repurchase of up to 914,112 shares of First Financial Northwest Inc. common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the sensitivity of income and capital to changes in interest rates and other relevant market rates or prices.  Our profitability is largely dependent on our net interest income.  Consequently, our primary exposure to market risk arises from the interest rate risk inherent in our lending, deposit, and borrowing activities.  Interest rate risk is the risk to earnings and capital resulting from adverse movements in interest rates.  To that end, we actively monitor and manage our exposure to interest rate risk.

A number of measures are utilized to monitor and manage interest rate risk, including net interest income and economic value of equity simulation models.  We prepare these models on a quarterly basis for review by our Asset Liability Committee (“ALCO”), senior management, and Board of Directors.  The use of these models requires us to formulate and apply assumptions to various balance sheet items.  Assumptions regarding interest rate risk are inherent in all financial institutions, and may include, but are not limited to, prepayment speeds on loans and mortgage-backed securities, cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing, deposit sensitivities, consumer preferences, and management’s capital plans.  We believe that the data and assumptions used for our models are reasonable representations of our portfolio and possible outcomes under the various interest rate scenarios.  Nonetheless, these assumptions are inherently uncertain; therefore, the models cannot precisely estimate net interest income or predict the impact of higher or lower interest rates on net interest income.  Actual results may differ significantly from simulated results due to timing, magnitude, and frequency of interest rate changes, and changes in market conditions and specific strategies, among other factors.

Asset and Liability Management

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring the asset and liability components to maximize net interest margin, utilize capital effectively, and provide adequate liquidity.  We rely primarily on our asset and liability structure to control interest rate risk.

Asset and liability management is the responsibility of the ALCO, which acts within policy directives established by the Board of Directors.  This committee meets monthly to monitor the composition of the balance sheet, to assess projected earnings trends, and to formulate strategies consistent with the objectives for liquidity, interest rate risk, and capital adequacy.  The objective of asset/liability management is to maximize long-term shareholder returns by optimizing net interest income within the constraints of credit quality, interest rate risk policies, levels of capital leverage, and adequate liquidity.  Assets and liabilities are managed by matching maturities and repricing characteristics in a systematic manner.

Net Interest Income

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

Our income simulation model based on information as of June 30, 2008 indicated that our net interest income over the subsequent twelve months was projected to increase from its “base case” level in a scenario in which interest rates were assumed to gradually increase by 300 bps over a twelve-month period, and decline assuming a gradual 200 bps reduction in rates.  The magnitudes of the changes, however, suggest that there is greater sensitivity in net interest income from the “base case” level over a twelve-month horizon in a rising rate environment, observing a net interest change of 8.85% versus a (2.92%) change in net interest income in a falling rate scenario.

June 30, 2008
Net Interest Income Change
Basis Point Change in Rates	% Change
+300	8.85%
+200	7.71%
+100	6.46%
Base	4.45%
(100)	1.06%
(200)	-2.92%

The changes indicated by the simulation model represent variances from a “base case” scenario, which is a projection of net interest income assuming interest rates remain unchanged from their current levels over the life of the forecast, and that the size of the balance sheet remains stable over the forecast timeframe, with no growth or contraction regardless of interest rate movements.  The base model will, however, illustrate the future effects of rate changes that have already occurred but have not yet flowed through to all the assets and liabilities on our balance sheet.  These changes can either increase or decrease net interest income, depending on the timing and magnitudes of those changes.  Additionally, the tendencies for loan and investment prepayments to accelerate in falling interest rate scenarios and slow when interest rates rise have been incorporated into the model assumptions.  Implicit in these assumptions are additional assumptions for increased securities purchases and loan originations at lower interest rate levels to offset accelerated prepayments, and conversely, reduced securities purchases and loan production when rates increase and prepayments slow.

The rising and falling rate ramp scenarios then indicate that if the slope of the yield curve remains the same, and customer loan and deposit preferences do not change in response to further movements of the yield curve, then a parallel 300 basis point increase or a 200 basis point decrease in rates will moderately change net interest income from what is presently expected in the “base case.”  All items discussed fall within established benchmarks and are deemed satisfactory by management.

Economic Value of Equity (EVE) Simulation Model Results

The following table illustrates the change in the net portfolio value at June 30, 2008 that would occur in the event of an immediate change in interest rates equally across all maturities.  This modeling is performed quarterly and is predicated upon a stable balance sheet, with no growth or change in asset or liability mix.  Additionally, no consideration is given to any steps that we might take to counter the effect of that interest movement.  Although the net portfolio value measurement provides an indication of First Savings Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

The EVE analysis goes beyond simulating net interest income for a specified period to estimating the present value of all financial instruments in our portfolio and then analyzing how the economic value of the portfolio would be affected by various alternative interest rate scenarios.  The portfolio’s economic value is calculated by generating principal and interest cash flows for the entire life of all assets and liabilities, then discounting these cash flows back to their present values.  The assumed discount rate used for each projected cash flow is based on a current market rate, such as a FHLB, or Treasury curve, and from alternative instruments of comparable risk and duration.

	June 30, 2008
							Net Portfolio as % of
	Basis Point	Net Portfolio Value (1)					Portfolio Value of Assets		Market Value
	Change in Rates	Amount		$ Change (2)		% Change	NPV Ratio (3)	% C hange (4)	of Assets (5)
	(Dollars in thousands)
	+300		$233,048		$(61,789)	(20.96)%	21.20%	(5.17)%	$1,099,242
	+200		$252,363		$(42,474)	(14.41)	22.35	(3.55)	$1,129,015
	+100		$273,256		$(21,581)	(7.32)	23.54	(1.81)	$1,160,921
	0		$294,837		$-	-	24.67	-	$1,195,137
	(100)		$309,392		$14,555	4.94	25.26	1.22	$1,224,896
	(200)		$317,754		$22,917	7.77	25.45	1.92	$1,248,508
(6)	(300)	$	NA	$	NA	NA	NA	NA	$ NA

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

(6)	The current federal funds rate is 2.0%, making a 300 basis point drop impossible.

In the simulated 300 basis points upward shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments.  Our EVE simulation model results as of June 30, 2008 indicated that our assets would be expected to exhibit a greater level of sensitivity to rising rates than liabilities, with the economic value of liabilities declining by 2.32%, compared to a decline of 8.71% for our assets.  Given the greater sensitivity of assets, the reduction in the economic value of assets exceeded the impact on liabilities.  Consequently, the economic value of our equity was negatively impacted in this scenario, declining 20.96%.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise.  In this case, the economic values of both assets and liabilities were positively impacted when rates were assumed to fall by 200 basis points, assets by 3.69% and liabilities by 4.96%.  As a result, with the cost of liabilities decreasing at a faster rate than the decrease in asset yields the value of equity was positively impacted in this scenario, increasing 7.77%.  All items discussed fall within established benchmarks and are deemed satisfactory by management.

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

At June 30, 2008, First Savings Bank had no derivative financial instruments.  In addition, First Savings Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased off-balance sheet derivative instruments.  Interest rate risk continues to be the primary market risk as other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, and the Chief Financial Officer, and other members of our management team as of the end of the period covered by this quarterly report.

As was noted in the Company’s Annual Report on Form 10-K for December 31, 2007, the Company does not have sufficient accounting staff typical of a publicly held company of its size. This insufficient level of staffing impacts financial reporting by limiting expertise available to adequately review and resolve technical accounting and financial reporting matters. During the first six months of 2008, the Company hired a Chief Financial Officer and a Financial Analyst, as part of the remediation plan to rectify this material weakness.

In designing and evaluating our disclosure controls and procedures management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Company's disclosure controls and procedures, although improved, were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer) timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls.

In addition to hiring the Accounting and Finance staff as discussed above, there have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter and six months ended June 30, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continued to implement suggestions from our internal auditors and independent auditors on ways to strengthen existing controls. We do not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II

Item 1.  Legal Proceedings

From time to time, we are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, except that the following risk factors are added to those previously contained in the Form 10-K:

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

•	Changes in economic conditions, particularly a further economic slowdown in King, Pierce and Snohomish counties, Washington, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions, in particular within our primary market area in King, Pierce and Snohomish counties, Washington real estate markets, could result in the following consequences, among others, any of which could hurt our business materially:

o	loan delinquencies may increase;
o	problem assets and foreclosures may increase;
o	demand for our products and services may decline; and
o	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

•	Downturns in the real estate markets in our primary market area could hurt our business.

Our business activities and credit exposure are primarily concentrated in King, Pierce and Snohomish counties, Washington.  While we do not have any sub-prime loans, our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the estate markets in our primary market area will hurt our business.  As of June 30, 2008, substantially all of our loan portfolio consisted of loans secured by real estate.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

•	We may suffer losses in our loan portfolio despite our underwriting practices.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices.   Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008.  Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land loans, multifamily loans, commercial loans and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

We may be required to make further increases in our provisions for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the quarter ended June 30, 2008 we recorded a provision for loan losses of $445,000 compared to $375,000 for the quarter ended June 30, 2007, which reduced our results of operations for the first quarter of 2008.  We did not have any loan charge-offs for the quarters ended June 30, 2008 and 2007.  We are experiencing increasing loan delinquencies.  Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy.  In addition, slowing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies.  At June 30, 2008 our total nonperforming loans had increased to $31.7 million compared to $61,000 at June 30, 2007.  In that regard, our portfolio is concentrated in construction and land loans and commercial loans, all of which have a higher risk of loss than residential mortgage loans.   While construction and land development loans represented 26.0% of our gross loan portfolio at June 30, 2008 they represented 63.6% of our nonperforming assets at that date.  If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses.  Moreover, if a recession occurs we expect that it would negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations,

Our loan portfolio is concentrated in loans with a higher risk of loss.

We originate construction and land loans, commercial and multifamily mortgage loans, commercial business loans, consumer loans, and one-to-four family residential mortgage loans primarily within our market areas.  Generally, these types of loans, other than the one-to-four family residential mortgage loans, have a higher risk of loss.  We had approximately $586.4 million outstanding in these types of higher risk loans at June 30, 2008.  These loans have greater credit risk than one-to-four family residential real estate loans for a number of reasons, including those described below:

•
Construction and Land Loans. This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest. At June 30, 2008, we had $277.5 million or 26.0% of gross loans in construction and land loans.

•
Commercial and Multifamily Mortgage Loans.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  At June 30, 2008, we had $297.4 million or 27.9% of gross loans in commercial and multifamily mortgage loans.

•
Consumer Loans.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower’s financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.   At June 30, 2008, we had $11.6 million or 1.1% of gross loans in consumer loans.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

If external funds were not available, this could adversely impact our growth and prospects.

We rely on deposits and advances from the FHLB and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change.  Although we consider such sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled or elect to seek additional sources of financing in the future.  Likewise, we may seek additional debt in the future to achieve our long-term business objectives, in connection with future acquisitions or for other reasons.  There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms.  If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could materially adversely affect our business, the trading price of our common stock and our ability to attract additional deposits.

In connection with the enactment of the Sarbanes-Oxley Act of 2002 (“Act”) and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act.  This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management’s assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments.  If we fail to identify and correct any deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could materially adversely affect our business, financial condition and results of operations, the trading price of our common stock and our ability to attract additional deposits.

We rely on dividends from subsidiaries for substantially all of our revenue.

First Financial Northwest, Inc. receives substantially all of its revenue as dividends from First Savings Bank Northwest.  Various federal and/or state laws and regulations limit the amount of dividends that First Savings Bank Northwest may pay to the Company.  In the event First Savings Bank Northwest is unable to pay dividends to the Company, the Company may not be able to service its debt, pay its other obligations or pay dividends on our common stock.  Accordingly, the inability to receive dividends from First Savings Bank Northwest could also have a material adverse effect on our business, financial condition and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 23, 2008 with a motion to adjourn the meeting to June 20, 2008, to tally the votes.  At the reconvened meeting there were a total number of 22,852,800 shares eligible to vote, of which 21,720,074 were received or cast at the meeting.

PROPOSAL #1: ELECTION OF DIRECTORS
The results of the vote on the election of directors were as follows:

	FOR		WITHHELD
	# of votes	Percentage of outstanding shares	# of votes	Percentage of outstanding shares
Victor Karpiak (one year term)	20,802,074	95.8	918,000	4.2
Robert W. McLendon (one year term)	20,659,498	95.1	1,060,576	4.9
Harry A. Blencoe (two year term)	20,694,541	95.3	1,025,533	4.7
Gary F. Faull (two year term)	20,809,609	95.8	910,465	4.2
Joann E. Lee (two year term)	20,853,039	96.0	867,035	4.0
Gary F. Kohlwes (three year term)	20,669,909	95.2	1,050,165	4.8
Robert L. Anderson (three year term)	20,686,399	95.2	1,033,675	4.8
Gerald Edlund (three year term)	20,552,731	94.6	1,167,343	5.4

PROPOSAL #2: FIRST FINANCIAL NORTHWEST, INC. 2008 EQUITY INCENTIVE PLAN
The results of the vote on the First Financial Northwest, Inc. 2008 Equity Incentive Plan were as follows:

FOR		AGAINST		ABSTAIN		BROKER NON-VOTE
# of votes	Percentage of outstanding shares	# of votes	Percentage of outstanding shares	# of votes	Percentage of outstanding shares	# of votes	Percentage of outstanding shares
8,259,204	51.6	7,315,456	45.7	436,748	2.7	5,708,666	-

PROPOSAL #3: RATIFICATION OF AUDITORS
The results of the vote regarding the Ratification of Auditors were as follows:

FOR		AGAINST		ABSTAIN
# of votes	Percentage of outstanding shares	# of votes	Percentage of outstanding shares	# of votes	Percentage of outstanding shares
21,214,585	97.7	314,621	1.4	190,869	0.9

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation of First Financial Northwest, Inc. (1)
3.2	Bylaws of First Financial Northwest, Inc. (1)
4	Form of stock certificate of First Financial Northwest, Inc. (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Northwest Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
14	Code of Business Conduct and Ethics
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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

                                         First Financial Northwest, Inc.

Date: August 11, 2008	/s/Victor Karpiak
Victor Karpiak
President and Chief Executive Officer

Date: August 11, 2008	Kari A. Stenslie
Kari A. Stenslie
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

Date:  August 11, 2008                                                                        /s/Victor Karpiak
                Victor Karpiak
                President and  Chief Executive Officer

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

Date:  August 11, 2008                                                                                /s/Kari A. Stenslie
                        Kari A. Stenslie
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

.

/s/Victor Karpiak
Victor Karpiak
President and Chief Executive Officer

Dated: August 11, 2008

/s/Kari A. Stenslie
Kari A. Stenslie
Chief Financial Officer
Principal Financial and Accounting Officer

Dated: August 11, 2008