Form 10-Q
period 2008-09-30
First Financial Northwest, Inc.
filed 2008-11-13
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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
Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 7, 2008, 22,852,800 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
                                                         Page
Item 1 - Financial Statements                                                                                                                                                                                                               3

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations                                                                                                                                                                                     17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                  29

Item 4 - Controls and Procedures                                                                                                                                                                                                     32

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings                                                                                                                                                                                                           33

 Item 1A - Risk Factors                                                                                                                                                                                                                  33

 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                     38

 Item 3 - Defaults upon Senior Securities                                                                                                                                                                                   38

 Item 4 - Submission of Matters to a Vote of Security Holders                                                                                                                                              38

 Item 5 - Other Information                                                                                                                                                                                                           38

 Item 6 - Exhibits                                                                                                                                                                                                                            38

SIGNATURES                                                                                                                                                                                                                              39

EXHIBIT INDEX                                                                                                                                                                                          40

Item 1.  Financial Statements

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30,	December 31,
Assets	2008	2007

Cash on hand and in banks	$4,045	$3,675
Interest-bearing deposits	2,736	787
Federal funds sold	3,965	7,115
Investments available for sale	162,877	119,837
Investments held to maturity (fair value
of $0 and $81,545)	—	80,410
Loans receivable, net of allowance of $11,837 and $7,971	1,002,562	880,664
Premises and equipment, net	12,992	13,339
Federal Home Loan Bank stock, at cost	6,425	4,671
Accrued interest receivable	5,457	5,194
Deferred tax assets, net	8,627	7,093
Goodwill	14,206	14,206
Prepaid expenses and other assets	3,489	3,897
Total assets	$1,227,381	$1,140,888
Liabilities and Stockholders' Equity

Deposits	$777,569	$729,494
Advances from the Federal Home Loan Bank	135,000	96,000
Advance payments from borrowers for taxes
and insurance	4,161	2,092
Accrued interest payable	117	132
Federal income tax payable	865	726
Other liabilities	3,653	3,158
Total liabilities	921,365	831,602

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 22,852,800
at September 30, 2008 and December 31, 2007	229	229
Additional paid-in capital	215,329	224,181
Retained earnings, substantially restricted	107,133	102,769
Accumulated other comprehensive loss, net	(875)	(1,180)
Unearned Employee Stock Ownership Plan (ESOP) shares	(15,800)	(16,713)
Total stockholders' equity	306,016	309,286
Total liabilities and stockholders' equity	$1,227,381	$1,140,888

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008		2007	2008		2007
Interest income
Loans, including fees	$15,220		$14,728	$45,217		$40,872
Investments available for sale	1,883		1,439	5,006		4,559
Tax-exempt investments available for sale	132		—	580		—
Investments held to maturity	—		74	—		220
Tax-exempt investments held to maturity	—		863	—		2,626
Federal funds sold and interest bearing deposits with banks	43		147	799		536
Dividends on Federal Home Loan Bank stock	17		7	64		19

Total interest income	$17,295		$17,258	$51,666		$48,832

Interest expense
Deposits	7,827		8,865	23,922		26,419
Federal Home Loan Bank advances	1,137		2,462	3,187		6,851

Total interest expense	$8,964		$11,327	$27,109		$33,270

Net interest income	8,331		5,931	24,557		15,562

Provision for loan losses	3,498		225	3,943		1,200

Net interest income after provision for loan losses	$4,833		$5,706	$20,614		$14,362

Noninterest income (loss)
Net gain on sale of investments	274		—	1,657		—
Other-than-temporary impairment loss on investments	—		—	(623)		—
Other	69		48	179		136

Total noninterest income	$343		$48	$1,213		$136

Noninterest expense
Salaries and employee benefits	2,459		1,236	6,412		3,481
Occupancy and equipment	303		236	887		761
Professional fees	264		43	1,111		209
Data processing	125		116	351		339
Other general and administrative	627		396	1,689		1,075

Total noninterest expense	$3,778		$2,027	$10,450		$5,865

Income before provision for federal income taxes	1,398		3,727	11,377		8,633

Provision for federal income taxes	443		1,030	3,728		2,216

Net income	$955		$2,697	$7,649		$6,417

Basic earnings per share (1)	$0.04	$	N/A	$0.36	$	N/A

Diluted earnings per share (1)	$0.04	$	N/A	$0.36	$	N/A

(1) The Company completed its mutual to stock conversion on October 9, 2007.

See accompanying notes to unaudited consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Nine Months Ended September 30, 2008
(Dollars in thousands, except share data)
(Unaudited)
				Accumulated
		Additional		Other	Unearned	Total
	Common	Paid-in	Retained	Comprehensive	ESOP	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Shares	Equity
Balances at December 31, 2007	$229	$224,181	$102,769	$(1,180)	$(16,713)	$309,286
Comprehensive income:
Net income	—	—	7,649	—	—	7,649
Change in fair value of investments
available for sale, net of tax of $157	—	—	—	305	—	305
Total comprehensive income						7,954
Cash dividend declared ($0.155 per share)	—	—	(3,285)	—	—	(3,285)
Repurchase of stock for equity incentive plan	—	(9,071)	—	—	—	(9,071)
Compensation related to stock options
and restricted stock	—	226	—	—	—	226
Allocation of 84,636 ESOP shares	—	(7)	—	—	913	906
Balances at September 30, 2008	$229	$215,329	$107,133	$(875)	$(15,800)	$306,016

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,649	$6,417
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	3,943	1,200
Depreciation and amortization of
premises and equipment	552	544
Net amortization of premiums and
discounts on investments	543	804
ESOP expense	906	—
Stock options and restricted stock expense	226	—
Net realized gain on investments
available for sale	(1,657)	—
Other-than-temporary impairment loss on investments	623	—
Mutual funds dividends	(132)	(225)
Loss from disposal of premises and equipment	36	—
Deferred federal income taxes	(1,692)	(687)
Cash provided by (used in) changes in operating
assets and liabilities:
Other assets	408	(1,362)
Accrued interest receivable	(263)	(1,284)
Accrued interest payable	(15)	(10)
Other liabilities	495	1,404
Federal income taxes	139	1,300
Net cash provided by operating activities	$11,761	$8,101

Cash flows from investing activities:
Proceeds from sale of investments	71,228	—
Proceeds from maturity or call on investments
held to maturity	—	1,530
Principal repayments on investments
available for sale	26,883	23,953
Principal repayments on investments
held to maturity	—	166
Purchases of investments available for sale	(59,655)	—
Purchases of investments held to maturity	—	(509)
Net increase in loans receivable	(125,841)	(153,322)
Purchases of Federal Home Loan Bank stock	(1,754)	—
Purchases of premises and equipment	(241)	(308)
Net cash used in investing activities	$(89,380)	$(128,490)

Balance, carried forward	$(77,619)	$(120,389)

(Continued)

FIRST FINANCIAL NORTHWEST, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Balance, brought forward	$(77,619)	$(120,389)
Cash flows from financing activities:
Net increase in deposits	48,075	200,970
Advances from the Federal Home Loan Bank	137,000	185,000
Repayments of advances from the Federal Home
Loan Bank	(98,000)	(283,000)
Net increase in advance payments from borrowers
for taxes and insurance	2,069	2,396
Repurchase of stock for equity incentive plan	(9,071)	—
Dividends paid	(3,285)	—
Net cash provided by financing activities	$76,788	$105,366

Net decrease in cash	(831)	(15,023)
Cash and cash equivalents:
Beginning of period	11,577	26,663
End of period	$10,746	$11,640

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,124	$33,281
Federal income taxes	$5,281	$1,602
Noncash transactions:
Transfer from investments held to maturity to
investments available for sale	$80,410	$—

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Nature of Business

First Financial Northwest, Inc. (“First Financial Northwest” or the “Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or the “Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure.  The mutual to stock conversion was completed on October 9, 2007 through the sale and issuance of 22,852,800 shares of common stock by First Financial Northwest including 1,692,800 shares contributed to our charitable foundation, the First Financial Northwest Foundation, Inc. that was established in connection with the mutual to stock conversion. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank.  Accordingly, the information set forth in this report on Form 10-Q, including the consolidated unaudited financial statements and related data, relates primarily to First Savings Bank.

First Savings Bank was organized in 1923 as a Washington state chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state chartered mutual savings bank in 1992.  In 2002, First Savings Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank and became the wholly-owned subsidiary of First Financial of Renton, Inc. In connection with the mutual to stock conversion, First Savings Bank changed its name to First Savings Bank Northwest.

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce and Snohomish counties, Washington through our full-service banking office and automated teller machine.  Our business strategy has included an emphasis on construction/land development and commercial real estate lending.  Consistent with this strategy, in December 2005, we completed our acquisition of Executive House, Inc., a mortgage banking company.  During 2006 and 2007, we continued to operate Executive House as a separate subsidiary, primarily originating loans on behalf of First Savings Bank.  Effective January 1, 2008, the lending operations of Executive House were assumed by First Savings Bank, creating a commercial lending division within First Savings Bank while retaining Executive House’s construction/land development and commercial real estate lending emphasis.  First Savings Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family, multifamily, construction/land development, commercial real estate and consumer loans.

Note 2 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.  In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been included.  All significant inter-company balances and transactions among the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 3 – Plan of Reorganization

On November 15, 2006, and as subsequently amended on April 18, 2007, July 18, 2007, and July 31, 2007, the Board of Directors of First Financial Holdings, MHC approved a plan of conversion and reorganization pursuant to which First Financial Holdings, MHC would convert from a mutual holding company to a stock holding company. The conversion to a stock holding company was approved by the depositors and borrowers of First Savings Bank, the Office of Thrift Supervision

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

(“OTS”) and the Washington State Department of Financial Institutions and included the filing of a registration statement with the Securities and Exchange Commission. Upon the completion of the conversion and reorganization on October 9, 2007, First Financial Holdings, MHC and First Financial of Renton, Inc. ceased to exist as separate legal entities and First Financial Northwest, Inc. became the holding company for First Savings Bank. At the time of the conversion, First Savings Bank of Renton changed its name to First Savings Bank Northwest. First Savings Bank along with First Financial Diversified Corporation became wholly owned subsidiaries of First Financial Northwest, Inc. On October 9, 2007, the Company also issued and sold shares of capital stock to eligible depositors and borrowers of First Savings Bank.

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

Additionally, in accordance with OTS regulations, at the time of the conversion from a mutual holding company to a stock holding company, First Savings Bank substantially restricted its retained earnings by establishing a liquidation account. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at First Savings Bank subsequent to the conversion. The liquidation account is reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s or supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of First Savings Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. First Savings Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The Board of Directors also approved the establishment of a charitable foundation which was funded with authorized but unissued shares equal to 8% of the common stock outstanding after the offering and the establishment of the ESOP.

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

On September 15, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. This Statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The adoption of SFAS 157 on January 1, 2008 did not have a significant impact on our consolidated financial statements.  For additional information, see Note 10 – Fair Values of Assets and Liabilities.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in an inactive market.  FSP 157-3 addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

and unobservable data available to measure fair value.  FSP 157-3 was effective upon issuance.  The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements.

Note 5 – Investment Securities Available for Sale

Investment securities available for sale are summarized as follows:

	September 30, 2008
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(Dollars in thousands)
Mortgage-backed and
related investments:
FNMA certificates	$74,630	$86	$317	$74,399
FHLMC certificates	65,363	107	383	65,087
GNMA certificates	8,261	61	42	8,280
Tax-exempt municipal bonds	4,326	10	369	3,967
Taxable municipal bonds	653	4	4	653
U.S. Government agencies	5,340	51	36	5,355
Mutual fund (1)	5,629	—	493	5,136
	$164,202	$319	$1,644	$162,877

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized
	cost	gains	losses	Fair value
	(Dollars in thousands)
Mortgage-backed and
related investments:
FNMA certificates	$66,594	$73	$1,029	$65,638
FHLMC certificates	36,794	34	638	36,190
GNMA certificates	10,116	20	79	10,057
U.S. Government agencies	2,001	3	—	2,004
Mutual fund (1)	6,120	—	172	5,948
	$121,625	$130	$1,918	$119,837

(1) The fund invests primarily in private label securities backed by or representing an interest in mortgages or domestic residential housing or manufactured housing with additional investments in U.S. Government or agency securities.

In May 2008 the Board of Trustees of the AMF Ultra Short Mortgage Fund (“Fund”) (a mutual fund) decided to activate the Fund’s redemption–in-kind provision because of the uncertainty in the mortgage-backed securities market.  The activation of this provision has limited the options available to the shareholders of the Fund with respect to liquidating their investments.  Only the Fund may repurchase the shares as per the terms of the mutual fund.  The Fund is currently closed to any new investors, which means no new investors may buy shares in the Fund.  Existing participants are allowed to redeem and receive up to $250,000 in cash per quarter or may receive 100% of their investment in “like kind” securities equal to their proportional ownership in the Fund (i.e. ownership percentage in the fund times the market value of each of the approximately 120 securities).  Based on the quality of the collateral, its performance and the approximate one-year duration of the underlying assets of the Fund as well as the Fund’s performance for the three months ended September 30, 2008, we have classified the decrease in the value of the Fund as temporary.  This decrease will be included in our other comprehensive income for the third quarter of 2008.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The amortized cost and estimated fair value of investment and mortgage-backed and related securities available for sale at September 30, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2008
	Amortized cost	Fair value
	(Dollars in thousands)
Due within one year	$7,774	$7,312
Due after one year through five years	12,625	12,621
Due after five years through 10 years	52,477	52,308
Due after ten years	91,326	90,636
	$164,202	$162,877

In January 2008, the Company elected to transfer its entire investments held to maturity portfolio to its investments available for sale portfolio. During the nine months ended September 30, 2008, a portion of the tax-exempt municipal bond portfolio was sold. Gross proceeds from these sales were $71.2 million with net gains of $1.7 million.

During the second quarter ended June 30, 2008, the Company determined that there was an other-than-temporary impairment in its mutual fund investment in the AMF Ultra Short Mortgage Fund as a result of the decline in its net asset value, which resulted in a $623,000 non-cash charge to operations.  The Company also sold its investment in FNMA Stock which had a book value of $500, resulting in a gain of $11,000.

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses). Gross unrealized losses at September 30, 2008, are primarily caused by interest rate changes. The Company has reviewed these securities in accordance with its accounting policy for other-than-temporary impairment discussed above and concluded that the $493,000 pre-tax decline in the market value of the AMF Ultra Short Mortgage Fund during the quarter ended September 30, 2008 was considered temporary due to the current uncertainty in the marketplace. The Company does not consider any other securities to be other-than-temporarily impaired. However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit characteristics, additional other-than-temporary impairments may occur in future periods.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 6 - Loans Receivable, Net

Loans receivable consist of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
One-to-four family residential	$499,214	$424,863
Multifamily residential	80,639	76,039
Commercial real estate	238,581	204,798
Construction and land development	268,646	288,378
Home equity	12,366	6,368
Savings account loans	163	127
Other loans	139	177
	$1,099,748	$1,000,750

Less:
Loans in process	82,574	108,939
Deferred loan fees	2,775	3,176
Allowance for loan losses	11,837	7,971
	$1,002,562	$880,664

At September 30, 2008 and December 31, 2007 there were no loans classified as held for sale.

A summary of changes in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 is as follows:

	September 30,	September 30,
	2008	2007
	(Dollars in thousands)
Beginning balance	$7,971	$1,971
Provision for loan losses	3,943	1,200
Charge-offs	(77)	-
	$11,837	$3,171

A portion of the allowance for loan losses has been allocated to impaired loans at September 30, 2008 and December 31, 2007. Restructured and impaired loans were as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Troubled debt restructured and/or impaired loans	$42,142	$30,693
Undisbursed portion	$11,180	$7,212
Amount of the allowance for loan losses allocated	$5,723	$4,500
Interest income recognized during impairment	$-	$-
Cash-basis interest income recognized	$-	$-

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

During the first quarter, the Company restructured the terms of the impaired construction/land development loans to one builder existing at December 31, 2007. At September 30, 2008, the amounts committed to be advanced to that builder in connection with the restructured and impaired loans totaled $5.7 million.

Loans past due over 90 days and still accruing and nonaccrual loans were as follows at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Loans past due over 90 days and still accruing	$3,212	$-
Nonaccrual loans, net of loans in process	$33,933	$25,042

Forgone interest on nonaccrual loans for the three and nine months ended September 30, 2008, was $482,000 and $1,123,000, respectively.  Foregone interest for the same periods in 2007 was $4,000 and $8,000.

Note 7 – Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. ESOP shares not committed to be released are not considered outstanding. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur if securities or other commitments to issue common stock were exercised or converted into common stock.  At September 30, 2008 all outstanding stock equivalents were determind to be antidilutive and accordingly were not included in the EPS calculation.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share. The Company completed its stock conversion on October 9, 2007, therefore, earnings per share for the comparable periods in 2007 is not applicable.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Net income	$955	$7,649
Weighted-average common shares outstanding	$21,254	$21,226
Basic earnings per share	$0.04	$0.36
Diluted earnings per share	$0.04	$0.36

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 8 - Stock-Based Compensation

In June 2008, the Company’s shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”).  The Plan provides for the grant of stock options and awards of restricted stock.

Stock Option Plan

The Plan permits the grant of options for 2,285,280 shares to its directors, advisory directors, officers and employees for shares of common stock.  Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant.  These option awards have a vesting period of five years and a contractual life of ten years.  Any unexercised stock options will expire ten years after the grant date or 90 days after employment or service ends.  The Company has a policy of issuing new shares upon exercise.  At September 30, 2008, options for 861,756 shares of common stock were available for grant under the plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the assumptions noted in the table below.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.  The expected volatility is generally based on the historical volatility of the Company’s stock price over a specified period of time.  Since the Company became a publicly held company in October 2007, the amount of historical stock price information is limited.  As a result, the Company elected to use a weighted-average of its peers’ historical stock prices as well as the Company’s own historical stock prices to estimate volatility.  The Company bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant.  The Company elected to use the safe harbor calculation under the Financial Accounting Standards Board, Staff Accounting Bulletin 107 to calculate the expected term.  This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield			3.27%
Expected volatility	23.74%	-	25.55%
Risk-free interest rate	2.89%	-	3.51%
Expected term			6.5 years

A summary of the Company’s stock option plan awards for the nine months ended September 30, 2008 follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term in Years	Value

Outstanding at the beginning of the year	-	$-
Granted	1,423,524	9.78
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2008	1,423,524	$9.78	9.75	$768,703

Expected to vest	1,380,804	$9.78	9.75	$745,634

Exercisable at September 30, 2008	-	$-	-	$-

As of September 30, 2008, there was $2,524,921 of total unrecognized compensation cost related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted-average period of 4.76 years.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Restricted Stock Awards

Restricted stock may be awarded under the Plan to directors, advisory directors, officers and employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The restricted stock awards’ fair value is equal to the value on the date of grant.  Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date.  The Company is authorized to issue up to 914,112 shares of restricted stock of which 165,878 are still available to be issued.  The 914,112 shares have been repurchased and are held in trust for the employee until they are issued in connection with the agreement.

A summary of changes in the Company’s nonvested restricted stock awards for the period ended September 30, 2008 follows:

Nonvested Shares	Shares (1)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2008	-	$-
Granted	748,234	10.34
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2008	748,234	$10.34

(1) Includes a forfeiture rate assumption of 3%.

As of September 30, 2008 there was $7.4 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 4.92 years.

Note 9 – Segment Information

The Company’s activities are considered to be a single industry segment for financial reporting purposes.  The Company is engaged in the business of attracting deposits from the general public and originating loans for our portfolio in our primary market area.  Substantially all income is derived from a diverse base of commercial and residential real estate loans, consumer lending activities and investments.

Note 10 – Fair Values of Assets and Liabilities

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a consistent framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS No. 157 among other things requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In October 2008, the FASB issued FSP 157-3, which clarifies the application of SFAS No. 157 in an inactive market.  FSP 157-3 addresses application issues such as how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.

Valuation techniques are based upon observable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical isntruments in active markets.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

The table below presents the balances of assets measured at fair value on a recurring basis.

	Fair Value Measurements at September 30, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(Dollars in thousands)
Available for sale investments	$162,877	$5,136	$157,741	$-
Mortgage servicing rights (included in prepaid
expenses and other assets)	872	-	-	872
Total	$163,749	$5,136	$157,741	$872

The table below presents the balances of assets measured at fair value on a nonrecurring basis.

Fair Value Measurements at September 30, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
(Dollars in thousands)
Impaired loans including undisbursed but committed funds
(included in loans receivable, net)	$ 36,220	$ -	$ -	$ 36,220

An additional $12.1 million impaired loan relationship was added to Level 3 during the third quarter of 2008.

Investments available for sale consist primarily of mortgage-backed securities, bank qualified tax-exempt bonds, mutual funds and agency securities. The estimated fair value of Level 1 investments, which consist of mutual funds, is based on quoted market prices. The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

Mortgage servicing rights (“MSRs”) are recorded as separate assets through the purchase of the rights or origination of mortgage loans that are sold with servicing rights retained. Originated MSRs are recorded based on quoted market prices, other observable market data, or on the estimated discounted cash flows if observed market prices are not available. MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected. Key assumptions included in the model are prepayment and discount rates, estimated costs of servicing, other income, and other expenses. On a regular basis MSRs are evaluated for any changes to the assumptions used in the model. There have been no lower of cost or market adjustments of MSRs because of a change in the fair value for the three and nine months ended September 30, 2008.

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

Note 11 – Subsequent Events

On October 29, 2008, the Board of Directors approved a stock repurchase plan for the purchase of up to 10% or 2,285,280 shares of the Company’s outstanding common stock.

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

Overview

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce and Snohomish counties, Washington through our full-service banking office and automated teller machine.  We are in the business of attracting deposits from the public through our office and utilizing those deposits to originate loans. Historically, we have been a traditional fixed-rate portfolio lender originating residential home loans, although we have significantly increased the amount of construction/land development loans over the past several years. Our business strategy centers on the continued transition to commercial banking activities in order to expand our net interest margin.  At September 30, 2008 our construction/land development loans totaled $268.6 million or 24.4% of our gross loan portfolio, substantially all of which are short-term, adjustable-rate loans. In contrast, our residential mortgage loans, commercial real estate and multifamily loans are generally long-term fixed-rate loans.  We have not actively participated in traditional one-to-four family adjustable-rate mortgages, which comprises less than one percent of our total loan portfolio.  Included in this portfolio are construction permanent loans which adjust based on prime during the construction phase but convert to a fixed-rate loan upon completion, along with a limited number of seasoned residential loans.  We consider this an insignificant portion of our loan portfolio and do not promote this type of loan product, nor do we offer teaser rates or subprime lending.  Our loss history for this type of lending has been immaterial.

During the quarter ended September 30, 2008, our total gross loan portfolio increased $34.3 million or 3.2% from June 30, 2008. Our one-to-four family residential loans increased $20.2 million or 4.2%, multifamily residential loans increased $2.2 million or 2.7%, construction/land development loans declined $8.8 million or 3.2% and commercial real estate loans increased $19.6 million or 9.0%. Consumer loans increased $1.1 million or 9.5%.

For the nine months ended September 30, 2008, our total gross loan portfolio increased $99.0 million or 9.9% from December 31, 2007.  Our one-to-four family residential loans increased $74.3 million or 17.5%, multifamily residential increased $4.6 million or 6.0% while construction/land development loans decreased $19.7 million or 6.8%, primarily due to the current economic conditions.  Commercial real estate increased $33.8 million or 16.5% and consumer loans increased $6.0 million or 89.9%.

Our loan policy limits the maximum amount of loans we can make to one borrower to 20% of First Savings Bank’s risk-based capital.  As of September 30, 2008, the maximum amount which we could lend to any one borrower was $40.4 million based on our policy.  Exceptions may be made to this policy with the prior approval of the Board of Directors if the borrower exhibits financial strength or compensating factors to sufficiently offset any weaknesses based on the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment habits.  The five largest borrowing relationships, as of September 30, 2008 and December 31, 2007, in descending order were:

	Aggregate Amount			Aggregate Amount
	of Loans (1)		Number	of Loans (1)		Number
Borrower (4)	September 30, 2008		of Loans	December 31, 2007		of Loans	Collateral

Real estate builder	$44.5	million	119	$40.0	million	96	residential properties
Real estate builder	$38.0	million	125	$40.5	million	138	residential properties
Real estate builder	$28.9	million	104	$27.5	million	97	residential properties
Real estate builder	$27.3	million (2)	88	$28.0	million	89	residential properties
Real estate builder	$19.1	million (3)	105	$19.7	million	128	residential properties
______________
(1) Net of loans in process.
(2) Of this amount, $22.8 million is considered impaired loans.
(3) Of this amount, $7.9 million is considered impaired loans.
(4) While the customers with the largest borrowing relationship didn't change from December 31, 2007, their order within the table has changed.

All of the loans to these five builders have personal guarantees in place as an additional source of repayment including those made to partnerships and corporations and the Bank is in the first lien position.  All of the properties securing these loans were in our geographic market area.  Included in the above loan balances are loans on one-to-four family residential properties which the builder holds as rental property. The total of these loans amounts to $65.7 million and range per builder from $6.2 million to $18.6 million.

The following table includes construction/land development loans, net of loans in process, by the three counties that contain our largest loan concentrations at September 30, 2008.

County	Loan Balance (1)	% of Loan Balance (1)
	(Dollars in thousands)
King	$89,749	45.5%
Pierce	$46,184	23.4%
Kitsap	$19,193	9.8%
All other counties	$42,037	21.3%
Total	$197,163	100.0%

(1) Net of loans in process

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. To offset the impact of the interest rate environment, we continue to seek means of increasing interest income while controlling expenses. Consistent with this strategy, we are continuing to manage the growth in our loan portfolio to achieve our investment and credit quality objectives.  In the third quarter of 2008, after analyzing the portfolio including its growth, the current economic environment and other factors affecting the loan portfolio, we determined that an increase in the allowance for loan losses of $3.5 million was necessary.

Our operating expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, marketing, postage and supplies, professional services and deposit insurance premiums. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement benefits, the equity incentive plan and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of real estate taxes, depreciation charges, maintenance and costs of utilities.

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

 Our Board of Directors reviews the allowance for loan losses on a quarterly basis and approves the provision for loan losses.  The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

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

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

General.  Our total assets increased $86.5 million, or 7.6% to $1.2 billion at September 30, 2008 from $1.1 billion at December 31, 2007. The asset growth resulted primarily from an increase in net loans receivable of $121.9 million or 13.8%.  The investments available for sale and investments held to maturity portfolios decreased $37.4 million or 18.7% as a result of the proceeds from the sale of $62.6 million of tax-exempt investments in the first quarter of 2008 and $8.6 million in the third quarter of 2008, principal repayments of $26.9 million and a $623,000 charge taken for an other-than-temporary loss related to the AMF mutual fund investment.  These decreases were offset by the purchases of approximately $59.7 million of FNMA and FHLMC mortgage-backed securities and a Housing and Urban Development (“HUD”) agency security. Total liabilities increased $89.8 million or 10.8% to $921.4 million at September 30, 2008 from $831.6 million at December 31, 2007 primarily as a result of increases in deposits of $48.1 million and advances from the Federal Home Loan Bank of Seattle (“FHLB”) of $39.0 million. Stockholders’ equity decreased $3.3 million or 1.1%.  This decrease was primarily due to the repurchase of stock related to the restricted stock for the equity incentive plan of $9.1 million and the payment of cash dividends for the nine months ended September 30, 2008 of $3.3 million offset by net income of $7.6 million and the decrease in unearned ESOP shares of $913,000.

Assets.  Total assets increased $86.5 million or 7.6% during the nine months ended September 30, 2008. The following table details the changes in the composition of our assets at September 30, 2008 from December 31, 2007.

		Increase/(Decrease)
	Balance at	from	Percentage
	September 30, 2008	December 31, 2007	Increase/(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$4,045	$370	10.07%
Interest-bearing deposits	2,736	1,949	247.65
Federal Funds sold	3,965	(3,150)	(44.27)
Investments available for sale	162,877	43,040	35.92
Investments held to maturity	-	(80,410)	(100.00)
Loans receivable, net	1,002,562	121,898	13.84
Premises and equipment, net	12,992	(347)	(2.60)
Federal Home Loan Bank
stock, at cost	6,425	1,754	37.55
Accrued interest receivable	5,457	263	5.06
Deferred tax assets, net	8,627	1,534	21.63
Goodwill	14,206	-	-
Prepaid expenses and other assets	3,489	(408)	(10.47)
Total assets	$1,227,381	$86,493	7.58%

Cash and cash equivalents decreased $831,000 between December 31, 2007 and September 30, 2008 primarily as a result of the funding of our loan growth and investment purchases during the nine months ended September 30, 2008.

Net loans receivable increased $121.9 million to $1.0 billion at September 30, 2008 from $880.7 million at December 31, 2007. The increase was primarily due to originations of $120.1 million in one-to-four-family residential mortgage loans, $47.5 million and $12.4 million in commercial real estate and multifamily residential loans, respectively, $28.8 million in construction/land development loans and $9.0 million in consumer loans. The loan growth during the nine months ended September 30, 2008 was partially offset by $118.3 million in principal repayments during the period.

The combined portfolios of investments available for sale and investments held to maturity decreased $37.4 million or 18.7% to $162.8 million at September 30, 2008 from $200.2 million at December 31, 2007. In January 2008, the Company elected to transfer its entire investments held to maturity portfolio to its investments available for sale portfolio. During the nine months ended September 30, 2008, a portion of the tax-exempt municipal bond portfolio was sold. Gross proceeds from the sales were $71.2 million with net gains of $1.7 million.  During the second quarter of 2008, the Company recorded an other-than-temporary impairment charge reducing the investment portfolio by $623,000.  In the third quarter of 2008, the proceeds from the sale of municipal bonds totaled $8.6 million resulting in a gain of $274,000.  For the nine months ended September 30, 2008, the Company has purchased approximately $59.7 million par value, of FNMA and FHLMC mortgage-backed securities including a $2.6 million par value HUD bond.

Our nonperforming assets have increased to $33.9 million at September 30, 2008 from $25.0 million at December 31, 2007.  The increase was primarily the result of cash flow problems experienced by three local residential builders during the second and third quarters of 2008, resulting in their inability to meet the debt service requirements of the loans.  As of September 30, 2008, we classified $32.0 million related to construction/land development loans (representing 11.9% of our total construction/land development portfolio) associated with three builders as nonperforming, which consists of $21.6 million in one-to-four family, residential construction loans with houses in varying stages of completion, and $1.2 million in loans for land development.  We classified most of our loans to these three builders (including pre-sold homes and rental properties amounting to $9.2 million) as nonperforming.  In addition, we also had $1.9 million in commercial real estate loans that were nonperforming.  The cumulative interest not accrued during the third quarter relating to all nonperforming loans totaled $482,000, while the total for the nine months ended September 30, 2008 was $1.1 million.  We intend to work with our builders to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

Management performs an impairment analysis on a loan when it determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled.  The analysis usually occurs when a loan has been negatively classified or placed on nonaccrual status.  If the current value of the impaired loan is less than the recorded investment in the loan, impairment is recognized by establishing a specific allocation of the allowance for loan losses for the loan or by adjusting an existing allocation.  Our analysis of the $32.0 million in nonperforming construction/land development loans revealed a specific allocation of the allowance was appropriate.  Based on our analysis of these loans, which included the review of either existing or updated appraisals as well as adjustments to those appraisals for deteriorating market conditions, we established a $5.7 million specific allowance for these loans.  We did not have any real estate owned at September 30, 2008.

Deposits. During the nine months ended September 30, 2008, deposits increased $48.1 million to $777.6 million. The increase in deposits was the result of the current interest rate environment with customers preferring fixed term, fixed rate products combined with our practice of competitively pricing our deposit products. Increases in certificate accounts of $85.2 million, noninterest-bearing accounts of $565,000 and savings accounts of $581,000 were partially offset by decreases in NOW accounts of $2.5 million, and money market accounts of $35.8 million.  The majority of the decrease in money market accounts was the result of transfers to certificate of deposit accounts within First Savings Bank Northwest.  The Bank does not have any brokered deposits.

Advances. Total advances from the FHLB at September 30, 2008 were $135.0 million, an increase of $39.0 million or 40.6% from December 31, 2007. The increase in advances was used to fund loan production.

Stockholders’ Equity. Total stockholders’ equity decreased $3.3 million, or 1.1% to $306.0 million at September 30, 2008 from $309.3 million at December 31, 2007. The decrease was primarily a result of the repurchase of stock related to the restricted stock portion of the equity incentive plan of $9.1 million and the payment of cash dividends for the nine months ended September 30, 2008 of $3.3 million offset by net income of $7.6 million and the decrease in unearned ESOP shares of $913,000.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2008 and September 30, 2007

General. Our net income for the three months ended September 30, 2008 was $955,000, a decrease of $1.7 million or 64.6% from the comparable quarter in the prior year. The decrease in net income was primarily the result of a $2.4 million increase in net interest income, an increase of $3.3 million in the provision for loan losses and an increase in noninterest expense of $1.8 million.

Net income for the nine months ended September 30, 2008 was $7.6 million, an increase of $1.2 million from the comparable period in 2007.  The increase in net income was primarily the result of an increase in net interest income of $9.0 million, an increase in the provision for loan losses of $2.7 million and an increase of $4.6 million in noninterest expense.

Net Interest Income.  Our net interest income increased $2.4 million or 40.5% for the three months ended September 30, 2008 to $8.3 million, compared to $5.9 million for the comparable quarter in the prior year. Average total interest-earning assets increased $118.5 million for the three months ended September 30, 2008 to $1.2 billion from $1.1 billion for the same quarter in 2007, while average total interest-bearing liabilities decreased $74.9 million from the three months ended September 30, 2007. During the same period our yield on interest-earning assets decreased 65 basis points while our cost on interest-

bearing liabilities decreased 66 basis points increasing our interest rate spread for the quarter ended September 30, 2008 to 1.89% from 1.88% during the same quarter in 2007.

Net interest income for the nine months ended September 30, 2008 was $24.6 million, an increase of $9.0 million or 57.8% from $15.6 million for the same period in 2007.  Average total interest-earning assets increased $142.3 million for the nine months ended September 30, 2008 from $1.0 billion for the same period in 2007, while average total interest-bearing liabilities decreased $62.8 million from the nine months ended September 30, 2007.  During the same period, our yield on interest-earning assets decreased 47 basis points while our cost of interest-bearing liabilities decreased 60 basis points, increasing our interest rate spread for the first nine months of 2008 by 13 basis points to 1.84% from 1.71% during the same period in 2007.

Interest Income.  Total interest income for the three months ended September 30, 2008 increased $37,000 to $17.3 million from the quarter ended September 30, 2007. The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$984,804	6.18%	$821,480	7.17%	$492
Investments available for sale	172,039	4.68	127,499	4.51	576
Investments held to maturity	-	-	85,636	4.38	(937)
Federal funds sold and interest-bearing
deposits	6,204	2.77	10,879	5.40	(104)
Federal Home Loan Bank stock	5,633	1.21	4,671	0.60	10
Total interest-earning assets	$1,168,680	5.92%	$1,050,165	6.57%	$37

Interest income from loans increased $492,000 during the third quarter of 2008 as compared to the same quarter in 2007 principally as a result of the net increase in our loan portfolio. Average net loans receivable at September 30, 2008 totaled $984.8 million as compared to $821.5 million one year earlier.  This increase was partially offset by a decrease in interest income on investments of $455,000.  The decline in interest income was attributable to the sale of a majority of our tax exempt securities during the first nine months of 2008.  In addition, the yield on interest-earning assets declined 65 basis points to 5.92% for the three months ended September 30, 2008, from 6.57% for the comparable period in 2007. The decrease was due to the general decline in interest rates between the periods.

	Nine Months Ended September 30,
	2008		2007		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$941,136	6.41%	$767,957	7.10%	$4,345
Investments available for sale	159,292	4.68	135,718	4.48	1,027
Investments held to maturity	5,022	-	86,356	4.39	(2,846)
Federal funds sold and interest-bearing
deposits	39,359	2.71	12,932	5.54	263
Federal Home Loan Bank stock	5,108	1.67	4,671	0.54	45
Total interest-earning assets	$1,149,917	5.99%	$1,007,634	6.46%	$2,834

Interest income from loans increased $4.3 million during the first nine months of 2008 as compared to the same period in 2007, principally as a result of a net increase in our loan portfolio.  Average net loans receivable at September 30, 2008 totaled $941.1 million as compared to $768.0 million one year earlier.  During the first nine months of 2008, we also sold a portion of our tax-exempt investment portfolio, that had been transferred from our held to maturity portfolio, which generated $71.2 million in gross proceeds and contributed to the decline in interest income from investments held to maturity as well as contributed to the increase in interest income from federal funds sold and interest-bearing deposits. We intend to continue to utilize excess liquidity to fund loan growth and purchase investments.  In addition, the yield on interest-earning assets declined 47 basis points to 5.99% for the nine months ended September 30, 2008 from 6.46% for the comparable period in 2007.  The decrease was due to a general decline in interest rates for the period.

Interest Expense. Total interest expense for the three months ended September 30, 2008 was $9.0 million, a decrease of $2.4 million or 20.9% from the quarter ended September 30, 2007. The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007		Increase /
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$9,845	0.73%	$55,082	0.23%	$(13)
Statement savings accounts	11,803	1.76	16,217	1.75	(19)
Money market accounts	124,204	2.03	205,045	4.06	(1,452)
Certificates of deposit	617,880	4.61	510,143	5.24	446
Advances from the Federal Home Loan Bank	126,739	3.59	178,923	5.50	(1,325)
Total interest-bearing liabilities	$890,471	4.03%	$965,410	4.69%	$(2,363)

The average balance of total interest-bearing liabilities decreased to $890.5 million at September 30, 2008 compared to $965.4 million at September 30, 2007, a decline of $74.9 million.  The average balance of advances from the FHLB decreased $52.2 million at September 30, 2008 compared to September 30, 2007, the average cost of advances decreased 191 basis points and the related interest expense decreased $1.3 million. Our advances from the FHLB decreased because we utilized a portion of the funds received from our stock offering to repay higher rate advances.  The average balance of deposits decreased $22.8 million to $763.7 million for the quarter ended September 30, 2008 from $786.5 million for the same quarter in 2007.  The largest fluctuations were in the money market and certificate of deposit categories.  The average balance of money market accounts decreased $80.8 million compared to September 30, 2007.  The average balance of certificates of deposit increased $107.7 million compared to the same period last year.  The average cost of certificates of deposit decreased 63 basis points.  The majority of the decrease in money market accounts was transfers to certificate of deposit accounts within First Savings Bank Northwest because our certificate of deposit products were priced higher than our money market products.  Even though deposits increased slightly during the third quarter of 2008 as compared to the same quarter in 2007, deposit interest expense declined $1.0 million.  This decrease was due to the repricing of our deposits in a lower interest rate environment.

	Nine Months Ended September 30,
	2008		2007		Increase /
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$10,602	0.70%	$28,627	0.32%	$(12)
Statement savings accounts	11,465	1.74	14,806	1.75	(44)
Money market accounts	132,440	2.11	202,699	4.27	(4,392)
Certificates of deposit	600,559	4.80	520,112	5.04	1,951
Advances from the Federal Home Loan Bank	115,263	3.69	166,923	5.47	(3,664)
Total interest-bearing liabilities	$870,329	4.15%	$933,167	4.75%	$(6,161)

The average balance of total interest-bearing liabilities decreased to $870.3 million at September 30, 2008 compared to $933.2 million at September 30, 2007, a decrease of $62.9 million.  The average balance of advances from the FHLB decreased $51.7 million at September 30, 2008 compared to September 30, 2007, the average cost of advances decreased 178 basis points and the related interest expense decreased $3.7 million. Our advances from the FHLB decreased because we utilized a portion of the funds received from our stock offering to repay higher rate advances.  Deposit interest expense decreased $2.5 million as compared to the nine months ended September 30, 2007. The average balance of money market accounts decreased $70.3 million compared to September 30, 2007. The average balance of certificates of deposit increased $80.4 million compared to the same period last year. The average cost of certificates of deposit decreased 24 basis points.  The majority of the decrease in money market accounts was transfers to certificate of deposit accounts within First Savings Bank Northwest because our certificate of deposit products were priced higher than our money market products.  The remaining growth in our certificates of deposit was the result of higher interest rates offered relative to other investment products in the current interest rate environment.

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

Our methodology in assessing the allowance for loan losses places greater emphasis on factors such as charge-off history, the economy, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management experience levels, the Company’s loan review system and the value of underlying collateral. The allowance for loan losses was $11.8 million or 1.16% of total loans outstanding at September 30, 2008 as compared to $3.2 million or 0.37% of total loans outstanding at September 30, 2007. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

A provision for loan losses of $3.5 million was recorded for the three months ended September 30, 2008. The comparable provision for loan losses for the three months ended September 30, 2007 totaled $225,000.  Year to date for 2008 and 2007, the loan loss provision was $3.9 million and $1.2 million, respectively. As of September 30, 2008 nonperforming loans totaled $33.9 million as compared to $25.0 million at December 31, 2007. Of our nonperforming assets, $32.0 million relate to the construction/land development loan portfolio, primarily located in King County and $1.9 million relate to the commercial real estate loan portfolio.  The construction/land development loans are to home builders whose sales have been affected by the current credit tightening.  The builder that was identified in the fourth quarter of 2007 who was experiencing financial difficulties continues to make progress in advancing on his projects as well as making some housing sales.  The gross outstanding loan balance for this relationship totaled $33.0 million at September 30, 2008.  The Bank believes by working with these builders it can minimize the loss exposure.

Although we believe that we used the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.

We believe that the allowance for loan losses as of September 30, 2008 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of First Savings Bank’s allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their judgment of information available to them at the time of their examination.

	At or For the Nine Months
	Ended September 30,
	2008	2007
	(Dollars in thousands)

Provision for loan losses	$3,943	$1,200
Net charge-offs	77	-
Allowances for loan losses	$11,837	$3,171
Allowance for losses as a percent of total loans outstanding
at the end of the period net of undisbursed funds	1.16%	0.37%
Allowance for loan losses as a percent of nonperforming
loans at the end of the period net of undisbursed funds	34.88%	1,263.35%
Total nonaccrual and 90 days or more past due loans net	$37,145	$251
of undisbursed funds
Nonaccrual and 90 days or more past due loans as a percent
of total loans net of undisbursed funds	3.65%	0.03%
Total loans receivable net of undisbursed funds	$1,017,174	$859,098
Total loans originated	$217,802	$372,612

Noninterest Income. Noninterest income increased $295,000 to $343,000 for the three months ended September 30, 2008 from the comparable quarter in 2007. The following table provides a detailed analysis of the changes in the components of noninterest income (loss):

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2008	September 30, 2007	Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$17	$-	-%
Loan service fees	86	(10)	(10.42)
Gain on sale of investments	274	274	100.00
Mortgage servicing rights, net	(59)	22	27.16
Other	25	9	56.25
Total noninterest income	$343	$295	614.58%

The increase in noninterest income was primarily due to a gain of $274,000 on the sale of $8.4 million (book value) of municipal bonds.

	Nine Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2008	September 30, 2007	Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$65	$5	8.33%
Loan service fees	184	(74)	(28.68)
Gain on sale of investments	1,657	1,657	100.00
Other-than-temporary impairment
on investments	(623)	(623)	100.00
Mortgage servicing rights, net	(176)	73	29.32
Other	106	39	58.21
Total noninterest income	$1,213	$1,077	791.91%

Noninterest income increased $1.1 million for the nine months ended September 30, 2008 from the same period in 2007.  This increase was primarily the result of $1.7 million in gains on the sales of our tax-exempt investments during the nine months ended September 30, 2008, offset by the $623,000 non-cash charge for an other-than-temporary impairment on our investment in the AMF Ultra Short Mortgage Fund recorded in the second quarter of 2008.

Noninterest Expense.  Noninterest expense increased $1.8 million during the three months ended September 30, 2008 to $3.8 million, compared to $2.0 million for the quarter ended September 30, 2007. The following table provides the detail of the changes in noninterest expense:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2008	September 30, 2007	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$2,459	$1,223	98.95%
Occupancy and equipment	303	67	28.39
Data processing	125	9	7.76
Professional fees	264	221	513.95
Marketing	66	(22)	(25.00)
Office supplies and postage	61	2	3.39
Regulatory fees and deposit
insurance premiums	170	139	448.39
Bank and ATM charges	35	(22)	(38.60)
Other	295	134	83.23
Total noninterest expense	$3,778	$1,751	86.38%

Major components of the increase in noninterest expense for the three months ended September 30, 2008 include:

Compensation and benefits expenses increased $1.2 million as a result the addition of 15 employees to our staff since September 30, 2007 as a result of the mutual to stock conversion, a general increase in salaries and additional expense for the equity incentive plans of $516,000, which did not exist in the third quarter of 2007.  In July 2008, stock options to purchase approximately 1.4 million shares of our common stock were issued to directors and employees of the Company at a weighted-average price of $9.78 per share.    In addition, under our stock-based incentive plan we awarded approximately 748,000 shares of restricted stock to eligible participants, which will be expensed as the awards vest over five years.

Professional fees increased $221,000 for the quarter ended September 30, 2008 from the comparable quarter in 2007 primarily as a result of our incurring expenses related to the additional reporting requirements and internal control compliance required by us as a publicly owned company.

	Nine Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2008	September 30, 2007	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$6,412	$2,931	84.20%
Occupancy and equipment	887	126	16.56
Data processing	351	12	3.54
Professional fees	1,111	902	431.58
Marketing	166	(27)	(13.99)
Office supplies and postage	144	(6)	(4.00)
Regulatory fees and deposit
insurance premiums	345	253	275.00
Bank and ATM charges	117	(31)	(20.95)
Other	917	425	86.38
Total noninterest expense	$10,450	$4,585	78.18%

Major components of the increase in noninterest expense for the nine months ended September 30, 2008 include:

Compensation and benefits increased $2.9 million as a result of our general salary increases, staffing level increases and the related employee benefits and an additional expense of $1.1 million related to the equity incentive plans, which did not exist at September 30, 2007.

Professional fees increased $902,000 for the nine months ended September 30, 2008 from the comparable period in 2007 primarily as a result of our incurring expenses related to the additional reporting requirements and internal control compliance required by us as a publicly owned company.

Federal Income Tax Expense.  Federal income tax expense decreased $587,000 for the three months ended September 30, 2008 to $443,000 from $1.0 million for the three months ended September 30, 2007. The effective federal income tax rate for the three months ended September 30, 2008 was 31.7% as compared to 27.6% for the three months ended September 30, 2007. The decrease in Federal income tax expense was a result of the decrease in taxable earnings. There is no State of Washington income tax.

Federal income tax expense increased $1.5 million for the nine months ended September 30, 2008 to $3.7 million from $2.2 million for the nine months ended September 30, 2007. The effective federal income tax rate for the nine months ended September 30, 2008 was 32.8% as compared to 25.7% for the nine months ended September 30, 2007. The increase in the effective tax rate was a result of an increase in taxable earnings combined with a decrease in tax exempt income for the period.

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

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, fund continuing operations, acquire investment securities and other assets. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At September 30, 2008, certificates of deposit scheduled to mature in one year or less totaled $435.2 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

While our primary source of funds is our deposits, when deposits are not available to provide the funding of our assets, we use alternative funding sources.  These sources include, but are not limited to: cash management from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. At September 30, 2008, First Savings Bank maintained credit facilities with the FHLB totaling $414.8 million with an outstanding balance of $135.0 million. In addition, First Savings Bank has lines of credit of $15.0 million with other financial institutions which could be used for liquidity purposes.

Commitments and Off-Balance Sheet Arrangements

We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2008, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary, varies, but may include real estate and income-producing commercial properties. At September 30, 2008, commitments to originate loans, commitments under unused lines of credit, and undisbursed portions of construction loans in process, for which we were obligated, were $48.2 million, $5.2 million and $82.6 million, respectively.

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

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts related to lines of credit and construction loans at September 30, 2008.

		Amount of Commitment Expiration - Per Period
			After	After
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
	(Dollars in thousands)

Commitments to originate loans	$48,194	$48,194	$-	$-	$-
Unused portion of lines of credit	5,180	-	-	-	5,180
Undisbursed portion of construction
loans in process	82,574	60,713	20,595	906	360
Total commitments	$135,948	$108,907	$20,595	$906	$5,540

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of September 30, 2008 First Savings Bank exceeded all regulatory capital requirements.  Regulatory capital ratios for First Savings Bank were as follows as of September 30, 2008:  Tier 1 capital 16.12%; Tier 1 (core) risk-based capital 23.83%; and total risk based capital 25.08%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

At September 30, 2008, shareholders' equity totaled $306.0 million, or 24.9% of total assets. Our book value per share of common stock was $13.39 as of September 30, 2008, as compared to $13.53 as of December 31, 2007.

In June 2008, shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan.  During July 2008, the Company began its stock repurchase program in connection with the Plan.  The Board of Directors authorized the repurchase of up to 914,112 shares of the Company’s common stock.  The repurchase program was completed on October 30, 2008, and the average cost per share was $10.11.  The repurchased shares were allocated to the recipients of the restricted stock awards.

On October 29, 2008, the Board of Directors approved a stock repurchase plan for the purchase of up to 10% or 2,285,280 shares of the Company’s outstanding common stock.

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

A number of measures are utilized to monitor and manage interest rate risk, including net interest income and economic value of equity simulation models.  We prepare these models on a quarterly basis for review by our Asset Liability Committee (ALCO), senior management, and Board of Directors.  The use of these models requires us to formulate and apply assumptions to various balance sheet items.  Assumptions regarding interest rate risk are inherent in all financial institutions, and may include, but are not limited to, prepayment speeds on loans and mortgage-backed securities, cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing, deposit sensitivities, consumer preferences, and management’s capital plans.  We believe that the data and assumptions used for our models are reasonable representations of our portfolio and possible outcomes under the various interest rate scenarios.  Nonetheless, these assumptions are inherently uncertain; therefore, the models cannot precisely estimate net interest income or predict the impact of higher or lower interest rates on net interest income.  Actual results may differ significantly from simulated results due to timing, magnitude, and frequency of interest rate changes, and changes in market conditions and specific strategies, among other factors.

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

Asset and liability management is the responsibility of the Asset Liability Committee, which acts within policy directives established by the Board of Directors.  This committee meets monthly to monitor the composition of the balance sheet, to assess projected earnings trends, and to formulate strategies consistent with the objectives for liquidity, interest rate risk, and capital adequacy.  The objective of asset/liability management is to maximize long-term shareholder returns by optimizing net interest income within the constraints of credit quality, interest rate risk policies, levels of capital leverage, and adequate liquidity.  Assets and liabilities are managed by matching maturities and repricing characteristics in a systematic manner.

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

Our income simulation model based on information as of September 30, 2008 indicated that our net interest income over the subsequent twelve months was projected to increase from its “base case” level in a scenario in which interest rates were assumed to gradually increase by 300 basis points over a twelve-month period, and decline assuming a gradual 200 bps reduction in rates.  The changes suggest that there is greater sensitivity in net interest income from the “base case” level over a twelve-month horizon in a rising rate environment, observing a net interest change of 5.43% versus a (2.01)% change in net interest income in a falling rate scenario when comparing 200 basis points changes.

September 30, 2008
Net Interest Income Change
Basis Point Change in Rates	% Change
+300	6.46%
+200	5.43%
+100	3.76%
Base	2.24%
(100)	0.07%
(200)	-2.01%

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

Economic Value of Equity (EVE) Simulation Model Results

The following table illustrates the change in the net portfolio value at September 30, 2008 that would occur in the event of an immediate change in interest rates equally across all maturities.  This modeling is performed quarterly and is predicated upon a stable balance sheet, with no growth or change in asset or liability mix.  Additionally, no consideration is given to any steps that we might take to counter the effect of that interest movement.  Although the net portfolio value measurement provides an indication of First Savings Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

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

	September 30, 2008
							Net Portfolio as % of
	Basis Point	Net Portfolio Value (1)					Portfolio Value of Assets		Market Value
	Change in Rates	Amount		$ Change (2)		% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
	(Dollars in thousands)
	+300		$206,693		$(86,408)	(29.48)%	18.71%	(7.07)%	$1,104,576
	+200		$234,061		$(59,040)	(20.14)	20.52	(4.83)	$1,140,509
	+100		$263,019		$(30,082)	(10.26)	22.31	(2.46)	$1,179,066
	0		$293,101		$-	-	24.00	-	$1,221,329
	(100)		$316,656		$23,555	8.04	25.18	1.93	$1,257,363
	(200)		$331,607		$38,506	13.14	25.81	3.15	$1,284,654
(6)	(300)	$	N/A	$	N/A	N/A	N/A	N/A	$ N/A
________________________
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

In the simulated upward rate shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments.  Our EVE simulation model results as of September 30, 2008 indicated that when comparing 200 basis point rate shifts our assets would be expected to exhibit a greater level of sensitivity to rising rates than liabilities, with the economic value of liabilities declining by 1.8%, compared to a decline of 7.2% for our assets.  Given the greater sensitivity of assets, the reduction in the economic value of assets exceeded the impact on liabilities.  Consequently, the economic value of our equity was negatively impacted in this scenario, declining 20.1% at a 200 basis point rate increase.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise.  In this case, the economic values of both assets and liabilities were positively impacted when rates were assumed to fall by 200 basis points, assets by 4.5% and liabilities by 3.2%.  As a result, with the value of liabilities rising more than asset values, our economic value of equity was positively impacted in this scenario, increasing 13.1%.

The net interest income and net portfolio value tables presented above are predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net portfolio value is based upon the present value of discounted cash flows using a third party service provider’s market analysis and our estimates of current replacement rates to discount the cash flows. The effects of  changes in interest rates in the net interest income table are based upon a cash flow simulation of our existing assets and liabilities and for purposes of simplifying the analysis, assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurances that this will be the case. Delinquency rates may change when interest rates change; as a result of changes in the loan portfolio mix, underwriting conditions, loan terms, or changes in economic conditions that have a delayed effect on the portfolio. The model we use does not change the delinquency rate for the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth previously. Also, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net portfolio value and net interest income other than those indicated previously.

At September 30, 2008, First Savings Bank had no derivative financial instruments.  In addition, First Savings Bank did not maintain a trading account for any class of financial instruments, nor has it engaged in hedging activities or purchased off-balance sheet derivative instruments.  Interest rate risk continues to be the primary market risk as other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.

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

As was noted in the Company’s Annual Report on Form 10-K for December 31, 2007, the Company does not have sufficient accounting staff typical of a publicly held company of its size. This insufficient level of staffing impacts financial reporting by limiting expertise available to adequately review and resolve technical accounting and financial reporting matters. During the first nine months of 2008, the Company hired a Chief Financial Officer and a Financial Analyst as part of the remediation plan to rectify this material weakness.

In designing and evaluating our disclosure controls and procedures management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company's disclosure controls and procedures, although improved, were not effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company's management in a timely manner.

(b) Changes in Internal Controls.

In addition to hiring the Accounting and Finance staff as previously discussed, there have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter and nine months ended September 30, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continued to implement suggestions from our internal auditors and independent auditors on ways to strengthen existing controls. We do not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well designed and functioning, can provide only reasonable, not absolute, assurance that the objectives of the control procedures are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

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

Difficult market conditions have adversely affected our industry.

We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans.  The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

•
We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	Current levels of market volatility are unprecedented.

•
The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system or improve the housing market.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”).  EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assts that triggered the current economic crisis as well as other “troubled assets.”  EESA includes additional provisions directed at bolstering the economy, including:

•	Authority for the Federal Reserve to pay interest on depository institution balances;

•	Mortgage loss mitigation and homeowner protection;

•	Temporary increase in Federal Deposit Insurance Corporation (“FDIC”) insurance coverage from $100,000 to $250,000 through December 31, 2009; and

•	Authority to the Securities and Exchange Commission (the “SEC”) to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Shortly following the enactment of EESA, the Treasury announced the creation of specific TARP programs to purchase mortgage-backed securities and whole mortgage loans.  In addition, under the TARP, the Treasury has created a capital purchase program, pursuant to which it proposes to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the currently liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including a 50 basis point decrease on October 8, 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an “ownership change” to utilize their pre-change net operating losses and net unrealized built-in losses.  The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt  issued by financial institutions (such as First Savings Bank Northwest), bank holding companies and savings and loan holding companies (such as First Financial).  Financial institutions are automatically covered by this program for the 30-day period commencing October 14, 2008 and will continue to be covered as long as they do not affirmatively opt out of the program.  Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy.  The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009.  The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.  Many details of the program still remain to be worked out.

        There can be no assurance as to the actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced  The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

•	Changes in economic conditions, particularly a further economic slowdown in Washington State, could hurt our business.

        Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions, in particular within our primary market area in King, Pierce and Snohomish counties, Washington real estate markets, could result in the following consequences, among others, any of which could hurt our business materially:

o	loan delinquencies may increase;
o	problem assets and foreclosures may increase;
o	demand for our products and services may decline; and
o	collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

•	Downturns in the real estate markets in our primary market area have hurt our business.

        Our business activities and credit exposure are primarily concentrated in King, Pierce and Snohomish counties, Washington.  While we do not have any sub-prime loans, our construction/land development loan portfolio, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the estate markets in our primary market area will hurt our business.  As of September 30, 2008, substantially all of our loan portfolio consisted of loans secured by real estate.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

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

         Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which has continued in 2008.  Many lending institutions including us have experienced substantial declines in the performance of their loans, including construction and land loans, multifamily loans, commercial loans and consumer loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction/land development, commercial, multifamily, other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders.  Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be reduced.

        We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions.  Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Material additions to our allowance could materially decrease our net income.  Our allowance for loan losses was 1.16% of total loans, and 34.88% of nonperforming loans, less loans in process, at September 30, 2008.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

We may be required to make further increases in our provisions for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

        For the quarter ended September 30, 2008 we recorded a provision for loan losses of $3.5 million compared to $225,000 for the quarter ended September 30, 2007.  Loan charge-offs for the quarters ended September 30, 2008 and 2007 were $77,000 and $0 respectively.  We are experiencing increasing loan delinquencies.  Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy.  In addition, slowing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies.  At September 30, 2008 our total nonperforming loans had increased to $33.9 million compared to $251,000 at September 30, 2007.  In that regard, our portfolio includes construction/land development loans and commercial loans, all of which have a higher risk of loss than residential mortgage loans.   While loans related to the construction/land portfolio represented 24.4% of our gross loan portfolio at September 30, 2008 they represented 94.1% of our nonperforming assets at that date.  If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses.  Moreover, if a recession occurs we expect that it would negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations,

Our loan portfolio is concentrated in loans with a higher risk of loss.

        We originate construction/land development loans, commercial and multifamily mortgage loans, commercial business loans, consumer loans, and one-to-four family residential mortgage loans primarily within our market areas.  Generally, these types of loans, other than the one-to-four family residential mortgage loans, have a higher risk of loss.  We had approximately $600.5 million outstanding in these types of higher risk loans at September 30, 2008.  These loans have greater credit risk than one-to-four family residential real estate loans for a number of reasons, including those described below:

•
Construction /Land Development Loans. This type of lending contains the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.  At September 30, 2008, we had $268.6 million or 24.4% of gross loans in construction/land development loans.

•
Commercial and Multifamily Mortgage Loans.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  At September 30, 2008, we had $319.2 million or 29.0% of gross loans in commercial and multifamily mortgage loans.

•
Consumer Loans.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower’s financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.   At September 30, 2008, we had $12.7 million or 1.2% of gross loans in consumer loans.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation of First Financial Northwest, Inc. (1)
3.2	Bylaws of First Financial Northwest, Inc. (1)
4	Form of stock certificate of First Financial Northwest, Inc. (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Northwest Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
10.7	2008 Equity Incentive Plan (3)
14	Code of Business Conduct and Ethics
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143549).
(2)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(3)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-8 (333-152928).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             First Financial Northwest, Inc.

Date: November 12, 2008	/s/ Victor Karpiak
Victor Karpiak
President and Chief Executive Officer

Date: November 12, 2008	/s/ Kari A. Stenslie
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

Date:  November 12, 2008                                                    /s/ Victor Kariak
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

Date:  November 12, 2008                                                   /s/ Kari A. Stenslie
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

/s/ Victor Karpiak
Victor Karpiak
President and Chief Executive Officer

Dated: November 12, 2008

Kari A. Stenslie
Chief Financial Officer
Principal Financial and Accounting Officer

Dated: November 12, 2008