Form 10-K
period 2008-12-31
First Financial Northwest, Inc.
filed 2009-03-10
CIK 1401564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-33652

FIRST FINANCIAL NORTHWEST, INC.
(Exact name of registrant as specified in its charter)

Washington	26-0610707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Wells Avenue South, Renton, Washington	98057
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(425) 255-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES         NO    X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES         NO    X

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of Alarge accelerated filer,@ Aaccelerated filer@ and smaller reporting company in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller reporting company ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES           NO    X

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant=s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2008 was $223,411,604 (22,498,651) shares at $9.93 per share).  For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.  As of March 3, 2009, the Registrant had outstanding 20,542,520 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of Registrant's Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders  (Part III).

FIRST FINANCIAL NORTHWEST, INC.
2008 ANNUAL REPORT ON FORM 10-K

(i)

(ii)

Forward-Looking Statements

"Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995:  This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential."  These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgements; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

As used throughout this report, the terms "we", "our", or "us" refer to First Financial Northwest, Inc. and our consolidated subsidiaries.

(iii)

Internet Website

We maintain a website with the address www.fsbnw.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own Internet access charges, we make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, on our investor information page.  These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC").  All of our SEC filings are also available free of charge at the SEC's website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.

(iv)

PART I

Item 1.  Business

General

First Financial Northwest, Inc. ("First Financial Northwest"), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest ("First Savings Bank") in connection with the conversion from a mutual holding company structure to a stock holding company structure.  The mutual to stock conversion was completed on October 9, 2007 through the sale and issuance of 22,852,800 shares of common stock by First Financial Northwest including 1,692,800 shares contributed to our charitable foundation the First Financial Northwest Foundation, Inc. that was established in connection with the mutual to stock conversion.  At December 31, 2008, we had total assets of $1.2 billion, total deposits of $791.5 million and total stockholders' equity of $290.1 million.  First Financial Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Savings Bank.

First Savings Bank was organized in 1923 as a Washington state chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state chartered mutual savings bank in 1992.  In 2002, First Savings Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank and became the wholly-owned subsidiary of First Financial of Renton.  In connection with the conversion, First Savings Bank changed its name to "First Savings Bank Northwest."

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

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce,  Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington.  We are in the business of attracting deposits from the public and utilizing those deposits to originate one-to-four family, multifamily, construction/land development, commercial real estate and consumer loans.  Our recent business strategy has included an increased emphasis on the expansion of multifamily and commercial real estate lending as well as lending to businesses. Consistent with the strategy, on December 30, 2005 we completed our acquisition of Executive House, Inc., a mortgage banking company, in a cash acquisition for approximately $15.0 million.  Prior to the acquisition, in the normal course of business, we purchased loans from Executive House for which Executive House maintained the servicing rights.

During 2006 and 2007, we continued to operate Executive House as a separate subsidiary, primarily originating loans on behalf of First Savings Bank. Effective January 1, 2008, the lending operations of Executive House were assumed by First Savings Bank, creating a commercial lending division within First Savings Bank.

At December 31, 2008, $250.5 million or 22.0% of our total loan portfolio consisted of construction/land development loans and $260.7 million or 22.9% of our total loan portfolio consisted of commercial real estate loans, including commercial real estate construction loans of $28.9 million. At that date, $100.9 million or 8.9% of our total loan portfolio consisted of multifamily residential real estate loans.  Included in our construction/land development and one-to-four family residential loan portfolios was $81.9 million and $75.9 million of total loans, respectively to our five largest borrowing relationships.  In addition, $44 million, net of undisbursed funds of the construction/land development portfolio was classified as nonperforming.  See "Item 1A. Risk Factors B Risks Related to our Business B The lack of diversification in our loan portfolio may hurt both our asset quality and profits."

We also originate mortgage loans secured by one-to-four family residential real estate and consumer loans.  At December 31, 2008, $512.4 million or 45.1% of our total loan portfolio was comprised of one-to-four family loans and $12.9 million or 1.1% of our total loan portfolio were consumer loans.

The principal executive offices of First Savings Bank are located at 201 Wells Avenue South, Renton, Washington, 98057 and its telephone number is (425) 255-4400.

Market Area

We consider our primary market area to be the Puget Sound Region, which consists primarily of King, Pierce, Kitsap and Snohomish counties.  The economies of King, Pierce, Kitsap and Snohomish counties performed well until late 2007 when signs of deterioration began to occur.  Factors contributing to the deterioration were the loss of jobs at major employers including: JP Morgan (formerly Washington Mutual Bank), Boeing, Microsoft and Starbucks.  The primary county we serve, King, is still outperforming the nation as a whole with unemployment at 5.7% in December 2008, compared with the national rate of 7.2% and a modest drop in home prices in 2008 with the median home price declining 5.5% compared to 9.3% drop nationally.  The remaining counties served all have been adversely affected with unemployment ranging from 6.1% to 7.4% and a decrease in median home prices ranging from 7.0% to 8.7%.  The reduction in growth in these markets has adversely affected the level of our construction/land development and commercial real estate lending.  Recently, slower adverse housing market conditions and higher unemployment rates have resulted in an increase in delinquencies in our market area.  For more information regarding loan delinquencies and impaired loans see "-Asset Quality."

King County has the largest population of any county in the State of Washington, covering approximately 2,134 square miles.  It has a population of approximately 1.9 million residents according to the U.S. Census Bureau 2007 estimates, and a median household income of approximately $81,000 according to the 2008 U.S. Department of Housing and Urban Development estimates.  King County has a diversified economic base with many industries including shipping and transportation, aerospace (Boeing) and computer technology and bio-tech industries. According to the Washington State Employment Security Department, the unemployment rate for King County increased to 5.7% at December 31, 2008 from 3.6% at December 31, 2007.  Residential housing values depreciated in the King County market by 5.5% during the year ended 2008, with a median home price of $430,000 according to the Northwest Multiple Listing Service.  Residential sales volumes decreased by 43% in 2008 as compared to 2007 as inventory levels are projected to be 10.5 months according to Realestats.

Pierce County has the second largest population of any county in the State of Washington, covering approximately 1,790 square miles.  It has approximately 773,000 residents according to the U.S. Census Bureau 2007 estimates, and a median household income of approximately $66,000 according to the 2008 U.S. Department of Housing and Urban Development estimates.  The Pierce County economy is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  According to the Washington State Employment Security Department the unemployment rate for Pierce County increased to 7.4% at December 2008 from 4.7% December 2007.  Residential housing values depreciated in the Pierce County market by 8.3% during the year ended 2008 with a median home price of $258,000 according to the Northwest Multiple Listing Service.

Snohomish County has the third largest population of any county in the State of Washington, covering approximately 2,090 square miles.  It has approximately 677,000 residents according to the U.S. Census Bureau 2007 estimates, and a median household income of approximately $81,000 according to the 2008 U.S. Department of Housing and Urban Development estimates.  The economy of Snohomish County is diversified with the presence of military related government employment (Everett Homeport Naval Base), aerospace related employment (Boeing) and retail trade. According to the Washington State Employment Security Department the unemployment rate for Snohomish County increased to 7.1% at December 2008 from 4.1% at December 2007. Residential housing values depreciated in the Snohomish County market by 7.0% during the year ended 2008 with a median home price of $345,000 according to the Northwest Multiple Listing Service.  Residential sales volumes decreased by 58% in 2008 as compared to 2007 as inventory levels are projected to be 20.4 months according to Realestas.

Kitsap County has the fifth largest population of any county in the state of Washington, covering approximately 566 square miles.  It has approximately 237,000 residents according to the U.S. Census Bureau 2007 estimates, and a median household income of approximately $70,000 according to the 2008 U.S. Department of Housing and Urban Development estimates.  The Kitsap County economy is diversified with the presence of military related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail and education.  According to the Washington State Employment Security Department, the unemployment rate for Kitsap County increased to 6.1% at December 2008 from 4.2% in December 2007.  Residential housing values depreciated in the Kitsap County housing market by 8.7% in the year ended 2008 with a median home price of $265,000 according to Northwest Multiple Listing Service.

For a discussion regarding the competition in our primary market area, see "B Competition."

Lending Activities

General.  We focus our lending activities primarily on loans secured by first mortgages on one-to-four family residences, commercial real estate, multifamily real estate, and construction/land development loans.  We offer a limited variety of consumer secured loans, including savings account loans and home equity loans, which includes lines of credit and second mortgage loans.   As of December 31, 2008, our net loan portfolio totaled $1.0 billion and represented 83.2% of our total assets.

Our loan policy limits the maximum amount of loans we can make to one borrower to 20% of First Savings Bank=s risk-based capital.  As of December 31, 2008, the maximum amount which we could lend to any one borrower was $40.0 million based on our policy.  Exceptions may be made to this policy with the prior approval of the Board of Directors if the borrower exhibits financial strength or compensating factors to sufficiently offset any weaknesses based on the loan-to-value ratio, borrower=s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment habits.  The five largest borrowing relationships as of December 31, 2008 in descending order are:

	Aggregate Amount of Loans (1)(5)	Number	Aggregate Amount of Loans (1)	Number
Borrower	December 31, 2008	of Loans	December 31, 2007	of Loans

Real estate builder	$ 47.3 million	131	$ 40.0 million	96
Real estate builder	37.2 million	132	40.5 million	138
Real estate builder	29.0 million	103	27.5 million	97
Real estate builder	25.2 million (2)	88	28.0 million (4)	98
Real estate builder	19.1 million (3)	100	19.7 million	128
Total	$157.8 million		$155.7 million
_______
(1)	Net of loans in process.
(2)	Of this amount, $20.8 million consisted of impaired loans.
(3)	Of this amount, $7.7 million consisted of impaired loans.
(4)	Of this amount, $23.5 million consisted of impaired loans.
(5)	The collateral for the above loans consists of residential properties and developed land.

All of the loans to these five builders have personal guarantees in place as an additional source of repayment including those made to partnerships or corporations and First Savings Bank is in the first lien position.  All of the properties securing these loans were in our geographic market area.

The following table details the breakdown of the types of loans to our top five builder relationships.

	Permanent Loans on One-to-Four Family Residential Loans	Construction/Land	Aggregate Amount of Loans
Borrower	(Rental Properties)	Development	December 31, 2008

Real estate builder	$15.9 million	$31.4 million	$ 47.3 million
Real estate builder	21.1 million	16.1 million	37.2 million
Real estate builder	18.6 million	10.4 million	29.0 million
Real estate builder	13.5 million	11.7 million	25.2 million
Real estate builder	6.8 million	12.3 million	19.1 million
Total	$75.9 million	$ 81.9 million	$157.8 million

The builders listed in the above tables, as part of their business strategy, retain a certain percentage of their finished homes in their own inventory of permanent investment properties, (i.e. one-to-four rental properties).  These properties are used to enhance the builders= liquidity through rental income and improve their equity through the appreciation in market value of the property.  As part of our underwriting process we review the borrowers' business strategy to determine the feasibility of the project.  Although this has been included in these builders' business strategy prior to the economic crises that we are facing, these builders have taken more rental properties into their portfolio in 2008 than originally planned as a result of the sluggish housing market.  In total, these five builders added 88 loans totaling $21.7 million to their rental portfolio in 2008 as compared to 82 loans with a dollar amount totaling $17.7 million in 2007.  Included in the 2008 amount were eight loans that were still in the construction phase with undisbursed funds totaling $513,000, which when they were originated, the intent was to turn these into rental properties.  In 2008, we had two builders with smaller borrowings not included in the table above, that we have made permanent fixed-rate one-to-four family loans to and paid-off the construction loans that we held so that the builder could rent out the homes in order to enhance their cash flow.  There were five loans with a total balance of $3.9 million.

The following table includes construction/land development loans, net of loans in process, by the four counties that contain our largest loan concentrations at December 31, 2008:

		Percent of
County	Loan Balance (1)	Loan Balance (1)

King County	$82.9 million	44.4%
Pierce County	42.1 million	22.5
Kitsap County	19.2 million	10.3
Snohomish County	13.6 million	7.3
All other counties	29.0 million	15.5
Total	$186.8 million	100.0%
__________
(1) Net of loans in process.

Loan Portfolio Analysis. The following table sets forth the composition of First Savings Bank's loan portfolio by type of loan at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Real Estate:
One-to-four family residential	$512,446	45.05%	$424,863	42.45%	$373,192	48.86%	$266,081	43.18%	$231,553	56.87%
Multifamily residential	100,940	8.87	76,039	7.60	79,701	10.44	68,267	11.08	61,913	15.20
Commercial	260,727	22.92	204,798	20.46	153,924	20.15	109,300	17.73	86,558	21.26
Construction/land development	250,512	22.02	288,378	28.82	153,401	20.08	171,246	27.79	25,265	6.20
Total real estate	1,124,625	98.86	994,078	99.33	760,218	99.53	614,894	99.78	405,289	99.53

Consumer:
Home equity	12,566	1.11	6,368	0.64	3,038	0.40	915	0.15	932	0.23
Savings account	205	0.02	127	0.01	296	0.04	209	0.03	553	0.14
Other	156	0.01	177	0.02	203	0.03	217	0.04	419	0.10
Total consumer	12,927	1.14	6,672	0.67	3,537	0.47	1,341	0.22	1,904	0.47

Total loans	1,137,552	100.00%	1,000,750	100.00%	763,755	100.00%	616,235	100.00%	407,193	100.00%

Less:
Loans in process	82,541		108,939		58,731		71,532		19,762
Deferred loan fees	2,848		3,176		2,725		2,357		2,308
Allowance for loan losses	16,982		7,971		1,971		1,651		995

Loans receivable, net	$1,035,181		$880,664		$700,328		$540,695		$384,128

The following table shows the composition of First Savings Bank's loan portfolio by fixed and adjustable rate loans at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED RATE LOANS			(Dollars in thousands)
Real estate:
One-to-four family residential	$506,288	44.50	$417,820	41.75%	$365,868	47.90%	$264,790	42.97%	$230,222	56.54%
Multifamily residential	99,510	8.75	75,748	7.57	78,331	10.26	63,093	10.24	61,401	15.08
Commercial	245,447	21.58	183,922	18.38	151,557	19.84	100,730	16.34	83,857	20.59
Construction/ land development	20,689	1.82	3,928	0.39	11,892	1.56	125,287	20.33	15,072	3.70
Total real estate	871,934	76.65	681,418	68.09	607,648	79.56	553,900	89.88	390,552	95.91

Consumer:
Home equity	3,385	0.30	2,217	0.22	2,151	0.28	915	0.15	932	0.23
Savings account	--	--	--	--	--	--	209	0.03	553	0.14
Other	103	0.01	177	0.02	203	0.03	217	0.04	419	0.10
Total consumer	3,488	0.31	2,394	0.24	2,354	0.31	1,341	0.22	1,904	0.47

Total fixed-rate loans	875,422	76.96	683,812	68.33	610,002	79.87	555,241	90.10	392,456	96.38

ADJUSTABLE RATE LOANS
Real estate:
One-to-four family residential	6,158	0.54	7,043	0.70	7,324	0.96	1,291	0.21	1,332	0.33
Multifamily residential	1,430	0.13	291	0.03	1,370	0.18	5,174	0.84	512	0.13
Commercial	15,280	1.34	20,876	2.09	2,367	0.31	8,570	1.39	2,701	0.66
Construction/land development	229,823	20.20	284,450	28.42	141,509	18.53	45,959	7.46	10,192	2.50
Total real estate	252,691	22.21	312,660	31.24	152,570	19.98	60,994	9.90	14,737	3.62

Consumer:
Home equity	9,181	0.81	4,151	0.42	887	0.11	--	--	--	--
Savings Account	205	0.02	127	0.01	296	0.04	--	--	--	--
Other	53	--	--	--	--	--	--	--	--	--
Total consumer	9,439	0.83	4,278	0.43	1,183	0.15	--	--	--	--

Total adjustable rate loans	262,130	23.04	316,938	31.67	153,753	20.13	60,994	9.90	14,737	3.62

Total loans	1,137,552	100.00%	1,000,750	100.00%	763,755	100.00%	616,235	100.00%	407,193	100.00%

Less:
Loans in process	82,541		108,939		58,731		71,532		19,762
Deferred loan fees	2,848		3,176		2,725		2,357		2,308
Allowance for loan losses	16,982		7,971		1,971		1,651		995

Loans receivable, net	$1,035,181		$880,664		$700,328		$540,695		$384,128

One-to-Four Family Residential Real Estate Lending.  As of December 31, 2008, $512.4 million, or 45.1%, of our total loan portfolio consisted of permanent loans secured by one-to-four family residences.

First Savings Bank is a traditional fixed rate portfolio lender when it comes to financing residential home loans.  In 2008, we originated $144.1 million in one-to-four family residential loans, most of which had fixed rates and fixed terms.  Most of our residential loan originations are in connection with either the refinance of an existing loan or the conversion from a construction loan to a one-to-four family residential loan that the builder utilizes for leasing purposes as part of their operating strategy.  At December 31, 2008, $300.4 million or 58.6% of our one-to-four family residential portfolio consisted of owner occupied loans with $212.1 million or 41.4% in non-owner occupied loans.  In addition, at December 31, 2008 $506.3 million, or 98.8%, of our one-to-four family residential mortgage loan portfolio consisted of fixed rate loans.  Substantially all of our one-to-four family residential mortgage loans require both monthly principal and interest payments.

We also originate a limited number of jumbo fixed rate loans that we retain for our portfolio.  Loans originated with balances greater than $417,000 are generally considered jumbo except those originated in King, Pierce and Snohomish Counties where the threshold for purchase by Freddie Mac and Fannie Mae was increased in 2008 to $567,500.  One-to-four family residential loans with outstanding balances in excess of $417,000 totaled $118.6 million which included 174 loans at December 31, 2008.  The loans in this portfolio have been priced at rates of  0.50% to 1.00% higher than the standard rates quoted on conventional loans.  As of December 31, 2008, $3.8 million of our jumbo loan portfolio was over 90 days past due there were no loans past due over 60 days but less then 90 days.  The remaining loans in the jumbo loan portfolio were performing in accordance with their loan repayment terms.

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

Our lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  We usually obtain private mortgage insurance on the portion of the principal amount that exceeds 90% of the appraised value of the secured property.  The maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties is generally 80% on purchases and refinances with exceptions being approved by the loan committee.  Properties securing our one-to-four family loans are appraised by independent fee appraisers approved by us.  We require the borrowers to obtain title, hazard, and, if necessary, flood insurance.  We generally do not require earthquake insurance because of competitive market factors.

Our construction loans to individuals to build their personal residences typically are structured as construction/permanent loans permitting one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post construction value of the project by an independent fee appraiser.  During the construction phase, which typically lasts for eight months, an approved fee inspector or our designated loan officer makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractor or borrower as construction progresses.  Typically, disbursements are made in seven draws during the construction period.  Construction loans require payment of interest only during the construction phase and are structured to be converted to fixed rate permanent loans at the end of the construction phase.  At December 31, 2008, our total owner-occupied construction loans to individuals amounted to $10.2 million or 2.0% of the one-to-four family residential loan balance.

Loans secured by rental properties represent a unique credit risk to us and, as a result, we adhere to prudent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties often depend on the maintenance of the property and the payment of rent by its tenants. Payments on loans secured by rental properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. To monitor cash flows on rental properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements and we consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower=s expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. If the borrower has multiple loans for rental properties with us, the loans are typically not cross-collateralized.

Residential mortgage loans up to $1.5 million are approved by the loan committee which consists of any two of the following individuals: the Chief Executive Officer/President, the Chief Lending Administrative Officer, the Chief Lending Production Officer and a loan officer at an Assistant Vice President level or higher.  Loans in excess of $1.5 million and up to $3.0 million are approved by the Executive Committee which is comprised of the Chief Executive Officer and two outside directors.  Loans in excess of $3.0 million require the approval of the full Board of Directors.  At December 31, 2008, $9.0 million of our one-to-four family residential loans were delinquent in excess of 90 days or in nonaccrual status.  No one-to-four family residential loans were charged-off during the years ended December 31, 2008, 2007 and 2006.

           Multifamily and Commercial Real Estate Lending.  We have originated multifamily and commercial real estate loans for over 35 years and enhanced this lending sector with our acquisition of Executive House.

Multifamily and commercial real estate loans up to $3.0 million are approved by the loan committee which consists of any two of the following individuals:  the Chief Executive Officer/President, the Chief Lending Administrative Officer, the Chief Lending Production Officer and loan officers as appointed by the Board of Directors.  Loans in excess of $3.0 million and up to $5.0 million are approved by the Executive Committee, which consists of the Chief Executive Officer and two outside directors.  Loans in excess of $5.0 million require the approval of the full Board of Directors.  As of December 31, 2008, $100.9 million, or 8.9% of our total loan portfolio was secured by multifamily real estate, and $260.7 million, or 22.9% or our loan portfolio was secured by commercial real estate property.  Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings, and warehouses.  Substantially all of our multifamily and commercial real estate loans are secured by properties  located in our market area.

We actively pursue multifamily and commercial real estate loans.  These loans generally are priced at a higher rate of interest than one-to-four family residential loans.  Typically, these loans have higher loan balances, are more complex to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans.  Often payments on loans secured by multifamily or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements.  If the borrower is a corporation or partnership, we generally require and obtain personal guarantees from the principals based upon a review of their personal financial statements and individual credit reports.

The average loan size in our multifamily and commercial real estate loan portfolios was $827,000 and $988,000, respectively as of December 31, 2008.  We also target individual multifamily and commercial real estate loans between $1.0 million and $5.0 million; however, we can by policy originate loans to one borrower up to 20% of First Savings Bank's risk-based capital.  The largest multifamily loan as of December 31, 2008 was a 72 unit apartment complex with a net outstanding principal balance at December 31, 2008 of $5.2 million located in Pierce County.  As of December 31, 2008, the largest single commercial real estate loan had a net outstanding balance of $2.5 million and was secured by a mini-storage facility located in King County.  These loans were performing according to their respective loan repayment terms.

We also make construction loans to owners for commercial development projects.  The projects include multifamily, apartment, retail, office/warehouse and office buildings.  These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed.  Disbursement of funds is at our sole discretion and is based on the progress of construction.  The maximum loan-to-value limit applicable to these loans is 75% of the appraised post-construction value.  At December 31, 2008, construction loans amounted to $30.0 million or 8.3% of the combined multifamily and commercial real estate loan portfolio.

The credit risk related to multifamily and commercial real estate loans is considered to be greater than the risk related to one-to-four family residential or consumer loans because the repayment of multifamily and commercial real estate loans typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower's business, which can be significantly affected by adverse conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower=s project is reduced due to leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. In addition, many of our multifamily and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, as a result of our increasing emphasis on this type of lending, a large portion of our multifamily and commercial real estate loan portfolio is relatively unseasoned and has not been subjected to unfavorable economic conditions. As a result we may not have enough payment history with which to judge future collectibility or to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance. Further, our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our one-to-four family residential or consumer loan portfolios. At December 31, 2008, no multifamily loans were delinquent in excess of 90 days or in nonaccrual status.  Six commercial real estate loans totaling $3.8 million were 90 days or more delinquent or in nonaccrual status at December 31, 2008.  No multifamily or commercial real estate loans were charged-off during the years ended December 31, 2008, 2007 and 2006.

Construction/Land Development Loans.  Since we initially established a lending relationship in 1977 with Executive House we have been an originator of construction/land development loans to residential builders for the construction of single-family residences, condominiums, townhouses and residential developments located in our market area.  Beginning in 2005 we significantly increased this lending portfolio through loans purchased from Executive House as part of our strategy to diversify our loan portfolio, ultimately leading to our decision to acquire Executive House later that year.  Effective January 1, 2008, Executive House=s lending operations were assumed by First Savings Bank, creating a commercial lending division for First Savings Bank. At December 31, 2008, our one- to-four family total construction/land development loans amounted to $250.5 million, or 22.0%, of our total loan portfolio.  At December 31, 2008, our residential construction lending and land development loans to builders amounted to approximately $145.3 million, and $90.5 million, respectively.  The $37.9 million decrease in this portfolio from December 31, 2007 to December 31, 2008 was the result of First Savings Bank placing less emphasis on this type of lending during 2008 due to the economic environment and the desire to concentrate on existing loan customers.  Our construction/land development loan portfolio has experienced the highest delinquency rate as well as has the largest amount of nonperforming loans as compared to other types of loans within our loan portfolio.  Construction/land development loans over 60 days past due and classified as nonperforming totaled $44.0 million.  Our land development loans are generally made to builders intending to develop lots for their own use at a later date.  The remaining $14.6 million balance of our construction/land development loans consisted of multifamily residential and commercial real estate construction loans.  At December 31, 2008, the unadvanced portion of construction/land development loans in process amounted to $63.7 million.

At the dates indicated, the composition of our total construction/land development loan portfolio was as follows:

	At December 31,
	2008	2007
	(In thousands)
One-to-four family residential:
Construction speculative	$145,329	$179,167

Multifamily residential:
Construction speculative	13,322	13,322
Commercial:
Construction speculative	1,324	1,324

Land development loans	90,537	94,565

Total construction/land development (1)(2)	$250,512	$288,378

___________
(1)	Loans in process for construction/land development at December 31, 2008 and 2007 were $63.7 million and $92.0 million, respectively.
(2)
At December 31, 2008, we had an additional $12.9 million, or 2.5% of our total one-to-four family loan portfolio in construction loans on one-to-four family properties that we anticipate will convert to permanent loans when they are finished, which are classified in the one-to-four family category.  Also at that date, we had an additional $28.9 million, or 11.1% of our total commerical real estate loan portfolio in construction loans on commercial real estate that we anticipate will convert to permanent loans, which are classified as commercial real estate loans.  We had one multifamily construction loan totaling $1.1 million that we anticipate will convert to a permanent loan at December 31, 2008.  Loans in process for these loans at December 31, 2008 were $17.5 million.

We originate construction/land development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions, which homes typically have an average price ranging from $300,000 to $550,000.  Loans to finance the construction of single-family homes and subdivisions are generally offered to builders in our primary market areas.  The maximum loan-to-value limit applicable to these loans is generally 75% to 80% of the appraised market value upon completion of the project.  We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral.  Development plans are required from builders prior to making the loan. We require that builders maintain adequate insurance coverage.  While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable rates of interest based on The Wall Street Journal Prime Rate.  As a strategy to manage interest rate risk, during the latter part of 2008 we established interest rate floors on most construction/land development loans that were renewed.  During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve, or billed monthly.  We have interest reserves on $38.4 million of our construction spec loans, with undisbursed funds totaling $15.7 million.  When these loans with reserves exhaust their original reserves set up at origination, no new reserves are created for the loan unless the loan is re-analyzed and it is determined that there are funds available to fund the reserve.  This may include the borrower agreeing to reduce their profit margin.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  Total loan amounts for land development loans generally range from $500,000 to $6.0 million with an average individual loan commitment at December 31, 2008 of $2.4 million.  At December 31, 2008, our largest construction/land development loan had a total principal balance of $13.2 million and was secured by a first mortgage lien.  This loan was performing according to its original terms at December 31, 2008.  At December 31, 2008, our three largest borrowing relationships for construction/land development loans had aggregate net outstanding loan balances of $31.4 million, $16.1 million and $14.8 million. These balances do not include other lending relationships we may have with these borrowers.

Our construction/land development loans are based upon estimates of costs and values associated with the completed project.  Construction/land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.  At December 31, 2008, we had $44.0 million of construction/land development loans that were classified as nonaccrual and $35.7 million of those loans were in excess of 90 days delinquent.  In addition, a total of $43.0 million construction/land development relationships to seven builders were considered impaired as of December 31, 2008.  Construction/land development loans of $432,000 were charged-off during the year ended December 31, 2008, there were no charge-offs for the years ended December 31, 2007 and 2006.  Further, as a result of the slowdown in the housing market during 2008, we have extended some of the construction loans to permit completion of the project or to allow the borrower additional time to market the underlying collateral. Most of these loans mature within 12 months. To the extent these loans are not further extended or the borrower cannot otherwise refinance with a third party lender our nonperforming construction loans may increase. For more information regarding loan delinquencies and impaired loans see AAsset Quality@ under Item 1.

Consumer Lending.  We offer a limited variety of consumer loans to our customers, consisting primarily of home equity and savings account loans.  Generally, consumer loans have shorter terms to maturity and higher interest rates than mortgage loans.  Consumer loans are made with both fixed and variable interest rates and with varying terms.  At December 31, 2008, consumer loans amounted to $12.9 million, or 1.1%, of the total loan portfolio.

At December 31, 2008, the largest component of the consumer loan portfolio consisted of home equity loans, primarily home equity lines of credit, which totaled $12.6 million, or 1.1%, of the total loan portfolio.  Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses.  The majority of these loans are secured by a first or second mortgage on residential property.  The loan-to-value ratio is primarily 95% or less, when taking into account both the balance of the home equity loans and the first mortgage loan.  Home equity lines of credit allow for a ten-year draw period.  As of December 31, 2008 the undisbursed portion of the lines of credit totaled $6.7 million.  The interest rate is tied to the prime rate as published in The Wall Street Journal, and may include a margin.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower=s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold in our portfolio.  We do not have private mortgage insurance coverage on these adjustable rate/loans.  Adjustable rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts caused by the increase in interest rates as loan rates reset. If current economic conditions deteriorate for our borrowers and their home prices continue to fall, we may also experience higher credit losses from this loan portfolio. Since our home equity loans primarily consist of second mortgage loans, it is unlikely that we will be successful in recovering all, if any, portion of our loan principal amount outstanding in the event of a default.  At December 31, 2008, no consumer loans were delinquent in excess of 90 days or in nonaccrual status.  No consumer loans were charged-off during the years ended December 31, 2008, 2007 or 2006.

Loan Maturity and Repricing.  The following table sets forth certain information at December 31, 2008 regarding the dollar amount of loans repricing or maturing in our portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Loan balances do not include undisbursed loan proceeds, deferred loan fees and costs and allowance for loan losses.

			After
		After	Three
		One Year	Years	After
		Through	Through	Five Years
	Within	Three	Five	Through	Beyond
	One Year	Years	Years	Ten Years	Ten Years	Total
	(In thousands)
Real Estate:
One-to-four family residential	$7,950	$35,406	$50,715	$206,671	$211,704	$512,446
Multifamily residential	1,312	7,905	29,357	57,436	4,930	100,940
Commercial	13,632	5,085	59,622	180,071	2,317	260,727
Construction/land development	223,090	27,422	--	--	--	250,512
Total real estate	245,984	75,818	139,694	444,178	218,951	1,124,625

Consumer:
Home equity	9,896	368	35	2,222	45	12,566
Savings account	190	15	--	--	--	205
Other	97	28	31	--	--	156
Total consumer	10,183	411	66	2,222	45	12,927

Total	$256,167	$76,229	$139,760	$446,400	$218,996	$1,137,552

The following table sets forth the dollar amount of all loans due after December 31, 2009, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed	Floating or
	Rates	Adjustable Rates	Total
	(In thousands)
Real Estate:
One-to-four family residential	$502,699	$1,797	$504,496
Multifamily residential	99,347	281	99,628
Commercial	243,589	3,506	247,095
Construction/land development	17,490	9,932	27,422
Total real estate	863,125	15,516	878,641

Consumer:
Home equity	2,325	345	2,670

Savings account	--	15	15
Other	59	--	59
Total consumer	2,384	360	2,744

Total	$865,509	$15,876	$881,385

Loan Solicitation and Processing.  The majority of our consumer and residential mortgage loan originations are generated through First Savings Bank and from time to time through outside brokers.  We originate multifamily, commercial real estate and construction/land development loans primarily using First Savings Bank loan officers, with referrals coming from builders and existing customers.

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

We use a multi-tier lending matrix depending on the type and size of the consumer credit to be approved.  We also allow for individual lending authorities, joint lending authorities, a management loan committee approval, and an executive committee (comprised of directors) approval.

We require title insurance on all real estate loans, and fire and casualty insurance on all secured loans and on home equity loans where the property serves as collateral.

Loan Originations, Servicing, Purchases, Sales and Repayments.  For the years ended December 31, 2008 and 2007, our total loan originations were $296.3 million and $434.4 million, respectively.  Total loan originations declined as a result of the decrease in construction/land development loan originations reflecting the current housing market.

One-to-four family home loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of our special community development loans under the Community Reinvestment Act.  We originate residential first mortgages and service them using an in-house mortgage system.  Our loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our Board-approved loan policy.

We may sell loans from time to time consistent with our asset and liability management objectives.  Fixed rate residential mortgage loans with terms of 30 years or less and adjustable rate mortgage loans are generally held in our portfolio.  There were no loan sales for the year ended December 31, 2008 and $5.8 million in loan sales for the year ended December 31, 2007.  Loans are generally sold on a non-recourse basis.  As of December 31, 2008, our loan servicing portfolio for outside investors was $52.5 million.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Loans Originated:
Real estate:
One-to-four family residential	$144,128	$118,554	$126,179
Multifamily residential	33,183	10,005	12,666
Commercial	74,780	66,313	51,855
Construction/land development	33,331	233,656	118,367
Total real estate	285,422	428,528	309,067

Consumer:
Home equity	10,657	5,874	3,099
Savings account	114	25	721
Other	107	--	35
Total consumer	10,878	5,899	3,855

Total loans originated	296,300	434,427	312,922

Loans purchased	30	25	6,130

Total whole loans sold	--	5,796	4,245

Principal repayments	159,021	191,690	167,287
Change in other items, net	17,208	(56,630)	12,113

Net increase in loans, net	$154,517	$180,336	$159,633

Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower.  The amount of fees charged to the borrower on one-to-four family residential loans and on multifamily and commercial real estate loans can range up to 1.5%.  Generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment.  We had $2.8 million and $3.2 million of net deferred loan fees as of December 31, 2008 and 2007, respectively.

One-to-four family loans are generally originated without a prepayment penalty.  The majority of multifamily and commercial real estate loans, however, have prepayment penalties associated with the loans.  The majority of the recent multifamily and commercial real estate loan originations have a prepayment penalty of 3% in year one, 2% in year two, 1% in year three, and no fees after year three.

Asset Quality

As of December 31, 2008, we had an aggregate of $59.7 million, or 5.3%, of total loans past due over 60 days consisting of 32 one-to-four family residential loans, six commercial real estate loans, 122 construction/land development loans and one consumer loan.  We generally assess late fees or penalty charges on delinquent loans of up to 5.00% of the monthly payment.  The borrower is given up to a 15 day grace period to make the loan payment.

We generally send delinquent borrowers three consecutive written notices when the loan becomes 10, 15  and 45 days past due.  Late charges are incurred when the loan becomes 10 to 15 days past due depending upon the loan product.  We actively attempt to collect on delinquent loans when they are past due in excess of 60 days.  If the loan is not brought current, we continually try to contact the borrower in writing until the account is brought current.  When the loan is 90 days past due, we attempt to interview the borrower to determine the cause of the delinquency, and to obtain a mutually satisfactory arrangement to bring the loan current.

If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to recover the collateral securing the loan according to the terms of the security instrument and applicable law.  The following table shows our delinquent loans by the type of loan, net of undisbursed funds, and number of days delinquent as of December 31, 2008:

	Loans Delinquent For:				Total
	61-90 Days		Over 90 Days		Delinquent Loans

	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)
Real estate:
One-to-four family residential	9	$2,450	23	$9,043	32	$11,493
Multifamily residential	--	--	--	--	--	--
Commercial	--	--	6	3,762	6	3,762
Construction/land development	11	8,674	108	35,739	119	44,413
Total real estate	20	11,124	137	48,544	157	59,668

Consumer:
Home equity	1	50	--	--	1	50
Savings account	--	--	--	--	--	--
Other	--	--	--	--	--	--
Total consumer	1	50	--	--	1	50

Total	21	$11,174	137	$48,544	158	$59,718

Nonperforming Assets.  The following table sets forth information with respect to our nonperforming assets and troubled debt restructured loans for the periods indicated.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$9,630	$526	$154	$300	$265
Commercial	2,865	--	--	--	--
Construction/land development (1)	44,043	24,516	--	--	--

Total loans accounted for on a nonaccrual basis	$56,538	$25,042	$154	$300	$265

Accruing loans which are contractually due
90 days or more:
One-to-four family residential	$1,207	$--	$--	$--	$--
Commercial real estate	897	--	--	--	--

Total accrual loans which are contractually due 90 days or more	$2,104	$--	$--	$--	$--

Repossessed assets	$--	$--	$--	$--	$--
Real estate owned	--	--	--	--	--

Total nonperforming assets	$58,642	$25,042	$154	$300	$265

Troubled debt restructured loans	$23,044	$--	$--	$--	$--

Nonaccrual loans and loans 90 days or more past
due as a percentage of total loans net of
undisbursed funds	5.56%	2.81%	0.02%	0.05%	0.07%

Nonaccrual loans and loans 90 days or more past
due net of undisbursed funds as a percentage
of total assets	4.71%	2.19%	0.02%	0.03%	0.03%

Nonperforming assets net of undisbursed funds as
a percentage of total assets	4.71%	2.19%	0.02%	0.03%	0.03%

Total loans net of undisbursed funds	$1,055,011	$891,811	$705,024	$544,703	$387,431

Nonaccrued interest (2)	$2,090	$391	$4	$4	$11

Total assets	$1,244,440	$1,140,888	$1,004,711	$879,650	$776,363
_______
(1)    Balances represent loans net of undisbursed funds.
(2)    Represents foregone interest on nonaccural loans.

When a loan becomes 90 days delinquent, we generally place the loan on nonaccrual status unless the credit is well secured and is in the process of collection.  Loans may be placed on nonaccrual status prior to being 90 days delinquent if there is an identified problem.  As of December 31, 2008, nonaccrual loans and loans 90 days or more past due were $58.6 million, net of undisbursed funds, which represents 5.6% of total loans, net of undisbursed funds, and 4.7% of total assets.  Of our nonperforming loans $44.0 million are to nine residential builders for projects secured by real estate in Washington. The undisbursed funds related to these loans totaled $14.5 million. Of the $44.0 million in construction/land development nonaccrual loans, $11.7 million is attributable to one builder of entry-level homes.  The remaining $32.3 million of these loans is comprised of eight builders with the next largest nonperforming loan amount totaling $7.7 million.  The real estate securing these loans is predominately located in

King and Pierce counties, Washington.  We intend to work with our builders to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached we may have to acquire these properties through foreclosure or other means and subsequently sell, develop or liquidate these properties.

The following table summarizes First Savings Bank=s total nonperforming assets at December 31, 2008 by county and by type of loan:

							Percent of
					All	Total	Total
Nonperforming Assets By	King	Pierce	Kitsap	Snohomish	Other	Nonperforming	Nonperforming
Type of Loan	County	County	County	County	Counties	Loans	Loans
(Dollars in thousands)

One-to-four family residential	$1,544	$9,293	$--	$--	$--	$10,837	18.48%
Commercial real estate	3,026	736	--	--	--	3,762	6.42

Construction/land development	26,435	5,732	396	6,864	4,616	44,043	75.10

Total nonperforming assets	$31,005	$15,761	$396	$6,864	$4,616	$58,642	100.00%

Construction/land development, commercial real estate and multifamily real estate loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. Further, we are closely watching our construction/land development loan portfolio, and believe there is a potential for significant additions to nonperforming loans, charge-offs, provisions for loan losses, and/or real estate owned in the future if the housing market conditions do not improve.

Real Estate Owned and Other Repossessed Assets.  Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold.  When the property is acquired, it is recorded at the lower of its cost, which is the unpaid principal balance of the related loan plus foreclosure costs, or the fair market value of the property less selling costs.  We had no real estate owned or repossessed assets as of December 31, 2008 and 2007.

Troubled Debt Restructured Loans.  According to generally accepted accounting principles, we are required to account for certain loan modifications or restructuring as a Atroubled debt restructuring.@  In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to the borrower=s financial difficulties, grant a concession to the borrowers that we would not otherwise consider.   At December 31, 2008 we had $23.0 million in troubled debt restructured loans as compared to zero at the end of 2007.  There are three relationships that are included in this classification.  The largest relationship was $20.8 million and included both construction/land development loans as well as one-to-four family residential rental properties located in King and Pierce counties.  At December 31, 2008, the amount of undisbursed funds to that builder in connection with the restructured and impaired loans totaled $5.3 million.  We also had six residential loans that were classified as troubled debt restructured loans at December 31, 2008.

Classified Assets.  Federal regulations provide for the classification of lower quality loans and other assets, as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to charge-off those assets in the period in which they are deemed uncollectible.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the Washington State Department of Financial Institutions, which can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves.  Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated by us as special mention.

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of our review of our loans, as of December 31, 2008, we classified $63.2 million of our loans as substandard of which $44.0 million was construction/land development, $3.8 million were commercial and $15.4 million were one-to-four family.  No loans were classified as loss, or doubtful and $37.2 million were classified as special mention which included $16.1 million of construction/land development, $857,000 of commercial real estate and $20.2 million of one-to-four family loans.   With the exception of these classified loans, management is not aware of any loans as of December 31, 2008, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

The aggregate amounts of our classified assets, net of undisbursed funds, at the dates indicated were as follows:

	At December 31,
	2008	2007	2006
	(In thousands)
Classified Assets:
Loss	$--	$--	$--
Doubtful	--	--	--
Substandard	63,235	28,328	448
Special mention	37,211	--	3,119
Total	$100,446	$28,328	$3,567

Allowance for Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances.  The formula allowance is determined by applying factors to our various groups of loans.  Management considers factors such as charge-off history, the prevailing economy, borrower=s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements= experience level, our loan review system and the value of underlying collateral in assessing the allowance for loan losses.  The specific allowance component is created when management believes that the collectibility of a specific loan, such as a real estate, multifamily or commercial real estate loan, has been impaired and a loss is probable.  The specific reserves are computed using current appraisals (if available), listed sales prices and other available information less costs to complete, if any, and sell the property.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

Our Board of Directors approves the provision for loan losses on a quarterly basis.  The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about probable losses inherent in the loan portfolio.  The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

The provision for loan losses was $9.4 million, $6.0 million and $320,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  The additional increase in the loss provision was primarily the result of our increased nonperforming construction/land development loans. The allowance for loan losses was $17.0 million or 1.6% of total loans at December 31, 2008 as compared to $8.0  million, or 0.9% of total loans outstanding at December 31, 2007. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.  Management will continue to review the adequacy of the allowance for loan losses on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrowers, including length of the delay, the reasons for the delay, the borrower=s prior payment record and the amounts of the shortfall in relation to the principal and interest owed.  Smaller homogeneous loans are collectively evaluated for impairment while impairment is measured on a loan-by-loan basis for commercial and construction/land development loans.

As of December 31, 2008, 2007 and 2006, we had $66.3 million, $30.7 million and $0, respectively, of total loans considered as impaired.  Impaired loans, net of loans in process, were $52.5 million, $23.5 million and $0, respectively, for the same periods.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	At December 31,
	2008			2007			2006			2005			2004
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:				(Dollars in thousands)
One-to-four
family residential	$512,446	$3,924	45.05%	$424,863	$1,508	42.45%	$373,192	$302	48.86%	$266,081	$259	43.18%	$231,553	$325	56.87%
Multifamily
residential	100,940	243	8.87	76,039	151	7.60	79,701	38	10.44	68,267	30	11.08	61,913	131	15.20
Commercial	260,727	2,140	22.92	204,798	1,066	20.46	153,924	515	20.15	109,300	405	17.73	86,558	403	21.26
Construction/land
development	250,512	10,634	22.02	288,378	5,128	28.82	153,401	1,094	20.08	171,246	950	27.79	25,265	134	6.20
Total real estate	1,124,625	16,941	98.86	994,078	7,853	99.33	760,218	1,949	99.53	614,894	1,644	99.78	405,289	993	99.53

Consumer:
Home equity	12,566	41	1.11	6,368	118	0.64	3,038	22	0.40	915	7	0.15	932	2	0.23
Savings account	205	--	0.02	127	--	0.01	296	--	0.04	209	--	0.03	553	--	0.14
Other	156	--	0.01	177	--	0.02	203	--	0.03	217	--	0.04	419	--	0.10
Total consumer	12,927	41	1.14	6,672	118	0.67	3,537	22	0.47	1,341	7	0.22	1,904	2	0.47

Unallocated	--	--	--	--	--	--	--	--	--	--	--	--	--	--	--

Total	$1,137,552	$16,982	100.00%	$1,000,750	$7,971	100.00%	$763,755	$1,971	100.00%	$616,235	$1,651	100.00%	$407,193	$995	100.00%

Management believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Allowance at beginning of period	$7,971	$1,971	$1,651	$995	$995
Provision for loan losses	9,443	6,000	320	137	--

Charge-offs:
One-to-four family	--	--	--	--	--
Construction/land development	432	--	--	--	--
Consumer	--	--	--	27	--

Total charge-offs	432	--	--	27	--

Total recoveries	--	--	--	--	--

Net charge-offs	432	--	--	27	--
Acquisition of Executive House	--	--	--	546	--
Balance at end of period	$16,982	$7,971	$1,971	$1,651	$995

Allowance for loan losses as a percentage
of total loans outstanding at the end of
the period net of undisbursed funds	1.61%	0.89%	0.28%	0.30%	0.26%

Net charge-offs to average loans
receivable, net	0.04%	--	--	0.01%	--

Allowance for loan losses as a percentage
of nonperforming loans at end of period
net of undisbursed funds	28.96%	31.83%	1,279.87%	550.33%	375.47%

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

The investment committee, consisting of the Chief Executive Officer, Chief Financial Officer and Controller of First Savings Bank, has the authority and responsibility to administer our investment policy, monitor portfolio strategies, and recommend appropriate changes to policy and strategies to the Board of Directors.  On a monthly basis, our management reports to the Board a summary of investment holdings with respective market values, and all purchases and sales of investment securities.  The Chief Financial Officer has the primary responsibility for the management of the investment portfolio.  The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of proposed investments.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

At December 31, 2008, our investment portfolio consisted principally of mortgage-backed securities, U.S. Government Agency obligations, municipal bonds and a mutual fund consisting primarily of mortgage-backed securities.  From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management=s projected demand for funds for loan originations, deposits and other activities.

In January 2008, we elected to transfer our entire investments held to maturity portfolio to our investments available for sale portfolio.  At December 31, 2008 there were no investments held to maturity.

Mortgage-Backed Securities.  The mortgage-backed securities in our portfolio were comprised of Freddie Mac, Fannie Mae, and Ginnie Mae mortgage-backed securities.  The principal on these securities is backed by the U.S. agency issuing the security.  The mortgage-backed securities held in the available for sale category had a weighted-average yield of 4.58% at December 31, 2008.

U.S. Government Agency Obligations.  At December 31, 2008, the portfolio had a weighted-average yield of 5.06% in the available for sale category.

Municipal Bonds.  The tax exempt and taxable municipal bond portfolios were comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations.   All bonds are from issuers located within the State of Washington.  The weighted-average yield on the tax exempt bonds (on a tax equivalent basis) was 6.48% at December 31, 2008, while the weighted-average yield on the taxable municipal bonds was 5.62% for the same period.

Federal Home Loan Bank Stock.  As a member of the Federal Home Loan Bank system, we are required to own capital stock in the Federal Home Loan Bank of Seattle.  The amount of stock we hold is based on guidelines specified by the Federal Home Loan Bank of Seattle.  The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of Seattle.  The carrying value of the stock totaled $7.4 million and had a weighted-average yield of 0.85% for the year ended December 31, 2008.  As of December 31, 2008, the FHLB of Seattle was considered to be undercapitalized.  Under Federal Housing Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock.  As such, the Federal Home Loan Bank of Seattle will not be able to redeem, repurchase or declare dividends on stock outstanding while the risk-based capital deficiency exits.  As a consequence, we did not receive a dividend for the fourth quarter of 2008.  The dividend received for the third quarter of 2008 was $17,000.

The following table sets forth the composition of our investment portfolio at the dates indicated.  The amortized cost of the available for sale investments is their net book value before the mark-to-market fair value adjustment.

	At December 31,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$5,344	$5,855	$2,001	$2,004	$2,016	$2,009
Tax exempt municipal bonds	4,206	3,699	--	--	--	--
Taxable municipal bonds	652	611	--	--	--	--
Mortgage-backed securities:
Freddie Mac	59,296	60,112	36,794	36,190	45,815	44,505
Fannie Mae	65,991	66,743	66,594	65,638	85,195	82,775
Ginnie Mae	7,858	7,692	10,116	10,057	14,315	14,091
Mutual fund (1)	4,611	4,611	6,120	5,948	5,819	5,671
Total available for sale	$147,958	$149,323	$121,625	$119,837	$153,160	$149,051

Held to maturity:
U.S. Government agencies	$--	$--	$3,931	$3,976	$3,443	$3,402
Tax exempt municipal bonds	--	--	73,912	75,019	78,598	79,661
Taxable municipal bonds	--	--	1,659	1,656	1,677	1,660
Mortgage-backed securities:
Fannie Mae	--	--	907	893	3,067	3,000
Other securities	--	--	1	1	1	1
Total held to maturity	$--	$--	$80,410	$81,545	$86,786	$87,724
__________
(1) The fund invests primarily in private label securities backed by or representing an interest in mortgages or domestic residential housing or manufactured housing with additional investments in U.S. Government or agency securities.

During the year ended December 31, 2008, gross proceeds from sales of investments were $84.4 million with gross gains of $1.7 million and gross losses of $109,000.

In May 2008 the Board of Trustees of the AMF Ultra Short Mortgage Fund (AFund@) (a mutual fund) decided to activate the Fund=s redemptionBin-kind provision because of the uncertainty in the mortgage-backed securities market.  The activation of this provision has limited the options available to the shareholders of the Fund with respect to liquidating their investments.  Only the Fund may repurchase the shares in accordance with the terms of the mutual fund.  The Fund is currently closed to any new investors, which means no new investors may buy shares in the Fund.  Existing participants are allowed to redeem and receive up to $250,000 in cash per quarter or may receive 100% of their investment in Alike kind@ securities equal to their proportional ownership in the Fund (i.e., ownership percentage in the fund times the market value of each of the approximately 120 securities).  For the year ended December 31, 2008, we recognized a $1.6 million pre-tax charge for the other-than-temporary decline in fair value.   As required by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, when a decline in fair value below cost is deemed to be other-than-temporary the unrealized loss must be recognized as a charge to earnings.

On a quarterly basis, we make an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, our intent and our ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss.  Gross unrealized losses at December 31, 2008, are primarily caused by interest rate changes. We have reviewed our securities in accordance with our accounting policy for other-than-temporary impairment discussed above and concluded that the $1.6 million pre-tax decline in the market value of the AMF Ultra Short Mortgage Fund during the year ended December 31, 2008 was considered an other-than-temporary loss.  We do not consider any other securities to be other-than-temporarily impaired. We may, however, have additional other-than-temporary impairments in the future if market liquidity does not improve and if spreads do not return to levels that reflect underlying credit characteristics.

The table below sets forth information regarding the carrying value, weighted average yields and maturities or call dates of our investment portfolio at December 31, 2008.  The mutual fund and the Federal Home Loan Bank stock have no stated maturity and are included in the total column only.

	At December 31, 2008
	Amount Due or Repricing within:
	Within One Year		After One Year to Five Years		After Five Years to Ten Years		Thereafter		Totals
		Weighted-		Weighted-		Weighted-		Weighted-		Weighted-
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$2,036	4.57%	$--	--%	$786	5.63%	$3,033	5.25%	$5,855	5.06%
Tax exempt municipal bonds (1)	--	--	683	5.81	--	--	3,016	6.63	3,699	6.48
Taxable municipal bonds	--	--	--	--	--	--	611	5.62	611	5.62
Mortgage-backed securities	29	3.16	6,926	4.04	43,507	4.37	84,085	4.73	134,547	4.58
Mutual fund	--	--	--	--	--	--	--	--	4,611	4.78
Total available for sale	$2,065	4.55%	$7,609	4.20%	$44,293	4.39%	$90,745	4.82%	$149,323	4.65%

Federal Home Loan Bank stock	$--	--%	$--	--%	$--	--%	$--	--%	$7,413	0.84%

______________
(1)	Yields on tax exempt obligations are computed on a tax equivalent basis.

In January 2008, we elected to transfer our entire investments held to maturity portfolio to our investments available for sale portfolio.

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

Our deposit composition reflects a mixture of noninterest bearing accounts, NOW accounts, statement savings accounts, money market accounts and certificates of deposit.  We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits.

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

At December 31, 2008, our deposits totaled $791.5 million.  We had $421.2 million of jumbo ($100,000 or more) certificates of deposit of which $81.7 million were public funds, which represent 53.2% and 10.3%, respectively, of total deposits.  There were no brokered deposits at December 31, 2008.

Deposit Activities.  The following table sets forth our total deposit activities for the periods indicated.

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Beginning balance	$729,494	$750,710	$689,502
Net balance before interest credited	32,000	(54,687)	31,789
Interest credited	29,989	33,471	29,419
Net increase (decrease) in deposits	61,989	(21,216)	61,208
Ending balance	$791,483	$729,494	$750,710

The following table sets forth information concerning our certificates of deposit and other deposits at December 31, 2008.

Weighted -
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
			(In thousands)

B%	N/A	Non-interest bearing accounts	$ 2,407	N/A	0.30%
0.68	N/A	NOW accounts	9,859	N/A	1.25
1.75	N/A	Statement savings accounts	12,605	N/A	1.59
1.98	N/A	Money market accounts	121,164	N/A	15.31
		Certificates of deposit
3.03	3 month		4,719	$1,000	0.60
3.28	6 month		23,625	1,000	2.99
3.37	9 month		942	1,000	0.12
3.98	12 month		286,891	1,000	36.25
3.99	18 month		85,704	1,000	10.83
4.39	24 month		25,362	1,000	3.20
4.53	30 month		41,114	1,000	5.19
4.31	36 month		29,033	1,000	3.67
4.93	48 month		142,505	1,000	18.00
4.41	60 month		5,453	1,000	0.69
5.15	72 month		100	1,000	0.01
		Total certificates of deposit	645,448		81.55
		TOTAL	$791,483		100.00%

Certificates of Deposit.  The following table sets forth the amount and maturities of certificates of deposit at December 31, 2008.

	Amount Due
		After One	After Two	After Three
		Year	Years	Years
	Within	Through	Through	Through
	One Year	Two Years	Three Years	Four Years	Thereafter	Total
	(In thousands)

2.01% - 3.00%	$ 6,492	$ 106	$ --	$ --	$ --	$ 6,598
3.01% - 4.00%	246,569	22,261	13,384	9,052	244	291,510
4.01% - 5.00%	136,072	97,213	11,363	10,687	220	255,555
5.01% - 6.00%	21,897	25,162	30,834	13,792	100	91,785
Total	$411,030	$144,742	$55,581	$33,531	$564	$645,448

The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2008.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Certificates
Maturity Period	of Deposit
(In thousands)

Three months or less	$70,045
Over three months through six months	59,595
Over six months through twelve months	131,018
Over twelve months	160,534
Total	$421,192

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts we offered  at the dates indicated.

	At December 31,
	2008		2007		2006
		Percent		Percent		Percent
		of		of		of
	Amount	Total	Amount	Total	Amount	Total
(Dollars in thousands)

Noninterest-bearing accounts	$ 2,407	0.30%	$ 1,652	0.23%	$ 3,737	0.50%
NOW accounts	9,859	1.25	12,428	1.70	10,104	1.34
Statement savings accounts	12,605	1.59	11,591	1.59	14,280	1.90
Money market accounts	121,164	15.31	161,433	22.13	198,178	26.40
Certificates of deposit:
1.01 - 2.00%	--	--	3	--	--	--
2.01 - 3.00%	6,598	0.83	--	--	2,446	0.33
3.01 - 4.00%	291,510	36.83	7,295	1.00	46,760	6.23
4.01 - 5.00%	255,555	32.29	175,920	24.12	219,413	29.23
5.01 - 6.00%	91,785	11.60	359,172	49.23	255,792	34.07
Total certificates
of deposit	645,448	81.55	542,390	74.35	524,411	69.86
Total	$791,483	100.00%	$729,494	100.00%	$750,710	100.00%

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

As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We maintain a committed credit facility with the Federal Home Loan Bank of Seattle that provides for immediately available advances, which at December 31, 2008 was $424.8 million.  At December 31, 2008, outstanding advances to First Savings Bank from the Federal Home Loan Bank of Seattle totaled $156.2 million.

The following table sets forth information regarding Federal Home Loan Bank of Seattle advances by us at the end of and during the periods indicated.  The table includes both long- and short-term borrowings.

	At or for the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Maximum amount of borrowings outstanding
at any month end	$157,500	$224,000	$147,000

Average borrowings outstanding	$123,886	$149,365	$119,966

Weighted-average rate paid	3.51%	5.37%	5.22%

Balance outstanding at end of the year	$156,150	$96,000	$147,000

Weighted-average rate paid at end of the year	3.25%	4.32%	5.52%

Subsidiaries and Other Activities

First Financial Northwest. First Financial Northwest has two wholly-owned subsidiaries, First Savings Bank and First Financial Diversified.  First Financial Diversified primarily provides escrow services to First Savings Bank, other area lenders and some private individuals.  First Financial Diversified also offers limited consumer loans to First Savings Bank=s customers, which consist of short-term unsecured loans, second mortgages and, to a lesser extent, home equity loans.  At December 31, 2008, loans from First Financial Diversified represented less than one percent of our loan portfolio.

First Savings Bank.  First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Kitsap and Snohomish counties, Washington through our full-service banking office.  We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.  Our recent business strategy has included an increased emphasis on the expansion of multifamily and commercial real estate lending and business lending.

Effective January 1, 2008, the lending operations of Executive House were assumed by First Savings Bank, creating a commercial lending division within First Savings Bank.

Competition

We face intense competition in originating loans and in attracting deposits within our targeted geographic market.  We compete by consistently delivering high-quality, personal service to our customers that results in a high level of customer satisfaction.

Based on the most current FDIC Deposit Market Share Report dated June 30, 2008, we rank eighth in terms of deposits with a deposit market share of 1.6%, among the 60 federally insured depository institutions in King County, our primary market area.  Our key competitors are Banner Bank, Columbia State Bank, Frontier Bank, US Bank and Washington Mutual, a subsidiary of JP Morgan Chase.  These competitors control 27.1% of the King County deposit market with deposits of $14.7 billion, of the $54.1 billion total deposits in King County as of June 30, 2008.  Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are an increasingly competing challenge for consumer deposit relationships.

Our competition for loans comes principally from commercial banks, mortgage brokers, thrift institutions, credit unions and finance companies.   Several other financial institutions, including those previously mentioned, have greater resources than we do and compete with us for banking business in our targeted market area.  These  institutions have far more resources than we do and as a result are able to offer a broader range of services such as trust departments, business lending, merchant banking and enhanced retail services.  Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources and allocate their investment assets to regions of highest yield and demand.  The challenges posed by such large competitors may impact our ability to originate loans, secure low cost deposits and establish product pricing levels that support our net interest margin goals, which may limit our future growth and earnings prospects.

Employees

At December 31, 2008, we had 99 full-time employees and two part-time employees.  Our employees are not represented by any collective bargaining group.  We consider our employee relations to be good.

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

As part of the conversion and reorganization, First Savings Bank elected, pursuant to Section 10(l) of the Home Owners= Loan Act, as amended, to be treated as a savings association.  As a result, First Financial Northwest is a registered savings and loan holding company subject to regulation of the Office of Thrift Supervision.  First Savings Bank continues to be regulated by the Washington State Department of Financial Institutions and the Federal Deposit Insurance Corporation.

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

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation.  First Savings Bank is a member of the Federal Deposit Insurance Corporation.  The Federal Deposit Insurance Corporation insures deposits up to the applicable limits and imposes deposit insurance premiums.  The Federal Deposit Insurance Corporation is also First Savings Bank=s principal federal regulator. As such, the Federal Deposit Insurance Corporation is authorized to conduct examinations of and to require reporting by First Savings Bank.  The Federal Deposit Insurance Corporation may prohibit First Savings Bank from engaging in any activity determined by law, regulation or order to pose a serious risk to the institution, and may take a variety of enforcement actions in the event First Savings Bank violates a law, regulation or order, engages in an unsafe or unsound practice, or under certain other circumstances.  The Federal Deposit Insurance Corporation also has the authority to seize First Savings Bank or to terminate First Savings Bank=s deposit insurance if it were to determine that First Savings Bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under regulations effective January 1, 2007, the Federal Deposit Insurance Corporation adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution=s ranking in one of four risk categories based upon supervisory and capital evaluations. Institutions are assessed at annual rates ranging from five to 43 basis points, respectively, depending on each institution=s risk of default as measured by regulatory capital ratios and other supervisory measures. The Federal Deposit Insurance Corporation approved and modified on February 27, 2009, the Deposit Insurance Fund restoration plan first proposed October 16, 2008.  The plan amends the way the Federal Deposit Insurance Corporation differentiates for risk in the risk-based assessment system and revises deposit insurance assessment rates, including increases in base assessment rates. Also on February 27, 2009, the Federal Deposit Insurance Corporation adopted an interim rule, subject to a 30 day comment period, imposing a 20 basis point emergency special assessment on the deposits of Federal Deposit Insurance Corporation insured institutions as of June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

On December 16, 2008, the Federal Deposit Insurance Corporation issued a final rule increasing the annual base assessment range from 12 to 50 basis points for the first quarter of 2009. The Deposit Insurance Fund restoration plan starting with the second quarter of 2009 further increases the assessment rates for banks in all risk categories and adjusts premiums for new factors, including use of brokered deposits, and secured liabilities including Federal Home Loan Bank advances. The table below provides the range of new assessments and adjustments in basis points for the four risk categories identified by the Federal Deposit Insurance Corporation as a result of the adoption of the Deposit Insurance Fund restoration plan.

	Risk	Risk	Risk	Risk
	Category I	Category II	Category III	Category IV

Initial base assessment rate	12 - 16	22	32	45
Unsecured debt adjustment	(5) - 0	(5) - 0	(5) - 0	(5) - 0
Secured liability adjustment	0 - 8.0	0 - 11.0	0 - 16.0	0 - 22.5
Brokered deposit adjustment	N/A	0 - 10	0 - 10	0 - 10
Total base assessment rate	7 - 24.0	17 - 43.0	27 - 58.0	40 - 77.5

The Federal Deposit Insurance Corporation in adoption of the Deposit Insurance Fund restoration plan extended to seven years, the horizon to raise the Deposit Insurance Fund reserve ratio to its required ratio of 1.15% of insured deposits. The ratio as of December 31, 2008, was 0.40%.

Federal Deposit Insurance Corporation-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  The Financing Corporation=s assessment rate for 2008 was approximately 1.11 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.

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

Capital Requirements.  Federally insured savings institutions, such as First Savings Bank, are required to maintain a minimum level of regulatory capital.  Federal Deposit Insurance Corporation regulations recognize two types, or tiers, of capital: core (ATier 1@) capital and supplementary (ATier 2@) capital.  Tier 1 capital generally includes common shareholders= equity and noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is recognized up to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years), and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital for risk-based capital purposes is limited to 50.0% of Tier 1 capital.

The Federal Deposit Insurance Corporation currently measures a bank=s capital using the total risk-based capital ratio, the Tier 1 risk-based capital ratio, and the leverage ratio.  In order to be Awell capitalized,@ a bank must have a total risk-based capital ratio of at least 10.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a leverage ratio of at least 5.0%.  In order to be Aadequately capitalized,@ a bank must have a total risk-based capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a leverage ratio of at least 4.0% (or, a leverage ratio of at least 3.0%, but a composite CAMELS rating of 1 at the last examination, and not be experiencing or anticipating any significant growth). At December 31, 2008, First Savings Bank had a total risk-based capital ratio of 24.30%, a Tier 1 risk-based capital ratio of 23.04%, and a leverage ratio of 15.61%.  The Federal Deposit Insurance Corporation retains the right to require a depository institution to maintain a higher capital level based on its particular risk profile.

The Federal Deposit Insurance Corporation regulations establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of five categories and given a percentage weight based on the relative risk of that category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the five categories.  In evaluating the adequacy of a bank=s capital, the Federal Deposit Insurance Corporation may also consider other factors that may affect the bank=s financial condition, such as interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management=s ability to monitor and control financial operating risks.

The Washington State Department of Financial Institutions requires that net worth equal at least five percent of total assets.

The table below sets forth First Savings Bank's capital position relative to its FDIC capital requirements at December 31, 2008 and 2007.  The definitions of the terms used in the table are those provided in the capital regulations issued by the Federal Deposit Insurance Corporation, and First Savings Bank has not been notified by the Federal Deposit Insurance Corporation of any higher capital requirements specifically applicable to it.

	At December 31,
	2008		2007
		Percent of		Percent of
	Amount	Assets (1)	Amount	Assets
	(Dollars in thousands)

Bank equity capital under GAAP	$204,744		$198,095

Total risk-based capital	$199,940	24.30%	$192,784	25.91%
Total risk-based capital requirement	65,831	8.00	59,522	8.00
Excess	$134,109	16.30%	$133,262	17.91%

Tier 1 (leverage) capital (2)	$189,572	23.04%	$184,843	24.84%
Tier 1 (leverage) capital requirement	32,915	4.00	29,761	4.00
Excess	$156,657	19.04%	$155,082	20.84%

Tier 1 risk adjusted capital	$189,572	15.61%	$184,843	16.62%
Tier 1 risk adjusted capital requirement	48,585	4.00	44,498	4.00
Excess	$140,987	11.61%	$140,345	12.62%

(footnotes on the following page)

________________
(1)
For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $1.2 billion.  For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $822.9 million.

(2)
As a Washington-chartered savings bank, First Savings Bank is subject to the capital requirements of the Federal Deposit Insurance Corporation and the Division.  The Federal Deposit Insurance Corporation requires state-chartered savings banks, including First Savings Bank, to have a minimum leverage ratio of Tier 1 capital to total assets of at least 4%, provided, however, that all institutions, other than those (i) receiving the highest rating during the examination process and (ii) not anticipating any significant growth, are required to maintain a ratio of 1% to 2% above the stated minimum, with an absolute total capital to risk-weighted assets of at least 8%.

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

Emergency Economic Stabilization Act of 2008.  In October 2008, the EESA was enacted.  The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (ATARP@).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (ACPP@).  Under the CPP, the Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  Because of the additional capital raised in the conversion, First Financial Northwest has determined not to submit an application for participation in TARP.

EESA also increased Federal Deposit Insurance Corporation deposit insurance on most accounts from $100,000 to $250,000.  This increase expires at the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

The American Recovery and Reinvestment Act of 2009.  On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 (AStimulus Bill@) into law.  The Stimulus Bill is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures.  For financial institutions that have received or will receive financial assistance under TARP or related programs, the Stimulus Bill significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA.  Among the most important changes instituted by the Stimulus Bill are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the Asenior executive officers,@ a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement Asay on pay@ shareholder votes.   Further legislation is anticipated to be passed with respect to the economic recovery.  However, the executive compensation limitations contained in the Stimulus Bill will not have an effect on First Financial Northwest, since it elected not to participate in TARP.

The Administration also announced in February its Financial Stability Plan (AFSP@) and Homeowners Affordability and Stability Plan (AHASP@). Many details have yet to be finalized. FSP is the second phase of TARP, to be administrated by the Treasury. Its four key elements include: 1) a development of a Public/Private investment fund essentially structured as a government sponsored enterprise with the mission to purchase troubled assets from banks with an initial capitalization from government funds; 2) the continuation of the Capital Assistance Program with the Treasury purchasing additional bank capital available only for banks that have undergone a new stress test given by their regulator; 3) an expansion of the Federal Reserve=s term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAABrated asset backed securities backed by consumer and small business loans; and 4) the establishment of a mortgage loan modification program with $50 billion in federal funds further detailed in the HASP.

The HASP is a voluntary program aimed to help seven to nine million families restructure their mortgages to avoid foreclosure with $275 billion in government funding commitments. The plan also develops uniform guidance for loan modifications nationwide. However, it is mandatory for recipients of FSP financial assistance. HASP provides programs and funding for eligible refinancing of loans owned or guaranteed by Fannie Mae or Freddie Mac, along with incentives to lenders, mortgage servicers, and borrowers to modify mortgages of Aresponsible@ homeowners who are at risk of defaulting on their mortgage. The goals of HASP are to assist in the prevention of home foreclosures and to help stabilize falling home prices.

These programs are not expected to have any direct impact on First Financial Northwest since it has determined not to participate in TARP and these related programs.  First Financial Northwest will benefit from these programs if they help stabilize the national banking system and aid in the recovery in the housing market.

Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution=s size and complexity and the nature and scope of its activities.  The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems.  If the Federal Deposit Insurance Corporation determines that First Savings Bank fails to meet any standard prescribed by the guidelines, it may require First Savings Bank to submit an acceptable plan to achieve compliance with the standard.

Real Estate Lending Standards.  Federal Deposit Insurance Corporation regulations require First Savings Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards, loan administration procedures and documentation, and approval and reporting requirements.  First Savings Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  First Savings Bank=s Board of Directors is required to review and approve First Savings Bank=s standards at least annually.  The Federal Deposit Insurance Corporation has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan to value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four family residential properties should not exceed 30% of total capital.  Loans in excess of the supervisory loan to value ratio limitations must be identified in First Savings Bank=s records and reported at least quarterly to First Savings Bank=s Board of Directors.  First Savings Bank is in compliance with the record and reporting requirements.  As of December 31, 2008, First Savings Bank=s aggregate loans in excess of the supervisory loan to value ratios were 18.2% of total capital and First Savings Bank=s loans on commercial, multifamily or other non-one-to-four family residential properties in excess of  the supervisory loan to value ratios were 2.0% of total capital.

Initiatives Prompted by the Subprime Mortgage Crisis.  In response to the recent subprime mortgage crisis, federal and state regulatory agencies have focused attention on subprime and nontraditional mortgage products both with an aim toward enhancing the regulation of such loans and providing relief to adversely affected borrowers.

Guidance on Subprime Mortgage Lending. On June 29, 2007, the federal banking agencies issued guidance on subprime mortgage lending to address issues related to certain mortgage products marketed to subprime borrowers, particularly adjustable rate mortgage products that can involve Apayment shock@ and other risky characteristics.  Although the guidance focuses on subprime borrowers, the banking agencies note that institutions should look to the principles contained in the guidance when offering such adjustable rate mortgages to non-subprime borrowers.  The guidance prohibits predatory lending programs; provides that institutions should underwrite a mortgage loan on the borrower=s ability to repay the debt by its final maturity at the fully-indexed rate, assuming a fully amortizing repayment schedule; encourages reasonable workout arrangements with borrowers who are in default; mandates clear and balanced advertisements and other communications; encourages arrangements for the escrowing of real estate taxes and insurance; and states that institutions should develop strong control and monitoring systems.  The guidance recommends that institutions refer to the Real Estate Lending Standards (discussed above) which provide underwriting standards for all real estate loans.

The federal banking agencies announced their intention to carefully review the risk management and consumer compliance processes, policies and procedures of their supervised financial institutions and their intention is to take action against institutions that engage in predatory lending practices, violate consumer protection laws or fair lending laws, engage in unfair or deceptive acts or practices, or otherwise engage in unsafe or unsound lending practices.

Guidance on Loss Mitigation Strategies for Servicers of Residential Mortgages.  On September 5, 2007, the federal banking agencies issued a statement encouraging regulated institutions and state-supervised entities that service residential mortgages to pursue strategies to mitigate losses while preserving homeownership to the extent possible and appropriate.  The guidance recognizes that many mortgage loans, including subprime loans, have been transferred into securitization trusts and servicing for such loans is governed by contract documents.  The guidance advises servicers to review governing documentation to determine the full extent of their authority to restructure loans that are delinquent or are in default or are in imminent risk of default.

The guidance encourages that servicers take proactive steps to preserve homeownership in situations where there are heightened risks to homeowners losing their homes to foreclosures. Such steps may include loan modification; deferral of payments; extensions of loan maturities; conversion of adjustable rate mortgages into fixed rate or fully indexed, fully amortizing adjustable rate mortgages; capitalization of delinquent amounts; or any combination of these actions.  Servicers are instructed to consider the borrower=s ability to repay the modified obligation to final maturity according to its terms, taking into account the borrower=s total monthly housing-related payments as a percentage of the borrower=s gross monthly income, the borrower=s other obligations, and any additional tax liabilities that may result from loan modifications.  Where appropriate, servicers are encouraged to refer borrowers to qualified non-profit and other homeownership counseling services and/or to government programs that are able to work with all parties and avoid unnecessary foreclosures.  The guidance states that servicers are expected to treat consumers fairly and to adhere to all applicable legal requirements.

Consumer Relief Initiative for Borrowers.  In October 2007, the Treasury Secretary announced the Homeowner Assistance Initiative to encourage mortgage servicers, mortgage counselors, government officials and non-profit groups to coordinate their efforts to help struggling borrowers restructure their mortgage payments and stay in their homes.  The initiative, called HOPE NOW, is aimed at coordinating and improving outreach to borrowers, developing best practices for mortgage counselors across the country and ensuring that groups able to help homeowners work out new loan arrangements with lenders have adequate resources to carry out this mission.

Economic Stimulus Act of 2008 and Housing and Economic Recovery Act of 2008.  President Bush signed the Economic Stimulus Act of 2008 into law on February 13, 2008.  While the main thrust of the act is to stimulate the economy, the act also temporarily increased the maximum size of mortgage loans (the conforming loan limit) that Fannie Mae and Freddie Mac may purchase from the current $417,000 cap to a maximum of $729,750 for certain loans made during the July 1, 2007 - December 31, 2008 period.  The cap on the Federal Housing

Administration's conforming loan limit for mortgage loans  was raised from $362,000 to $729,750 for certain loans made on or before December 31, 2008.  These changes were intended, among other purposes, to provide more liquidity and stability for the jumbo loan market.  The Housing and Economic Recovery Act of 2008, signed by President Bush on July 30, 2008, was designed to address a variety of issues relating to the subprime mortgage crises.  This act established a new maximum conforming loan limit for Fannie Mae and Freddie Mac in high cost areas to 150% of the conforming loan limit of $417,000, to take effect after the limits established by the Economic Stimulus Act of 2008 expire.  The FHA=s maximum conforming loan limit has been increased from 95% to 110% of the area median home price up to 150% of the Fannie Mae/Freddie Mac conforming loan limit, to take effect at the same time.  Among other things, the Housing and Economic Recovery Act of 2008 enhanced the regulation of Fannie Mae, Freddie Mac and Federal Housing Administration loans; established a new Federal Housing Finance Agency to replace the prior Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight; will require enhanced mortgage disclosures; and will require a comprehensive licensing, supervisory, and tracking system for mortgage originators.  Using its new powers, on September 7, 2008 the Federal Housing Finance Agency announced that it had put Fannie Mae and Freddie Mac under conservatorship.  The Housing and Economic Recovery Act of 2008 also establishes the HOPE for Homeowners program, which is a new, temporary, voluntary program to back Federal Housing Administration-insured mortgages to distressed borrowers.  The new mortgages offered by Federal Housing Administration-approved lenders will refinance distressed loans at a significant discount for owner-occupants at risk of losing their homes to foreclosure.

New Regulations Establishing Protections for Consumers in the Residential Mortgage Market.  The Federal Reserve Board has issued new regulations under the federal Truth-in-Lending Act and the Home Ownership and Equity Protection Act.  For mortgage loans governed by the Home Ownership and Equity Protection Act, the new regulations further restrict prepayment penalties, and enhance the standards relating to the consumer=s ability to repay.  For a new category of closed-end Ahigher-priced@ mortgage loans, the new regulations restrict prepayment penalties, and require escrows for property taxes and property-related insurance for most first lien mortgage loans.  For all closed-end loans secured by a principal dwelling, the new regulations prohibit the coercion of appraisers; require the prompt crediting of payments; prohibit the pyramiding of late fees; require prompt responses to requests for payoff figures; and require the delivery of transaction-specific Truth in Lending Act disclosures within three business days following the receipt of an application for a closed-end home loan.  The new regulations also impose new restrictions on mortgage loan advertising for both open-end and closed-end products.  In general, the new regulations are effective October 10, 2009, but the rules governing escrows for higher-priced mortgages are effective on April 1, 2010, and for higher-priced mortgage loans secured by manufactured housing, on October 1, 2010.

Pending Legislation and Regulatory Proposals.  As a result of the credit crisis, federal and state legislative agencies are considering a broad variety of legislative and regulatory proposals covering lending products, loan terms and underwriting standards, risk management practices, supervision and consumer protection.  It is unclear which, if any, of these initiatives will be adopted, what effect they will have on First Financial Northwest or First Savings Bank and whether any of these initiatives will change the competitive landscape in the banking industry.

Guidance on Nontraditional Mortgage Product Risks.  On September 29, 2006, the federal banking agencies issued guidance to address the risks posed by nontraditional residential mortgage products, that is, mortgage products that allow borrowers to defer repayment of principal or interest.  The guidance instructs institutions to ensure that loan terms and underwriting standards are consistent with prudent lending practices, including consideration of a borrower=s ability to repay the debt by final maturity at the fully indexed rate and assuming a fully amortizing repayment schedule; requires institutions to recognize, for higher risk loans, the necessity of verifying the borrower=s income, assets and liabilities; requires institutions to address the risks associated with simultaneous second-lien loans, introductory interest rates, lending to subprime borrowers, nonowner occupied investor loans, and reduced documentation loans; requires institutions to recognize that nontraditional mortgages, particularly those with risk-layering features, are untested in a stressed environment; requires institutions to recognize that nontraditional mortgage products warrant strong controls and risk management standards, capital levels commensurate with that risk, and allowances for loan and lease losses that reflect the collectibility of the portfolio; and ensure that consumers have sufficient information to clearly understand loan terms and associated risks prior to making product and payment choices.  The guidance recommends practices for addressing the risks raised by nontraditional mortgages, including enhanced communications with consumers, beginning when the consumer is first shopping for a mortgage; promotional materials and other product descriptions that provide information about the costs, terms, features and risks of nontraditional mortgages, including with respect to payment shock, negative amortization, prepayment penalties, and the cost of reduced documentation loans; more informative monthly statements for payment option adjustable rate mortgages; and specified practices to avoid.  Subsequently, the federal banking agencies produced model disclosures that are designed to provide information about the costs, terms, features and risks of nontraditional mortgages.

Guidance on Real Estate Concentrations. On December 6, 2006, the federal banking agencies issued a guidance on sound risk management practices for concentrations in commercial real estate lending.  The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is not to limit a bank=s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The Federal Deposit Insurance Corporation and other bank regulatory agencies will be focusing their supervisory resources on institutions that may have significant commercial real estate loan concentration risk.  A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

$	Total reported loans for construction, land development and other land represent 100% or more of the bank=s capital; or

$
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank=s total capital and the outstanding balance of the bank=s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The strength of an institution=s lending and risk management practices with respect to such concentrations will be taken into account in supervisory evaluation of capital adequacy.

On March 17, 2008, the Federal Deposit Insurance Corporation issued a release to re-emphasize the importance of strong capital and loan loss allowance levels and robust credit risk management practices for institutions with concentrated commercial real estate exposures.  The Federal Deposit Insurance Corporation suggested that institutions with significant construction/land development and commercial real estate loan concentrations increase or maintain strong capital levels; ensure that loan loss allowances are appropriately strong; manage construction and development and commercial real estate loan portfolios closely; maintain updated financial and analytical information on their borrowers and collateral; and bolster the loan workout infrastructure.

Temporary Liquidity Guaranty Program.  Following a systemic risk determination, the Federal Deposit Insurance Corporation established a Temporary Liquidity Guarantee Program (ATLGP@) on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program, which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts (ATAGP@).  Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place.  The TLGP also includes the Debt Guarantee Program (ADGP@), under which the Federal Deposit Insurance Corporation guarantees certain senior unsecured debt of Federal Deposit Insurance Corporation-insured institutions and their holding companies.  The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity=s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their liabilities as of September 30, 2008.  Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.  First Financial Northwest did not opt out of the program.

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

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal, or NOW, accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank.  As of December 31, 2008, First Savings Bank=s deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

Federal Home Loan Bank System.  The Federal Home Loan Bank system consists of twelve regional Federal Home Loan Banks.  Among other benefits, each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  Each Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the Federal Home Loan Bank system.  Each Federal Home Loan Bank makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual Federal Home Loan Bank.  First Savings Bank is a member of the Federal Home Loan Bank  of Seattle.  Each member of the Federal Home Loan Bank  of Seattle is required to own stock in an amount equal to the greater of (i) a membership stock requirement equal to the greater of $500, or one-half of one percent of the member=s home mortgage loans, as of the most recent calendar year-end, or (ii) an activity based stock requirement (based on percentage of outstanding products and services provided).

Impact of Monetary Policies.  The earnings and growth of First Savings Bank are largely dependent on its ability to maintain a favorable differential or spread between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities.  As a result, First Savings Bank=s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies.  The Federal Reserve Board implements national monetary policies (such as policies seeking to curb inflation and combat recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks, and in a variety of other ways.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates charged on loans and deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

Affiliate Transactions.  Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies.  Transactions deemed to be a Acovered transaction@ under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary=s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary=s capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with nonaffiliates.

Community Reinvestment Act.  Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess a bank=s record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency=s assessment of the bank=s record is made available to the public.  Further, an assessment is required of any bank which has applied to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution or banks that are involved in certain acquisitions by a savings and loan holding company.  First Savings Bank received a Asatisfactory@ rating during its most recent examination.

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

Privacy Standards.  The Gramm-Leach-Bliley Act modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.  First Savings Bank is subject to Federal Deposit Insurance Corporation regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act.  These regulations require First Savings Bank to disclose its privacy policy, including identifying with whom it shares Anonpublic personal information,@ to customers at the time of establishing the customer relationship and annually thereafter.

The privacy policy must be provided to consumers before nonpublic personal information is shared with a nonaffiliated third party.  Customers and certain consumers must be provided the right to opt out of the sharing of certain information by First Savings Bank with both affiliates and nonaffiliated third parties.  Federal Deposit Insurance Corporation regulations that became mandatory on October 1, 2008 limit the right of an affiliate of First

Savings Bank to use consumer information obtained from First Savings Bank for marketing purposes, unless the consumer is provided with a clear and conspicuous notice of his/her right to opt out from that use and the consumer has not opted out.  First Savings Bank is also subject to state privacy laws, which may impose more stringent information sharing requirements.

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

Regulation and Supervision of First Financial Northwest

General.  First Financial Northwest is subject to regulation as a savings and loan holding company under the Home Owners= Loan Act, as amended, instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because First Savings Bank made an election under Section 10(l) of the Home Owners= Loan Act, in connection with the mutual to stock conversion,  to be treated as a Asavings association@ for purposes of Section 10 of the Home Owners= Loan Act.  As a result, First Financial Northwest registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies.  First Financial Northwest is also required to file certain reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission.  As a subsidiary of a savings and loan holding company, First Savings Bank is subject to certain restrictions in its dealings with First Financial Northwest and affiliates thereof.

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

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions.  Federal regulations do prescribe such restrictions on subsidiary savings institutions as described above. Because First Savings Bank is treated as a savings association subsidiary of a savings and loan holding company, it must notify the Office of Thrift Supervision 30 days before declaring any dividend to First Financial Northwest.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the Office of Thrift Supervision has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of First Savings Bank.

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

As of December 31, 2008, First Savings Bank maintained 80.4% of its portfolio assets in qualified thrift investments and, therefore, met the Qualified Thrift Lender test.

Limitations on Transactions with Affiliates.  Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution.  In a  holding company context, the holding company and any companies which are controlled by such holding companies are affiliates of the savings institution.  Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in Acovered transactions@ with any one affiliate to an amount equal to 10% of the institution=s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to Acovered transactions@ as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a nonaffiliate.  The term Acovered transaction@ includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners= Loan Act prohibits a savings institution from (1) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies or (2) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders.  Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a savings institution, and certain affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution=s loans to one borrower limit (generally equal to 15% of the institution=s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution, and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution=s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2008, First Savings Bank was in compliance with these restrictions.

Restrictions on Acquisitions.  Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the Office of Thrift Supervision, (1) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (2) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary.  Except with the prior approval of the Director of the Office of Thrift Supervision, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company=s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

Sarbanes-Oxley Act of 2002. First Financial Northwest, as a public company, is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act of 2002 was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with several accounting scandals.  The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the Securities and Exchange Commission and the Comptroller General.

Taxation

Federal Taxation

General.  First Financial Northwest and First Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Savings Bank.  The tax years still open for review by the Internal Revenue Service are 2005-2007.

Beginning in 2007, First Financial Northwest files a consolidated federal income tax return with First Savings Bank.  Accordingly, any cash distributions made by First Financial Northwest to its shareholders are considered to be taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

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

Charitable Contribution Carryovers.  We may carryforward charitable contributions to the succeeding five taxable years.  The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws.  At December 31, 2008, First Financial Northwest had a charitable contribution carryforward for federal income tax purposes of $13.3 million.  This carryforward was generated from our creation of the First Financial Northwest Foundation to which we contributed a block of stock in connection with the mutual to stock conversion, having a market value of $16.9 million.  During the year ended December 31, 2008, we recorded a valuation allowance of $603,000 which relates to our charitable contribution carryforward.  This amount represents the tax effect of the estimated amount of the First Financial Northwest=s charitable contribution carryforward that management believes will not be utilized in the next four years.  Management fully expects to utilize the benefit of the remaining carryforward amount over the next four years.

Corporate Dividends-Received Deduction.  First Financial Northwest may eliminate from its income dividends received from First Savings Bank as a wholly-owned subsidiary of First Financial Northwest which files a consolidated return with First Savings Bank.  The corporate dividends-received deduction is 100%, or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend.  Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

Washington State Taxation

The Company and its subsidiaries are subject to a business and occupation tax imposed under Washington state law at the rate of 1.50% of gross receipts. In addition, various municipalities also assess business and occupation taxes at differing rates.  Interest received on loans secured by first lien mortgages or deeds of trust on residential properties, rental income from properties, and certain investment securities are exempt from this tax.

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

Victor Karpiak, age 54, is Chairman of the Board, President and Chief Executive Officer of First Financial Northwest and First Savings Bank.  Prior to his appointment as President of First Savings Bank in 1999, he served as Executive Vice President and Chief Financial Officer.  Mr. Karpiak has served as President and Chief Financial Officer of First Financial Holdings, MHC and First Financial of Renton, predecessors of the Company, since they were established in 2002.  In January 2005, he was appointed Chairman of the Board and Chief Executive Officer of First Financial Holdings, MHC, First Financial of Renton and First Savings Bank.  He has been with First Savings Bank for 31 years.

Kari A. Stenslie, age 44, is Vice President and Chief Financial Officer of First Financial Northwest and First Savings Bank.  Prior to joining First Financial Northwest on February 19, 2008, she was employed by First Mutual Bancshares, Inc. Bellevue, Washington and its subsidiary, First Mutual Bank, from 1988 to 2008 in accounting related positions. From 1999 until its acquisition in February 2008 she was First Mutual's Senior Vice President and Controller. Ms. Stenslie is a certified public accountant with 20 years of financial institution experience.  She received her Bachelor of Arts in Business from Seattle University. Ms. Stenslie's professional affiliations include the American Institute of Certified Public Accountants, Washington State Society of Certified Public Accountants and the Institute of Management Accountants.

David G. Kroeger, age 63, is Executive Vice President and Chief Lending Production Officer of First Savings Bank.  Prior to that, Mr. Kroeger had served as Executive Vice President of Executive House since February 2006.  Before that, Mr. Kroeger was Director of the Division of Banks of the Washington State Department of Financial Institutions from 1999 until 2006.  Prior to 1999, Mr. Kroeger held a number of senior positions at the Federal Deposit Insurance Corporation.  Mr. Kroeger also serves on the board of directors of the Bank of Fairfield, Fairfield, Washington.

M. Scott Gaspard, age 55, is Senior Vice President, Strategic Development of First Financial Northwest and First Savings Bank.  Prior to joining First Financial Northwest on January 1, 2009, he was Senior Vice President, Manager Government and Industry Relations at Washington Mutual, Inc. from 2003 until December 31, 2008. Before that,  Mr. Gaspard served as an officer of the Washington Financial League from 1979 to 2003, becoming President in 1981.  Mr. Gaspard received his Bachelor of Science, Business Administration from the University of Puget Sound.

Robert H. Gagnier, age 61, is Vice President of First Financial Northwest and Senior Vice President and Chief Lending Administrative Officer of First Savings Bank.  Mr. Gagnier has held his current position at First Financial Northwest since 2007, and at First Savings Bank since 2001.  Prior to serving in his current position, Mr. Gagnier had served as Vice President, Loan Officer and Compliance Officer of First Savings Bank since 1986.

Roger Elmore, age 42, is Vice President of First Financial Northwest and Senior Vice President and Chief Operating Officer of First Savings Bank as of January 1, 2008.  Prior to his promotion Mr. Elmore served as Vice President and Senior Operations Officer of First Savings Bank, a position he had held since 2004.  Before that Mr. Elmore was Vice President Risk Operations Division Manager at Washington Mutual Bank from 2001 though 2004.  Prior to 2001, Mr. Elmore held numerous management positions at Washington Mutual Bank.

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

Risks Related to the U.S. Financial Industry

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

$	We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

$
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

$
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

$	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

$
We will be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the Federal Deposit Insurance Corporation and reduced the ratio of reserves to insured deposits.

There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system or improve the housing market.

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, or the EESA, which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program, or TARP.  The EESA gives broad authority to the Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other Atroubled assets.@  The EESA includes additional provisions directed at bolstering the economy, including:
$	Authority for the Federal Reserve to pay interest on depository institution balances;

$	Mortgage loss mitigation and homeowner protection;

$	Temporary increase in Federal Deposit Insurance Corporation insurance coverage from $100,000 to $250,000 through December 31, 2009; and

$	Authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  On November 12, 2008, the Treasury Secretary announced that the Treasury was no longer pursuing a broad plan to purchase illiquid mortgage-related assets, but would continue to examine whether targeted forms of asset purchases can play a useful role.

Shortly following the enactment of the EESA, the Treasury announced the creation of a capital purchase program, or CPP, pursuant to which it proposes to provide access to capital to financial institutions through a standardized program to acquire preferred stock from eligible financial institutions that will serve as Tier I capital.  Because of the additional capital raised in the conversion, First Financial Northwest has determined not to submit an application for participation in TARP.

The EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others of which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the subprime meltdown that commenced in 2007.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the repeated lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

Moreover, on October 14, 2008, the Federal Deposit Insurance Corporation announced the establishment of a Temporary Liquidity Guarantee Program, or TLGP, to provide full deposit insurance for all noninterest-bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by Federal Deposit Insurance Corporation-insured institutions and their holding companies.  Insured institutions are automatically covered by this program for the period commencing October 14, 2008 and will continue to be covered as long as they did not opt out of the program by December 5, 2008.  First Financial Northwest did not opt out of the program.  Under the program, the Federal Deposit Insurance Corporation will guarantee timely payment of newly issued senior unsecured debt issued on or before June 30, 2009.  The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009, or, for certain insured institutions, 2% of liabilities as of September 30, 2008.  The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date.

There can be no assurance as to the actual impact that the EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of First Financial Northwest=s common stock.

Finally, there can be no assurance regarding the specific impact that such measures may have on usCor whether (or to what extent) we will be able to benefit from such programs.

The American Recovery and Reinvestment Act of 2009.  On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009, or  Stimulus Bill, into law.  The Stimulus Bill is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures.  In addition, the Stimulus Bill significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA, which pertains to financial institutions that have received or will receive financial assistance under TARP or related programs.  This legislation is not expected to have any effect on First Financial Northwest since it determined not to participate in TARP.

The Administration also announced in February 2008 its Financial Stability Plan (FSP) and Homeowners Affordability & Stability Plan (HASP).  Many details have yet to be finalized.  FSP is the second phase of TARP, to be administrated by the Treasury.  Its four key elements include:

$
a development of a Public/Private investment fund essentially structured as a government sponsored enterprise with the mission to purchase troubled assets from banks with an initial capitalization from government funds;

$	Continuation of the Capital Assistance Program with the Treasury purchasing additional bank capital available only for banks that have undergone a new stress test given by their regulator;
$
An expansion of the Federal Reserve=s term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA-rated asset backed securities backed by consumer and small business loans; and

$	Establishment of a mortgage loan modification program with $50 billion in federal funds further detailed in the HASP.

The HASP is a voluntary program aimed to help seven to nine million families restructure their mortgages to avoid foreclosure with $275 billion in government funding commitments.  The plan also develops uniform guidance for loan modifications nationwide.  However, it is mandatory for recipients of FSP financial assistance.  HASP provides programs and funding for eligible refinancing of loans owned or guaranteed by Fannie Mae or Freddie Mac, along with incentives to lenders, mortgage servicers, and borrowers to modify mortgages of Aresponsible@ homeowners who are at a risk of defaulting on their mortgage.  The goals of HASP are to assist in the prevention of home foreclosures and to help stabilize falling home prices.

These plans are not expected to have any direct impact on First Financial Northwest since it has determined not to participate.  To the degree that the plans help stabilize the national banking system and aid in the recovery in the housing market, First Financial Northwest will be a beneficiary.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year.  In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers= underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Risks Related to our Business

Adverse economic conditions, particularly in Washington State, have caused and could continue to cause us to incur losses.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008 and 2009.  Further deterioration in economic conditions, in particular within our primary market area in King, Pierce, Kitsap and Snohomish counties, Washington, real estate markets are having and may continue to have a material adverse impact on the quality of our loan portfolio and the demand for our products and services.  In particular the economic slowdown in our market areas is resulting in many of the following conditions, which could continue to hurt our business materially:

$	an increase in loan delinquencies;

$	an increase in problem assets and foreclosures;

$	a decline in the demand for our products and services; and

$	a decrease in the value of loan collateral, especially real estate, which, in turn have reduced customers= borrowing power and reduced the value of assets and collateral securing our loans.

Downturns in the real estate markets in our primary market area have hurt our business.

Our business activities and credit exposure are primarily concentrated in King, Pierce, Kitsap and Snohomish counties, Washington.  Our construction/land development loan portfolio, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market.  We anticipate that further declines in the estate markets in our primary market area will hurt our business.  As of December 31, 2008, substantially all of our loan portfolio consisted of loans secured by real estate.  If real estate values continue to decline the collateral for our loans will provide less security.  As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.  The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

The lack of diversification in our loan portfolio may hurt both our asset quality and profits.

With substantially all of our loans secured by real property and concentrated in the State of Washington, and specifically, 57.5%, 23.7%, 4.2% and 5.2% of our total loan portfolio concentrated in King, Pierce, Kitsap and Snohomish counties, Washington, respectively, declines in local economic conditions have adversely affected the values of our real estate collateral. Consequently, declines in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

While one-to-four family first mortgages remain the largest portion of our loan portfolio, our operating strategy includes an increased emphasis on the expansion of construction/land development, commercial and multifamily real estate lending and lending to businesses while decreasing our overall percentage of one-to-four family loans in our loan portfolio. In addition, although these loans are intended to enhance the average yield of our earning assets, they do involve a different, and possibly higher, level of risk of delinquency or collection than generally associated with loan portfolios of more traditional community banks because, among other factors, these loans involve larger balances to a single borrower or groups of related borrowers. In this regard, at December 31, 2008, approximately $81.9 million or 7.8% of our total loan portfolio, net of loans in process, consisted of construction/land development loans to five real estate builders and their affiliates. As a result of this lending concentration, and since construction/land development  loans  generally have large balances, if we make any errors in judgment in the collectibility of these loans, we may need to significantly increase our provision for loan losses since any resulting charge-offs will be larger on a per loan basis.  Consequently, this could materially adversely affect our future earnings. Further, if we lost our relationship with one or more of these large borrowers our liquidity would substantially increase and our future earnings could be adversely affected.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be reduced.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions including the level of problem loans, business conditions and credit concentrations.  Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Material additions to our allowance could materially decrease our net income.  Our allowance for loan losses was 1.6% of total loans, and 29.0% of nonperforming loans, net of loans in process, at December 31, 2008.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

We may be required to make further increases in our provisions for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2008 we recorded a provision for loan losses of $9.4 million compared to $6.0 million for the year ended December 31, 2007.  Loan charge-offs for the year ended December 31, 2008 and 2007 were $432,000 and $0, respectively.  We are experiencing increasing loan delinquencies.  Generally, our nonperforming loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy.  In addition, slowing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies.  At December 31, 2008 our total nonperforming loans, net of undisbursed funds, had increased to $58.6 million compared to $25.0 million at December 31, 2007.  In that regard, our portfolio includes construction/land development loans and commercial loans, all of which have a higher risk of loss than residential mortgage loans.   While loans related to the construction/land development portfolio represented 22.0% of our gross loan portfolio at December 31, 2008 they represented 75.1% of our nonperforming assets at that date.  If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses.  Moreover, if the recession worsens we expect that it would further negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

Our loan portfolio is concentrated in loans with a higher risk of loss.

We originate construction/land development, commercial, multifamily, consumer, and one-to-four family residential mortgage loans primarily within our market areas.  Generally, these types of loans, other than the one-to-four family residential mortgage loans, have a higher risk of loss.  We had approximately $625.1 million outstanding in these types of higher risk loans at December 31, 2008.  These loans have greater credit risk than one-to-four family residential real estate loans for a number of reasons, including those described below:

Construction /Land Development Loans.  This type of lending contains the inherent difficulty in estimating both a property=s value at completion of the project and the estimated cost (including interest) of the project.  If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences.  Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral.  These risks can be significantly impacted by supply and demand conditions.  As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor themselves to repay principal and interest.  At December 31, 2008, we had $250.5 million or 22.0% of gross loans in construction/land development loans.

Our construction/land development loans are based upon estimates of costs and values associated with the completed project.  These estimates may be inaccurate.  Construction/land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders.  In addition, generally during the term of a construction/land development loan, no payment from the borrower is generally required since the accumulated interest is added to the principal of the loan through an interest reserve.  These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.  If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Further, as a result of the slowdown in the housing market, we have extended construction loans to permit completion of the project or the borrower additional time to market the underlying collateral. Most of these loans mature within 12 months. To the extent these loans are not further extended or the borrower cannot otherwise refinance with a third party lender our nonperforming construction loans may increase.

Commercial Real Estate and Multifamily Residential Loans.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions.  Commercial real estate and multifamily residential loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as one-to-four family residential real estate.  In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity.  Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.  At December 31, 2008, we had $361.7 million or 31.8% of gross loans in commercial real estate and multifamily residential loans.

If we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral.  Additionally, as a result of our increasing emphasis on this type of lending, a large portion of our commercial real estate loan portfolio is relatively unseasoned and has not been subjected to unfavorable economic conditions.  As a result we may not have enough payment history with which to judge future collectibility or to predict the future performance of this part of our loan portfolio.  These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.  Further, commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers.  Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Consumer Loans.  Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.  In addition, consumer loan collections are dependent on the borrower=s financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.   Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold and do not have private mortgage insurance coverage and are adjustable rate/loans. At December 31, 2008, we had $12.9 million or 1.1% of gross loans in consumer loans.

Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.

At December 31, 2008, $212.1 million, or 41.4% of our one-to-four family residential mortgage loan portfolio and 18.6% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant=s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner=s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At December 31, 2008, we had 57 non-owner occupied residential loan relationships, with aggregate outstanding balances of $164.3 million and each loan relationship had an aggregate outstanding balance over $500,000. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.  Our non-performing residential mortgage loans increased from $526,000 at December 31 2007 to $10.8 million at December 31, 2008, primarily due to an increase in nonperforming non-owner occupied residential mortgage loans.  At December 31, 2008, nonperforming non-owner occupied residential mortgage loans totaled $10.3 million, or 4.9% of our non-owner occupied residential loan portfolio, of which $9.1 million was attributable to a single borrower.  This increase in non-performing, non-owner occupied residential mortgage loans was a factor in our need to increase our allowance for loan losses through an increased provision for loan losses.

We could face an assessment to guarantee public funds in Washington State.

We accept state and local fund deposits from public treasurers in Washington State as a Qualified Public Depositary under the State=s Public Deposit Protection Act administered by the Public Deposit Protection Commission or the Commission. As of December 31, 2008 we held $81.7 million in public funds. Washington law requires qualified banks and thrifts to pledge eligible collateral into a collateral pool administered by the Commission to mutually guarantee with other members of the pool against a loss of funds suffered by a public treasurer as a result of a failure by a member of the pool. We meet the minimum standards under the law and are only required to pledge collateral at least equal to 10% of the public deposits we hold. The Commission has the authority to require up to 100% collateral for banks not meeting minimum standards. Our maximum liability should any member(s) of the collateral pool default on their uninsured public funds is limited to 10% of public funds we hold.  Assessments for loss are based on a pro rata share of public funds held.  Our share of total public funds on December 31, 2008 was 0.96%.

The AThrift Collateral Pool,@ which we are a member, has never had an assessment for a loss of uninsured public deposits by any member of the pool. The ABank Collateral Pool@ had its first ever assessment in the first quarter of 2009. Legislation is actively being considered to require all public depositaries to pledge 100% eligible collateral against public funds held on deposit. Should this legislation become law, each public depositary would be individually responsible for the protection of uninsured public funds they hold. The legislation would also merge the Thrift and Bank Collateral pools.

Further declines in our market value could result in an impairment of goodwill.

Recently, our common stock has been trading at a price below its book value, including goodwill and other intangible assets.  Further declines in our common stock could result in an impairment of goodwill.  If an impairment was deemed to exist, we would be required to write down our assets resulting in a charge to earnings.

Our business strategy may result in increased volatility of earnings.

Our business strategy is focused on reducing the size of the construction/land development portfolio and diversifying our construction loan portfolio among more builders with less concentration per builder.  In addition First Savings Bank is planning expansion in multifamily, commercial real estate and business banking lending activities.  These types of lending activities, while potentially more profitable than single-family lending, are generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict.  Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis.  Economic trends in Western Washington State are further weakening and may contribute to further declines in real estate values, which would reduce the value of the real estate collateral securing our loans and increase the risk that we would incur losses if borrowers defaulted on their loans.  In addition, the repayment of commercial real estate loans and multifamily loans generally are dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Also, loan balances for commercial real estate and residential construction tract loans are typically larger than those for permanent single-family and consumer loans.  Accordingly, when there are defaults and losses on these types of loans, they are often larger on a per loan basis than those for permanent single-family and consumer loans.  A secondary market for most types of commercial real estate and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.

Our business strategy includes plans for growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

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

Mr. Karpiak has a significant amount of responsibility for the operations of First Savings Bank.  As a result we face unique operational and internal control challenges because of our reliance on him, which also makes risk management and general supervisory oversight more difficult. We believe we have adequate risk management procedures and internal control systems in place, however, there can be no assurance that errors will not occur or that we will be able to maintain effective internal controls in the future.  Any future failure to maintain effective internal controls could impair the reliability of our financial statements which in turn could harm our business, impair investor confidence and subject us to regulatory penalties.

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

We could see declines in our uninsured deposits which would reduce the funds we have available for lending and other funding purposes.

The Federal Deposit Insurance Corporation in the fourth quarter of 2008 increased the federal insurance of deposit accounts from $100,000 to $250,000 and provided 100% insurance coverage for noninterest-bearing transaction accounts for participating members including First Savings Bank.  These increases of coverage, with the exception of IRA and certain retirement accounts are set to expire at the end of 2009.  Congress is considering the extension of the deposit insurance increases.  With the increase of bank failures, depositors are reviewing deposit relationships to maximize federal deposit insurance coverage.  We may see outflows of uninsured deposits as customers restructure their banking relationships in setting up multiple accounts in multiple banks to maximize federal deposit insurance coverage.

If external funds were not available, this could adversely impact our growth and prospects.

We rely on deposits and advances from the Federal Home Loan Bank of Seattle and other borrowings to fund our operations.  Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the Federal Home Loan Bank of Seattle or market conditions were to change.  Although we consider such sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled or elect to seek additional sources of financing in the future.  Likewise, we may seek additional debt in the future to achieve our long-term business objectives, in connection with future acquisitions or for other reasons.  There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms.  If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

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

In connection with the enactment of the Sarbanes-Oxley Act of 2002 (AAct@) and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act.  This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management=s assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments.  If we fail to identify and correct any deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could materially adversely affect our business, financial condition and results of operations, the trading price of our common stock and our ability to attract additional deposits.

Our deposit insurance assessments will increase substantially, which will adversely affect our profits.

Our assessment for federal deposit insurance from the Federal Deposit Insurance Corporation for the year ended December 31, 2008 was $470,000 at an assessment rate of seven basis points for deposits.  Assessments for federal deposit insurance are expected to increase significantly for 2009 as the Federal Deposit Insurance Corporation implements its Deposit Insurance Fund restoration plan that it adopted on February 27, 2009 by interim rule.  The restoration plan increases the base assessment rates for banks of all risk categories, adjusts premiums for new risk factors, and imposes an emergency special assessment of 20 basis points payable on September 30, 2009 based on deposits as of June 30, 2009.  The special assessment was adopted by interim rule and subject to a 30 day comment period and may change.  While we do not know the exact cost of our special assessment, based on our deposits as of December 31, 2008 of $867.8 million our estimated special assessment cost would be $1.7 million.  The new total base assessment rates issued by the Federal Deposit Insurance Corporation in the Deposit Insurance Fund restoration plan range from seven basis points to 77.5 basis points spread over four risk categories.  We expect our base assessment to increase in 2009 as compared to 2008.  The interim rule would also permit the Federal Deposit Insurance Corporation to impose an additional emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance.

Our ability to foreclose on single family home loans may be restricted.

New legislation proposed by Congress may give bankruptcy judges the power to reduce the increasing number of home foreclosures.  Bankruptcy judges would be given the authority to restructure mortgages and reduce a borrower=s payments.  Property owners would be allowed to keep their property while working out their debts.  This legislation may restrict our collection efforts on one-to-four family loans.  Separately, the administration has announced a voluntary program under the TARP law which provides for government subsidies for reducing a borrower=s interest rate, which a lender would have to match with its own money.

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

Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. At December 31, 2008, we had $865.5 million in loans due after one year with fixed rates of interest, representing 76.1% of our total loan portfolio and 69.6% of our total assets.  Our most recent Arate shock@ analysis  indicates that our net portfolio value would be more adversely affected by an increase in interest rates than by a decrease.   See AItem 7, Management=s Discussion and Analysis of Financial Condition and Results of Operations B Asset and Liability Management and Market Risk.@

Our single branch location limits our ability to attract retail deposits and as a result a large portion of our deposits are certificates of deposit, including AJumbo@ certificates which may not be as stable as other types of deposits.

Our single branch location limits our ability to compete with larger institutions for noninterest bearing deposits as these institutions have a larger branch network providing greater convenience to customers.  As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2008, $645.4 million, or 81.6%, of our total deposits were certificates of deposit, and of that amount $421.2 million, or 65.3%, of the certificates of deposit were Ajumbo@ certificates of $100,000 or more.  In addition, at that date our high yield money market accounts totaled $121.2 million or 15.3% of our total deposits.  Deposit inflows are significantly influenced by general interest rates.  Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts.  In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread.  To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

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

Not applicable.  First Financial Northwest has not received any written comments from the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended that are unresolved.

Item 2.  Properties

At December 31, 2008, we had one full service office, which we own in Renton, Washington.  This site is the corporate office for First Financial Northwest and First Savings Bank and is located at 201 Wells Avenue South.  This location is also the site for the operations of First Financial Northwest=s subsidiary, First Financial Diversified, at the address of 208 Williams Avenue South.  The commercial lending division operations of First Savings Bank, is located at 207 Wells Avenue South.  The net book value of our investment in premises, equipment, and leaseholds, excluding computer equipment and construction in process, was $12.6 million at December 31, 2008.

During 2009, we plan to remodel our facility at 207 Wells Avenue South.  The purpose of this remodel is to increase the square footage of the building in order to accommodate our increase in staff.  During 2008 we have focused on improving the depth and quality of our staff and our overall infrastructure.  The project is expected to take nine to 12 months at a cost of approximately $10.0 million.

Item 3.  Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  As of December 31, 2008, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC=s Global Select Market, under the symbol AFFNW.@  As of December 31, 2008, there were 21,293,368 shares of common stock issued and outstanding and we had approximately 998 shareholders of record, excluding persons or entities who hold stock in nominee or Astreet name@ accounts with brokers.

Dividends

Under federal regulations, the dollar amount of dividends First Savings Bank may pay to First Financial Northwest, Inc. depends upon its capital position and recent net income.  Generally, if First Savings Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the state law and Federal Deposit Insurance Corporation regulations.  However, institutions that have converted to a stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if it would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion.  Under Washington law, First Financial Northwest is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if First Financial Northwest's total liabilities would exceed its total assets.  See AItem 1. Business B How We Are Regulated B Regulation and Supervision of First Financial Northwest B Dividends.@

The following table sets forth the market price range of, and dividends paid on, the Company's common stock for the years ended December 31, 2008 and 2007.  The following information was provided by The Nasdaq Stock Market LLC.

	High	Low	Dividends
Fiscal 2008
First Quarter	$10.00	$8.78	$ --
Second Quarter	10.60	9.22	0.075
Third Quarter	11.02	9.00	0.080
Fourth Quarter	10.40	7.06	0.085

Fiscal 2007
October 10 - December 31 (1)	$11.95	$9.80	N/A

(1) First Financial Northwest=s common stock began trading on The Nasdaq Stock Market LLC on October 10, 2007.

Stock Repurchases

On June 23, 2008, First Financial Northwest announced a plan to repurchase 914,112 shares, or 4%, of the Company's outstanding common stock.  This was First Financial Northwest=s first stock repurchase plan, which was undertaken for the purpose of repurchasing shares of its common stock to fund the 2008 Equity Incentive Plan which are held in trust for the recipients.  The completion of this repurchase program occurred on October 29, 2008.  On November 5, 2008, First Financial Northwest announced a plan to repurchase and retire 2,285,280 shares, or approximately 10% of our outstanding common stock.  As of December 31, 2008, we had repurchased 1,559,432 shares of our common stock under this plan.  Cumulatively through December 31, 2008, we have repurchased 2,473,544 shares at an average price of $9.20 per share.  This represents 10.8% of the 22,852,800 shares that were issued when First Financial Northwest went public in October 2007. Subsequent to December 31, 2008 we repurchased the balance of the remaining shares under the plan and amended the plan to repurchase an additional 2,056,752 shares or approximately 10% of our outstanding common stock.

The following table sets forth First Financial Northwest=s repurchases of its outstanding common stock for the year ended December 31, 2008.

			Total Number	Maximum
			of Shares	Number
	Total		Purchased as	of Shares
	Number of	Average	Part of Publicly	to Be
	Shares	Price Paid	Announced	Purchased
Period	Purchased	per Share	Plans	Under the Plans

August 2008	483,987	$ 9.99	483,987	430,125

September 2008	402,983	10.52	402,983	27,142

October 2008 .	27,142	8.14	27,142	--

November 2008	1,060,854	8.45	1,060,854	1,224,426

December 2008	498,578	9.00	498,578	725,848

Total shares repurchased as of
December 31, 2008	2,473,544	$ 9.20	2,473,544	725,848

Subsequent to December 31, 2008, we repurchased the remaining 725,848 shares under the repurchase plan announced on November 5, 2008 at an average price per share of $8.28.   Subsequent to December 31, 2008, the plan was amended to repurchase an additional 2,056,752 shares or approximately 10% of our outstanding common stock.  As of February 27, 2009, 25,000 shares had been repurchased under the amended plan at an average price of $7.55.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on the Company=s Common Stock with the cumulative total return on the Russell 2000 Index, the Nasdaq Bank Index, and the SNL Thrift Index, a peer group index.  The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in First Financial Northwest=s common stock and each index was $100 on October 10, 2007, and is the base amount used in the graph.  The closing price of First Financial Northwest=s common stock on December 31, 2008 was $9.34.

	Period Ended
Index	10/10/07	12/31/07	03/31/08	06/30/08	09/30/08	12/31/08
First Financial Northwest, Inc.	100.00	83.89	80.14	85.31	89.36	81.63
NASDAQ Bank Index	100.00	85.52	81.85	65.86	77.90	65.06
Russell 2000	100.00	90.92	81.92	82.40	81.48	60.20
SNL Thrift Index	100.00	69.46	66.25	54.79	50.96	44.21

Item 6.  Selected Financial Data

The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and have been derived from our audited consolidated financial statements.  The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with AItem 7. Management's Discussion and Analysis of Financial Condition and Results of Operations@ and AItem 8. Financial Statements and Supplementary Data.@

	At December 31,
	2008	2007(3)	2006	2005(4)	2004
FINANCIAL CONDITION DATA:	(In thousands, except share data)

Total assets	$1,244,440	$1,140,888	$1,004,711	$879,650	$776,363
Investments available for sale	149,323	119,837	149,051	184,279	265,557
Investments held to maturity	--	80,410	86,786	86,663	88,512
Loans receivable, net (1)	1,035,181	880,664	700,328	540,695	384,128
Goodwill	14,206	14,206	14,206	13,754	--
Deposits	791,483	729,494	750,710	689,502	666,271
Advances from the Federal Home Loan Bank	156,150	96,000	147,000	90,000	17,000
Stockholders= equity	290,108	309,286	104,042	96,353	90,238
Book value per common share (2)	13.62	13.53	N/A	N/A	N/A

	Years Ended December 31,
OPERATING DATA:	2008	2007	2006	2005	2004
	(In thousands, except share data)

Interest income	$68,601	$66,569	$55,260	$40,285	$36,464
Interest expense	35,978	42,848	37,248	23,668	19,335

Net interest income	32,623	23,721	18,012	16,617	17,129
Provision for loan losses	9,443	6,000	320	137	--

Net interest income after
provision for loan losses	23,180	17,721	17,692	16,480	17,129

Noninterest income (expense)	200	589	(92)	354	400
Noninterest expense	14,687	25,969	8,384	4,739	3,782

Income before provision/(benefit) for federal income taxes	8,693	(7,659)	9,216	12,095	13,747
Provision for federal income tax expense (benefit)	4,033	(3,675)	2,128	3,021	3,692

Net income (loss)	$4,660	$ (3,984)	$ 7,088	$ 9,074	$10,055

Basic earnings (loss) per share (2)	$0.22	($0.51)	N/A	N/A	N/A

Diluted earnings (loss) per share (2)	$0.22	($0.51)	N/A	N/A	N/A
___________________
(1)           Net of allowances for loan losses, loans in process and deferred loan fees and costs.
(2)           First Financial Northwest completed the offering in connection with the mutual to stock conversion on October 9,
                2007.
(3)	Loss per share is calculated for the period from October 9, 2007 to December 31, 2007 the period for which First Financial Northwest was publicly-owned.
(4)
Our acquisition of Executive House was consummated on December 30, 2005 and the assets and liabilities of Executive House are included on our consolidated balance sheet at December 31, 2005. Results of operations of Executive House are not included in our consolidated financial statements for prior periods.

	At December 31,
OTHER DATA:	2008	2007	2006	2005	2004

Number of:
Loans outstanding	3,362	3,015	2,558	2,209	1,886
Deposit accounts	15,719	15,548	15,836	14,522	13,668
Full-service offices	1	1	1	1	1

	At or For the
	Years Ended December 31,
KEY FINANCIAL RATIOS:	2008	2007	2006	2005	2004

Performance Ratios:
Return (loss) on assets (1)(3)	0.39%	(0.37)%	0.75%	1.14%	1.35%
Return (loss) on equity (2)(3)	1.50	(2.59)	6.86	9.55	11.82
Equity to asset ratio (4)	25.70	14.37	10.89	11.94	11.40
Interest rate spread (5)	1.84	1.75	1.76	1.87	2.05
Net interest margin (6)	2.81	2.30	2.01	2.18	2.34
Tangible equity to tangible assets (7)	22.43	26.19	9.07	9.54	11.62
Average interest-earning assets to
average interest-bearing liabilities	131.20	113.48	106.05	109.94	111.38
Efficiency ratio (8)(9)	44.75	106.82	46.79	27.92	21.58
Noninterest expense as a
percent of average total assets (9)	1.22	2.42	0.88	0.60	0.51

Capital Ratios (10):
Tier I leverage	15.61	16.62	8.61	9.70	10.94
Tier I risk-based	23.04	24.84	14.23	15.70	23.72
Total risk-based	24.30	25.91	14.56	16.03	24.00

Asset Quality Ratios (11):
Nonaccrual and 90 days or more past due loans
as a percent of total loans	5.56	2.81	0.02	0.05	0.07
Nonperforming assets as a percent of total assets	4.71	2.19	0.02	0.03	0.03
Allowance for loan losses as a percent
of total loans	1.61	0.89	0.28	0.30	0.26
Allowance for loan losses as a percent
of nonperforming loans	28.96	31.83	1279.87	550.33	375.47

Net charge-offs to average
loans receivable, net	0.04	--	--	0.01	--
_______________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)
Noninterest expense in 2007 included a one-time expense for the establishment of the First Financial Northwest Foundation of $16.9 million.  Without this one-time expense, the return on assets for the year ended December 31, 2007 would have been 1.21% and return on equity for the same period would have been 8.41%.

(4)	Average equity divided by average total assets.
(5)	Difference between weighted-average yield on interest-earning assets and weighted-average cost on interest-bearing liabilities.
(6)	Net interest margin is calculated as net interest income divided by average interest-earning assets.
(7)	Tangible equity is equity less goodwill and other intangible assets.
(8)	The efficiency ratio represents the ratio of noninterest expense divided by the sum of net interest income and noninterest income.
(9)
Noninterest expense in 2007 included a one-time expense for the establishment of the First Financial Northwest Foundation of $16.9 million.  Without this one-time expense, the efficiency ratio for the year ended December 31, 2007 would have been 37.19% and noninterest expense as a percent of average total assets for this same period would have been 0.84%.

(10)	Capital ratios are for First Savings Bank only.
(11)	Nonaccrual and nonperforming loans/assets and total loans are calculated net of undisbursed funds.

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

Overview

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Kitsap and Snohomish counties, Washington through our full-service banking office.  We are in the business of attracting deposits from the public through our office and utilizing those deposits to originate loans. Historically, we have been a traditional fixed rate portfolio lender originating residential home loans. Our business strategy centers on the continued transition to commercial banking activities in order to expand our net interest margin. Since December 31, 2004 we have increased the amount of our construction/land development loans from 6.2% to 22.0% of our total loan portfolio at December 31, 2008 while reducing our one-to-four family residential loans from 56.9% to 45.1% over the same period. At December 31, 2008 our construction/land development loans totaled $250.5 million or 22.0% of our loan portfolio, substantially all which are short-term adjustable rate loans. In contrast, our residential mortgage loans, commercial real estate and multifamily loans are generally long term fixed rate loans.  We have not actively participated in traditional one-to-four family adjustable rate mortgages, which totaled $6.2 million at December 31, 2008.  Included in this portfolio are construction permanent loans which adjust based on prime during the construction phase but convert to a fixed rate loan upon completion, along with a limited number of seasoned residential loans.  We consider this an insignificant portion of our loan portfolio and do not promote this type of loan product, nor do we generally offer Ateaser@ rates.  Our loss history for this type of lending has been immaterial.

Prior to the latter half of 2007, real estate and home values increased substantially, as a result of the generally strong national economy, speculative investing, and aggressive lending practices that provided loans to marginal borrowers (generally termed as Asubprime@ loans).  The strong economy also resulted in strong increases in residential and commercial real estate values and commercial and residential construction.  The national residential lending market has since experienced worsening conditions in the last year as loan delinquencies and foreclosure rates have risen to unprecedented volumes. The national delinquency rate for one-to-four family residential loans 30 days or more delinquent was 7.0% and the percentage of loans on which foreclosure actions were started based on annualized third quarter of 2008 data was 4.3%, according to the National Delinquency Survey published by the Mortgage Bankers Association.  In addition, according to the Survey the national percentage of subprime mortgage loans in foreclosure was 12.6%.  Nationally, foreclosures and delinquencies are also being driven by investor speculation in the states of Arizona, California, Florida and Nevada, while job losses and depressed economic conditions in Indiana, Michigan and Ohio have resulted in the highest level of seriously delinquent loans. Louisiana and Mississippi also have high residential loan delinquencies as a result of hurricane Katrina-related economic factors.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our  loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.  Since First Savings Bank is liability-sensitive meaning its liabilities reprice at a faster rate than its interest-earning assets, the lower interest rate environment that we are currently experiencing has contributed to an improvement in our net interest rate spread and net interest margin.

Although historically our loan losses have been low, during 2008 our provision for loan losses totaled $9.4 million.  Of this amount, $4.5 million related to impaired loans in our residential construction/land development and one-to-four family loan portfolios related to specific borrowing relationships.  The balance of the provision was attributable to the change in the mix of our loan portfolio, the uncertain economy, and the increase in delinquencies among other factors.  We will continue to monitor our loan portfolio and make adjustments to our allowance for loan losses as we deem necessary.

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

Our employee stock ownership plan acquired 1,692,800 shares of First Financial Northwest common stock with a $16.9 million loan from First Financial Northwest that will be be repaid over 15 years, resulting in an annual pre-tax increase in compensation expense of approximately $1.1 million (assuming that the common stock maintains a value of $10.00 per share).   Our operating expense has increased as a result of this increase in compensation expenses associated with the allocation of employee stock ownership plan shares to employees.  The actual expense that will be recorded for the employee stock ownership plan will be determined by the market value of the shares of common stock as they are released to employees over the term of the loan.  Accordingly, increases in the stock price above $10.00 per share will increase the total employee stock ownership plan expense.  For the year ended December 31, 2008, we recorded additional pre-tax operating expense of $1.2 million as a result of increased compensation costs with respect to the implementation of our employee stock ownership plan.

In June 2008, after receiving shareholder approval, we implemented our stock-based incentive plans, which resulted in an increase in operating expenses.  In July 2008, stock options to purchase approximately 1.4 million shares of our common stock were issued to directors and employees of the Company at a weighted-average price of $9.78 per share.  The fair value of each option award was estimated on the date of grant using a Black-Scholes model using an annual dividend yield of 3.27%, expected volatility of 23.74%, a risk-free interest rate of 3.51% and an expected term of 6.5 years.  As a result, the corresponding annual pre-tax expenses associated with the stock option plan was $263,000.  In addition, under our stock-based incentive plan we awarded approximately 748,000 shares of restricted stock to eligible participants at a weighted-average price of $10.34 per share, which vest over a five-year period beginning at the grant date, and which will be expensed as the awards vest over the five year period.  For further information, see the AEmployee Benefit Plans@ note in the Notes to Consolidated Financial Statements included in Item 8 of this report on Form 10-K.

Our noninterest expenses decreased $11.3 million during the year ended December 31, 2008 as compared to 2007.  During 2007, a one-time contribution was made to the First Financial Northwest Foundation totaling $16.9 million.  Absent this one-time contribution, noninterest expenses for 2008 increased $5.6 million as compared to 2007.  During 2008, management focused on the development of the First Financial Northwest=s infrastructure as it related to staffing and systems.  This resulted in the additions of several key personnel during the year which included a new Chief Financial Officer, a Business Banking Manager, a Financial Analyst, and additional support staff.  Management believes these additions will position us for future growth.  Effective January 1, 2009 we also hired a Senior Vice President, Strategic Development to develop and execute a strategic plan for First Savings Bank.

Business Strategy

We are a community-oriented savings bank whose focus for the past several years has been primarily to gather deposits to fund a diversified mix of residential mortgage loans, commercial and multifamily real estate loans and construction/land development loans.

Our business strategy is to operate and grow First Savings Bank as a well-capitalized and profitable community bank, offering primarily one-to-four family mortgage loans, commercial and multifamily real estate loans and construction/land development loans along with a diversified array of deposits and other products and services to individuals and businesses in our market areas.  We intend to accomplish this strategy by leveraging our established name and franchise, capital strength and mortgage production capability by:

$	Capitalizing on our intimate knowledge of our local communities to serve the convenience and needs of customers, delivering a consistent and high-quality level of professional service;

$
Offering competitive deposit rates and developing customer relationships to expand our core deposits, diversify the deposit mix by growing lower cost deposits, attracting new customers and expanding the Company=s footprint in the geographical area it serves;

$	Manage our loan portfolio to minimize concentrations and diversify the types of loans within the portfolio;

$	Managing credit risk to minimize the risk of loss to the Bank, and interest rate risk to optimize our net interest margin; and

$	Improving our overall efficiency and profitability.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.  Our critical accounting policies are those related to our allowance for loan losses and deferred taxes.

Allowance for Loan Losses

Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances.  The formula allowance is determined by applying factors to our various groups of loans.  Management considers factors such as charge-off history, the prevailing economy, borrower=s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management=s experience level, our loan review system, the value of underlying collateral, the level of problem loans, business conditions and credit concentrations in assessing the allowance for loan losses.  The specific allowance component is created when management believes that the collectibility of a specific loan, such as a real estate, multifamily or commercial real estate loan, has been impaired and a loss is probable.  The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete, if any, and sell the property.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

Our Board of Directors approves the provision for loan losses on a quarterly basis.  The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.  For additional information see the section titled AWe may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations,@ within the section titled ARisks related to our Business.@

Goodwill

Goodwill represents the costs in excess of net assets acquired arising from the purchases of Executive House, Inc. in December 2005.  Goodwill is not amortized, but is reviewed for impairment and written down and charged to expense during the periods in which the recorded value is more than its fair value.  We evaluate any potential impairment of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill might be impaired at the First Financial Northwest level.  If First Financial Northwest's market capitalization (total common shares outstanding multiplied by the current stock price) exceeds the common book value, absent other indicators of impairments, goodwill is not considered impaired and no additional analysis is necessary.  Despite negative values in the above tests goodwill might not be considered impaired due to current market volatility and control purchase premiums in the banking industry.  However, an impairment may be recorded in the future if market capitalization continues to decrease.  Any potential non-cash goodwill impairment expense would not affect First Financial Northwest's regulatory capital ratios since goodwill is not included in the calculation.

Deferred Taxes

 Deferred tax assets arise from a variety of sources, the most significant being: a) expenses, such as our charitable contribution to the First Financial Northwest Foundation, that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) writedowns in the value of assets for book purposes that are not deductible for tax until the asset is sold or deemed worthless.

We record a valuation allowance to reduce our deferred tax assets to the amount which can be recognized in line with the relevant accounting standards.  The level of deferred tax asset recognition is influenced by management=s assessment of our historic and future profitability profile.  At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances.  In a situation where income is less than projected or recent losses have been incurred, the relevant accounting standards require convincing evidence that there will be sufficient future tax capacity.  See Federal Taxes on Income footnote included in the Notes to Consolidated Financial Statements.

Other-Than-Temporary Impairments In the Market Value of Investments

Declines in the fair value of any available for sale or held to maturity investment below their cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the investment to that of fair value.  A charge to earnings and an establishment of a new cost basis for the investment is made.  Unrealized investment losses are evaluated at least quarterly to determine whether such declines should be considered other-than-temporary and therefore be subject to immediate loss recognition in income.  Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the investment security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and First Financial Northwest has the intent and ability to hold the investment for a sufficient time to recover the carrying value.  An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer.  Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is other-than-temporary include ratings by recognized rating agencies; the extent and duration of an unrealized loss position; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts.  Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

General.  Our total assets increased $103.6 million, or 9.1%, to $1.2 billion at December 31, 2008 from $1.1 billion at December 31, 2007.  The asset growth resulted mainly from an increase in net loans receivable of $154.5 million. In January 2008, we elected to transfer our entire investments held to maturity portfolio to our investments available for sale portfolio.  The investments available for sale portfolio decreased $50.9 million or 25.4% as a result of the proceeds from the sale of $84.4 million of investments, principal repayments of $33.5 million and a $1.6 million charge taken for an other-than-temporary loss related to our AMF mutual fund investment.  Total liabilities increased $122.7 million or 14.8% to $954.3 million at December 31, 2008 from $831.6 million at December 31, 2007 primarily as a result of increases in deposits of $62.0 million and advances from the Federal Home Loan Bank of Seattle of $60.2 million. Stockholders= equity decreased $19.2 million or 6.2%.

Assets.  Total assets increased $103.6 million or 9.1% during the year ended December 31, 2008.  The following table details the changes in the composition of our assets from December 31, 2007 to December 31, 2008.

	Balance at December 31, 2008	Increase/(Decrease) from December 31, 2007	Percentage Increase/(Decrease)
	(Dollars in Thousands)

Cash on hand and in banks	$3,366	$(309)	(8.41)%
Interest-bearing deposits	600	(187)	(23.76)
Federal funds sold	1,790	(5,325)	(74.84)
Investments available for sale	149,323	29,486	24.61
Investments held to maturity	--	(80,410)	(100.00)
Loans receivable, net	1,035,181	154,517	17.55
Premises and equipment, net	13,026	(313)	(2.35)
Federal Home Loan Bank
stock, at cost	7,413	2,742	58.70
Accrued interest receivable	5,532	338	6.51
Deferred tax assets, net	9,266	2,173	30.64
Goodwill	14,206	--	--
Prepaid expenses and other assets	4,737	840	21.56
Total assets	$1,244,440	$103,552	9.08%

Cash on hand and in banks, interest-bearing deposits, and federal funds sold decreased $309,000, $187,000, and $5.3 million, respectively, from December 31, 2007, as these funds were used to fund the loan growth during the year ended December 31, 2008.

Loans receivable, net increased $154.5 million to $1.0 billion at December 31, 2008 from $880.7 million at December 31, 2007.  During the year ended December 31, 2008, we originated $144.1 million in one-to-four family mortgage loans.  We also originated $74.8 million and $33.2 million in commercial real estate and multifamily mortgages and $10.9 million in consumer loans.  Our construction/land development loan originations during the year were $33.3 million principally with the same builders we have done business with in the past.  Our loan growth during the year ended December 31, 2008 was partially offset by $159.0 million in principal repayments received during the year.

The combined portfolios of our investments available for sale and investments held to maturity, as noted above, decreased $50.9 million or 25.4% to $149.3 million at December 31, 2008 from $200.2 million at December 31, 2007. In January 2008, we elected to transfer our entire investments held to maturity portfolio to our investments available for sale portfolio. During the year ended December 31, 2008, we sold $82.8 million of investments.  Gross proceeds from the sales were $84.4 million with net gains of $1.6 million.  We recorded an other-than-temporary impairment charge during fiscal 2008 reducing the investment portfolio by $1.6 million.  For the year ended December 31, 2008, we purchased $64.4 million of Fannie Mae and Freddie Mac mortgage-backed securities and a Housing and Urban Development bond.

Our nonperforming loans increased to $58.6 million at December 31, 2008 from $25.0 million at December 31, 2007.  Of our nonperforming loans, $44.0 million are to nine residential builders for projects secured by real estate.  The undisbursed funds related to these loans totaled $14.5 million.  Of the $44.0 million in construction/land development nonperforming loans, $11.7 million is attributable to one builder of entry-level homes.  The remaining $32.3 million of these loans is comprised of loans to eight builders with the next largest nonperforming loan amount totaling $7.7 million.  The real estate securing these loans is predominately located in King and Pierce counties, Washington.  Nonperforming one-to-four family residential loans totaled $10.8 million at December 31, 2008.

These loans were primarily related to the same builders discussed above.  In addition, we also had $3.8 million in commercial real estate loans that were nonperforming, comprised of two office buildings and a warehouse which due to vacancies are experiencing cash flow issues.  The foregone interest during the year ended December 31, 2008 relating to all nonperforming loans, totaled $2.1 million.  We intend to work with our builders to reach acceptable payment plans while protecting our interests in the existing collateral.  In the event an acceptable arrangement cannot be reached, we may have to acquire these properties through foreclosure or other means and subsequently sell, develop, or liquidate them.

Management performs an impairment analysis on a loan when it determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled.  The analysis usually occurs when a loan has been negatively classified or placed on nonaccrual status.  If the current value, collateral value less costs to sell, of the impaired loan is less than the recorded investment in the loan, impairment is recognized by establishing a specific allocation of the allowance for loan losses for the loan or by adjusting an existing allocation.  Our analysis of the $44.0 million in nonperforming construction/land development loans resulted in a specific allocation of the allowance.  Based on our analysis of these loans, which included the review of either existing or updated appraisals as well as adjustments to those appraisals for deteriorating market conditions, we established an $8.5 million specific allowance for these loans.  We did not have any real estate owned at December 31, 2008 or 2007.

Deposits.  During the year ended December 31, 2008, deposits increased $62.0 million to $791.5 million at December 31, 2008.  The increase in deposits was the result of the current economic environment combined with our practice of competitively pricing our deposit products. Increases in certificate of deposit accounts of $103.1 million, savings accounts of $1.0 million and non-interest bearing accounts of $755,000 were partially offset by decreases in money market accounts of $40.3 million, and NOW accounts of $2.6 million.  The majority of the decrease in money market accounts was the result of transfers to certificate of deposit accounts within First Savings Bank Northwest.  First Savings Bank does not have any brokered deposits.

Advances.  We use advances from the Federal Home Loan Bank of Seattle as an alternative funding source to deposits to manage funding costs and reduce interest rate risk and to leverage our balance sheet.  The net effect was to fund increases in total interest-earning assets, thereby incrementally increasing our net interest income.  Total advances at December 31, 2008 were $156.2 million, an increase of $60.2 million, or 62.7%, from December 31, 2007.  The increase in advances was used to fund loan production.

Stockholders= Equity.  Total stockholders= equity decreased $19.2 million, or 6.2%, to $290.1 million at December 31, 2008 from $309.3 million at December 31, 2007.  The decrease was primarily a result of the repurchase of stock to fund the restricted stock portion of the equity incentive plan of $9.3 million and $13.5 million related to the repurchase and retirement of 1,559,432 shares of common stock.  The payment of cash dividends for the year ended December 31, 2008 totaled $5.1 million which was offset by net income of $4.7 million, the $2.1 million increase in accumulated other comprehensive income (loss), net and the decrease in unearned ESOP shares of $1.2 million.

Comparison of Operating Results for the Year Ended December 31, 2008 and December 31, 2007

General.  Our net income for the year ended December 31, 2008 was $4.7 million, compared to a net loss of $4.0 million for the prior year.  The $8.7 million increase in our net income was the result of an $8.9 million increase in net interest income, a $3.4 million increase in the provision for loan losses, a $389,000 decrease in total noninterest income, a decrease of $11.3 million in noninterest expense and an increase in the provision for federal income taxes of $7.7 million.

Net Interest Income.  Our net interest income increased $8.9 million for the year ended December 31, 2008 to $32.6 million, compared to $23.7 million for the year ended December 31, 2007 primarily as a result of the $167.5 million increase in our average loans receivable partially offset by a 79 basis point decrease in our average yield on our loan portfolio.  Total average interest-bearing liabilities decreased $22.7 million with the related average cost of funds decreasing 65 basis points for the year ended December 31, 2008 from the same period in

2007.  During the year, our average yield on interest-earning assets and our average cost of funds decreased 56 and 65 basis points, respectively, resulting in a nine basis point increase in our interest rate spread.

Interest Income.  Total interest income increased $2.0 million to $68.6 million for the year ended December 31, 2008 from $66.6 million for the year ended December 31, 2007.  The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the year ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008		2007		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income
	(Dollars in thousands)

Loans receivable, net	$962,152	6.27%	$794,610	7.06%	$4,195
Investments available for sale	158,667	4.68	132,217	4.50	1,476
Investments held to maturity	3,760	--	85,661	4.45	(3,808)
Federal funds sold and interest-bearing
deposits	30,409	2.66	12,451	5.30	150
Federal Home Loan Bank stock	5,539	0.85	4,671	0.60	19
Total interest-earning assets	$1,160,527	5.91%	$1,029,610	6.47%	$2,032

Interest income from loans increased $4.2 million during the year ended December 31, 2008 as compared to the prior year, principally as a result of a net increase in our loan portfolio.  Average net loans receivable at December 31, 2008 totaled $962.2 million as compared to $794.6 million at December 31, 2007.  During the year ended December 31, 2008, we also sold a portion of our investment portfolio, which generated $84.4 million in gross proceeds and contributed to the decline in interest income from investments.  We intend to continue to utilize excess liquidity to fund loan growth and purchase investments.  In addition, the yield on interest-earning assets declined 56 basis points to 5.91% for the year ended December 31, 2008 from 6.47% for the year ended December 31, 2007.  The decrease was a result of a general decline in interest rates for the year.

Interest Expense.  Total interest expense for the year ended December 31, 2008 was $36.0 million, a decrease of $6.9 million from the prior year.  The following table details average balances, cost of funds and the resulting increase in interest expense for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008		2007		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense
	(Dollars in thousands)

NOW accounts	$10,353	0.71%	$33,780	0.95%	$(247)
Statement savings accounts	11,685	1.75	14,217	1.75	(44)
Money market accounts	129,486	2.09	188,805	4.18	(5,177)
Certificates of deposit	609,152	4.70	521,126	5.06	2,275
Advances from the Federal Home Loan Bank	123,886	3.51	149,365	5.37	(3,677)
Total interest-bearing liabilities	$884,562	4.07%	$907,293	4.72%	$(6,870)

The average balance of total interest-bearing liabilities decreased to $884.6 million at December 31, 2008 compared to $907.3 million at December 31, 2007, a decrease of $22.7 million.  The average balance of advances from the Federal Home Loan Bank decreased $25.5 million at December 31, 2008 compared to December 31, 2007.

The average cost of advances and the related interest expense decreased 186 basis points and $3.7 million, respectively. Our average balance in advances from the Federal Home Loan Bank decreased primarily because our loan volume for the year ended December 31, 2008 was $296.3 million as compared to $434.4 million for the year ended December 31, 2007.  Deposit interest expense decreased $3.2 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The average balance of money market accounts decreased $59.3 million to $129.5 million at December 31, 2008 compared to $188.8 million at December 31, 2007. The average balance of certificates of deposit increased $88.0 million at December 31, 2008 to $609.2 million from $521.1 million at December 31, 2007. The average cost of certificates of deposit decreased 36 basis points reflecting the lower interest rate environment during the year.  The majority of the decrease in money market accounts was transfers to certificate of deposit accounts within First Savings Bank because our certificate of deposit products were priced higher than our money market products.  The remaining growth in our certificates of deposit was the result of higher interest rates offered relative to other investment products in the current interest rate environment.

Provision for Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances.  The formula allowance is determined by applying factors to our various groups of loans.  Management considers factors such as charge-off history, the prevailing economy, borrower=s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements= experience level, our loan review system and the value of underlying collateral in assessing the allowance for loan losses.  The specific allowance component is created when management believes that the collectibility of a specific loan, such as a real estate, multifamily or commercial real estate loan, has been impaired and a loss is probable.  The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete, if any, and sell the property.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

The allowance for loan losses was $17.0 million or 1.6% of total loans outstanding, net of undisbursed funds at December 31, 2008 as compared to $8.0 million or 0.9% of total loans outstanding, net of undisbursed funds at December 31, 2007.

A provision for loan losses of $9.4 million was recorded for the year ended December 31, 2008. The comparable provision for loan losses for the year ended December 31, 2007 totaled $6.0 million.  As of December 31, 2008 nonperforming loans, net of undisbursed funds, totaled $58.6 million as compared to $25.0 million at December 31, 2007. Of our nonperforming assets, $44.0 million related to the construction/land development loan portfolio, primarily located in King and Pierce Counties and $3.8 million relate to the commercial real estate loan portfolio.  The construction/land development loans are to homebuilders whose sales have been affected by the current credit tightening.  The builder that was identified in the fourth quarter of 2007 who was experiencing financial difficulties continues to make progress in advancing on his projects as well as making some housing sales.  The outstanding loan balance net of undisbursed funds for this relationship totaled $25.2 million at December 31, 2008.  The Bank believes by working with these builders it can minimize the loss exposure.

Although we believe that we used the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  In addition, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstance differ substantially from the assumptions used in determining the allowance.

We believe that the allowance for loan losses as of December 31, 2008 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of First Savings Bank=s allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

	At or For the Years Ended
	December 31,
	2008	2007
	(Dollars in thousands)

Provision for loan losses	$9,443	$6,000
Net charge-offs	$432	$--
Allowance for loan losses	$16,982	$7,971
Allowance for loan losses as a percentage of total loans
outstanding at the end of the year, net of
undisbursed funds	1.61%	0.89%
Allowance for loan losses as a percentage of
nonperforming loans at the end of the year, net of
undisbursed funds	28.96%	31.83%
Total nonaccrual loans and loans 90 days or more past due
net of undisbursed funds	58,642	25,042
Nonaccrual loans and loans 90 days or more past due as
a percentage of total loans net of undisbursed funds	5.56%	2.81%
Total loans receivable net of undisbursed funds	$1,055,011	$891,811
Total loans originated	$296,300	$434,427

Noninterest Income.  Noninterest income decreased $389,000 or 66.0% to $200,000 for the year ended December 31, 2008 from the year ended December 31, 2007.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2008	Increase/(Decrease) from December 31, 2007	Percentage Increase/(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$84	$6	7.69%
Loan service fees	269	(70)	(20.65)
Gain on sale of investments	1,606	1,606	100.00
Other-than-temporary impairment
on investments	(1,640)	(1,640)	100.00
Mortgage servicing rights, net	(238)	93	28.10
Other	119	(384)	(76.34)
Total noninterest income	$200	$(389)	(66.04)%

The decrease in noninterest income for the year ended December 31, 2008 was primarily a result of other noninterest income decreasing $384,000 for the year ended December 31, 2008 from the year ended December 31, 2007.  The difference was primarily attributable to proceeds of $374,000 on a one-time payment due from an insurance policy First Savings Bank owned on one of its former officers which was received in 2007.

Noninterest Expense.  Noninterest expense decreased $11.3 million during the year ended December 31, 2008 to $14.7 million, from $26.0 million for the year ended December 31, 2007.  A one-time charge for our contribution totaling $16.9 million to the First Financial Northwest Foundation was made as part of our conversion to a stock-owned company in 2007; and no such contribution was made in 2008.  The following table provides a detailed analysis of the changes in the components of noninterest expense:
	Year Ended December 31, 2008	Increase/(Decrease) from December 31, 2007	Percentage Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$9,208	$3,825	71.06%
Occupancy and equipment	1,188	128	12.08
Professional fees	1,477	858	138.61
Data processing	486	18	3.85
Marketing	243	(31)	(11.31)
First Financial Northwest
Foundation contribution	--	(16,928)	(100.00)
Office supplies and postage	183	(11)	(5.67)
Regulatory fees and deposit
insurance premiums	522	396	314.29
Bank and ATM charges	146	(98)	(40.16)
Other	1,234	561	83.36
Total noninterest expense	$14,687	$(11,282)	(43.44)%

Compensation and benefits expenses increased $3.8 million to $9.2 million for the year ended December 31, 2008 as compared to $5.4 million for the same period a year ago.  The majority of the increase in compensation and benefits was attributable to the establishment of First Financial Northwest=s equity compensation plans, a general increase in salaries, and the continued improvement in the depth and quality of our staff and our overall infrastructure and the hiring of an additional 22 full time employees.  The equity compensation plans include First Financial Northwest=s employee stock ownership plan and the 2008 Equity Incentive Plan.  In July 2008, stock options to purchase approximately 1.4 million shares of our common stock were issued to our directors and employees at a weighted-average price of $9.78 per share.  In addition, under our stock-based incentive plan we awarded approximately 748,000 shares of restricted stock to eligible participants, which will be expensed as the awards vest over five years.  See the AEmployee Benefit Plans@ note included in the Notes to Consolidated Financial Statements contained herein for further information.

Professional fees increased $858,000 for the year ended December 31, 2008 from the previous fiscal year primarily as a result of our incurring expenses related to the additional reporting requirements and internal control compliance required by us as a publicly-owned company.  Since 2008 was the first complete year of being a publicly-owned company, we incurred expenses for the filing of all three quarterly filings on Form 10-Qs along with this filing on Form 10-K.  In addition we incurred professional expense for stockholder related matters such as press releases, a stockholders= meeting, etc.  Also during 2008 we incurred costs to implement and comply with the Sarbanes-Oxley Act regarding internal controls.  A portion of the expenses related to the Sarbanes-Oxley implementation were one-time charges totaling approximately $84,000.  A one-time contribution totaling $16.9 million for the First Financial Northwest Foundation was made as part of our conversion to a stock-owned company in 2007, no such contribution was made in 2008.

Federal Income Tax Expense.  Federal income tax expense increased $7.7 million to $4.0 million for the year ended December 31, 2008 as compared to a tax benefit of $3.7 million for the comparable period in 2007.  The increase was mainly due to the $1.1 million deferred tax valuation allowance related to the charitable contribution and the capital loss on the mutual fund.

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

Loans receivable, net increased $180.4 million to $880.7 million at December 31, 2007 from $700.3 million at December 31, 2006.  During the year ended December 31, 2007, we originated $118.6 million in one-to-four family mortgage loans.  We also originated $66.3 million and $10.0 million in commercial real estate and multifamily mortgages and $5.9 million in consumer loans.  Our construction/land development loan originations during the period were $233.7 million in line with our business strategy previously adopted.  The loan growth during the year ended December 31, 2007 was partially offset by $191.7 million in principal repayments received during the period.

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

Advances.  We use advances from the Federal Home Loan Bank of Seattle as an alternative funding source to deposits to manage funding costs and reduce interest rate risk and to leverage our balance sheet.  The net effect was to fund increases in total interest-earning assets, thereby incrementally increasing our net interest income.  Total advances at December 31, 2007 were $96.0 million, a decrease of $51.0 million, or 34.69%, from December 31, 2006.  This decrease was attributable to our utilization of funds received from our 2007 offering to reduce advances from the Federal Home Loan Bank of Seattle.

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

Net Interest Income.  Our net interest income increased $5.7 million for the year ended December 31, 2007 to $23.7 million, compared to $18.0 million for the year ended December 31, 2006 primarily as a result of the $172.4 million increase in our average loans receivable partially offset by a 30 basis point increase in our average cost of funds and a $63.8 million increase in our average interest-bearing liabilities.  During the year, our average yield on interest-earning assets and our average cost of funds increased 29 and 30 basis points, respectively, resulting in a one basis point decrease in our interest rate spread.

Interest Income.  Total interest income increased $11.3 million to $66.6 million for the year ended December 31, 2007 from $55.3 million for the year ended December 31, 2006.  The following table compares detailed average-earning asset balances, associated yields and resulting changes in interest income for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007		2006		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income
	(Dollars in thousands)

Loans receivable, net	$794,610	7.06%	$622,183	6.98%	$12,707
Investment securities available for sale	132,217	4.50	165,668	4.37	(1,284)
Investment securities held to maturity	85,661	4.45	86,854	4.40	(10)
Federal Home Loan Bank stock	4,671	0.60	4,671	0.11	23
Federal funds sold and interest-bearing
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

Interest Expense.  Total interest expense for the year ended December 31, 2007 was $42.8 million, an increase of $5.6 million from the prior year.  The following table details average balances, cost of funds and the resulting increase in interest expense for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
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

We used a consistent methodology in assessing the allowance for both 2007 and 2006.  However, for 2007 our assumptions were modified to place greater emphasis on our increasing construction/land development loan portfolio and the incremental risks associated with the increased lending activities.  We also reviewed the national trend of declining home sales with potential housing market value depreciation and our expanded position in construction/land development and commercial real estate lending.  The allowance for loan losses was $8.0 million or 0.89% of total loans net of undisbursed funds at December 31, 2007 as compared to $2.0 million, or 0.28% of total loans outstanding net of undisbursed funds at December 31, 2006.

The following table sets forth detailed activity and information related to our allowance for loan losses at the dates and for the periods indicated.

	At or For the Years Ended
	December 31,
	2007	2006
	(Dollars in thousands)

Provision for loan losses	$6,000	$320
Net charge-offs	$--	$--
Allowance for loan losses	$7,971	$1,971
Allowance for loan losses as a percentage of total loans
outstanding at the end of the year, net of undisbursed funds	0.89%	0.28%
Allowance for loan losses as a percentage of nonperforming
loans at the end of the year, net of undisbursed funds	31.83%	1279.87%
Total nonaccrual loans and loans 90 days or more past due,
net of undisbursed funds	$25,042	$154
Nonaccrual loans and loans 90 days or more past due as a
percentage of total loans, net of undisbursed funds	2.81%	0.02%
Total loans receivable, net of undisbursed funds	$891,811	$763,755
Total loans originated	$434,427	$312,922

Noninterest Income.  Noninterest income increased $681,000 or 740.22% to $589,000 for the year ended December 31, 2007 from the year ended December 31, 2006.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2007	Increase/(Decrease) from December 31, 2006	Percentage Increase/(Decrease)
	(Dollars in thousands)
Service fees and charges on
deposit accounts	$78	$5	6.85%
Loan service fees and charges	339	(81)	(19.29)
Gain on sale of investments	--	3	100.00
Mortgage servicing rights, net	(331)	316	48.84
Other	503	438	673.85
Total noninterest income	$589	$681	740.22%

Noninterest income related to mortgage servicing rights increased $316,000 for the year ended December 31, 2007 from the year ended December 31, 2006.  The primary difference was the result of a decrease of $321,000 in mortgage servicing amortization caused by the reduction in amortization expense for the period. Mortgage servicing rights are amortized in proportion to, and over, the estimated period the net servicing income will be collected.  The carrying value of mortgage servicing rights is evaluated quarterly in relation to estimated future cash flows to be received with amortization expense adjusted to reflect any change in valuation.

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

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin (otherwise known as net yield on interest-earning assets), and the ratio of average interest-earning assets to average interest-bearing liabilities.  Average balances have been calculated using either the average of the daily, weekly or monthly balances during the period depending on the availability of the applicable balances.  Management believes this method is not materially different from other methods of calculating average balances.  Interest and dividends are not reported on a tax equivalent basis.

	Years Ended December 31,
	2008			2007			2006
	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable, net (1)	$962,152	$60,318	6.27%	$794,610	$56,123	7.06%	$622,183	$43,416	6.98%
Investment securities available for sale	158,667	7,426	4.68	132,217	5,950	4.50	165,668	7,234	4.37
Investment securities held to maturity	3,760	--	--	85,661	3,808	4.45	86,854	3,818	4.40
Federal funds sold and interest-bearing
deposits	30,409	810	2.66	12,451	660	5.30	15,129	787	5.20
Federal Home Loan Bank stock	5,539	47	0.85	4,671	28	0.60	4,671	5	0.11
Total interest- earning assets	1,160,527	68,601	5.91	1,029,610	66,569	6.47	894,505	55,260	6.18

Noninterest earning assets	46,858			41,810			54,574

Total average assets	$1,207,385			$1,071,420			$949,079

Interest-bearing liabilities:
NOW accounts	$10,353	73	0.71%	$33,780	320	0.95%	$14,596	79	0.54%
Statement savings accounts	11,685	205	1.75	14,217	249	1.75	16,139	284	1.76
Money market accounts	129,486	2,706	2.09	188,805	7,883	4.18	201,109	8,367	4.16
Certificates of deposit	609,152	28,648	4.70	521,126	26,373	5.06	491,657	22,252	4.53
Total deposits	760,676	31,632	4.16	757,928	34,825	4.59	723,501	30,982	4.28

Advances from the Federal Home
Loan Bank	123,886	4,346	3.51	149,365	8,023	5.37	119,966	6,266	5.22

Total interest-bearing liabilities	884,562	35,978	4.07	907,293	42,848	4.72	843,467	37,248	4.42

Noninterest-bearing liabilities	12,567			10,165			2,287

Average equity	310,256			153,962			103,325

Total liabilities and equity	$1,207,385			$1,071,420			$949,079

Net interest income		$32,623			$23,721			$18,012
Interest rate spread			1.84%			1.75%			1.76%
Net interest margin (2)			2.81%			2.30%			2.01%
Ratio of average interest-
earning assets to average
interest-bearing liabilities		131.20%			113.48%			106.05%
___________________
(1)           The average loans receivable, net balances include nonaccruing loans.
(2)	Net interest margin, otherwise known as yield on interest-earning assets, is calculated as net interest income divided by average interest-earning assets.

Yields Earned and Rates Paid

The following table sets forth for the periods and at the dates indicated, the weighted-average yields earned on our assets, the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	At
	December 31,	Years Ended December 31,
	2008	2008	2007	2006
Weighted-average yield on:
Loans receivable, net	5.99%	6.27%	7.06%	6.98%
Investment securities available for sale	4.66	4.68	4.50	4.37
Investment securities held to maturity	--	--	4.45	4.40
Federal Home Loan Bank stock	--	0.85	0.60	0.11
Federal funds sold and interest-
bearing deposits	0.35	2.66	5.30	5.20
Total interest-earning assets	5.78	5.91	6.47	6.18

Weighted average rate paid on:
NOW accounts	0.72	0.71	0.95	0.54
Statement savings accounts	1.75	1.75	1.75	1.76
Money market accounts	1.97	2.09	4.18	4.16
Certificates of deposit	4.23	4.70	5.06	4.53
Total average deposits	3.80	4.16	4.59	4.28
Advances from Federal Home Loan Bank	3.25	3.51	5.37	5.22
Total interest-bearing liabilities	3.71	4.07	4.72	4.42

Interest rate spread (spread between weighted-
average rate on all interest-earning assets and all
interest-bearing liabilities)	2.07	1.84	1.75	1.76

Net interest margin (net interest income as a
percentage of average interest-earning assets)	N/A	2.81	2.30	2.01

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

	Year Ended December 31, 2008			Year Ended December 31, 2007
	Compared to December 31, 2007			Compared to December 31, 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(7,543)	$11,738	$4,195	$637	$12,070	$12,707
Investment securities available
for sale	286	1,190	1,476	171	(1,455)	(1,284)
Investment securities held to
maturity	(167)	(3,641)	(3,808)	44	(54)	(10)
Federal funds sold and interest-
bearing deposits with banks	(808)	958	150	23	--	23
Federal Home Loan Bank stock	14	5	19	12	(139)	(127)

Total net change in income on
interest-earning assets	(8,218)	10,250	2,032	887	10,422	11,309

Interest-bearing liabilities:
NOW accounts	(25)	(222)	(247)	138	103	241
Statement savings accounts	--	(44)	(44)	(1)	(34)	(35)
Money market accounts	(2,702)	(2,475)	(5,177)	39	(523)	(484)
Certificates of deposit	(2,206)	4,481	2,275	2,778	1,343	4,121
Advances from the Federal Home Loan Bank	(2,307)	(1,370)	(3,677)	224	1,533	1,757

Total net change in expense on
interest-bearing liabilities	(7,240)	370	(6,870)	3,178	2,422	5,600

Net change in net interest income	$(978)	$9,880	$8,902	$(2,291)	$8,000	$5,709

Asset and Liability Management and Market Risk

General.  Our Board of Directors has established an asset/liability management policy to guide management in maximizing net interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability.  The policy includes the use of an Asset/Liability Management Committee whose members include certain members of senior management.  The committee=s purpose is to communicate, coordinate and manage our asset/liability positions consistent with our business plan and Board-approved policies, as well as to price savings and lending products, and to develop new products.  The Asset/Liability Management Committee meets monthly to review various areas including:

$	economic conditions;

$	interest rate outlook;

$	asset/liability mix;

$	interest rate risk sensitivity;

$	current market opportunities to promote specific products;

$	historical financial results;

$	projected financial results; and

$	capital position.

The committee also reviews current and projected liquidity needs, although not necessarily on a monthly basis.  As part of its procedures, the Asset/Liability Management Committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution=s existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential change in market value of portfolio equity that is authorized by the Board of Directors.

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

The following table illustrates the change in the net portfolio value at December 31, 2008 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest movement.

				Net Portfolio as % of
Basis Point	Net Portfolio Value (2)			Portfolio Value of Assets		Market Value
Change in Rates (1)	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	of Assets(6)
	(Dollars in thousands)

+300	$190,688	$(86,630)	(31.24)%	17.10%	(6.99)%	$1,115,366
+200	218,901	(58,417)	(21.06)	18.97	(4.72)	1,153,834
+100	247,112	(30,206)	(10.89)	20.68	(2.44)	1,195,031
0	277,318	--	--	22.39	--	1,238,809
(100)	300,571	23,253	8.38	23.56	1.88	1,275,842
(200)	N/A	N/A	N/A	N/A	N/A	N/A
(300)	N/A	N/A	N/A	N/A	N/A	N/A

__________
(1)	The current federal funds rate is 0.25%, making a 200 and 300 basis point drop unlikely.
(2)
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

(3)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(4)	Calculated as the net portfolio value divided by the market value of assets (Anet portfolio value ratio@).
(5)
Calculated as the increase (decrease) in the net portfolio value ratio assuming the indicated change in interest rates over the estimated portfolio value of assets assuming no change in interest rates.

(6)
Calculated based on the present value of the discounted cash flows from assets.  The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

When interest rates decline by 100 basis points, our net interest income gradually increases because our earning assets are primarily long term fixed rate loans and the rate we earn decreases at a slower pace than the rate we pay on our interest-bearing liabilities (primarily borrowed funds).  Interest income would decrease on our interest-earning assets primarily because of increased prepayment risks that would emerge.  We expect that our interest expense would decrease proportionally to the decline in interest income because of the sensitivity of our short term borrowings from the Federal Home Loan Bank of Seattle which re-price daily and our money market liabilities which are tied to the 90 day U. S. Treasury bill rate.  Furthermore, the rate we pay on the majority of our deposits and on some borrowed funds cannot decline 100 basis points in the event of an immediate change in market interest rates, since most of our interest-bearing liabilities possess some term structures.

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

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation.  We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows.  On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities.  On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under ABusiness of First Savings Bank B Lending Activities.@  At December 31, 2008, the total approved loan origination commitments outstanding amounted to $14.6 million.  At the same date, the undisbursed portion of construction loans in process totaled $82.5 million and unused lines of credit were $6.7 million.  We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities.  Certificates of deposit scheduled to mature in one year or less at December 31, 2008 totaled $411.0 million.  Management=s policy is to maintain deposit rates at levels that are competitive with other local financial institutions.  Based on historical experience, we believe that a significant portion of maturing deposits will remain with First

Savings Bank.  In addition, we had the ability at December 31, 2008 to borrow an additional $268.7 million from the Federal Home Loan Bank of Seattle as a funding source to meet commitments and for liquidity purposes.  In addition, First Savings Bank has available lines of credit of $15.0 million with other financial institutions which could be used for liquidity.

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

On a quarterly basis, we estimate our liquidity sources and needs for the coming three-month, six-month, and one-year time periods.  Also, we determine funding concentrations and our need for sources of funds other than deposits.  This information is used by our Asset/Liability Management Committee in forecasting funding needs and investing opportunities.

Capital

Our total stockholders equity was $290.1 million at December 31, 2008.  Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain a Awell capitalized@ institution in accordance with regulatory standards.  As of December 31, 2008 First Savings Bank exceeded all regulatory capital requirements.  Regulatory capital ratios for First Savings Bank were as follows as of December 31, 2008: Total capital to risk-weighted assets was 24.30%; Tier I capital to risk-weighted assets was 23.04%; and Tier I capital to average assets was 15.61%.  The regulatory capital requirements to be considered well capitalized are 10%, 6%, and 5%, respectively. See AItem 1, Business B How We Are Regulated-Regulation and Supervision of First Savings Bank B Capital Requirements.@

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and the unused portions of lines of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised.  At December 31, 2008 and 2007, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  We evaluate each customer=s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.  The amount and type of collateral required varies, but may include real estate and income-producing commercial properties.  At December 31, 2008, commitments to originate loans, commitments under unused lines of credit, and undisbursed portions of construction loans in process, for which we were obligated amounted to approximately $14.6 million, $6.7 million and $82.5 million, respectively.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business.  There are currently no matters that in the opinion of management, which would have material adverse effect on First Financial Northwest=s consolidated financial position, results of operation, or liquidity.

Among our contingent liabilities are exposures to limited recourse arrangements with respect to sales of whole loans and participation interests.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at December 31, 2008.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$14,628	$14,628	$--	$--	$--
Unused portion of lines of credit	6,723	--	--	--	6,723
Undisbursed portion of construction
loans in process	82,541	62,575	9,361	10,270	335
Total commitments	$103,892	$77,203	$9,361	$10,270	$7,058

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

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board  issued Statement of Financial Accounting Standards No. 159, AThe Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159),@ which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur.  This Statement further establishes certain additional disclosure requirements.  We elected not to record any of our assets or liabilities at fair value under SFAS No. 159.  This Statement was effective for our financial statements for the year beginning on January 1, 2008.  The adoption of SFAS No. 159 did not have a significant impact on our consolidated financial statements.

On September 15, 2006, the Financial Accounting Standards Board  issued Statement of Financial Accounting Standards No. 157, AFair Value Measurements (SFAS 157).@   This statement defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements.  This statement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This statement was effective for our financial statements issued for the year beginning on January 1, 2008.  The adoption of SFAS No. 157 on January 1, 2008, did not have a significant impact on our consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (AFSP 157-3@).  FSP 157-3 clarifies the application of SFAS 157 in an inactive market.  FSP 157-3 addresses application issues such as how management=s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  FSP 157-3 was effective upon issuance.  The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained under "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations B Asset and Liability Management and Market Risk" of this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	85
Consolidated Balance Sheets as of December 31, 2008 and 2007	86
Consolidated Statements of Operations for the Years Ended
December 31, 2008, 2007, and 2006	87
Consolidated Statements of Stockholders Equity and Comprehensive Income (Loss) for the
Years Ended December 31, 2008, 2007 and 2006	88
Consolidated Statements of Cash Flows For the Years Ended
December 31, 2008, 2007 and 2006	89
Notes to Consolidated Financial Statements	91

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Northwest, Inc.:

We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and subsidiaries (Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Northwest, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Financial Northwest Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

March 9, 2009
Salt Lake City, Utah

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
 (Dollars in thousands, except share data)

	December 31,	December 31,
Assets	2008	2007

Cash on hand and in banks	$3,366	$3,675
Interest-bearing deposits	600	787
Federal funds sold	1,790	7,115
Investments available for sale	149,323	119,837
Investments held to maturity (fair value
of $0 and $81,545)	—	80,410
Loans receivable, net of allowance of $16,982 and $7,971	1,035,181	880,664
Premises and equipment, net	13,026	13,339
Federal Home Loan Bank stock, at cost	7,413	4,671
Accrued interest receivable	5,532	5,194
Deferred tax assets, net	9,266	7,093
Goodwill	14,206	14,206
Prepaid expenses and other assets	4,737	3,897
Total assets	$1,244,440	$1,140,888

Liabilities and Stockholders' Equity

Deposits	$791,483	$729,494
Advances from the Federal Home Loan Bank	156,150	96,000
Advance payments from borrowers for taxes
and insurance	2,745	2,092
Accrued interest payable	478	132
Federal income tax payable	336	726
Other liabilities	3,140	3,158
Total liabilities	954,332	831,602

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 21,293,368 and 22,852,800
shares at December 31, 2008 and December 31, 2007	213	229
Additional paid-in capital	202,167	224,181
Retained earnings, substantially restricted	102,358	102,769
Accumulated other comprehensive income (loss), net	887	(1,180)
Unearned Employee Stock Ownership Plan (ESOP) shares	(15,517)	(16,713)
Total stockholders' equity	290,108	309,286
Total liabilities and stockholders' equity	$1,244,440	$1,140,888

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
 (Dollars in thousands, except share data)

	Years Ended December 31,
	2008	2007	2006
Interest income
Loans, including fees	$60,318	$56,123		$43,416
Investments available for sale	6,799	5,950		7,234
Tax exempt investments available for sale	627	—		—
Investments held to maturity	—	334		225
Tax exempt investments held to maturity	—	3,474		3,593
Federal funds sold and interest-bearing deposits with banks	810	660		787
Dividends on Federal Home Loan Bank stock	47	28		5
Total interest income	$68,601	$66,569		$55,260
Interest expense
Deposits	31,632	34,825		34,825
Federal Home Loan Bank advances	4,346	8,023		6,266
Total interest expense	$35,978	$42,848		$37,248
Net interest income	32,623	23,721		18,012
Provision for loan losses	9,443	6,000		320
Net interest income after provision for loan losses	$23,180	$17,721		$17,692
Noninterest income (loss)
Net gain (loss) on sale of investments	1,606	—		(3)
Other-than-temporary impairment loss on investments	(1,640)	—		—
Other	234	589		(89)
Total noninterest income (loss)	$200	$589		$(92)
Noninterest expense
Salaries and employee benefits	9,208	5,383		5,331
Occupancy and equipment	1,188	1,060		1,092
Professional fees	1,477	619		237
Data processing	486	468		357
Contribution to First Financial Northwest Foundation	—	16,928		—
Other general and administrative	2,328	1,511		1,367
Total noninterest expense	$14,687	$25,969		$8,384
Income (loss) before provision for federal income taxes	8,693	(7,659)		9,216
Provision (benefit) for federal income taxes	4,033	(3,675)		2,128
Net income (loss)	$4,660	$(3,984)		$7,088
Basic earnings (loss) per share (1)	$0.22	$(0.51)	$	N/A
Diluted earnings (loss) per share (1)	$0.22	$(0.51)	$	N/A
___________________
(1) The Company completed its mutual to stock conversion on October 9, 2007.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
 (Dollars in thousands, except share data)

					Accumulated
			Additional		Other	Unearned	Total
		Common	Paid-in	Retained	Comprehensive	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	Income (Loss)	Shares	Equity
Balances at December 31, 2005	—	$—	$—	$99,665	$(3,312)	$—	$96,353
Comprehensive income:
Net income	—	—	—	7,088	—	—	7,088
Change is fair value of investments
available for sale, net of tax of $239	—	—	—	—	601	—	601
Total comprehensive income							7,689
Balances at December 31, 2006	—	$—	$—	$106,753	$(2,711)	$—	$104,042
Comprehensive loss:
Net loss	—	—	—	(3,984)	—	—	(3,984)
Change is fair value of investments
available for sale, net of tax of $790	—	—	—	—	1,531	—	1,531
Total comprehensive loss							(2,453)
Issuance of 22,852,800 shares of common stock
net of offering costs	22,852,800	229	224,184	—	—	—	224,413
Purchase of 1,692,800 ESOP shares	—	—	—	—	—	(16,928)	(16,928)
Allocation of 28,213 ESOP shares	—	—	(3)	—	—	215	212
Balances at December 31, 2007	22,852,800	$229	$224,181	$102,769	$(1,180)	$(16,713)	$309,286
Comprehensive income:
Net income	—	—	—	4,660	—	—	4,660
Change in fair value of investments
available for sale, net of tax of $1,086	—	—	—	—	2,067	—	2,067
Total comprehensive income							6,727
Cash dividend declared and paid ($0.24 per share)	—	—	—	(5,071)	—	—	(5,071)
Purchase and retirement	(1,559,432)	(16)	(13,439)				(13,455)
of common stock
Repurchase of 914,112 shares of stock for
equity incentive plan (1)	—	—	(9,292)	—	—	—	(9,292)
Compensation related to stock options
and restricted stock awards	—	—	760	—	—	—	760
Allocation of 112,853 ESOP shares	—	—	(43)	—	—	1,196	1,153
Balances at December 31, 2008	21,293,368	$213	$202,167	$102,358	$887	$(15,517)	$290,108

(1) Shares are held in trust and still outstanding
See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,660	$(3,984)	$7,088
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Provision for loan losses	9,443	6,000	320
Depreciation and amortization of
premises and equipment	739	726	749
Net amortization of premiums and
discounts on investments	687	1,113	1,325
ESOP expense	1,153	212	—
Charitable foundation donation	—	16,928	—
Compensation expense related to stock options and restricted stock awards	760	—	—
Net realized gain (loss) on investments
available for sale	(1,606)	—	3
Other-than-temporary impairment loss on investments	1,640	—	—
Mutual fund dividends	(132)	(302)	(259)
Loss from disposal of equipment	7	—	44
Deferred federal income taxes	(3,259)	(7,938)	(403)
Changes in operating
assets and liabilities:
Other assets	(840)	26	597
Accrued interest receivable	(338)	(484)	(292)
Accrued interest payable	346	(44)	51
Other liabilities	(18)	1,536	(401)
Federal income taxes	(390)	1,362	(1,163)
Net cash provided by operating activities	$12,852	$15,151	$7,659

Cash flows from investing activities:
Proceeds from sales of investments	84,386	—	3,505
Principal repayments on investments
available for sale	33,469	31,016	37,582
Principal repayments on investments
held to maturity	—	6,591	1,637
Purchases of investments available for sale	(64,367)	—	(5,921)
Purchases of investments held to maturity	—	(509)	(1,928)
Net increase in loans receivable	(163,960)	(186,336)	(159,953)
Purchases of Federal Home Loan Bank stock	(2,742)	—	—
Purchases of premises and equipment	(451)	(328)	(747)
Proceeds from sale of equipment	18	—	—
Net cash used by investing activities	$(113,647)	$(149,566)	$(125,825)

Balance, carried forward	$(100,795)	$(134,415)	$(118,166)

89                                                                                                                                          (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flow
 (In thousands, except share data)
	Years Ended December 31,
	2008	2007	2006
Balance, brought forward	$(100,795)	$(134,415)	$(118,166)
Cash flows from financing activities:
Net increase (decrease) in deposits	61,989	(21,216)	61,208
Advances from the Federal Home Loan Bank	200,150	278,000	72,000
Repayments of advances from the Federal Home
Loan Bank	(140,000)	(329,000)	(15,000)
Net increase in advance payments from borrowers
for taxes and insurance	653	987	438
Repurchase and retirement of common stock	(13,455)	—	—
Repurchase of stock for equity incentive plan	(9,292)	—	—
Dividends paid	(5,071)	—	—
Proceeds from stock offering, net of costs	—	190,558	—
Net cash provided by financing activities	$94,974	$119,329	$118,646

Net (increase) decrease in cash	(5,821)	(15,086)	480
Cash and cash equivalents:
Beginning of year	11,577	26,663	26,183
End of year	$5,756	$11,577	$26,663

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$35,632	$42,893	$37,196
Federal income taxes	$7,681	$2,902	$3,695
Noncash transactions:
Transfer from investments held to maturity to
investments available for sale	$80,410	$—	$—

Noncash Financing Activities:
During 2007, the Company issued 1,692,800 shares of its common stock to the Employee Stock Ownership Plan
(ESOP) and recorded a note receivable from the ESOP. The note receivable is shown as Unearned
ESOP shares in the Consolidated Balance Sheets, and is reduced by the dollar amount of the ESOP shares released annually per the loan amortization schedule.

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Description of Business

First Financial Northwest, Inc. (“First Financial Northwest” or the “Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or the “Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure, for further information see “Note 2 – Reorganization”.  The mutual to stock conversion was completed on October 9, 2007 through the sale and issuance of 22,852,800 shares of common stock by First Financial Northwest including 1,692,800 shares contributed to our charitable foundation, the First Financial Northwest Foundation, Inc. that was established in connection with the mutual to stock conversion.  First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank.  Accordingly, the information set forth herein, including the consolidated unaudited financial statements and related data, relates primarily to First Savings Bank.

First Savings Bank was organized in 1923 as a Washington state-chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state-chartered mutual savings bank in 1992.  In 2002, First Savings Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank and became the wholly-owned subsidiary of First Financial of Renton, Inc. In connection with the mutual to stock conversion, First Savings Bank changed its name to First Savings Bank Northwest.

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Kitsap and Snohomish counties, Washington through our full-service banking office located in Renton, Washington.  Our business strategy has included an emphasis on one-to-four family residential mortgage and commercial real estate lending.  In December 2005, we completed the acquisition of Executive House, Inc., a mortgage banking company.  During 2006 and 2007, we continued to operate Executive House as a separate subsidiary, primarily originating loans on behalf of First Savings Bank.  Effective January 1, 2008, the lending operations of Executive House were assumed by First Savings Bank, creating a commercial lending division within First Savings Bank while retaining Executive House’s construction/land development and commercial real estate lending emphasis.  First Savings Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family, multifamily, construction/land development, commercial real estate and consumer loans.

Segment Information

The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of attracting deposits from the general public and providing lending services. Substantially all income is derived from a diverse base of commercial, mortgage and consumer lending activities and investments.

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP).  In preparing the consolidated financial statements, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided.  Actual results could differ from these estimates.  The allowance for

91                                                                                                                                           (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan losses, goodwill, deferred tax assets valuation and fair values of financial instruments are particularly subject to change.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current consolidated financial statement presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits, and federal funds sold.

An average cash reserve balance is required to be maintained with the Federal Reserve Bank. For the years ended December 31, 2008 and 2007, adequate levels of cash were maintained to meet the Federal Reserve Bank requirement.

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

Investments held to maturity are recorded at cost and adjusted for amortization of premiums or accretion of discounts using the interest method. Investments available for sale consist primarily of mortgage-backed investments and are carried at fair value.  Unrealized gains and losses on investments available for sale are excluded from earnings and are reported in other comprehensive income net of applicable taxes.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The estimated fair value of investments is based on quoted market value prices for investments traded in the public marketplace or dealer quotes.  Mortgage-backed investments represent participation interest in pools of first mortgage loans originated and serviced by the issuers of the investments.

Premiums and discounts are amortized using the level-yield method over the remaining period to contractual maturity, included in net investment income.

Declines in the fair value of any available for sale or held to maturity investment below their cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the investment to that of fair value.  A charge to earnings and an establishment of a new cost basis for the investment is made.  Unrealized investment losses are evaluated at least quarterly to determine whether such declines should be considered other-than-temporary and therefore be subject to immediate loss recognition in income.  Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the investment security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and ability to hold the investment for a sufficient time to recover the carrying value.  An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer.  Other factors that may be considered in determining whether a decline in the value of either a debt or an
92                                                                                                                                            (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity security is other-than-temporary include ratings by recognized rating agencies; the extent and duration of an unrealized loss position; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts.  Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

Loans Receivable and Loans Held for Sale

Loans are recorded at their outstanding principal balance adjusted for charge-offs, the allowance for loan losses and net deferred fees or costs.  Interest on loans is calculated using the simple interest method based on the month end balance of the principal amount outstanding and is credited to income as earned.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in the process of collection.  Consumer and other loans are typically managed in the same manner. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is doubtful.

All interest accrued but not collected on loans that are placed on nonaccrual is reversed against interest income.  The interest on these loans is accounted for on the cash-basis until qualifying for return to accrual.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans held for sale are carried at the lower of amortized cost or market value.  At origination or anytime management determines the loan will not be held to maturity, the loan is classified as held for sale.  Factors that management may utilize to determine if a loan will not be held to maturity are: liquidity needs, economic forecasts and the loan type.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans and factors such as the nature and volume of the loan portfolio, historical loss considerations, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

93                                                                                                                                           (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured by the fair value method on a loan-by-loan basis except for smaller balance homogeneous loans which are collectively evaluated for impairment.

When a loan is identified as impaired, we measure the impairment based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral.  In these cases we use an observable market price or current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows.

If we determine that the value of the impaired loan is less than the recorded investment in the loan, we recognize impairment through an allowance estimate or a charge-off to the allowance.

Loan Fees

Loan origination fees and certain origination costs are deferred and amortized as an adjustment of the yield of the loans over their contractual lives, using the effective interest method.  In the event loans are sold, the deferred net loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans.

Mortgage Banking Operations

The Company periodically sells mortgage loans on a servicing retained basis. Income from mortgage loans brokered to other lenders is recognized in income on date funding is received and assignment made.

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

Federal Home Loan Bank Stock

The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost.

At December 31, 2008, no other-than-temporary impairment of FHLB stock was recorded as a result of the FHLB of Seattle’s current undercapitalization position.

94                                                                                                                                            (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the costs in excess of net assets acquired arising from the purchase of Executive House, Inc. Goodwill is not amortized, but is reviewed for impairment and written down and charged to expense during the periods in which the recorded value is more than its fair value. The Company evaluates any potential impairment of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill might be impaired at the Company level and First Savings Bank level.  If the Company’s market capitalization (total common shares outstanding multiplied by the current stock price) exceeds the common book value, absent other indicators of impairment, goodwill is not considered impaired and no additional analysis is necessary.  Despite negative values in the above tests, the Company does not consider its goodwill impaired as of December 31, 2008 due to current market volatility and control purchase premiums in the banking industry.  Should the Company’s market capitalization continue to decrease, an impairment may be recorded in the future.  Any potential non-cash goodwill impairment expense would not affect the Company’s regulatory capital ratios since goodwill is not included in the calculation. The Company has evaluated goodwill and concluded there is no goodwill impairment for the years ended December 31, 2008 or 2007.

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Federal Income Taxes

The Company files a consolidated Federal income tax return. Income taxes are accounted for using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the periods in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) as described below, FIN 48 did not have a significant impact on the Company’s financial position or results of operations.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement

                                                                                                                                95                                                                                                                                           (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2008 and 2007, we had an insignificant amount of unrecognized tax benefits, none of which would affect the effective tax rates if recognized.  The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in Federal income tax expense in the Consolidated Statements of Operations.  The amount of interest and penalties for the year ended December 31, 2008 was immaterial.  The Company and its wholly-owned subsidiaries file consolidated U.S. Federal income tax returns.  The tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2007, 2006, and 2005.

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

Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  As ESOP shares are committed to be released they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding.  The basic EPS calculation excludes the dilutive effect of all common stock equivalents.  Diluted earnings per share reflects the weighted-average potential dilution that could occur if all potentially dilutive securities or other commitments to issue common stock were exercised or converted into common stock using the treasury stock method.  Earnings per share are only computed for the year ended December 31, 2008 and the period October 9, 2007 through December 31, 2007, as no shares were outstanding before that period.

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

 Fair Value of Financial Instruments

Statement of Financial Accounting Standards Number 157, Fair Value Measurements (“SFAS No. 157”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.

SFAS No. 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates

                                                                                                                                                            96                                                                                                                                      (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

about market data. The three levels for measuring fair value are based on the reliability of inputs and are as follows:

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.  Valuation adjustments and block discounts are not applied to instruments utilizing Level 1 inputs.  Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Assets utilizing Level 1 inputs include exchange-traded equity securities.  Our mutual fund investment utilizes a Level 1 input.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

Assets and liabilities utilizing Level 2 inputs include U.S. treasury and agency securities, mortgage-backed securities and municipal bonds.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets utilizing Level 3 inputs include impaired loans.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  Accordingly, the degree of judgment that we use to determine fair value is greatest for instruments categorized in Level 3.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon our own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.  See Note 10 – Fair Values of Assets and Liabilities for a discussion of the basis for our assets measured at fair value.

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

  97                                                                                                                                            (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 - Reorganization

On November 15, 2006, and as subsequently amended on April 18, 2007, July 18, 2007, and July 31, 2007, the Board of Directors of First Financial Holdings, MHC approved a plan of conversion and reorganization pursuant to which First Financial Holdings, MHC would convert from a mutual holding company to a stock holding company.  The conversion to a stock holding company was approved by the depositors and borrowers of First Savings Bank, the Office of Thrift Supervision (“OTS”) and the Washington State Department of Financial Institutions and included the filing of a registration statement with the Securities and Exchange Commission.  Upon the completion of the conversion and reorganization on October 9, 2007, First Financial Holdings, MHC and First Financial of Renton, Inc. ceased to exist as separate legal entities and First Financial Northwest, Inc. became the holding company for First Savings Bank. At the time of the conversion, First Savings Bank of Renton changed its name to First Savings Bank Northwest.  First Savings Bank along with First Financial Diversified Corporation became wholly owned subsidiaries of First Financial Northwest, Inc. On October 9, 2007, the Company also issued and sold shares of capital stock to eligible depositors and borrowers of First Savings Bank.

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

98                                                                                                                                            (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 – Investments Available for Sale

Investments available for sale are summarized as follows:

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and
related investments:
Fannie Mae	$65,991	$799	$(47)	$66,743
Freddie Mac	59,296	844	(28)	60,112
Ginnie Mae	7,858	11	(177)	7,692
Tax exempt municipal bonds	4,206	16	(523)	3,699
Taxable municipal bonds	652	—	(41)	611
U.S. Government agencies	5,344	511	—	5,855
Mutual fund (1)	4,611	—	—	4,611
	$147,958	$2,181	$(816)	$149,323

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and
related investments:
Fannie Mae	$66,594	$73	$(1,029)	$65,638
Freddie Mac	36,794	34	(638)	36,190
Ginnie Mae	10,116	20	(79)	10,057
U.S. Government agencies	2,001	3	—	2,004
Mutual fund (1)	6,120	—	(172)	5,948
	$121,625	$130	$(1,918)	$119,837

(1) The fund invests primarily in private label securities backed by or representing an interest in mortgages or domestic residential housing or manufactured housing with additional investments in U.S. Government or agency securities.

In May 2008 the Board of Trustees of the AMF Ultra Short Mortgage Fund (“Fund”) (a mutual fund) decided to activate the Fund’s redemption–in-kind provision because of the uncertainty in the mortgage-

99                                                                                                                                           (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

backed securities market.  The activation of this provision has limited the options available to the shareholders of the Fund with respect to liquidating their investments.  Only the Fund may repurchase the shares as per the terms of the mutual fund.  The Fund is currently closed to any new investors, which means no new investors may buy shares in the Fund.  Existing participants are allowed to redeem and receive up to $250,000 in cash per quarter or may receive 100% of their investment in “like kind” securities equal to their proportional ownership in the Fund (i.e. ownership percentage in the fund times the market value of each of the approximately 120 securities).  For the year ended December 31, 2008, the Company recognized a $1.6 million pre-tax charge for the other-than-temporary decline in fair value.  As required by SFAS 115, when a decline in fair value below cost is deemed to be other-than-temporary, the unrealized loss must be recognized as a charge to earnings.

The amortized cost and estimated fair value of investments available for sale at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the investment may have call or prepay options with or without call or prepayment penalties.

	December 31, 2008
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$6,631	$6,676
Due after one year through five years	7,493	7,609
Due after five years through ten years	43,683	44,293
Due after ten years	90,151	90,745
	$147,958	$149,323

Investments with a market value of $14.8 million and $10.7 million were pledged as collateral for public deposits at December 31, 2008 and 2007, respectively, which exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission.  Under current Washington State law, in order to participate in the public funds program the Bank is required to pledge 10% of the public deposits it holds in the form of eligible securities.  The Bank is a participant in the Thrift Collateral Pool.  Should any participant within this pool fail and not have sufficient collateral to honor the public deposits it holds, each participant within the Pool would be required to cover the shortfall.  The Bank’s maximum liability is limited to 10% of the public funds it holds.  To date there have been no failures in the Pool that required the Bank to cover a shortfall.

100                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of available for sale investments were as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Proceeds	$84,386	$—	$3,505
Gross gains	1,715	—	—
Gross losses	109	—	3

The tax (benefit) expense related to these net realized gains and losses was $562,000, $0, and ($1,000), respectively.

Note 4 – Investments Held to Maturity

In January 2008, the Company elected to transfer its entire investments held to maturity portfolio to its investments available for sale portfolio.  There were no investments held to maturity at December 31, 2008.

The amortized cost and estimated fair value of investments held to maturity were as follows:
	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Tax exempt municipal bonds	$73,912	$1,385	$(278)	$75,019
Taxable muncipal bonds	1,659	3	(6)	1,656
U.S. Government agencies	3,931	46	(1)	3,976
Mortgage-backed and related
investments:
Fannie Mae	907	—	(14)	893
Other investments	1	—	—	1
	$80,410	$1,434	$(299)	$81,545

There were no investment sales from the held to maturity portfolio during the years ended December 31, 2008, 2007 and 2006.

               101                                                                                                                                        (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Other-than-Temporary Impairment of Investments

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Fannie Mae	$8,961	$(41)	$1,424	$(6)	$10,385	$(47)
Freddie Mac	1,366	(11)	1,125	(17)	2,491	(28)
Ginnie Mae	4,543	(135)	2,322	(42)	6,865	(177)
Municipal bonds	34	(2)	3,593	(562)	R	(564)
	$14,904	$(189)	$8,464	$(627)	$23,368	$(816)

	December 31, 2007
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Fannie Mae	$77	$—	$58,890	$(1,043)	$58,967	$(1,043)
Freddie Mac	—	—	32,921	(638)	32,921	(638)
Ginnie Mae	—	—	3,807	(79)	3,807	(79)
Mutual fund	—	—	6,120	(172)	6,120	(172)
Municipal bonds	2,254	(145)	11,768	(138)	14,022	(283)
U.S. Government agencies	—	—	1,016	(2)	1,016	(2)
	$2,331	$(145)	$114,522	$(2,072)	$116,853	$(2,217)

On a quarterly basis, the Company makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  The Company considers many factors including the severity and duration of the impairment, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in securities gains (losses).  Gross unrealized losses at December 31, 2008 and 2007, were primarily caused by interest rate changes.  The Company has reviewed these securities in accordance with its accounting policy for other-than-temporary impairment and recorded $1.6 million of impairment losses because of the decline in the market value of the AMF Ultra Short Mortgage Fund during the year ended December 31, 2008 due to the severity and duration of the decline in the market value.  The Company does not consider any other securities to be other-than-temporarily impaired.  However, additional other-than-temporary impairments may occur in future periods if there is not recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit characteristics, additional other-than-temporary impairments may occur in future periods.  The Company had no investments at December 31, 2007 with other-than-temporary impairments.

102                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Loans Receivable, Net

Loans receivable, net, consist of the following:

	December 31,
	2008	2007
	(In thousands)
One-to-four family residential	$512,446	$424,863
Multifamily residential	100,940	76,039
Commercial real estate	260,727	204,798
Construction/land development	250,512	288,378
Home equity	12,566	6,368
Savings account	205	127
Other	156	177
	$1,137,552	$1,000,750
Less:
Loans in process	82,541	108,939
Deferred loan fees	2,848	3,176
Allowance for loan losses	16,982	7,971
	$1,035,181	$880,664

At December 31, 2008 and 2007 there were no loans classified as held for sale.

The Bank originates both adjustable and fixed interest rate loans. The composition of loans receivable was as follows:

December 31, 2008
Fixed Rate		Adjustable Rate
		Term to Rate
Term to Maturity	Book Value	Adjustment	Book Value
	(In thousands)
Due within one year	$9,914	Due within one year	$246,253
After one year through three years	64,641	After one year through three years	11,588
After three years through five years	137,510	After three years through five years	2,250
After five years through ten years	444,864	After five years through ten years	1,536
Thereafter	218,493	Thereafter	503
	$875,422		$262,130

December 31, 2007
Fixed Rate		Adjustable Rate
		Term to Rate
Term to Maturity	Book Value	Adjustment	Book Value
	(In thousands)
Due within one year	$12,060	Due within one year	$304,888
After one year through three years	20,679	After one year through three years	6,660
After three years through five years	49,568	After three years through five years	768
After five years through ten years	404,401	After five years through ten years	2,142
Thereafter	197,104	Thereafter	2,480
	$683,812		$316,938

103                                                                                                                                            (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of the adjustable rate construction loans are tied to the prime rate as published in the Wall Street Journal.  The remaining adjustable rate loans have interest rate adjustment limitations and are generally indexed to either the national average mortgage contract interest rate for major lenders on the purchase of previously occupied homes or the monthly weighted-average cost of funds for eleventh district savings institutions, both as published by the FHLB of Seattle.  Future market factors may affect the correlation of the interest rate adjustment with the rates the Bank pays on the short-term deposits that have been primarily utilized to fund these loans.

The activity in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Balance at beginning of year	$7,971	$1,971	$1,651
Provision for loan losses	9,443	6,000	320
Charge-offs	(432)	—	—
Balance at end of year	$16,982	$7,971	$1,971

Nonperforming loans, net of undisbursed funds, were $58.6 million and $25.0 million at December 31, 2008, and 2007, respectively.  Included in nonperforming loans for these periods were $66.3 million and $30.7 million in gross loans or $52.5 million and $23.5 million in loans, net of loans in process, at December 31, 2008 and 2007, respectively, considered to be impaired.  There were no impaired loans at December 31, 2006. Foregone interest on nonaccrual loans for the years ended December 31, 2008, 2007 and 2006 was $2.1 million, $391,000 and $4,000, respectively.  Loans committed to be advanced in connection with impaired loans at December 31, 2008 was $13.8 million.

The following is a summary of information pertaining to impaired and nonaccrual loans:

	Years Ended December 31,
	2008	2007
	(In thousands)

Impaired loans with a valuation allowance	$52,533	$23,481
Valuation allowance related to impaired loans	(8,537)	(4,500)
Net impaired loans	43,996	18,981
Nonaccrual loans not considered impaired	4,005	1,561
Total nonaccrual loans, net of valuation allowance for impaired loans	$48,001	$20,542

	2008	2007

Total loans past due 90-days or more and still accruing interest	$2,104	$—
Average investment of impaired loans	$35,967	$—
Interest income recognized on impaired loans	$—	$—

104                                                                                                                                            (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of the Bank’s executive officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties is summarized as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)
Balance at beginning of year	$1,197	$1,017
Additions	32	239
Repayments	(62)	(59)
Balance at end of year	$1,167	$1,197

Note 7 - Commitments and Guarantees

Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions.  These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee.  The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon.  Unfunded commitments to extend credit totaled $14.6 million at December 31, 2008.  Fixed rate commitments totaled $10.4 million (interest rates from 5.0% to 7.5%).

Prior to being acquired, Executive House sold loans without recourse that may have to be subsequently repurchased due to defects in the origination process of the loan.  The Bank typically guarantees to cover investor losses should origination defects occur.  The defects are categorized as willful misstatement and fraud.  When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred.  If an origination defect is identified, the Bank is required to either repurchase the loan or indemnify the investor for losses sustained if the investor has sold the property.  If there are no defects found in the origination process, the Bank has no commitment to repurchase the loan. As of December 31, 2008 the total principal balance of loans serviced for other investors, without recourse under these guarantees totaled $52.5 million.  The Bank had no reserves as of December 31, 2008 to cover its loss exposure to loans sold without recourse.  Management considers the loss potential not to be probable and not estimatable as the sold loans are well seasoned and continue to perform in accordance with their contractual agreements.

Note 8 - Accrued Interest Receivable

Accrued interest receivable consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Loans receivable	$4,763	$4,068
Investments	769	1,114
Interest-bearing deposits	—	12
	$5,532	$5,194

105                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Land	$1,914	$1,914
Buildings and improvements	10,875	10,880
Construction in progress	231	—
Furniture, fixtures, and equipment	2,948	2,794
	15,968	15,588
Less accumulated depreciation
and amortization	(2,942)	(2,249)
	$13,026	$13,339

Note 10 – Fair Values of Assets and Liabilities

Statement of Financial Accounting Standards (SFAS) No. 157 which defines fair value, establishes a consistent framework for measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS No. 157 among other things requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

106                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the balances of assets measured at fair value on a recurring basis.

	Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments	$149,323	$4,611	$144,712	$-
Mortgage servicing rights (included in prepaid
expenses and other assets)	788	-	-	788
Total	$150,111	$4,611	$144,712	$788

The table below presents the balances of assets measured at fair value on a nonrecurring basis.

Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In thousands)
Impaired loans including undisbursed but committed funds
(included in loans receivable, net)	$57,775	$-	$-	$57,775

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

MSRs are recorded as separate assets through the purchase of the rights or origination of mortgage loans that are sold with servicing rights retained.  Originated MSRs are recorded based on quoted market prices, other observable market data, or on the estimated discounted cash flows if observed market prices are not available.  MSRs are amortized in proportion to, and over, the estimated period the net servicing income will be collected.  Key assumptions included in the model are prepayment and discount rates, estimated costs of servicing, other income, and other expenses.  On a regular basis MSRs are evaluated for any changes to the assumptions used in the model.  There have been no lower of cost or market adjustments of MSRs because of a change in the fair value for the year ended December 31, 2008.

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

Note 11 - Federal Home Loan Bank Stock and Advances

The FHLB functions as a central reserve bank providing credit for member financial institutions. Advances are made pursuant to several different programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s equity or on the FHLB’s assessment of the institution’s creditworthiness.  At December 31, 2008 and 2007, the Bank maintained credit facilities with the FHLB for $424.8 million and $331.8 million with an outstanding balance of $156.2 million and $96.0 million, respectively.

107                                                                                                                                        (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During its corporate restructure the FHLB created an excess stock pool which reflects stock held by member institutions but unused to support their borrowings or other activities.  This excess stock can then be drawn upon by member institutions to support short term borrowings without purchasing additional stock.

As of December 31, 2008 and 2007, the Bank was required to maintain $6.9 million and $4.2 million, respectively, of $100 par value FHLB stock.  The Bank maintained $7.4 million and $4.7 million in FHLB stock at December 31, 2008 and 2007 relying on the excess stock pool to support its cash management advance.

As of December 31, 2008, the FHLB of Seattle was determined to be undercapitalized.  Under Federal Housing Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock.  As such, the FHLB of Seattle will not be able to redeem, repurchase or declare dividends on stock outstanding while the risk-based capital deficiency exits.  This is not expected to have a material effect on the Company’s financial position, liquidity or result of operations.

Outstanding advances consisted of the following:

December 31, 2008
Advance Type	Principal Balance	Maturity Date	Interest Rate
(Dollars in thousands)

Adjustable	$18,000	12/18/2009	0.63%
Fixed	10,000	11/19/2009	4.04%
Fixed	50,000	01/08/2010	3.65%
Fixed	50,000	01/07/2011	3.75%
Fixed	7,450	12/02/2013	3.38%
Fixed	20,000	12/18/2013	2.94%
Fixed	700	12/18/2013	2.64%
	$156,150

December 31, 2007
Advance Type	Principal Balance	Maturity Date	Interest Rate
(Dollars in thousands)

Adjustable	$86,000	12/19/2008	4.35%
Fixed	10,000	11/19/2009	4.04%
	$96,000

Note 12 – Borrowings

The Bank maintains lines of credit totaling $15.0 million with other financial institutions, which renew annually.  As of December 31, 2008 and 2007, there were no balances outstanding on these lines of credit.

108                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Deposits

Deposits consist of the following:

	December 31,
	2008	2007
	(In thousands)
Noninterest-bearing accounts	$2,407	$1,652
NOW accounts	9,859	12,428
Statement savings accounts	12,605	11,591
Money market accounts	121,164	161,433
Certificates of deposit	645,448	542,390
	$791,483	$729,494

Deposits December 31, 2008, scheduled maturities of certificates of deposit were as follows:

Years Ended
December 31,	Amount
(In thousands)
2009	$411,030
2010	144,742
2011	55,581
2012	33,531
2013	464
Thereafter	100
$645,448

Deposits at December 31, 2008 and 2007, include public funds of $81.7 million and $65.5 million, respectively.

Certificates of deposit of one hundred thousand dollars or more included in deposits at December 31, 2008 and 2007, were $421.2 million and $346.2 million, respectively.  Interest expense on these certificates totaled $18.0 million, $15.4 million, and $15.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Included in deposits are accounts of $2.5 million and $1.6 million at December 31, 2008 and 2007, respectively which are controlled by members of the Board of Directors and management.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
NOW accounts	$73	$320	$79
Statement savings accounts	205	249	284
Money market accounts	2,706	7,883	8,367
Certificates of deposit	28,648	26,373	22,252
	$31,632	$34,825	$30,982

109                                                                                                                                           (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Federal Taxes on Income

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Current	$7,292	$4,263	$2,531
Deferred	(3,259)	(7,938)	(403)
	$4,033	$(3,675)	$2,128

A reconciliation of the tax provision based on the statutory corporate rate of 35% in 2008 and 34% in 2007 and 2006 on pretax income is as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Income tax expense (benefit) at
statutory rate	$3,042	$(2,604)	$3,133
Income tax effect of:
Tax exempt interest, net	(178)	(966)	(1,002)
Change in valuation allowance	1,120	-	-
Other, net	49	(105)	(3)
Total income tax expense (benefit)	$4,033	$(3,675)	$2,128

110                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax asset, included in the accompanying consolidated balance sheets, consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Capital loss carryforward	$—	$4
Contribution to First Financial Northwest Foundation	4,659	5,265
Net unrealized gain on investments available for sale	—	608
Loan origination fees and costs	—	11
Allowance for loan losses	5,944	2,710
Deferred compensation	628	525
Reserve for uncollected interest	788	—
Other-than-temporary impairment loss on investments	574	—
Employee benefit plans	407	—
Deferred tax assets before valuation allowance	13,000	9,123
Valuation allowance	(1,120)	—
Total deferred tax assets	$11,880	$9,123

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	1,337	1,246
Loan origination fees and costs	28	—
Mortgage servicing rights	276	383
Net unrealized loss on investments available for sale	477	—
Other, net	496	401
Total deferred tax liabilities	$2,614	$2,030
Deferred tax assets, net	$9,266	$7,093

A valuation allowance of $1.1 million was established in 2008 to reflect management’s estimate of the temporary deductible differences related to the charitable contribution and the mutual fund writedowns that may expire prior to their utilization.  There was no valuation allowance established at December 31, 2007.  The increase in the valuation allowance on deferred tax assets from the year ended December 31, 2007 to the year ended December 31, 2008 was $1.1 million.  Management believes it is more likely than not that the Company will fully realize the net remaining deferred income tax assets at December 31, 2008 based upon future reversals of existing taxable temporary differences, tax paid in prior years and its current and expected future level of taxable income.

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves.  At December 31, 2008 and 2007, the Company had a taxable temporary difference of approximately $4.5 million that arose before 1988 (base year amount).  In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax liability has not been recognized for the temporary difference.  Management does not expect this temporary difference to reverse in the foreseeable future.

111                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Employee Benefit Plans

Pension Plans

The Company participates in a multiemployer noncontributory defined benefit pension plan covering substantially all employees after one year of continuous employment.  Pension benefits vest over a period of five years of credited service.  Total pension expense for the years ended December 31, 2008, 2007, and 2006 were $621,000, $503,000, and $417,000, respectively.  The Company’s policy is to fund pension costs as accrued.

The Company also has postemployment agreements with certain key officers to provide supplemental retirement benefits.  For the years ended December 31, 2008, 2007, and 2006, the plan premium cost to the Company was $57,000, $23,000, and $63,000, respectively.  Additionally, the Company recorded $185,000, $166,000, and $371,000 respectively of deferred compensation expense as of December 31, 2008, 2007, and 2006.

Savings Plans

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment.  Under the plan, employee contributions are fully matched up to 6% by the Company.  Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market, or fixed income plans.  The Company contributed $219,000, $167,000, and $118,000 to the plan for the years ended December 31, 2008, 2007, and 2006, respectively.

Employee Stock Ownership Plan

On October 9, 2007 the Company began an Employee Stock Ownership Plan (ESOP) for the benefit of substantially all employees.  The ESOP borrowed $16.9 million from the Company and used those funds to acquire 1,692,800 shares of the Company’s stock at the time of the initial public offering at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets.  Annual principal and interest payments of approximately $1.6 million are to be made by the ESOP.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market prices of the shares and the shares become outstanding for earnings per share (EPS) computations.  The compensation expense is accrued throughout the year.

During 2008, 112,853 shares with a fair value of $9.65 per share were released, resulting in ESOP compensation expense of $1.2 million.  Contributions to the ESOP for repayment of principal and interest were $1.6 million.

During 2007, 28,213 shares with a fair value of $9.84 per share, were released, resulting in ESOP compensation expense of $212,000.  Contributions to the ESOP for repayment of principal and interest were $406,000.

112                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares held by the ESOP are as follows:

	December 31,
	2008	2007
	(Dollars in thousands, except share data)

Allocated shares	141,066	21,533
Unallocated shares	1,551,734	1,671,267
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$14,493	$16,445

Stock-Based Compensation

In June 2008, the Company’s shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”).  The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.

Total compensation cost that has been charged against income for the Plan and the related income tax benefit was $762,000 and $267,000, respectively for 2008.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to its directors, advisory directors, officers and employees.  Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant.  These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years.  Any unexercised stock options will expire ten years after the grant date or 90 days after employment or service ends.  The Company has a policy of issuing new shares upon exercise.  At December 31, 2008, remaining options for 861,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the assumptions noted in the table below.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.  The Company uses historical data to estimate the forfeiture rate.  The expected volatility is generally based on the historical volatility of the Company’s stock price over a specified period of time.  Since the Company became a publicly-held company in October 2007, the amount of historical stock price information is limited.  As a result, the Company elected to use a weighted-average of its peers’ historical stock prices as well as the Company’s own historical stock prices to estimate volatility.  The Company bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant.  The Company elected to use the Staff Accounting Bulletin No. 107, “Share-Based Payments” permitted by the Securities and Exchange Commission to calculate the expected term.  This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between.

113                                                                                                                                        (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted during 2008 was determined using the following weighted-average assumptions as of the grant date.

Annual dividend yield	3.27%
Expected volatility	23.74%
Risk-free interest rate	3.51%
Expected term	6.5 years
Weighted-average grant date fair
value per option granted	$1.92

A summary of the Company’s stock option plan awards for the years ended December 31, 2008 follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term in Years	Value

Outstanding at the beginning of the year	-	$-
Granted	1,423,524	9.78
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2008	1,423,524	$9.78	9.50	$-

Expected to vest assuming a 3% forfeiture
rate over the vesting term	1,380,804	$9.78	9.50	$-

As of December 31, 2008, there was $2.4 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 4.5 years.  No shares were exercisable at December 31, 2008.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant.  The restricted stock awards’ fair value is equal to the value on the date of grant.  Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date.  At December 31, 2008, remaining restricted awards for 165,878 shares were available to be issued.  The 914,112 shares have been repurchased and are held in trust until they are issued in connection with the agreement.

114                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in the Company’s nonvested restricted stock awards for the period ended December 31, 2008 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
	(Dollars in thousands, except share data)
Nonvested at January 1, 2008	-	$-
Granted	748,234	10.34
Vested	-	-
Forfeited	-	-
Nonvested at December 31, 2008	748,234	$10.34

Expected to vest assuming a 3% forfeiture
rate over the vesting term	725,784

As of December 31, 2008 there was $7.0 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards.  The cost is expected to be recognized over the remaining weighted-average vesting period of 4.7 years.

Note 16 – Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share.  The Company completed its stock conversion on October 9, 2007.

		Period from
	Year Ended	October 9, 2007 Through
	December 31, 2008	December 31, 2007
	(Dollars in thousands, except share data)
Net income (loss)	$4,660	$(10,744)
Weighted-average common shares outstanding	21,080,514	21,160,256
Basic earnings (loss) per share	$0.22	$(0.51)
Diluted earnings (loss) per share	$0.22	$(0.51)

All outstanding stock options were not considered in computing dilutive earnings per common share for 2008 because they were antidilutive.  At December 31, 2007 the Company did not have any additional potential dilutive common shares issuable under the Plan.

Note 17 - Regulatory Capital Requirements

Under Washington State law, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.

Pursuant to minimum capital requirements of the FDIC, First Savings Bank Northwest is required to maintain a leverage ratio (capital to assets ratio) of 4% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8% respectively. As of December 31, 2008 and 2007, First Savings Bank was classified as a “well capitalized” institution under the criteria established by the FDIC.  There are no conditions or events since that notification that management believes have changed the Bank’s classification as a well capitalized institution.

115                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual capital amounts and ratios are presented in the following table:

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2008:
Total capital to risk-
weighted assets	$199,940	24.30%	$65,831	8.00%	$82,289	10.00%
Tier I capital
to risk-weighted assets	189,572	23.04	32,915	4.00	49,373	6.00
Tier I capital
to average assets	189,572	15.61	48,585	4.00	60,732	5.00
December 31, 2007:
Total capital to risk-
weighted assets	$192,784	25.91%	$59,522	8.00%	$74,403	10.00%
Tier I capital
to risk-weighted assets	184,843	24.84	29,761	4.00	44,642	6.00
Tier I capital
to average assets	184,843	16.62	44,498	4.00	55,623	5.00

Banking regulations generally restrict a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.

Note 18 – Subsequent Events

Subsequent to December 31, 2008, we repurchased the remaining 725,848 shares under the repurchase plan announced on November 5, 2008 at an average price per share of $8.28.  Subsequent to December 31, 2008, the plan was amended to repurchase an additional 2,056,752 shares or approximately 10% of our outstanding common stock.  As of February 27, 2009, 25,000 shares had been repurchased under the amended plan at an average price of $7.55.

Note 19 - Fair Value of Financial Instruments

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

116                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of financial instruments is as follows:
	December 31, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash on hand and in banks	$3,366	3,366	3,675	3,675
Interest-bearing deposits	600	600	787	787
Federal funds sold	1,790	1,790	7,115	7,115
Investments available for sale	149,323	149,323	119,837	119,837
Investments held to maturity	-	-	80,410	81,545
Loans receivable, net	1,035,181	1,029,293	880,664	869,103
Federal Home Loan Bank stock	7,413	7,413	4,671	4,671
Accrued interest receivable	5,532	5,532	5,194	5,194
Liabilities:
Deposits	146,035	146,035	187,104	187,104
Certificates of deposit	645,448	651,102	542,390	545,407
Advances from the Federal Home
Loan Bank	156,150	156,150	96,000	96,000
Accrued interest payable	478	478	132	132

Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments.

•
Financial instruments with book value equal to fair value:  The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value.

•
Investments:  The fair value of all investments excluding FHLB stock was based upon quoted market prices.  FHLB stock is not publicly-traded, however it may be redeemed on a dollar-for-dollar basis, for any amount the Company is not required to hold.  The fair value is therefore equal to the book value.

•
Loans receivable:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair value of the performing loans that do not reprice frequently is estimated using discounted cash flow analysis, using interest rates currently being offered or interest rates that would be offered for loans with similar terms to borrowers of similar credit quality.  The fair value of nonperforming loans is estimated using discounted cash flow analysis, based on applicable risk-adjusted spreads to the contractual interest rates applicable to each category of loan.

•
Liabilities:  The fair value of deposits with no stated maturity, such as statement, NOW, and money market accounts, is equal to the amount payable on demand.  The fair value of certificates of deposit is based on the discounted value of contractual cash flows.  The fair value of the FHLB advances approximates book value as the interest rate is comparable to interest rates currently available for similar debt instruments at December 31, 2008 and 2007.

•
Off balance sheet commitments:  No fair value adjustment is necessary for commitments made to extend credit, which represents commitments for loan originations or for outstanding commitments to purchase loans.  These commitments are at variable rates, are for loans with terms of less than one year and have interest rates which approximate prevailing market rates, or are set at the time of loan closing.

117                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business.  The fair value has not been estimated for assets and liabilities that are not considered financial instruments.

Note 20 - Parent Company Only Financial Statements

Presented below are the condensed balance sheets, statements of operations, and statements of cash flows for First Financial Northwest, Inc.

First Financial Northwest, Inc.
Condensed Balance Sheets

	December 31,
	2008	2007
	(In thousands)
Assets

Cash and cash equivalents	$37	$37
Interest-bearing deposits	70,539	101,155
Investment in First Savings Bank Northwest	204,744	198,095
Investment in First Financial Diversified, Inc.	9,727	4,531
Deferred tax assets, net	4,056	5,265
Receivable from subsidiaries	1,094	-
Other assets	14	508
Total assets	$290,211	$309,591
Liabilities and Stockholders' Equity
Liabilities:
Other liabilities	$103	$305

Stockholders' Equity	290,108	309,286
Total liabilities and stockholders' equity	$290,211	$309,591

118                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Financial Northwest, Inc.
Condensed Statements of Operations

		Period from
	Year Ended	October 9, 2007 through
	December 31, 2008	December 31, 2007
(In thousands)
Operating income:
Interest income:
Interest-bearing deposit with banks	$1,938	$1,189
Total operating income	1,938	1,189

Operating expenses:
Contribution to First Financial
Northwest Foundation	-	16,928
Other expenses	685	363
Total operating expenses	685	17,291

Income (loss) before provision for federal income taxes
and equity in undistributed earnings of subsidiaries	1,253	(16,102)
Provision for federal income tax expense (benefit)	1,414	(5,756)

Loss before equity in undistributed
earnings of subsidiaries	(161)	(10,346)
Equity in undistributed earnings (loss)
of subsidiaries	4,821	(398)
Net income (loss)	$4,660	$(10,744)

119                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Financial Northwest, Inc.
Condensed Statements of Cash Flows

	Year Ended	Period From October 9, 2007
	December 31, 2008	Through December 31, 2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$4,660	$(10,744)
Adjustments to reconcile net income to
net cash from operating activities:
Equity in undistributed earnings (loss)
of subsidiaries	(4,821)	398
Charitable foundation donation	-	16,928
Stock options and restricted stock expense	760	-
Change in deferred tax assets, net	1,209	(5,265)
Change in receivables from subsidiaries	(1,094)	-
Release of ESOP shares in excess of loan repayment	402	-
Change in other assets	494	(508)
Changes in other liabilities	(249)	305
Federal income taxes	47	-
Net cash provided by operating activities	1,408	1,114

Cash flows from investing activities
Dividends from holding companies subsequently
closed due to conversion	-	4,583
Repayments of ESOP loan	794	215
Investment in First Savings Bank Northwest	-	(95,278)
Investment in First Financial Diversified	(5,000)	-

Net cash used in investing activities	(4,206)	(90,480)

Cash flows from financing activities
Issuance of common stock, net of cost	-	190,558
Repurchase and retirement of common stock	(13,455)	-
Repurchase of stock for equity incentive plan	(9,292)	-
Dividends paid	(5,071)	-
Net cash provided (used) by financing activities	(27,818)	190,558

Net increase (decrease) in cash	(30,616)	101,192

Cash and cash equivalents at beginning of period	101,192	-
Cash and cash equivalents at end of year	$70,576	$101,192

Noncash Financing Activities:
During 2007, the Company issued 1,692,800 shares of common stock to the Employee Stock Ownership Plan (ESOP) and recorded a note receivable from the ESOP. The note receivable is shown as Unearned ESOP shares in the consolidated balance sheet.

120                                                                                                                                        (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 – Other Comprehensive Income (Loss)

The components of other comprehensive income and related tax effects are as follows:

	For the Years Ended December 31,
	2008	2007	2006
(In thousands)
Unrealized holding gains on
available for sale securities	$3,153	$2,321	$840

Tax effect	1,086	790	239

Net of tax amount	$2,067	$1,531	$601

The components of accumulated other comprehensive income, included in stockholders’ equity, are as follows:

	At December 31,
	2008	2007
	(In thousands)
Net unrealized gains (losses) on securities
available for sale	$1,365	$(1,788)

Tax effect	478	(608)

Net of tax amount	$887	$(1,180)

121                                                                                                                                         (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last two years:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share data)
2008
Total interest income	$17,269	$17,102	$17,295	$16,935
Total interest expense	9,108	9,037	8,964	8,869
Net interest income	8,161	8,065	8,331	8,066
Provision for loan losses	-	445	3,498	5,500
Net interest income after
provision for loan losses	8,161	7,620	4,833	2,566
Total noninterest income	1,363	(493)	343	(1,013)
Total noninterest expense	2,886	3,786	3,778	4,237
Income (loss) before provision for income taxes	6,638	3,341	1,398	(2,684)
Provision for federal income tax expense	2,166	1,119	443	305
Net income (loss)	$4,472	$2,222	$955	$(2,989)

Basic earnings (loss) per share	$0.21	$0.10	$0.04	$(0.14)
Diluted earnings (loss) per share	$0.21	$0.10	$0.04	$(0.14)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share data)
2007
Total interest income	$15,474	$16,100	$17,258	$17,737
Total interest expense	10,773	11,170	11,327	9,578
Net interest income	4,701	4,930	5,931	8,159
Provision for loan losses	600	375	225	4,800
Net interest income after
provision for loan losses	4,101	4,555	5,706	3,359
Total noninterest income	29	59	48	453
Total noninterest expense (2)	1,824	2,014	2,027	20,104
Income (loss) before provision for income taxes	2,306	2,600	3,727	(16,292)
Provision for federal income tax expense (benefit)	548	638	1,030	(5,891)
Net income (loss) (2)	$1,758	$1,962	$2,697	$(10,401)

Basic loss per share (1)	$ N/A	$ N/A	$ N/A	$(0.51)
Diluted loss per share (1)	$ N/A	$ N/A	$ N/A	$(0.51)

(1) Earnings (loss) per share is calculated for the period from October 9, 2007 to December 31, 2007 the period for which the Company was publicly-owned.
(2) The fourth quarter of 2007 was impacted by a one-time contribution of $16.9 million to the First Financial Northwest Foundation.

122                                                                                                                                        (Continued)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures

(i) Disclosure Controls and Procedures.

Our disclosure controls and procedures are designed to ensure that information First Financial Northwest must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the AExchange Act@), is recorded, processed, summarized, and reported on a timely basis.  Our management has evaluated, with the participation and under the supervision of our chief executive officer (ACEO@) and chief financial officer (ACFO@), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, our CEO and CFO have concluded that, as of such date, First Financial Northwest=s disclosure controls and procedures are effective in ensuring that information relating to First Financial Northwest, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC=s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(ii) Internal Control Over Financial Reporting.

(a) Management=s report on internal control over financial reporting.

First Financial Northwest's management is responsible for establishing and maintaining adequate internal control over financial reporting.  First Financial Northwest's internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements.  Nonetheless, all internal control systems, no matter how well designed, have inherent limitations.  Even systems determined to be effective as of a particular date can provide only reasonable assurance with respect to financial statement preparation and presentation and may not eliminate the need for restatements.

First Financial Northwest's management assessed the effectiveness of First Financial Northwest's internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2008, First Financial Northwest's internal control over financial reporting is effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2008, which is included in this Item 9A.

(b) Attestation report of the registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Northwest, Inc.:

    We have audited First Financial Northwest Inc.’s and subsidiaries (Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal controls over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Financial Northwest, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Financial Northwest Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 9, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Salt Lake City, Utah
March 9, 2009

(c) Changes in internal control over financial reporting.

There were no significant changes in the Company=s internal control over financial reporting during the Company=s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company=s internal control over financial reporting.

Item 9B.  Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2008 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information contained under the section captioned AProposal 1 -- Election of Directors@ is included in the Company's Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (AProxy Statement@) and is incorporated herein by reference.

For information regarding the executive officers of First Financial Northwest and the Bank, see the information contained herein under the section captioned AItem 1.  Business B Personnel B Executive Officers of the Registrant.@

Audit Committee Financial Expert

Our Audit Committee is composed of Directors Dr. Gary F. Kohlwes (Chairman), Gary F. Faull and Joann E. Lee.   Each member of the Audit Committee is Aindependent@ as defined in  listing standards of The Nasdaq Stock Market LLC.  Our Board of Directors has designated Director Joann E. Lee as the Audit Committee financial expert, as defined in the SEC's Regulation S-K.  Director Joann E. Lee is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Securities Exchange Act of 1934, as amended.

Code of Business Conduct and Ethics

 A copy of the Code of Business Conduct and Ethics, which was revised in March 2008, was filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2007 and also is available on our  website at www.fsbnw.com.

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

Compliance with Section 16(a) of the Exchange Act

The information contained under the section captioned "Section 16 (a) Beneficial Ownership Reporting
Compliance" is included in First Financial Northwest=s Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

The information contained under the sections captioned "Executive Compensation" and "Directors' Compensation" are included in First Financial Northwest's Proxy Statement and are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

The information contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" is included in First Financial Northwest's Proxy Statement and is incorporated herein by reference.

(b)	Security Ownership of Management.

The information contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" is included in First Financial Northwest's Proxy Statement and is incorporated herein by reference.

(c)           Changes In Control

First Financial Northwest is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of First Financial Northwest.

(d)           Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest's equity compensation plans as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2008 Equity Incentive Plan	1,423,524	$9.78	861,756

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,423,524	$9.78	861,756
____________
(1)
The restricted shares granted under the 2008 Equity Incentive Plan were purchased by First Financial Northwest in open market transactions, and subsequently issued to First Financial Northwest=s directors and certain employees on August 21, 2008 and September 10, 2008, respectively.  As of December 31, 2008, there were 748,234 restricted shares granted pursuant to the 2008 Equity Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information contained under the sections captioned "Meetings and Committees of the Board of Directors and Corporate Governance -- Corporate Governance -- Related Party Transactions" and "Meetings and Committees of the Board of Directors and Corporate Governance Matters -- Corporate Governance -- Director Independence" are included in First Financial Northwest's Proxy Statement and are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information contained under the section captioned "Independent Auditors and Related Fees" is included in First Financial Northwest's Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Bylaws of First Financial Northwest (1)
4	Form of stock certificate of First Financial Northwest(1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
10.7	2008 Equity Incentive Plan (3)
10.8	Forms of incentive and non-qualified stock option award agreements (4)
10.9	Form of restricted stock award agreement (4)
14	Code of Business Conduct and Ethics (5)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

______________
(1)	Filed as an exhibit to First Financial Northwest=s Registration Statement on Form S-1 (333-143549).
(2)	Filed as an exhibit to First Financial Northwest=s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
(3)	Filed as Appendix A to First Financial Northwest=s definitive proxy statement dated April 15, 2008.
(4)	Filed as an exhibit to First Financial Northwest=s Current Report on Form 8-K dated July 1, 2008.
(5)	Filed as an exhibit to First Financial Northwest=s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 10, 2009	By: /s/ Victor Karpiak
Victor Karpiak
Chairman of the Board, President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Victor Kariak	Chairman of the Board, President, and Chief	March 10, 2009
Victor Karpiak	Executive Officer
(Principal Executive Officer)

/s/Kari A. Stenslie	Chief Financial Officer	March 10, 2009
Kari A. Stenslie	(Principal Financial and Accounting Officer)

/s/Harry A. Blencoe	Director	March 10, 2009
Harry A. Blencoe

/s/Joann E. Lee	Director	March 10, 2009
Joann E. Lee

/s/Gary F. Kohlwes	Director	March 10, 2009
Gary F. Kohlwes

/s/Robert L. Anderson	Director	March 7, 2009
Robert L. Anderson

/s/Gerald Edlund	Director	March 10, 2009
Gerald Edlund

/s/Robert W. McLendon	Director	March 10, 2009
Robert W. McLendon

/s/Gary F. Faull	Director	March 10, 2009
Gary F. Faull

/s/William A. Longbrake	Director	March 8, 2009
William A. Longbrake

Exhibit Index

Exhibit No.	Description

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act