Form 10-Q
period 2009-03-31
First Financial Northwest, Inc.
filed 2009-05-11
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [ X ]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 6, 2009, 20,363,120 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

Item 1.  Consolidated Financial Statements (Unaudited)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31,	December 31,
Assets	2009	2008

Cash on hand and in banks	$2,532	$3,366
Interest-bearing deposits	31,776	600
Federal funds sold	3,105	1,790
Investments available for sale	140,644	149,323
Loans receivable, net of allowance of $14,294 and $16,982	1,031,186	1,035,181
Premises and equipment, net	13,182	13,026
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	5,794	5,532
Deferred tax assets, net	8,577	9,266
Goodwill	14,206	14,206
Prepaid expenses and other assets	3,367	4,737
Total assets	$1,261,782	$1,244,440

Liabilities and Stockholders' Equity

Deposits	$821,186	$791,483
Advances from the Federal Home Loan Bank	148,150	156,150
Advance payments from borrowers for taxes
and insurance	4,758	2,745
Accrued interest payable	494	478
Federal income tax payable	94	336
Other liabilities	3,736	3,140
Total liabilities	978,418	954,332

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 20,363,120 and
21,293,368 shares at March 31, 2009 and
December 31, 2008	204	213
Additional paid-in capital	195,110	202,167
Retained earnings, substantially restricted	101,887	102,358
Accumulated other comprehensive income, net of tax	1,398	887
Unearned Employee Stock Ownership Plan (ESOP) shares	(15,235)	(15,517)
Total stockholders' equity	283,364	290,108
Total liabilities and stockholders' equity	$1,261,782	$1,244,440

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

Three Months Ended
March 31,
2009	2008
Interest income
Loans, including fees	$15,123	$15,069
Investments available for sale	1,625	1,653
Federal funds sold and interest-bearing deposits with banks	2	536
Dividends on Federal Home Loan Bank stock	—	11
Total interest income	$16,750	$17,269
Interest expense
Deposits	7,329	8,079
Federal Home Loan Bank advances	1,246	1,029
Total interest expense	$8,575	$9,108

Net interest income	8,175	8,161
Provision for loan losses	1,544	—
Net interest income after provision for loan losses	$6,631	$8,161

Noninterest income
Net gain on sale of investments	76	1,373
Other	54	(10)
Total noninterest income	$130	$1,363

Noninterest expense
Salaries and employee benefits	3,039	1,761
Occupancy and equipment	350	294
Professional fees	307	295
Data processing	144	113
FDIC/OTS assessments	682	30
Other general and administrative	622	393
Total noninterest expense	$5,144	$2,886

Income before provision for federal income taxes	1,617	6,638
Provision for federal income taxes	421	2,166
Net income	$1,196	$4,472
Basic earnings per share	$0.06	$0.21
Diluted earnings per share	$0.06	$0.21

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Three Months Ended March 31, 2009
(Dollars in thousands, except share data)
(Unaudited)
					Accumulated
			Additional		Other	Unearned	Total
		Common	Paid-in	Retained	Comprehensive	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	Income, net of tax	Shares	Equity
Balances at December 31, 2008	21,293,368	$213	$202,167	$102,358	$887	$(15,517)	$290,108
Comprehensive income:
Net income	—	—	—	1,196	—	—	1,196
Change in fair value of investments
available for sale, net of tax of $276	—	—	—	—	511	—	511
Total comprehensive income							1,707
Cash dividend declared and paid ($0.085 per share)	—	—	—	(1,667)	—	—	(1,667)
Purchase and retirement of common stock	(930,248)	(9)	(7,524)	—	—	—	(7,533)
Compensation related to stock options
and restricted stock awards	—	—	515	—	—	—	515
Allocation of 28,212 ESOP shares	—	—	(48)	—	—	282	234
Balances at March 31, 2009	20,363,120	$204	$195,110	$101,887	$1,398	$(15,235)	$283,364

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,196	$4,472
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	1,544	—
Depreciation and amortization of premises and equipment	197	183
Net amortization of premiums and discounts on investments	146	157
ESOP expense	234	188
Compensation expense related to stock options and restricted stock awards	515	—
Net realized gain on investments available for sale	(76)	(1,373)
Mutual fund dividends	—	(69)
Loss from disposal of equipment	—	22
Deferred federal income taxes	412	178
Changes in operating assets and liabilities:
Other assets	1,370	(500)
Accrued interest receivable	(262)	279
Accrued interest payable	16	(48)
Other liabilities	596	1,670
Federal income taxes	(242)	1,088
Net cash provided by operating activities	$5,646	$6,247

Cash flows from investing activities:
Proceeds from sales of investments	6,853	62,551
Principal repayments on investments available for sale	7,215	8,868
Purchases of investments available for sale	(4,671)	(14,113)
Net increase (decrease) in loans receivable	2,451	(42,929)
Purchases of Federal Home Loan Bank stock	—	(179)
Purchases of premises and equipment	(353)	(22)
Net cash provided by investing activities	$11,495	$14,176

Balance, carried forward	$17,141	$20,423

Continued

FIRST FINANCIAL NORTHWEST, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Balance, brought forward	$17,141	$20,423
Cash flows from financing activities:
Net increase in deposits	29,703	35,771
Advances from the Federal Home Loan Bank	15,000	102,000
Repayments of advances from the Federal Home Loan Bank	(23,000)	(88,000)
Net increase in advance payments from borrowers for taxes and insurance	2,013	3,436
Repurchase and retirement of common stock	(7,533)	—
Dividends paid	(1,667)	—
Net cash provided by financing activities	$14,516	$53,207

Net increase in cash	31,657	73,630
Cash and cash equivalents:
Beginning of period	5,756	11,577
End of period	$37,413	$85,207

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,559	$9,155
Federal income taxes	$450	$900
Noncash transactions:
Transfer from investments held to maturity to
investments available for sale	$—	$80,410

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Description of Business

       First Financial Northwest, Inc. (“First Financial Northwest” or “the Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or the “Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure.  The mutual to stock conversion was completed on October 9, 2007 through the sale and issuance of 22,852,800 shares of common stock by First Financial Northwest including 1,692,800 shares contributed to our charitable foundation, the First Financial Northwest Foundation, Inc. that was established in connection with the mutual to stock conversion. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank.  Accordingly, the information presented in this Form 10-Q, including the consolidated unaudited financial statements and related data, relates primarily to First Savings Bank.

       First Savings Bank was organized in 1923 as a Washington state chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state chartered mutual savings bank in 1992.  In 2002, First Savings Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank and became the wholly-owned subsidiary of First Financial of Renton, Inc. In connection with the mutual to stock conversion in 2007, First Savings Bank changed its name to First Savings Bank Northwest.

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

Note 2 – Basis of Presentation

               The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.  In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been included.  All significant inter-company balances and transactions among the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expense. Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and goodwill.

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

Note 4 – Newly Issued But Not Yet Effective Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP Statement of Financial Accounting Standards (“SFAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP SFAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP SFAS 157-4 are effective for the interim period ending on June 30, 2009.  Management is currently evaluating the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

effect that the provisions of FSP SFAS 157-4 may have on our consolidated balance sheets and statements of income.

FSP SFAS 107-1 and Accounting Principals Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP SFAS 107-1 and APB 28-1 are effective for the interim period ending on June 30, 2009.  As FSP SFAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP SFAS 107-1 and APB 28-1 is not expected to affect our consolidated balance sheets and statements of income.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP SFAS 115-2 and SFAS 124-2 are effective for the interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP SFAS 115-2 and SFAS 124-2 may have on our consolidated balance sheets and statements of income.

Note 5 – Investment Securities Available for Sale

Investment securities available for sale are summarized as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and
related investments:
Fannie Mae	$58,587	$1,233	$(9)	$59,811
Freddie Mac	55,812	1,266	(2)	57,076
Ginnie Mae	7,256	35	(17)	7,274
Tax exempt municipal bonds	4,206	24	(454)	3,776
Taxable municipal bonds	652	—	(44)	608
U.S. Government agencies	7,367	298	—	7,665
Mutual fund (1)	4,611	—	(177)	4,434
	$138,491	$2,856	$(703)	$140,644

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

(1) The majority of the fund value is invested in U.S. Government or agency securities with additional holdings of private label securities backed by or representing interest in mortgages or domestic residential housing or manufactured housing.

In May 2008, the Board of Trustees of the AMF Ultra Short Mortgage Fund (“Fund”) (a mutual fund) decided to activate the Fund’s redemption-in-kind provision because of the uncertainty in the mortgage-backed securities market.  The activation of this provision has limited the options available to the shareholders of the Fund with respect to liquidating their investments.  Only the Fund may repurchase the shares in accordance with the terms of the Fund.  The Fund is currently closed to new investors, which means that no new investors may buy shares in the Fund.  Existing participants are allowed to redeem and receive up to $250,000 in cash per quarter or may receive 100% of their investment in “like kind” securities equal to their proportional ownership in the Fund (i.e. ownership percentage in the Fund times the market value of each of the approximately 120 securities).  Based on the quality of the collateral, its performance and the approximate one-year duration of the underlying assets of the Fund as well as the Fund’s performance for the three months ended March 31, 2009, we have classified the decrease in the value of the Fund as temporary.  This decrease is included in our other comprehensive income for the first quarter of 2009.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis.  We consider many factors including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades.  Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss in ”other-than-temporary loss on investments” on the income statement.  Gross unrealized losses of $703,000 during the three months ended March 31, 2009, were primarily due to interest rate changes, there has not been significant deterioration in the financial condition of the issuer and we have the intent and ability to hold the investment for a sufficient time to recover the carrying value.  We have reviewed these securities in accordance with our accounting policy for other-than-temporary impairment and concluded that the $177,000 pre-tax decline in the market value of the AMF Ultra Short Mortgage Fund, during the quarter ended March 31, 2009, was considered temporary due to the current uncertainty in the marketplace.  We do not consider any securities to be other-than-temporarily impaired.

During April 2009, additional guidance from the FASB was issued regarding other-than-temporary impairment which we will adopt in the second quarter of 2009.  The impact on our consolidated balance sheets and statements of income has not been determined at this time.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The amortized cost and estimated fair value of investments available for sale at March 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2009
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$6,606	$6,457
Due after one year through five years	5,784	5,875
Due after five years through ten years	39,555	40,471
Due after ten years	86,546	87,841
	$138,491	$140,644

Gross proceeds from the sales of investments available for sale during the three months ended March 31, 2009 were $6.9 million with gross gains of $76,000.  In January 2008, the Company elected to transfer its entire investments held to maturity portfolio to its investments available for sale portfolio. Subsequently, a portion of the tax-exempt municipal bond portfolio was sold.  Gross proceeds from the sales were $62.6 million with gross gains of $1.4 million and gross losses of $56,000.

Note 6 - Loans Receivable, Net

Loans receivable consist of the following:

	March 31,	December 31,
	2009	2008
	(In thousands)
One-to-four family residential (1)	$504,663	$512,446
Multifamily residential	103,886	100,940
Commercial real estate	259,925	260,727
Construction/land development	240,813	250,512
Home equity	12,698	12,566
Savings account	159	205
Other	216	156
	$1,122,360	$1,137,552
Less:
Loans in process	74,175	82,541
Deferred loan fees	2,705	2,848
Allowance for loan losses	14,294	16,982
	$1,031,186	$1,035,181

(1) Includes $216.4 million of non-owner occupied loans.

At March 31, 2009 and December 31, 2008 there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A summary of changes in the allowance for loan losses for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Balance at beginning of period	$16,982	$7,971
Provision for loan losses	1,544	—
Charge-offs	(4,232)	—
Balance at end of period	$14,294	$7,971

Nonaccrual, impaired and troubled debt restructured loans are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)

Impaired loans with a valuation allowance	$46,941	$52,533
Valuation allowance related to impaired loans	(5,187)	(8,537)
Net impaired loans	41,754	43,996
Nonaccrual loans not considered impaired	20,614	4,005
Total nonaccrual loans, net of valuation allowance for impaired loans	$62,368	$48,001

	March 31,	December 31,
	2009	2008
	(In thousands)

Total loans past due 90-days or more and still accruing interest	$12,657	$2,104
Average investment of impaired loans	$43,450	$35,967
Interest income recognized on impaired loans	$—	$—
Performing troubled debt restructured loans	$5,776	$2,226

      At March 31, 2009, the amounts committed to be advanced in connection with the troubled debt restructured and impaired loans totaled $13.1 million.

      Forgone interest on nonaccrual loans for the three months ended March 31, 2009 and 2008 was $1.1 million and $0, respectively.

Note 7 – Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. ESOP shares not committed to be released are not considered outstanding. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur if securities or other commitments to issue common stock were exercised or converted into common stock.  At March 31, 2009, all outstanding stock equivalents were determined to be antidilutive and accordingly were not included in the EPS calculation.  There were no outstanding stock equivalents at March 31, 2008.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

    The following table presents a reconciliation of the components used to compute basic and diluted earnings per share.

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands, except share data)
Net income	$1,196	$4,473
Weighted-average common shares outstanding	19,315,048	21,197,927
Basic earnings per share	$0.06	$0.21
Diluted earnings per share	$0.06	$0.21

Note 8 - Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”).  The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.

Total compensation cost that has been charged against income for the Plan and the related income tax benefit was $515,000 and $180,000, respectively for the three months ended March 31, 2009.  There were no similar costs for the three months ended March 31, 2008.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to its directors, advisory directors, officers and employees.  Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant.  These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date and a contractual life of ten years.  Any unexercised stock options will expire ten years after the grant date or 90 days after employment or service ends.  We have a policy of issuing new shares upon exercise.  At March 31, 2009, remaining options for 811,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the assumptions noted in the table below.  The dividend yield is based on the current quarterly dividend in effect at the time of the grant.  We use historical data to estimate the forfeiture rate.  The expected volatility is generally based on the historical volatility of our stock price over a specified period of time.  Since we became a publicly held company in October 2007, the amount of historical stock price information is limited.  As a result, we elected to use a weighted-average of our peers’ historical stock prices as well as our own historical stock prices to estimate volatility.  We base the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant.  We elected to use the Staff Accounting Bulletin 107, “Share-Based Payments” permitted by the Securities and Exchange Commission, to calculate the expected term due to the lack of historical exercise data.  This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The fair value of options granted during the first quarter of 2009 was determined using the following assumptions as of the grant date.

Annual dividend yield	4.07%
Expected volatility	38.82%
Risk-free interest rate	1.89%
Expected term	6.5 years
Weighted-average grant date fair
value per option	$2.15

A summary of our stock option plan awards for the quarter ended March 31, 2009 follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2009	1,423,524	$9.78	9.26	$-
Granted	50,000	8.35	9.81
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2009	1,473,524	$9.73	9.28	$-

Expected to vest assuming a 3% forfeiture
rate over the vesting term	1,429,304	9.73	9.28	$-

As of March 31, 2009, there was $2.4 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over the remaining weighted-average vesting period of 4.28 years.  No shares were exercisable at March 31, 2009.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant.  The restricted stock awards’ fair value is equal to the value on the date of grant.  Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date.  At March 31, 2009, remaining restricted awards for 133,878 shares were available to be used.  The 914,112 shares have been repurchased and are held in trust until they are issued in connection with the agreement.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A summary of changes in our nonvested restricted stock awards for the period ended March 31, 2009 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2009	748,234	$10.34
Granted	32,000	8.35
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2009	780,234	$10.26

Expected to vest assuming a 3% forfeiture
rate over the vesting term	756,824

As of March 31, 2009, there was $6.9 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards.  The cost is expected to be recognized over the remaining weighted-average vesting period of 4.44 years.

Note 9 – Segment Information

Our activities are considered to be a single industry segment for financial reporting purposes.  We are engaged in the business of attracting deposits from the general public and originating loans for our portfolio in our primary market area.  Substantially all income is derived from a diverse base of commercial and residential real estate loans, consumer lending activities and investments.

Note 10 – Fair Values of Assets and Liabilities

SFAS No. 157 defines fair value, establishes a consistent framework of measuring fair value under GAAP, and expands disclosure requirements about fair value measurements.  SFAS No. 157 among other things requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Valuation techniques are based upon observable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflects management's market assumptions.  These two types of inputs create the following fair value hierarchy:

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

•	Level 3 – Instruments whose significant value drivers are unobservable.

The table below presents the balances of assets measured at fair value on a recurring basis.

Fair Value Measurements at March 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In thousands)
Available for sale investments	$140,644	$4,434	$136,210	$-

The table below presents the balances of assets measured at fair value on a nonrecurring basis.

	Fair Value Measurements at March 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant	Total
	Fair Value	for Identical	Observable	Unobservable	Gains
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Losses)
	(In thousands)
Impaired loans including undisbursed but committed funds
of $13.1 million (included in loans receivable, net)	$54,867	$-	$-	$54,867	$(3,350)
Servicing rights (included in prepaid
expenses and other assets)	715	-	-	715	0
	$55,582	$-	$-	$55,582	$(3,350)

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

Servicing rights are recorded as separate assets through the purchase of the rights or origination of mortgage loans that are sold with servicing rights retained. Originated servicing rights are recorded based on quoted market prices, other observable market data, or on the estimated discounted cash flows if observed market prices are not available. Servicing rights are amortized in proportion to, and over, the estimated period the net servicing income will be collected. Key assumptions included in the model are prepayment and discount rates, estimated costs of servicing, other income, and other expenses. On a regular basis servicing rights are evaluated for any changes to the assumptions used in the model. There have been no lower of cost or market adjustments of servicing rights because of changes in the fair value during first quarter of 2009.  The change in fair value was due to amortization expense for the period.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 11 – Capital Improvements

During the second quarter of 2009 we began a capital improvement project which upon completion will contain our entire lending operations.  However, it required the demolition of a building which previously housed the Bank's back-office operations and most recently was used to support a portion of the loan origination process.  At March 31, 2009, the remaining net book value of the building and related fixtures was approximately $985,000.  The effect of this event will be a charge to operations in the second quarter of 2009 of approximately $640,000, net of tax.  The cost of construction of the new building, estimated at $8.5 million, will be captured in a construction-in-progress account until the building is ready for occupancy estimated to be in the second quarter of 2010.  At that time, the total cost will be transferred to the appropriate fixed asset accounts and depreciated over the estimated useful lives of the assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements:

Certain matters discussed in this Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our  Annual Report on  Form 10-K for the year ended December 31, 2008. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Overview

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington.  Our business strategy has included an emphasis on one-to-four family residential mortgage and commercial real estate lending.  First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family, multifamily, construction/land development, commercial real estate and consumer loans.

During the quarter ended March 31, 2009, our total gross loan portfolio decreased $15.2 million or 1.3% from December 31, 2008. Our one-to-four family residential loans decreased $7.8 million or 1.5% from December 31, 2008; multifamily loans increased $2.9 million or 2.9% while commercial real estate decreased $802,000 or 0.3% from December 31, 2008. Consumer loans increased $146,000 or 1.1% during the same period.  Construction/land development loans decreased $9.7 million or 3.9% from December 31, 2008.

Our loan policy limits the maximum amount of loans we can make to one borrower to 20% of First Savings Bank’s risk-based capital.  As of March 31, 2009, the maximum amount which we could lend to any one borrower was $40.1 million based on our policy.  Exceptions may be made to this policy with the prior approval of the Board of Directors if the borrower exhibits financial strength or compensating factors to sufficiently offset any weaknesses based on the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations and current payment habits.  The five largest borrowing relationships, as of March 31, 2009 and December 31, 2008, in descending order were:

	March 31, 2009			December 31, 2008
	Aggregate Amount		Number	Aggregate Amount		Number
Borrower	of Loans (1) (2)		of Loans	of Loans (1) (2)		of Loans

Real estate builder	$48.3	million	134	$47.3	million	131
Real estate builder	38.5	million	136	37.2	million	132
Real estate builder	29.2	million	112	29.0	million	103
Real estate builder	20.3	million (3)	84	25.2	million (5)	88
Real estate builder	19.5	million (4)	100	19.1	million (4)	100
Total	$155.8	million		$157.8	million
______________
(1) Net of undisbursed funds
(2) The collateral for the above loans consists of residential properties and developed land.
(3) Of this amount, $15.9 million is considered impaired loans.
(4) Of this amount, $7.7 million is considered impaired loans.
(5) Of this amount, $20.8 million is considered impaired loans.

All of the loans to these five builders have personal guarantees in place as an additional source of repayment, including those made to partnerships and corporations and the Bank is in the first lien position.  All of the properties securing these loans were in our geographic market area.

The following table details the breakdown of the types of loans to our top five builder relationships at March 31, 2009:

	Permanent		Permanent		Permanent
	One-to-Four Family		Multifamily		Commercial
	Residential Loans		Loans		Loans		Construction/		Aggregate Amount
Borrower	(Rental Properties)		(Rental Properties)		(Rental Properties)		Land Development (1)		of Loans (1)

Real estate builder	$16.4	million	$0.0	million	$0.3	million	$31.6	million	$48.3	million
Real estate builder	21.0	million	0.0	million	0.9	million	16.6	million	38.5	million
Real estate builder	17.9	million	1.1	million	0.1	million	10.1	million	29.2	million
Real estate builder	12.6	million	0.0	million	0.0	million	7.7	million	20.3	million
Real estate builder	6.8	million	0.0	million	0.0	million	12.7	million	19.5	million
Total	$74.7	million	$1.1	million	$1.3	million	$78.7	million	$155.8	million
______________
(1) Net of undisbursed funds.

The builders listed in the above tables, as part of their business strategy, retain a certain percentage of their finished homes in their own inventory of permanent investment properties, (i.e. one-to-four family rental properties).  These properties are used to enhance the builders’ liquidity through rental income and improve their equity through the appreciation in market value of the property.  As part of our underwriting process we review the borrowers’ business strategy to determine the feasibility of the project.  Although this has been included in these builders’ business strategy prior to the current economic crises that we are experiencing, these builders have taken more rental properties into their portfolio in the last year than originally planned as a result of the sluggish housing market.  In the aggregate, these five builders’ one-to-four family residential rental property portfolios have increased $1.1 million as compared to December 31, 2008.

The following table includes construction/land development loans, net of undisbursed funds, by the five counties that contain our largest loan concentrations at March 31, 2009.

County	Loan Balance (1)	% of Loan Balance
	(Dollars in thousands)
King	$78,040	42.6%
Pierce	43,965	24.0
Kitsap	19,265	10.5
Snohomish	12,940	7.1
Whatcom	11,648	6.3
All other counties	17,384	9.5
Total	$183,242	100.0%
_____________________
(1) Net of undisbursed funds.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings.  Changes in levels of interest rates affect our net interest income.  To offset the impact of the interest rate environment, we continue to seek means of increasing interest income while controlling expenses.  Consistent with this strategy, we are continuing to manage the growth in our loan portfolio to achieve our investment and credit quality objectives.  During the first quarter of 2009, collateral-dependent loans of $4.2 million were charged-off.  Specific reserves had been established for these loans in prior quarters, therefore the charge-offs had no impact on earnings for the quarter.  An additional provision of $1.7 million was established for the quarter ended March 31, 2009.

Our operating expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, marketing, postage and supplies, professional services and deposit insurance premiums. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement benefits, the equity incentive plan and other employee benefits. Occupancy and equipment expenses, consist primarily of real estate taxes, depreciation charges, maintenance and costs of utilities.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. The following are our critical accounting policies.

Allowance for Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances. The formula allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading system, the value of underlying collateral, the level of problem loans, business conditions and credit concentrations in assessing the allowance for loan losses. The specific allowance component is created when management believes that the collectibility of a specific loan, such as a construction/land development, multifamily or commercial real estate loan, has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete (if any) and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

Our Board of Directors approves the provision for loan losses on a quarterly basis. The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings. For additional information see the section titled “We may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations,” within the section titled “Item 1A. Risk Factors” in this Form 10-Q.

Goodwill.  Goodwill represents the cost in excess of net assets acquired arising from the purchase of Executive House, Inc. in December 2005. Goodwill is not amortized, but is reviewed for impairment and written down and charged to expense during the periods in which the recorded value is more than its fair value. We evaluate any potential impairment of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill might be impaired at the First Financial Northwest level. If First Financial Northwest's market capitalization (total common shares outstanding multiplied by the current stock price) exceeds the common book value, absent other indicators of impairments, goodwill is not considered impaired and no additional analysis is necessary. Despite negative values in the above tests goodwill might not be considered impaired due to current market volatility and control purchase premiums in the banking industry. However, an impairment may be recorded in the future if market capitalization continues to decrease. Any potential non-cash goodwill impairment expense would not affect our regulatory capital ratios since goodwill is not included in the calculation.  Management does not believe there have been any events in the three months ended March 31, 2009, such as a significant decrease in the fair value of the Company or its underlying assets and liabilities, a significant adverse change in the business climate, or any other indication of impairment, that would trigger a remeasurement of, or result in an impairment to goodwill as of March 31, 2009.

Deferred Taxes.  Deferred tax assets arise from a variety of sources, the most significant being: a) expenses, such as our charitable contribution to the First Financial Northwest Foundation, that can be carried forward to be utilized against profits in future years; b) expenses recognized in our books but disallowed in our tax return until the associated cash flow occurs; and c) writedowns in the value of assets for book purposes that are not deductible for tax until the asset is sold or deemed worthless.

We record a valuation allowance to reduce our deferred tax assets to the amount which can be recognized in line with the relevant accounting standards. The level of deferred tax asset recognition is influenced by management’s assessment of our historic and future profitability profile. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances. In a situation where income is less than projected or recent losses have been incurred, the relevant accounting standards require convincing evidence that there will be sufficient future tax capacity.

       Other-Than-Temporary Impairments In the Market Value of Investments.  Declines in the fair value of any available for sale or held to maturity investment below their cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the investment to that of fair value. A charge to earnings and an establishment of a new cost basis for the investment is made. Unrealized investment losses are evaluated at least quarterly to determine whether such declines should be considered other-than-temporary and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the investment security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and we have the intent and ability to hold the investment for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is other-than-temporary include ratings by recognized rating agencies; the extent and duration of an unrealized loss position; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

    General.  Our total assets increased $17.3 million, or 1.4%, to $1.3 billion at March 31, 2009 from December 31, 2008. The asset growth resulted primarily from an increase in interest-bearing deposits and federal funds sold of $32.5 million primarily as a result of funds received related to the sales of investments and the increase in deposits during the quarter ended March 31, 2009.  Total liabilities increased $24.1 million to $978.4 million at March 31, 2009 from $954.3 million at December 31, 2008 primarily as a result of increases in deposits of $29.7 million. Stockholders’ equity decreased $6.7 million, primarily due to the cost for the repurchase of our stock of $7.5 million and cash dividends paid during the quarter of $1.7 million.  These decreases were partially offset by net income for the quarter of $1.2 million and an increase in accumulated other comprehensive income of $511,000.

Assets.  Total assets increased $17.3 million or 1.4% at March 31, 2009, as compared to December 31, 2008. The following table details the changes in the composition of our assets at March 31, 2009 from December 31, 2008.

		Increase/(Decrease)
	Balance at	from	Percentage
	March 31, 2009	December 31, 2008	Increase/(Decrease)
		(Dollars in thousands)

Cash on hand and in banks	$2,532	$(834)	(24.78	) %
Interest-bearing deposits	31,776	31,176	5,196.00
Federal Funds sold	3,105	1,315	73.46
Investments available for sale	140,644	(8,679)	(5.81)
Loans receivable, net	1,031,186	(3,995)	(0.39)
Premises and equipment, net	13,182	156	1.20
Federal Home Loan Bank
stock, at cost	7,413	-	-
Accrued interest receivable	5,794	262	4.74
Deferred tax assets, net	8,577	(689)	(7.44)
Goodwill	14,206	-	-
Prepaid expenses and other assets	3,367	(1,370)	(28.92)
Total assets	$1,261,782	$17,342	1.39%

Cash and cash equivalents increased $31.7 million from December 31, 2008.  This increase was primarily due to the net growth in deposits of $29.7 million, proceeds from investment sales of $6.9 million, partially offset by $8.0 million in net repayments on FHLB advances during the quarter.

Net loans receivable decreased $4.0 million to $1.0 billion at March 31, 2009 from December 31, 2008. The decrease was primarily due to repayments during the quarter of $37.4 million exceeding total originations of $22.2 million plus an increase of $11.2 million in deferred fees and undisbursed funds during the quarter ended March 31, 2009.  We originated $12.6 million in one-to-four-family mortgage loans, $800,000 and $3.4 million in commercial real estate and multifamily loans, respectively, $4.3 million in construction/land development loans and $1.1 million in consumer loans during the quarter ended March 31, 2009. The originations of construction/land development loans related to our merchant builders so they could continue to complete their projects and utilize their existing land inventory.  We are concentrating on working with our existing builders and have not expanded our customer base for this type of lending.  Loan originations were significantly less than the production for the fourth quarter of 2008 primarily due to the lower interest rate environment in the first quarter of 2009 and management’s intention to maintain higher yielding assets in the loan portfolio.

Investments available for sale decreased $8.7 million or 5.8%, to $140.6 million at March 31, 2009 from $149.3 million at December 31, 2008.  The decrease was primarily due to investment sales during the quarter of $6.9 million with gross gains of $76,000.

Deposits. During the three months ended March 31, 2009, deposits increased $29.7 million to $821.2 million. The increase in deposits was as a result of our practice of competitively pricing our deposit products and our enhanced marketing efforts. While all deposit categories increased from December 31, 2008, the increases in the money market accounts of $19.5 million and certificate accounts of $8.2 million comprised the majority of the increase.  In an effort to increase our core deposits, we have both competitively priced our deposit products and instituted a new marketing campaign to attract new customers to the Bank.  We do not have any brokered deposits.

Advances. Total advances at March 31, 2009 were $148.2 million, a decrease of $8.0 million or 5.1% from December 31, 2008.  Based on our lower loan origination volume for the quarter, excess funds were used to pay down short-term FHLB advances.  In this current low interest rate environment, we are focusing on investing in higher yielding assets or reducing our cost of funds to increase our interest rate spread.

Equity. Total equity decreased $6.7 million, or 2.3%, to $283.4 million at March 31, 2009 from $290.1 million at December 31, 2008.  The decrease was primarily the result of the cost for the repurchase of our stock of $7.5 million and cash dividends paid during the quarter of $1.7 million.  These decreases were partially offset by net income for the quarter of $1.2 million and an increase in accumulated other comprehensive income of $511,000.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and March 31, 2008

General. Our net income for the three months ended March 31, 2009 was $1.2 million, a decrease of $3.3 million from the comparable quarter in the prior year. The decrease in net income was the result of increases in the provision for loan losses of $1.7 million and noninterest expense of $2.1 million, and a decrease in noninterest income of $1.2 million, offset by a decrease in the provision for federal income taxes of $1.7 million during the quarter ended March 31, 2009.

Net Interest Income.  Our net interest income for the quarter ended March 31, 2009, remained relatively unchanged at $8.2 million, as compared to the same quarter in the prior year. Average total interest-earning assets increased $65.6 million for the three months ended March 31, 2009 from $1.1 billion for the same quarter in 2008, while average total interest-bearing liabilities increased $91.0 million from the three months ended March 31, 2008. During the same period our yield on interest-earning assets decreased 51 basis points while our cost of interest-bearing liabilities decreased 64 basis points, increasing our interest rate spread for the quarter ended March 31, 2009 by 13 basis points to 1.96% from 1.83% during the same quarter in 2008.

Interest Income.  Total interest income for the first quarter of 2009 decreased $519,000, or 3.0%, to $16.8 million from $17.3 million for the quarter ended March 31, 2008.  The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$1,033,521	5.85%	$900,245	6.70%	$54
Investments available for sale	143,539	4.53	152,294	4.34	(28)
Federal funds sold and interest-bearing
deposits	9,492	0.08	70,965	3.02	(534)
Federal Home Loan Bank stock	7,413	-	4,834	0.91	(11)
Total interest-earning assets	$1,193,965	5.61%	$1,128,338	6.12%	$(519)

The decline in interest income was primarily the result of foregone interest on nonperforming loans during the first quarter of 2009 of $1.1 million and to a lesser extent the general decline in market interest rates.  These two factors combined held interest income from loans to an increase of only $54,000 as compared to the first quarter of 2008.  Our foregone interest for the three months ended March 31, 2008 was immaterial.  Interest earned on federal funds sold and interest-bearing deposits totaled $2,000 for the quarter ended March 31, 2009, a decrease of $534,000 from the same quarter in 2008.  Cash, federal funds sold and interest-bearing deposits decreased to $37.4 million at March 31, 2009 from $85.2 million at March 31, 2008.  During the first quarter of 2008, we sold a portion of our tax-exempt investment portfolio and the $62.6 million in proceeds were included in our interest-bearing deposits at March 31, 2008.  These proceeds were subsequently invested in higher-yielding assets later in 2008.  Our average interest-earning assets at March 31, 2009 increased $65.6 million compared to March 31, 2008.  Our average net loan balance increased $133.3 million and the average balance of federal funds sold and interest-bearing deposits decreased $61.5 million as compared to the first quarter of last year.  The yield on our average assets declined to 5.61% during the quarter ended March 31, 2009 from 6.12% for the same quarter in 2008.  The yield on net loans receivable declined to 5.85% from 6.70% or 85 basis points, 43 basis points of which related to foregone interest in the loan portfolio with the balance of the decrease due to the general decline in interest rates.  The yield on federal funds sold and interest-bearing deposits dropped to 0.08% from 3.02% reflecting the decline in interest rates over the last year.

Interest Expense. Total interest expense for the quarter ended March 31, 2009 decreased $533,000 or 5.9%, to $8.6 million from $9.1 million compared to the first quarter of 2008.  The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008		Increase /
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
			(Dollars in thousands)

NOW accounts	$9,981	0.68%	$11,723	0.68%	$(3)
Statement savings accounts	12,824	1.72	11,248	1.74	6
Money market accounts	121,445	1.98	145,620	2.29	(232)
Certificates of deposit	651,902	4.08	571,980	5.02	(521)
Advances from the Federal Home Loan Bank	144,328	3.45	108,923	3.78	217
Total interest-bearing liabilities	$940,480	3.65%	$849,494	4.29%	$(533)

Total average interest-bearing liabilities increased $91.0 million during the first quarter of 2009 as compared to the same quarter in 2008.  Average deposits increased $55.6 million while the average cost of funds for deposits decreased to 3.68% from 4.36% or 68 basis points for the first quarter of 2009 as a result of the general decline in interest rates.  At the same time, the average balance of advances from the FHLB increased $35.4 million.  The related average cost of those funds declined 33 basis points to 3.45%.  While total average interest-bearing liabilities increased $91.0 million, the favorable drop in interest rates allowed us to lower our average cost of funds to 3.65% from 4.29% for the three months ended March 31, 2009 as compared to the same quarter last year.  The decline in interest rates contributed to an increase in our interest rate spread to 1.96% for the first quarter of 2009 from 1.83% for the same quarter in 2008.  Our net interest margin for the quarter was negatively affected primarily by foregone interest on our nonperforming loans, resulting in a net interest margin of 2.74% for the first quarter of 2009 as compared to 2.89% for the same period in 2008.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements.  Our methodology in assessing the allowance for loan losses places greater emphasis on factors such as charge-off history, the economy, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management experience levels, our loan review and grading system and the value of underlying collateral.  This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

The allowance for loan losses was $14.3 million or 1.36% of total loans outstanding at March 31, 2009 as compared to $8.0 million or 0.85% of total loans outstanding at March 31, 2008. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

Our provision for loan losses was $1.7 million for the three months ended March 31, 2009.  There was no provision for loan losses for the three months ended March 31, 2008.  As of March 31, 2009 nonperforming loans totaled $80.2 million as compared to $58.6 million at December 31, 2008.  As of March 31, 2009, restructured loans, within the meaning of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings”, totaled $22.3 million, down from $23.0 million at December 31, 2008.  At March 31, 2009 $16.5 million of these restructured loans were classified as nonaccrual.  We did not have any real estate owned at March 31, 2009.  The following table presents a breakdown of our nonperforming assets:

	At March 31,	At December 31,
	2009	2008
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$12,013	$9,630
Commercial	5,171	2,865
Construction/land development	50,371	44,043

Total loans accounted for on a nonaccrual basis	$67,555	$56,538

Accruing loans which are contractually past due
90 days or more:
One-to-four family residential	$4,620	$1,207
Commercial real estate	4,212	897
Construction/land development	3,775	-
Consumer	50	-

Total accrual loans which are contractually past due
90 days or more	$12,657	$2,104

Total real estate owned	$-	$-

Total nonperforming assets	$80,212	$58,642

Of our nonperforming, nonaccrual loans, $50.4 million relate to the construction/land development loan portfolio, primarily located in King County, $12.0 million relate to one-to-four family residential loans and $5.2 million relate to the commercial real estate loan portfolio.  The $50.4 million of construction/land development loans are comprised of 132 loans, of which, 103 loans are related to three merchant builder customers.  Sales for these merchant builders have been affected by the current credit tightening.  The $12.0 million of nonperforming, nonaccrual one-to-four family residential loans are comprised of 33 loans with two borrowers accounting for 29 of those loans.  The majority of these loans are rental investment properties held by the merchant builders.  The $5.2 million of commercial real estate loans are comprised of 10 loans with one borrower accounting for seven of those loans.

Included in our nonperforming assets were $12.7 million of loans that are 90 days or more past due and still accruing.  Loans 90 days or more delinquent and still accruing are loans that are well collateralized, in the process of collection and management believes all principal and interest will be received.  There are 15 loans in the one-to-four family residential category totaling $4.6 million.  Each of these borrowers is facing the effects of poor economic conditions such as unemployment and diminished cash flows.  The commercial real estate category is comprised of five loans totaling $4.2 million.  In this group there is a single loan for $3.0 million on land zoned for residential use.  In the construction/land development category there are four loans totaling $3.8 million.  They are all single-family construction loans in various stages of development.  In addition, there is one loan in the consumer category totaling $50,000 which is a home equity line of credit on a residence with substantial equity.  With the housing markets continuing to deteriorate and showing limited signs of stabilizing in the near future, we continue to aggressively monitor our real estate loan portfolio, including our construction/land development loan portfolio.

Also, included in the provision was a $186,000 reserve for unfunded commitments which is included in other liabilities on the Consolidated Balance Sheets.  During the first quarter of 2009, collateral-dependent loans of $4.2 million were charged-off.  Specific reserves had been established for these loans in prior quarters, therefore the charge-offs had no impact on the earnings for the quarter.  At March 31, 2009, the allowance for loan losses was $14.3 million compared to $17.0 million at December 31, 2008.  The decline in the allowance for loan losses was primarily due to the $4.2 million charge-off recorded in the first quarter of 2009.

Although we believe that we used the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  During the first quarter of 2009, the state unemployment level was at its highest level since 1985.  It was the second consecutive month unemployment in the state of Washington exceeded the national level.  In the four counties we serve, unemployment ranges between 7.8% and 9.9%.  Even though housing has performed better, as of February 2009 year-over-year home values were down between 7.7% and 11.9%.  Pending home sales, however, increased 4.7% in February compared to January 2009.

We believe that the allowance for loan losses as of March 31, 2009 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date.  While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves or charge-offs, based upon their judgment of information available to them at the time of their examination.

	At or For the Three Months
	Ended March 31,
	2009	2008
	(Dollars in thousands)

Provision for loan losses	$1,544	$-
Net charge-offs	$4,232	$-
Allowances for loan losses	$14,294	$7,971
Allowance for losses as a percent of total loans outstanding
at the end of the period net of undisbursed funds	1.36%	0.85%
Allowance for loan losses as a percent of nonperforming
loans at the end of the period net of undisbursed funds	17.82%	32.14%
Total nonaccrual and 90 days or more past due loans net
of undisbursed funds	$80,212	$24,799
Nonaccrual and 90 days or more past due loans as a percent
of total loans net of undisbursed funds	7.65%	2.65%
Total loans receivable net of undisbursed funds	$1,048,185	$934,503
Total loans originated	$22,236	$66,061

Noninterest Income. Noninterest income decreased $1.2 million to $130,000 for the three months ended March 31, 2009 from the comparable quarter in 2008. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	March 31, 2009	March 31, 2008	Increase/(Decrease)
		(Dollars in thousands)

Service fees on deposit accounts	$17	$-	-%
Loan service fees	75	73	3,650.00
Gain on sale of investments	76	(1,297)	(94.46)
Servicing rights, net	(54)	4	6.90
Other	16	(13)	(44.83)
Total noninterest income	$130	$(1,233)	(90.46)%

The decrease was primarily attributable to the $1.4 million gain on sale of investments that was realized in the first quarter of 2008.  These sales were the result of our taking advantage of favorable market conditions to sell the majority of our tax-exempt investment portfolio.  Investment sales in the first quarter of 2009 generated $76,000 in net gains.

Noninterest Expense.  Noninterest expense increased $2.1 million during the three months ended March 31, 2009 to $5.0 million, compared to $2.9 million for the quarter ended March 31, 2008. The following table provides the detail of the changes in noninterest expense:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	March 31, 2009	March 31, 2008	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$3,039	$1,278	72.57%
Occupancy and equipment	350	56	19.05
Data processing	144	31	27.43
Professional fees	307	12	4.07
Marketing	52	6	13.04
Office supplies and postage	71	38	115.15
Regulatory fees and deposit
insurance premiums	693	654	1,676.92
Bank and ATM charges	36	(9)	(20.00)
Other	452	192	73.85
Total noninterest expense	$5,144	$2,258	78.24%

Compensation and benefits expense increased $1.3 million, or 72.6% during the first quarter of 2009 compared to the same quarter in 2008.  This increase was primarily the result of additional staff and related employee benefits expense incurred as a result of building our infrastructure throughout 2008 to accommodate growth and operate more effectively as a publicly-traded Company.  Direct compensation and related payroll taxes totaled $1.9 million for the first three months of 2009 as compared to $1.4 million, or a $468,000 increase for the same quarter last year.  At March 31, 2009, our total number of employees had increased to 103 employees from 80, one year ago.  Included in benefits expense was $515,000 of expenses related to the equity incentive plan which was implemented in the third quarter of 2008, consequently, these expenses did not exist in the first quarter of 2008.  In addition, our regulatory fees and deposit insurance premiums increased $654,000 for the three months ended March 31, 2009 compared to the same period in 2008.  The increase was primarily due to increased FDIC insurance premiums as a result of the increasing number of failing financial institutions and the need to replenish the Deposit Insurance Fund.

Federal Income Tax Expense. Federal income tax expense decreased $1.7 million for the three months ended March 31, 2009 to $421,000 from $2.2 million for the three months ended March 31, 2008. The effective federal income tax rate for the three months ended March 31, 2009 was 26.04% as compared to 32.63% for the three months ended March 31, 2008. The decrease in the effective tax rate is a result of a decrease in taxable earnings for the period coupled with our permanent differences resulting from GAAP basis accounting and tax basis accounting.

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

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At March 31, 2009, certificates of deposit scheduled to mature in one year or less totaled $385.3 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

While our primary source of funds is our deposits, when deposits are not available to provide the funds to support our assets, we use alternative funding sources.  These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. At March 31, 2009, we maintained credit facilities with the FHLB for $431.1 million, based on eligible collateral, with an outstanding balance of $148.2 million. In addition, we have two lines of credit totaling $15.0 million with other financial institutions which could be used for liquidity purposes.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2009, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary, varies, but may include real estate and income-producing commercial properties. At March 31, 2009, commitments to originate loans, commitments under unused lines of credit and undisbursed portions of construction loans, for which we were obligated, were $24.3 million, $7.3 million and $74.2 million, respectively.

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts related to lines of credit and construction loans at March 31, 2009.

		Amount of Commitment Expiration - Per Period
			After	After
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
			(In thousands)

Commitments to originate loans	$24,304	$24,304	$-	$-	$-
Unused portion of lines of credit	7,334	-	-	-	7,334
Undisbursed portion of construction
loans	74,175	56,680	7,518	9,702	275
Total commitments	$105,813	$80,984	$7,518	$9,702	$7,609

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively manage our capital levels in order to be considered “well capitalized” in accordance with regulatory standards. As of March 31, 2009, we exceeded all regulatory capital requirements.  Regulatory capital ratios for the Bank were as follows as of March 31, 2009:  Tier 1 capital 15.65%; Tier 1 (core) risk-based capital 23.14%; and total risk based capital 24.40%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

At March 31, 2009, shareholders' equity totaled $283.4 million, or 22.5% of total assets. Our book value per share of common stock was $13.92 as of March 31, 2009, as compared to $13.62 as of December 31, 2008.

On February 9, 2009, we completed the repurchase of approximately 10% of our outstanding stock, or 2,285,280 shares, pursuant to our stock repurchase plan announced on November 5, 2008.  The shares were repurchased at an average cost of $8.52 per share of which 725,848 shares were purchased during the first quarter of 2009.

On February 18, 2009, the Board of Directors approved a second stock repurchase plan for the purchase of up to 2,056,752 shares, or approximately 10% of our outstanding shares of common stock.  During the first quarter of 2009, we repurchased 204,400 shares of our common stock at an average cost per share of $7.44.

We have started our capital improvement project.  We estimate completing the project during the second quarter of 2010, at which time, we will have all of our lending staff located in one building connected to our headquarters.  The estimated cost of the project is $8.5 million.

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

Asset/Liability Management

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring the asset and liability components to maximize net interest margin, utilize capital effectively, and provide adequate liquidity.  We rely primarily on our asset/liability structure to control interest rate risk.

Asset/liability management is the responsibility of the Asset/Liability Committee, which acts within policy directives established by the Board of Directors.  This committee meets monthly to monitor the composition of the balance sheet, to assess projected earnings trends, and to formulate strategies consistent with the objectives for liquidity, interest rate risk, and capital adequacy.  The objectives of asset/liability management are to maximize long-term shareholder returns by optimizing net interest income within the constraints of credit quality, interest rate risk policies, levels of capital leverage, and adequate liquidity.  Assets and liabilities are managed by matching maturities and repricing characteristics in a systematic manner.

Net Interest Income

Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings.  Like other financial institutions, we are subject to interest rate risk and expect periodic imbalances in the interest rate sensitivities of our assets and liabilities.  Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa.  We principally manage interest rate risk by managing our volume and mix of our interest earning assets and interest-bearing liabilities.

Our income simulation model, based on information as of March 31, 2009, indicated that our net interest income over the subsequent twelve months was projected to increase from its “base case” level in the rate change scenarios discussed below.  Our income simulation examines changes in interest income in which interest rates were assumed to gradually increase by 100, 200 and 300 basis points over a twelve-month period, and decline assuming a gradual 100 bps reduction in rates.  Reductions of 200 and 300 basis points were not reported due to the very low rate environment and the unlikely nature of rates declining that much further.  The changes suggest, that in the indicated rate environments, net interest income will be positive.  In a declining rate environment we are able to increase net interest income as higher priced term liabilities reprice into lower priced term liabilities while many rate sensitive assets remain at newly enacted floors leaving interest income steady.  In a rising rate environment we will be able to achieve a benefit from floating rate assets that will reprice faster than some floating rate liabilities which are currently at floors and will not see an increase in interest expense until rates rise above the floors.

	March 31, 2009
	Net Interest Income Change
	Basis Point Change in Rates	% Change
	+300	8.26%
	+200	8.33
	+100	8.52
	Base	8.47
	(100)	7.70
(1)	(200)	N/A
(1)	(300)	N/A

(1)	The current federal funds rate is 0.25%,
	making a 200 and 300 basis point drop
	unlikely.

The changes indicated by the simulation model represent variances from a “base case” scenario, which is a projection of net interest income assuming interest rates remain unchanged from their current levels over the life of the forecast, and that the size of the balance sheet remains stable over the forecast timeframe, with no growth or contraction regardless of interest rate movements.  The base model will, however, illustrate the future effects of rate changes that have already occurred but have not yet flowed through to all of the assets and liabilities on our balance sheet.  These changes can either increase or decrease net interest income, depending on the timing and magnitudes of those changes.  Additionally, the tendencies for loan and investment prepayments to accelerate in falling interest rate scenarios and slow when interest rates rise have been incorporated into the model assumptions.  Implicit in these assumptions are additional assumptions for increased investment purchases and loan originations at lower interest rate levels to offset accelerated prepayments, and conversely, reduced investment purchases and loan production when rates increase and prepayments slow.

The rising and falling interest rate scenarios indicate that, if the slope of the yield curve remains the same and customer loan and deposit preferences do not change in response to further movements of the yield curve, a parallel 300 basis point increase or a 100 basis point decrease in rates will moderately change net interest income from what is presently expected in the “base case.”

Economic Value of Equity (EVE) Simulation Model Results

The following table illustrates the change in the net portfolio value at March 31, 2009 that would occur in the event of an immediate change in interest rates equally across all maturities.  This modeling is performed quarterly and is predicated upon a stable balance sheet, with no growth or change in asset or liability mix.  Additionally, no consideration is given to any steps that we might take to counter the effect of that interest movement.  Although the net portfolio value measurement provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

The EVE analysis goes beyond simulating net interest income for a specified period to estimating the present value of all financial instruments in our portfolio and analyzing how the economic value of the portfolio would be affected by various alternative interest rate scenarios.  The portfolio’s economic value is calculated by generating principal and interest cash flows for the entire life of all assets and liabilities and discounting these cash flows back to their present values.  The assumed discount rate used for each projected cash flow is based on a current market rate, such as a FHLB or Treasury curve, and from alternative instruments of comparable risk and duration.

March 31, 2009
				Net Portfolio as % of
Basis Point	Net Portfolio Value (2)			Portfolio Value of Assets		Market Value
Change in Rates (1)	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	of Assets (6)
(Dollars in thousands)
+300	$188,422	$(84,042)	(30.85)%	16.43%	(6.62)%	$1,147,101
+200	216,369	(56,095)	(20.59)	18.25	(4.42)	1,185,643
+100	244,198	(28,266)	(10.37)	19.90	(2.23)	1,227,028
0	272,464	-	-	21.46	-	1,269,780
(100)	290,380	17,916	6.58	22.30	1.41	1,302,404
(200)	N/A	N/A	N/A	N/A	N/A	N/A
(300)	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The current federal funds rate is 0.25%, making a 200 or 300 basis point drop unlikely.
(2)
The net portfolio value is calculated based upon the present value of the discontinued cash flows from assets and liabilities.  The difference between the present value of assets and liabilities is the net portfolio value and represents the market value of equity for the given interest rate scenario.  Net portfolio value is useful for determining, on a market value basis, how much equity changes in response to various interest rate scenarios.  Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

(3)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value.
(4)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
(5)	Calculated as the increase (decrease) in the net portfolio value ratio assuming the indicated change in interest rates over the estimated portfolio value of assets.
(6)
Calculated based on the present value of the discounted cash flows from assets.  The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

In the simulated upward rate shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments.  Our EVE simulation model results as of March 31, 2009 indicated that when comparing 100 basis point rate shifts our assets would be expected to exhibit a greater level of sensitivity to rising rates than liabilities, with the economic value of liabilities declining by 0.45%, compared to a decline of 2.75% for our assets.  Given the greater sensitivity of assets, the reduction in the economic value of assets exceeded the impact on liabilities.  Consequently, the economic value of our equity was negatively impacted in this scenario, declining 10.37% at a 100 basis point rate increase.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise.  In this case, the economic values of both assets and liabilities were positively impacted when rates were assumed to fall by 100 basis points, assets increased by 3.22% and liabilities declined by 3.43%.  As a result, with the value of liabilities rising more than asset values, our economic value of equity was positively impacted in this scenario, increasing 6.58%.

The net interest income and net portfolio value tables presented above are predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net portfolio value is based upon the present value of discounted cash flows using a third party service provider’s market analysis and our estimates of current replacement rates to discount the cash flows. The effects of changes in interest rates in the net interest income table are based upon a cash flow simulation of our existing assets and liabilities and for purposes of simplifying the analysis, assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurances that this will be the case. Delinquency rates may change when interest rates change; as a result of changes in the loan portfolio mix, underwriting conditions, loan terms, or changes in economic conditions that have a delayed effect on the portfolio. The model we use does not change the delinquency rate for the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth previously. Also, changes in U.S. Treasury rates in the designated amounts accompanied by changes in the shape of the Treasury yield curve could cause changes to the net portfolio value and net interest income other than those indicated previously.

At March 31, 2009, we had no derivative financial instruments.  In addition, we did not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments.  Interest rate risk continues to be the primary market risk as other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.

Item 4.  Controls and Procedures

The management of First Financial Northwest, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term in defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (Exchange Act).  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met.  Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Further, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  In the quarter ended March 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings

From time to time, we are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, except that the following risk factors are added to those previously contained in the Form 10-K:

Our Loan Center remodel will increase our non-earning assets.

We have started our capital improvement project.  We estimate completing the project during the second quarter of 2010, at which time, we will have all of our lending staff located in one building connected to our headquarters.  The estimated cost of the project is $8.5 million.

We may be required to make further increases in our provisions for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the quarter ended March 31, 2009, we recorded a provision for loan losses of $1.5 million.  There was no provision for loan losses for the three months ended March 31, 2008.  Loan charge-offs for the quarter ended March 31, 2009 and 2008 were $4.2 million and $0, respectively.  We are experiencing increasing loan delinquencies.  Generally, our nonperforming assets reflect operating difficulties of individual borrowers resulting from weakness in the economy.  In addition, slowing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies.  At March 31, 2009, our total nonperforming loans, net of undisbursed funds, had increased to $80.2 million compared $58.6 million at December 31, 2008.  In that regard, our portfolio includes construction/land development loans, commercial real estate loans, one-to-four family residential and consumer loans, of which construction/land development and commercial loans have a higher risk of loss than residential mortgage and consumer loans.  While loans related to the construction/land development portfolio represented 21.5% of our gross loan portfolio at March 31, 2009 they represented 67.5% of our nonperforming assets at that date.  If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses.  Moreover, if the recession worsens we expect that it would further negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses.  An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Bylaws of First Financial Northwest (1)
4	Form of stock certificate of First Financial Northwest(1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
10.7	2008 Equity Incentive Plan (3)
10.8	Forms of incentive and non-qualified stock option award agreements (4)
10.9	Form of restricted stock award agreement (4)
14	Code of Business Conduct and Ethics (5)
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
________________________________________
(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143549).
(2)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
(3)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.
(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.
(5)	Filed as an exhibit to First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Northwest, Inc.

Date: May 8, 2009	/s/Victor Karpiak
Victor Karpiak
President,
Chief Executive Officer

Date: May 8, 2009	/s/Kari Stenslie
Kari Stenslie
Chief Financial Officer
Principal Financial and Accounting Officer