Form 10-Q
period 2009-06-30
First Financial Northwest, Inc.
filed 2009-08-07
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33652

FIRST FINANCIAL NORTHWEST, INC.

(Exact name of registrant as specified in its charter)
Washington	26-0610707
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. Number)

201 Wells Avenue South, Renton, Washington	98057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(425) 255-4400

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
Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2009, 20,337,220 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
                                                                         Page
Item 1 - Consolidated Financial Statements (Unaudited)                                                                                                                                                                              3

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations                                                                                                                                                                                                      23

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                                                                                                                   40

Item 4 - Controls and Procedures                                                                                                                                                                                                                  44

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings                                                                                                                                                                                                                            45

 Item 1A - Risk Factors                                                                                                                                                                                                                                   45

 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                                                  46

 Item 3 - Defaults upon Senior Securities                                                                                                                                                                                                         46

 Item 4 - Submission of Matters to a Vote of Security Holders                                                                                                                                                                 47

 Item 5 - Other Information                                                                                                                                                                                                                                  47

 Item 6 - Exhibits                                                                                                                                                                                                                                                47

SIGNATURES                                                                                                                                                                                                                                                       49

Item 1. Consolidated Financial Statements (Unaudited)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30,	December 31,
Assets	2009	2008

Cash on hand and in banks	$3,105	$3,366
Interest-bearing deposits	49,975	600
Federal funds sold	2,295	1,790
Investments available for sale	172,586	149,323
Loans receivable, net of allowance of $32,450 and $16,982	1,025,324	1,035,181
Premises and equipment, net	13,713	13,026
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	5,387	5,532
Deferred tax assets, net	15,039	9,266
Goodwill	—	14,206
Prepaid expenses and other assets	3,279	4,737
Total assets	$1,298,116	$1,244,440

Liabilities and Stockholders' Equity

Deposits	$884,155	$791,483
Advances from the Federal Home Loan Bank	149,900	156,150
Advance payments from borrowers for taxes and insurance	2,510	2,745
Accrued interest payable	514	478
Federal income tax payable	2,001	336
Other liabilities	5,222	3,140
Total liabilities	1,044,302	954,332

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 20,337,220 and
21,293,368 shares at June 30, 2009 and
December 31, 2008, respectively	204	213
Additional paid-in capital	195,379	202,167
Retained earnings, substantially restricted	72,303	102,358
Accumulated other comprehensive income, net of tax	881	887
Unearned Employee Stock Ownership Plan (ESOP) shares	(14,953)	(15,517)
Total stockholders' equity	253,814	290,108
Total liabilities and stockholders' equity	$1,298,116	$1,244,440

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$14,016	$14,928	$29,139	$29,997
Investments available for sale	1,691	1,774	3,316	3,123
Tax-exempt investments available for sale	—	144	—	448
Federal funds sold and interest bearing deposits with banks	20	220	22	756
Dividends on Federal Home Loan Bank stock	—	36	—	47

Total interest income	$15,727	$17,102	$32,477	$34,371

Interest expense
Deposits	7,428	8,016	14,757	16,095
Federal Home Loan Bank advances	1,312	1,021	2,558	2,050

Total interest expense	$8,740	$9,037	$17,315	$18,145

Net interest income	6,987	8,065	15,162	16,226

Provision for loan losses	18,256	445	19,800	445

Net interest income (loss) after provision for loan losses	$(11,269)	$7,620	$(4,638)	$15,781

Noninterest income (loss)
Net gain on sale of investments	—	10	76	1,383
Other-than-temporary impairment loss on investments	(152)	(623)	(152)	(623)
Other	55	120	109	110

Total noninterest income (loss)	$(97)	$(493)	$33	$870

Noninterest expense
Salaries and employee benefits	3,037	2,192	6,076	3,953
Occupancy and equipment	1,293	290	1,643	584
Professional fees	389	552	696	847
Data Processing	150	113	294	226
FDIC/OTS assessments	896	127	1,578	157
Goodwill impairment	14,206	—	14,206	—
Other general and administrative	736	512	1,358	905

Total noninterest expense	$20,707	$3,786	$25,851	$6,672

Income (loss) before provision (benefit) for federal income taxes	(32,073)	3,341	(30,456)	9,979

Provision (benefit) for federal income taxes	(4,076)	1,119	(3,655)	3,285

Net income (loss)	$(27,997)	$2,222	$(26,801)	$6,694

Basic earnings (loss) per share	$(1.49)	$0.10	$(1.41)	$0.32

Diluted earnings (loss) per share	$(1.49)	$0.10	$(1.41)	$0.32

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2009
(Dollars in thousands, except share data)
(Unaudited)
					Accumulated
			Additional		Other	Unearned	Total
		Common	Paid-in	Retained	Comprehensive	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	Income, net of tax	Shares	Equity
Balances at December 31, 2008	21,293,368	$213	$202,167	$102,358	$887	$(15,517)	$290,108
Comprehensive income (loss):
Net income (loss)	—	—	—	(26,801)	—	—	(26,801)
Change in fair value of investments
available for sale, net of tax benefit of $3	—	—	—	—	(6)	—	(6)
Total comprehensive income (loss)							(26,807)
Cash dividend declared and paid ($0.17 per share)	—	—	—	(3,254)	—	—	(3,254)
Purchase and retirement of common stock	(956,148)	(9)	(7,730)	—	—	—	(7,739)
Compensation related to stock options
and restricted stock awards	—	—	1,038	—	—	—	1,038
Allocation of 28,212 ESOP shares	—	—	(96)	—	—	564	468
Balances at June 30, 2009	20,337,220	$204	$195,379	$72,303	$881	$(14,953)	$253,814

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(26,801)	$6,694
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	19,800	445
Goodwill impairment	14,206	—
Depreciation of premises and equipment	394	366
Net amortization of premiums and discounts on investments	393	374
ESOP expense	468	616
Compensation expense related to stock options and restricted stock awards	1,038	—
Net realized gain on investments available for sale	(76)	(1,383)
Other-than-temporary impairment loss on investments	152	623
Mutual fund dividends	—	(132)
Loss from disposal of equipment	983	24
Deferred federal income taxes	(5,770)	(62)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,458	479
Accrued interest receivable	145	(26)
Accrued interest payable	36	(13)
Other liabilities	2,082	889
Federal income tax payable	1,665	(671)
Net cash provided by operating activities	$10,173	$8,223

Cash flows from investing activities:
Proceeds from sales of investments	6,853	62,562
Principal repayments on investments available for sale	18,158	17,256
Purchases of investments available for sale	(48,752)	(58,567)
Net decrease in loans receivable	(9,943)	(80,201)
Purchases of Federal Home Loan Bank stock	—	(179)
Purchases of premises and equipment	(2,064)	(58)
Net cash used by investing activities	$(35,748)	$(59,187)

Balance, carried forward	$(25,575)	$(50,964)

  Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Balance, brought forward	$(25,575)	$(50,964)
Cash flows from financing activities:
Net increase in deposits	92,672	34,750
Advances from the Federal Home Loan Bank	16,750	102,000
Repayments of advances from the Federal Home Loan Bank	(23,000)	(88,000)
Net increase (decrease) in advance payments from borrowers for taxes and insurance	(235)	1,622
Repurchase and retirement of common stock	(7,739)	—
Dividends paid	(3,254)	(1,589)
Net cash provided by financing activities	$75,194	$48,783

Net increase (decrease) in cash	49,619	(2,181)
Cash and cash equivalents:
Beginning of period	5,756	11,577
End of period	$55,375	$9,396

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,287	$18,158
Federal income taxes	$450	$4,017
Noncash transactions:
Transfer from investments held to maturity to investments available for sale	$—	$80,410

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

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. Our business strategy has included an emphasis on one-to-four family residential mortgage and commercial real estate lending. In the past, we had also included construction/land development lending in our business strategy. We have deemphasized this type of lending over the past 12 to 18 months as a result of market conditions. First Savings Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family, multifamily, construction/land development, commercial real estate, business and consumer loans.

Note 2 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been included. All significant inter-company balances and transactions among the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and goodwill.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 3 – Recently Adopted Accounting Standards and Recently Issued Accounting Standards

Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Statement 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. This Statement requires those costs to be recognized separately from the acquisition. In addition, in accordance with Statement 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. This Statement requires the acquirer to recognize those costs separately from the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R on January 1, 2009, did not have a significant impact on our consolidated financial statements.

On January 1, 2009, we adopted the provisions of the Financial Accounting Standards Board Staff Position (“FSP”) No. FAS 157-2 relating to the requirements that pertain to nonfinancial assets and nonfinancial liabilities covered by FAS 157, Fair Value Measurements. The adoption of the FSP did not have a significant impact on our consolidated financial statements.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP SFAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP SFAS 157-4 are effective for the interim period that ended on June 30, 2009. The adoption of FSP SFAS 157-4 on June 30, 2009, did not have a significant impact on our consolidated financial statements.

FSP SFAS 107-1 and Accounting Principals Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP SFAS 107-1 and APB 28-1 are effective for the interim period that ended on June 30, 2009. As FSP SFAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP SFAS 107-1 and APB 28-1 on June 30, 2009, did not have a significant impact on our consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP SFAS 115-2 and SFAS 124-2 are effective for the interim period that ended on June 30, 2009. The adoption of FSP SFAS 115-2 and SFAS 124-2 on June 30, 2009, did not have a significant impact on our consolidated financial statements.

On June 30, 2009, we adopted FASB Statement No. 165, Subsequent Events. The Statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the Statement defines: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management has reviewed events occurring through August 7, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 166 (“FAS 166”), Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 and FASB Statement No. 167 (“FAS 167”), Amendments to FASB Interpretation No. 46(R).

FAS 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically to address: (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. The Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. We do not expect the adoption of this Statement to have a material effect on our consolidated financial statements at the date of adoption, January 1, 2010.

FAS 167 was issued to improve financial reporting by enterprises involved with variable interest entities. Specifically to address: (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

first annual reporting period and for interim and annual reporting periods thereafter with early application prohibited. We do not expect the adoption of this Statement to have a material effect on our consolidated financial statements at the date of adoption, January 1, 2010.

FAS 168 was issued in July 2009. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Note 4 – Investment Securities Available for Sale

Investment securities available for sale are summarized as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and related investments:
Fannie Mae	$88,101	$1,036	$(198)	$88,939
Freddie Mac	59,589	905	(80)	60,414
Ginnie Mae	6,858	72	(3)	6,927
Tax exempt municipal bonds	4,207	21	(446)	3,782
Taxable municipal bonds	651	—	(47)	604
U.S. Government agencies	7,364	96	—	7,460
Mutual fund (1)	4,460	—	—	4,460
	$171,230	$2,130	$(774)	$172,586

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and related investments:
Fannie Mae	$65,991	$799	$(47)	$66,743
Freddie Mac	59,296	844	(28)	60,112
Ginnie Mae	7,858	11	(177)	7,692
Tax exempt municipal bonds	4,206	16	(523)	3,699
Taxable municipal bonds	652	—	(41)	611
U.S. Government agencies	5,344	511	—	5,855
Mutual fund (1)	4,611	—	—	4,611
	$147,958	$2,181	$(816)	$149,323

(1) The majority of the fund value is invested in U.S. Government or agency securities with additional holdings of private label securities backed by or representing interest in mortgages or domestic residential housing or manufactured housing.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

In May 2008, the Board of Trustees of the AMF Ultra Short Mortgage Fund (“Fund”) (a mutual fund) decided to activate the Fund’s redemption-in-kind provision because of the uncertainty in the mortgage-backed securities market. The activation of this provision has limited the options available to the shareholders of the Fund with respect to liquidating their investments. Only the Fund may repurchase the shares in accordance with the terms of the Fund. The Fund is currently closed to new investors, which means that no new investors may buy shares in the Fund. Existing participants are allowed to redeem and receive up to $250,000 in cash per quarter or may receive 100% of their investment in “like kind” securities equal to their proportional ownership in the Fund (i.e. ownership percentage in the Fund times the market value of each of the approximately 120 securities). We elected to maintain our investment in the mutual fund.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value, with the write-down recorded as a realized loss in ”other-than-temporary impairment loss on investments” on the income statement. For the quarter ended June 30, 2009, we recognized a $152,000 pre-tax charge for the other-than-temporary decline in fair value. These losses were primarily a result of the decline in the market value of the AMF Ultra Short Mortgage Fund during the three and six months ended June 30, 2009 due to the severity and duration of the decline in the market value. We do not consider any other securities to be other-than-temporarily impaired. However, additional other-than-temporary impairments may occur in future periods if there is not recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit characteristics.

The amortized cost and estimated fair value of investments available for sale at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$1,999	$2,007
Due after one year through five years	5,892	6,007
Due after five years through ten years	37,731	38,459
Due after ten years	121,148	121,653
Mutual fund with no maturity	4,460	4,460

	$171,230	$172,586

Gross proceeds from the sales of investments available for sale during the three and six months ended June 30, 2009 were $0, and $6.9 million, respectively, with gross gains of $0, and $76,000, respectively. In January 2008, we elected to transfer our entire investments held to maturity portfolio to our investments available for sale portfolio. During the first quarter of 2008, a portion of the tax-exempt municipal bond portfolio was sold. Gross proceeds from the sales were $62.6 million with gross gains of $1.4 million and gross losses of $56,000.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 - Loans Receivable, Net

Loans receivable consist of the following:

	June 30,	December 31,
	2009	2008
	(In thousands)
One-to-four family residential (1)	$502,930	$512,446
Multifamily residential	109,691	100,940
Commercial real estate	273,607	260,727
Construction/land development	220,816	250,512
Business	251	—
Consumer	16,557	12,927
	$1,123,852	$1,137,552
Less:
Loans in process	63,346	82,541
Deferred loan fees	2,732	2,848
Allowance for loan losses	32,450	16,982

	$1,025,324	$1,035,181
___________
(1) Includes $231.1 million and $212.1 million of non-owner occupied loans as of June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009 and December 31, 2008 there were no loans classified as held for sale.

A summary of changes in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,
	2009	2008
	(In thousands)

Balance at April 1, 2009	$14,294	$7,971
Provision for loan losses	18,256	445
Charge-offs	(100)	—

Balance at June 30, 2009	$32,450	$8,416

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Balance at January 1, 2009	$16,982	$7,971
Provision for loan losses	19,800	445
Charge-offs	(4,332)	-

Balance at June 30, 2009	$32,450	$8,416

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Nonaccrual, impaired and troubled debt restructured loans are as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)

Impaired loans with a valuation allowance	$73,767	$52,533
Valuation allowance related to impaired loans	(12,672)	(8,537)
Impaired loans without a valuation allowance	—	—
Net impaired loans	61,095	43,996
Nonaccrual loans not considered impaired	48,531	4,005
Total nonaccrual loans, net of valuation allowance for impaired loans	$109,626	$48,001

	June 30,	December 31,
	2009	2008
	(In thousands)

Total loans past due 90-days or more and still accruing interest	$7,130	$2,104
Average investment of impaired loans	$56,050	$35,967
Interest income recognized on impaired loans	$—	$—
Performing troubled debt restructured loans	$13,965	$2,226

In addition to the $14.0 million of performing troubled debt restructured loans noted above as of June 30, 2009, $19.7 million of troubled debt restructured loans are included in impaired loans and $4.5 million are included in nonaccrual loans not considered impaired. At December 31, 2008, in addition to the $2.2 million in performing troubled debt restructured loans in the table, $20.8 million were included in impaired loans, with zero included in nonaccrual loans not considered impaired. At June 30, 2009, the amounts committed to be advanced in connection with the troubled debt restructured and impaired loans totaled $14.3 million.

Forgone interest on nonaccrual loans for the three and six months ended June 30, 2009 was $2.2 million and $3.3 million, respectively. Foregone interest for the same periods in 2008 was $256,000 and $641,000, respectively.

We did not have any real estate owned at June 30, 2009, although during the second quarter of 2009 we have initiated foreclosure proceedings on approximately $60.0 million of loans. These loans are predominately construction/land development loans that are experiencing cash flow problems. From July 1, 2009 through July 31, 2009, we initiated foreclosure proceedings on $10.4 million additional loans. Of these $70.4 million of loans, all but $2.4 million were included as nonperforming assets on June 30, 2009.

Note 6 – Federal Home Loan Bank (FHLB) stock

At June 30, 2009, we held $7.4 million in shares of FHLB stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. Due to ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on their private label mortgage-backed securities portfolios.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Management evaluates FHLB stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

Under Federal Housing Finance Agency Regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Moody’s Investors Service (“Moody’s”) current assessment of the FHLB’s portfolios indicates that the true economic losses embedded in these securities are significantly less than the accounting impairments would suggest and are manageable given the FHLB’s capital levels. According to Moody’s, the large difference between the expected economic losses and the mark-to-market impairment losses for accounting purposes is attributed to market illiquidity, de-leveraging and stress in the credit markets in general. Furthermore, Moody’s believes that the FHLBs have the ability to hold the securities until maturity. The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. In addition, the Federal Reserve has begun to purchase direct debt obligations of Freddie Mac, Fannie Mae and the FHLBs. Moody’s has stated that their Aaa senior debt rating and Prime-1 short-term debt rating are likely to remain unchanged based on expectations that the FHLBs have a very high degree of government support. Based on the above, we have determined there is not an other-than-temporary impairment on the FHLB stock investment as of June 30, 2009.

Note 7 – Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. ESOP shares not committed to be released are not considered outstanding. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur if securities or other commitments to issue common stock were exercised or converted into common stock. At June 30, 2009, all outstanding stock equivalents were determined to be antidilutive and accordingly were not included in the EPS calculation. There were no outstanding stock equivalents at June 30, 2008.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share.

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
	(Dollars in thousands, except share data)
Net income (loss)	$(27,997)	$2,222
Weighted-average common shares outstanding	18,836,770	21,226,139
Basic earnings (loss) per share	$(1.49)	$0.10
Diluted earnings (loss) per share	$(1.49)	$0.10

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
	(Dollars in thousands, except share data)
Net income (loss)	$(26,801)	$6,694
Weighted-average common shares outstanding	19,074,587	21,212,033
Basic earnings (loss) per share	$(1.41)	$0.32
Diluted earnings (loss) per share	$(1.41)	$0.32

Note 8 – Federal Taxes on Income

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.

    At June 30, 2009, we established an additional valuation allowance of $827,000 against our existing net deferred tax assets. Our primary deferred tax assets relate to our allowance for loan losses, the impairment charge relating to our contribution to the First Financial Northwest Foundation and our investment in the AMF mutual fund. For income tax return purposes, only net charge-offs are deductible, not the provision for loan losses. Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets and record a valuation allowance for our deferred tax assets if we do not have sufficient positive evidence indicating that we will have future taxable income available to utilize our deferred tax assets.  In assessing the need for a valuation allowance, we examine our historical cumulative trailing three year pre-tax book income (loss) quarterly.  If we have historical cumulative three year pre-tax book income, we consider this to be strong positive evidence indicating we will be able to realize our deferred tax assets in the future.  Absent the existence of any negative evidence outweighing the positive evidence of cumulative three year pre-tax book income, we do not record a valuation allowance for our deferred tax assets.  If we have historical cumulative three year pre-tax book losses, we then examine our historical three year pre-tax book losses to determine whether any unusual or abnormal events occurred in this time period which would cause the results not to be an indicator of future performance.  As such, we normalize our historical cumulative three year pre-tax results by excluding abnormal items that are not expected to occur in the future.  For the second quarter of 2009 this included the significant increase in the provision for loan losses as well as the goodwill impairment charge.  For the fourth quarter of 2007, this included a large charitable contribution deduction associated with the formation of the First Financial Northwest Foundation.  This analysis of “normalized” historical book income includes material management assumptions that relate to the appropriateness of excluding non-recurring items.  If, after excluding non-recurring items, we have “normalized” historical cumulative three year pre-tax book income, we consider this strong positive evidence indicating we will be able to realize our deferred tax assets in the future.  We then assess any additional positive and negative evidence such as the existence or absence of historical cumulative three year taxable income, future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry forwards and taxable income in prior carry back years.  After reviewing and weighing all of the positive and negative evidence, if the positive evidence outweighs the negative evidence then we do not record a valuation allowance for our deferred tax assets.  If the negative evidence outweighs the positive evidence, then we record a valuation allowance for our deferred tax assets.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

We believe, based on our internal projections, that we will generate sufficient future taxable income that will result in the realization of our deferred tax assets. This positive evidence was sufficient to overcome the negative evidence of a projected loss for the year ended December 31, 2009, caused primarily from the significant increase in the provision for loan losses that was recorded in the second quarter ended June 30, 2009, which totaled $18.3 million, and a $14.2 million non-cash goodwill impairment charge recorded in the same period as well as a charitable contribution of $16.9 million in 2007.  Absent these non-recurring items, we have normalized cumulative income for the three year period. It is management’s opinion that future taxable income will allow the utilization of our deferred tax assets. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future. We do not have any loss carry-forwards as of June 30, 2009.

Our deferred tax asset valuation account consists of the following:

	First Financial Northwest Foundation Contribution	AMF Ultra Short Mortgage Fund (Mutual Fund)	Total Deferred Tax Asset Valuation Allowance
Balance at January 1, 2009	$ 603,375	$ 516,625	$ 1,120,000
Additions	716,625	110,466	827,091
Balance at June 30, 2009	$ 1,320,000	$ 627,091	$ 1,947,091

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) requires the use of estimates and management’s best judgment to determine the amounts and probabilities of all of the possible outcomes that could be realized upon the ultimate settlement of a tax position using the facts, circumstances, and information available. The application of FIN 48 requires significant judgment in arriving at the amount of tax benefits to be recognized in the financial statements for a given tax position. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

Note 9 - Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $523,000 and $1.0 million, respectively, for the three and six months ended June 30, 2009. The related income tax benefit for those same periods was $183,000 and $363,000, respectively. There were no similar costs for the three and six months ended June 30, 2008.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to its directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or 90 days after employment or service ends. We have a policy of issuing new shares upon exercise. At June 30, 2009, remaining options for 811,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. We use historical data to estimate the forfeiture rate. The expected volatility is generally based on the historical volatility of our stock price over a specified period of time. Since we became a publicly held company in October 2007, the amount of historical stock price information is limited. As a result, we elected to use a weighted-average of our peers’ historical stock prices as well as our own historical stock prices to estimate volatility. We base the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. We elected to use the Staff Accounting Bulletin 107, Share-Based Payments permitted by the Securities and Exchange

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Commission, to calculate the expected term due to the lack of historical exercise data. This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between.

There were no options granted during the second quarter of 2009. A summary of our stock option plan awards for the six months ended June 30, 2009 follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term in Years	Value

Outstanding at January 1, 2009	1,423,524	$9.78	9.50	$-
Granted	50,000	8.35	9.56
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2009	1,473,524	$9.73	9.03	$-

Expected to vest assuming a 3% forfeiture
rate over the vesting term	1,429,304	$9.73	9.03	$-

As of June 30, 2009, there was $2.2 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.03 years. No shares were exercisable at June 30, 2009.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant. The restricted stock awards’ fair value is equal to the value on the date of grant. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At June 30, 2009, remaining restricted awards for 133,878 shares of common stock were available for grant under the Plan. The 914,112 shares have been repurchased and are held in trust until they are issued in connection with the agreement.

A summary of changes in our nonvested restricted stock awards for the six months ended June 30, 2009 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2009	748,234	$10.34
Granted	32,000	8.35
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2009	780,234	$10.26

Expected to vest assuming a 3% forfeiture rate over the vesting term	756,824

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

As of June 30, 2009, there was $6.5 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.19 years.

Note 10 – Segment Information

Our activities are considered to be a single industry segment for financial reporting purposes. We are engaged in the business of attracting deposits from the general public and originating loans for our portfolio in our primary market area. Substantially all income is derived from a diverse base of commercial and residential real estate loans, consumer lending activities and investments.

Note 11 – Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets related to our purchase of Executive House, Inc. in 2005. We account for goodwill as provided for in SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is not subject to amortization but instead is tested for impairment no less than annually.

As a result of the Company’s market capitalization being less than our total stockholders’ equity at June 30, 2009 and the significant increase in the second quarter ended June 30, 2009 of our provision for loan losses, we engaged an independent valuation consulting firm to assist us in determining whether and to what extent our goodwill asset was impaired. The analysis requires that we compare the implied fair value of goodwill to the carrying amount of goodwill on our balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. After we completed this analysis, we determined the implied fair value of goodwill was less than the carrying value on the Company’s balance sheet, and the entire balance of our goodwill of $14.2 million was written-off through a charge to earnings. This impairment charge had no effect on our cash balances or liquidity. In addition, because goodwill, net of related deferred income taxes, is not included in the calculation of regulatory capital, the Bank’s regulatory ratios were not affected by this non-cash expense and the Bank remained “well capitalized” for regulatory purposes.

Note 12 – Fair Values of Assets and Liabilities

SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157, among other things, requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our estimates for market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar  instruments in markets that are not active; and model-
                derived valuations whose inputs are  observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

The table below presents the balances of assets measured at fair value on a recurring basis.

Fair Value Measurements at June 30, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In thousands)
Available for sale investments	$172,586	$4,460	$168,126	$-

The table below presents the balances of assets measured at fair value on a nonrecurring basis.

	Fair Value Measurements at June 30, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant	Total
	Fair Value	for Identical	Observable	Unobservable	Gains
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Losses) (1)
	(In thousands)
Impaired loans including undisbursed but committed funds
of $14.2 million (included in loans receivable, net)	$75,340	$-	$-	$75,340	$(8,467)
Servicing rights (included in prepaid
expenses and other assets)	641	-	-	641	-
	$75,981	$-	$-	$75,981	$(8,467)

(1) This represents the loss for the six months ended June 30, 2009. The loss for the three months ended June 30, 2009 was $7,585.

Investments available for sale consist primarily of mortgage-backed securities, bank qualified tax-exempt bonds, a mutual fund and agency securities. The estimated fair value of Level 1 investments, which consists of a mutual fund investment, is based on quoted market prices. The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

Servicing rights are recorded as separate assets through the purchase of the rights or origination of mortgage loans that are sold with servicing rights retained. Originated servicing rights are recorded based on quoted market prices, other observable market data, or on the estimated discounted cash flows if observed market prices are not available. Servicing rights are amortized in proportion to, and over, the estimated period the net servicing income will be collected. Key assumptions included in the model are prepayment and discount rates, estimated costs of servicing, other income, and other expenses. On a regular basis servicing rights are evaluated for any changes to the assumptions used in the model. There have been no lower of cost or market adjustments of servicing rights because of changes in the fair value during second quarter of 2009. The change in fair value was due to amortization expense for the period.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 13 - Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The estimated fair value of financial instruments is as follows:

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash on hand and in banks	$3,105	3,105	3,366	3,366
Interest-bearing deposits	49,975	49,975	600	600
Federal funds sold	2,295	2,295	1,790	1,790
Investments available for sale	172,586	172,586	149,323	149,323
Loans receivable, net	1,025,324	1,040,959	1,035,181	1,029,293
Federal Home Loan Bank stock	7,413	7,413	7,413	7,413
Accrued interest receivable	5,387	5,387	5,532	5,532
Liabilities:
Deposits	209,415	209,415	146,035	146,035
Certificates of deposit	674,740	689,338	645,448	651,102
Advances from the Federal Home Loan Bank	149,900	149,900	156,150	156,150
Accrued interest payable	514	514	478	478

Fair value estimates, methods, and assumptions are set forth below for our financial instruments.

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value.

•
Investments: The fair value of all investments excluding FHLB stock was based upon quoted market prices. FHLB stock is not publicly-traded, however it may be redeemed on a dollar-for-dollar basis, for any amount we are not required to hold. The fair value is therefore equal to the book value.

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

•
Liabilities: The fair value of deposits with no stated maturity, such as statement, NOW, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The fair value of the FHLB advances approximates book value as the interest rate is comparable to interest rates currently available for similar debt instruments at June 30, 2009 and December 31, 2008.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
•
Off-balance sheet commitments: No fair value adjustment is necessary for commitments made to extend credit, which represents commitments for loan originations or for outstanding commitments to purchase loans. These commitments are at variable rates, are for loans with terms of less than one year and have interest rates which approximate prevailing market rates, or are set at the time of loan closing.

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments.

Note 14 - Subsequent Events

        Subsequent to June 30, 2009, we repurchased 113,100 shares under the second stock repurchase plan approved  by the Board of Directors on February 18, 2009 at an average price per share of $7.90.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements:

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding ours mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2008. Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Overview

First Savings Bank is a community-based savings bank primarily serving King and, to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. Our business strategy has included an emphasis on one-to-four family residential mortgage and commercial real estate lending. In the past, we had also included construction/land development lending in our business strategy. We have deemphasized this type of lending over the past 12 to 18 months as a result of market conditions. First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family, multifamily, construction/land development, commercial real estate, business and consumer loans.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

An offset to net interest income is the provision for loan losses which represents the quarterly charge to operations which is required to adequately provide for probable losses inherent in the loan portfolio.

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

We incurred a net loss for the second quarter ended June 30, 2009 of $28.0 million, or $1.49 per diluted share, as compared to net income of $2.2 million, or $0.10 per diluted share for the quarter ended June 30, 2008.

During the quarter ended June 30, 2009, the following items contributed to our net loss:

•	We increased the provision for loan losses to $18.3 million;
•	Goodwill impairment totaling $14.2 million was written-off;
•	The remaining book value of $983,000 related to the building that housed our lending division was expensed, as a new facility is being built;
•	A special assessment was levied on all financial institutions for deposit insurance by the FDIC, our portion totaled $559,000; and
•	We incurred an other-than-temporary impairment (“OTTI”) loss on the AMF Ultra Short Mortgage Fund totaling $152,000.

These items also contributed to a net loss for the first half of 2009 of $26.8 million, or $1.41 per diluted share, as compared to net income of $6.7 million, or $0.32 per diluted share for the first six months of 2008.

During the quarter ended June 30, 2009, our total gross loan portfolio increased $1.5 million or 0.1% from March 31, 2009. For the quarter ended June 30, 2009, our one-to-four family residential loans decreased $1.7 million or 0.3%, multifamily loans increased $5.8 million or 5.6% and commercial real estate loans increased $13.7 million or 5.3%. In addition, consumer loans increased $3.5 million or 26.7% and construction/land development loans decreased $20.0 million or 8.3%. We also originated our first business line of credit for $251,000.

For the six months ended June 30, 2009, our total gross loan portfolio decreased $13.7 million or 1.2% from December 31, 2008. For the first half of 2009, our one-to-four family residential loans decreased $9.5 million or 1.9%, multifamily loans increased $8.7 million or 8.7% and commercial real estate loans increased $12.9 million or 4.9%. In addition, consumer loans increased $3.6 million or 28.1% and construction/land development loans decreased $29.6 million or 11.9% while business loans increased $251,000.

Our loan policy limits the maximum amount of loans we can make to one borrower to 20% of First Savings Bank’s risk-based capital. As of June 30, 2009, the maximum amount which we could lend to any one borrower was $37.6 million based on our policy. Exceptions may be made to this policy with the prior approval of the Board of Directors if the borrower exhibits financial strength or compensating factors to sufficiently offset any weaknesses based on the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations and current payment habits. The five largest borrowing relationships, as of June 30, 2009 and December 31, 2008, in descending order were:

	June 30, 2009			December 31, 2008
	Aggregate Amount		Number	Aggregate Amount		Number
Borrower	of Loans (1)		of Loans	of Loans (1)		of Loans

Real estate builder	$48.5	million	138	$47.3	million	131
Real estate builder	38.4	million	131	37.2	million	132
Real estate builder	28.7	million	113	29.0	million	103
Real estate builder	20.5	million (2)	83	25.2	million (4)	88
Real estate builder	19.1	million (3)	98	19.1	million (5)	100
Total	$155.2	million		$157.8	million

(1) Net of undisbursed funds.
(2) Of this amount, $16.1 million is considered impaired and nonperforming.
(3) Of this amount, $7.3 million is considered impaired and nonperforming.
(4) Of this amount, $20.8 million is considered impaired and nonperforming.
(5) Of this amount, $7.7 million is considered impaired and nonperforming.

All of the loans to these five builders have personal guarantees in place as an additional source of repayment, including those made to partnerships and corporations and we are in the first lien position. All of the properties securing these loans are in our geographic market area.

The following table details the breakdown of the types of loans to our top five builder relationships at June 30, 2009 and December 31, 2008:

Top Five Builder Relationships
June 30, 2009
	Permanent One-to-Four Family Residential Loans		Permanent Multifamily Loans		Permanent Commercial Loans		Construction/		Aggregate Amount
Borrower	(Rental Properties)		(Rental Properties)		(Rental Properties)		Land Development (1)		of Loans (1)

Real estate builder	$17.8	million	$-		$0.3	million	$30.4	million	$48.5	million
Real estate builder	23.8	million	-		0.8	million	13.8	million	38.4	million
Real estate builder	18.1	million	1.1	million	0.1	million	9.4	million	28.7	million
Real estate builder	12.6	million	-		-		7.9	million	20.5	million
Real estate builder	11.8	million	-		-		7.3	million	19.1	million
Total	$84.1	million	$1.1	million	$1.2	million	$68.8	million	$155.2	million

(1) Net of undisbursed funds.

Top Five Builder Relationships
December 31, 2008
	Permanent One-to-Four Family Residential Loans		Permanent Multifamily Loans		Permanent Commercial Loans		Construction/		Aggregate Amount
Borrower	(Rental Properties)		(Rental Properties)		(Rental Properties)		Land Development (1)		of Loans (1)

Real estate builder	$15.6	million	$-		$0.3	million	$31.4	million	$47.3	million
Real estate builder	20.2	million	-		0.9	million	16.1	million	37.2	million
Real estate builder	17.4	million	1.1	million	0.1	million	10.4	million	29.0	million
Real estate builder	13.5	million	-		-		11.7	million	25.2	million
Real estate builder	6.8	million	-		-		12.3	million	19.1	million
Total	$73.5	million	$1.1	million	$1.3	million	$81.9	million	$157.8	million

(1) Net of undisbursed funds.

The builders listed in the above tables, as part of their business strategy, retain a certain percentage of their finished homes in their own inventory of permanent investment properties, (i.e. one-to-four family rental properties). These properties are used to enhance the builders’ liquidity through rental income and improve their equity through the appreciation in market value of the property. As part of our underwriting process we review the borrowers’ business strategy to determine the feasibility of the project. Although this strategy has been included in these builders’ business plans prior to the current economic crisis, these builders have taken more rental properties into their portfolio in the last 18 months than originally planned as a result of the sluggish housing market. While we do not allow all of our builder loan customers to expand their rental pools, we have offered this program to a limited number of builders based upon such factors as financial strength, collateral value and their proven historical ability to work through difficult financial times. In the aggregate, these five builders’ one-to-four family residential rental property portfolios have increased $10.6 million as compared to December 31, 2008.

The following table includes construction/land development loans, net of undisbursed funds, by the five counties that contain our largest loan concentrations at June 30, 2009.

County	Loan Balance (1)	Percent of Loan Balance (1)
	(Dollars in thousands)
King	$73,935	42.8%
Pierce	39,431	22.8
Kitsap	18,039	10.5
Snohomish	12,926	7.5
Whatcom	11,648	6.8
All other counties	16,613	9.6
Total	$172,592	100.0%

(1) Net of undisbursed funds.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. The following are our critical accounting policies.

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances. The formula allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading system, the value of underlying collateral, the level of problem loans, business conditions and credit concentrations in assessing the allowance for loan losses. The specific allowance component is created when management believes that the collectability of a specific loan, such as a construction/land development, multifamily, business or commercial real estate loan, has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete (if any) and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

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

Goodwill. Goodwill represents the cost in excess of net assets acquired arising from the purchase of Executive House, Inc. in December 2005. Goodwill is not amortized, but is reviewed for impairment and written down and charged to expense during the periods in which the recorded value is more than its fair value. Annually or more often if appropriate, we engage an independent valuation consulting firm to assist us in determining whether and to what extent our goodwill asset is impaired. Generally Accepted Accounting Principles, with respect to goodwill, requires that we compare the implied fair value of goodwill to the carrying amount of goodwill on our balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. As a result of the Company’s market capitalization being less than our total stockholders’ equity at June 30, 2009 and the significant increase in the second quarter ended June 30, 2009 of our provision for loan losses, we engaged the independent valuation consulting firm to assist us in determining whether and to what extent our goodwill asset was impaired. Based on that valuation analysis, we recorded a $14.2 million impairment charge which eliminated all of the goodwill previously carried in our Consolidated Balance Sheet. An impairment charge has no effect on our cash balances or liquidity. In addition, goodwill is not included in regulatory capital for the purpose of calculating the Bank’s regulatory capital ratios.

Deferred Taxes. Deferred tax assets arise from a variety of sources, the most significant being: a) expenses, such as our charitable contribution to the First Financial Northwest Foundation, that can be carried forward to be utilized against profits in future years; b) expenses recognized in our books but disallowed in our tax return until the associated cash flow occurs; and c) write-downs in the value of assets for book purposes that are not deductible for tax purposes until the asset is sold or deemed worthless.

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

Other-Than-Temporary Impairments In the Market Value of Investments. Declines in the fair value of any available for sale or held to maturity investment below their cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the investment to that of fair value. A charge to earnings and an establishment of a new cost basis for the investment is made. Unrealized investment losses are evaluated at least quarterly to determine whether such declines should be considered other-than-temporary and therefore be subject to immediate loss recognition. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the investment security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and we have the intent and ability to hold the investment for a sufficient time to recover the carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is other-than-temporary include ratings by recognized rating agencies; the extent and duration of an unrealized loss position; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

General. Our total assets increased $53.7 million, or 4.3%, to $1.3 billion at June 30, 2009 from December 31, 2008. The asset growth resulted primarily from an increase of $49.4 million in, interest-bearing deposits and a $23.3 million increase in investment securities, partially offset by a $9.9 million decline in loans receivable, net and a $14.2 million non-cash impairment charge for goodwill. Total liabilities increased $90.0 million to $1.0 billion at June 30, 2009 from $954.3 million at December 31, 2008 primarily as a result of increases in deposits of $92.7 million. Stockholders’ equity decreased $36.3 million, primarily due to the net loss for the six months ended June 30, 2009 of $26.8 million, the cost for the repurchase of our stock of $7.7 million and cash dividends paid during the first half of 2009 of $3.3 million.

Assets. Total assets increased $53.7 million or 4.3% at June 30, 2009, as compared to December 31, 2008. The following table details the changes in the composition of our assets.

		Increase/(Decrease)
	Balance at	from	Percentage
	June 30, 2009	December 31, 2008	Increase/(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$3,105	$(261)	(7.75)%
Interest-bearing deposits	49,975	49,375	8,229.17
Federal funds sold	2,295	505	28.21
Investments available for sale	172,586	23,263	15.58
Loans receivable, net	1,025,324	(9,857)	(0.95)
Premises and equipment, net	13,713	687	5.27
Federal Home Loan Bank
stock, at cost	7,413	-	-
Accrued interest receivable	5,387	(145)	(2.62)
Deferred tax assets, net	15,039	5,773	62.30
Goodwill	-	(14,206)	(100.00)
Prepaid expenses and other assets	3,279	(1,458)	(30.78)
Total assets	$1,298,116	$53,676	4.31%

Cash, interest-bearing deposits and federal funds sold increased $49.6 million from December 31, 2008. This increase was primarily due to the net growth in deposits of $92.7 million, and proceeds from investment sales of $6.9 million. At June 30, 2009, we did not have enough loan demand of sufficient quality to deploy these funds. These increases were partially offset by purchases of investments resulting in a net increase in investments available for sale of $23.3 million and $6.3 million in net repayments on FHLB advances, the repurchase of 956,148 shares of our stock at a cost of $7.7 million and cash dividends paid of $3.3 million during the six months ended June 30, 2009.

Net loans receivable decreased $9.9 million to $1.0 billion at June 30, 2009 from December 31, 2008. The decrease was primarily due to a net increase in the allowance for loan losses account of $15.5 million and repayments during the six months ended June 30, 2009 of $92.2 million while total originations were $78.4 million for the period and loans in process decreased $19.2 million. We originated $36.4 million in one-to-four-family mortgage loans, $17.8 million and $11.4 million in commercial real estate and multifamily loans, respectively, $6.0 million in construction/land development loans, $251,000 in business loans and $6.5 million in consumer loans during the six months ended June 30, 2009. The originations in the construction/land development loan portfolio were primarily to our merchant builders so they could continue to complete their projects and utilize their existing land inventory. We are concentrating on working with our existing builders and have not expanded our customer base for this type of lending.

Investments available for sale increased $23.3 million, or 15.6%, to $172.6 million at June 30, 2009 from $149.3 million at December 31, 2008. The increase was primarily due to investment purchases of $48.8 million during the first six months of 2009 to utilize our excess cash.

Deposits. During the six months ended June 30, 2009, deposits increased $92.7 million to $884.2 million. The increase in deposits was a result of our practice of competitively pricing our deposit products and our customers’ willingness to save more due to the current economic conditions. While all deposit categories increased from December 31, 2008, the increases in the money market accounts of $60.8 million and certificate of deposit accounts of $29.3 million comprised the majority of the increase. In an effort to increase our core deposits, we have both competitively priced our deposit products and continued our marketing campaign to attract new customers to the Bank. We did not have any brokered deposits at June 30, 2009 or December 31, 2008. Our public fund deposits totaled $86.6 million at June 30, 2009 and $81.7 million at December 31, 2008. These funds are 100% collateralized utilizing our investment portfolio at June 30, 2009.

Advances. Total advances at June 30, 2009 were $149.9 million, a decrease of $6.3 million or 4.0% from December 31, 2008. Excess funds were used to pay down short-term FHLB advances. In this current low interest rate environment, we are focusing on reducing our cost of funds.

Equity. Total equity decreased $36.3 million, or 12.5%, to $253.8 million at June 30, 2009 from $290.1 million at December 31, 2008. The decrease was primarily the result of our net loss for the six months ended June 30, 2009 of $26.8 million, the cost for the repurchase of our stock of $7.7 million and cash dividends paid during the first half of 2009 of $3.3 million.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2009 and June 30, 2008

General. We incurred a net loss of $28.0 million for the three months ended June 30, 2009, a decrease of $30.2 million from the comparable quarter in the prior year. The decrease in net income was the result of increases in the provision for loan losses of $17.8 million and noninterest expense of $16.9 million, partially offset by a decrease in the provision for federal income taxes of $5.2 million during the quarter ended June 30, 2009. The increase in noninterest expense was primarily the result of a $14.2 million non-cash goodwill impairment charge.

For the six months ended June 30, 2009, we incurred a net loss of $26.8 million, a decrease of $33.5 million as compared to the same period in 2008. The decrease in net income was the result of a $19.4 million increase in the provision for loan losses and a $19.2 million increase in noninterest expense, $14.2 million of which related to the goodwill impairment charge, partially offset by a decrease in the provision for federal income taxes of $6.9 million.

Net Interest Income. Our net interest income for the quarter ended June 30, 2009 decreased to $7.0 million, as compared to $8.1 million for the same quarter in the prior year, a decrease of $1.1 million. Average total interest-earning assets increased $96.5 million to $1.2 billion for the three months ended June 30, 2009 compared to the same quarter in 2008. Average total interest-bearing liabilities increased $129.4 million to $1.0 billion for the second quarter of 2009 compared to $871,000 for the same quarter in 2008. During the same period, our yield on interest-earning assets decreased 90 basis points while our cost of funds decreased 65 basis points, decreasing our interest rate spread for the quarter ended June 30, 2009 by 25 basis points to 1.54% from 1.79% during the same quarter in 2008. Our net interest margin for the second quarter of 2009 decreased to 2.24% as compared to 2.80% for the same quarter last year.

Our net interest income for the six months ended June 30, 2009 decreased to $15.2 million, as compared to $16.2 million for the same period in 2008. Average total interest-earning assets increased $81.2 million for the six months ended June 30, 2009 from $1.1 billion for the same period in 2008. Average interest-bearing liabilities increased $110.3 million from the first six months of 2008. During the same period the yield on our interest-earning assets decreased 71 basis points, while our cost of funds decreased 65 basis points, decreasing our interest rate spread for the first half of 2009 by six basis points to 1.75% from 1.81% during the same period in 2008. Our net interest margin for the first six months of 2009 decreased to 2.48% as compared to 2.85% for the same period last year.

The following table sets forth the effects of changes in rates and volumes on our net interest income.

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Compared to June 30, 2008			Compared to June 30, 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$(2,407)	$1,495	$(912)	$(4,585)	$3,727	$(858)
Investments available for sale	(95)	(132)	(227)	(197)	(58)	(255)
Federal funds sold and interest-
bearing deposits with banks	(252)	52	(200)	(385)	(349)	(734)
Federal Home Loan Bank stock	(55)	19	(36)	(72)	25	(47)

Total net change in income on
interest-earning assets	(2,809)	1,434	(1,375)	(5,239)	3,345	(1,894)

Interest-bearing liabilities
NOW accounts	1	1	2	1	(2)	(1)
Statement savings accounts	-	8	8	-	15	15
Money market accounts	8	169	177	(120)	64	(56)
Certificates of deposit	(1,409)	634	(775)	(2,908)	1,612	(1,296)
Advances from the Federal
Home Loan Bank	(79)	370	291	(199)	707	508

Total net change in expense on
interest-bearing liabilities	(1,479)	1,182	(297)	(3,226)	2,396	(830)

Net change in net interest income	$(1,330)	$252	$(1,078)	$(2,013)	$949	$(1,064)

Interest Income. Total interest income for the second quarter of 2009 decreased $1.4 million, or 8.0%, to $15.7 million from $17.1 million for the quarter ended June 30, 2008. The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$1,033,623	5.42%	$937,878	6.37%	$(912)
Investments available for sale	157,047	4.31	168,471	4.55	(227)
Federal funds sold and interest-bearing
deposits	50,673	0.16	41,069	2.14	(200)
Federal Home Loan Bank stock	7,413	-	4,850	2.97	(36)
Total interest-earning assets	$1,248,756	5.04%	$1,152,268	5.94%	$(1,375)

Interest income from loans decreased $912,000 during the second quarter of 2009 as compared to the same quarter in 2008. The decline in interest income was primarily the result of $2.2 million in foregone interest (interest that has not been accrued on loans classified as nonperforming) during the second quarter of 2009 and, to a lesser extent the general decline in market interest rates which accounted for approximately $200,000 of the decline. This decrease was partially offset by an increase in average loans receivable resulting in an increase of $1.5 million in interest income. Interest income on investments available for sale decreased $227,000 to $1.7 million for the quarter ended June 30, 2009 compared to $1.9 million for the comparable quarter in 2008. The primary reason for the decline in interest income from investments was due to the decline in the average balance which accounted for $132,000 of the decrease. The remaining $95,000 decline was a result of the drop in yield from 4.55% in the second quarter 2008 to 4.31% for the same quarter in 2009. Interest earned on federal funds sold and interest-bearing deposits totaled $20,000 for the quarter ended June 30, 2009, a decrease of $200,000 from the same quarter in 2008. At the same time, our liquidity in the form of cash, federal funds sold and interest-bearing deposits increased to $55.4 million at June 30, 2009 from $9.4 million at June 30, 2008. In the second quarter of 2008, the federal funds rate was 2.00% as compared to the federal funds rate of between 0% and 0.25% in the second quarter of 2009, which contributed to the decrease in our interest income.

	Six Months Ended June 30,
	2009		2008		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$1,033,572	5.64%	$919,062	6.53%	$(858)
Investments available for sale	150,330	4.41	152,800	4.67	(255)
Investments held to maturity	-	-	7,561	-	-
Federal funds sold and interest-bearing
deposits	30,196	0.15	56,017	2.70	(734)
Federal Home Loan Bank stock	7,413	-	4,842	1.94	(47)
Total interest-earning assets	$1,221,511	5.32%	$1,140,282	6.03%	$(1,894)

Interest income from loans decreased $858,000 during the first six months of 2009 as compared to the same period in 2008. This decrease was principally a result of $3.3 million in forgone interest for the first six months of 2009 as compared to $641,000 for the same period in 2008 as a result of the significantly higher level of nonaccrual loans. In addition, the general decline in interest rates during the past year accounted for $1.3 million of the decline. These decreases were partially offset by an increase in average interest-bearing loans for the first six months of 2009 of $114.5 million, which increased interest income on loans $3.7 million. For the first six months of 2009, interest income on investments available for sale decreased $255,000, predominantly as a result of the lower interest rate environment as compared to the same period in 2008. Interest income from federal funds sold and interest-bearing deposits decreased $734,000. This decrease was a result of both a decline in the average balance of federal funds sold and interest-bearing deposits. At June 30, 2008, the federal funds rate was 2.00% as compared to 0% to 0.25% at June 30, 2009, contributing $385,000 to the decrease in interest income. At the same time average federal funds sold and interest-bearing deposits decreased by $25.8 million to $30.2 million at June 30, 2009, as compared to the same time last year, accounting for $349,000, of the decline in interest income.

Interest Expense. Total interest expense for the three months ended June 30, 2009 was $8.7 million, a decrease of $297,000 from the quarter ended June 30, 2008. The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008		Increase /
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$10,961	0.73%	$10,245	0.70%	$2
Statement savings accounts	13,147	1.73	11,339	1.73	8
Money market accounts	162,139	2.00	127,586	1.98	177
Certificates of deposit	664,138	3.94	611,628	4.78	(775)
Advances from the Federal Home Loan Bank	149,765	3.50	110,000	3.71	291
Total interest-bearing liabilities	$1,000,150	3.50%	$870,798	4.15%	$(297)

The average cost of our certificates of deposits decreased 84 basis points as compared to the second quarter of 2008. This equates to a decline in interest expense of $1.4 million, which was partially offset by an increase in the average balance of certificates of deposit of $52.5 million, which resulted in an additional $634,000 of interest expense. Interest expense related to money market accounts and FHLB advances increased primarily due to the increase in the average balances for these two interest-bearing liabilities. The average balance of money market accounts increased $34.6 million, while the average balance of FHLB borrowings increased $39.8 million. The additional interest expense from these liabilities totaled $468,000, thus reducing the benefit that the decrease in interest rates had on the certificates of deposit. The increase in the money market accounts reflects some of our depositors’ reluctance to invest their funds in fixed-term certificates of deposit in this low rate environment. The increase in FHLB borrowings is a result of our taking advantage of locking in lower borrowing rates for future loan growth.

	Six Months Ended June 30,
	2009		2008		Increase /
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$10,474	0.71%	$10,984	0.69%	$(1)
Statement savings accounts	12,986	1.74	11,294	1.74	15
Money market accounts	141,904	1.99	136,603	2.14	(56)
Certificates of deposit	658,053	4.01	591,804	4.90	(1,296)
Advances from the Federal Home Loan Bank	147,062	3.48	109,461	3.75	508
Total interest-bearing liabilities	$970,479	3.57%	$860,146	4.22%	$(830)

Similar to the second quarter results, our interest expense for the first six months of 2009 decreased $830,000, to $17.3 million primarily due to lower rates paid on certificates of deposit and the FHLB advances as a result of the lower rate environment generally as compared to a year ago, partially offset by higher average balances in those accounts. Interest expense on certificates of deposit declined $1.3 million for the six months ended June 30, 2009 as compared to the comparable period in 2008. The cost of our certificates of deposit decreased 89 basis points for the first six months of 2009 as compared to the like period in 2008. Higher average balances in our certificate of deposit accounts, $658.1 million for the six months ended June 30, 2009 as compared to $591.8 million in the first half of 2008, offset some of the benefit generated by the lower interest rates. Interest expense on FHLB advances increased $508,000 as the average balance of FHLB advances increased $37.6 million for the six months ended June 30, 2009 as compared to the same period in 2008. This increase in balance resulted in an increase of $707,000 in interest expense which was slightly offset by a decrease in interest rates resulting in a reduction of $199,000 in interest expense.

Provision for Loan Losses. We establish the provision for loan losses at a level we believe is necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. Our methodology in assessing the allowance for loan losses places greater emphasis on factors such as charge-off history, the economy, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management experience levels, our loan review and grading system and the value of underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

During the quarter ended June 30, 2009, management took a more comprehensive approach in evaluating the adequacy of the allowance for loan losses including employing the services of an independent consulting firm and concluded that a provision of $18.3 million was required for the quarter. In the comparable quarter in 2008, the provision for loan losses was $445,000. We became concerned with the rapid increase in nonperforming loans from the prior year end through March 31, 2009, which totaled $21.6 million. In addition, with the continuation of the recession, rising unemployment rates and the downward pressure on home prices in our primary market area, we determined that it was prudent to engage an independent consulting firm to perform a stress test analysis on our construction/land development and commercial real estate loan portfolios. As a result, we hired a consulting firm with extensive experience in evaluating loan portfolios throughout the country. Their approach included utilizing a risk rating methodology which assigns loss expectations for defined loan types and loan characteristics within a framework of quantitative and qualitative parameters. These loss expectations were derived from extensive research conducted by large financial institutions in connection with the Basel Accord requirements. The research included an in depth analysis of various historical troubled economic periods of time and the related default rates that occurred in each type of loan. By correlating the loss results of varying loan portfolio’s and underwriting characteristics, equalized risk weightings were established resulting in uniform loss recognition. We took their methodology and augmented our loan loss evaluation process to arrive at the loan loss provision for June 30, 2009. Also contributing to the significant increase in our provision for loan losses was the continued rise in our nonperforming assets. Our total nonperforming loans, net of undisbursed funds, increased to $129.4 million at June 30, 2009 from $80.2 million at March 31, 2009. This increase was the result of the continued weakening of the local economy, the increase in unemployment which has risen to 9.4% in Washington State and the increased foreclosure activity. Foreclosures are expected to remain high for the remainder of the year and into 2010.

The largest increase in nonperforming loans, net of undisbursed funds, was primarily related to the construction/land development loans which increased from $54.1 million at March 31, 2009 to $86.4 million at June 30, 2009. The allowance for loan losses was $32.5 million at June 30, 2009 compared to $17.0 million at December 31, 2008. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

The following table presents a breakdown of our nonperforming assets and troubled debt restructured loans:

	At June 30,	At March 31,	At December 31,
	2009	2009	2008
	(In thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$26,912	$12,013	$9,630
Commercial real estate	9,025	5,171	2,865
Construction/land development	86,361	50,371	44,043

Total loans accounted for on a nonaccrual basis	$122,298	$67,555	$56,538

Accruing loans which are contractually past due
90 days or more:
One-to-four family residential	$891	$4,620	$1,207
Multifamily	809	-	-
Commercial real estate	5,380	4,212	897
Construction/land development	-	3,775	-
Consumer	50	50	-

Total accrual loans which are contractually past due
90 days or more	$7,130	$12,657	$2,104

Total real estate owned	$-	$-	$-

Total nonperforming assets	$129,428	$80,212	$58,642

Troubled debt restructured loans	$38,209	$22,290	$23,044

At June 30, 2009, construction/land development nonaccrual loans were $86.4 million, an increase of $36.0 million, or 71.4% as compared to March 31, 2009. This increase was primarily the result of five builders being added to this category during the quarter. These five builders had a nonaccrual loan balance, net of undisbursed funds, of $33.1 million and a total loan balance relationship, net of undisbursed funds, of $48.7 million at June 30, 2009. Of the five builders, three of the builders construct higher price-point homes (homes with market values in excess of $500,000). These homes are in the construction process or have been completed but have not sold. The sales activity has slowed dramatically in homes in this price range and as a result these borrowers are delinquent on their payments. The remaining two builders have land development loans experiencing cash flow problems with no additional financing available.

One-to-four family residential nonaccrual loans were $26.9 million at June 30, 2009, compared to $12.0 million at March 31, 2009, an increase of $14.9 million, or 124.0%. This increase was related to the rental investment properties owned by two merchant builders and two income property investors. The worsening economy has forced builders to transfer finished homes into their rental property inventory, as opposed to selling them, until the market values of these homes rebound. The amount of time it takes to find a qualified renter, the rental income not being sufficient to cover the debt service and general cash flow problems have caused the nonaccrual loans to increase.

Commercial real estate nonaccrual loans were $9.0 million at June 30, 2009, compared to $5.2 million at March 31, 2009, an increase of $3.8 million, or 73.1%. The increase in these nonaccrual loans was primarily related to one loan of $3.0 million, which was transferred from the 90 days or more past due and still accruing category to the nonaccrual category. During the quarter, a plan to cure the delinquent payment status of this loan did not materialize forcing us to reclassify the loan to nonaccrual.

Included in our nonperforming assets were $7.1 million of loans that are 90 days or more past due and still accruing interest. Loans 90 days or more delinquent and still accruing are loans that are well collateralized, in the process of collection and management believes all principal and interest will be received. There are six loans in the one-to-four family residential category totaling $891,000. Each of these borrowers is facing the effects of poor economic conditions such as unemployment and diminished cash flows. The commercial real estate loans that are 90 days past due and still accruing interest is comprised of five loans totaling $5.4 million. In this group there is a single loan for $3.6 million that is in the process of establishing a work out agreement. The multifamily category consists of one loan for $809,000 which we have received funds to bring the loan current subsequent to quarter end. In addition, there is one loan in the consumer category totaling $50,000 which is a home equity line of credit on a residence with substantial equity. With the housing markets continuing to deteriorate and showing limited signs of stabilizing in the near future, we continue to aggressively monitor our real estate loan portfolio, including our construction/land development loan portfolio.

We have also experienced an increase in our troubled debt restructured loans. At June 30, 2009, our troubled debt restructured loans totaled $38.2 million, an increase of $15.9 million from $22.3 million at March 31, 2009. As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to us to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest.

We did not have any real estate owned at June 30, 2009, although during the second quarter of 2009 we have initiated foreclosure proceedings on approximately $60.0 million of loans. These loans are predominately construction/land development loans that are experiencing cash flow problems. From July 1, 2009 through July 31, 2009, we initiated foreclosure proceedings on $10.4 million additional loans. Of these $70.4 million of loans, all but $2.4 million were included as nonperforming assets on June 30, 2009.

Although we believe that we used the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.

We believe that the allowance for loan losses as of June 30, 2009 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves or charge-offs, based upon their judgment of information available to them at the time of their examination.

	At or For the Six Months
	Ended June 30,
	2009	2008
	(Dollars in thousands)

Provision for loan losses	$19,800	$445
Charge-offs	$4,332	$-
Allowances for loan losses	$32,450	$8,416
Allowance for loan losses as a percent of total loans outstanding
at the end of the period, net of undisbursed funds	3.06%	0.79%
Allowance for loan losses as a percent of nonperforming loans
at the end of the period, net of undisbursed funds	25.07%	26.52%
Total nonaccrual and 90 days or more past due loans, net of undisbursed funds	$129,428	$31,740
Nonaccrual and 90 days or more past due loans as a
percent of total loans, net of undisbursed funds	12.20%	2.98%
Total loans receivable	$1,123,852	$1,065,433
Total loans originated	$78,411	$147,313

Noninterest Income (Loss). Noninterest income increased $396,000 to a loss of $97,000 for the three months ended June 30, 2009 from the comparable quarter in 2008. The following table provides a detailed analysis of the changes in the components of noninterest income (loss):

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2009	June 30, 2008	Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$33	$1	3.13%
Loan service fees	65	(31)	(32.29)
Gain on sale of investments	-	(10)	100.00
Other-than-temporary impairment on investments	(152)	471	75.60
Servicing rights, net	(58)	1	1.69
Other	15	(36)	(70.59)
Total noninterest income (loss)	$(97)	$396	(80.32)%

Noninterest income (loss) was a loss of $97,000 for the quarter ended June 30, 2009, which was primarily the result of an OTTI charge of $152,000. For the comparable quarter in 2008, noninterest income (loss) was a loss of $493,000 as a result of an OTTI charge of $623,000. The OTTI charges for both periods were related to our investment in the AMF Ultra Short Mortgage Fund.

	Six Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2009	June 30, 2008	Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$49	$1	2.08%
Loan service fees	140	42	42.86
Gain on sale of investments	76	(1,307)	(94.50)
Other-than-temporary impairment on investments	(152)	471	75.60
Servicing rights, net	(111)	6	5.13
Other	31	(50)	(61.73)
Total noninterest income	$33	$(837)	(96.21)%

Noninterest income decreased $837,000 for the six months ended June 30, 2009 from the same period in 2008. This decrease was primarily the result of a $1.4 million gain on the sale of tax-exempt securities in January

2008 as compared to a $76,000 gain on the sale of investments in the first quarter of 2009. This was offset by the OTTI loss for the first six months of 2008 of $623,000 as compared to a loss of $152,000 in the same period of 2009. The price of the AMF Ultra Short Mortgage Fund appears to have stabilized thus reducing our loss as compared to last year.

Noninterest Expense. Noninterest expense increased $16.9 million during the three months ended June 30, 2009 to $20.7 million, compared to $3.8 million for the quarter ended June 30, 2008. The following table provides the detail of the changes in noninterest expense:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2009	June 30, 2008	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$3,037	$845	38.55%
Occupancy and equipment	1,293	1,003	345.86
Professional fees	389	(163)	(29.53)
Data processing	150	37	32.74
Marketing	83	29	53.70
Office supplies and postage	51	1	2.00
FDIC/OTS assessments	896	760	558.82
Bank and ATM charges	35	(2)	(5.41)
Goodwill impairment	14,206	14,206	100.00
Other	567	205	56.63
Total noninterest expense	$20,707	$16,921	446.94%

The significant increase in noninterest expense for the second quarter of 2009 as compared to the same period in 2008 was a result of the impairment loss on our goodwill, the expensing of the remaining book value of the building that previously housed our loan personnel, a special assessment for deposit insurance levied by the FDIC and an increase in salaries and employee benefits.

During the quarter ended June 30, 2009, we wrote-off the goodwill impairment amount, which equated to the entire balance of our goodwill from the Executive House, Inc. acquisition or $14.2 million. For further information concerning our analysis and this write-off please see Note 11 of the Selected Notes to the Consolidated Financial Statements.

During the second quarter we began construction of a new building adjacent to our main office that will house all of our lending staff. The old building was demolished and the remaining book value of $983,000 was written-off in the second quarter and is included in occupancy and equipment expense. The new building is expected to be completed in the first quarter of 2010 and we anticipate that the cost to build this facility will be approximately $8.5 million.

Included in noninterest expense is a deposit insurance special assessment the first quarter of that was levied by the FDIC on all financial institutions and our portion was $559,000. There was no comparable expense recorded in the second quarter of 2008. This special assessment was a result of the decline in the insurance fund balance which was attributable to the many bank failures throughout the country. The special assessment was required to be recorded in the second quarter of 2009 but not payable until the end of September 2009. The FDIC has indicated that there is a high probability of another assessment being levied in the fourth quarter of 2009.

Salaries and employee benefits expense increased $845,000 during the second quarter of 2009 compared to the comparable quarter in 2008 primarily as a result of a $523,000 expense related to our equity incentive plan. No comparable expense was recorded in the same quarter in 2008, as the plan did not exist at that time. In addition, salaries have increased $340,000, or 25.6% during the second quarter of 2009 as compared to the same quarter last year as a result of the increase in the number of employees. At June 30, 2009 we had 100 employees as compared to 84 employees at the end of the second quarter of 2008. Throughout 2008, we were building our infrastructure to accommodate future growth and to operate more efficiently as a publicly-traded company. Our current focus is to work with our borrowers and attorney to work through our nonperforming loan issues and to grow our  core earnings.

	Six Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2009	June 30, 2008	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$6,076	$2,123	53.71%
Occupancy and equipment	1,643	1,059	181.34
Professional fees	696	(151)	(17.83)
Data processing	294	68	30.09
Marketing	135	35	35.00
Office supplies and postage	122	39	46.99
FDIC/OTS assessments	1,578	1,403	801.71
Bank and ATM charges	71	(11)	(13.41)
Goodwill impairment	14,206	14,206	100.00
Other	1,030	408	65.59
Total noninterest expense	$25,851	$19,179	287.46%

For the six months ended June 30, 2009, noninterest expense increased $19.2 million to $25.9 million compared to $6.7 million for the same period in 2008. The increase for the first half of 2009 as compared to the same period in 2008 was primarily attributable to the events that occurred in the second quarter of 2009 as previously discussed.

Federal Income Tax Expense. Federal income tax expense decreased $5.2 million for the three months ended June 30, 2009 to a benefit of $4.1 million from an expense of $1.1 million for the three months ended June 30, 2008. The effective federal income tax rate for the three months ended June 30, 2009 was 12.7% as compared to 33.5% for the three months ended June 30, 2008. The decrease in the effective tax rate is a result of the decrease in taxable earnings and the tax effect of the goodwill impairment charge incurred in the second quarter of 2009.

Federal income tax expense decreased $6.9 million for the six months ended June 30, 2009 to a benefit of $3.7 million from an expense of $3.3 million for the comparable period in 2008. The effective federal income tax rate for the six months ended June 30, 2009 was 12.0% as compared to 32.9% for the six months ended June 30, 2008. The decrease in the effective tax rate is a result of the decrease in taxable earnings and the tax effect of the goodwill impairment incurred in the second quarter of 2009.

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

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At June 30, 2009, certificates of deposit scheduled to mature in one year or less totaled $429.3 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

While our primary source of funds is our deposits, when deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: cash management from the FHLB, wholesale funding, federal funds purchased, dealer repurchase agreements and brokered deposits, as well as other short-term alternatives. At June 30, 2009, First Savings Bank maintained credit facilities with the FHLB totaling $437.1 million with an outstanding balance of $149.9 million. In addition, we have two lines of credit totaling $15.0 million with other financial institutions which could be used for liquidity purposes. There were no balances outstanding for these two lines of credit at June 30, 2009.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2009, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary, varies, but may include real estate and income-producing commercial properties. At June 30, 2009, commitments to originate loans, commitments under unused lines of credit, and undisbursed portions of construction loans in process, for which we were obligated, were $26.6 million, $8.5 million and $63.3 million, respectively.

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

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts related to lines of credit and construction loans at June 30, 2009.

		Amount of Commitment Expiration - Per Period
			After	After
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
	(In thousands)

Commitments to originate loans	$26,633	$26,633	$-	$-	$-
Unused portion of lines of credit	8,466	249	-	264	7,953
Undisbursed portion of construction loans	63,346	48,431	6,702	7,946	267
Total commitments	$98,445	$75,313	$6,702	$8,210	$8,220

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively manage our capital levels in order to be considered “well capitalized” in accordance with regulatory standards. As of June 30, 2009, we exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank were as follows as of June 30, 2009: Tier 1 capital 13.82%; Tier 1 (core) risk-based capital 21.42%; and total risk based capital 22.70%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

At June 30, 2009, stockholders’ equity totaled $253.8 million, or 19.6% of total assets. Our book value per share of common stock was $12.48 as of June 30, 2009, as compared to $13.62 as of December 31, 2008.

On February 9, 2009, we completed the repurchase of approximately 10% of our outstanding stock, or 2,285,280 shares, pursuant to our stock repurchase plan announced on November 5, 2008. The shares were repurchased at an average cost of $8.52 per share of which 725,848 shares were purchased during the first quarter of 2009.

On February 18, 2009, the Board of Directors approved a second stock repurchase plan for the purchase of up to 2,056,752 shares, or approximately 10% of our outstanding shares of common stock. During the first quarter of 2009, we repurchased 204,400 shares of our common stock at an average cost per share of $7.44. In the second quarter of 2009, we repurchased 25,900 shares of our common stock at an average cost per share of $7.98. The average cost per share for the current repurchase plan is $7.50 per share and the total number of shares purchased to date for this plan is 230,300 shares. There are 1,826,452 shares remaining to be repurchased for this plan at June 30, 2009.

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

Asset/liability management is the responsibility of the Asset/Liability Committee, which acts within policy directives established by the Board of Directors. This committee meets monthly to monitor the composition of the balance sheet, to assess projected earnings trends, and to formulate strategies consistent with the objectives for liquidity, interest rate risk, and capital adequacy. The objectives of asset/liability management are to maximize long-term stockholder returns by optimizing net interest income within the constraints of credit quality, interest rate risk policies, levels of capital leverage, and adequate liquidity. Assets and liabilities are managed by matching maturities and repricing characteristics in a systematic manner.

Net Interest Income

Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Like other financial institutions, we are subject to interest rate risk and expect periodic imbalances in the interest rate sensitivities of our assets and liabilities. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. We principally manage interest rate risk by managing our volume and mix of our interest-earning assets and interest-bearing liabilities.

Our income simulation model, based on information as of June 30, 2009, indicated that our net interest income over the subsequent twelve months was projected to increase from its “base case” level in the rate change scenarios discussed below. Our income simulation examines changes in interest income in which interest rates were assumed to gradually increase by 100, 200 and 300 basis points over a twelve-month period, and decline assuming a gradual 100 bps reduction in rates. Reductions of 200 and 300 basis points were not reported due to the very low rate environment and the unlikely nature of rates declining that much further. The changes suggest that in the indicated rate environments, net interest income will be positive. In a declining rate environment we are able to increase net interest income as higher priced term liabilities reprice into lower priced term liabilities while many rate sensitive assets remain at newly enacted floors leaving interest income steady. In a rising rate environment we will be able to achieve a benefit from floating rate assets that will reprice faster than some floating rate liabilities which are currently at floors and will not see an increase in interest expense until rates rise above the floors.

	June 30, 2009
	Net Interest Income Change
	Basis Point Change in Rates	% Change
	+300	10.74%
	+200	10.68
	+100	9.73
	Base	8.64
	(100)	5.97
(1)	(200)	N/A
(1)	(300)	N/A

(1)	The current federal funds rate is between
	0% and 0.25%, making a 200 and 300
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

The rising and falling interest rate scenarios indicate that, if the slope of the yield curve remains the same and customer loan and deposit preferences do not change in response to further movements of the yield curve, a parallel 300 basis point increase or a 100 basis point decrease in rates will change net interest income from what is presently expected in the “base case.”

Economic Value of Equity (EVE) Simulation Model Results

The following table illustrates the change in the net portfolio value at June 30, 2009 that would occur in the event of an immediate change in interest rates equally across all maturities. This modeling is performed quarterly and is predicated upon a stable balance sheet, with no growth or change in asset or liability mix. Additionally, no consideration is given to any steps that we might take to counter the effect of that interest movement. Although the net portfolio value measurement provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

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

June 30, 2009
Basis Point	Net Portfolio Value (2)			Net Portfolio as % of Portfolio Value of Assets		Market Value
Change in Rates (1)	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	of Assets (6)
(Dollars in thousands)
+300	$169,035	$(78,214)	(31.63)%	14.09%	(5.93)%	$1,199,367
+200	195,575	(51,674)	(20.90)	15.81	(3.92)	1,236,669
+100	221,296	(25,953)	(10.50)	17.33	(1.97)	1,277,084
0	247,249	-	-	18.75	-	1,318,811
(100)	261,997	14,748	5.96	19.43	1.12	1,348,724
(200)	N/A	N/A	N/A	N/A	N/A	N/A
(300)	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The current federal funds rate is between 0% and 0.25%, making a 200 or 300 basis point drop unlikely.
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

In the simulated upward rate shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of both assets and liabilities to fall, with more prominent effects on longer-term, fixed-rate instruments. Our EVE simulation model results as of June 30, 2009 indicated that when comparing 100 basis point rate shifts our assets would be expected to exhibit a greater level of sensitivity to rising rates than liabilities, with the economic value of liabilities declining by 0.83%, compared to a decline of 1.83% for our assets. Given the greater sensitivity of assets, the reduction in the economic value of assets exceeded the impact on liabilities. Consequently, the economic value of our equity was negatively impacted in this scenario, declining 10.50% at a 100 basis point rate increase.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of both assets and liabilities to rise. In this case, the economic values of both assets and liabilities were positively impacted when rates were assumed to fall by 100 basis points, assets increased by 3.67% and liabilities declined by 3.78%. As a result, with the value of liabilities rising more than asset values, our economic value of equity was positively impacted in this scenario, increasing 5.96%.

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

At June 30, 2009, we had no derivative financial instruments. In addition, we did not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be the primary market risk as other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.

Item 4. Controls and Procedures

The management of First Financial Northwest, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (Exchange Act). A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, except that the following risk factors are added to those previously contained in the Form 10-K:

Construction of the building to house our lending staff will increase our non-earning assets.

We have started our capital improvement project. We estimate completing the project during the first quarter of 2010, at which time, we will have all of our lending staff located in one building connected to our headquarters. The estimated cost of the project is $8.5 million.

We may be required to make further increases in our provisions for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the quarter ended June 30, 2009, we recorded a provision for loan losses of $18.3 million. The provision for the three months ended June 30, 2008 was $445,000. Loan charge-offs for the quarter ended June 30, 2009 and 2008 were $100,000 and $0, respectively. We are experiencing increasing loan delinquencies. Generally, our nonperforming assets reflect operating difficulties of individual borrowers resulting from weakness in the economy. In addition, slowing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies. At June 30, 2009, our total nonperforming loans, net of undisbursed funds, had increased to $129.4 million compared $58.6 million at December 31, 2008. In that regard, our portfolio includes construction/land development loans, commercial real estate loans, one-to-four family residential and consumer loans, of which construction/land development and commercial loans have a higher risk of loss than residential mortgage and consumer loans. While loans related to the construction/land development portfolio represented 19.6% of our gross loan portfolio at June 30, 2009 they represented 66.7% of our nonperforming assets at that date. If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if the recession worsens we expect that it would further negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could be reduced.

Our allowance for loan losses was 3.06% of total loans, and 25.07% of nonperforming loans at June 30, 2009 net of undisbursed funds. Bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs in the future, which could adversely affect our results of operations.

We may incur additional expenses managing real estate acquired through foreclosure.

We have started the foreclosure process on approximately $70 million of loans which may result in additional charge-offs and additional expense to manage other real estate owned.

Our real estate lending exposes us to the risk of environmental liabilities.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchase of equity securities for the second quarter and first six months of 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

January 1, 2009 - January 31, 2009. . . . . . . . . . . . . .	-	$ -	-	725,848

February 1, 2009 - February 28, 2009. . . . . . . . . . . .	725,848	8.28	725,848	-

March 1, 2009 - March 31, 2009. . . . . . . . . . . . . . . .	204,400	7.44	204,400	1,852,352

April 1, 2009 - April 30, 2009. . . . . . . . . . . . . . . . . . .	-	-	-	1,852,352

May 1, 2009 - May 31, 2009. . . . . . . . . . . . . . . . . . . .	25,900	7.98	25,900	1,826,452

June 1, 2009 - June 30, 2009. . . . . . . . . . . . . . . . . . . .	-	-	-	1,826,452

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	956,148	$ 8.09	956,148	1,826,452

On February 9, 2009, we completed the repurchase of approximately 10% of our outstanding stock, or 2,285,280 shares, pursuant to our stock repurchase plan announced on November 5, 2008. The shares were repurchased at an average cost of $8.52 per share of which 725,848 shares were purchased during the first quarter of 2009.

On February 18, 2009, the Board of Directors approved a second stock repurchase plan for the purchase of up to 2,056,752 shares, or approximately 10% of our outstanding shares of common stock. During the first quarter of 2009, we repurchased 204,400 shares of our common stock at an average cost per share of $7.44. In the second quarter of 2009, we repurchased 25,900 shares of our common stock at an average of $7.98. The average cost per share for the current repurchase plan is $7.50 per share and the total number of shares purchased to date for this plan is 230,300 shares. There are 1,826,452 shares remaining to be repurchased for this plan at June 30, 2009.

    Subsequent to June 30, 2009, we repurchased 113,100 shares under the second stock repurchase plan approved  by the Board of Directors on February 18, 2009 at an average price per share of $7.90.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on May 20, 2009. At the meeting there were a total number of 20,363,120 shares eligible to vote.

Proposal #1: Election of Directors
The results of the vote on the election of directors were as follows:

	For		Withheld
	Number of votes	Percentage of shares voted	Number of votes	Percentage of shares voted
Victor Karpiak	17,632,998	96.4%	658,568	3.6%
Robert W. McLendon	17,177,552	93.9	1,114,014	6.1
William A. Longbrake	17,486,003	95.6	805,563	4.4

Proposal #2: Appointment of Auditors
The results of the vote regarding the Appointment of Moss Adams LLP as the Company's Auditors were as follows:

For		Against		Abstain
Number of votes	Percentage of shares voted	Number of votes	Percentage of shares voted	Number of votes	Percentage of shares voted
18,141,716	99.2%	41,380	0.2%	108,470	0.6%

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

                 First Financial Northwest, Inc.

Date: August 7, 2009                                                 /s/Victor Karpiak
                                                                        Victor Karpiak
President,
Chief Executive Officer

Date: August 7, 2009                                                 /s/Kari Stenslie
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

50