Form 10-Q
period 2009-09-30
First Financial Northwest, Inc.
filed 2009-11-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2009, 19,449,368 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
		Page
Item 1 -	Financial Statements	3

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk
		43
Item 4 -	Controls and Procedures
		47
PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	48

Item 1A -	Risk Factors	48

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3 -	Defaults upon Senior Securities	55

Item 4 -	Submission of Matters to a Vote of Security Holders	55

Item 5 -	Other Information	55

Item 6 -	Exhibits	55

SIGNATURES		56

Item 1. Consolidated Financial Statements (Unaudited)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30,	December 31,
Assets	2009	2008

Cash on hand and in banks	$4,238	$3,366
Interest-bearing deposits	36,681	600
Federal funds sold	2,295	1,790
Investments available for sale	172,207	149,323
Loans receivable, net of allowance of $31,134 and $16,982	1,055,906	1,035,181
Premises and equipment, net	16,609	13,026
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	5,265	5,532
Federal income tax receivable	1,266	—
Deferred tax assets, net	14,128	9,266
Goodwill	—	14,206
Prepaid expenses and other assets	3,414	4,737
Total assets	$1,319,422	$1,244,440

Liabilities and Stockholders' Equity

Deposits	$908,213	$791,483
Advances from the Federal Home Loan Bank	149,900	156,150
Advance payments from borrowers for taxes and insurance	4,375	2,745
Accrued interest payable	522	478
Federal income tax payable	—	336
Other liabilities	5,550	3,140
Total liabilities	1,068,560	954,332

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 20,038,320 and
21,293,368 shares at September 30, 2009 and
December 31, 2008, respectively	200	213
Additional paid-in capital	193,634	202,167
Retained earnings, substantially restricted	69,059	102,358
Accumulated other comprehensive income, net of tax	2,640	887
Unearned Employee Stock Ownership Plan (ESOP) shares	(14,671)	(15,517)
Total stockholders' equity	250,862	290,108
Total liabilities and stockholders' equity	$1,319,422	$1,244,440

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$14,376	$15,220	$43,515	$45,217
Investments available for sale	1,813	2,015	5,129	5,586
Federal funds sold and interest bearing deposits with banks	32	43	54	799
Dividends on Federal Home Loan Bank stock	—	17	—	64

Total interest income	$16,221	$17,295	$48,698	$51,666

Interest expense

Deposits	7,262	7,827	22,019	23,922
Federal Home Loan Bank advances	1,310	1,137	3,868	3,187

Total interest expense	$8,572	$8,964	$25,887	$27,109

Net interest income	7,649	8,331	22,811	24,557

Provision for loan losses	7,795	3,498	27,595	3,943

Net interest income (loss) after provision for loan losses	$(146)	$4,833	$(4,784)	$20,614

Noninterest income
Net gain (loss) on sale of investments	(2)	274	74	1,657
Other-than-temporary impairment loss on investments	—	—	(152)	(623)
Other	74	69	183	179
Total noninterest income	$72	$343	$105	$1,213

Noninterest expense
Salaries and employee benefits	3,077	2,459	9,153	6,412
Occupancy and equipment	343	303	1,986	887
Professional fees	332	264	1,028	1,111
Data Processing	178	125	472	351
FDIC/OTS assessments	352	161	1,930	317
Goodwill impairment	—	—	14,206	—
Other general and administrative	607	466	1,965	1,372

Total noninterest expense	$4,889	$3,778	$30,740	$10,450

Income (loss) before provision (benefit) for federal income taxes	(4,963)	1,398	(35,419)	11,377

Provision (benefit) for federal income taxes	(3,304)	443	(6,959)	3,728

Net income (loss)	$(1,659)	$955	$(28,460)	$7,649

Basic earnings (loss) per share	$(0.09)	$0.04	$(1.50)	$0.36

Diluted earnings (loss) per share	$(0.09)	$0.04	$(1.50)	$0.36

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2009
(Dollars in thousands, except share data)
(Unaudited)
					Accumulated
			Additional		Other	Unearned	Total
		Common	Paid-in	Retained	Comprehensive	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	Income, net of tax	Shares	Equity
Balances at December 31, 2008	21,293,368	$213	$202,167	$102,358	$887	$(15,517)	$290,108
Comprehensive income (loss):
Net income (loss)	—	—	—	(28,460)	—	—	(28,460)
Change in fair value of investments
available for sale, net of tax of $1,422	—	—	—	—	1,753	—	1,753
Total comprehensive income (loss)							(26,707)
Cash dividend declared and paid ($0.255 per share)	—	—	—	(4,839)	—	—	(4,839)
Purchase and retirement of common stock	(1,255,048)	(13)	(9,932)	—	—	—	(9,945)
Compensation related to stock options
and restricted stock awards	—	—	1,569	—	—	—	1,569
Allocation of 84,636 ESOP shares	—	—	(170)	—	—	846	676
Balances at September 30, 2009	20,038,320	$200	$193,634	$69,059	$2,640	$(14,671)	$250,862

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(28,460)	$7,649
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	27,595	3,943
Goodwill impairment	14,206	—
Depreciation of premises and equipment	596	552
Net amortization of premiums and discounts on investments	785	543
ESOP expense	676	906
Compensation expense related to stock options and restricted stock awards	1,569	226
Net realized gain on investments available for sale	(74)	(1,657)
Other-than-temporary impairment loss on investments	152	623
Mutual fund dividends	—	(132)
Loss from disposal of equipment	983	36
Deferred federal income taxes	(5,806)	(1,692)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,321	408
Federal income taxes, net	(1,602)	139
Accrued interest receivable	267	(263)
Accrued interest payable	44	(15)
Other liabilities	2,410	495
Net cash provided by operating activities	$14,662	$11,761

Cash flows from investing activities:
Proceeds from sales of investments	6,853	71,228
Principal repayments on investments available for sale	32,180	26,883
Purchases of investments available for sale	(60,081)	(59,655)
Net increase in loans receivable	(48,320)	(125,841)
Purchases of Federal Home Loan Bank stock	—	(1,754)
Purchases of premises and equipment	(5,162)	(241)
Net cash used by investing activities	$(74,530)	$(89,380)

Balance, carried forward	$(59,868)	$(77,619)

		Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Balance, brought forward	$(59,868)	$(77,619)
Cash flows from financing activities:
Net increase in deposits	116,730	48,075
Advances from the Federal Home Loan Bank	16,750	137,000
Repayments of advances from the Federal Home Loan Bank	(23,000)	(98,000)
Net increase in advance payments from borrowers for taxes and insurance	1,630	2,069
Repurchase and retirement of common stock	(9,945)	(9,071)
Dividends paid	(4,839)	(3,285)
Net cash provided by financing activities	$97,326	$76,788

Net increase (decrease) in cash	37,458	(831)
Cash and cash equivalents:
Beginning of period	5,756	11,577
End of period	$43,214	$10,746

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,843	$27,124
Federal income taxes	$450	$5,281
Noncash transactions:
Transfer from investments held to maturity to investments available for sale	$—	$80,410

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Description of Business

First Financial Northwest, Inc. (“First Financial Northwest” or “the Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or the “Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure. The mutual to stock conversion was completed on October 9, 2007 through the sale and issuance of 22,852,800 shares of common stock by First Financial Northwest including 1,692,800 shares contributed to our charitable foundation, the First Financial Northwest Foundation, Inc. that was established in connection with the mutual to stock conversion. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in this Form 10-Q, including the consolidated unaudited financial statements and related data, relates primarily to First Savings Bank. First Financial Northwest is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision.

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

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. Our current business strategy includes an emphasis on one-to-four family residential mortgage and commercial real estate lending. Until recently, we had also included construction/land development lending as one of the primary focuses of our business strategy. We have deemphasized this type of lending over the past 15 to 21 months as a result of market conditions, although these types of loans represented approximately 17% of our loan portfolio at September 30, 2009. First Savings Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family, multifamily, construction/land development, commercial real estate, business and consumer loans.

Note 2 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant inter-company balances and transactions among the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of deferred tax assets and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 3 – Recent Accounting Pronouncements

In December 2007, FASB revised FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The revisions to this guidance applies prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The adoption of revised FASB ASC 805 did not have a material impact on our consolidated financial statements as related to business combinations consummated prior to January 1, 2009.  The adoption of these revisions will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In December 2007, FASB amended FASB ASC 810, Consolidation. This amendment establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The standard also requires additional disclosures that clearly identify and distinguish between the interest of the parent’s owners and the interest of the noncontrolling owners of the subsidiary.  This statement is effective on January 1, 2009 for the Company, to be applied prospectively. The adoption of FASB ASC 810 did not have a material impact on our consolidated financial statements.

In June 2008, FASB amended FASB ASC 260, Earnings per Share. This amendment concluded that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This amendment is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. The adoption of FASB ASC 260 did not have a material impact on our consolidated financial statements.

In January 2009, FASB amended FASB ASC 325-40, Investments – Other. This amendment addressed certain practice issues related to the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, by making its other-than-temporary impairment (“OTTI”) assessment guidance consistent with FASB ASC 320, Investments – Debt and Equity Securities. The amendment removes the reference to the consideration of a market participant's estimates of cash flows and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms.  If it is probable that there has been an adverse change in estimated cash flows, an OTTI is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made.  This amendment became effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The adoption of FASB ASC 325-40 did not have a material impact on our consolidated financial statements.

In April 2009, FASB amended FASB ASC 820, Fair Value Measurements and Disclosures, to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly.  The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

distressed sale) between market participants at the measurement date under current market conditions, even if the market is inactive. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly.  It also provides guidance on identifying circumstances that indicate a transaction is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value.  Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires financial institutions to disclose the fair values of investment securities by major security type. The changes are effective for the interim reporting period ending after June 15, 2009, and are to be applied prospectively. The adoption of FASB ASC 820 did not have a material impact on our consolidated financial statements.

In April 2009, FASB revised FASB ASC 320, Investments – Debt and Equity Securities, to change the OTTI model for debt securities. Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary.  If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is likely that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI.  For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is reevaluated accordingly based on the procedures described above. The adoption of FASB ASC 320 did not have a material impact on our financial statements.

In April 2009, FASB revised FASB ASC 825, Financial Instruments, to require fair value disclosures in the notes of an entity's interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. This revision became effective for the interim reporting period ending after June 15, 2009.  The adoption of FASB ASC 825 did not have a material impact on our consolidated financial statements.

In May 2009, FASB amended FASB ASC 855, Subsequent Events.  The updated guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The revisions should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements.  It does require disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  We adopted the provisions of this guidance for the interim period ended June 30, 2009, and the adoption of FASB ASC 855 did not have a material impact on our consolidated financial statements.

In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.  This statement has not yet been codified into the FASB ASC.  SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company is currently evaluating the impact of the adoption of SFAS No. 166.

Note 4 – Investment Securities Available for Sale

Investment securities available for sale are summarized as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and related investments:
Fannie Mae	$90,076	$2,152	$(22)	$92,206
Freddie Mac	57,001	1,832	(3)	58,830
Ginnie Mae	6,473	112	—	6,585
Tax exempt municipal bonds	4,207	97	(485)	3,819
Taxable municipal bonds	651	—	(32)	619
U.S. Government agencies	5,277	259	—	5,536
Mutual fund (1)	4,460	152	—	4,612
	$168,145	$4,604	$(542)	$172,207

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and related investments:
Fannie Mae	$65,991	$799	$(47)	$66,743
Freddie Mac	59,296	844	(28)	60,112
Ginnie Mae	7,858	11	(177)	7,692
Tax exempt municipal bonds	4,206	16	(523)	3,699
Taxable municipal bonds	652	—	(41)	611
U.S. Government agencies	5,344	511	—	5,855
Mutual fund (1)	4,611	—	—	4,611
	$147,958	$2,181	$(816)	$149,323

(1)
The majority of the fund value is invested in U.S. Government or agency securities with additional holdings of private label securities backed by or representing interest in mortgages or domestic residential housing or manufactured housing.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Investments with unrealized losses at September 30, 2009 and December 31, 2008 by length of time that individual investments have been in a continuous loss position, are as follows:

	September 30, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Fannie Mae	$2,636	$(21)	$67	$(1)	$2,703	$(22)
Freddie Mac	-	-	262	(3)	262	(3)
Tax exempt municipal bonds	-	-	1,626	(485)	1,626	(485)
Taxable municipal bonds	481	(25)	138	(7)	619	(32)
	$3,117	$(46)	$2,093	$(496)	$5,210	$(542)

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Fannie Mae	$8,961	$(41)	$1,424	$(6)	$10,385	$(47)
Freddie Mac	1,366	(11)	1,125	(17)	2,491	(28)
Ginnie Mae	4,543	(135)	2,322	(42)	6,865	(177)
Tax exempt municipal bonds	34	(2)	2,982	(521)	3,016	(523)
Taxable municipal bonds	--	--	611	(41)	611	(41)
	$14,904	$(189)	$8,464	$(627)	$23,368	$(816)

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

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value. For equity securities, the write-down is recorded as a realized loss in ”other-than-temporary impairment loss on investments” on the income statement. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated accordingly to the procedures described above. For the quarter ended September 30, 2009, we did not have any “other-than-temporary impairment losses on investments”. For the nine months ended September 30, 2009 we recognized a $152,000 pre-tax charge for the other-than-temporary decline in the fair value of the AMF Ultra Short Mortgage Fund. This loss was primarily a result of the decline in the market value of the Fund due to the severity and duration of the decline in the market value. We do not consider any other securities to be other-than-temporarily impaired. However, additional other-than-temporary impairments may occur in future periods if there is not recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit characteristics.

The amortized cost and estimated fair value of investments available for sale at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments and the mutual fund are shown separately.

	September 30, 2009
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	1,301	1,389
Due after five years through ten years	10	10
Due after ten years	8,824	8,575
	10,135	9,974

Mortgage-backed investments	153,550	157,621
Mutual fund	4,460	4,612
	$168,145	$172,207

There were no gross gains during the three months ended September 30, 2009 and $2,000 in gross losses for the same period. Gross proceeds from the sales of investments available for sale during the nine months ended September 30, 2009 were $6.9 million, with gross gains of $76,000 and gross losses of $2,000. In January 2008, we elected to transfer our entire investments held to maturity portfolio to our investments available for sale portfolio. During the first quarter of 2008, a portion of the tax-exempt municipal bond portfolio was sold. Gross proceeds from the sales were $62.6 million with gross gains of $1.4 million and gross losses of $56,000.

Note 5 - Loans Receivable, Net

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Loans receivable consist of the following:

	September 30,	December 31,
	2009	2008
	(In thousands)

One-to-four family residential (1)	$511,279	$512,446
Multifamily residential	132,084	100,940
Commercial real estate	285,168	260,727
Construction/land development	206,510	250,512
Business	351	—
Consumer	17,873	12,927
	$1,153,265	$1,137,552
Less:
Loans in process	63,348	82,541
Deferred loan fees	2,877	2,848
Allowance for loan losses	31,134	16,982
	$1,055,906	$1,035,181
______________
(1) Includes $238.8 million and $212.1 million of non-owner occupied loans at September 30, 2009 and December 31, 2008, respectively.

    At September 30, 2009 and December 31, 2008 there were no loans classified as held for sale.

A summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Balance at the beginning of the period	$32,450	$8,416	$16,982	$7,971
Provision for loan losses	7,795	3,498	27,595	3,943
Charge-offs	(9,154)	(77)	(13,486)	(77)
Recoveries	43	-	43	-
Balance at the end of the period	$31,134	$11,837	$31,134	$11,837

Nonaccrual, impaired and troubled debt restructured loans are as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands)

Impaired loans without a valuation allowance	$70,382	$—
Impaired loans with a valuation allowance	101,894	52,533
Total impaired loans	$172,276	$52,533

Valuation allowance related to impaired loans	$11,010	$8,537

Average investment of impaired loans	$93,762	$35,967

Interest income recognized on a cash basis on impaired loans	$1,096	$—

Nonperforming assets
90 days or more past due and still accruing	$907	$2,104
Nonaccrual loans	120,956	35,720
Nonaccrual troubled debt restructured loans	27,127	20,818
Total nonperforming loans	148,990	58,642
Real estate owned (REO)	—	—
Total nonperforming assets (NPA)	$148,990	$58,642

Performing troubled debt restructured loans	$24,192	$2,226
Nonaccrual troubled debt restructured loans	27,127	20,818
Total troubled debt restructured loans (1)	$51,319	$23,044
__________________________________________________
(1) Troubled debt restuctured loans are also considered impaired loans and are included in the category impaired at the beginning of the table.

At September 30, 2009, the amounts committed to be advanced in connection with the troubled debt restructured and impaired loans totaled $21.6 million as compared to $13.8 million at December 31, 2008.

Forgone interest on nonaccrual loans for the three and nine months ended September 30, 2009 was $2.1 million and $5.4 million, respectively. Foregone interest for the same periods in 2008 was $483,000 and $733,000, respectively.

We did not have any real estate owned at September 30, 2009, although during the second and third quarters of 2009 we initiated foreclosure proceedings on approximately $47.2 million of loans. Of this amount, $3.1 million was considered nonperforming but not impaired due to their favorable loan to value ratios. These loans are predominately construction/land development loans that are experiencing cash flow problems.

Note 6 – Federal Home Loan Bank (FHLB) stock

At September 30, 2009, we held $7.4 million in shares of FHLB stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. Due to ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Management evaluates FHLB stock for impairment. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB.

Under Federal Housing Finance Agency Regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Based upon an analysis by Standard and Poors regarding the Federal Home Loan Banks they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government. The U.S. government would almost certainly support the credit obligations of the FHLB System. Based on the above, we have determined there is not an other-than-temporary impairment on the FHLB stock investment as of September 30, 2009.

Note 7 – Earnings Per Share (EPS)

For the three and nine months ended September 30, 2009 and 2008, all outstanding stock equivalents were determined to be antidilutive and accordingly were not included in the EPS calculation.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share.

	Three Months Ended September 30,
	2009	2008
	(Dollars in thousands, except share data)
Net income (loss)	$(1,659)	$955
Weighted-average common shares outstanding	18,735,393	21,254,245
Basic earnings (loss) per share	$(0.09)	$0.04
Diluted earnings (loss) per share	$(0.09)	$0.04

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands, except share data)
Net income (loss)	$(28,460)	$7,649
Weighted-average common shares outstanding	18,960,280	21,226,207
Basic earnings (loss) per share	$(1.50)	$0.36
Diluted earnings (loss) per share	$(1.50)	$0.36

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

Our primary deferred tax assets relate to our allowance for loan losses, our contribution to the First Financial Northwest Foundation, and our impairment charge relating to our investment in the AMF Ultra Short Mortgage Fund. For federal income tax purposes, only net charge-offs are deductible, not the provision for loan losses. Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.

Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax assets if we do not have sufficient positive evidence indicating that we will have carryback potential or future taxable income available to utilize our deferred tax assets. In assessing the need for a valuation allowance, we examine our historical cumulative trailing three year pre-tax book income (loss) quarterly. If we have historical cumulative three year pre-tax book income, we consider this to be strong positive evidence indicating we will be able to realize our deferred tax assets in the future. Absent the existence of any negative evidence outweighing the positive evidence of cumulative three year pre-tax book income, we do not record a valuation allowance for our deferred tax assets. If we have historical cumulative three year pre-tax book losses, we then examine our historical three year pre-tax book losses to determine whether any unusual or abnormal events occurred in this time period which would cause the results not to be an indicator of future performance. As such, we normalize our historical cumulative three year pre-tax results by excluding abnormal items that are not expected to occur in the future. This included the goodwill impairment charge recorded in the second quarter of 2009 and the charitable contribution related to the formation of the First Financial Northwest Foundation recorded in the fourth quarter of 2007. This analysis of “normalized” historical book income includes material management assumptions that relate to the appropriateness of excluding non-recurring items. If, after excluding non-recurring items, we have “normalized” historical cumulative three year pre-tax book income, we consider this strong positive evidence indicating we will be able to realize our deferred tax assets in the future. We then assess any additional positive and negative evidence, such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and taxable income in prior carryback years. After reviewing and weighing all of the positive and negative evidence, if the positive evidence outweighs the negative evidence, then we do not record a valuation allowance for our deferred tax assets. If the negative evidence outweighs the positive evidence, then we record a valuation allowance for all, or a portion of, our deferred tax assets.

Our deferred tax asset valuation account consists of the following specific valuation allowances:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	First Financial Northwest Foundation Contribution	AMF Ultra Short Mortgage Fund (Mutual Fund)	Total Deferred Tax Asset Valuation Allowance
	(In thousands)
Balance at January 1, 2009	$603	$517	$1,120
Additions	717	110	827
Balance at September 30, 2009	$1,320	$627	$1,947

We have recorded a partial deferred tax asset valuation allowance on both our First Financial Northwest Foundation contribution and our investment in the AMF Ultra Short Mortgage Fund. We have analyzed the deferred tax assets related to these two items and have determined that it is more likely than not that a portion of these amounts will not be realized.  The following summarizes the key characteristics that were included in our analysis related to the partial deferred tax asset valuation allowance for these two items.

AMF Ultra Short Mortgage Fund

The AMF Ultra Short Mortgage Fund (“the Fund”) is a mutual fund that invests in primarily mortgage-related investments and seeks to maintain a duration similar to that of a One-Year U.S. Treasury Note, but not to exceed that of a Two-Year U.S. Treasury Note.  The Fund’s net asset value is listed on NASDAQ under the ticker symbol “ASARX”.  We monitor the net asset value of the Fund on a regular basis to evaluate whether an other-than-temporary impairment (“OTTI”) in the value of the Fund has occurred.

During the second quarter of 2008, the net asset value of the Fund decreased $0.99 per share to $8.91 per share as compared to our original investment amount of $9.90 per share.  The primary cause of the decline in value at that time was due to a reduction in the credit rating of the Fund by Standard and Poor’s as a result of the Fund’s mortgage-related investments that had experienced material downgrades during the first half of 2008.  Based upon our analysis at that time, we determined that an other-than-temporary impairment of the investment had occurred and recorded a $623,000 valuation allowance related to the Fund on June 30, 2008.

At December 31, 2008, the market price for the Fund was $7.30 per share, a decrease of $1.61 per share from June 30, 2008.  Based upon the continued decline in the Fund's net asset value and the increase in the percentage of the Fund's below investment grade securities, the unstable nature of the economy, and the uncertainty of the government bailout plans at that time, we classified the decrease in value for the last six months of 2008 as an OTTI totaling $1.0 million, recording this decrease in the fourth quarter of 2008.  The total charge for OTTI’s for 2008 was $1.6 million.

                This $1.6 million book loss represents a capital loss for tax purposes. When the loss is recognized for tax purposes, at the time of sale, it must be offset by a capital gain within a carryforward period of five years or a carryback period of three years. In the past, we have relied on two primary tax strategies that we had documented throughout 2008 to offset the capital loss with a capital gain.  At December 31, 2008, after thoroughly evaluating these two strategies, we determined that neither of them would be viable to offset the capital loss resulting from the future potential sale of the AMF Ultra Short Mutual Fund.  This change in our tax planning strategy at year end was a result of new information that became available to us, as well as the deteriorating economic conditions at that time.  As a result, a deferred tax asset valuation allowance was recorded in the amount of $517,000 to record that portion of the shortfall which could not be offset by our capital gains.

During the first half of 2009, the market value of the Fund continued to decrease thus resulting in an additional write-down of the Fund at June 30, 2009. With no capital gain to offset the capital loss for tax purposes, we recorded a deferred tax asset valuation allowance related to this decrease in value totaling $110,000 at June 30, 2009.  This additional deferred tax asset valuation allowance resulted in a cumulative allowance of $627,000 related to the Fund.

First Financial Northwest Foundation Contribution

In October of 2007, we established a charitable foundation in connection with our conversion from a mutual to stock form of organization.  The form of funding for the charitable foundation was an initial contribution by the Company of Company stock valued at $16.9 million on the part of the Company.  This action resulted in a donation expense of $16.9 million that was recorded in 2007.  Under the Internal Revenue Service (“IRS”) rules, the tax benefit from the donation is limited to 10% per year of taxable income over a five-year carryforward period.

On a regular basis, we review and update our analysis of pre-tax income.  Included in the analysis is our projection for pre-tax income through the five-year carryforward period.  These projections are based on management’s best estimates given the current economic conditions.

At December 31, 2008, based on our analysis, we noted that there would not be enough pre-tax income to utilize the entire deferred tax asset related to the charitable contribution.  In calculating the amount of the deferred tax asset to be utilized, we determined that we would not be able to generate enough pre-tax income through 2012 to offset $603,000 of this deferred asset. Consequently, we booked a deferred tax asset valuation allowance for $603,000 related to the contribution.  Our evaluation at June 30, 2009 also concluded that it was more likely than not that we would not be able to realize the full amount of the remaining deferred tax asset related to the contribution.  As a result, we recorded an additional deferred tax asset valuation allowance of $717,000 in June 2009 resulting in a cumulative valuation allowance of $1.3 million for this deferred tax asset.

We did not record a general valuation allowance on the deferred tax asset.  Unlike our deferred tax assets with specific valuation allowances, our other deferred tax assets are not limited by specific tax time constraints or the generation of non-ordinary income sources.  As part of our analysis regarding the need for a general valuation allowance, we evaluated both the positive and negative evidence related to utilizing our deferred tax asset.  We believe that our significant carryback potential, in addition to our strong capital position, net interest margin, interest rate spread, and core earnings provide positive evidence regarding our ability to utilize our deferred tax assets in the future.  Our Tier 1, Tier 1 risk-based, and total risk-based capital levels at September 30, 2009 were 13.47%, 20.43% and 21.72%, respectively, for the Bank only.  These capital ratios compare to the regulatory capital requirements of 5%, 6% and 10%, respectively, to be considered a well capitalized financial institution.  In addition, the Company had approximately $62.0 million of capital at September 30, 2009.  Our strong capital position enabled us to continue to lend and expand our loan portfolio to sustain our growth and add to our net interest margin.

       On November 6, 2009, President Obama signed into law new legislation that extends the net operating loss carryback period to five years with the fifth year limited to 50% of net income.  This new law will also provide additional positive evidence regarding the utlization of our deferred tax assets, effective in the fourth quarter, since we would have an additional three years of carryback potential.

We believe, based on our carryback potential and our future earnings projections, that it is more likely than not that we will realize our recorded deferred tax assets. These sources of positive evidence, combined with our strong capital position, were sufficient to overcome the negative evidence of cumulative losses in the recent three year period caused primarily from the significant increase in the provision for loan losses that was recorded in the second quarter of 2009, which totaled $18.3 million, and a $14.2 million non-cash goodwill impairment charge recorded in the same period as well as a charitable contribution of $16.9 million in 2007. We have normalized cumulative income for the three year period, including our provisions for loan losses as these are part of our core business. It is management’s opinion that future taxable income will allow the utilization of our deferred tax assets not supported by carryback potential. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

Note 9 - Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $530,000 and $1.6 million, respectively, for the three and nine months ended September 30, 2009. The Plan was implemented during the third quarter of 2008 and as a result, only a proportional share, $226,000, of the expense was recorded during the third quarter of 2008. The related tax benefits for the three and nine months ended September 30, 2009 were $186,000 and $549,000, respectively, as compared to $79,000 for the three and nine months ended September 30, 2008.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to its directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or 90 days after employment or service ends. We have a policy of issuing new shares upon exercise. At September 30, 2009, remaining options for 811,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The expected volatility is generally based on the historical volatility of our stock price over a specified period of time. Since becoming a publicly held company in October 2007, the amount of historical stock price information is limited. As a result, we elected to use a weighted-average of our peers’ historical stock prices as well as our own historical stock prices to estimate volatility. We base the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. We elected to use the Staff Accounting Bulletin 107, “Share-Based Payments” permitted by the Securities and Exchange Commission, to calculate the expected term due to the lack of historical exercise data. This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between.

There were no options granted during the third quarter of 2009. A summary of our stock option plan awards for the nine months ended September 30, 2009 follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term in Years	Value

Outstanding at January 1, 2009	1,423,524	$9.78	9.50	$-
Granted	50,000	8.35	9.31
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2009	1,473,524	$9.73	8.77	$-

Expected to vest assuming a 3% forfeiture
rate over the vesting term	1,437,848	$9.73	8.77	$-

As of September 30, 2009, there was $2.1 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.78 years. There were 284,705 shares exercisable at September 30, 2009.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant. The restricted stock awards’ fair value is equal to the value on the date of grant. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At September 30, 2009, remaining restricted awards for 133,878 shares were available to be granted. The 914,112 shares have been repurchased and are held in trust until they are issued in connection with the agreement.

A summary of changes in our nonvested restricted stock awards for the nine month period ended September 30, 2009 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2009	748,234	$10.34
Granted	32,000	8.35
Vested	(149,647)	10.34
Forfeited	-	-
Nonvested at September 30, 2009	630,587	$10.24

Expected to vest assuming a 3% forfeiture
rate over the vesting term	611,667

As of September 30, 2009, there was $6.1 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.94 years. As of September 30, 2009 there was 149,647 shares vested.

Note 10 – Segment Information

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

Note 11 – Goodwill

Goodwill represented the excess of the purchase price over the fair value of net assets related to our purchase of Executive House, Inc., which was a mortgage banking company, in 2005. Goodwill is not subject to amortization but instead is tested for impairment no less than annually.

As a result of the Company’s market capitalization being less than our total stockholders’ equity at June 30, 2009 and the significant increase in the second quarter ended June 30, 2009 of our provision for loan losses, we engaged an independent valuation consulting firm to assist us in determining whether and to what extent our goodwill asset was impaired. The analysis requires that we compare the implied fair value of goodwill to the carrying amount of goodwill on our balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. After we completed this analysis, we determined the implied fair value of goodwill was less than the carrying value on the Company’s balance sheet, and the entire balance of our goodwill of $14.2 million was written-off through a charge to earnings in the second quarter of 2009. This impairment charge had no effect on our cash balances or liquidity. In addition, because goodwill, net of related deferred income taxes, is not included in the calculation of regulatory capital, the Bank’s regulatory ratios were not affected by this non-cash expense and the Bank remained “well capitalized” for regulatory purposes.

Note 12 – Fair Values of Assets and Liabilities

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We determined the fair values of our financial instruments based on the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our estimates for market assumptions. These two types of inputs create the following fair value hierarchy:

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Fair Value Measurements at September 30, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In thousands)
Available for sale investments	$ 172,207	$4,612	$167,595	$ -

The table below presents the balances of assets measured at fair value on a nonrecurring basis.

	Fair Value Measurements at September 30, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant	Total
	Fair Value	for Identical	Observable	Unobservable	Gains
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Losses) (1)
	(In thousands)
Impaired loans including undisbursed but committed funds
of $25.8 million (included in loans receivable, net)	$187,067	$-	$-	$187,067	$15,916
Servicing rights (included in prepaid expenses and other assets.)	568	-	-	568	-
	$187,635	$-	$-	$187,635	$15,916

(1) This represents the loss for the nine months ended September 30, 2009. The loss for the three months ended September 30, 2009 was $7,449.

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

Servicing rights are recorded as separate assets through the purchase of the rights or origination of mortgage loans that are sold with servicing rights retained. Originated servicing rights are recorded based on quoted market prices, other observable market data, or on the estimated discounted cash flows if observed market prices are not available. Servicing rights are amortized in proportion to, and over, the estimated period the net servicing income will be collected. Key assumptions included in the model are prepayment and discount rates, estimated costs of servicing, other income, and other expenses. On a regular basis servicing rights are evaluated for any changes to the assumptions used in the model. There have been no lower of cost or market adjustments of servicing rights because of changes in the fair value during third quarter of 2009. The change in fair value was due to amortization expense for the period.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash on hand and in banks	$4,238	$4,238	$3,366	$3,366
Interest-bearing deposits	36,681	36,681	600	600
Federal funds sold	2,295	2,295	1,790	1,790
Investments available for sale	172,507	172,507	149,323	149,323
Loans receivable, net	1,055,906	1,070,706	1,035,181	1,029,293
Federal Home Loan Bank stock, at cost	7,413	7,413	7,413	7,413
Accrued interest receivable	5,265	5,265	5,532	5,532

Liabilities:
Deposits	220,238	220,238	146,035	146,035
Certificates of deposit	687,975	708,248	645,448	651,102
Advances from the Federal Home Loan Bank	149,900	149,900	156,150	156,150
Accrued interest payable	522	522	478	478

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

•
Loans receivable: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of the performing loans that do not reprice frequently is estimated using discounted cash flow analysis, using interest rates currently being offered or interest rates that would be offered for loans with similar terms to borrowers of similar credit quality. The fair value of nonperforming loans is estimated using discounted cash flow analysis, at the loans effective interest rate or, the fair value of the underlying collateral if the loan is collateral dependent.

•
Liabilities: The fair value of deposits with no stated maturity, such as statement, NOW, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The fair value of the FHLB advances approximates book value as the interest rate is comparable to interest rates currently available for similar debt instruments at September 30, 2009 and December 31, 2008.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 14 – Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.  Management has reviewed events occurring through November 6, 2009, the date the financial statements were issued and no subsequent events occurred requiring accrual or disclosure, except as noted below.

Subsequent to September 30, 2009, we repurchased 588,952 shares under the second stock repurchase plan approved by the Board of Directors on February 18, 2009 at an average price per share of $6.28.

On October 30, 2009 we foreclosed on a loan with underlying collateral of a warehouse property. The outstanding loan balance was $894,000 and the fair market value of the underlying collateral was $1.6 million, as a result no loss was recorded.

    Subsequent to September 30, 2009, one of our new loans added to nonaccrual status during the third quarter of 2009 paid off for $1.4 million and no additional losses were incurred.

        Subsequent to September 30, 2009, our application for a line of credit with the Federal Reserve Bank of San Francisco was approved totaling $175.3 million based upon qualifying eligible collateral.

        On November 6, 2009, President Obama signed into law new legislation that extends the net operating loss carryback period to five years with the fifth year limited to 50% of net income. This new law will also provide additional positive evidence regarding the utilization of our deferred tax assets, effective in the fourth quarter, since we would have an additional three years of carryback potential.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements:

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits; the use of estimates in determining fair value of certain of our assets; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Overview

First Savings Bank is a community-based savings bank primarily serving King and, to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. Our current business strategy includes an emphasis on one-to-four family residential mortgage and commercial real estate lending. Until recently, we had also included construction/land development lending in our business strategy. We have deemphasized this type of lending over the past 15 to 21 months as a result of market conditions although these types of loans represented approximately 17% of our loan portfolio at September 30, 2009. First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family, multifamily, construction/land development, commercial real estate, business and consumer loans.

Our primary source of revenue is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

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

We incurred a net loss for the third quarter ended September 30, 2009 of $1.7 million, or $0.09 per diluted share, as compared to net income of $955,000 or $0.04 per diluted share for the quarter ended September 30, 2008. Our net loss for the third quarter of 2009 compared to our net income for the third quarter of 2008 was primarily the result of a $4.3 million increase to the provision for loan losses, and a $1.1 million increase in noninterest expense offset by a $3.7 million decrease in federal income tax expense. These items also contributed to a net loss for the nine months ended September 30, 2009 of $28.5 million, or $1.50 per diluted share, as compared to net income of $7.6 million, or $0.36 per diluted share for the same period in 2008. For the nine months ended September 30, 2009, compared to the same period in 2008 our results were primarily reduced by an increase of $23.7 million in the provision for loan losses, an increase in noninterest expense of $20.3 million which included a goodwill impairment charge of $14.2 million recorded in the second quarter of 2009, partially offset by a $10.7 million decrease in federal income tax expense.

During the quarter ended September 30, 2009, our total gross loan portfolio increased $29.4 million or 2.6% from June 30, 2009. For the quarter ended September 30, 2009, our one-to-four family residential loans increased $8.3 million or 1.7%, multifamily loans increased $22.4 million or 20.4% and commercial real estate loans increased $11.6 million or 4.2%. In addition, consumer loans increased $1.3 million or 7.9% and construction/land development loans decreased $14.3 million or 6.5%. We also originated $100,000 in business lines of credit during the quarter.

For the nine months ended September 30, 2009, our total gross loan portfolio increased $15.7 million or 1.4% from December 31, 2008. For the first nine months of 2009, our one-to-four family residential loans decreased $1.2 million or 0.2%, multifamily loans increased $31.1 million or 30.9% and commercial real estate loans increased $24.4 million or 9.4%. In addition, consumer loans increased $4.9 million or 38.3% and construction/land development loans decreased $44.0 million or 17.6% while business loans increased $351,000.

Our loan policy limits the maximum amount of loans we can make to one borrower to 20% of First Savings Bank’s risk-based capital. As of September 30, 2009, the maximum amount which we could lend to any one borrower was $37.3 million based on our policy. Exceptions may be made to this policy with the prior approval of the Board of Directors if the borrower exhibits financial strength or compensating factors to sufficiently offset any weaknesses based on the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations and current payment history. The five largest borrowing relationships, as of September 30, 2009, in descending order were:

	September 30, 2009
	Aggregate Amount		Number
Borrower (1)	of Loans (2)		of Loans

Real estate builder	$48.7	million	148
Real estate builder	39.2	million	153
Real estate builder	28.0	million	116
Real estate builder	19.2	million (3)	78
Real estate builder	19.0	million (4)	40
Total	$154.1	million
______________
(1) The composition of borrowers represented in the table
may change from one period to the next.
(2) Net of undisbursed funds.
(3) Of this amount, $14.8 million is considered impaired loans.
(4) Of this amount, $12.3 million is considered impaired loans.

The following table details the breakdown of the types of loans to our top five largest borrowing relationships at September 30, 2009:

	Permanent		Permanent		Permanent
	One-to-Four Family		Multifamily		Commercial
	Residential Loans		Loans		Loans		Construction/		Aggregate Amount
Borrower	(Rental Properties)		(Rental Properties)		(Rental Properties)		Land Development (1)		of Loans (1)

Real estate builder	$18.4	million	$-		$0.3	million	$30.0	million	$48.7	million
Real estate builder	26.2	million	-		0.8	million	12.2	million	39.2	million
Real estate builder	18.8	million	1.1	million	0.1	million	8.0	million	28.0	million
Real estate builder	11.6	million	-		-		7.6	million	19.2	million
Real estate builder	4.9	million	-		-		14.1	million	19.0	million
Total	$79.9	million	$1.1	million	$1.2	million	$71.9	million	$154.1	million
______________
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
______________
(1) Net of undisbursed funds.

These builders listed in the above tables, as part of their business strategy, retain a certain percentage of their finished homes in their own inventory of permanent investment properties, (i.e. one-to-four family rental properties). These properties are used to enhance the builders’ liquidity through rental income and improve their equity through the appreciation in market value of the property. As part of our underwriting process we review the borrowers’ business strategy to determine the feasibility of the project. Although this strategy has been included in these builders’ business plans prior to the current economic crisis, these builders have taken more rental properties into their portfolio in the last 24 months than originally planned as a result of the sluggish housing market. While we do not allow all of our builder loan customers to expand their rental pools, we have offered this program to a limited number of builders based upon such factors as financial strength, collateral value and their proven historical ability to work through difficult financial times. For the five builders included in the table above, the total one-to-four family rental properties increased $2.7 million, or 3.5% from $77.2 million at June 30, 2009 to $79.9 million at September 30, 2009.

The following table includes construction/land development loans, net of undisbursed funds, by the five counties that contain our largest loan concentrations at September 30, 2009.

					Nonperforming Loans as a
		Percent of	Nonperforming		Percent of Loan
County	Loan Balance (1)	Loan Balance (1)	Loans		Balance (2)
(Dollars in thousands)
King	$68,842	42.3%	$41,269		59.9%
Pierce	36,420	22.4	17,379		47.7
Kitsap	17,040	10.5	1,121		6.6
Snohomish	12,409	7.6	8,944		72.1
Whatcom	11,648	7.1	11,648	(3)	100.0
All other counties	16,510	10.1	8,396		50.9
Total	$162,869	100.0%	$88,757

(1) Net of undisbursed funds.
(2) Represents the percent of the loan balance by county that is nonperforming.
(3) Represents one loan.

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

Goodwill. Goodwill represents the cost in excess of net assets acquired arising from the purchase of Executive House, Inc. in December 2005. Goodwill is not amortized, but is reviewed for impairment and written down and charged to expense during the periods in which the recorded value is more than its fair value. We evaluate any potential impairment of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Generally Accepted Accounting Principles, with respect to goodwill, requires that we compare the implied fair value of goodwill to the carrying amount of goodwill on our balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. As a result of the Company’s market capitalization being less than our total stockholders’ equity at June 30, 2009 and the significant increase in the second quarter ended June 30, 2009 of our provision for loan losses, we engaged an independent valuation consulting firm to assist us in determining whether and to what extent our goodwill asset was impaired. Based on that valuation analysis, we recorded a $14.2 million impairment charge, which eliminated all of the goodwill previously carried in our Consolidated Balance Sheet, in the second quarter of 2009. An impairment charge has no effect on our cash balances or liquidity. In addition, goodwill is not included in regulatory capital for the purpose of calculating the Bank’s regulatory capital ratios.

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

Other-Than-Temporary Impairments In the Market Value of Investments. Declines in the fair value of any available for sale or held to maturity investment below their cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the investment to that of fair value. A charge to earnings and an establishment of a new cost basis for the investment is made. Unrealized investment losses are evaluated at least quarterly to determine whether such declines should be considered other-than-temporary and therefore be subject to immediate loss recognition. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the investment security is below the carrying value primarily due to changes in interest rates and there has not been significant deterioration in the financial condition of the issuer. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is other-than-temporary include ratings by recognized rating agencies; the extent and duration of an unrealized loss position; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

General. Our total assets increased $75.0 million, or 6.0%, to $1.3 billion at September 30, 2009 from December 31, 2008. The asset growth resulted primarily from an increase of $36.1 million in interest-bearing deposits, a $22.9 million increase in investment securities, an increase of $20.7 million in loans receivable, net partially offset by a decrease of $14.2 million as a result of a non-cash impairment charge for goodwill. Total liabilities increased $114.2 million to $1.1 billion at September 30, 2009 from $954.3 million at December 31, 2008 primarily as a result of increases in deposits of $116.7 million. Stockholders’ equity decreased $39.2 million, primarily due to the net loss for the nine months ended September 30, 2009 of $28.5 million, the cost for the repurchase of our stock of $9.9 million and cash dividends paid during the nine months ended September 30, 2009 of $4.8 million.

Assets. Total assets increased $75.0 million or 6.0% at September 30, 2009, as compared to December 31, 2008. The following table details the changes in the composition of our assets.

		Increase/(Decrease)
	Balance at	from	Percentage
	September 30, 2009	December 31, 2008	Increase/(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$4,238	$872	25.91%
Interest-bearing deposits	36,681	36,081	6,013.50
Federal funds sold	2,295	505	28.21
Investments available for sale	172,207	22,884	15.33
Loans receivable, net	1,055,906	20,725	2.00
Premises and equipment, net	16,609	3,583	27.51
Federal Home Loan Bank
stock, at cost	7,413	-	-
Accrued interest receivable	5,265	(267)	(4.83)
Federal income tax receivable	1,266	1,266	100.00
Deferred tax assets, net	14,128	4,862	52.47
Goodwill	-	(14,206)	(100.00)
Prepaid expenses and other assets	3,414	(1,323)	(27.93)
Total assets	$1,319,422	$74,982	6.03%

Cash, interest-bearing deposits and federal funds sold increased $37.4 million to $43.2 million at September 30, 2009 from $5.8 million at December 31, 2008. Investments available for sale increased $22.9 million, or 15.3%, to $172.2 million at September 30, 2009 from $149.3 million at December 31, 2008. During the nine months ended September 30, 2009, we purchased $60.1 million of investments primarily in mortgage-backed securities issued by Freddie Mac and Fannie Mae offset by sales and repayments of $39.0 million. Net loans receivable increased $20.7 million to $1.1 billion at September 30, 2009 from December 31, 2008. The increase in these assets categories were funded by the increase in deposits of $116.7 million or 14.8% to $908.2 million at September 30, 2009 from $791.5 million at December 31, 2008.

Loan originations for the nine months ended September 30, 2009 totaled $156.6 million and included: $60.0 million in one-to-four family mortgages; $35.4 million and $36.7 million in commercial real estate and multifamily loans, respectively; and $9.6 million in consumer loans. Included in the one-to-four family residential loan originations are $28.4 million of permanent loans where the builders have financed homes that are being rented by third parties. We also originated $14.5 million in construction and land development loans and $351,000 in business loans. Origination activity for the first nine months of 2009 was offset by repayments during the same period of $140.9 million. The originations in the construction/land development loan portfolio were primarily to our merchant builders so they could continue to complete their projects and utilize their existing land inventory. We are concentrating on working with our existing builders and have not expanded our customer base for this type of lending.

Deposits. During the nine months ended September 30, 2009, deposits increased $116.7 million to $908.2 million. The increase in deposits was a result of our practice of competitively pricing our deposit products and our customers’ willingness to save more due to the current economic conditions. While all deposit categories increased from December 31, 2008, the increases in the money market accounts of $68.5 million and certificate of deposit accounts of $42.5 million comprised the majority of the increase. In an effort to increase our core deposits, we have both competitively priced our deposit products and continued our marketing campaign to attract new customers to the Bank. We did not have any brokered deposits at September 30, 2009 or December 31, 2008. Our public fund deposits totaled $86.8 million at September 30, 2009 and $81.7 million at December 31, 2008. These funds are 100% collateralized utilizing our investment portfolio at September 30, 2009.

Advances. Total advances at September 30, 2009 were $149.9 million, a decrease of $6.3 million or 4.0% from December 31, 2008. Excess funds were used to pay down short-term FHLB advances. In this current low interest rate environment, we are focusing on reducing our cost of funds.

Equity. Total equity decreased $39.2 million, or 13.5%, to $250.9 million at September 30, 2009 from $290.1 million at December 31, 2008. The decrease was primarily the result of our net loss for the nine months ended September 30, 2009 of $28.5 million, the repurchase of 1.3 million shares for $9.9 million and the payment of cash dividends to shareholders of $4.8 million during the nine months ended September 30, 2009.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2009 and September 30, 2008

General. We incurred a net loss of $1.7 million for the three months ended September 30, 2009, a decrease of $2.6 million from the comparable quarter in the prior year.  Our net loss for the third quarter of 2009 compared to our net income for the third quarter of 2008 was primarily the result of a $4.3 million increase to the provision for loan losses and a $1.1 million increase in noninterest expense offset by a $3.7 million decrease in federal income tax expense.

For the nine months ended September 30, 2009, we incurred a net loss of $28.5 million, a decrease of $36.1 million as compared to the same period in 2008.  This decrease was primarily a result of an increase of $23.7 million in the provision for loan losses, an increase in noninterest expense of $20.3 million which included a goodwill impairment charge of $14.2 million recorded in the second quarter of 2009, partially offset by a $10.7 million decrease in federal income tax expense.

Net Interest Income. Our net interest income for the quarter ended September 30, 2009 decreased to $7.6 million, as compared to $8.3 million for the same quarter in the prior year, a decrease of $682,000. Average total interest-earning assets increased $105.2 million to $1.3 billion for the three months ended September 30, 2009 compared to the same quarter in 2008. Average total interest-bearing liabilities increased $152.4 million to $1.0 billion for the third quarter of 2009 compared to $890.0 million for the same quarter in 2008. During the same period, our yield on interest-earning assets decreased 83 basis points while our cost of funds decreased 74 basis points, decreasing our interest rate spread for the quarter ended September 30, 2009 by nine basis points to 1.80% from 1.89% during the same quarter in 2008. Our net interest margin for the third quarter of 2009 decreased to 2.40% as compared to 2.85% for the same quarter last year.

Our net interest income for the nine months ended September 30, 2009 decreased $1.8 million to $22.8 million, as compared to $24.6 million for the same period in 2008. Average total interest-earning assets increased

$89.2 million to $1.2 billion for the nine months ended September 30, 2009 from $1.1 billion for the same period in 2008. Average interest-bearing liabilities increased $124.5 million to $994.9 million for the nine months ended September 30, 2009 compared to the same period in 2008. During the same period the yield on our interest-earning assets decreased 75 basis points, while our cost of funds decreased 68 basis points, decreasing our interest rate spread for the nine months ended September 30, 2009 by seven basis points to 1.77% from 1.84% during the same period in 2008. Our net interest margin for the first nine months of 2009 decreased to 2.45% as compared to 2.85% for the same period last year.

The following table sets forth the effects of changes in rates and volumes on our net interest income.

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Compared to September 30, 2008			Compared to September 30, 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$(1,766)	$922	$(844)	$(6,143)	$4,441	$(1,702)
Investments available for sale	(250)	48	(202)	(447)	(10)	(457)
Federal funds sold and interest-
bearing deposits with banks	(305)	294	(11)	(670)	(75)	(745)
Federal Home Loan Bank stock	(22)	5	(17)	(93)	29	(64)

Total net change in income on
interest-earning assets	(2,343)	1,269	(1,074)	(7,353)	4,385	(2,968)

Interest-bearing liabilities
NOW accounts	1	5	6	2	3	5
Statement savings accounts	(5)	13	8	(4)	27	23
Money market accounts	(105)	333	228	(247)	420	173
Certificates of deposit	(1,490)	683	(807)	(4,410)	2,306	(2,104)
Advances from the Federal
Home Loan Bank	(34)	207	173	(236)	917	681

Total net change in expense on
interest-bearing liabilities	(1,633)	1,241	(392)	(4,895)	3,673	(1,222)

Net change in net interest income	$(710)	$28	$(682)	$(2,458)	$712	$(1,746)

Interest Income. Total interest income for the third quarter of 2009 decreased $1.1 million, or 6.2%, to $16.2 million from $17.3 million for the quarter ended September 30, 2008. The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$1,043,877	5.51%	$984,804	6.18%	$(844)
Investments available for sale	176,090	4.12	172,039	4.68	(202)
Federal funds sold and interest-bearing
deposits	46,485	0.28	6,204	2.77	(11)
Federal Home Loan Bank stock	7,413	-	5,633	1.21	(17)
Total interest-earning assets	$1,273,865	5.09%	$1,168,680	5.92%	$(1,074)

     Interest income from loans decreased $844,000 during the third quarter of 2009 as compared to the same quarter in 2008. The decline in interest income was primarily the result of $1.6 million in foregone interest (interest that has not been accrued on nonperforming loans) during the third quarter of 2009 and, to a lesser extent the general decline in market interest rates which accounted for approximately $166,000 of the decline. This decrease was partially offset by an increase in average loans receivable resulting in an increase of $922,000 in interest income. Interest income on investments available for sale decreased $202,000 to $1.8 million for the quarter ended September 30, 2009 compared to $2.0 million for the comparable quarter in 2008. The primary reason for the decline in interest income from investments was due to the decline in yield from 4.68% in the third quarter of 2008 to 4.12% for the same quarter in 2009 resulting in a $250,000 decrease in interest income. The decline in yield was offset by an increase of $4.1 million in the average balance of investments available for sale resulting in an increase of $48,000 in interest income. Interest earned on federal funds sold and interest-bearing deposits totaled $32,000 for the quarter ended September 30, 2009, a decrease of $11,000 from the same quarter in 2008. At the same time, our liquidity in the form of cash, federal funds sold and interest-bearing deposits increased to $43.2 million at September 30, 2009 from $10.7 million at September 30, 2008. In the third quarter of 2008, the federal funds rate was 2.00% as compared to the federal funds rate of between 0% and 0.25% in the third quarter of 2009, which contributed to the decrease in our interest income.

	Nine Months Ended September 30,
	2009		2008		Increase/
					(Decrease) in
					Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$1,037,045	5.59%	$941,136	6.41%	$(1,702)
Investments available for sale	159,011	4.30	159,292	4.68	(457)
Investments held to maturity	-	-	5,022	-	-
Federal funds sold and interest-bearing
deposits	35,686	0.20	39,359	2.71	(745)
Federal Home Loan Bank stock	7,413	-	5,108	1.67	(64)
Total interest-earning assets	$1,239,155	5.24%	$1,149,917	5.99%	$(2,968)

Interest income from loans decreased $1.7 million during the first nine months of 2009 as compared to the same period in 2008. This decrease was principally a result of $5.4 million in forgone interest for the first nine months of 2009 as compared to $733,000 for the same period in 2008 as a result of the significantly higher level of nonaccrual loans. In addition, the general decline in interest rates during the past year accounted for $700,000 of the decline. These decreases were partially offset by an increase in average interest-bearing loans of $95.9 million at September 30, 2009 from the comparable period in 2008, which increased interest income on loans $4.4 million. For the first nine months of 2009, interest income on investments available for sale decreased $457,000, predominantly as a result of the lower interest rate environment as compared to the same period in 2008. Interest income from federal funds sold and interest-bearing deposits decreased $745,000. This decrease was principally a result of the general decline in interest rates. At September 30, 2008, the federal funds and interest bearing deposits yield was 2.71% as compared to 0.20% at September 30, 2009, contributing $670,000 to the decrease in interest income. At the same time average federal funds sold and interest-bearing deposits decreased by $3.7 million to $35.7 million at September 30, 2009, as compared to the same time last year, accounting for $75,000, of the decline in interest income.

Interest Expense. Total interest expense for the three months ended September 30, 2009 was $8.6 million, a decrease of $392,000 from the quarter ended September 30, 2008. The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008		Increase /
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$12,470	0.77%	$9,845	0.73%	$6
Statement savings accounts	14,679	1.63	11,803	1.76	8
Money market accounts	189,400	1.81	124,204	2.03	228
Certificates of deposit	676,409	3.74	617,880	4.61	(807)
Advances from the Federal Home Loan Bank	149,900	3.50	126,739	3.59	173
Total interest-bearing liabilities	$1,042,858	3.29%	$890,471	4.03%	$(392)

The average cost of our certificates of deposits decreased 87 basis points as compared to the third quarter of 2008. This equates to a decline in interest expense of $1.5 million, which was partially offset by an increase in the average balance of certificates of deposit of $58.5 million, which resulted in an additional $683,000 of interest expense. Interest expense related to money market accounts and FHLB advances increased primarily due to the increase in the average balances for these two interest-bearing liabilities. The average balance of money market accounts increased $65.2 million, while the average balance of FHLB borrowings increased $23.2 million. The additional interest expense from these liabilities totaled $401,000, thus reducing the benefit that the decrease in interest rates had on the certificates of deposit. The increase in the money market accounts reflects some of our depositors’ reluctance to invest their funds in fixed-term certificates of deposit in this low rate environment. The increase in the average balance of our FHLB borrowings is a result of our taking advantage of locking in lower borrowing rates for future loan growth.

	Nine Months Ended September 30,
	2009		2008		Increase /
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$11,147	0.73%	$10,602	0.70%	$5
Statement savings accounts	13,557	1.70	11,465	1.74	23
Money market accounts	157,910	1.91	132,440	2.11	173
Certificates of deposit	664,239	3.92	600,559	4.80	(2,104)
Advances from the Federal Home Loan Bank	148,018	3.48	115,263	3.69	681
Total interest-bearing liabilities	$994,871	3.47%	$870,329	4.15%	$(1,222)

Similar to the third quarter results, our interest expense for the first nine months of 2009 decreased $1.2 million, to $25.9 million primarily due to lower rates paid on certificates of deposit, money market accounts and FHLB advances as compared to a year ago, partially offset by higher average balances in those accounts. Interest expense on certificates of deposit declined $2.1 million for the nine months ended September 30, 2009 as compared to the comparable period in 2008. The cost of our certificates of deposit decreased 88 basis points for the first nine months of 2009 as compared to the same period in 2008. Higher average balances in our certificate of deposit accounts, $664.2 million for the nine months ended September 30, 2009 as compared to $600.6 million for the first nine months of 2008, offset some of the benefit generated by the lower interest rates. Interest expense on FHLB advances increased $681,000 as the average balance of FHLB advances increased $32.8 million for the nine months ended September 30, 2009 as compared to the same period in 2008. This increase in balance resulted in an increase of $917,000 in interest expense which was slightly offset by a decrease in interest rates resulting in a reduction of $236,000 in interest expense.

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

    During the quarter ended September 30, 2009, management continued to evaluate the adequacy of the allowance for loan losses and concluded that a provision of $7.8 million was required as compared to $3.5 million for the third quarter of 2008. Management determines additions to the allowance for loan losses based on several factors that could affect the loan portfolio. These factors, among others, include growth in the loan portfolio, delinquency rates and the effects of the economic environment. In addition, the lending staff reviews loans that are or have the potential to be downgraded. As part of this evaluation, new appraisals are ordered to assess the potential loss exposure to the Bank. With the continuing deterioration of the economy, the high unemployment rate and downward pressures on real estate values, we anticipate further credit challenges. We are continuing to see a rise in the level of nonperforming assets primarily due to our concentration in the construction/land development loan portfolio and further declines in home prices in our primary market area. However, our strong capital position allows us to take a proactive approach to work with our borrowers who are experiencing financial difficulties. If we agree to grant a concession to a borrower, that loan is then classified as a troubled debt restructured (TDR) loan. A troubled debt restructured loan is a compromise of indebtedness designed to improve collection or reduce losses on problem loans. A TDR results when the borrower is experiencing financial difficulties and the Bank grants a concession that it would not otherwise grant in order to collect on the loan. This may include one or a combination of the following: lowering the contractual interest rate, extending the loan term or forgiving a portion of principal or accrued interest. If the loan was performing prior to being classified as a TDR, the loan would remain as a performing loan with the TDR designation. If the loan was not current it would be classified as a nonaccrual TDR and it would continue in that status until the borrower was current on their payments for six consecutive months. At that time the loan would be reclassified into accrual status (i.e. performing loan).

As a result of this strategy, our nonperforming assets tend to remain at a higher level. Our total nonperforming loans, net of undisbursed funds, increased to $149.0 million at September 30, 2009 from $129.4 million at June 30, 2009, necessitating the increase in the provision for loan losses. The largest increase in nonperforming loans, net of undisbursed funds, was primarily related to the one-to-four family residential loans which increased from $27.8 million at June 30, 2009 to $41.3 million at September 30, 2009, primarily as a result of two builder relationships that were identified as nonperforming in the third quarter of 2009. The allowance for loan losses was $31.1 million at September 30, 2009 compared to $17.0 million at December 31, 2008. We had no real estate owned at September 30, 2009, although we have commenced foreclosure proceedings on $47.2 million of loans, none of which pertain to our top five largest lending relationships. In the fourth quarter of 2009, we anticipate taking possession of a portion of these properties if a reasonable resolution cannot be reached.  In addition, during the third quarter, we have been able to reduce $3.5 million of our nonperforming construction/land development loans as the underlying properties have been sold by the borrower. The reduction in the nonperforming one-to-four family loan category was $587,000 for the same period as the borrowers have sold the underlying property. For the nine months ended September 30, 2009, in total, we have reduced our nonperforming assets by $6.6 million.

The following table presents a breakdown of our nonperforming assets and troubled debt restructured loans:

	At September 30,	At June 30,	At March 31,	At December 31,
	2009	2009	2009	2008
	(In thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$40,899	$26,912	$12,013	$9,630
Commercial	18,052	9,025	5,171	2,865
Construction/land development	88,757	86,361	50,371	44,043
Consumer	375	-	-	-

Total loans accounted for on a nonaccrual basis	$148,083	$122,298	$67,555	$56,538

Accruing loans which are contractually past due
90 days or more:
One-to-four family residential	$382	$891	$4,620	$1,207
Multifamily	-	809	-	-
Commercial real estate	475	5,380	4,212	897
Construction/land development	-	-	3,775	-
Consumer	50	50	50	-

Total accrual loans which are contractually past due
90 days or more	$907	$7,130	$12,657	$2,104

Total real estate owned	$-	$-	$-	$-

Total nonperforming assets	$148,990	$129,428	$80,212	$58,642

Nonaccrual troubled debt restructured loans (1)	$27,127	$24,244	$16,514	$20,818
Performing troubled debt restructured loans	24,192	13,965	5,776	2,226
Total troubled debt restructured loans	$51,319	$38,209	$22,290	$23,044

(1) These loans are included in the category above "loans accounted for on a nonaccrual basis."

At September 30, 2009, nonaccrual construction/land development loans were $88.8 million, an increase of $2.4 million, or 2.8% as compared to June 30, 2009. This increase was primarily the result of two builders being added to this category during the quarter. These two builders had a construction/land development nonaccrual loan balance, net of undisbursed funds, of $2.5 million and a total loan balance relationship, net of undisbursed funds, of $20.1 million at September 30, 2009. Sales activity has slowed in one-to-four family housing and as a result these borrowers are delinquent on their payments. Charge-offs for the third quarter of 2009 for this loan category was $5.4 million.

One-to-four family nonaccrual residential loans were $40.9 million at September 30, 2009, compared to $26.9 million at June 30, 2009, an increase of $14.0 million, or 52.0%. This increase was primarily related to the rental investment properties owned by two merchant builders who also invest in income producing properties which amounted to $14.3 million. We are in discussions with these loan customers to develop a comprehensive workout plan. Charge-offs for the third quarter of 2009 for this loan category was $2.0 million. The worsening economy has forced builders to transfer finished homes into their rental property inventory, as opposed to selling them, until the market values of these homes rebound. The amount of time it takes to find a qualified renter, the rental income not being sufficient to cover the debt service and general cash flow problems have caused the nonaccrual loans to increase.

Nonaccrual commercial real estate loans were $18.1 million at September 30, 2009, compared to $9.0 million at June 30, 2009, an increase of $9.1 million, or 101.1%. The increase in these nonaccrual loans was primarily related to six commercial loan relationships totaling $10.7 million. The collateral underlying these loans are primarily retail and office properties. These borrowers are facing cash flow challenges. We are working with these borrowers to develop a workout plan. If a plan agreeable to the Bank cannot be achieved, foreclosure proceedings will be commenced. Commercial real estate loans charged-off during the quarter ended September 30, 2009 were $1.7 million.

Included in our nonperforming assets were $907,000 of loans that are 90 days or more past due and still accruing interest. Loans 90 days or more delinquent and still accruing are loans that are well collateralized, in the process of collection and management believes all principal and interest will be received. There are four loans in the one-to-four family residential category totaling $382,000. Each of these borrowers is facing the effects of poor economic conditions such as unemployment and diminished cash flows. The commercial real estate loans that are 90 days past due and still accruing interest are comprised of two loans totaling $475,000. In addition, there is one loan in the consumer category totaling $50,000 which is a home equity line of credit on a residence with substantial equity. With the housing markets continuing to deteriorate and showing limited signs of stabilizing in the near future, we continue to aggressively monitor our real estate loan portfolio, including our construction/land development loan portfolio.

    We have also experienced an increase in our troubled debt restructured loans. At September 30, 2009, our troubled debt restructured loans totaled $51.3 million, an increase of $13.1 million from $38.2 million at June 30, 2009. As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to us to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included items such as lowering the interest rate on the loan for a period of time and extending the maturity date of the loan. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. Of the $51.3 million in troubled debt restructures loans, $24.2 million are classified as performing.

We did not have any real estate owned at September 30, 2009, although during the second and third quarters of 2009 we have initiated foreclosure proceedings on approximately 20 borrowers with loan balances outstanding of $47.2 million. These loans are predominately construction/land development loans that are experiencing cash flow problems. All were included as nonperforming assets on September 30, 2009. We expect to take possession of some of these properties during the fourth quarter of 2009. We continue to work with these loan customers through the foreclosure process an attempt to reach a resolution before the foreclosure is final.

Although we believe that we used the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.

We believe that the allowance for loan losses as of September 30, 2009 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves or charge-offs, based upon their judgment of information available to them at the time of their examination.

	At or For the Nine Months
	Ended September 30,
	2009	2008
	(Dollars in thousands)

Provision for loan losses	$27,595	$3,943
Charge-offs	$13,486	$77
Net recoveries	$43	$-
Allowances for loan losses	$31,134	$11,837
Allowance for loan losses as a percent of total loans outstanding
at the end of the period, net of undisbursed funds	2.86%	1.16%
Allowance for loan losses as a percent of nonperforming loans
at the end of the period, net of undisbursed funds	20.90%	34.88%
Total nonaccrual and 90 days or more past due loans, net of undisbursed funds	$148,990	$37,145
Nonaccrual and 90 days or more past due loans as a
percent of total loans, net of undisbursed funds	13.67%	3.65%
Total loans receivable	$1,089,917	$1,017,174
Total loans originated	$78,165	$217,802

     Noninterest Income. Noninterest income decreased $271,000 to $72,000 for the three months ended September 30, 2009 from the comparable quarter in 2008. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2009	September 30, 2008	Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$21	$4	23.53%
Loan service fees	92	6	6.98
Gain (loss) on sale of investments	(2)	(276)	(100.73)
Other-than-temporary impairment on investments	-	-	-
Amortization of servicing rights	(55)	4	6.78
Other	16	(9)	(36.00)
Total noninterest income (loss)	$72	$(271)	(79.01)%

Noninterest income was $72,000 for the quarter ended September 30, 2009, as compared to $343,000 for the same quarter in 2008. The decrease in noninterest income for the quarter was predominately related to a net gain on the sale of investments in the third quarter of 2008 of $274,000 compared to a net loss of $2,000 in the same period in 2009.

	Nine Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2009	September 30, 2008	Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$70	$5	7.69%
Loan service fees	232	48	26.09
Gain on sale of investments	74	(1,583)	(95.53)
Other-than-temporary impairment on investments	(152)	471	75.60
Amortization of servicing rights	(166)	10	5.68
Other	47	(59)	(55.66)
Total noninterest income	$105	$(1,108)	(91.34)%

For the nine months ended September 30, 2009, noninterest income was $105,000 compared to $1.2 million for the same period in 2008. This decrease was primarily the result of a net gain of $1.7 million on the sale of securities during the first nine months of 2008 as compared to a net gain of $74,000 during the same period in 2009. This decrease was partially offset by an other-than-temporary impairment loss on investments (“OTTI”) of $152,000 during the nine months ended September 30, 2009 as compared to a loss of $623,000 during the same period in 2008. These OTTI charges were related to the AMF Ultra Short Mortgage Fund. The market price of the Fund appears to have stabilized in the third quarter of 2009.

Noninterest Expense. Noninterest expense increased $1.1 million during the three months ended September 30, 2009 to $4.9 million, compared to $3.8 million for the quarter ended September 30, 2008. The following table provides the detail of the changes in noninterest expense:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2009	September 30, 2008	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$3,077	$618	25.13%
Occupancy and equipment	343	40	13.20
Professional fees	332	68	25.76
Data processing	178	53	42.40
Marketing	60	(6)	(9.09)
Office supplies and postage	52	(9)	(14.75)
FDIC/OTS assessments	352	191	118.63
Bank and ATM charges	38	3	8.57
Other	457	153	50.33
Total noninterest expense	$4,889	$1,111	29.41%

The significant increase in noninterest expense for the third quarter of 2009 as compared to the same period in 2008 was a result of increases in compensation and benefits and FDIC/OTS assessments. Salaries and employee benefits expense increased $618,000 as compared to the third quarter of 2008. The Equity Incentive Plan was implemented during the third quarter of 2008 and as a result, only a proportional share, $226,000, of the expense was recorded during the third quarter of 2008 as compared to $530,000 for a full quarter this year, an increase of $304,000. The remainder of the increase in salaries and employee benefits expense was related to a general increase in staffing levels as compared to the previous year. The rate for our FDIC deposit insurance premiums increased as a result of an increase in assessment rates primarily due to the decline in the general insurance fund caused by the increase in bank failures throughout the country. Deposit insurance premiums were $348,000 for the third quarter of 2009 as compared to $157,000 in the same quarter in 2008. Other expenses increased $153,000 for the three months ended September 30, 2009 as compared to the same period in 2008 primarily due to a $120,000 reserve for unfunded loan commitments. There was no comparable reserve for the same period in 2008. A reserve is recorded to provide for potential losses for loan commitments that have been approved but not funded.

	Nine Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2009	September 30, 2008	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$9,153	$2,741	42.75%
Occupancy and equipment	1,986	1,099	123.90
Professional fees	1,028	(83)	(7.47)
Data processing	472	121	34.47
Marketing	195	29	17.47
Office supplies and postage	174	30	20.83
FDIC/OTS assessments	1,930	1,613	508.83
Bank and ATM charges	109	(8)	(6.84)
Goodwill impairment	14,206	14,206	100.00
Other	1,487	542	57.35
Total noninterest expense	$30,740	$20,290	194.16%

For the nine months ended September 30, 2009, noninterest expense increased $20.3 million to $30.7 million from the same period in 2008. The increase was primarily attributable to the goodwill impairment charge of $14.2 million recorded in the second quarter of 2009. Salaries and employee benefits also increased during the first nine months of 2009 by $2.7 million as compared to the same period in 2008. Expenses associated with awards under the Equity Incentive Plan that was implemented in the third quarter of 2008 accounted for $1.6 million of the increase. The remaining increase in salaries and employee benefits relates to the rise in staffing levels, medical insurance premiums and pension expense as compared to a year ago. Occupancy and equipment expense increased $1.1 million to $2.0 million during the nine months ended September 30, 2009 from the comparable period in 2008. This increase was primarily the result of a $983,000 write-off of our old building that housed our lending staff in order to construct a new facility. In addition, regulatory assessments increased by $1.6 million in the first nine months of 2009 compared to the same period in 2008, due to the increase in deposit insurance rates as well as a special assessment levied during the second quarter of 2009.

Federal Income Tax Expense. Federal income tax expense decreased $3.7 million for the three months ended September 30, 2009 to a benefit of $3.3 million from an expense of $443,000 for the three months ended September 30, 2008. The effective federal income tax rate for the three months ended September 30, 2009 was a benefit of 66.6% as compared to a provision of 31.7% for the three months ended September 30, 2008. The decrease in the effective tax rate is a result of the decrease in taxable earnings and an adjustment to the annual estimated tax rate.

Federal income tax expense decreased $10.7 million for the nine months ended September 30, 2009 to a benefit of $7.0 million from an expense of $3.7 million for the comparable period in 2008. The effective federal income tax rate for the nine months ended September 30, 2009 was a benefit of 19.6% as compared to a provision of 32.8% for the nine months ended September 30, 2008. The decrease in the effective tax rate is a result of the decrease in taxable earnings, the annual estimated tax rate recorded in the third quarter, and the tax effect of the goodwill impairment incurred in the second quarter of 2009.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. Historically, we have maintained cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a weekly basis, we review and update cash flow projections to ensure that adequate liquidity is maintained. See the “Consolidated Statements of Cash Flows” contained in Item 1 – Financial Statements, included herein.

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At September 30, 2009, certificates of deposit scheduled to mature in one year or less totaled $461.2 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

While our primary source of funds is our deposits, when deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to:  advances from the FHLB, wholesale funding, federal funds purchased, dealer repurchase agreements and brokered deposits, as well as other short-term alternatives. At September 30, 2009, First Savings Bank maintained credit facilities with the FHLB totaling $449.5 million with an outstanding balance of $149.9 million. In addition, we have a line of credit with the Federal Reserve Bank of San Francisco totaling $175.3 million and two lines of credit totaling $15.0 million with other financial institutions which could be used for liquidity purposes. There were no balances outstanding for these lines of credit at September 30, 2009.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability until the instrument is exercised. At September 30, 2009, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary, varies, but may include real estate and income-producing commercial properties. At September 30, 2009, commitments to originate loans, commitments under unused lines of credit, and undisbursed portions of construction loans in process, for which we were obligated, were $10.9 million, $8.3 million and $63.3 million, respectively.

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

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts related to lines of credit and construction loans at September 30, 2009.

		Amount of Commitment Expiration - Per Period
			After	After
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
	(In thousands)

Commitments to originate loans	$10,873	$10,873	$-	$-	$-
Unused portion of lines of credit	8,336	149	-	1,380	6,807
Undisbursed portion of construction loans	63,348	45,721	10,597	6,748	282
Total commitments	$82,557	$56,743	$10,597	$8,128	$7,089

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively manage our capital levels in order to be considered “well capitalized” in accordance with regulatory standards. As of September 30, 2009, we exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank were as follows as of September 30, 2009:  Tier 1 capital 13.47%; Tier 1 (core) risk-based capital 20.43%; and total risk-based capital 21.72%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.  In addition, the parent company of the Bank had approximately $62.0 million of capital at September 30, 2009.

At September 30, 2009, stockholders’ equity totaled $250.9 million, or 19.0% of total assets. Our book value per share of common stock was $12.52 as of September 30, 2009, as compared to $13.62 as of December 31, 2008.

On February 9, 2009, we completed the repurchase of approximately 10% of our outstanding stock, or 2,285,280 shares, pursuant to our stock repurchase plan announced on November 5, 2008. The shares were repurchased at an average cost of $8.52 per share of which 725,848 shares were purchased during the first quarter of 2009.

On February 18, 2009, the Board of Directors approved a second stock repurchase plan for the purchase of up to 2,056,752 shares, or approximately 10% of our outstanding shares of common stock. During the first quarter of 2009, we repurchased 204,400 shares of our common stock at an average cost per share of $7.44. In the second quarter of 2009, we repurchased 25,900 shares of our common stock at an average cost per share of $7.98.  In the third quarter of 2009, we repurchased 298,900 shares of our common stock at an average cost per share of $7.38. The average cost per share for the current repurchase plan is $7.43 per share and the total number of shares purchased to date for this plan is 529,200 shares. There are 1,527,552 shares remaining to be repurchased for this plan at September 30, 2009.

Subsequent to September 30, 2009, we repurchased 588,952 shares under the second stock repurchase plan approved by the Board of Directors on February 18, 2009 at an average price per share of $6.28.

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

Asset/Liability Management

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring the asset and liability components to maximize net interest margin, utilize capital effectively, and provide adequate liquidity. We rely primarily on our asset/liability structure to control interest rate risk. We assume a high level of interest rate risk as a result of our business model which calls for us to originate and hold fixed rate single-family loans, which by their nature are longer-term than the short-term liabilities of customer deposits and borrowed funds.

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

Our income simulation model, based on information as of September 30, 2009, indicated that our net interest income over the subsequent 12 months was projected to increase in all rate change scenarios discussed below. Our income simulation examines changes in net interest income in which interest rates were assumed to remain at their base level, gradually increase by 100, 200 and 300 basis points over a 12 month period, or decline assuming a gradual 100 basis point reduction in rates. Reductions of rates by 200 and 300 basis points were not reported due to the very low rate environment and the unlikely nature of rates declining that much further. The changes suggest that in the indicated rate environments, net interest income will increase. In a rising rate environment we will be able to achieve a benefit from floating rate assets that will reprice faster than some floating rate liabilities which are currently at floors and will not see an increase in interest expense until rates rise above the floors. In a declining rate environment we are able to increase net interest income as higher priced term liabilities reprice into lower priced term liabilities while many rate sensitive assets remain at floors leaving interest income steady.

	September 30, 2009
	Net Interest Income Change
	Basis Point Change in Rates	% Change
	+300	6.33%
	+200	7.63
	+100	7.95
	Base	7.38
	(100)	5.83
(1)	(200)	N/A
(1)	(300)	N/A
_________________
(1)	The current federal funds rate is 0.25%
	making a 200 and 300 basis point drop
	unlikely.

The changes indicated by the simulation model represents anticipated changes in net interest income over a 12 month period if rates were to remain at their current level or gradually increase or decrease by the specified amount. The simulation also assumes that the size of the balance sheet remains stable over the forecast timeframe, with no growth or contraction regardless of interest rate movements. Furthermore, the model will illustrate the future effects of rate changes that have already occurred but have not yet flowed through to all of the assets and liabilities on our balance sheet. These changes can either increase or decrease net interest income, depending on the timing and magnitudes of those changes. Additionally, the tendencies for loan and investment prepayments to accelerate in falling interest rate scenarios and slow when interest rates rise have been incorporated into the model assumptions. Implicit in these assumptions are additional assumptions for increased investment purchases and loan originations at lower interest rate levels to offset accelerated prepayments, and conversely, reduced investment purchases and loan production when rates increase and prepayments slow.

The rising and falling interest rate scenarios indicate that, if customer loan and deposit preferences do not change in response to further movements of the yield curve, a parallel 300 basis point increase or a 100 basis point decrease in rates will result in a positive change net interest income over the next 12 month period of varying magnitude.

Economic Value of Equity (EVE) Simulation Model Results

The following table illustrates the change in the net portfolio value at September 30, 2009 that would occur in the event of an immediate change in interest rates equally across all maturities. This modeling is performed quarterly and is predicated upon a stable balance sheet, with no growth or change in asset or liability mix. Additionally, no consideration is given to any steps that we might take to counter the effect of that interest rate movement. Although the net portfolio value measurement provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

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

September 30, 2009
				Net Portfolio as % of
Basis Point	Net Portfolio Value (2)			Portfolio Value of Assets		Market Value
Change in Rates (1)	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	of Assets (6)
(Dollars in thousands)
+300	$168,304	$(74,505)	(30.68)%	13.79%	(5.57)%	$1,220,765
+200	194,007	(48,802)	(20.10)	15.42	(3.65)	1,258,084
+100	219,904	(22,905)	(9.43)	16.94	(1.71)	1,298,036
0	242,809	-	-	18.15	-	1,338,127
(100)	254,830	12,021	4.95	18.65	0.90	1,366,739
(200)	N/A	N/A	N/A	N/A	N/A	N/A
(300)	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The current federal funds rate is 0.25%, making a 200 or 300 basis point drop unlikely.
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

(3)	Represents the increase (decrease) in the estimated net portfolio value at the indicated change in interest rates over the estimated portfolio value of assets.
(4)	Calculated as the net portfolio value divided by the market value of assets (“net portfolio value ratio”).
(5)	Calculated as the increase (decrease) in the net portfolio value ratio assuming the indicated change in interest rates over the estimated portfolio value of assets.
(6)
Calculated based on the present value of the discounted cash flows from assets. The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

In the simulated upward rate shift of the yield curve, the discount rates used to calculate the present values of assets and liabilities will increase, causing the present values of fixed rate assets to depreciate and fixed rate liabilities to appreciate. Our EVE simulation model results as of September 30, 2009 indicated that if rates experience an immediate increase of 100, 200 or 300 basis points our assets would depreciate. This depreciation is largely because of the fixed-rate nature of our loan portfolio. The fair value of our equity would also depreciate under all three rising rate shift scenarios.

The opposite occurs when rates decline, as the discount rates used to calculate the present values of assets and liabilities will decrease, causing the present values of fixed-rate assets to appreciate and fixed-rate liabilities to depreciate. If we experienced an immediate decrease in rates by 100 basis points, our assets would appreciate and our fair value of equity would also appreciate. Reductions of rates by 200 and 300 basis points were not reported due to the very low environment and the unlikely nature of rates declining that much further.

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

At September 30, 2009, we had no derivative financial instruments. In addition, we did not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased off-

balance sheet derivative instruments. Interest rate risk continues to be the primary market risk as other types of market risk, such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The current economic recession in the market areas we serve may continue to adversely impact our earnings and could increase the credit risk associated with our loan portfolio.

Substantially all of our loans are to businesses and individuals in the state of Washington. A continuing decline in the economies of the four counties in which we operate, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations and prospects.  In particular, Washington has experienced substantial home price declines and increased foreclosures and has experienced above average unemployment rates.

A further deterioration in economic conditions in the market area we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	demand for our products and services may decline;
•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and
•	the amount of our low-cost or non-interest bearing deposits may decrease.

Our construction/land development loans are based upon estimates of costs and the value of the completed project.

We make construction/land development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2009, construction/land development loans totaled $206.5 million, or 17.9% of our total loan portfolio.  Construction/land development lending generally involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest.

Our emphasis on commercial real estate lending may expose us to increased lending risks.

Our current business strategy is focused on the expansion of commercial real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In our primary market area of King, Pierce, Snohomish and Kitsap counties, Washington, the housing market has slowed, with weaker demand for housing, higher inventory levels and longer marketing times. A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

    At September 30, 2009, we had $417.3 million of commercial and multifamily real estate loans, representing 36.2% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

A secondary market for most types of commercial real estate and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.  As a result of these characteristics, if we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial and multifamily real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2009, $511.3 million, or 44.3% of our total loan portfolio, was secured by one-to-four family residential loans. This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio exposes us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because of the decline in home values in our market area. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not be successful in stabilizing the U.S. financial system or improving the housing market.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”) which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (“TARP”).  The EESA gives broad authority to the Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other troubled assets.  The EESA includes additional provisions directed at bolstering the economy, including: authority for the Federal Reserve to pay interest on depository institution balances; mortgage loss mitigation and homeowner protection; temporary increase in FDIC insurance coverage from $100,000 to $250,000 through December 31, 2013; and authority for the Securities and Exchange Commission to suspend mark-to-market accounting requirements for any issuer or class for a specific category of transactions.

The EESA followed numerous actions by the Federal Reserve, Congress, Treasury, the Securities and Exchange Commission, and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the repeated lowering of the federal funds rate; action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an ownership change to utilize their pre-change net operating losses and net unrealized built-in losses.  The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

The FDIC established its Temporary Liquidity Guarantee Program (TLGP) in October, 2008.  Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (DGP) and the Transaction Account Guarantee Program (TAGP).   Eligible entities are participants unless they opted out on or before December 5, 2008 and pay various fees.

Under the DGP, the FDIC guarantees new senior unsecured debt certain convertible debt of eligible holding companies and insured institutions issued not later than October 31, 2009.  The guarantee is effective through the earlier of the maturity date or June 30, 2012 (for debt issued before April 1, 2009) or December 31, 2012 (for debt issued on or after April 1, 2009) .  The DGP coverage limit is generally 125% of the entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009, or for certain institutions, 2% of liabilities as of September 30, 2008.

Under the TAGP, the FDIC provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts (typically business checking accounts), NOW accounts bearing interest at 0.5% or less, and certain funds swept into noninterest-bearing savings accounts.  NOW accounts and money market deposit accounts are not covered. The TAGP remains in effect for participants until December 31, 2009, and unless they opt out of the extension, through the extension period from January 1, 2010 through June 30, 2010.

Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

Generally, our nonperforming loans reflect operating difficulties of individual borrowers resulting from weakness in the local economy; however, more recently the deterioration in the general economy has become a significant contributing factor to the increased levels of delinquencies and nonperforming loans. We are experiencing increasing loan delinquencies and credit losses. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction and land development loans, which represent 59.6% of our nonperforming assets at September 30, 2009.  In addition, slowing housing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies. At September 30, 2009 our total nonperforming assets had increased to $149.0 million compared to $58.6 million at December 31, 2008.  Further, construction/land development and commercial real estate loans have a higher risk of loss than residential mortgage loans.

If current trends in the housing and real estate markets continue, we expect that we will continue to experience higher than normal delinquencies and credit losses. Moreover, until general economic conditions improve, we expect that we will continue to experience significantly higher than normal delinquencies and credit losses. As a result, we could be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

▪	the cash flow of the borrower and/or the project being financed;
▪	changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
▪	the duration of the loan;
▪	the credit history of a particular borrower; and
▪	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

▪	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events;
▪•••	and our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses.  Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Our allowance for loan losses was 2.9% of gross loans and 20.9% of nonperforming loans at September 30, 2009. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively.  Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.  Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.  If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities, which may cause us to recognize losses on those securities.

At September 30, 2009, we owned $7.4 million of stock of the Federal Home Loan Bank of Seattle. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per Generally Accepted Accounting Principles. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our FDIC deposit insurance expense for nine months ended September 30, 2009 was $1.9 million, including the special assessment of $554,000 recorded in June 2009 and paid on September 30, 2009.

In addition, the FDIC may impose additional emergency special assessments, of up to five basis points per quarter on each institution’s assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures. The latest date possible for imposing any such additional special assessment is December 31, 2009, with collection on

March 30, 2010. Any additional emergency special assessment imposed by the FDIC will hurt our earnings.  Additionally, as a potential alternative to special assessments, in September 2009, the FDIC proposed a rule that would require financial institutions to prepay its estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  This proposal would not immediately impact our earnings as the payment would be expensed over time.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict our ability to foreclose on single-family home loans and offer overdraft protection.

We are subject to extensive examination, supervision and comprehensive regulation by the OTS, the FDIC and the Washington State Department of Financial Institutions. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments.  Property owners would be allowed to keep their property while working out their debts.  Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the State of Washington in the future. These laws may further restrict our collection efforts on our one-to-four family loans. Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees which could result in additional operational costs and a reduction in our non-interest income.

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. In this regard, banking regulators are considering additional regulations governing compensation which may adversely affect our ability to attract and retain employees. On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on First Financial Northwest and First Savings Bank Northwest. Under the reform plan, the OTS would be eliminated and all companies that control an insured depository institution must register as a bank holding company.  Draft legislation would require First Financial Northwest to register as a bank holding company. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the OTS does not impose any capital requirements on savings and loan holding companies. The reform plan also proposes the creation of a new federal agency, the Consumer Financial Protection Agency that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, and compensation practices.  If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the legislation needed to implement the President’s reform plan has not been introduced, and because the final legislation may differ significantly from the legislation proposed by the Administration, we cannot determine the specific impact of regulatory reform at this time.

We may incur additional expenses managing real estate acquired through foreclosure.

We have started the foreclosure process on approximately $47.2 million of loans which may result in additional charge-offs and additional expense such as property management, legal and expenses to dispose of the real estate owned.

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

We have started our capital improvement project. We estimate completing the project during the first quarter of 2010, at which time we will have all of our lending staff located in one building connected to our headquarters. The estimated cost of the project is $8.5 million.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchase of equity securities for the third quarter of 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

July 1, 2009 - July 31, 2009	-	-	-	1,826,452

August 1, 2009 - August 31, 2009	157,100	7.84	157,100	1,669,352

September 1, 2009 - September 30, 2009	141,800	6.86	141,800	1,527,552

Total	298,900	$7.38	298,900	1,527,552

On February 9, 2009, we completed the repurchase of approximately 10% of our outstanding stock, or 2,285,280 shares, pursuant to our stock repurchase plan announced on November 5, 2008. The shares were repurchased at an average cost of $8.52 per share of which 725,848 shares were purchased during the first quarter of 2009.

On February 18, 2009, the Board of Directors approved a second stock repurchase plan for the purchase of up to 2,056,752 shares, or approximately 10% of our outstanding shares of common stock. During the first quarter of 2009, we repurchased 204,400 shares of our common stock at an average cost per share of $7.44. In the second quarter of 2009, we repurchased 25,900 shares of our common stock at an average cost per share of $7.98.  In the third quarter of 2009, we repurchased 298,900 shares of our common stock at an average cost per share of $7.38. The average cost per share for the current repurchase plan is $7.43 per share and the total number of shares purchased to date for this plan is 529,200 shares. There are 1,527,552 shares remaining to be repurchased for this plan at September 30, 2009.

        Subsequent to September 30, 2009, we repurchased 588,952 shares under the second stock repurchase plan approved by the Board of Directors on February 18, 2009 at an average price per share of $6.28.

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

First Financial Northwest, Inc.

Date: November 6, 2009	/s/Victor Karpiak
Victor Karpiak
President,
Chief Executive Officer

Date: November 6, 2009	/s/Kari Stenslie
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

57