Form 10-K
period 2009-12-31
First Financial Northwest, Inc.
filed 2010-03-11
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-33652

FIRST FINANCIAL NORTHWEST, INC.
(Exact name of registrant as specified in its charter)

Washington	26-0610707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Wells Avenue South, Renton, Washington	98057
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(425) 255-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES        NO    X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES        NO    X

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO ____

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   YES             NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and smaller reporting company in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller reporting company ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES        NO    X

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant=s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2009 was $155,876,615 (19,933,071) shares at $7.82 per share).  For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.  As of March 5, 2010, the Registrant had outstanding 18,805,168 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of Registrant's Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders  (Part III).

FIRST FINANCIAL NORTHWEST, INC.
2009 ANNUAL REPORT ON FORM 10-K

(i)

  (ii)

Forward-Looking Statements

    "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995:  This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential."  These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and other real estate owned that may be impacted by continued deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to pay dividends, add officers or directors, borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgements; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the U.S. Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

(iii)

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

(iv)

PART I

Item 1.  Business

General

First Financial Northwest, Inc. ("First Financial Northwest"), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest ("First Savings Bank") in connection with the conversion from a mutual holding company structure to a stock holding company structure.  The mutual to stock conversion was completed on October 9, 2007 through the sale and issuance of 22,852,800 shares of common stock by First Financial Northwest including 1,692,800 shares contributed to our charitable foundation the First Financial Northwest Foundation, Inc. that was established in connection with the mutual to stock conversion.  At December 31, 2009, we had total assets of $1.3 billion, total deposits of $939.4 million and total stockholders' equity of $228.5 million.   As part of our various stock buy back programs, a significant amount of shares were repurchased leaving the outstanding shares at December 31, 2009 at 18,823,068.  First Financial Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Savings Bank.

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

First Savings Bank is examined and regulated by the Washington State Department of Financial Institutions and by the Federal Deposit Insurance Corporation ("FDIC").  First Savings Bank is required to have certain reserves set by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank of Seattle ("FHLB"), which is one of the 12 regional banks in the Federal Home Loan Bank System.

First Savings Bank is a community-based savings bank primarily serving King and, to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington.  Our current business strategy includes an emphasis on one-to-four family residential mortgage, multifamily and commercial real estate lending.  Until recently, we had also included construction/land development lending in our business strategy.  We have deemphasized this type of lending over the past two years as a result of market conditions although these types of loans represented 14.7% of our loan portfolio at December 31, 2009.  First Savings Bank=s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family, multifamily, construction/land development, commercial real estate, business and consumer loans.

At December 31, 2009, $496.7 million or 44.5% of our total loan portfolio was comprised of one-to-four family loans; commercial real estate loans were $289.0 million or 25.9%; construction/land development loans were $164.0 million or 14.7%; multifamily residential loans were $146.5 million or 13.1%; and consumer and business loans were $18.7 million and $353,000, or 1.7% and 0.03%, respectively.  Included in our construction/land development and one-to-four family residential loan portfolios at December 31, 2009, were $57.1 million and $75.7 million of total loans, respectively, to our five largest borrowing relationships.  In addition, $71.8 million, net of undisbursed funds, of the construction/land development portfolio were classified as nonperforming.

The principal executive offices of First Savings Bank are located at 201 Wells Avenue South, Renton, Washington, 98057 and its telephone number is (425) 255-4400.

Market Area

We consider our primary market area to be the Puget Sound Region, which consists primarily of King, Pierce, Snohomish and Kitsap counties.  The economies of King, Pierce, Kitsap and Snohomish counties have continued to experience economic challenges during 2009.  Home prices have continued to experience downward pressure caused by increased foreclosure activity and short sales during the year.

King County has the largest population of any county in the State of Washington, covering approximately 2,134 square miles.  It has a population of approximately 1.9 million residents according to the U.S. Census Bureau 2008 estimates, and a median household income of approximately $84,000 according to the 2009 U.S. Department of Housing and Urban Development estimates.  King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, Paccar and Amazon. According to the Washington State Employment Security Department, the unemployment rate for King County increased to 8.5% at December 31, 2009 from 5.6% at December 31, 2008 compared to the national average of 10.0%.  Residential housing values depreciated in the King County market by 5.6% during the year ended 2009, with a median home price of $350,000.  Residential sales volumes increased by 51.4% in December 2009 as compared to December 2008 as inventory levels are projected to be 5.4 months according to the Northwest Multiple Listing Service.

Pierce County has the second largest population of any county in the State of Washington, covering approximately 1,790 square miles.  It has approximately 786,000 residents according to the U.S. Census Bureau 2008 estimates, and a median household income of approximately $68,000 according to the 2009 U.S. Department of Housing and Urban Development estimates.  The Pierce County economy is diversified with the presence of military related government employment (Fort Lewis Army Base and McChord Air Force Base), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  According to the Washington State Employment Security Department the unemployment rate for Pierce County increased to 9.5% in December 2009 from 7.1% in December 2008.  Residential housing values depreciated in the Pierce County market by 8.5% during the year ended 2009 with a median home price of $215,000 according to the Northwest Multiple Listing Service.

Snohomish County has the third largest population of any county in the State of Washington, covering approximately 2,090 square miles.  It has approximately 684,000 residents according to the U.S. Census Bureau 2008 estimates, and a median household income of approximately $84,000 according to the 2009 U.S. Department of Housing and Urban Development estimates.  The economy of Snohomish County is diversified with the presence of military related government employment (Everett Homeport Naval Base), aerospace related employment (Boeing) and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County increased to 10.3% in December 2009 from 7.0% in December 2008. Residential housing values depreciated in the Snohomish County market by 8.8% during the year ended December 31, 2009 with a median home price of $280,000.  Residential sales volumes increased by 31.4% in 2009 as compared to 2008 as inventory levels are projected to be 5.7 months according to the Northwest Multiple Listing Service.

Kitsap County has the sixth largest population of any county in the state of Washington, covering approximately 566 square miles.  It has approximately 240,000 residents according to the U.S. Census Bureau 2008 estimates, and a median household income of approximately $71,000 according to the 2009 U.S. Department of Housing and Urban Development estimates.  The Kitsap County economy is diversified with the presence of military related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail and education.  According to the Washington State Employment Security Department, the unemployment rate for Kitsap County increased to 7.6% in December 2009 from 5.9% in December 2008.  Residential housing values appreciated in the Kitsap County housing market by 8.3% in 2009 as compared to 2008 with a median home price of $240,000 according to Northwest Multiple Listing Service.

For a discussion regarding the competition in our primary market area, see "- Competition."

Lending Activities

General.  We focus our lending activities primarily on loans secured by first mortgages on one-to-four family residences, commercial and multifamily real estate.  In the past, our focus has also included construction/land development lending.  Over the past two years we have deemphasized this type of lending as a result of market conditions.  We offer a limited variety of consumer secured loans, including savings account loans and home equity loans, which include lines of credit and second mortgage loans.   As of December 31, 2009, our net loan portfolio totaled $1.0 billion and represented 79.0% of our total assets.

Our loan policy limits the maximum amount of loans we can make to one borrower to 20% of First Savings Bank's risk-based capital.  As of December 31, 2009, the maximum amount which we could lend to any one borrower was $34.9 million based on our policy.  Exceptions may be made to this policy with the prior approval of the Executive Committee (comprised of the Chief Executive Officer and two outside Directors) and ratification by the Board of Directors if the borrower exhibits financial strength or compensating factors to sufficiently offset any weaknesses based on the loan-to-value ratio, borrower's financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment habits.  The five largest borrowing relationships as of December 31, 2009 in descending order are:

	Aggregate Amount of Loans at	Number
Borrower (1)	December 31, 2009 (2)	of Loans

Real estate builder	$47.9 million(3)	150
Real estate builder	39.5 million	144
Real estate builder	28.7 million	120
Real estate builder	19.0 million(4)	71
Real estate investor	17.6 million	3
Total	$152.7 million	488
_______
(1)	The composition of borrowers represented in the table may change between periods.
(2)	Net of undisbursed funds.
(3)	Of this amount, $9.2 million are considered impaired loans and are classified as performing.
(4)	Of this amount, $14.6 million are considered impaired loans and are classified as nonperforming.

The following table details the breakdown of the types of loans to our top five borrower relationships at December 31, 2009.

Borrower	One-to-Four Family Residential Loans (Rental Properties)	Multifamily Loans	Commercial Loans (Rental Properties)	Construction/Land Development (1)	Aggregate Amount of Loans (1)

Real estate builder (2)	$18.7 million	$--	$0.3 million	$28.9 million	$47.9 million
Real estate builder	26.6 million	--	0.8 million	12.1 million	39.5 million
Real estate builder	19.2 million	1.1 million	0.1 million	8.3 million	28.7 million
Real estate builder (3)	11.2 million	--	--	7.8 million	19.0 million
Real estate investor	--	--	17.6 million	--	17.6 million
Total	$75.7 million	$1.1 million	$18.8 million	$57.1 million	$152.7 million
________
(1)	Net of undisbursed funds.
(2)	Of the $9.2 million loans considered impaired, $2.0 million are one-to-four family residential loans and $7.2 million are construction/land development loans.
(3)	Of the $14.6 million loans considered impaired, $6.8 million are one-to-four family residential loans and $7.8 million are construction/land development loans.

Some of the builders listed in the above tables, as part of their business strategy, retain a certain percentage of their finished homes in their own inventory of permanent investment properties, (i.e. one-to-four family rental properties).  These properties are used to enhance the builders' liquidity through rental income and improve their equity position, long-term, through the appreciation in market value of the property.  As part of our underwriting process we review the borrowers' business strategy to determine the feasibility of the project.  In the past couple of years, these builders have taken more rental properties into their portfolio than originally planned as a result of the depressed housing market.  For the four builders included in the previous table, the total one-to-four family rental properties increased $9.0 million, or 13.5% to $75.7 million at December 31, 2009 from $66.7 million at December 31, 2008.  Included in the 2009 amount were 46 loans that were still in the construction phase with undisbursed funds totaling $4.1 million, which when they were originated, the intent was to turn these into rental properties.  In

2009, we originated 13 one-to-four family loans with a total balance of $4.4 million to three builders with smaller borrowings not included in the table above and paid-off the construction loans that we held so that the builder could rent out the homes in order to enhance their cash flow.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate:
One-to-four family residential	$496,731	44.54%	$512,446	45.05%	$424,863	42.45%	$373,192	48.86%	$266,081	43.18%
Multifamily residential	146,508	13.14	100,940	8.87	76,039	7.60	79,701	10.44	68,267	11.08
Commercial	288,996	25.91	260,727	22.92	204,798	20.46	153,924	20.15	109,300	17.73
Construction/land development	163,953	14.70	250,512	22.02	288,378	28.82	153,401	20.08	171,246	27.79
Total real estate	1,096,188	98.29	1,124,625	98.86	994,078	99.33	760,218	99.53	614,894	99.78

Business	353	0.03	--	--	--	--	--	--	--	--

Consumer	18,678	1.68	12,927	1.14	6,672	0.67	3,537	0.47	1,341	0.22

Total loans	1,115,219	100.00%	1,137,552	100.00%	1,000,750	100.00%	763,755	100.00%	616,235	100.00%

Less:
Loans in process	39,942		82,541		108,939		58,731		71,532
Deferred loan fees	2,938		2,848		3,176		2,725		2,357
Allowance for loan losses	33,039		16,982		7,971		1,971		1,651

Loans receivable, net	$1,039,300		$1,035,181		$880,664		$700,328		$540,695

The following table shows the composition of our loan portfolio by fixed and adjustable-rate loans at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family residential	$482,531	43.27%	$506,288	44.50	$417,820	41.75%	$365,868	47.90%	$264,790	42.97%
Multifamily residential	128,561	11.53	99,510	8.75	75,748	7.57	78,331	10.26	63,093	10.24
Commercial	270,604	24.26	245,447	21.58	183,922	18.38	151,557	19.84	100,730	16.34
Construction/land development	9,701	0.87	20,689	1.82	3,928	0.39	11,892	1.56	125,287	20.33
Total real estate	891,397	79.93	871,934	76.65	681,418	68.09	607,648	79.56	553,900	89.88

Business	150	0.01	--	--	--	--	--	--	--	--

Consumer	3,561	0.32	3,488	0.31	2,394	0.24	2,354	0.31	1,341	0.22

Total fixed-rate loans	895,108	80.26	875,422	76.96	683,812	68.33	610,002	79.87	555,241	90.10

ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family residential	14,200	1.27	6,158	0.54	7,043	0.70	7,324	0.96	1,291	0.21
Multifamily residential	17,947	1.61	1,430	0.13	291	0.03	1,370	0.18	5,174	0.84
Commercial	18,392	1.65	15,280	1.34	20,876	2.09	2,367	0.31	8,570	1.39
Construction/land development	154,252	13.83	229,823	20.20	284,450	28.42	141,509	18.53	45,959	7.46
Total real estate	204,791	18.36	252,691	22.21	312,660	31.24	152,570	19.98	60,994	9.90

Business	203	0.02	--	--	--	--	--	--	--	--

Consumer	15,117	1.36	9,439	0.83	4,278	0.43	1,183	0.15	--	--

Total adjustable-rate loans	220,111	19.74	262,130	23.04	316,938	31.67	153,753	20.13	60,994	9.90

Total loans	1,115,219	100.00%	1,137,552	100.00%	1,000,750	100.00%	763,755	100.00%	616,235	100.00%

Less:
Loans in process	39,942		82,541		108,939		58,731		71,532
Deferred loan fees	2,938		2,848		3,176		2,725		2,357
Allowance for loan losses	33,039		16,982		7,971		1,971		1,651

Loans receivable, net	$1,039,300		$1,035,181		$880,664		$700,328		$540,695

One-to-Four Family Residential Real Estate Lending.  As of December 31, 2009, $496.7 million, or 44.5%, of our total loan portfolio consisted of permanent loans secured by one-to-four family residences.

First Savings Bank is a traditional fixed-rate portfolio lender when it comes to financing residential home loans.  In 2009, we originated $73.7 million in one-to-four family residential loans, most of which had fixed-rates and fixed terms.  Most of our residential loan originations are in connection with either the refinance of an existing loan or the conversion from a construction loan to a one-to-four family residential loan that the builder utilizes for leasing purposes as part of their operating strategy.  At December 31, 2009, $265.9 million or 53.5% of our one-to-four family residential portfolio consisted of owner occupied loans with $230.8 million or 46.5% in non-owner occupied loans.  In addition, at December 31, 2009 $482.5 million, or 97.1%, of our one-to-four family residential mortgage loan portfolio consisted of fixed-rate loans.  Substantially all of our one-to-four family residential mortgage loans require both monthly principal and interest payments.

We also originate a limited number of jumbo fixed-rate loans that we retain in our portfolio.  Loans originated with balances greater than $417,000 are generally considered jumbo except those originated in King, Pierce and Snohomish counties where the threshold for purchase by Freddie Mac and Fannie Mae was increased in 2008 to $567,500.  One-to-four family residential loans classified as jumbo fixed-rate loans totaled $126.0 million consisted of 173 loans at December 31, 2009.  The loans in this portfolio have been priced at rates of 0.25% to 1.00% higher than the standard rates quoted on conventional loans.  As of December 31, 2009, $10.9 million of our jumbo loan portfolio was over 90 days past due and there were two loans totaling $1.9 million that were past due over 60 days but less then 90 days.  The remaining loans in the jumbo loan portfolio were performing in accordance with their loan repayment terms.

Our fixed-rate, single-family residential mortgage loans are normally originated with 15 to 30 year terms, although such loans typically remain outstanding for substantially shorter periods, particularly in a declining interest rate environment.  In addition, substantially all residential mortgage loans in our loan portfolio contain due-on-sale clauses providing that we may declare the unpaid amount due and payable upon the sale of the property securing the loan.  Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business.  The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Our lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  We usually obtain private mortgage insurance on the portion of the principal amount that exceeds 90% of the appraised value of the secured property.  The maximum loan-to-value ratio on mortgage loans secured by non-owner occupied properties is generally 80% on purchases and refinances with exceptions requiring the loan committee approval.  Properties securing our one-to-four family loans are appraised by independent fee appraisers approved by us.  We require the borrowers to obtain title, hazard, and, if necessary, flood insurance.  We generally do not require earthquake insurance because of competitive market factors.

Our construction loans to individuals to build their personal residences typically are structured as construction/permanent loans permitting one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post construction value of the project by an independent fee appraiser.  During the construction phase, which typically lasts for eight months, an approved fee inspector or our designated loan officer makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractor or borrower as construction progresses.  Typically, disbursements are made in seven draws during the construction period.  Construction loans require payment of interest only during the construction phase and are structured to be converted to fixed-rate permanent loans at the end of the construction phase.  At December 31, 2009, our total owner-occupied construction loans to individuals amounted to $4.3 million or 0.9% of the one-to-four family residential loan balance.

Loans secured by rental properties represent a unique credit risk to us and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants continuing ability to pay rent to the property owner, who is our borrower or, if the property owner is unable to find a tenant, the property owners ability to repay the loan without the benefit of a rental income stream.  In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment.  As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. To monitor cash flows on rental properties, we generally require borrowers and loan guarantors, if any, to provide annual financial statements and we consider and review a rental income cash flow analysis of the borrower and consider the net operating income of the property, the borrower's expertise, credit history and profitability, and the value of the underlying property. We generally require collateral on these loans to be a first mortgage along with an assignment of rents and leases. If the borrower has multiple loans for rental properties with us, the loans are typically not cross-collateralized.

Residential mortgage loans up to $1.5 million are approved by the Residential/Consumer Loan Committee which consists of any two of the following individuals: the Chief Executive Officer/President, the Senior Vice President, Chief Lending Administrative Officer, the Vice President of Credit Administration, Executive Vice President and Loan Officers as appointed by the Board of Directors, and one of the approvals must be at an Assistant Vice President level or higher.  Loans in excess of $1.5 million and up to $5.0 million are approved by the Executive Committee which is comprised of the Chief Executive Officer and two outside directors.  Individual loans in excess of $5.0 million and lending relationships to one borrower exceeding 20% of First Savings Bank's risk based capital requires the approval of the full Board of Directors.  At December 31, 2009, $36.9 million of our one-to-four family residential loans were delinquent in excess of 90 days or in nonaccrual status.  Charged-off one-to-four family residential loans totaled $6.0 million for the year ended December 31, 2009.  No one-to-four family residential loans were charged-off during the years ended December 31, 2008 and 2007.

           Multifamily and Commercial Real Estate Lending.  Multifamily and commercial real estate loans up to $3.0 million are approved by the Commercial Loan Committee which consists of any two of the following individuals:  the Chief Executive Officer/President, the Executive Vice President, the Senior Vice President of Credit Administration and the Vice President of Commercial Banking.  Loans in excess of $3.0 million and up to $5.0 million are approved by the Executive Committee, which consists of the Chief Executive Officer and two outside directors.  Loans in excess of $5.0 million require the approval of the full Board of Directors.  As of December 31, 2009, $146.5 million, or 13.1% of our total loan portfolio was secured by multifamily real estate, and $289.0 million, or 25.9% of our loan portfolio was secured by commercial real estate property.  Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings, and warehouses.  Substantially all of our multifamily and commercial real estate loans are secured by properties  located in our market area.

Multifamily and commercial real estate loans generally are priced at a higher rate of interest than one-to-four family residential loans and generally have a maximum loan-to-value ratio of 75% of the lesser of the appraised value or purchase price.  Typically, these loans have higher loan balances, are more complex to evaluate and monitor, and involve a greater degree of risk than one-to-four family residential loans.  Often payments on loans secured by multifamily or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements.  If the borrower is a corporation or partnership, we generally require and obtain personal guarantees from the principals based upon a review of their personal financial statements and individual credit reports.

The average loan size in our multifamily and commercial real estate loan portfolios was $970,000 and $1.1 million, respectively, as of December 31, 2009.  We also target individual multifamily and commercial real estate loans between $1.0 million and $5.0 million; however, we can by policy originate loans to one borrower up to 20% of First Savings Bank's risk-based capital.  The largest multifamily loan as of December 31, 2009 was an apartment complex with a net outstanding principal balance at December 31, 2009 of $7.4 million located in Pierce County.  As of December 31, 2009, the largest single commercial real estate loan had a net outstanding balance of $12.8 million and was secured by a medical office building located in Pierce County.  These loans were performing according to their respective loan repayment terms.

We also make construction loans to owners for commercial development projects.  The projects include multifamily, apartment, retail, office/warehouse and office buildings.  These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed.

Disbursement of funds is at our sole discretion and is based on the progress of construction.  Generally the maximum loan-to-value limit applicable to these loans is 75% of the appraised post-construction value.  At December 31, 2009, construction loans amounted to $49.2 million or 11.3% of the combined multifamily and commercial real estate loan portfolio.

The credit risk related to multifamily and commercial real estate loans is considered to be greater than the risk related to one-to-four family residential loans because the repayment of multifamily and commercial real estate loans typically is dependent on the income stream of the real estate securing the loan as collateral and the successful operation of the borrower's business, which can be significantly affected by adverse conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower's project is reduced due to leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. In addition, many of our multifamily and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.  No multifamily loans were delinquent in excess of 90 days or in nonaccrual status, and 20 commercial real estate loans totaling $11.5 million were 90 days or more delinquent or in nonaccrual status at December 31, 2009.  Commercial real estate loans totaling $2.8 million were charged-off during the year ended December 31, 2009 as compared to none for the years ended December 31, 2008 and 2007.  No multifamily loans were charged-off during the years ended December 31, 2009, 2008 and 2007.

Construction/Land Development Loans.  We have been an originator of construction/land development loans to residential builders since 1977 for the construction of single-family residences, condominiums, townhouses and residential developments located in our market area.  Our land development loans are generally made to builders intending to develop lots for their own use at a later date.  At December 31, 2009, our total construction/land development loans amounted to $164.0 million, or 14.7%, of our total loan portfolio.  At December 31, 2009, our one-to-four family residential construction lending and land development loans to builders amounted to approximately $95.7 million, and $63.5 million, respectively.  The $86.5 million decrease in this portfolio from December 31, 2008 to December 31, 2009 was the result of our concerted efforts working with our current construction loan customers, not expanding this line of business during these troubling economic times, charge-offs, the migration of problem loans to other real estate owned ("OREO"), and loan payoffs.  Our construction/land development loan portfolio has experienced the highest delinquency rate as well as has the largest amount of nonperforming loans as compared to other types of loans within our loan portfolio.  Construction/land development loans classified as nonperforming totaled $71.8 million, net of undisbursed funds.  At December 31, 2009, the undisbursed portion of our construction/land development loans totaled $23.2 million.

At the dates indicated, the composition of our total construction/land development loan portfolio and the related nonperforming loans in this portfolio were as follows:

			Nonperforming loans
	At December 31,		at December 31,
	2009	2008	2009	2008
	(In thousands)
One-to-four family residential:
Construction speculative	$95,699	$145,329	$53,100	$49,342

Multifamily residential:
Construction speculative	3,624	13,322	3,624	--
Commercial:
Construction speculative	1,129	1,324	706	900

Land development loans	63,501	90,537	23,168	8,271

Total construction/land development (1)(2)	$163,953	$250,512	$80,598	$58,513
____________
(1)
Loans in process for construction/land development at December 31, 2009 and 2008 were $23.2 million and $63.7 million, respectively.  Loans in process for nonperforming construction/land development loans at December 31, 2009 and 2008 were $8.8 million and $14.5 million, respectively.

(2)
We do not include construction loans that will convert to permanent loans in the construction/land development category.  We consider these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing.  These loans are classified according to the underlying collateral.  As a result, at December 31, 2009 we had $15.7 million, or 3.2% of our total one-to-four family loan portfolio, $31.6 million or 10.9% of our total commercial real estate portfolio and $17.6 million, or 12.0% of our total multifamily loan portfolio in these "rollover" types of loans.  Loans in process for these loans at December 31, 2009 were $15.5 million.

The following table includes construction/land development loans by county at December 31, 2009:

		Percent of
County	Loan Balance (1)	Loan Balance (1)
	(Dollars in thousands)

King County	$59,905	42.4%
Pierce County	23,722	16.9
Kitsap County	16,960	12.1
Snohomish County	11,525	8.2
Whatcom County	11,491	8.2
Thurston County	9,911	7.0
All other counties	7,284	5.2
Total	$140,798	100.0%
_____________
(1) Net of undisbursed funds.

We originate construction/land development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions, these homes typically have an average price ranging from $300,000 to $550,000.  Loans to finance the construction of single-family homes and subdivisions are generally offered to builders in our primary market areas.  The maximum loan-to-value limit applicable to these loans is generally 75% to 80% of the appraised market value upon completion of the project.  We do not require any cash equity from the borrower if there is sufficient equity in the land being used as collateral.  Development plans are required from builders prior to making the loan. We require that builders maintain adequate insurance coverage.

While maturity dates for residential construction loans are largely a function of the estimated construction period of the project, and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal Prime Rate.  As a strategy to manage interest rate risk, during the latter part of 2008 and during 2009 we established interest rate floors on most construction/land development loans that were renewed.  During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve, or billed monthly.  We have interest reserves on $10.4 million of our total construction spec loans, with undisbursed funds totaling $3.3 million.  When these loans with reserves exhaust their original reserves set up at origination, no new reserves are created for the loan unless the loan is re-analyzed and it is determined that there are funds available to fund the reserve.  This may include the borrower agreeing to reduce their profit margin.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved inspectors warrant.  Total loan amounts for land development loans generally range from $500,000 to $6.0 million with an average individual loan commitment at December 31, 2009 of $1.8 million.  At December 31, 2009, our largest construction/land development loan had a total principal balance of $11.5 million and was secured by a first mortgage lien on a condominium project located in Whatcom County.  This loan was classified as nonperforming at December 31, 2009.  At December 31, 2009, our three largest borrowing relationships for construction/land development loans had aggregate net outstanding loan balances of $28.9 million (of which $7.2 million is impaired), $12.1 million and $8.3 million. These balances do not include other lending relationships we may have with these borrowers.

Our construction/land development loans are based upon estimates of costs and values associated with the completed project.  Construction/land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the security on the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.  At December 31, 2009, we had $71.8 million of net construction/land development loans that were classified as nonperforming and $63.2 million of those loans were in excess of 90 days delinquent.  In addition, a total of $74.7 million construction/land development relationships to 16 builders were considered impaired as of December 31, 2009.  Construction/land development loans of $26.3 million were charged-off during the year ended December 31, 2009.  Charge-offs for this loan category were $432,000 and $0 for 2008 and 2007.  Further, as a result of the slowdown in the housing market during 2009, we have extended some of the construction loans to permit completion of the project or to allow the borrower additional time to market the underlying collateral. Most of these loans mature within 12 months. To the extent these loans are not further extended or the borrower cannot otherwise refinance with a third party lender our nonperforming construction loans may increase. For more information regarding loan delinquencies and impaired loans see "Asset Quality" under Item 1.

Consumer Lending.  We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans, personal lines of credit and savings account loans.  Generally, consumer loans have shorter terms to maturity and higher interest rates than mortgage loans.  Consumer loans are made with both fixed and variable interest rates and with varying terms.  At December 31, 2009, consumer loans amounted to $18.7 million, or 1.7%, of the total loan portfolio.

At December 31, 2009, the largest component of the consumer loan portfolio consisted of home equity loans, primarily home equity lines of credit, which totaled $14.1 million, or 75.4%, of the total consumer loan portfolio.  Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses.  The majority of these loans are secured by a first or second mortgage on residential property.  The loan-to-value ratio is primarily 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan.  Home equity lines of credit allow for a ten-year draw period.  As of December 31, 2009 the undisbursed portion of the lines of credit totaled $9.3 million.  The interest rate is tied to the prime rate as published in The Wall Street Journal, and may include a margin.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold in our portfolio.  We do not have private mortgage insurance coverage on these loans.  Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts caused by the increase in interest rates as loan rates reset. If current economic conditions deteriorate for our borrowers and their home prices continue to fall, we may also experience higher credit losses from this loan portfolio. Since our home equity loans primarily consist of second mortgage loans, it is unlikely that we will be successful in recovering all, if any, portion of our loan principal amount outstanding in the event of a default.  At December 31, 2009, two consumer loans totaling $143,000 were delinquent in excess of 90 days or in nonaccrual status.  Consumer loans totaling $164,000 were charged-off during the year ended December 31, 2009.  No consumer loans were charged-off during the years ended December 31, 2008 or 2007.

Loan Maturity and Repricing.  The following table sets forth certain information at December 31, 2009 regarding the amount of loans repricing or maturing in our portfolio based on their contractual terms to maturity, but does not include prepayments.  Loan balances do not include undisbursed loan funds, deferred loan fees and costs and allowance for loan losses.

			After
		After	Three
		One Year	Years	After
		Through	Through	Five Years
	Within	Three	Five	Through	Beyond
	One Year	Years	Years	Ten Years	Ten Years	Total
	(In thousands)
Real Estate:
One-to-four family residential	$21,464	$33,140	$76,251	$170,778	$195,098	$496,731
Multifamily residential	22,919	20,547	42,971	59,483	588	146,508
Commercial	21,041	27,354	71,323	154,731	14,547	288,996
Construction/land development	154,592	9,361	--	--	--	163,953
Total real estate	220,016	90,402	190,545	384,992	210,233	1,096,188

Business	203	--	150	--	--	353

Consumer	16,276	19	251	2,112	20	18,678

Total	$236,495	$90,421	$190,946	$387,104	$210,253	$1,115,219

The following table sets forth the amount of all loans due after December 31, 2010, with fixed or adjustable interest rates.

	Fixed
	Rate	Adjustable-rate	Total
	(In thousands)
Real Estate:
One-to-four family residential	$475,267	$--	$475,267
Multifamily residential	123,320	269	123,589
Commercial	266,036	1,919	267,955
Construction/land development	9,361	--	9,361
Total real estate	873,984	2,188	876,172

Business	150	--	150

Consumer	2,397	5	2,402

Total	$876,531	$2,193	$878,724

Loan Solicitation and Processing.  The majority of our consumer and residential mortgage loan originations are generated through First Savings Bank and from time to time through outside brokers.  We originate multifamily, commercial real estate and construction/land development loans primarily using First Savings Bank loan officers, with referrals coming from builders and existing customers.

Upon receipt of a loan application from a prospective borrower, we obtain a credit report and other data to verify specific information relating to the loan applicant's employment, income, and credit standing.  All real estate loans requiring an appraisal are done by an independent third-party appraiser.  All appraisers are approved by us, and their credentials are reviewed annually, as is the quality of their appraisals.

We use a multi-tier lending matrix depending on the type and size of the consumer credit to be approved.  We also allow for individual lending authorities, joint lending authorities, a management loan committee approval, and an executive committee (which includes directors) approval.

We require title insurance on all real estate loans, and fire and casualty insurance on all secured loans and on home equity loans where the property serves as collateral.

Loan Originations, Servicing, Purchases, Sales and Repayments.  For the years ended December 31, 2009 and 2008, our total loan originations were $206.5 million and $296.3 million, respectively.  Total loan originations declined as a result of the decrease in construction/land development loan originations reflecting the current housing market.

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

We may sell loans from time to time consistent with our asset and liability management objectives.  Fixed-rate residential mortgage loans with terms of 30 years or less and adjustable-rate mortgage loans are generally held in our portfolio.  There were no loan sales for the years ended December 31, 2009 and 2008.  Loans are generally sold on a non-recourse basis.  As of December 31, 2009, our loan servicing portfolio for outside investors was $44.4 million.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Loans Originated:
Real estate:
One-to-four family residential	$ 73,681	$144,128	$118,554
Multifamily residential	50,712	33,183	10,005
Commercial	50,745	74,780	66,313
Construction/land development	17,728	33,331	233,656
Total real estate	192,866	285,422	428,528

Business	501	--	--

Consumer	13,173	10,878	5,899

Total loans originated	206,540	296,300	434,427

Loans purchased	37	30	25

Total whole loans sold	--	--	5,796

Principal repayments	205,321	159,021	191,690
OREO	11,835	--	--
Change in other items, net	14,698	17,208	(56,630)

Net increase in loans	$ 4,119	$154,517	$180,336

Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan that is paid by the borrower.  The amount of fees charged to the borrower on one-to-four family residential loans and on multifamily and commercial real estate loans can range up to 1.5%.  Generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment.  We had $2.9 million and $2.8 million of net deferred loan fees as of December 31, 2009 and 2008, respectively.

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

Asset Quality

As of December 31, 2009, we had an aggregate of $111.7 million, or 10.0%, of total loans past due over 60 days consisting of 117 one-to-four family residential loans, 20 commercial real estate loans, 137 construction/land development loans, one multifamily loan and three consumer loans.  We generally assess late fees or penalty charges on delinquent loans of up to 5.00% of the monthly payment.  The borrower is given up to a 15 day grace period from the due date to make the loan payment.

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

If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to recover the collateral securing the loan according to the terms of the security instrument and applicable law.  The following table shows our delinquent loans by the type of loan, net of undisbursed funds, and number of days delinquent as of December 31, 2009:

	Loans Delinquent For:				Total
	61-90 Days		Over 90 Days		Delinquent Loans

	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)
Real estate:
One-to-four family residential	9	$2,807	108	$ 31,278	117	$ 34,085
Multifamily residential	1	360	--	--	1	360
Commercial	--	--	20	11,535	20	11,535
Construction/land development	10	2,320	127	63,208	137	65,528
Total real estate	20	5,487	255	106,021	275	111,508

Consumer	1	10	2	143	3	153

Total	21	$5,497	257	$106,164	278	$111,661

Nonperforming Assets.  The following table sets forth information with respect to our nonperforming assets and troubled debt restructured loans for the periods indicated.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$36,874	$9,630	$526	$154	$300
Commercial	11,535	2,865	--	--	--
Construction/land development (1)	71,780	44,043	24,516	--	--
Consumer	514	--	--	--	--

Total loans accounted for on a nonaccrual basis	$120,703	$56,538	$25,042	$154	$300

Accruing loans which are contractually due
90 days or more:
One-to-four family residential	$--	$1,207	$--	$--	$--
Commercial real estate	--	897	--	--	--

Total accrual loans which are contractually due 90 days or more	$--	$2,104	$--	$--	$--

Total nonperforming loans	$120,703	$58,642	$25,042	$154	$300

Other real estate owned	$11,835	$--	$--	$--	$--

Total nonperforming assets	$132,538	$58,642	$25,042	$154	$300

Nonaccrual troubled debt restructured loans (2)	$26,021	$20,818	$--	$--	$--
Performing troubled debt restructured loans	35,458	2,226	--	--	--
Troubled debt restructured loans	$61,479	$23,044	$--	$--	$--

Nonaccrual loans and loans 90 days or more past
due as a percentage of total loans net of
undisbursed funds	11.23%	5.56%	2.81%	0.02%	0.05%

Nonaccrual loans and loans 90 days or more past
due net of undisbursed funds as a percentage
of total assets	9.18%	4.71%	2.19%	0.02%	0.03%

Nonperforming assets net of undisbursed funds as
a percentage of total assets	10.08%	4.71%	2.19%	0.02%	0.03%

Total loans net of undisbursed funds	$1,075,277	$1,055,011	$891,811	$705,024	$544,703

Nonaccrued interest (3)	$7,299	$2,090	$391	$4	$4

Total assets	$1,315,334	$1,244,440	$1,140,888	$1,004,711	$879,650
_______
(1)    Balances represent loans net of undisbursed funds.
(2)    These loans are included in the category above "Loans accounted for on a nonaccrual basis."
(3)    Represents foregone interest on nonaccrual loans.

When a loan becomes 90 days delinquent, we generally place the loan on nonaccrual status unless the credit is well secured and is in the process of collection.  Loans may be placed on nonaccrual status prior to being 90 days delinquent if there is an identified problem.  As of December 31, 2009, nonaccrual loans and loans 90 days or more past due were $120.7 million, net of undisbursed funds, which represents 11.2% of total loans, net of undisbursed funds, and 9.2% of total assets.  Of the $36.9 million in nonperforming one-to-four family residential loans $28.3 million were to builders.  Of the $11.5 million in nonperforming commercial real estate loans, $5.0 million were related to builders and $5.5 million were related to real estate investors.

Our three largest nonperforming loans at December 31, 2009 were as follows:

●
A construction loan with an outstanding balance of approximately $11.5 million.  The purpose of the loan was to purchase land in Whatcom County and prepare the land for construction of a 250-unit one-to-four family development with the intent that the loan would be paid-off at the time the borrower was able to secure financing for the construction of the units.

●
A commerical real estate loan with an outstanding balance of approximately $3.6 million.  The purpose of this loan was to refinance an owner occupied building located in Pierce County that housed a retail location for the borrower's business that sold construction related materials.  Subsequent to December 31, 2009, we foreclosed on this property and have included it in our real estate owned category on our balance sheet.

●	A construction loan with an outstanding balance of approximately $3.2 million. The purpose of the loan was to build a 57-unit condominium complex in Skagit County.

All of these borrowers are experiencing deteriorating financial conditions as a result of real estate value declining, the deterioration of the local economy and liquidity constraints.

The following table summarizes our total nonperforming assets net of undisbursed funds at December 31, 2009 by county and by type of loan/property:

								Percent of
					All	Total		Total
	King	Pierce	Snohomish	Whatcom	Other	Nonperforming	Number of	Nonperforming
	County	County	County	County	Counties	Loans	Loans	Loans
(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$13,311	$13,654	$3,380	$--	$6,529	$36,874	134	30.55%
Commercial	1,762	6,908	1,196	1,485	184	11,535	20	9.56
Construction/land development	35,181	6,729	8,558	11,491	9,821	71,780	155	59.47
Consumer	513	1	--	--	--	514	4	0.43

Total nonperforming loans	$50,767	$27,292	$13,134	$12,976	$16,534	$120,703	313	100.00%

								Percent of
					All	Total		Total
	King	Pierce	Snohomish	Whatcom	Other	Other Real	Number of	Other Real
	County	County	County	County	Counties	Estate Owned	Properties	Estate Owned
	(Dollars in thousands)
Other real estate owned:
One-to-four family residential	$1,903	$2,973	$--	$--	$--	$4,876	18	41.20%
Commercial	1,651	647	--	--	--	2,298	4	19.42
Construction/land development	4,661	--	--	--	--	4,661	10	39.38

Total other real estate owned	$8,215	$3,620	$--	$--	$--	$11,835	32	100.00%

Total nonperforming assets	$58,982	$30,912	$13,134	$12,976	$16,534	$132,538
Construction/land development, commercial real estate and multifamily real estate loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. We continue to monitor our loan portfolio, and believe there is potential for additions to nonperforming loans, charge-offs, provisions for loan losses, and/or other real estate owned in the future if the housing market conditions do not improve.

Other Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold.  When the property is acquired, it is recorded at the lower of its cost or the fair market value of the property less selling costs.  We had $11.8 million and zero of other real estate owned at December 31, 2009 and 2008, respectively.  We have hired experienced professionals to form a special assets team whose primary focus is on the prompt and effective management of our troubled, nonperforming assets and to expedite their disposition and minimize any potential losses.  During the fourth quarter of 2009, we shifted our strategy, related to nonperforming assets, from promoting builder-partnering solutions to a Bank-directed solutions approach.  These solutions included foreclosures, short-sales and accepting deeds in lieu of foreclosure.  This approach has resulted in First Savings Bank foreclosing on 32 properties totaling $11.8 million which are now classified as OREO on our balance sheet.  We anticipated continued foreclosure activity while we work with our nonperforming loan customers to minimize our loss exposure.

Troubled Debt Restructured Loans.  According to generally accepted accounting principles, we are required to account for certain loan modifications or restructurings as a "troubled debt restructuring."  In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to the borrower's financial difficulties, grant a concession to the borrowers that we would not otherwise consider.  At December 31, 2009 we had $61.5 million in troubled debt restructured loans as compared to $23.0 million at the end of 2008.  The largest loan relationship was $14.6 million and included both construction/land development loans as well as one-to-four family residential rental properties located in King and Pierce counties.  At December 31, 2009, the amount of undisbursed funds to that builder in connection with the restructured and impaired loans totaled $1.6 million.

The following table summarizes our total troubled debt restructured loans:

	December 31,
	2009	2008
	(In thousands)
Nonperforming troubled debt restructured loans
One-to-four family residential	$14,758	$9,128
Commercial real estate	1,407	--
Construction/land development	9,856	11,690

Total nonperforming troubled debt restructured loans	$26,021	$20,818

Performing troubled debt restructure loans
One-to-four family residential	$15,256	$2,226
Multifamily residential	2,530	--
Commercial real estate	10,143	--
Construction/land development	7,529	--

Total performing troubled debt restructured loans	$35,458	$2,226

Total troubled debt restructured loans	$61,479	$23,044

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

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of our review of our loans, as of December 31, 2009, $11.7 million of our loans were classified as special mention, $204.0 million were classified as substandard, $6.5 million were classified as doubtful and no loans were classified as loss.  The primary reason for the increase in the loans classified as substandard was a result of the challenges our borrowers are experiencing with construction/land development loans as a result of the decrease in real estate values during the year ended December 31, 2009.

The aggregate amounts of our classified assets, net of undisbursed funds, at the dates indicated were as follows:

	At December 31,
	2009	2008
	(In thousands)
Classified Assets:
Special mention:
One-to-four family residential	$4,257	$20,241
Commercial real estate	5,716	857
Construction/land development	1,750	16,113
Total special mention	$11,723	$37,211

Substandard:
One-to-four family residential	$85,150	$15,430
Commercial real estate	11,963	3,762
Construction/land development	106,390	44,043
Consumer	518	--
Total substandard	$204,021	$63,235

Doubtful:
Commercial real estate	$1,485	$--
Construction/land development	5,000	--
Consumer	45	--
Total doubtful	$6,530	$--

Total classified assets	$222,274	$100,446

With the exception of these classified loans, of which $120.7 million were accounted for as nonaccrual loans at December 31, 2009, management is not aware of any loans as of December 31, 2009, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

Allowance for Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances.  The formula allowance is determined by applying factors to our various groups of loans.  Management considers factors such as charge-off history, the prevailing economy, borrower's ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements' experience level, our loan review system and the value of underlying collateral in assessing the allowance for loan losses.  The specific allowance component is created when management believes that the collectibility of a specific loan, such as a real estate, multifamily or commercial real estate loan, has been impaired and a loss is probable.  The specific reserves are computed using current appraisals (if available), listed sales prices and other available information less costs to complete, if any, and sell the property.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

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

The provision for loan losses was $51.3 million, $9.4 million and $6.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The additional increase in the loss provision during 2009 was the result of our increased nonperforming loans, the continued depressed real estate values, the uncertain economic environment in our market area, the anticipated increase in FDIC liquidations in the Pacific Northwest and the effect it will have on our market area, the level of charge-offs during 2009 and the increase in the number of requests for loan modifications. The allowance for loan losses was $33.0 million or 3.1% of total loans at December 31, 2009 as compared to $17.0  million, or 1.6% of total loans outstanding at December 31, 2008. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.  Management will continue to review the adequacy of the allowance for loan losses on a quarterly basis.

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

As of December 31, 2009, 2008 and 2007, we had $166.7 million, $66.3 million and $30.7 million, respectively, of total loans considered as impaired.  Impaired loans, net of loans in process, were $156.2 million, $52.5 million, $23.5 million, respectively, for the same periods.

The following table summarizes the distribution of the allowance for loan losses by loan category.

	At December 31,
	2009			2008			2007			2006			2005
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:				(Dollars in thousands)
One-to-four
family residential	$496,731	$11,130	44.54%	$512,446	$3,924	45.05%	$424,863	$1,508	42.45%	$373,192	$302	48.86%	$266,081	$259	43.18%
Multifamily
residential	146,508	1,896	13.14	100,940	243	8.87	76,039	151	7.60	79,701	38	10.44	68,267	30	11.08
Commercial	288,996	6,422	25.91	260,727	2,140	22.92	204,798	1,066	20.46	153,924	515	20.15	109,300	405	17.73
Construction/land
development	163,953	13,255	14.70	250,512	10,634	22.02	288,378	5,128	28.82	153,401	1,094	20.08	171,246	950	27.79
Total real estate	1,096,188	32,703	98.29	1,124,625	16,941	98.86	994,078	7,853	99.33	760,218	1,949	99.53	614,894	1,644	99.78

Business	353	6	0.03	--	--	--	--	--	--	--	--	--	--	--	--

Consumer	18,678	330	1.68	12,927	41	1.14	6,672	118	0.67	3,537	22	0.47	1,341	7	0.22

Total loans	$1,115,219	$33,039	100.00%	$1,137,552	$16,982	100.00%	$1,000,750	$7,971	100.00%	$763,755	$1,971	100.00%	$616,235	$1,651	100.00%

Management believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

We believe that the allowance for loan losses as of December 31, 2009 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of First Savings Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our allowance for loan losses at the dates and for the periods indicated.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance at beginning of period	$16,982	$7,971	$1,971	$1,651	$995
Provision for loan losses	51,300	9,443	6,000	320	137

Charge-offs:
One-to-four family	6,043	--	--	--	--
Commercial real estate	2,812	--	--	--	--
Construction/land development	26,283	432	--	--	--
Consumer	164	--	--	--	27

Total charge-offs	35,302	432	--	--	27

Total recoveries	59	--	--	--	--

Net charge-offs	35,243	432	--	--	27
Acquisition of Executive House	--	--	--	--	546
Balance at end of period	$33,039	$16,982	$7,971	$1,971	$1,651

Allowance for loan losses as a percentage
of total loans outstanding at the end of
the period, net of undisbursed funds	3.07%	1.61%	0.89%	0.28%	0.30%

Net charge-offs to average loans
receivable, net	3.38%	0.04%	--	--	0.01%

Allowance for loan losses as a percentage
of nonperforming loans at end of period,
net of undisbursed funds	27.37%	28.96%	31.83%	1,279.87%	550.33%

Investment Activities

General.  Under Washington law, savings banks are permitted to invest in various types of liquid assets, including U.S.  Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker's acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities, and obligations of states and their political sub-divisions.

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

At December 31, 2009, our investment portfolio consisted principally of mortgage-backed securities, U.S. Government Agency obligations, municipal bonds and a mutual fund consisting primarily of mortgage-backed securities.  From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management's projected demand for funds for loan originations, deposits and other activities.

In January 2008, we elected to transfer our entire investments held to maturity portfolio to our investments available for sale portfolio.  At December 31, 2009 there were no investments held to maturity.

Mortgage-Backed Securities.  The mortgage-backed securities in our portfolio were comprised of Freddie Mac, Fannie Mae, and Ginnie Mae mortgage-backed securities.  The principal on these securities is backed by the U.S. agency issuing the security.  The mortgage-backed securities held in the available for sale category had a weighted-average yield of 4.35% at December 31, 2009.

U.S. Government Agency Obligations.  At December 31, 2009, the portfolio had a weighted-average yield of 5.34% in the available for sale category.

Municipal Bonds.  The tax exempt and taxable municipal bond portfolios were comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipal corporations.   All bonds are from issuers located within the State of Washington.  The weighted-average yield on the tax exempt bonds (on a tax equivalent basis) was 6.65% at December 31, 2009, while the weighted-average yield on the taxable municipal bonds was 5.63% for the same period.

Federal Home Loan Bank Stock.  As a member of the Federal Home Loan Bank system, we are required to own capital stock in the Federal Home Loan Bank of Seattle.  The amount of stock we hold is based on guidelines specified by the Federal Home Loan Bank of Seattle.  The redemption of any excess stock we hold is at the discretion of the Federal Home Loan Bank of Seattle.  The carrying value of the stock totaled $7.4 million at December 31, 2009.  We did not receive a dividend during the year ended December 31, 2009.

Management evaluates FHLB stock for impairment.  The determination of whether this investment is impaired is based on our assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB.

Under Federal Housing Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members' current loans.  The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet.  Based upon an analysis by Standard and Poor's regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government.  They believe that the U.S. Government would almost certainly support the credit obligations of the FHLB System.  Based on the above, we have determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2009.

The following table sets forth the composition of our investment portfolio at the dates indicated.  The amortized cost of the available for sale investments is their net book value.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Available for sale:
Mortgage-backed securities:
Fannie Mae	$50,025	$51,271	$65,991	$66,743	$66,594	$65,638
Freddie Mac	28,924	29,941	59,296	60,112	36,794	36,190
Ginnie Mae	5,099	5,183	7,858	7,692	10,116	10,057
Tax exempt municipal bonds	4,207	3,772	4,206	3,699	--	--
Taxable municipal bonds	650	602	652	611	--	--
U.S. Government agencies	1,946	2,003	5,344	5,855	2,001	2,004
Mutual fund (1)	4,460	4,611	4,611	4,611	6,120	5,948
Total available for sale	$95,311	$97,383	$147,958	$149,323	$121,625	$119,837

Held to maturity:
Mortgage-backed securities:
Fannie Mae	$--	$--	$--	$--	$907	$893
Tax exempt municipal bonds	--	--	--	--	73,912	75,019
Taxable municipal bonds	--	--	--	--	1,659	1,656
U.S. Government agencies	--	--	--	--	3,931	3,976
Other securities	--	--	--	--	1	1
Total held to maturity	$--	$--	$--	$--	$80,410	$81,545
__________
(1) The fund invests primarily in private label securities backed by or representing an interest in mortgages or domestic residential housing or manufactured housing with additional investments in U.S. Government or agency securities.

During the year ended December 31, 2009, gross proceeds from sales of investments were $71.1 million with gross gains of $2.0 million and gross losses of $2,000.

In May 2008 the Board of Trustees of the AMF Ultra Short Mortgage Fund ("Fund") (a mutual fund) decided to activate the Fund's redemption-in-kind provision because of the uncertainty in the mortgage-backed securities market.  The activation of this provision has limited the options available to the shareholders of the Fund with respect to liquidating their investments.  Only the Fund may repurchase the shares in accordance with the terms of the mutual fund.  The Fund is currently closed to any new investors, which means no new investors may buy shares in the Fund.  Existing participants are allowed to redeem and receive up to $250,000 in cash per quarter or may receive 100% of their investment in "like kind" securities equal to their proportional ownership in the Fund (i.e., ownership percentage in the fund times the market value of each of the approximately 150 securities).  For the year ended December 31, 2009, we recognized a $152,000 pre-tax charge for the other-than-temporary decline in fair value.

Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment ("OTTI") or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity; and other factors.  For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering our cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge or other comprehensive income (loss).  Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss).

The table below sets forth information regarding the carrying value, weighted average yields and maturities or call dates of our investment portfolio at December 31, 2009.  Mortgage-backed securities, the mutual fund and the Federal Home Loan Bank stock investments have no stated maturity date and are included in the totals column only.

	At December 31, 2009
	Amount Due or Repricing within:
			After One Year		After Five Years
	Within One Year		to Five Years		to Ten Years		Thereafter		Totals
		Weighted-		Weighted-		Weighted-		Weighted-		Weighted-
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Available for sale:
Mortgage-backed securities	$--	--%	$--	--%	$--	--%	$--	--%	$86,395	4.35%
Tax exempt municipal bonds (1)	--	--	703	5.93	683	5.51	2,386	7.09	3,772	6.65
Taxable municipal bonds	--	--	--	--	--	--	602	5.63	602	5.63
U.S. Government agencies	--	--	677	5.52	10	6.49	1,316	5.25	2,003	5.34
Mutual fund	--	--	--	--	--	--	--	--	4,611	3.74
Total available for sale	$--	--%	$1,380	4.45%	$693	4.30%	$4,304	4.46%	$97,383	4.45%

Federal Home Loan Bank stock	$--	--%	$--	--%	$--	--%	$--	--%	$7,413	--%
______________
(1)	Yields on tax exempt obligations are computed on a tax equivalent basis.

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

At December 31, 2009, our deposits totaled $939.4 million.  We had $514.9 million of jumbo ($100,000 or more) certificates of deposit of which $87.8 million were public funds, which represent 54.8% and 9.4%, respectively, of total deposits.  There were no brokered deposits at December 31, 2009.

Deposit Activities.  The following table sets forth our total deposit activities for the periods indicated.

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Beginning balance	$791,483	$729,494	$750,710

Net balance before interest credited	119,133	32,000	(54,687)
Interest credited	28,807	29,989	33,471
Net increase (decrease) in deposits	147,940	61,989	(21,216)
Ending balance	$939,423	$791,483	$729,494

The following table sets forth information concerning our certificates of deposit and other deposits at December 31, 2009.

Weighted -
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
			(Dollars in thousands)

--%	N/A	Noninterest bearing accounts	$3,294	N/A	0.35%
0.47	N/A	NOW accounts	12,740	N/A	1.36
1.25	N/A	Statement savings accounts	15,423	N/A	1.64
1.53	N/A	Money market accounts	194,315	N/A	20.68
		Certificates of deposit
1.75	3 month		6,332	$1,000	0.67
1.46	6 month		23,864	1,000	2.54
1.94	9 month		6,415	1,000	0.68
1.75	Variable 12 month		277	1,000	0.03
2.17	12 month		197,270	1,000	21.00
3.51	18 month		169,539	1,000	18.05
3.62	24 month		30,293	1,000	3.23
4.34	30 month		37,122	1,000	3.95
3.48	36 month		71,272	1,000	7.59
4.24	48 month		167,874	1,000	17.87
4.64	60 month		3,293	1,000	0.35
5.15	72 month		100	1,000	0.01
		Total certificates of deposit	713,651		75.97
		TOTAL	$939,423		100.00%

Certificates of Deposit.  The following table sets forth the amount and maturities of certificates of deposit at December 31, 2009.

	Amount Due
		After One	After Two	After Three
		Year	Years	Years
	Within	Through	Through	Through
	One Year	Two Years	Three Years	Four Years	Thereafter	Total
	(In thousands)

0.00% - 1.00%	$6,500	$--	$--	$--	$--	$6,500
1.01% - 2.00%	132,188	16,027	--	--	--	148,215
2.01% - 3.00%	110,952	10,183	30,541	29,652	264	181,592
3.01% - 4.00%	59,961	14,155	24,472	34,466	156	133,210
4.01% - 5.00%	148,477	11,857	11,126	466	--	171,926
5.01% - 6.00%	25,689	31,796	14,623	--	100	72,208
Total	$483,767	$84,018	$80,762	$64,584	$520	$713,651

The following table indicates the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2009.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Certificates
Maturity Period	of Deposit
(In thousands)

Three months or less	$54,159
Over three months through six months	126,966
Over six months through twelve months	164,703
Over twelve months	169,088
Total	$514,916

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts we offered  at the dates indicated.

	At December 31,
	2009		2008		2007
		Percent		Percent		Percent
		of		of		of
	Amount	Total	Amount	Total	Amount	Total
(Dollars in thousands)

Noninterest-bearing accounts	$3,294	0.35%	$2,407	0.30%	$1,652	0.23%
NOW accounts	12,740	1.36	9,859	1.25	12,428	1.70
Statement savings accounts	15,423	1.64	12,605	1.59	11,591	1.59
Money market accounts	194,315	20.68	121,164	15.31	161,433	22.13
Certificates of deposit:
0.00 - 1.00%	6,500	0.69	--	--	--	--
1.01 - 2.00%	148,215	15.78	--	--	3	--
2.01 - 3.00%	181,592	19.33	6,598	0.83	--	--
3.01 - 4.00%	133,210	14.18	291,510	36.83	7,295	1.00
4.01 - 5.00%	171,926	18.30	255,555	32.29	175,920	24.12
5.01 - 6.00%	72,208	7.69	91,785	11.60	359,172	49.23
Total certificates
of deposit	713,651	75.97	645,448	81.55	542,390	74.35
Total	$939,423	100.00%	$791,483	100.00%	$729,494	100.00%

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

As a member of the Federal Home Loan Bank of Seattle, we are required to own capital stock in the Federal Home Loan Bank of Seattle and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We maintain a committed credit facility with the Federal Home Loan Bank of Seattle that provides for immediately available advances, which at December 31, 2009 was $456.9 million.  At December 31, 2009, outstanding advances to First Savings Bank from the Federal Home Loan Bank of Seattle totaled $139.9 million.

The following table sets forth information regarding Federal Home Loan Bank of Seattle advances by us at the end of and during the periods indicated.  The table includes both long and short-term borrowings.

	At or for the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Maximum amount of borrowings outstanding
at any month end	$149,900	$157,500	$224,000

Average borrowings outstanding	$147,314	$123,886	$149,365

Weighted-average rate paid	3.47%	3.51%	5.37%

Balance outstanding at end of the year	$139,900	$156,150	$96,000

Weighted-average rate paid at end of the year	3.50%	3.25%	4.32%

At December 31, 2009, we maintained credit facilities with the Federal Reserve Bank of San Francisco totaling $186.0 million and one line of credit totaling $10.0 million with another financial institution.  There were no balances outstanding for these lines of credit at December 31, 2009.

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, First Savings Bank Northwest and First Financial Diversified.  First Financial Diversified primarily provides escrow services to First Savings Bank, other area lenders and some private individuals.  First Financial Diversified also offers limited consumer loans to First Savings Bank's customers, which consist of short-term unsecured loans, second mortgages and, to a lesser extent, home equity loans.  At December 31, 2009, loans from First Financial Diversified represented less than one percent of our loan portfolio.

First Savings Bank Northwest.  First Savings Bank Northwest is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Kitsap and Snohomish counties, Washington through our full-service banking office located in Renton, Washington.  We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.

Competition

We face intense competition in originating loans and in attracting deposits within our targeted geographic market.  We compete by consistently delivering high-quality, personal service to our customers that results in a high level of customer satisfaction.

Based on the most current Federal Deposit Insurance Corporation Deposit Market Share Report dated June 30, 2009, we rank eighth in terms of deposits with a deposit market share of 1.8%, among the 61 federally insured depository institutions in King County, our primary market area.  Our key competitors are Banner Bank, Columbia State Bank, Frontier Bank, US Bank and JP Morgan Chase.  These competitors control 24.5% of the King County deposit market with deposits of $12.8 billion, of the $52.2 billion total deposits in King County as of June 30, 2009.   Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are also competitors for consumer deposit relationships.

Our competition for loans comes principally from commercial banks, mortgage brokers, thrift institutions, credit unions and finance companies.   Several other financial institutions, including those previously mentioned, have greater resources than we do and compete with us for banking business in our targeted market area.  These  institutions have far more resources than we do and as a result are able to offer a broader range of services such as trust departments, merchant banking and enhanced retail services.  Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources and allocate their investment assets to regions of highest yield and demand.  The challenges posed by such large competitors may impact our ability to originate loans, secure low cost deposits and establish product pricing levels that support our net interest margin goals, which may limit our future growth and earnings prospects.

Employees

At December 31, 2009, we had 104 full-time employees.  Our employees are not represented by any collective bargaining group.  We consider our employee relations to be good.

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

As part of the conversion and reorganization, First Savings Bank elected, pursuant to Section 10(l) of the Home Owners' Loan Act, as amended, to be treated as a savings association.  As a result, First Financial Northwest is a registered savings and loan holding company subject to regulation of the Office of Thrift Supervision.  First Savings Bank continues to be regulated by the Washington State Department of Financial Institutions and the Federal Deposit Insurance Corporation.

Regulation and Supervision of First Savings Bank

General.  As a state-chartered savings bank, First Savings Bank is subject to applicable provisions of Washington law and regulations of the Washington State Department of Financial Institutions.  State law and regulations govern First Savings Bank's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices.  Under state law, savings banks in Washington State also generally have all of the powers that federal savings banks have under federal laws and regulations.  First Savings Bank is subject to periodic examination and reporting requirements by and of the Washington State Department of Financial Institutions.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises.  The Congress, Treasury Department and the federal banking regulators, including the Federal Deposit Insurance Corporation, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

In October 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted.  The EESA authorizes the Department of the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program, or TARP.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  Under the TARP Capital Purchase Program, or CPP, the Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  We did not apply for, or receive, any funds from the TARP CPP primarily because of the additional capital raised in our mutual to stock conversion that was completed in October 2007.  EESA also included additional provisions directed at bolstering the economy, which we were able to participate in, such as the temporary increase in Federal Deposit Insurance Corporation insurance coverage of deposit accounts, which increased from $100,000 to $250,000 through December 31, 2013.

Temporary Liquidity Guaranty Program.  Following a systemic risk determination, the Federal Deposit Insurance Corporation established a Temporary Liquidity Guarantee Program ("TLGP") on October 14, 2008.  The TLGP includes the Transaction Account Guarantee Program, which provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts ("TAGP").  Institutions participating in the TAGP paid a 10 basis point fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place up to December 31, 2009.  After December 31, 2009 the fee will be an annualized rate according to the institutions risk category; 15 basis points for risk category I, 20 basis points for risk category II and 25 basis points for risk categories III and IV.  The TLGP also includes the Debt Guarantee Program ("DGP"), under which the Federal Deposit Insurance Corporation guarantees certain senior unsecured debt of Federal Deposit Insurance Corporation-insured institutions and their holding companies.  The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. We opted out of the DGP, although we chose to opt into the TAGP program.

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation. As insurer, the Federal Deposit Insurance Corporation imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by Federal Deposit Insurance Corporation-insured institutions.  It also may prohibit any Federal Deposit Insurance Corporation-insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious risk to the insurance fund.  The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC has recently notified First Savings Bank that it may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FDIC. In addition, First Savings Bank may not make indemnification and severance payments without complying with certain statutory restrictions, including prior written approval of the FDIC. See also Item 1.A. "Risk Factors-We are subject to various regulatory requirements and may be subject to future additional regulatory restrictions and enforcement actions."

First Savings Bank is a member of the Deposit Insurance Fund ("DIF"), which is administered by the Federal Deposit Insurance Corporation.  Deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation, backed by the full faith and credit of the United States Government.  Under new legislation, during the period from October 3, 2008 through December 31, 2013, the basic deposit insurance limit is $250,000, instead of the $100,000 limit in effect previously.

The Federal Deposit Insurance Corporation assesses deposit insurance premiums on each Federal Deposit Insurance Corporation-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under Federal Deposit Insurance Corporation's risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution's unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates increase uniformly by 3 basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the Federal Deposit Insurance Corporation imposed a special assessment of 5 basis points on the amount of each depository institution's assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the Deposit Insurance Fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the Deposit Insurance Fund, the Federal Deposit Insurance Corporation has adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which is due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution=s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution=s assessment base for the third quarter of 2009, with deposit growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.  Collection of the prepayment does not preclude the Federal Deposit Insurance Corporation from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.  We prepaid $5.9 million in FDIC assessments during the fourth quarter of 2009.

The Federal Deposit Insurance Corporation estimates that the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

Federal Deposit Insurance Corporation insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarterly period ended December 31, 2009, the Financing Corporation assessment equaled 1.02 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including First Savings Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation.  We are not aware of any practice, condition or violation that might lead to termination of First Savings Bank=s deposit insurance.

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%.  Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by institutions to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on their respective activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the Federal Deposit Insurance Corporation as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At December 31, 2009, First Savings Bank was categorized as "well capitalized" under the prompt corrective action regulations of the Federal Deposit Insurance Corporation.

Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution's size and complexity and the nature and scope of its activities.  The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems.  If the Federal Deposit Insurance Corporation determines that First Savings Bank fails to meet any standard prescribed by the guidelines, the agency may require First Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard.  Federal Deposit Insurance Corporation regulations establish deadlines for the submission and review of such safety and soundness compliance plans.  We are not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance by First Savings Bank.

Capital Requirements.  Federally insured savings institutions, such as First Savings Bank, are required to maintain a minimum level of regulatory capital.  Federal Deposit Insurance Corporation regulations recognize two types, or tiers, of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital.  Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is recognized up to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years), and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital for risk-based capital purposes is limited to 50.0% of Tier 1 capital.

Regulations of the Federal Deposit Insurance Corporation also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank's capital, the Federal Deposit Insurance Corporation may also consider other factors that may affect a bank's financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

The table below sets forth First Savings Bank's capital position relative to its Federal Deposit Insurance Corporation capital requirements at December 31, 2009 and 2008.  The definitions of the terms used in the table are those provided in the capital regulations issued by the Federal Deposit Insurance Corporation, and First Savings Bank has not been notified by the Federal Deposit Insurance Corporation of any higher capital requirements specifically applicable to it.

	At December 31,
	2009		2008
		Percent of		Percent of
	Amount	Assets (1)	Amount	Assets
	(Dollars in thousands)

Bank equity capital under GAAP	$164,988		$204,744

Total risk-based capital	$174,480	20.49%	$199,940	24.30%
Total risk-based capital requirement	68,107	8.00	65,831	8.00
Excess	$106,373	12.49%	$134,109	16.30%

Tier 1 (leverage) capital (2)	$163,492	19.20%	$189,572	23.04%
Tier 1 (leverage) capital requirement	34,054	4.00	32,915	4.00
Excess	$129,438	15.20%	$156,657	19.04%

Tier 1 risk adjusted capital	$163,492	12.46%	$189,572	15.61%
Tier 1 risk adjusted capital requirement	52,472	4.00	48,585	4.00
Excess	$111,020	8.46%	$140,987	11.61%
 ___________
(1)
For the Tier 1 (leverage) capital and Washington regulatory capital calculations, percent of total average assets of $1.3 billion.  For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $851.3 million.

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

First Savings Bank's management believes that, under the current regulations, First Savings Bank will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of First Savings Bank, such as a downturn in the economy in areas where it has most of its loans, could adversely affect future earnings and, consequently, the ability of First Savings Bank to meet its capital requirements.

Real Estate Lending Standards.  Federal Deposit Insurance Corporation regulations require First Savings Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards, loan administration procedures and documentation, and approval and reporting requirements.  First Savings Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  First Savings Bank's Board of Directors is required to review and approve First Savings Bank's standards at least annually.  The Federal Deposit Insurance Corporation has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan to value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four family residential properties should not exceed 30% of total capital.  Loans in excess of the supervisory loan to value ratio limitations must be identified in First Savings Bank's records and reported at least quarterly to First Savings Bank's Board of Directors.  First Savings Bank is in compliance with the record and reporting requirements.  As of December 31, 2009, First Savings Bank's aggregate loans in excess of the supervisory loan-to-value ratios were 76.0% of total capital and First Savings Bank's loans on commercial, multifamily or other non-one-to-four family residential properties in excess of  the supervisory loan to value ratios were 18.9% of total capital.  The increase in the loan-to-value ratios was a result of the decrease in real estate values that we have experienced during the year ended December 31, 2009 primarily related to our nonperforming assets.

Activities and Investments of Insured State-Chartered Financial Institutions.  Federal law generally limits the activities and equity investments of Federal Deposit Insurance Corporation-insured, state-chartered banks to those that are permissible for national banks.  An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (4) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

Washington State has enacted a law regarding financial institution parity.  Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks.  In order for a bank to exercise these powers, it must provide 30 days notice to the Director of Financial Institutions and the Director must authorize the requested activity.  In addition, the law provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations.  Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit.  Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") is a federal statute that generally imposes strict liability on, all prior and present "owners and operators" of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term "owner and operator" excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this "secured creditor exemption" has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  To the extent that legal uncertainty exists in this area, all creditors, including First Savings Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank.  As of December 31, 2009, First Savings Bank's deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

Affiliate Transactions.  Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies.  Transactions deemed to be a "covered transaction" under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary's capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with nonaffiliates.

Community Reinvestment Act.  Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency to assess a bank's record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency's assessment of the bank's record is made available to the public.  Further, an assessment is required of any bank which has applied to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution or banks that are involved in certain acquisitions by a savings and loan holding company.  First Savings Bank received a "satisfactory" rating during its most recent examination.

Dividends. The amount of dividends payable by First Savings Bank to First Financial Northwest depends upon First Savings Bank's earnings and capital position, and is limited by federal and state laws.  According to Washington law, First Savings Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the Washington Department of Financial Institutions.  Dividends on First Savings Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Savings Bank, without the approval of the Director of the Washington Department of Financial Institutions.

The amount of dividends actually paid during any one period is strongly affected by First Savings Bank=s policy of maintaining a strong capital position.  Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be "undercapitalized," as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

Based on communications with the OTS, First Financial Northwest anticipates entering into an informal agreement requiring First Financial Northwest and First Savings Bank to provide notice to and obtain written non-objection from the OTS prior to First Financial Northwest or First Savings Bank declaring a dividend or repurchasing any capital stock or making any other capital distributions.

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA")  modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. First Savings Bank is subject to Federal Deposit Insurance Corporation regulations implementing the privacy protection provisions of the GLBA. These regulations require First Savings Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Other Consumer Protection Laws and Regulations.  First Savings Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices, and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services.  Failure to comply with these laws and regulations can subject First Savings Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages, and the loss of certain contractual rights.

The Americans with Disabilities Act requires employers with 15 or more employees and all businesses operating "commercial facilities" or "public accommodations" to accommodate disabled employees and customers.  The Americans with Disabilities Act has two major objectives: (i) to prevent discrimination against disabled job applicants, job candidates and employees, and (ii) to provide disabled persons with ready access to commercial facilities and public accommodations.  Commercial facilities, such as First Savings Bank, must ensure that all new facilities are accessible to disabled persons, and in some instances may be required to adapt existing facilities to make them accessible.

Regulation and Supervision of First Financial Northwest

General.  First Financial Northwest is subject to regulation as a savings and loan holding company under the Home Owners' Loan Act, as amended, instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because First Savings Bank made an election under Section 10(l) of the Home Owners' Loan Act, in connection with the mutual to stock conversion,  to be treated as a "savings association" for purposes of Section 10 of the Home Owners' Loan Act.  As a result, First Financial Northwest registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies.  First Financial Northwest is also required to file certain reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission.  As a subsidiary of a savings and loan holding company, First Savings Bank is subject to certain restrictions in its dealings with First Financial Northwest and affiliates thereof.

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

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire "control" of a savings and loan holding company or savings association.  An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquiror and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Qualified Thrift Lender Test.  Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the Qualified Thrift Lender test by either meeting the Qualified Thrift Lender test set forth in the Home Owners' Loan Act and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986.  A savings bank subsidiary of a savings and loan holding company that does not comply with the Qualified Thrift Lender test must comply with the following restrictions on its operations:

●	the institution may not engage in any new activity or make any new investment, directly or indirectly, unless the activity or investment is permissible for a national bank;

●	the branching powers of the institution are restricted to those of a national bank; and

●	payment of dividends by the institution are subject to the rules regarding payment of dividends by a national bank.

Upon the expiration of three years from the date the institution ceases to meet the Qualified Thrift Lender test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).

As of December 31, 2009, First Savings Bank maintained 78.4% of its portfolio assets in qualified thrift investments and, therefore, met the Qualified Thrift Lender test.

Limitations on Transactions with Affiliates.  Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution.  In a  holding company context, the holding company and any companies which are controlled by such holding companies are affiliates of the savings institution.  Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of the institution=s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to "covered transactions" as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a nonaffiliate.  The term "covered transaction" includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners' Loan Act prohibits a savings institution from (1) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies or (2) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders.  Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a savings institution, and certain affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution, and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2009, First Savings Bank was in compliance with these restrictions.

Restrictions on Acquisitions.  Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the Office of Thrift Supervision, (1) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (2) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary.  Except with the prior approval of the Director of the Office of Thrift Supervision, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

Taxation

Federal Taxation

General.  First Financial Northwest and First Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Savings Bank.  The tax years still open for review by the Internal Revenue Service are 2006 through 2008.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the pre- ceding five taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.

Charitable Contribution Carryovers.  We may carryforward charitable contributions to the succeeding five taxable years.  The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws.  At December 31, 2009, First Financial Northwest had a charitable contribution carryforward for federal income tax purposes of $13.7 million.  This carryforward was generated from our creation of the First Financial Northwest Foundation to which we contributed a block of stock in connection with the mutual to stock conversion, having a market value of $16.9 million.  During the year ended December 31, 2009, we recorded an additional valuation allowance of $1.4 million which relates to our charitable contribution carryforward.  At December 31, 2009, this valuation allowance totaled $2.0 million.  This amount represents the tax effect of the estimated amount of the First Financial Northwest=s charitable contribution carryforward that management believes will not be utilized in the next three years.  Management fully expects to utilize the benefit of the remaining carryforward amount over the next three years.

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

Washington State Taxation

First Financial Northwest and its subsidiaries are subject to a business and occupation tax imposed under Washington state law at the rate of 1.50% of gross receipts. In addition, various municipalities also assess business and occupation taxes at differing rates.  Interest received on loans secured by first lien mortgages or deeds of trust on residential properties, rental income from properties, and certain investment securities are exempt from this tax.

An audit by the Washington State Department of Revenue was completed for the years 2005 through 2008.  The findings resulted in an immaterial amount paid to the State of Washington.

Executive Officers of First Financial Northwest

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

Victor Karpiak, age 55, is Chairman of the Board, President and Chief Executive Officer of First Financial Northwest and First Savings Bank.  Prior to his appointment as President of First Savings Bank in 1999, he served as Executive Vice President and Chief Financial Officer.  Mr. Karpiak has served as President and Chief Financial Officer of First Financial Holdings, MHC and First Financial of Renton, predecessors of First Financial Northwest, since they were established in 2002.  In January 2005, he was appointed Chairman of the Board and Chief Executive Officer of First Financial Holdings, MHC, First Financial of Renton and First Savings Bank.  He has been with First Savings Bank for 32 years.

Kari A. Stenslie, age 45, is Vice President and Chief Financial Officer of First Financial Northwest and First Savings Bank.  Prior to joining First Financial Northwest on February 19, 2008, she was employed by First Mutual Bancshares, Inc. Bellevue, Washington and its subsidiary, First Mutual Bank, from 1988 to 2008 in accounting related positions. From 1999 until its acquisition in February 2008 she was First Mutual's Senior Vice President and Controller. Ms. Stenslie is a certified public accountant with 20 years of financial institution experience.  She received her Bachelor of Arts in Business from Seattle University. Ms. Stenslie's professional affiliations include the American Institute of Certified Public Accountants, Washington State Society of Certified Public Accountants and the Institute of Management Accountants.

David G. Kroeger, age 64, is Executive Vice President and Chief Lending Production Officer of First Savings Bank.  Prior to that, Mr. Kroeger had served as Executive Vice President of Executive House since February 2006.  Before that, Mr. Kroeger was Director of the Division of Banks of the Washington State Department of Financial Institutions from 1999 until 2006.  Prior to 1999, Mr. Kroeger held a number of senior positions at the Federal Deposit Insurance Corporation.  Mr. Kroeger also serves on the board of directors of the Bank of Fairfield, Fairfield, Washington.

M. Scott Gaspard, age 56, is Senior Vice President, Strategic Development of First Financial Northwest and First Savings Bank.  Prior to joining First Financial Northwest on January 1, 2009, he was Senior Vice President, Manager Government and Industry Relations at Washington Mutual, Inc. from 2003 until December 31, 2008. Before that,  Mr. Gaspard served as an officer of the Washington Financial League from 1979 to 2003, becoming President in 1981.  Mr. Gaspard received his Bachelor of Science, Business Administration from the University of Puget Sound.

Roger Elmore, age 43, is Vice President of First Financial Northwest and Senior Vice President and Chief Operating Officer of First Savings Bank as of January 1, 2008.  Prior to his promotion Mr. Elmore served as Vice President and Senior Operations Officer of First Savings Bank, a position he had held since 2004.  Before that Mr. Elmore was Vice President Risk Operations Division Manager at Washington Mutual Bank from 2001 though 2004.  Prior to 2001, Mr. Elmore held numerous management positions at Washington Mutual Bank.

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

A further deterioration in economic conditions in the market area we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

●	loan delinquencies, problem assets and foreclosures may increase;
●	demand for our products and services may decline;

●	collateral for loans made may decline further in value, in turn reducing customers= borrowing power, reducing the value of assets and collateral associated with existing loans; and
●	the amount of our low-cost or non-interest bearing deposits may decrease.

Our construction/land development loans are based upon estimates of costs and the value of the completed project.

We make construction/land development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2009, construction/land development loans totaled $164.0 million, or 14.7% of our total loan portfolio.  Land loans, which are loans made with land as security, totaled $63.5 million, or 5.7%, of our total loan portfolio at December 31, 2009. Land loans include raw land and land acquisition and development loans. In additon, at December 31, 2009 we had $15.7 million of one-to-four family construction loans and $49.2 million of commercial and multifamily construction loans structured to be converted to permanent loans at the end of the construction phase.

Construction/land development lending generally involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A further downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Many of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. These loans are also generally more difficult to monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At December 31, 2009, $100.5 million of our construction/land development loans were for speculative construction loans. Approximately $80.6 million, or 49.1%, of our construction/land development loans were nonperforming at December 31, 2009.

Our emphasis on commercial real estate lending may expose us to increased lending risks.

Our current business strategy is focused on the expansion of commercial real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In our primary market areas of King, Pierce, Snohomish and Kitsap counties, Washington, the housing market has slowed, with weaker demand for housing, higher inventory levels and longer marketing times. A further downturn in housing, or in the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

At December 31, 2009, we had $435.5 million of commercial and multifamily real estate loans, representing 39.1% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

At December 31, 2009, $230.8 million, or 46.5% of our one-to-four family residential mortgage loan portfolio and 20.7% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties.  Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant's continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner's ability to repay the loan without the benefit of a rental income stream.  In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.  Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.  At December 31, 2009, we had 56 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $176.5 million.  Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.  At December 31, 2009, nonperforming non-owner occupied residential loans amounted to $28.0 million.  Prior to foreclosure, loans that were classified as non-owner occupied residential properties and are now classified as held as other real estate owned, amounted to $4.8 million at December 31, 2009.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2009, $496.7 million, or 44.5% of our total loan portfolio, was secured by first liens on one-to-four family residential loans. In addition, at December 31, 2009, our home equity lines of credit totaled $14.1 million.  These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity, and damage our financial condition and business operations.

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

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The Federal Deposit Insurance Corporation, the Federal Reserve and the Office of Thrift Supervision have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2009 we recorded a provision for loan losses of $51.3 million, compared to $9.4 million for the year ended December 31, 2008. We also recorded net loan charge-offs of $35.2 million for the  year ended December 31, 2009, compared to $432,000 for the year ended December 31, 2008. We are experiencing increasing loan delinquencies and credit losses. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction/land development loans, which represent 54.2% of our nonperforming assets at December 31, 2009. In addition, slowing housing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies. At December 31, 2009 our total nonperforming assets had increased to $132.5 million compared to $58.6 million at December 31, 2008. Further, construction/land development and commercial real estate loans have a higher risk of loss than residential mortgage loans.

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

We may have continuing losses.

We reported net income of $4.7 million and a net loss of $4.0 million for the years ended December 31, 2008 and 2007, respectively, as compared to a net loss of $40.7 million for the year ended December 31, 2009. This loss primarily resulted from our high level of nonperforming assets and the resultant increased provision for loan losses. We may continue to suffer further losses.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

●	the cash flow of the borrower and/or the project being financed;
●	changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
●	the duration of the loan;
●	the credit history of a particular borrower; and
●	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

●	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management's expectations of future events;
●	and our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral.

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

Our allowance for loan losses was 3.07% of loans net of undisbursed funds and 27.37% of nonperforming loans net of undisbursed funds at December 31, 2009. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as OREO, and at certain other times during the assets' holding period.  Our net book value ("NBV") in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's NBV over its fair value.  If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our OREO and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by such regulators, may have a material adverse effect on our financial condition and results of operations.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact shareholders' equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable or variable rate loans.Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Our investment in Federal Home Loan Bank stock may become impaired.

At December 31, 2009, we owned $7.4 million of stock of the Federal Home Loan Bank of Seattle. As a condition of membership at the Federal Home Loan Bank of Seattle, we are required to purchase and hold a certain amount of Federal Home Loan Bank stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the Federal Home Loan Bank and is calculated in accordance with the Capital Plan of the Federal Home Loan Bank. Our Federal Home Loan Bank stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per Generally Accepted Accounting Principles. The Federal Home Loan Bank recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the Federal Home Loan Bank has not paid a dividend since the fourth quarter of 2008. The Federal Home Loan Bank has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the Federal Home Loan Bank's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in Federal Home Loan Bank stock. However, continued deterioration in the Federal Home Loan Bank's financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the Federal Home Loan Bank as it relates to, among other things, the recoverability of our investment.

Increases in deposit insurance premiums and special Federal Deposit Insurance Corporation assessments will hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (seven cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to five basis points on each institution's assets minus Tier 1 capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution's assessment base. Our Federal Deposit Insurance Corporation deposit insurance expense for the year ended December 31, 2009 was $2.3 million, including the special assessment of $554,000 recorded in June 2009 and paid on September 30, 2009.

In addition, the Federal Deposit Insurance Corporation may impose additional emergency special assessments, of up to five basis points per quarter on each institution's assets minus Tier 1 capital if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures. In September 2009, the Federal Deposit Insurance Corporation issued a rule that requires financial institutions to prepay its estimated quarterly risk-based assessment for all of 2010, 2011 and 2012. This assessment would not immediately impact our earnings as the payment would be expensed over time.

Continued weak or worsening credit availability could limit our ability to replace deposits and fund loan demand, which could adversely affect our earnings and capital levels.

Continued weak or worsening credit availability and the inability to obtain adequate funding to replace deposits and fund continued loan growth may negatively affect asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, maturity of investment securities and loan payments, we rely from time to time on advances from the Federal Home Loan Bank of Seattle, borrowings from the Federal Reserve Bank and other funding sources to fund loans. If the economy does not improve or continues to deteriorate, these additional funding sources could be negatively affected, which could limit the funds available to us. Our liquidity position could be significantly constrained if we are unable to access funds from the Federal Home Loan Bank of Seattle, the Federal Reserve Bank or other  funding sources.

Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. In addition, recent changes in the collateralization requirements and other provisions of the Washington public funds deposit programs have changed the economic benefit associated with accepting public funds deposits, which may affect our need to utilize alternative sources of liquidity.  At December 31, 2009 we had $88.5 million in public funds.

Our single branch location limits our ability to attract retail deposits and as a result a large portion of our deposits are certificates of deposit, including "Jumbo" certificates which may not be as stable as other types of deposits.

Our single branch location limits our ability to compete with larger institutions for noninterest bearing deposits as these institutions have a larger branch network providing greater convenience to customers. As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2009, $713.7 million, or 76.0%, of our total deposits were certificates of deposit, and of that amount $514.9 million, or 54.8%, of the certificates of deposit were "jumbo" certificates of $100,000 or more (of which $87.8 million or 9.4% of our total deposits were public funds). In addition deposit inflows are significantly influenced by general interest rates. Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts. In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

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

We are subject to various regulatory requirements and may be subject to future additional regulatory restrictions and enforcement actions.

Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, the Washington State Department of Financial Institutions and the FDIC as insurer of First Savings Bank's deposits, have authority to compel or restrict certain actions if First Savings Banks' capital should fall below adequate capital standards as a result of operating losses, or if its regulators otherwise determine that it has insufficient capital or is otherwise operating in an unsafe and unsound manner. In addition, the Office of Thrift Supervision, as the regulator of First Financial Northwest, may also compel or restrict certain of its actions. Among other matters, the corrective actions may include, but are not limited to, requiring First Financial Northwest or First Savings Bank to enter into informal or formal enforcement orders, including memoranda of understanding, written agreements, supervisory letters, commitment letters, and consent or cease and desist orders to take corrective action and refrain from unsafe and unsound practices; removing officers and directors and assessing civil monetary penalties; terminating the Bank's FDIC insurance; and taking possession of and closing and liquidating First Savings Bank.

In light of the current challenging operating environment, along with our elevated level of nonperforming assets, delinquencies, and adversely classified assets and our recent operating results we are subject to increased regulatory scrutiny as well as increased FDIC insurance premiums as a result of the potential risk of loss in our loan portfolio.  First Financial Northwest and First Savings Bank may become subject to one of the corrective actions described above, which may include a memorandum of understanding or a consent or cease and desist order.  Such a corrective action could require us to limit our lending activities and reduce our levels of construction and land development loans and classified or nonperforming assets within specified timeframes which might not necessarily result in maximizing the price which might otherwise be received for the underlying properties.  If such restrictions were also imposed upon other institutions which operate in First Savings Bank's market area, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties.  In addition, a corrective action could require us to increase our allowance for loan losses, dispose of certain assets and liabilities within a prescribed period of time, increase our capital or enter into a strategic transaction, whether by merger or otherwise, with a third party.

In addition, the FDIC has the power to deem First Savings Bank to be only adequately capitalized even though its capital ratios meet the well capitalized standard. In such event, First Savings Bank would be prohibited from using brokered deposits, even though they have not been a source of funds for us in recent years, and rates on deposits would be limited to market rates determined by the FDIC, potentially adversely affecting our liquidity.  The terms of any such corrective action could have a material negative effect on our business, our financial condition and the value of our common stock.

First Savings Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer.  First Savings Bank also may not pay pursuant to or enter into certain severance and other forms of compensation agreements without regulatory approval.

Based on communications with the OTS, First Financial Northwest anticipates entering into an informal agreement requiring First Financial Northwest and First Savings Bank to provide notice to and obtain written non-objection from the OTS prior to First Financial Northwest or First Savings Bank declaring a dividend or repurchasing any capital stock or making any other capital distributions.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations, including changes that may restrict our ability to foreclose on single-family home loans and offer overdraft protection.

We are subject to extensive examination, supervision and comprehensive regulation by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation and the Washington State Department of Financial Institutions. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds, and the banking system as a whole, and not holders of our common stock. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress, the State legislature and federal and state regulatory agencies continually review banking laws, regulations, and policies for possible changes. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower's payments. Property owners would be allowed to keep their property while working out their debts. Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either Congress or the State of Washington in the future. These laws may further restrict our collection efforts on our one-to-four family loans. Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees which could result in additional operational costs and a reduction in our noninterest income.

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. In this regard, banking regulators are considering additional regulations governing compensation which may adversely affect our ability to attract and retain employees. On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President's plan contains several elements that would have a direct effect on First Financial Northwest and First Savings Bank Northwest. Under the reform plan, the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company. Draft legislation would require First Financial Northwest to register as a bank holding company. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The reform plan also proposes the creation of a new federal agency, the Consumer Financial Protection Agency that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the legislation needed to implement the President's reform plan continues to be debated in Congress, and because the final legislation may differ significantly from the legislation proposed by the Administration, we cannot determine the specific impact of regulatory reform at this time.

State Taxes May Increase

Washington State currently has a fiscal deficit of nearly $3 billion and as a result, state taxes may increase.  The State Legislature is considering a variety of tax measures to balance the State budget which, if passed into law, may increase our State tax expense.

We will incur additional expenses managing real estate acquired through foreclosure.

We have foreclosed and continue to foreclose on loans in our portfolio.  These foreclosures may result in charge-offs and other expenses for items such as:  property management and legal which will have a negative affect on future earnings.

Our real estate lending also exposes us to the risk of environmental liabilities.

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

Our assets as of December 31, 2009 include a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. At December 31, 2009, the net deferred tax asset was  $12.1 million compared to $9.3 million at December 31, 2008. The increase in the net deferred tax asset resulted mainly from loan loss provisions and other than temporary impairment losses on securities for financial reporting purposes, neither of which are currently deductible for federal income tax reporting purposes. The deferred tax asset balance at December 31, 2009 attributable to our loan loss reserves and other than temporary impairment losses was $11.5 million and $627,000, respectively.

We regularly review our net deferred tax assets for recoverability based on history of earnings, expectations for future earnings and expected timing of reversals of temporary differences. Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carryback years, as well as future taxable income. We believe the recorded net deferred tax asset at December 31, 2009, including the capital loss carryforward, is fully realizable; however, if we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust this net deferred tax asset, which would negatively impact our earnings or increase our net loss.

Item 1B.  Unresolved Staff Comments

Not applicable.  First Financial Northwest has not received any written comments from the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended that are unresolved.

Item 2.  Properties

At December 31, 2009, we had one full service office, which we own in Renton, Washington.  This site is the corporate office for First Financial Northwest and First Savings Bank and is located at 201 Wells Avenue South.  This location is also the site for the operations of First Financial Northwest's subsidiary, First Financial Diversified, at the address of 208 Williams Avenue South.  The lending division operations of First Savings Bank are located at 207 Wells Avenue South.  During 2009, we began construction of the building to house our lending staff. We anticipate this facility to be functional and fully operational by the end of the first quarter of 2010.  The cost of the project was estimated to be $8.5 million and is on budget. The net book value of our investment in premises, equipment, and leaseholds, excluding computer equipment and construction in process, was $11.1 million at December 31, 2009.

Item 3.  Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  As of December 31, 2009, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. [Reserved]

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC's Global Select Market, under the symbol "FFNW."  As of December 31, 2009, there were 18.8 million shares of common stock issued and outstanding and we had approximately 980 shareholders of record, excluding persons or entities who hold stock in nominee or "street name" accounts with brokers.

Dividends

Under federal regulations, the dollar amount of dividends First Savings Bank may pay to First Financial Northwest, Inc. depends upon its capital position and recent net income.  Generally, if First Savings Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the state law and Federal Deposit Insurance Corporation regulations.  First Savings Bank may not declare or pay a dividend on, or repurchase any of, its common stock if it would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion.  First Savings Bank is 100% owned by First Financial Northwest, Inc. Under Washington law, First Financial Northwest is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if First Financial Northwest's total liabilities would exceed its total assets.

See "Item 1. Business - How We Are Regulated - Regulation and Supervision of First Financial Northwest - Dividends" and Note 12 of Notes to the Consolidated Financial Statements contained in Item 8.

The following table sets forth the high and low of, and dividends declared on, First Financial Northwest=s common stock during each of the quarters in the years ended December 31, 2009 and 2008.  The following information was provided by The Nasdaq Stock Market LLC.

	High	Low	Dividends
Fiscal 2009
First Quarter	$9.48	$6.84	$0.085
Second Quarter	9.00	7.70	0.085
Third Quarter	8.55	5.83	0.085
Fourth Quarter	7.06	5.69	0.085

Fiscal 2008
First Quarter	$10.00	$8.78	$--
Second Quarter	10.60	9.22	0.075
Third Quarter	11.02	9.00	0.080
Fourth Quarter	10.40	7.06	0.085

Stock Repurchases

First Financial Northwest has had various buy-back programs since June 2008.  On November 5, 2008, First Financial Northwest announced a plan to repurchase and retire 2,285,280 shares, or approximately 10% of its outstanding common stock.  The balance of the remaining shares under the plan was completed on February 9, 2009. The plan was amended on February 18, 2009 to authorize the repurchase of an additional 2,056,752 shares or approximately 10% of our outstanding common stock. As of December 31, 2009, we had repurchased 1,744,452 shares of our common stock under this amended plan.

Based on communications with the OTS, First Financial Northwest anticipates entering into an informal agreement requiring First Financial Northwest and First Savings Bank to provide notice to and obtain written non-objection from the OTS prior to First Financial Northwest or First Savings Bank declaring a dividend or repurchasing any capital stock or making any other capital distributions.

The following table sets forth First Financial Northwest's repurchases of its outstanding common stock for the year ended December 31, 2009.

			Total Number	Maximum
			of Shares	Number
	Total		Purchased as	of Shares
	Number of	Average	Part of Publicly	To Be
	Shares	Price Paid	Announced	Purchased
Period	Purchased	per Share	Plans	Under the Plan

October 1, 2009 - October 31, 2009	459,052	$6.30	459,052	1,068,500

November 1, 2009 - November 30, 2009 .	544,300	6.45	544,300	524,200

December 1, 2009 - December 31, 2009	211,900	7.04	211,900	312,300

Total shares repurchased for the quarter ended
December 31, 2009	1,215,252	$6.50	1,215,252	312,300

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on First Financial Northwest=s Common Stock with the cumulative total return on the Russell 2000 Index, the Nasdaq Bank Index, and the SNL Thrift Index, a peer group index.  The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in First Financial Northwest=s common stock and each index was $100 on October 10, 2007, (the first trading day following the completion of First Financial Northwest's public offering), and is the base amount used in the graph.  The closing price of First Financial Northwest's common stock on December 31, 2009 was $6.55.

Total Return Performance
First Financial Northwest, Inc.
NASDAQ Bank
Russell 2000
SNL Thrift
Index Value
120
100
80
60
40
20
10/10/07
12/31/07
6/30/08
12/31/08
6/30/09
12/31/09

	Period Ended
Index	10/10/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09
First Financial Northwest, Inc.	100.00	83.89	85.31	81.63	69.76	59.89
NASDAQ Bank Index	100.00	85.52	65.86	65.06	49.62	53.02
Russell 2000	100.00	90.92	82.40	60.20	61.79	76.56
SNL Thrift Index	100.00	69.46	54.79	44.21	37.13	41.23

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

	At December 31,
	2009	2008	2007(3)	2006	2005(4)
FINANCIAL CONDITION DATA:	(In thousands, except share data)

Total assets	$1,315,334	$1,244,440	$1,140,888	$1,004,711	$879,650
Investments available for sale	97,383	149,323	119,837	149,051	184,279
Investments held to maturity	--	--	80,410	86,786	86,663
Loans receivable, net (1)	1,039,300	1,035,181	880,664	700,328	540,695
Goodwill	--	14,206	14,206	14,206	13,754
Deposits	939,423	791,483	729,494	750,710	689,502
Advances from the Federal Home Loan Bank	139,900	156,150	96,000	147,000	90,000
Stockholders' equity	228,517	290,108	309,286	104,042	96,353
Book value per common share (2)	12.14	13.62	13.53	N/A	N/A

	Years Ended December 31,
OPERATING DATA:	2009	2008	2007	2006	2005
	(In thousands, except share data)

Interest income	$65,033	$68,601	$66,569	$55,260	$40,285
Interest expense	33,913	35,978	42,848	37,248	23,668

Net interest income	31,120	32,623	23,721	18,012	16,617
Provision for loan losses	51,300	9,443	6,000	320	137

Net interest income (loss) after
provision for loan losses	(20,180)	23,180	17,721	17,692	16,480

Noninterest income (loss)	2,032	200	589	(92)	354
Noninterest expense	35,067	14,687	25,969	8,384	4,739

Income (loss) before provision/(benefit) for federal income taxes	(53,215)	8,693	(7,659)	9,216	12,095
Provision for federal income tax expense (benefit)	(12,507)	4,033	(3,675)	2,128	3,021

Net income (loss)	$(40,708)	$4,660	$(3,984)	$7,088	$9,074

Basic earnings (loss) per share (2)	$(2.18)	$0.22	$(0.51)	N/A	N/A

Diluted earnings (loss) per share (2)	$(2.18)	$0.22	$(0.51)	N/A	N/A
___________________

(1)	Net of allowances for loan losses, loans in process and deferred loan fees.
(2)	First Financial Northwest completed the offering in connection with the mutual to stock conversion on October 9, 2007.
(3)	Loss per share is calculated for the period from October 9, 2007 to December 31, 2007, the period for which First Financial Northwest was publicly-owned.
(4)
Our acquisition of Executive House was consummated on December 30, 2005 and the assets and liabilities of Executive House are included on our consolidated balance sheet at December 31, 2005. Results of operations of Executive House are not included in our consolidated financial statements for prior periods.

	At December 31,
OTHER DATA:	2009	2008	2007	2006	2005

Number of:
Loans outstanding	3,284	3,362	3,015	2,558	2,209
Deposit accounts	15,546	15,719	15,548	15,836	14,522
Full-service offices	1	1	1	1	1

	At or For the
	Years Ended December 31,
KEY FINANCIAL RATIOS:	2009	2008	2007	2006	2005

Performance Ratios:
Return (loss) on assets (1)(3)	(3.14)	0.39%	(0.37)%	0.75%	1.14%
Return (loss) on equity (2)(3)	(15.18)	1.50	(2.59)	6.86	9.55
Equity to asset ratio (4)	20.72	25.70	14.37	10.89	11.94
Interest rate spread (5)(14)	1.86	1.84	1.75	1.76	1.87
Net interest margin (6)(14)	2.49	2.81	2.30	2.01	2.18
Average interest-earning assets to
average interest-bearing liabilities	123.31	131.20	113.48	106.05	109.94
Efficiency ratio (7)(8)(9)	105.78	44.75	106.82	46.79	27.92
Noninterest expense as a
percent of average total assets (8)	2.71	1.22	2.42	0.88	0.60
Dividend payout ratio (10)	(15.60)	109.09	N/A	N/A	N/A
Book value per common share (11)	$12.14	$13.62	$13.53	N/A	N/A

Capital Ratios (12):
Tier I leverage	12.46%	15.61%	16.62%	8.61%	9.70%
Tier I risk-based	19.20	23.04	24.84	14.23	15.70
Total risk-based	20.49	24.30	25.91	14.56	16.03

Asset Quality Ratios (13):
Nonaccrual and 90 days or more past due loans
as a percent of total loans	11.23	5.56	2.81	0.02	0.05
Nonperforming assets as a percent of total assets	10.08	4.71	2.19	0.02	0.03
Allowance for loan losses as a percent
of total loans	3.07	1.61	0.89	0.28	0.30
Allowance for loan losses as a percent
of nonperforming loans	27.37	28.96	31.83	1279.87	550.33

Net charge-offs to average
loans receivable, net	3.38	0.04	--	--	0.01
_______________________
(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)
Noninterest expense in 2007 included a one-time expense for the establishment of the First Financial Northwest Foundation of $16.9 million.  Without this one-time expense, the return on assets for the year ended December 31, 2007 would have been 1.21% and return on equity for the same period would have been 8.41%.

(4)	Average equity divided by average total assets.
(5)	Difference between weighted-average yield on interest-earning assets and weighted-average cost of interest-bearing liabilities.
(6)	Net interest income divided by average interest-earning assets.
(7)	Noninterest expense divided by net interest income plus noninterest income.
(8)
Noninterest expense in 2007 included a one-time expense for the establishment of the First Financial Northwest Foundation of $16.9 million.  Without this one-time expense, the efficiency ratio for the year ended December 31, 2007 would have been 37.19% and noninterest expense as a percent of average total assets for this same period would have been 0.84%.

(Footnotes continue on following page)

(9)
Noninterest expense in 2009 included a one time impairment charge of $14.2 million related to the goodwill generated from the Executive House acquisition in 2005.  Without this one-time expense the efficiency ratio for the year ended December 31, 2009 would have been 62.93% and noninterest expense as a percent of average total assets for the same period would have been 1.61%.

(10)	Dividends declared per share divided by net income per share.
(11)	Outstanding shares divided by stockholders' equity.
(12)	Capital ratios are for First Savings Bank Northwest only.
(13)	Nonaccrual and nonperforming loans/assets and total loans are calculated net of undisbursed funds.
(14)	Included in average interest-earning net loans was approximately $110.0 million of average nonperforming loans.

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

Overview

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Kitsap and Snohomish counties, Washington through our full-service banking office located in Renton, Washington.  We are in the business of attracting deposits from the public through our office and utilizing those deposits to originate loans. Our current business strategy includes an emphasis on one-to-four family residential mortgage, multifamily and commercial real estate lending. Until recently, we had also included construction/land development lending in our business strategy. We have deemphasized this type of lending over the past two years as a result of market conditions although these types of loans represented approximately 14.7% of our loan portfolio at December 31, 2009. First Savings Bank=s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family, multifamily, construction/land development, commercial real estate, business and consumer loans.

Continuing adverse conditions in the national and local economics have resulted in a challenging operating environment for financial institutions, particularly in the Pacific Northwest.  During 2009, the national residential lending market has experienced worsening conditions as loan delinquencies and foreclosure rates have risen to unprecedented volumes. The national delinquency rate for one-to-four family residential loans 30 days or more delinquent was 9.6% and the percentage of loans on which foreclosure actions were started based on annualized third quarter of 2009 data was 4.5%, according to the National Delinquency Survey published by the Mortgage Bankers Association.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our  loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.  Since First Savings Bank is liability-sensitive, meaning its liabilities reprice at a faster rate than its interest-earning assets, the lower interest rate environment that we are currently experiencing has contributed to an improvement in our net interest rate spread.

During 2009 our provision for loan losses totaled $51.3 million, an increase of 41.9 million from $9.4 million at December 31, 2008.  The increase in the provision was attributable to the increase in nonperforming loans, the continued depressed real estate values, the uncertain economic environment in our market area, the anticipated increase in FDIC liquidations in the Pacific Northwest and the effect it will have on our market area, the level of charge-offs during 2009 and the increase in the number of requests for loan modifications.  We will continue to monitor our loan portfolio and make adjustments to our allowance for loan losses as we deem necessary.

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

Our noninterest expenses increased $20.4 million during the year ended December 31, 2009 as compared to 2008.  The increase was primarily attributable to the goodwill impairment charge of $14.2 million recorded in the second quarter of 2009.  During the second quarter of 2009, we conducted a review of the carrying value of our goodwill resulting from the acquisition of Executive House, a mortgage-banking business, which we acquired in December 2005.  This review concluded that it was appropriate to record an impairment loss for this entire asset as a result of the continued decline in the economic environment.

Business Strategy

We are a community-oriented savings bank whose focus for the past several years has been primarily to gather deposits to fund a diversified mix of residential mortgage loans, commercial and multifamily real estate loans and construction/land development loans.

Our business strategy is to operate and grow First Savings Bank as a well-capitalized and profitable community bank, offering primarily one-to-four family mortgage loans, commercial and multifamily real estate loans and to a lesser extent construction/land development loans along with a diversified array of deposits and other products and services to individuals and businesses in our market areas.  We intend to accomplish this strategy by leveraging our established name and franchise, capital strength and mortgage production capability by:

●	Capitalizing on our intimate knowledge of our local communities to serve the convenience and needs of customers, delivering a consistent and high-quality level of professional service;

●
Offering competitive deposit rates and developing customer relationships to expand our core deposits, diversifying the deposit mix by growing lower cost deposits, attracting new customers and expanding First Financial Northwest's footprint in the geographical area it serves;

●	Managing our loan portfolio to minimize concentrations and diversify the types of loans within the portfolio;

●	Managing credit risk to minimize the risk of loss to First Savings Bank, and interest rate risk to optimize our net interest margin; and

●	Improving our overall efficiency and profitability.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.  The following are our critical accounting policies.

Allowance for Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances.  The formula allowance is determined by applying factors to our various groups of loans.  Management considers factors such as charge-off history, the prevailing economy, borrower's ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management's experience level, our loan review and grading system, the value of underlying collateral, the level of problem loans, business conditions and credit concentrations in assessing the allowance for loan losses.  The specific allowance component is created when management believes that the collectibility of a specific loan, such as a construction/land development, multifamily, business or commercial real estate loan, has been impaired and a loss is probable.  The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete, if any and costs to sell the property.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

Our Board of Directors approves the provision for loan losses on a quarterly basis.  The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.  For additional information see the section titled "Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations," within the section titled "Item 1A.  Risk Factors" in this Form 10-K.

Valuation of OREO and Foreclosed Assets.  Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs to sell.  Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale.  Accordingly, the valuation of OREO is subject to significant external and internal judgment.  Any differences between management's assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into OREO are charged to the allowance for loan losses.  Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell.  Any further decreases in the value of OREO are considered valuation adjustments and trigger a corresponding charge to noninterest expense in the Consolidated Statements of Operations.  Expenses from the maintenance and operations of OREO are included in noninterest expense.

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

We record a valuation allowance to reduce our deferred tax assets to the amount which can be recognized in line with the relevant accounting standards.  The level of deferred tax asset recognition is influenced by management's assessment of our historic and future profitability profile.  At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances.  In a situation where income is less than projected or recent losses have been incurred, the relevant accounting standards require convincing evidence that there will be sufficient future tax capacity.  See "Item 8.  Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11 Federal Taxes on Income."

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

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

General.  At December 31, 2009, total assets increased $70.9 million to $1.3 billion from December 31, 2008.  This increase in total assets was primarily the result of increases in cash and interest-bearing deposits, offset by decreases in investments available for sale and the write-off of goodwill.  Total liabilities increased $132.5 million to $1.1 billion at December 31, 2009 from $954.3 million at December 31, 2008 primarily as a result of increases in our deposits.  Stockholders' equity decreased $61.6 million to $228.5 million at December 31, 2009 from $290.1 million at December 31, 2008.  The decrease was primarily the result of a net loss for the year.

Assets.  The following table details the changes in the composition of our assets from December 31, 2008 to December 31, 2009.

	Balance at December 31, 2009	Increase/(Decrease) from December 31, 2008	Percentage Increase/(Decrease)
	(Dollars in Thousands)

Cash on hand and in banks	$8,937	$5,571	165.51%
Interest-bearing deposits	96,033	95,433	15,905.50
Federal funds sold	--	(1,790)	(100.00)
Investments available for sale	97,383	(51,940)	(34.78)
Loans receivable, net	1,039,300	4,119	0.40
Premises and equipment, net	19,585	6,559	50.35
Federal Home Loan Bank
stock, at cost	7,413	--	--
Accrued interest receivable	4,880	(652)	(11.79)
Federal income tax receivable	9,499	9,499	100.00
Deferred tax assets, net	12,139	2,873	31.01
Goodwill	--	(14,206)	(100.00)
Other real estate owned	11,835	11,835	100.00
Prepaid expenses and other assets	8,330	3,593	75.85
Total assets	$1,315,334	$70,894	5.70%

Cash on hand and in banks, interest-bearing deposits, and federal funds sold increased $99.2 million from December 31, 2008, as a result of $71.1 million in proceeds received from sales of investment securities completed during the year ended December 31, 2009.

Loans receivable, net remained relatively stable at December 31, 2009 as compared to December 31, 2008 with a balance of $1.0 billion.  Loan originations for the year ended December 31, 2009 totaled $206.5 million and included: $73.7 million in one-to-four family mortgages; $50.7 million each for commercial real estate and multifamily loans, and $13.2 million in consumer loans.  Included in the one-to-four family residential loan originations were $31.5 million of permanent loans where the builders have financed homes that are or will be rented by third parties.  We also originated $17.7 million in construction related loans to our merchant builders so they could continue to complete their projects and utilize their existing land inventory and $501,000 in business loans.

Our investments available for sale decreased $51.9 million or 34.8% to $97.4 million at December 31, 2009 from $149.3 million at December 31, 2008. During the year ended December 31, 2009, we sold $69.1 million of investments.  Gross proceeds from the sales were $71.1 million with net gains of $2.0 million.  We recorded an other-than-temporary impairment charge during 2009 reducing the investment portfolio by $152,000.  For the year ended December 31, 2009, we purchased $60.1 million of principally Fannie Mae and Freddie Mac mortgage-backed securities to utilize our excess liquidity.

Our nonperforming loans increased to $120.7 million at December 31, 2009 from $58.6 million at December 31, 2008.  As a percentage of our total loan portfolio, net of undisbursed funds, the amount of nonperforming loans was 11.23% and 5.56% at December 31, 2009 and 2008, respectively.  The following table presents a breakdown of our nonperforming assets:

	December 31,		Amount of	Percent of
	2009	2008	Change	Change
	(Dollars in thousands)
One-to-four family residential (1)	$36,874	$10,837	$26,037	240.26%
Commercial real estate	11,535	3,762	7,773	206.62
Construction/land development	71,780	44,043	27,737	62.98
Consumer	514	--	514	100.00
Total nonperforming loans	$120,703	$58,642	$62,061	105.83%

Other real estate owned	11,835	--	11,835	100.00

Total nonperforming assets	$132,538	$58,642	$73,896	126.01%
___________
(1)   The majority of these loans are related to our merchant builders-rental properties.

The undisbursed funds related to our nonperforming loans totaled $9.2 million.  The foregone interest during the year ended December 31, 2009 relating to all nonperforming loans, totaled $7.3 million.  During the latter part of 2009, we shifted our strategy, related to nonperforming loans, from promoting builder-partnering solutions to a Bank-directed solutions approach.  These solutions included foreclosures, short-sales and accepting deeds in lieu of foreclosure.  This approach has resulted in First Savings Bank foreclosing on $11.8 million of real estate during 2009.  We anticipate continued foreclosure activity in 2010 while we work with our nonperforming loan customers to minimize our loss exposure.

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

Deposits.  During the year ended December 31, 2009, deposits increased $147.9 million to $939.4 million at December 31, 2009.  The increase in deposits was the result of customers saving more due to the current economic conditions combined with our practice of competitively pricing our deposit products.  We experienced increases in all deposit categories.  The amount of these deposit increases are as follows: certificates of deposit $68.2 million; savings accounts $2.8 million, money market accounts $73.2 million, NOW accounts $2.9 million and noninterest-bearing accounts $887,000.  We did not have any brokered deposits at December 31, 2009 and 2008.

Advances.  We use advances from the Federal Home Loan Bank of Seattle as an alternative funding source to deposits to manage funding costs, reduce interest rate risk and to leverage our balance sheet.  The net effect was to fund increases in total interest-earning assets, thereby incrementally increasing our net interest income.  Total advances at December 31, 2009 were $139.9 million, a decrease of $16.3 million, or 10.4%, from December 31,

2008. The decrease in advances was related to the excess liquidity generated from investment sales being utilized to repay some of our advances to manage our funding costs.

Stockholders' Equity.  Total stockholders' equity decreased $61.6 million, or 21.2%, to $228.5 million at December 31, 2009 from $290.1 million at December 31, 2008.  The decrease was primarily a result of the net loss of $40.7 million, the repurchase of 2.5 million shares of stock for $17.8 million and the payment of cash dividends to shareholders of $6.4 million during the year ended December 31, 2009.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General.  Our net loss for the year ended December 31, 2009 was $40.7 million, compared to net income of $4.7 million for the prior year.  The $45.4 million decrease in our net income was primarily the result of an  increase in the provision for loan losses and the write-off of goodwill during the year ended December 31, 2009.

Net Interest Income.  Net interest income in 2009 was $31.1 million, a 4.6% decrease from $32.6 million in 2008, as a result of the changes in interest income, interest expense and the provision for loan losses as detailed below.

Interest Income.  Total interest income decreased $3.6 million to $65.0 million for the year ended December 31, 2009 from $68.6 million for the year ended December 31, 2008.  The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the year ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009		2008		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income
	(Dollars in thousands)

Loans receivable, net	$1,042,086	5.60%	$962,152	6.27%	$(1,986)
Investments available for sale	154,691	4.27	158,667	4.68	(827)
Investments held to maturity	--	--	3,760	--	--
Federal funds sold and interest-bearing
deposits	43,702	0.23	30,409	2.66	(708)
Federal Home Loan Bank stock	7,413	--	5,539	0.85	(47)
Total interest-earning assets	$1,247,892	5.21%	$1,160,527	5.91%	$(3,568)

The decline in interest income for 2009 as compared to 2008 was a result of the decrease in yield on interest-earning assets of 70 basis points or an $8.8 million decline in interest income.  The yield on average interest-earning assets declined to 5.21% for the year ended December 31, 2009 from 5.91% for 2008 reflecting both the general decline in interest rates and the increase in our foregone interest as a result of the increase in nonperforming assets during the last year.  The yield on net loans receivable declined to 5.60% for the year ended December 31, 2009 from 6.27% in 2008, a decrease of 67 basis points, or $7.0 million of which $7.3 million was a result of foregone interest.  The yield on investments available for sale decreased 41 basis points from 4.68%, or $639,000 for the same time period.  The yield on federal funds sold and interest-bearing deposits decreased 243 basis points to 0.23% during the year ended December 31, 2009, from 2.66% in 2008, or $1.1 million as a result of the general decline in interest rates.  The decline in interest income for the year was partially offset by an additional $5.1 million in interest income generated by the growth in the average net loan portfolio balance of $79.9 million for the year ended December 31, 2009 as compared to 2008.  The average net loan portfolio balance for the year ended December 31, 2009 was $1.0 billion as compared to $962.2 million for 2008.

Interest Expense.  Total interest expense for the year ended December 31, 2009 was $33.9 million, a decrease of $2.1 million from the prior year.  The following table details average balances, cost of funds and the resulting increase in interest expense for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009		2008		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense
	(Dollars in thousands)

NOW accounts	$11,299	0.68%	$10,353	0.71%	$4
Statement savings accounts	14,029	1.58	11,685	1.75	16
Money market accounts	166,543	1.81	129,486	2.09	312
Certificates of deposit	672,780	3.79	609,152	4.70	(3,158)
Advances from the Federal Home Loan Bank	147,314	3.47	123,886	3.51	761
Total interest-bearing liabilities	$1,011,965	3.35%	$884,562	4.07%	$(2,065)

Total interest expense for the year ended December 31, 2009 decreased $2.1 million or 5.74% to $33.9 million from $36.0 million in 2008.  The decline in interest expense for the year ended December 31, 2009 as compared to 2008 was primarily a result of the general decrease in interest rates which equated to a decrease in interest expense of $6.7 million.  Our overall cost of funds decreased to 3.35% for 2009 from 4.07% in 2008.  The cost of our certificates of deposit, which accounted for the majority of the decline in interest expense, decreased from 4.70% in 2008 to 3.79% in 2009, resulting in a $6.2 million savings.  The costs associated with the increase in the average balance of our interest-bearing liabilities offset the decline in interest expense by $4.7 million for the same time period.  Total average interest-bearing liabilities increased $127.4 million to $1.0 billion in 2009 as compared to $884.6 million in 2008.  The balance of average deposits increased $104.0 million and the average balance of advances from the FHLB increased $23.4 million during 2009 as compared to 2008.  Our interest rate spread for 2009 was 1.86% for the twelve months ended December 31, 2009 as compared to 1.84% in 2008.  Our net interest margin decreased to 2.49% in 2009 as compared to 2.81% in 2008.  Both our interest rate spread and our net interest margin were reduced by foregone interest and approximately $110.0 million of average nonperforming loans which are included in interest-earning assets.

Provision for Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances.  The formula allowance is determined by applying factors to our various groups of loans.  Management considers factors such as charge-off history, the prevailing economy, borrower's ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements' experience level, our loan review system and the value of underlying collateral in assessing the allowance for loan losses.  The specific allowance component is created when management believes that the collectibility of a specific loan, such as a real estate, multifamily or commercial real estate loan, has been impaired and a loss is probable.  The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete, if any, and sell the property.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

The allowance for loan losses was $33.0 million or 3.07% of total loans outstanding, net of undisbursed funds at December 31, 2009 as compared to $17.0 million or 1.61% of total loans outstanding, net of undisbursed funds at December 31, 2008.

A provision for loan losses of $51.3 million was recorded for the year ended December 31, 2009. The comparable provision for loan losses for the year ended December 31, 2008 totaled $9.4 million.  As of December 31, 2009 nonperforming loans, net of undisbursed funds, totaled $120.7 million as compared to $58.6 million at December 31, 2008. Of our nonperforming loans, $71.8 million related to the construction/land development loan portfolio, primarily located in King and Pierce counties, $36.9 million related to the one-to-four family loan portfolio and $11.5 million relate to the commercial real estate loan portfolio.  The construction/land development loans are to homebuilders whose sales have been affected by the challenging economic conditions. The majority of the one-to-four family residential loans are related to our merchant builder rental properties.  The increase in the loss provision during 2009 was the result of the increase in our nonperforming loans, the continued depressed real estate values, the uncertain economic environment in our market area, the anticipated increases in FDIC liquidations in the Pacific Northwest and the effect it will have on our market area, the level of charge-offs during 2009 and the increase in the number of requests for loan modifications.

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

We believe that the allowance for loan losses as of December 31, 2009 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of First Savings Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2009 and 2008.

	At or For the Years Ended
	December 31,
	2009	2008
	(Dollars in thousands)

Provision for loan losses	$51,300	$9,443
Charge-offs	(35,302)	(432)
Recoveries	59	--
Allowance for loan losses	$33,039	$16,982
Allowance for loan losses as a percentage of total loans
outstanding at the end of the year, net of
undisbursed funds	3.07%	1.61%
Allowance for loan losses as a percentage of
nonperforming loans at the end of the year, net of
undisbursed funds	27.37%	28.96%
Total nonaccrual loans and loans 90 days or more past due,
net of undisbursed funds	$120,703	58,642
Nonaccrual loans and loans 90 days or more past due as
a percentage of total loans, net of undisbursed funds	11.23%	5.56%
Total loans receivable, net of undisbursed funds	$1,075,277	$1,055,011
Total loans originated	$206,540	$296,300

Noninterest Income.  Noninterest income increased $1.8 million to $2.0 million  for the year ended December 31, 2009 from the year ended December 31, 2008.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2009	Increase/(Decrease) from December 31, 2008	Percentage Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$92	$8	9.52%
Loan service fees	286	17	6.32
Gain on sale of investments	1,954	348	21.67
Other-than-temporary impairment
on investments	(152)	1,488	90.73
Servicing rights, net	(223)	15	6.30
Other	75	(44)	(36.97)
Total noninterest income	$2,032	$1,832	916.00%

The increase in noninterest income for the year ended December 31, 2009 was primarily related to the $1.5 million other-than-temporary impairment loss on investments recorded in 2008.  The other-than-temporary loss for the same investment recorded in 2009 was $152,000.

Noninterest Expense.  Noninterest expense increased $20.4 million during the year ended December 31, 2009 to $35.1 million, from $14.7 million for the year ended December 31, 2008.  The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2009	Increase/(Decrease) from December 31, 2008	Percentage Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$11,730	$2,522	27.39%
Occupancy and equipment	2,306	1,118	94.11
Professional fees	1,412	(65)	(4.40)
Data processing	634	148	30.45
Marketing	257	14	5.76
OREO and preforeclosure costs	255	255	100.00
Office supplies and postage	207	24	13.11
Regulatory fees and deposit
insurance premiums	2,281	1,759	336.97
Bank and ATM charges	143	(3)	(2.05)
Goodwill impairment	14,206	14,206	100.00
Other	1,636	402	32.58
Total noninterest expense	$35,067	$20,380	138.76%

The increase in noninterest expense was primarily attributable to the goodwill impairment charge of $14.2 million recorded in the second quarter of 2009.  During the second quarter of 2009, we conducted a review of the carrying value of our goodwill resulting from the acquisition of Executive House, a mortgage-banking business, which we acquired in December 2005.  This review concluded that it was appropriate to record an impairment loss for this entire asset.  For additional information see "Item 8.  Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1 Goodwill."  Salaries and employee benefits also increased during the year ended December 31, 2009 by $2.5 million as compared to the same period in 2008.  Expenses associated with awards under our 2008 Equity Incentive Plan that was implemented in the third quarter of 2008 accounted for $1.3 million of the increase.  The remaining increase in salaries and employee benefits related to the rise in staffing expenses.  In addition, regulatory assessments increased by $1.8 million in 2009 as compared to 2008, due to the increase in deposit insurance premiums as well as a special assessment levied by the FDIC during the second quarter of 2009.

Federal Income Tax Expense.  Federal income tax expense decreased $16.5 million resulting in a federal income tax benefit of $12.5 million for the year ended December 31, 2009 as compared to a $4.0 million expense for the comparable period in 2008.  The decrease was mainly attributable to the net loss incurred in 2009.

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

General.  Our total assets increased $103.6 million, or 9.1%, to $1.2 billion at December 31, 2008 from $1.1 billion at December 31, 2007.  The asset growth resulted mainly from an increase in net loans receivable of $154.5 million. In January 2008, we elected to transfer our entire investments held to maturity portfolio to our investments available for sale portfolio.  The investments available for sale portfolio decreased $50.9 million or 25.4% as a result of the proceeds from the sale of $84.4 million of investments, principal repayments of $33.5 million and a $1.6 million charge taken for an other-than-temporary loss related to our AMF mutual fund investment.  Total liabilities increased $122.7 million or 14.8% to $954.3 million at December 31, 2008 from $831.6 million at December 31, 2007 primarily as a result of increases in deposits of $62.0 million and advances from the Federal Home Loan Bank of Seattle of $60.2 million. Stockholders' equity decreased $19.2 million or 6.2%.

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

Stockholders' Equity.  Total stockholders' equity decreased $19.2 million, or 6.2%, to $290.1 million at December 31, 2008 from $309.3 million at December 31, 2007.  The decrease was primarily a result of the repurchase of stock to fund the restricted stock portion of the equity incentive plan of $9.3 million and $13.5 million related to the repurchase and retirement of 1,559,432 shares of common stock.  The payment of cash dividends for the year ended December 31, 2008 totaled $5.1 million which was offset by net income of $4.7 million, the $2.1 million increase in accumulated other comprehensive income (loss), net and the decrease in unearned ESOP shares of $1.2 million.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

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

We believe that the allowance for loan losses as of December 31, 2008 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of First Savings Bank's allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2008 and 2007.

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

Compensation and benefits expenses increased $3.8 million to $9.2 million for the year ended December 31, 2008 as compared to $5.4 million for the same period a year ago.  The majority of the increase in compensation and benefits was attributable to the establishment of First Financial Northwest's equity compensation plans, a general increase in salaries, and the continued improvement in the depth and quality of our staff and our overall infrastructure and the hiring of an additional 22 full time employees.  The equity compensation plans include First Financial Northwest's employee stock ownership plan and the 2008 Equity Incentive Plan.  In July 2008, stock options to purchase approximately 1.4 million shares of our common stock were issued to our directors and employees at a weighted-average price of $9.78 per share.  In addition, under our stock-based incentive plan we awarded approximately 748,000 shares of restricted stock to eligible participants, which will be expensed as the awards vest over five years.  See Note 10 - Benefit Plans included in the Notes to Consolidated Financial Statements contained in Item 8.

Professional fees increased $858,000 for the year ended December 31, 2008 from the previous fiscal year primarily as a result of our incurring expenses related to the additional reporting requirements and internal control compliance required by us as a publicly-owned company.  Since 2008 was the first complete year of being a publicly-owned company, we incurred expenses for the filing of all three quarterly filings on Form 10-Qs along with this filing on Form 10-K.  In addition we incurred professional expense for stockholder related matters such as press releases, a stockholders' meeting, etc.  Also during 2008 we incurred costs to implement and comply with the Sarbanes-Oxley Act regarding internal controls.  A portion of the expenses related to the Sarbanes-Oxley implementation were one-time charges totaling approximately $84,000.  A one-time contribution totaling $16.9 million for the First Financial Northwest Foundation was made as part of our conversion to a stock-owned company in 2007, no such contribution was made in 2008.

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

Average Balances, Interest and Average Yields/Cost

The following table sets forth for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin, and the ratio of average interest-earning assets to average interest-bearing liabilities.  Average balances have been calculated using either the average of the daily, weekly or monthly balances during the period depending on the availability of the applicable balances.  Management believes this method is not materially different from other methods of calculating average balances.  Interest and dividends are not reported on a tax equivalent basis.

	Years Ended December 31,
	2009			2008			2007
	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable, net (1)	$1,042,086	$58,332	5.60%	$962,152	$60,318	6.27%	$794,610	$56,123	7.06%
Investment securities available for sale	154,691	6,599	4.27	158,667	7,426	4.68	132,217	5,950	4.50
Investment securities held to maturity	--	--	--	3,760	--	--	85,661	3,808	4.45
Federal funds sold and interest-bearing
deposits	43,702	102	0.23	30,409	810	2.66	12,451	660	5.30
Federal Home Loan Bank stock	7,413	--	--	5,539	47	0.85	4,671	28	0.60
Total interest- earning assets	1,247,892	65,033	5.21	1,160,527	68,601	5.91	1,029,610	66,569	6.47

Noninterest earning assets	46,810			46,858			41,810

Total average assets	$1,294,702			$1,207,385			$1,071,420

Interest-bearing liabilities:
NOW accounts	$11,299	77	0.68%	$10,353	73	0.71%	$33,780	320	0.95%
Statement savings accounts	14,029	221	1.58	11,685	205	1.75	14,217	249	1.75
Money market account	166,543	3,018	1.81	129,486	2,706	2.09	188,805	7,883	4.18
Certificates of deposit	672,780	25,490	3.79	609,152	28,648	4.70	521,126	26,373	5.06
Total deposits	864,651	28,806	3.33	760,676	31,632	4.16	757,928	34,825	4.59

Advances from the Federal Home
Loan Bank	147,314	5,107	3.47	123,886	4,346	3.51	149,365	8,023	5.37

Total interest-bearing liabilities	1,011,965	33,913	3.35	884,562	35,978	4.07	907,293	42,848	4.72

Noninterest-bearing liabilities	14,502			12,567			10,165

Average equity	268,235			310,256			153,962

Total liabilities and equity	$1,294,702			$1,207,385			$1,071,420

Net interest income		$31,120			$32,623			$23,721
Interest rate spread			1.86%			1.84%			1.75%
Net interest margin			2.49%			2.81%			2.30%
Ratio of average interest-
earning assets to average
interest-bearing liabilities		123.31%			131.20%			113.48%
___________________
(1)      The average loans receivable, net balances include nonaccruing loans.

Yields Earned and Rates Paid

The following table sets forth for the periods and at the dates indicated, the weighted-average yields earned on our assets, the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	At
	December 31,	Years Ended December 31,
	2009	2009	2008	2007
Weighted-average yield on:
Loans receivable, net	5.52%	5.60%	6.27%	7.06%
Investment securities available for sale	4.44	4.27	4.68	4.50
Investment securities held to maturity	--	--	--	4.45
Federal Home Loan Bank stock	--	--	0.85	0.60
Federal funds sold and interest-
bearing deposits	0.25	0.23	2.66	5.30
Total interest-earning assets	5.02	5.21	5.91	6.47

Weighted-average rate paid on:
NOW accounts	0.47	0.68	0.71	0.95
Statement savings accounts	1.25	1.58	1.75	1.75
Money market accounts	1.54	1.81	2.09	4.18
Certificates of deposit	3.26	3.79	4.70	5.06
Total average deposits	2.83	3.33	4.16	4.59
Advances from Federal Home Loan Bank	3.50	3.47	3.51	5.37
Total interest-bearing liabilities	2.92	3.35	4.07	4.72

Interest rate spread	2.10	1.86	1.84	1.75

Net interest margin	N/A	2.49	2.81	2.30

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

	Year Ended December 31, 2009			Year Ended December 31, 2008
	Compared to December 31, 2008			Compared to December 31, 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(7,038)	$5,052	$(1,986)	$(7,543)	$11,738	$4,195
Investment securities available
for sale	(639)	(188)	(827)	286	1,190	1,476
Investment securities held to
maturity	--	--	--	(167)	(3,641)	(3,808)
Federal funds sold and interest-
bearing deposits with banks	(1,061)	353	(708)	(808)	958	150
Federal Home Loan Bank stock	(63)	16	(47)	14	5	19

Total net change in income on
interest-earning assets	(8,801)	5,233	(3,568)	(8,218)	10,250	2,032

Interest-bearing liabilities:
NOW accounts	(4)	8	4	(25)	(222)	(247)
Statement savings accounts	(22)	38	16	--	(44)	(44)
Money market accounts	(472)	784	312	(2,702)	(2,475)	(5,177)
Certificates of deposit	(6,174)	3,016	(3,158)	(2,206)	4,481	2,275
Advances from the Federal Home Loan Bank	(59)	820	761	(2,307)	(1,370)	(3,677)

Total net change in expense on
interest-bearing liabilities	(6,731)	4,666	(2,065)	(7,240)	370	(6,870)

Net change in net interest income	$(2,070)	$567	$(1,503)	$(978)	$9,880	$8,902

Asset and Liability Management and Market Risk

General.  Our Board of Directors has established an asset/liability management policy to guide management in maximizing net interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability.  The policy includes the use of an Asset/Liability Management Committee whose members include certain members of senior management.  The committee's purpose is to communicate, coordinate and manage our asset/liability positions consistent with our business plan and Board-approved policies, as well as to price savings and lending products, and to develop new products.  The Asset/Liability Management Committee meets monthly to review various areas including:

●	economic conditions;

●	interest rate outlook;

●	asset/liability mix;

●	interest rate risk sensitivity;

●	current market opportunities to promote specific products;

●	historical financial results;

●	projected financial results; and

●	capital position.

The committee also reviews current and projected liquidity needs, although not necessarily on a monthly basis.  As part of its procedures, the Asset/Liability Management Committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments, and evaluating such impacts against the maximum potential change in market value of portfolio equity that is authorized by the Board of Directors.

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

We have utilized the following strategies in our efforts to manage interest rate risk:

●	we have structured our borrowings with relatively short-terms to maturity to match fund our construction/land development loan portfolio;

●	we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets; and

●	we have invested in securities with relatively short anticipated lives, generally three to five years.

How We Measure the Risk of Interest Rate Changes. We monitor First Savings Bank's interest rate sensitivity on a quarterly basis to measure the change in net interest income as a percentage of net income in varying rate environments.  Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates.  Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions.  Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates.  Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented.  In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  We consider all these factors in monitoring our interest rate exposure.

The assumptions we use are based upon a combination of proprietary and market data that reflect historical results and current market conditions.  These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios.  We use market data to determine prepayments and maturities of loans, investments and borrowings, and use our own assumptions on deposit decay rates except for time deposits.  Time deposits are modeled to reprice to market rates upon their stated maturities.  We also assume that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates, based upon our historical deposit decay rates which are substantially lower than market decay rates.  We have demonstrated in the past that the tiering structure of our deposit accounts during changing rate environments results in relatively lower volatility and less than market rate changes in our interest expense for deposits.  We tier our deposit accounts by balance and rate, whereby higher balances within an account earn higher rates of interest.  Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers). When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits.  These assumptions are based upon our analysis of our customer base, competitive factors and historical experience.

The following table illustrates the change in the net portfolio value at December 31, 2009 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest movement.

				Net Portfolio as % of
Basis Point	Net Portfolio Value (2)			Portfolio Value of Assets		Market Value
Change in Rates (1)	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	of Assets(6)
(Dollars in thousands)

+300	$159,381	$(66,357)	(29.40)%	13.08%	(4.98)%	$1,218,619
+200	182,608	(43,130)	(19.11)	14.56	(3.24)	1,254,589
+100	205,244	(20,494)	(9.08)	15.87	(1.54)	1,292,916
-	225,738	--	--	16.95	--	1,331,743
(100)	236,646	10,908	4.83	17.40	0.82	1,360,374
__________
(1)	The current federal funds rate is 0.25%, making a 200 and 300 basis point drop unlikely.
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

When interest rates decline by 100 basis points, our net interest income gradually increases because our earning assets are primarily long term fixed-rate loans and the rate we earn decreases at a slower pace than the rate we pay on our interest-bearing liabilities.  Interest income would decrease on our interest-earning assets primarily because of increased prepayment risks that would emerge.  We expect that our interest expense would decrease because of the sensitivity of our money market liabilities which are tied to the 90 day U. S. Treasury bill rate.  Furthermore, the rate we pay on the majority of our deposits and on some borrowed funds cannot decline 100 basis points in the event of an immediate change in market interest rates, since some of our interest-bearing liabilities have interest rate floors.

When interest rates rise by 100, 200 or 300 basis points, our net interest income and the net portfolio value decreases because the rate we earn on our interest-earning assets does not increase as rapidly as the rates we would pay on our interest-bearing liabilities which in some cases are subject to interest rate floors.  Our interest-earning assets primarily consist of intermediate-term and longer-term loans that do not reprice quickly and investments with primarily intermediate-term maturities.  Our interest-bearing liabilities generally consist of short-term deposits

(savings, money market, and certificates of deposit) and short- to intermediate-term borrowings from the Federal Home Loan Bank of Seattle that would reprice more quickly than our interest-earning assets.

The net interest income and net portfolio value tables presented above are predicated upon a stable balance sheet with no growth or change in asset or liability mix.  In addition, the net portfolio value is based upon the present value of discounted cash flows using our estimates of current replacement rates to discount the cash flows.  The effects of changes in interest rates in the net interest income table are based upon a cash flow simulation of our existing assets and liabilities and, for purposes of simplifying the analysis, assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case.  Delinquency rates may change when interest rates change; as a result of changes in the loan portfolio mix, underwriting conditions, loan terms, or changes in economic conditions that have a delayed effect on the portfolio.  The model we use does not change the delinquency rate for the various interest rate scenarios.  Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth above.  Also, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net portfolio value and net interest income other than those indicated above.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities.  On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under "Business of First Savings Bank - Lending Activities."  At December 31, 2009, the total approved loan origination commitments outstanding amounted to $8.7 million.  At the same date, the undisbursed portion of construction loans in process totaled $39.9 million and unused lines of credit were $9.3 million.  We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-backed securities and investment securities.  Certificates of deposit scheduled to mature in one year or less at December 31, 2009 totaled $483.8 million.  Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions.  Based on historical experience, we believe that a significant portion of maturing deposits will remain with First Savings Bank.  In addition, we had the ability at December 31, 2009 to borrow an additional $317.0 million from the Federal Home Loan Bank of Seattle as a funding source to meet commitments and for liquidity purposes.  In addition, First Savings Bank maintained credit facilities with the Federal Reserve Bank of San Francisco totaling $186.0 million and one line of credit totaling $10.0 million with another financial institution.  There were no outstanding balances for these lines of credit at December 31, 2009 and 2008.

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

Capital

Our total stockholders equity was $228.5 million at December 31, 2009.  Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain a "well capitalized" institution in accordance with regulatory standards.  As of December 31, 2009 First Savings Bank exceeded all regulatory capital requirements.  Regulatory capital ratios for First Savings Bank were as follows as of December 31, 2009: Total capital to risk-weighted assets was 20.49%; Tier I capital to risk-weighted assets was 19.20%; and Tier I capital to average assets was 12.46%.  The regulatory capital requirements to be considered well capitalized are 10%, 6%, and 5%, respectively. See "Item 1, Business - How We Are Regulated-Regulation and Supervision of First Savings Bank - Capital Requirements."

We have completed construction of the adjacent building to our headquarters and as of mid-February 2010, our lending operations have been relocated to this building.  For the year ended December 31, 2009, we have accrued $7.9 million and anticipate capitalizing on additional $1.1 million in 2010 related to this project.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and the unused portions of lines of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised.  At December 31, 2009 and 2008, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at December 31, 2009.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$8,675	$8,675	$--	$--	$--
Unused portion of lines of credit	9,260	298	--	2,408	6,554
Undisbursed portion of construction loans	39,942	30,124	9,496	--	322
Total commitments	$57,877	$39,097	$9,496	$2,408	$6,876

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business.  There are currently no matters that in the opinion of management,  would have a material adverse effect on First Financial Northwest's consolidated financial position, results of operation, or liquidity.

Among our contingent liabilities are exposures to limited recourse arrangements with respect to sales of whole loans and participation interests.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table presents a summary of significant contractual obligations as of December 31, 2009, maturing as indicated:

	Less Than	1 to 3	3 to 5	More Than
	1 Year	Years	Years	5 Years	Total
	(In thousands)
Deposits (1)	$709,539	$164,780	$65,004	$100	$939,423
Term debt	50,000	60,000	29,900	--	139,900
Other long-term liabilities (2)	169	338	338	136	981
Total contractual obligations	$759,708	$225,118	$95,242	$236	$1,080,304
___________
(1)	Deposits with indeterminate maturities, such as NOW, savings and money market accounts, are reflected as obligations due in less than one year.
(2)
Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met.  Additional information about employee benefit plans is provided in "Item 8.  Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 10 Benefit Plans."

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

Recent Accounting Pronouncements

See "Item 8.  Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1 Recently Issued Accounting Pronouncements."

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained under "Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" of this Form 10-K is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Reports of Independent Registered Public Accounting Firm	83
Consolidated Balance Sheets as of December 31, 2009 and 2008	86
Consolidated Statements of Operations for the Years Ended
December 31, 2009, 2008, and 2007	87
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the
Years Ended December 31, 2009, 2008 and 2007	88
Consolidated Statements of Cash Flows For the Years Ended
December 31, 2009, 2008 and 2007	89
Notes to Consolidated Financial Statements	91

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
First Financial Northwest, Inc.

We have audited the accompanying consolidated balance sheet of First Financial Northwest, Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Northwest, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Financial Northwest, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Moss Adams LLP

Everett, Washington
March 10, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Northwest, Inc.:

We have audited the accompanying consolidated balance sheet of First Financial Northwest, Inc. and subsidiaries (Company) as of December 31, 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Northwest, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Seattle, Washington
March 9, 2009

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
Assets	2009	2008

Cash on hand and in banks	$8,937	$3,366
Interest-bearing deposits	96,033	600
Federal funds sold	—	1,790
Investments available for sale	97,383	149,323
Loans receivable, net of allowance of $33,039 and $16,982	1,039,300	1,035,181
Premises and equipment, net	19,585	13,026
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	4,880	5,532
Federal income tax receivable	9,499	—
Deferred tax assets, net	12,139	9,266
Goodwill	—	14,206
Other real estate owned	11,835	—
Prepaid expenses and other assets	8,330	4,737
Total assets	$1,315,334	$1,244,440

Liabilities and Stockholders' Equity

Deposits	$939,423	$791,483
Advances from the Federal Home Loan Bank	139,900	156,150
Advance payments from borrowers for taxes and insurance	2,377	2,745
Accrued interest payable	457	478
Federal income tax payable	—	336
Other liabilities	4,660	3,140
Total liabilities	1,086,817	954,332

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 18,823,068 and
21,293,368 shares at December 31, 2009 and
December 31, 2008	188	213
Additional paid-in capital	186,120	202,167
Retained earnings, substantially restricted	55,251	102,358
Accumulated other comprehensive income, net of tax	1,347	887
Unearned Employee Stock Ownership Plan (ESOP) shares	(14,389)	(15,517)
Total stockholders' equity	228,517	290,108
Total liabilities and stockholders' equity	$1,315,334	$1,244,440

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Years Ended December 31,
	2009	2008	2007
Interest income
Loans, including fees	$58,332	$60,318	$56,123
Investments available for sale	6,409	6,799	5,950
Tax exempt investments available for sale	190	627	—
Investments held to maturity	—	—	334
Tax exempt investments held to maturity	—	—	3,474
Federal funds sold and interest-bearing deposits with banks	102	810	660
Dividends on Federal Home Loan Bank stock	—	47	28
Total interest income	$65,033	$68,601	$66,569
Interest expense
Deposits	28,806	31,632	34,825
Federal Home Loan Bank advances	5,107	4,346	8,023
Total interest expense	$33,913	$35,978	$42,848
Net interest income	31,120	32,623	23,721
Provision for loan losses	51,300	9,443	6,000
Net interest income (loss) after provision for loan losses	$(20,180)	$23,180	$17,721
Noninterest income
Net gain on sale of investments	1,954	1,606	—
Other-than-temporary impairment loss on investments	(152)	(1,640)	—
Other	230	234	589
Total noninterest income	$2,032	$200	$589
Noninterest expense
Salaries and employee benefits	11,730	9,208	5,383
Occupancy and equipment	2,306	1,188	1,060
Professional fees	1,412	1,477	619
Data processing	634	486	468
FDIC/OTS Assessments	2,281	484	92
Goodwill Impairment	14,206	—	—
Contribution to First Financial Northwest Foundation	—	—	16,928
Other general and administrative	2,498	1,844	1,419
Total noninterest expense	$35,067	$14,687	$25,969
Income (loss) before provision (benefit) for federal income taxes	(53,215)	8,693	(7,659)
Provision (benefit) for federal income taxes	(12,507)	4,033	(3,675)
Net income (loss)	$(40,708)	$4,660	$(3,984)
Basic earnings (loss) per share (1)	$(2.18)	$0.22	$(0.51)
Diluted earnings (loss) per share (1)	$(2.18)	$0.22	$(0.51)

(1) The Company completed its mutual to stock conversion on October 9, 2007.
See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(Dollars in thousands, except share data)
					Accumulated
			Additional		Other	Unearned	Total
		Common	Paid-in	Retained	Comprehensive	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	Income, net of tax	Shares	Equity
Balances at December 31, 2006	—	$—	$—	$106,753	$(2,711)	$—	$104,042
Comprehensive loss:
Net loss	—	—	—	(3,984)	—	—	(3,984)
Change is fair value of investments
available for sale, net of tax of $790	—	—	—	—	1,531	—	1,531
Total comprehensive loss							(2,453)
Issuance of 22,852,800 shares of common stock
net of offering costs	22,852,800	229	224,184	—	—	—	224,413
Purchase of 1,692,800 ESOP shares	—	—	—	—	—	(16,928)	(16,928)
Allocation of 28,213 ESOP shares	—	—	(3)	—	—	215	212
Balances at December 31, 2007	22,852,800	$229	$224,181	$102,769	$(1,180)	$(16,713)	$309,286
Comprehensive income:
Net income	—	—	—	4,660	—	—	4,660
Change in fair value of investments
available for sale, net of tax of $1,086	—	—	—	—	2,067	—	2,067
Total comprehensive income							6,727
Cash dividend declared and paid ($0.24 per share)	—	—	—	(5,071)	—	—	(5,071)
Purchase and retirement
of common stock	(1,559,432)	(16)	(13,439)	—	—	—	(13,455)
Repurchase of 914,112 shares of stock for
equity incentive plan (1)	—	—	(9,292)	—	—	—	(9,292)
Compensation related to stock options
and restricted stock awards	—	—	760	—	—	—	760
Allocation of 112,853 ESOP shares	—	—	(43)	—	—	1,196	1,153
Balances at December 31, 2008	21,293,368	$213	$202,167	$102,358	$887	$(15,517)	$290,108
Comprehensive loss:
Net loss	—	—	—	(40,708)	—	—	(40,708)
Change in fair value of investments
available for sale, net of tax of $248	—	—	—	—	460	—	460
Total comprehensive loss							(40,248)
Cash dividend declared and paid ($0.34 per share)	—	—	—	(6,399)	—	—	(6,399)
Purchase and retirement of common stock	(2,470,300)	(25)	(17,813)	—	—	—	(17,838)
Compensation related to stock options
and restricted stock awards	—	—	2,037	—	—	—	2,037
Allocation of 112,853 ESOP shares	—	—	(271)	—	—	1,128	857
Balances at December 31, 2009	18,823,068	$188	$186,120	$55,251	$1,347	$(14,389)	$228,517

(1) Shares are held in trust and still outstanding
See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(40,708)	$4,660	$(3,984)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	51,300	9,443	6,000
Goodwill impairment	14,206	—	—
Depreciation of premises and equipment	802	739	726
Net amortization of premiums and discounts on investments	1,074	687	1,113
ESOP expense	857	1,153	212
Charitable foundation donation	—	—	16,928
Compensation expense related to stock options and restricted stock awards	2,037	760	—
Net realized gain on investments available for sale	(1,954)	(1,606)	—
Other-than-temporary impairment loss on investments	152	1,640	—
Mutual fund dividends	—	(132)	(302)
Loss from disposal of building	983	7	—
Deferred federal income taxes	(3,120)	(3,259)	(7,938)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,593)	(840)	26
Federal income taxes, net	(9,835)	(390)	1,362
Accrued interest receivable	652	(338)	(484)
Accrued interest payable	(21)	346	(44)
Other liabilities	1,520	(18)	1,536
Net cash provided by operating activities	$14,352	$12,852	$15,151

Cash flows from investing activities:
Proceeds from sales of investments	71,107	84,386	—
Principal repayments on investments available for sale	42,349	33,469	31,016
Principal repayments on investments held to maturity	—	—	6,591
Purchases of investments available for sale	(60,081)	(64,367)	—
Purchases of investments held to maturity	—	—	(509)
Net increase in loans receivable	(67,254)	(163,960)	(186,336)
Purchases of Federal Home Loan Bank stock	—	(2,742)	—
Purchases of premises and equipment	(8,344)	(451)	(328)
Proceeds from sale of equipment	—	18	—
Net cash used by investing activities	$(22,223)	$(113,647)	$(149,566)

Balance, carried forward	$(7,871)	$(100,795)	$(134,415)

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2009	2008	2007
Balance, brought forward	$(7,871)	$(100,795)	$(134,415)
Cash flows from financing activities:
Net increase (decrease) in deposits	147,940	61,989	(21,216)
Advances from the Federal Home Loan Bank	16,750	200,150	278,000
Repayments of advances from the Federal Home Loan Bank	(33,000)	(140,000)	(329,000)
Net increase (decrease) in advance payments from borrowers for taxes and insurance	(368)	653	987
Repurchase and retirement of common stock	(17,838)	(13,455)	—
Repurchase of stock for equity incentive plan	—	(9,292)	—
Dividends paid	(6,399)	(5,071)	—
Proceeds from stock offering, net of costs	—	—	190,558
Net cash provided by financing activities	$107,085	$94,974	$119,329

Net increase (decrease) in cash	99,214	(5,821)	(15,086)
Cash and cash equivalents:
Beginning of period	5,756	11,577	26,663
End of period	$104,970	$5,756	$11,577

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33,934	$35,632	$42,893
Federal income taxes	$450	$7,681	$2,902
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan losses transferred to OREO	11,835	—	—
Transfer from investments held to maturity to investments available for sale	$—	$80,410	$—

Noncash Financing Activities:
During 2007, the Company issued 1,692,800 shared of its common stock to the Employee Stock Ownership Plan
(ESOP) and recorded a note receivable from the ESOP. The note receivable is shown as Unearned
ESOP shares in the Consolidated Balance Sheets, and is reduced by the dollar amount of the ESOP shares released annually per the loan amortization schedule.

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Summary of Significant Accounting Policies

Description of Business

First Financial Northwest, Inc. (“First Financial Northwest” or “the Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure, for further information see “Note 2 – Reorganization”. The mutual to stock conversion was completed on October 9, 2007 through the sale and issuance of 22,852,800 shares of common stock by First Financial Northwest including 1,692,800 shares contributed to our charitable foundation, the First Financial Northwest Foundation, Inc. that was established in connection with the mutual to stock conversion. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to First Savings Bank. First Financial Northwest, Inc. is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions.

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

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. Our current business strategy includes an emphasis on one-to-four family residential mortgage and commercial real estate lending. As recently as 2007, we had also included construction/land development lending as one of the primary focuses of our business strategy. We have deemphasized this type of lending as a result of market conditions although these loans represented approximately 14.7% of our loan portfolio at December 31, 2009. First Savings Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family, multifamily, commercial real estate, business, consumer and to a lesser extent construction/land development loans.

Basis of Presentation

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from these estimates. The allowance for loan losses, other real estate owned, deferred tax assets valuation and fair values of financial instruments are particularly subject to change.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries First Savings Bank Northwest and First Financial Diversified, Inc. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current consolidated financial statement presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balances at December 31, 2009 and 2008 was approximately $7,000 and $127,000, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

Investments

Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. We had no held-to-maturity or trading securities at December 31, 2009 or 2008 and no trading securities at December 31, 2009 or 2008. Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity.

Investments held to maturity are recorded at cost and adjusted for amortization of premiums or accretion of discounts using the interest method. Unrealized gains and losses on investments available for sale are excluded from earnings and are reported in other comprehensive income (loss), net of applicable taxes within the consolidated statement of stockholders’ equity. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity; and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss).

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Receivable

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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or changes to the credit quality of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require management to make adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including the length of the delay, the reasons for the delay, the borrower’s prior payment history and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured by the fair value method on a

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan-by-loan basis except for smaller balance homogeneous loans which are collectively evaluated for impairment.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation and amortization for buildings and building improvements is 15 to 40 years and for furniture, fixtures and equipment is three to seven years. We review buildings, improvements and equipment for impairment on an annual basis or whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank system. Our investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, we are required to maintain a minimum level of investment in FHLB stock, based on specified percentages of our outstanding FHLB advances. We may request redemption at par value of any stock in excess of the amount we are required to hold. Stock redemptions are at the discretion of the FHLB.

At December 31, 2009, the Bank had $7.4 million of FHLB stock. FHLB stock is carried at par value and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. As a result of the ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios.

Management evaluates FHLB stock for impairment. The determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB.

Under Federal Housing Finance Agency regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Based upon an analysis by Standard and Poor’s regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government. The U.S. government would almost certainly support the credit obligations of the FHLB System. Based on the above, we have determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2009.

Goodwill

Goodwill represented the costs in excess of net assets acquired arising from the purchase of Executive House, Inc., which was a mortgage banking company, in 2005. Goodwill is not amortized, but is reviewed for impairment and written down and charged to expense during the periods in which the recorded value is more than its fair value. We evaluate any potential impairment of goodwill on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill might be impaired at the Company level and First Savings Bank level. As a result of the Company’s market capitalization being less than our total stockholders’ equity at June 30, 2009 and the significant increase in the second quarter ended June 30, 2009 of our provision for loan losses, we engaged an independent valuation consulting firm to assist us in determining whether and to what extent our goodwill asset was impaired. The analysis requires that we compare the implied fair value of goodwill to the carrying amount of goodwill on our balance sheet. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. After we completed this analysis, we determined the implied fair value of goodwill was less than the carrying value on the Company’s balance sheet, and the entire balance of our goodwill of $14.2 million was written-off through a charge to earnings in the second quarter of 2009. This impairment charge had no effect on our cash balances or liquidity. In addition, because goodwill, net of related deferred income taxes, is not included in the calculation of regulatory capital, the Bank’s regulatory ratios were not affected by this non-cash expense.

Other Real Estate Owned (“OREO”)

OREO consists principally of properties acquired through foreclosure and is stated at the lower of cost or estimated market value less selling costs. Losses arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.

Subsequent to the transfer to foreclosed assets held for sale, these assets continue to be recorded at the lower of cost or fair value (less estimated costs to sell), based on periodic evaluations. Generally, legal and professional fees associated with foreclosures are expensed as incurred. Costs incurred to improve property prior to sale are capitalized; however, in no event are recorded costs allowed to exceed fair value. Subsequent gains,

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses, or expenses recognized on the sale of these properties are included in noninterest income or expense. The amounts that will ultimately be recovered from foreclosed assets may differ substantially from the carrying value of the assets because of future market factors beyond management’s control.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount of these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

At December 31, 2009 and 2008, we had an insignificant amount of unrecognized tax benefits, none of which would affect the effective tax rates if recognized. Our policy is to recognize interest and penalties on unrecognized tax benefits in federal income tax expense in the Consolidated Statement of Operations. The amount of interest and penalties for the year ended December 31, 2009 was immaterial. The Company and its wholly-owned subsidiaries file consolidated U.S. Federal income tax returns. The tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2009, 2008, 2007 and 2006.

Employee Stock Ownership Plan (“ESOP”)

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

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. As ESOP shares are committed to be released they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings per share reflects the weighted-average potential dilution that could occur if all potentially dilutive securities or other commitments to issue common stock were exercised or converted into common stock using the treasury stock method. Earnings per share are only computed for the years ended December 31, 2009 and 2008 and the period October 9, 2007 through December 31, 2007, as no shares were outstanding before those periods.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on investments available for sale which are also recognized as separate components of equity.

Dividend Restriction

Banking regulations and other regulatory requirements require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to stockholders.

 Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.

A three-level hierarchy was established for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are based on the reliability of inputs and are as follows:

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

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Assets utilizing Level 3 inputs include impaired loans and other real estate owned.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon our own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values. See Note 6 – Fair Value for a discussion of the basis for our assets measured at fair value.

Segment Information

The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of attracting deposits from the general public and providing lending services. Substantially all income is derived from a diverse base of commercial, mortgage and consumer lending activities and investments.

Recently Issued Accounting Pronouncements

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, we adopted new authoritative accounting guidance under Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FASB ASC Topic 260 did not have a material impact on our consolidated financial statements.

FASB ASC Topic 320, “Investments—Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments—Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income (loss). We adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our consolidated financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Topic 820 became effective on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities.

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. We adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for periods ending after October 1, 2009 and did not have a significant impact on our consolidated financial statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for periods ending after June 15, 2009 and did not have a significant impact on our consolidated financial statements.

Subsequent Events

Subsequent events are events or transactions that occur after the date of the statement of financial condition but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the statement of financial condition, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the statement of financial condition but arose after that date.

Subsequent to December 31, 2009, we repurchased 17,900 shares of our common stock at a weighted-average price of $5.92 under the repurchase plan announced on November 5, 2008 and subsequently amended on February 18, 2009.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to December 31, 2009, we foreclosed on 20 properties totaling $9.5 million. An impairment of $235,000 was recorded in 2010 related to these properties.

Note 2 – Reorganization

On November 15, 2006, and as subsequently amended on April 18, 2007, July 18, 2007, and July 31, 2007, the Board of Directors of First Financial Holdings, the Mutual Holding Company (“MHC”) approved a plan of conversion and reorganization pursuant to which First Financial Holdings, MHC would convert from a mutual holding company to a stock holding company. The conversion to a stock holding company was approved by the depositors and borrowers of First Savings Bank, the OTS and the Washington State Department of Financial Institutions and included the filing of a registration statement with the Securities and Exchange Commission. Upon the completion of the conversion and reorganization on October 9, 2007, First Financial Holdings, MHC and First Financial of Renton, Inc. ceased to exist as separate legal entities and First Financial Northwest, Inc. became the holding company for First Savings Bank. At the time of the conversion, First Savings Bank of Renton changed its name to First Savings Bank Northwest. First Savings Bank along with First Financial Diversified Corporation became wholly owned subsidiaries of First Financial Northwest, Inc. On October 9, 2007, the Company also issued and sold shares of capital stock to eligible depositors and borrowers of First Savings Bank.

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

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Investments

The following tables summarize the amortized cost and fair value of investments available for sale at December 31, 2009 and 2008 and the corresponding amounts of gross unrealized gains and losses:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and
related investments:
Fannie Mae	$50,025	$1,267	$(21)	$51,271
Freddie Mac	28,924	1,020	(3)	29,941
Ginnie Mae	5,099	84	-	5,183
Tax exempt municipal bonds	4,207	49	(484)	3,772
Taxable municipal bonds	650	-	(48)	602
U.S. Government agencies	1,946	57	-	2,003
Mutual fund (1)	4,460	151	-	4,611
	$95,311	$2,628	$(556)	$97,383

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and
related investments:
Fannie Mae	$65,991	$799	$(47)	$66,743
Freddie Mac	59,296	844	(28)	60,112
Ginnie Mae	7,858	11	(177)	7,692
Tax exempt municipal bonds	4,206	16	(523)	3,699
Taxable municipal bonds	652	—	(41)	611
U.S. Government agencies	5,344	511	—	5,855
Mutual fund (1)	4,611	—	—	4,611
	$147,958	$2,181	$(816)	$149,323

(1) The mutual fund invests primarily in private label securities backed by or representing an interest in mortgages or domestic residential housing or manufactured housing with additional investments in U.S. Government or agency securities.

In May 2008, the Board of Trustees of the AMF Ultra Short Mortgage Fund (“Fund”) (a mutual fund) decided to activate the Fund’s redemption-in-kind provision because of the uncertainty in the mortgage-backed securities market. The activation of this provision has limited the options available to the shareholders of the Fund with respect to liquidating their investments. Only the Fund may repurchase the shares in accordance with the terms of the Fund. The Fund is currently closed to new investors, which means that no new investors may buy shares in the Fund. Existing participants are allowed to redeem and receive up to $250,000 in cash per quarter or may receive 100% of their investment in “like kind” securities equal to their proportional ownership in the Fund (i.e. ownership percentage in the Fund times the market value of each of the approximately 150

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities). We elected to maintain our investment in the mutual fund. For the years ended December 31, 2009 and 2008, we recognized pre-tax charges for the OTTI decline in fair value of the fund of $152,000 and $1.6 million, respectively.

The amortized cost and estimated fair value of investments available for sale at December 31, 2009, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments and the mutual fund are shown separately.

	December 31, 2009
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	1,302	1,380
Due after five years through ten years	685	693
Due after ten years	4,816	4,304
	6,803	6,377

Mortgage-backed investments	84,048	86,395
Mutual fund	4,460	4,611
	$95,311	$97,383

Investments with a market value of $90.0 million and $14.8 million were pledged as collateral for public deposits at December 31, 2009 and 2008, respectively, which exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Under current Washington State law, in order to participate in the public funds program we are required to pledge 100% of the public deposits we hold in the form of eligible securities as of December 31, 2009 and 10% as of December 31, 2008.

Sales of available for sale investments were as follows:

	Years Ended December 31,
	2009	2008
	(In thousands)
Proceeds	$71,107	$84,386
Gross gains	1,956	1,715
Gross losses	(2)	(109)

There were no sales of investments in 2007.

The tax expense related to these net realized gains and losses was $683,000, $562,000, and $0, respectively.

As of December 31, 2009 and 2008, the Bank was required to maintain $6.3 million and $6.9 million, respectively, of $100 per value FHLB stock.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, the FHLB of Seattle was determined to be undercapitalized. Under Federal Housing Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock. As such, the FHLB of Seattle will not be able to redeem, repurchase or declare dividends on stock outstanding while the risk-based capital deficiency exits. This is not expected to have a material effect on our financial position, liquidity or results of operations.

There were no investments classified as held to maturity at December 31, 2009 or 2008. There were no investment sales from the held to maturity portfolio during the years ended December 31, 2009, 2008 and 2007.

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Fannie Mae	$3,255	$(21)	$-	$-	$3,255	$(21)
Freddie Mac	-	-	255	(3)	255	(3)
Tax exempt municipal bonds	-	-	1,625	(484)	1,625	(484)
Taxable municipal bonds	-	-	602	(48)	602	(48)
	$3,255	$(21)	$2,482	$(535)	$5,737	$(556)

	December 31, 2008
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Fannie Mae	$8,961	$(41)	$1,424	$(6)	$10,385	$(47)
Freddie Mac	1,366	(11)	1,125	(17)	2,491	(28)
Ginnie Mae	4,543	(135)	2,322	(42)	6,865	(177)
Municipal bonds	34	(2)	3,593	(562)	3,627	(564)
	$14,904	$(189)	$8,464	$(627)	$23,368	$(816)

At December 31, 2009, we had nine securities with gross unrealized losses totaling $535,000 with fair values totaling $2.5 million that had an unrealized loss for greater than one year. At December 31, 2008 we had 29 securities with gross unrealized losses totaling $627,000 and fair values totaling $8.5 million that had an unrealized loss for more than one year.

Losses related to OTTI at December 31, 2009 and 2008, were $152,000 and $1.6 million, respectively. These OTTI losses were recorded in earnings in 2009 and 2008 as a result of the severity and duration of the decline in the market value of our investment in the AMF Ultra Short Mortgage Fund. We do not consider any other securities to be other-than-temporarily impaired. However, additional other-than-temporary impairments may occur in future periods if there is not recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit characteristics.
(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans Receivable

Loans receivable are summarized as follows:

	December 31,
	2009	2008
	(In thousands)
One-to-four family residential (1)	$496,731	$512,446
Multifamily residential	146,508	100,940
Commercial real estate	288,996	260,727
Construction/land development	163,953	250,512
Business	353	—
Consumer	18,678	12,927
	$1,115,219	$1,137,552
Less:
Loans in process	39,942	82,541
Deferred loan fees	2,938	2,848
Allowance for loan losses	33,039	16,982
	$1,039,300	$1,035,181

(1) Includes $230.8 million and $212.1 million of non-owner occupied loans at December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008 there were no loans classified as held for sale.
(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank originates both adjustable and fixed interest rate loans. The composition of loans receivable was as follows:

December 31, 2009
Fixed Rate		Adjustable Rate
		Term to Rate
Term to Maturity	Book Value	Adjustment	Book Value
(In thousands)
Due within one year	$18,577	Due within one year	$217,918
After one year through three years	89,924	After one year through three years	497
After three years through five years	189,285	After three years through five years	1,661
After five years through ten years	387,069	After five years through ten years	35
Thereafter	210,253	Thereafter	—
	$895,108		$220,111

December 31, 2008
Fixed Rate		Adjustable Rate
		Term to Rate
Term to Maturity	Book Value	Adjustment	Book Value
(In thousands)
Due within one year	$9,914	Due within one year	$246,253
After one year through three years	64,641	After one year through three years	11,588
After three years through five years	137,510	After three years through five years	2,250
After five years through ten years	444,864	After five years through ten years	1,536
Thereafter	218,493	Thereafter	503
	$875,422		$262,130

The majority of the adjustable rate construction loans are tied to the prime rate as published in the Wall Street Journal. The remaining adjustable rate loans have interest rate adjustment limitations and are generally indexed to either the national average mortgage contract interest rate for major lenders on the purchase of previously occupied homes or the monthly weighted-average cost of funds for eleventh district savings institutions, both as published by the FHLB of Seattle. Future market factors may affect the correlation of the interest rate adjustment with the rates we pay on short-term deposits that have been primarily utilized to fund these loans.

An analysis of the changes in the allowance for loan losses is summarized as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Balance at beginning of period	$16,982	$7,971	$1,971
Provision for loan losses	51,300	9,443	6,000
Charge-offs	(35,302)	(432)	—
Recoveries	59	—	—
Balance at end of period	$33,039	$16,982	$7,971

(Continued)

 FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonperforming loans, net of undisbursed funds, were $120.7 million, $58.6 million and $25.0 million at December 31, 2009, 2008 and 2007, respectively. Foregone interest on nonaccrual loans for the years ended December 31, 2009, 2008 and 2007 was $7.3 million, $2.1 million and $391,000, respectively.

Loans committed to be advanced in connection with impaired loans at December 31, 2009 was $10.6 million.

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2009	2008
	(In thousands)

Impaired loans without a valuation allowance	$46,282	$—
Impaired loans with a valuation allowance	109,879	52,533
Total impaired loans	$156,161	$52,533

Valuation allowance related to impaired loans	$13,432	$8,537

Average investment of impaired loans	$117,644	$35,967

Interest income recognized on a cash basis on impaired loans	$2,134	$—

Nonperforming assets
90 days or more past due and still accruing	$—	$2,104
Nonaccrual loans	94,682	35,720
Nonaccrual troubled debt restructured loans	26,021	20,818
Total nonperforming loans	120,703	58,642
Other real estate owned	11,835	—
Total nonperforming assets	$132,538	$58,642

Performing troubled debt restructured loans	$35,458	$2,226
Nonaccrual troubled debt restructured loans	26,021	20,818
Total troubled debt restructured loans (1)	$61,479	$23,044

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

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of the Bank’s executive officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties is summarized as follows:

	Years Ended December 31,
	2009	2008
	(In thousands)
Balance, beginning of period	$1,167	$1,197
Additions	—	32
Repayments	(85)	(62)
Balance, end of period	$1,082	$1,167

Note 5 - Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Land	$1,914	$1,914
Buildings and improvements	9,372	10,875
Leashold improvements	48	—
Construction in progress	8,315	231
Furniture, fixtures, and equipment	3,049	2,948
	22,698	15,968

Less accumulated depreciation	(3,113)	(2,942)
	$19,585	$13,026

Depreciation expense was $802,000, $739,000 and $726,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 6 – Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements.

We determined the fair values of our financial instruments based on the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our estimates for market assumptions.

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability using one of the three valuation techniques. Inputs can be observable or unobservable. Observable inputs are those assumptions that market participants would participants would use in pricing the particular asset or

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability. These inputs are based on market data and are obtained from an independent source. Unobservable inputs are assumptions based on the Bank’s own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date.

All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In thousands)
Available for sale investments	$97,383	$4,611	$92,772	$-

Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In thousands)
Available for sale investments	$149,323	$4,611	$144,712	$-

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses (1)
	(In thousands)

Impaired loans including undisbursed but committed fund of $10.6 million (included in loans receivable, net)	$153,300	$-	$-	$153,300	$4,895
Goodwill impairment	-	-	-	-	14,206
Other real estate owned	11,835	-	-	11,835	-
	$165,135	$-	$-	$165,135	$19,101

(1) This represents the loss for the year ended December 31, 2009.

Fair Value Measurements at December 31, 2008
		Quoted Prices in	Significant
		Active Markets	Other	Significant	Total
	Fair Value	for Identical	Observable	Unobservable	Gains
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Losses) (2)
(In thousands)
Impaired loans including undisbursed but committed
funds (included in loans receivable, net)	$57,775	$-	$-	$57,775	$8,537

(2) This represents the loss for the year ended December 31, 2008.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Nonrecurring adjustments to certain commercial and residential real estate properties classified as OREO are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

The carrying amounts and estimated fair values of financial instruments at December 31, 2009 and 2008 were as follows:

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	value	fair value	Value	Fair Value
	(In thousands)
Assets:
Cash on hand and in banks	$8,937	$8,937	$3,366	$3,366
Interest-bearing deposits	96,033	96,033	600	600
Federal funds sold	-	-	1,790	1,790
Investments available for sale	97,383	97,383	149,323	149,323
Loans receivable, net	1,039,300	1,001,562	1,035,181	1,029,293
Federal Home Loan Bank stock	7,413	7,413	7,413	7,413
Accrued interest receivable	4,880	4,880	5,532	5,532
OREO	11,835	11,835	-	-
Liabilities:
Deposits	225,772	225,772	146,035	146,035
Certificates of deposit	713,651	727,250	645,448	651,102
Advances from the Federal Home
Loan Bank	139,900	140,994	156,150	155,090
Accrued interest payable	457	457	478	478

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

•
Loans receivable: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of the performing loans that do not reprice

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

frequently is estimated using discounted cash flow analysis, using interest rates currently being offered or interest rates that would be offered for loans with similar terms to borrowers of similar credit quality. The fair value of nonperforming loans is estimated using the fair value of the underlying collateral.

•
Liabilities: The fair value of deposits with no stated maturity, such as statement, NOW, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The fair value of FHLB advances is estimated based on discounting the estimated future cash flows using rates currently available for debt with similar remaining maturities.

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

Note 7 - Accrued Interest Receivable

Accrued interest receivable consisted of the following:

	December 31,
	2009	2008
	(In thousands)
Loans receivable	$4,392	$4,763
Investments	477	769
Interest-bearing deposits	11	—
	$4,880	$5,532

Note 8 – Deposits

Deposits consist of the following:

	December 31,
	2009	2008
	(In thousands)
Noninterest-bearing accounts	$3,294	$2,407
NOW accounts	12,740	9,859
Statement savings accounts	15,423	12,605
Money market accounts	194,315	121,164
Certificates of deposit	713,651	645,448
	$939,423	$791,483
(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009, scheduled maturities of certificates of deposit were as follows:

Years Ended
December 31,	Amount
(In thousands)
2010	$483,767
2011	84,018
2012	80,762
2013	64,584
2014	420
Thereafter	100
$713,651

Deposits at December 31, 2009 and 2008, include public funds of $88.8 million and $81.7 million, respectively.

Certificates of deposit of $100,000 or more included in deposits at December 31, 2009 and 2008, were $514.9 million and $421.2 million, respectively. Interest expense on these certificates totaled $17.8 million, $18.0 million, and $15.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Included in deposits are accounts of $2.3 million and $2.5 million at December 31, 2009 and 2008, respectively which are controlled by members of the Board of Directors and management.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2009	2008	2007

NOW accounts	$77	$73	$320
Statement savings accounts	221	205	249
Money market accounts	3,018	2,706	7,883
Certificates of deposit	25,490	28,648	26,373
	$28,806	$31,632	$34,825

Note 9 - Federal Home Loan Bank Advances and Other Borrowings

The FHLB functions as a central reserve bank providing credit for member financial institutions. At December 31, 2009 and 2008, the Bank maintained credit facilities with the FHLB totaling $456.9 million and $424.8 million with an outstanding balance of $139.9 million and $156.2 million, respectively. The credit facility was collateralized by $439.6 million of first mortgage loans and $122.2 million of multifamily loans under a blanket lien arrangement at year end 2009.

At December 31, 2009, the Bank maintained credit facilities with the Federal Reserve Bank of San Francisco totaling $186.0 million and one line of credit totaling $10.0 million with another financial institution which could be used for liquidity purposes. There were no balances outstanding for these lines of credit at December 31, 2009 and 2008, respectively.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding advances consisted of the following:

December 31, 2009
Advance Type	Principal Balance	Maturity Date	Interest Rate
(Dollars in thousands)

Fixed	$50,000	01/2010	3.65%
Fixed	50,000	01/2011	3.75
Fixed	10,000	03/2012	2.82
Fixed	7,450	12/2013	3.38
Fixed	20,000	12/2013	2.94
Fixed	700	12/2013	2.64
Fixed	1,750	04/2014	2.98
	$139,900

December 31, 2008
Advance Type	Principal Balance	Maturity Date	Interest Rate
(Dollars in thousands)

Adjustable	$18,000	12/2009	0.63%
Fixed	10,000	11/2009	4.04
Fixed	50,000	01/2010	3.65
Fixed	50,000	01/2011	3.75
Fixed	7,450	12/2013	3.38
Fixed	20,000	12/2013	2.94
Fixed	700	12/2013	2.64
	$156,150

Note 10 - Benefit Plans

Multiemployer Pension Plans

We participate in a multiemployer noncontributory defined benefit pension plan covering substantially all employees after one year of continuous employment. Pension benefits vest over a period of five years of credited service. Total pension expense for the years ended December 31, 2009, 2008, and 2007 were $726,000, $621,000, and $503,000, respectively. Our policy is to fund pension costs as accrued.

We also have post employment agreements with certain key officers to provide supplemental retirement benefits. For the years ended December 31, 2009, 2008, and 2007, the plan premium cost was $49,000, $57,000, and $23,000, respectively. Additionally, we recorded $108,000, $185,000, and $166,000, respectively, of deferred compensation expense as of December 31, 2009, 2008, and 2007.

401(K) Plan

We have a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment. Under the plan, employee contributions are fully matched

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

up to 6% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market, or fixed income plans. We contributed $274,000, $219,000, and $167,000 to the plan for the years ended December 31, 2009, 2008, and 2007, respectively.

Employee Stock Ownership Plan

In 2007 we began an ESOP for the benefit of substantially all employees. The ESOP borrowed $16.9 million from the Company and used those funds to acquire 1,692,800 shares of the Company’s stock at the time of the initial public offering at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.6 million were made by the ESOP during 2009 and 2008 and $406,000 in 2007.

As shares are committed to be released from collateral, we report compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

A summary of key transactions for the ESOP follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

ESOP contribution expense	$857	$1,153	$212

Dividends on unallocated ESOP shares used to reduce ESOP contribution	$528	$400	$—

Shares held by the ESOP are as follows:

	December 31,
	2009	2008
	(Dollars in thousands, except share data)

Allocated shares	253,919	141,066
Unallocated shares	1,438,881	1,551,734
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$9,425	$14,493
(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

In June 2008, the Company’s stockholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.

Total compensation cost that has been charged against income for the Plan was $2.0 million and $760,000 for the years ended December 31, 2009 and 2008, respectively, and the related income tax benefit was $713,000 and $267,000, for the years ended December 31, 2009 and 2008, respectively.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to its directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or 90 days after employment or service ends. The Company has a policy of issuing new shares upon exercise. At December 31, 2009, remaining options for 811,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the assumptions noted in the table below. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. The Company uses historical data to estimate the forfeiture rate. The expected volatility is generally based on the historical volatility of the Company’s stock price over a specified period of time. Since the Company became a publicly-held company in October 2007, the amount of historical stock price information is limited. As a result, the Company elected to use a weighted-average of its peers’ historical stock prices as well as the Company’s own historical stock prices to estimate volatility. The Company bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. The Company elected to use the “Share-Based Payments method” permitted by the Securities and Exchange Commission to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date.

	2009	2008
Annual dividend yield	4.07%	3.27%
Expected volatility	38.82%	23.74%
Risk-free interest rate	1.89%	3.51%
Expected term	6.5 years	6.5 years
Weighted-average grant date fair
value per option granted	$2.15	$1.92

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option plan awards for the year ended December 31, 2009 follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term in Years	Value

Outstanding at the beginning of the year	1,423,524	$9.78	9.50
Granted	50,000	8.35	9.06
Exercised	-	-
Forfeited or expired	(40,000)	9.78
Outstanding at December 31, 2009	1,433,524	$9.73	8.52	$-

Expected to vest assuming a 3% forfeiture
rate over the vesting term	1,114,343	$9.72	8.53	$-

Exercisable at December 31, 2009	284,705	$9.78	8.50	$-

As of December 31, 2009, there was $1.9 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.5 years.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant. The restricted stock awards’ fair value is equal to the value on the date of grant. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At December 31, 2009, remaining restricted awards for 159,478 shares were available to be issued. Shares that have been repurchased totaled 604,987 and are held in trust until they are issued in connection with the agreement.

A summary of changes in nonvested restricted stock awards for the period ended December 31, 2009 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
	(Dollars in thousands, except share data)
Nonvested at January 1, 2009	748,234	$10.34
Granted	32,000	8.35
Vested	(149,647)	-
Forfeited	(25,600)	10.80
Nonvested at December 31, 2009	604,987	$10.22

Expected to vest assuming a 3% forfeiture
rate over the vesting term	586,835

As of December 31, 2009 there was $5.5 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

weighted-average vesting period of 3.7 years. The total fair value of shares vested during the years ended December 31, 2009 and 2008 was $1.5 million and $0, respectively.

Note 11 - Federal Taxes on Income

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Current	$(9,387)	$7,292	$4,263
Deferred	(3,120)	(3,259)	(7,938)
	$(12,507)	$4,033	$(3,675)

A reconciliation of the tax provision based on the statutory corporate rate of 35% during the years ended December 31, 2009 and 2008 and 34% during the year ended December 31, 2007 on pretax income is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Income tax expense (benefit) at
statutory rate	$(18,625)	$3,042	$(2,604)
Income tax effect of:
Tax exempt interest, net	(52)	(178)	(966)
Change in valuation allowance	1,477	1,120	—
Goodwill impairment write-off	4,972	—	—
Other, net	(279)	49	(105)
Total income tax expense (benefit)	$(12,507)	$4,033	$(3,675)

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The net deferred tax asset, included in the accompanying consolidated balance sheets, consisted of the following:

	December 31,
	2009	2008	2007
	(In thousands)
Deferred tax assets:
Capital loss carryforward	$—	$—	$4
Contribution to First Financial Northwest Foundation	4,786	4,659	5,265
Net unrealized gain on investments available for sale	—	—	608
Loan origination fees and costs	—	—	11
Allowance for loan losses	11,020	5,944	2,710
Reserve for unfunded commitments	118	—	—
Deferred compensation	686	628	525
Reserve for uncollected interest	75	788	—
Other-than-temporary impairment loss on investments	627	574	—
Employee benefit plans	850	407	—
Accrued expenses	122	—	—
Deferred tax assets before valuation allowance	18,284	13,000	9,123
Valuation allowance	(2,597)	(1,120)	—
Total deferred tax assets	$15,687	$11,880	$9,123

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	1,337	1,337	1,246
Loan origination fees and costs	856	28	—
Servicing rights	173	276	383
Net unrealized loss on investments available for sale	725	477	—
Other, net	457	496	401
Total deferred tax liabilities	$3,548	$2,614	$2,030
Deferred tax assets, net	$12,139	$9,266	$7,093

A valuation allowance of $2.6 million was established to reflect management’s estimate of the temporary deductible differences related to the charitable contribution and the mutual fund writedowns that may expire prior to their utilization.

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

Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax assets if we do not have sufficient positive evidence indicating that we will have carryback potential or future taxable income available to utilize our deferred tax assets. In assessing the need for a valuation allowance, we examine our historical cumulative trailing three year pre-tax book income (loss) quarterly. If we have historical cumulative three year pre-tax book income, we consider this to be strong positive evidence indicating we will be able to realize our deferred tax assets in the future. Absent the existence of any negative evidence outweighing the positive evidence of cumulative three year pre-tax book income, we do not record a valuation allowance for our deferred tax assets. If we have historical cumulative three year pre-tax book losses, we then examine our historical three year pre-tax book losses to determine whether any unusual or abnormal events occurred in this time period which would cause the results not to be an indicator of future performance. As such, we normalize our historical cumulative three year pre-tax results by excluding abnormal items that are not expected to occur in the future. This included the goodwill impairment charge recorded during the year ended December 31, 2009 and the charitable contribution related to the formation of the First Financial Northwest Foundation recorded during the year ended December 31, 2007. This analysis of “normalized” historical book income includes material management assumptions that relate to the appropriateness of excluding non-recurring items. If, after excluding non-recurring items, we have “normalized” historical cumulative three year pre-tax book income, we consider this strong positive evidence indicating we will be able to realize our deferred tax assets in the future. We then assess any additional positive and negative evidence, such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and taxable income in prior carryback years. After reviewing and weighing all of the positive and negative evidence, if the positive evidence outweighs the negative evidence, then we do not record a valuation allowance for our deferred tax assets. If the negative evidence outweighs the positive evidence, then we record a valuation allowance for all, or a portion of, our deferred tax assets.

Our deferred tax asset valuation account consisted of the following specific valuation allowances:

	First Financial Northwest Foundation Contribution	AMF Ultra Short Mortgage Fund	Total Deferred Tax Asset Valuation Allowance
(In thousands)
Balance at January 1, 2009	$ 603	$ 517	$ 1,120
Additions	1,367	110	1,477
Balance at December 31, 2009	$ 1,970	$ 627	$ 2,597

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

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMF Ultra Short Mortgage Fund

The AMF Ultra Short Mortgage Fund (“the Fund”) is a mutual fund that invests in primarily mortgage-related investments and seeks to maintain a duration similar to that of a One -Year U.S. Treasury Note, but not to exceed that of a Two-Year U.S. Treasury Note. The Fund’s net asset value is listed on NASDAQ under the ticker symbol “ASARX”.  We monitor the net asset value of the Fund on a regular basis to evaluate whether an OTTI in the value of the Fund has occurred.

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

At December 31, 2008, the market price for the Fund was $7.30 per share, a decrease of $1.61 per share from June 30, 2008. Based upon the continued decline in the Fund's net asset value and the increase in the percentage of the Fund's below investment grade securities, the unstable nature of the economy, and the uncertainty of the government bailout plans at that time, we classified the decrease in value for the last six months of 2008 as an OTTI totaling $1.0 million, recording this decrease in the fourth quarter of 2008. The total charge for OTTIs for the year ended December 31, 2008 was $1.6 million.

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

During 2009, the market value of the Fund continued to decrease thus resulting in an additional write-down of the Fund at June 30, 2009. With no capital gain to offset the capital loss for tax purposes, we recorded a deferred tax asset valuation allowance related to this decrease in value totaling $110,000 at June 30, 2009. This additional deferred tax asset valuation allowance resulted in a cumulative allowance of $627,000 related to the Fund at December 31, 2009.

First Financial Northwest Foundation Contribution

In October 2007, we established a charitable foundation in connection with our conversion from a mutual to stock form of organization. The form of funding for the charitable foundation was an initial contribution by the Company of Company stock valued at $16.9 million. This action resulted in a donation expense of $16.9 million that was recorded during the year ended December 31, 2007. Under the Internal Revenue Service (“IRS”) rules, the tax benefit from the donation is limited to 10% per year of taxable income over a five-year carryforward period.

On a regular basis, we review and update our analysis of pre-tax income. Included in the analysis is our projection for pre-tax income through the five-year carryforward period. These projections are based on management’s best estimates given the current economic conditions.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, based on our analysis, we noted that there would not be enough pre-tax income to utilize the entire deferred tax asset related to the charitable contribution. In calculating the amount of the deferred tax asset to be utilized, we determined that we would not be able to generate enough pre-tax income through 2012 to offset $603,000 of this deferred asset. Consequently, we booked a deferred tax asset valuation allowance for $603,000 related to the contribution. Our evaluation at June 30, 2009 also concluded that it was more likely than not that we would not be able to realize the full amount of the remaining deferred tax asset related to the contribution. As a result, we recorded an additional deferred tax asset valuation allowance of $717,000 in June 2009. At December 31, 2009, we updated our evaluation and added an additional $650,000 to the valuation allowance resulting in a cumulative valuation allowance of $2.0 million for this deferred tax asset.

We did not record a general valuation allowance on the deferred tax asset. Unlike our deferred tax assets with specific valuation allowances, our other deferred tax assets are not limited by specific tax time constraints or the generation of non-ordinary income sources. As part of our analysis regarding the need for a general valuation allowance, we evaluated both the positive and negative evidence related to utilizing our deferred tax asset. We believe that our significant carryback potential, in addition to our strong capital position, net interest margin, interest rate spread, and core earnings provide positive evidence regarding our ability to utilize our deferred tax assets in the future. Our Tier 1, Tier 1 risk-based, and total risk-based capital levels at December 31, 2009 were 12.46%, 19.20% and 20.49%, respectively, for the Bank only. These capital ratios compare to the regulatory capital requirements of 5%, 6% and 10%, respectively, to be considered a well capitalized financial institution. The Parent Company had an additional $52.7 million of capital at December 31, 2009. Our strong capital position enabled us to continue to lend and expand our loan portfolio to sustain our growth and add to our net interest margin.

We believe, based on our carryback potential and our future earnings projections, that it is more likely than not that we will realize our recorded deferred tax assets. These sources of positive evidence, combined with our strong capital position, were sufficient to overcome the negative evidence of cumulative losses in the recent three year period caused primarily from the provision for loan losses that was recorded in 2009, which totaled $51.3 million, and a $14.2 million non-cash goodwill impairment charge recorded in the same year as well as a charitable contribution of $16.9 million in 2007. It is management’s opinion that future taxable income will allow the utilization of our deferred tax assets not supported by carryback potential. It is possible that future conditions may differ substantially from those anticipated in determining the need for a valuation allowance on deferred tax assets and adjustments may be required in the future.

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2009 and 2008, the Company had a taxable temporary difference of approximately $4.5 million that arose before 1988 (base year amount). In accordance with ASC Topic 740, “Income Taxes,” a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

Note 12 - Regulatory Capital Requirements

Under the OTS regulations, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.

Pursuant to minimum capital requirements of the FDIC, the Bank is required to maintain a leverage ratio (capital to assets ratio) of 4% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8% respectively. As of December 31, 2009 and 2008, The Bank was classified as a “well capitalized” institution under the criteria established by the FDIC. There are no conditions or events since

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that notification that management believes have changed the Bank’s classification as a well capitalized institution.

The Bank’s actual capital amounts and ratios are presented in the following table:

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2009:
Total capital to risk-
weighted assets	$174,480	20.49%	$68,107	8.00%	$85,134	10.00%
Tier I capital
to risk-weighted assets	163,492	19.20	34,054	4.00	51,080	6.00
Tier I capital
to average assets	163,492	12.46	52,472	4.00	65,590	5.00
December 31, 2008:
Total capital to risk-
weighted assets	$199,940	24.30%	$65,831	8.00%	$82,289	10.00%
Tier I capital
to risk-weighted assets	189,572	23.04	32,915	4.00	49,373	6.00
Tier I capital
to average assets	189,572	15.61	48,585	4.00	60,732	5.00

Banking regulations generally restrict a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized if it is subject to other regulatory restrictions.

Note 13 - Commitments and Guarantees

Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to extend credit totaled $8.7 million at December 31, 2009. Fixed rate commitments totaled $7.3 million (interest rates ranged from 4.75% to 6.63%).

Prior to being acquired, Executive House sold loans without recourse that may have to be subsequently repurchased due to defects in the origination process of the loan. We typically guarantee investor losses should origination defects occur. The defects are categorized as willful misstatement and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If an origination defect is identified, we are required to either repurchase the loan or indemnify the investor for losses sustained if the investor has sold the property. If there are no defects found in the origination process, we have no commitment to repurchase the loan. As of December 31, 2009 the total principal balance of loans serviced for investors, without recourse under these guarantees totaled $44.4 million. We had no reserves as of December 31, 2009 to cover our loss exposure to loans sold without recourse. Management considers the possibility of the loss potential to be low and not estimatable as the sold loans are well seasoned and continue to perform in accordance with their contractual agreements.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Parent Company Only Financial Statements

Presented below are the condensed balance sheets, statements of operations, and statements of cash flows for First Financial Northwest, Inc.

First Financial Northwest, Inc.
Condensed Balance Sheets

	December 31,
	2009	2008
	(In thousands)
Assets

Cash and cash equivalents	$88	$37
Interest-bearing deposits	47,933	70,539
Investment in First Savings Bank Northwest	164,988	204,744
Investment in First Financial Diversified, Inc.	10,864	9,727
Income tax receivable	9,499	-
Deferred tax assets, net	2,816	4,056
Receivable from subsidiaries	1,884	1,094
Other assets	16	14
Total assets	$238,088	$290,211

Liabilities and Stockholders' Equity
Liabilities:
Income taxes payable	$-	$47
Other liabilities	9,571	56
Stockholders' Equity	228,517	290,108
Total liabilities and stockholders' equity	$238,088	$290,211

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Financial Northwest, Inc.
Condensed Statements of Operations

	Years Ended December 31,		Period From October 9, 2007
	2009	2008	Through December 31. 2007
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposit with banks	$1,071	$1,938	$1,189
Total operating income	1,071	1,938	1,189

Operating expenses:
Contribution to First Financial
Northwest Foundation	-	-	16,928
Other expenses	593	685	363
Total operating expenses	593	685	17,291

Income (loss) before provision (benefit) for federal income
taxes and equity in undistributed earnings of subsidiaries	478	1,253	(16,102)
Provision for federal income tax expense (benefit)	1,377	1,414	(5,756)

Loss before equity in undistributed
earnings (loss) of subsidiaries	(899)	(161)	(10,346)
Equity in undistributed earnings (loss)
of subsidiaries	(39,809)	4,821	(398)
Net income (loss)	$(40,708)	$4,660	$(10,744)

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Financial Northwest, Inc.
Condensed Statements of Cash Flows

	Years Ended December 31,		Period From October 9, 2007
	2009	2008	Through December 31, 2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(40,708)	$4,660	$(10,744)
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Equity in undistributed earnings (loss)
of subsidiaries	39,809	(4,821)	398
Stock options and restricted stock expense	2,037	760	-
Charitable foundation donation	-	-	16,928
Change in deferred tax assets, net	1,240	1,209	(5,265)
Change in receivables from subsidiaries	(790)	(1,094)	-
Release of ESOP shares in excess of loan repayment	-	402	-
Change in other assets	(2)	494	(508)
Change in federal income taxes, net	(9,546)	47	-
Changes in other liabilities	9,515	(249)	305
Net cash provided by operating activities	1,555	1,408	1,114

Cash flows from investing activities
Dividends from holding companies subsequently
closed due to conversion	-	-	4,583
Repayments of ESOP loan	1,127	794	215
Investment in First Savings Bank Northwest	-	-	(95,278)
Investment in First Financial Diversified	(1,000)	(5,000)	-
Net cash provided (used) in investing activities	127	(4,206)	(90,480)

Cash flows from financing activities
Issuance of common stock, net of cost	-	-	190,558
Repurchase and retirement of common stock	(17,838)	(13,455)	-
Repurchase of stock for equity incentive plan	-	(9,292)	-
Dividends paid	(6,399)	(5,071)	-
Net cash provided (used) by financing activities	(24,237)	(27,818)	190,558

Net increase (decrease) in cash	(22,555)	(30,616)	101,192

Cash and cash equivalents at beginning of period	70,576	101,192	-
Cash and cash equivalents at end of year	$48,021	$70,576	$101,192

Noncash Financing Activities:

During 2007, the Company issued 1,692,800 shares of common stock to the Employee Stock Ownership Plan (ESOP) and recorded a note receivable from the ESOP. The note receivable is shown as Unearned ESOP shares in the consolidated balance sheet.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Earnings (Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share. The Company completed its stock conversion on October 9, 2007.

			Period from
	Years Ended December 31,		October 9, 2007 Through
	2009	2008	December 31, 2007
	(Dollars in thousands, except share data)
Net income (loss)	$(40,708)	$4,660	$(10,744)
Weighted-average common shares outstanding	18,664,490	21,080,514	21,160,256
Basic earnings (loss) per share	$(2.18)	$0.22	$(0.51)
Diluted earnings (loss) per share	$(2.18)	$0.22	$(0.51)

All outstanding stock options were not considered in computing dilutive earnings per common share for 2009 and 2008 because they were antidilutive. At December 31, 2007 the Company did not have any additional potential dilutive common shares issuable under the Plan.

Note 16 – Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Unrealized holding gains on
available for sale securities	$708	$3,153	$2,321
Tax effect	248	1,086	790

Net of tax amount	$460	$2,067	$1,531

The components of accumulated other comprehensive income (loss), included in stockholders’ equity, are as follows:

	At December 31,
	2009	2008
	(In thousands)
Net unrealized gains on securities
available for sale	$2,072	$1,365
Tax effect	725	478

Net of tax amount	$1,347	$887

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last two years:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share data)
2009
Total interest income	$16,750	$15,727	$16,221	$16,335
Total interest expense	8,575	8,740	8,572	8,026
Net interest income	8,175	6,987	7,649	8,309
Provision for loan losses	1,544	18,256	7,795	23,705
Net interest income (loss) after
provision for loan losses	6,631	(11,269)	(146)	(15,396)
Total noninterest income	130	(97)	72	1,927
Total noninterest expense (1)	5,144	20,707	4,889	4,327
Income (loss) before provision (benefit) for income taxes	1,617	(32,073)	(4,963)	(17,796)
Provision (benefit) for federal income tax expense	421	(4,076)	(3,304)	(5,548)
Net income (loss)	$1,196	$(27,997)	$(1,659)	$(12,248)

Basic earnings (loss) per share	$0.06	$(1.49)	$(0.09)	$(0.69)
Diluted earnings (loss) per share	$0.06	$(1.49)	$(0.09)	$(0.69)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share data)
2008
Total interest income	$17,269	$17,102	$17,295	$16,935
Total interest expense	9,108	9,037	8,964	8,869
Net interest income	8,161	8,065	8,331	8,066
Provision for loan losses	-	445	3,498	5,500
Net interest income after
provision for loan losses	8,161	7,620	4,833	2,566
Total noninterest income	1,363	(493)	343	(1,013)
Total noninterest expense	2,886	3,786	3,778	4,237
Income (loss) before provision for income taxes	6,638	3,341	1,398	(2,684)
Provision for federal income tax expense	2,166	1,119	443	305
Net income (loss)	$4,472	$2,222	$955	$(2,989)

Basic earnings (loss) per share	$0.21	$0.10	$0.04	$(0.14)
Diluted earnings (loss) per share	$0.21	$0.10	$0.04	$(0.14)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share data)
2007
Total interest income	$15,474	$16,100	$17,258	$17,737
Total interest expense	10,773	11,170	11,327	9,578
Net interest income	4,701	4,930	5,931	8,159
Provision for loan losses	600	375	225	4,800
Net interest income after
provision for loan losses	4,101	4,555	5,706	3,359
Total noninterest income	29	59	48	453
Total noninterest expense (2)	1,824	2,014	2,027	20,104
Income (loss) before provision (benefit) for income taxes	2,306	2,600	3,727	(16,292)
Provision (benefit) for federal income tax expense	548	638	1,030	(5,891)
Net income (loss) (2)	$1,758	$1,962	$2,697	$(10,401)

Basic loss per share (3)	$ N/A	$ N/A	$ N/A	$(0.51)
Diluted loss per share (3)	$ N/A	$ N/A	$ N/A	$(0.51)

(1) Includes a $14.2 million write-off of goodwill related to the acquisition of Executive House, Inc. in 2005.
(2) Includes a one-time contribution of $16.9 million related to the First Financial Northwest Foundation.
(3) Earnings (loss) per share is calculated for the period from October 9, 2007 to December 31, 2007, the period for which the Company was publicly-owned.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") was carried out as of December 31, 2009 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC's rules and forms.

(ii) Internal Control Over Financial Reporting.

(a) Management's report on internal control over financial reporting.

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

First Financial Northwest's management assessed the effectiveness of First Financial Northwest's internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2009, First Financial Northwest's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company=s consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2009, which is included in Item 8. Financial Statements and Supplementary Data.

(b) Attestation report of the registered public accounting firm.

See Item 8. Financial Statements and Supplementary Data.

(c) Changes in internal control over financial reporting.

There were no significant changes in First Financial Northwest's internal control over financial reporting during First Financial Northwest's most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, First Financial Northwest's internal control over financial reporting.

Item 9B.  Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2009 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under the section captioned "Proposal 1 - Election of Directors" in First Financial Northwest's Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders ("Proxy Statement")  is incorporated herein by reference.

For information regarding the executive officers of First Financial Northwest and the Bank, see the information contained herein under the section captioned "Item 1.  Business - Personnel - Executive Officers of the Registrant."

Audit Committee Financial Expert

Our Audit Committee is composed of Directors Dr. Gary F. Kohlwes (Chairman), Gary F. Faull and Joann E. Lee.  Director William A. Longbrake serves in an advisory capacity to the Committee.  Each member of the Audit Committee is "independent" as defined in  listing standards of The Nasdaq Stock Market LLC.  Our Board of Directors has designated Director Joann E. Lee as the Audit Committee financial expert, as defined in the SEC's Regulation S-K.  Director Joann E. Lee is independent as that term is used in Item 407(d)(5)(i)(B) of SEC's regulation S-K.

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

Corporate Governance Policies and Procedures

First Savings Bank has adopted a Code of Conduct and Ethics Policy for Employees, Officers and Directors.  Following the conversion and reorganization, First Financial Northwest will adopt a corporate governance policy and a code of business conduct and ethics.  The corporate governance policy is expected to cover such matters as the following :

●	the duties and responsibilities of each director;
●	the composition, responsibilities and operation of the board of directors;
●	the establishment and operation of board committees, including audit, nominating and compensation committees;
●	succession planning;
●	convening executive sessions of independent directors;

●	the board of directors= interaction with management and third parties; and
●	the evaluation of the performance of the board of directors and the Chief Executive Officer.

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

Compliance with Section 16(a) of the Exchange Act

The information required by this item under the section captioned "Section 16 (a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item under the sections captioned "Executive Compensation" and "Directors' Compensation" in the Proxy Statement are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

The information required by this item under the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

(b)	Security Ownership of Management.

The information required by this item under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

(c)           Changes In Control

First Financial Northwest is not aware of any arrangements, including any pledge by any person of securities of First Financial Northwest, the operation of which may at a subsequent date result in a change in control of First Financial Northwest.

(d)           Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest's equity compensation plans as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2008 Equity Incentive Plan	1,433,524	$9.73	811,756

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,433,524	$9.73	811,756

(Footnote on following page)

____________
(1)
The restricted shares granted under the 2008 Equity Incentive Plan were purchased by First Financial Northwest in open market transactions and subsequently issued to First Financial Northwest=s directors and certain employees.  As of December 31, 2009, there were 754,634 restricted shares granted pursuant to the 2008 Equity Incentive Plan.  As of December 31, 2009 of the 811,756 shares available for future issuance under the 2008 Equity Incentive Plan, 159,478 shares were available for future grants of restricted stock.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item under the sections captioned "Meetings and Committees of the Board of Directors and Corporate Governance - Corporate Governance - Related Party Transactions" and "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Director Independence" in the Proxy Statement are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item under the section captioned "Independent Auditors and Related Fees" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Bylaws of First Financial Northwest (1)
4	Form of stock certificate of First Financial Northwest(1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
10.7	2008 Equity Incentive Plan (3)
10.8	Forms of incentive and non-qualified stock option award agreements (4)
10.9	Form of restricted stock award agreement (4)
14	Code of Business Conduct and Ethics (5)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
23.1	Consent of Independent Registered Public Accounting Firm-KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

_____________
(1)	Filed as an exhibit to First Financial Northwest=s Registration Statement on Form S-1 (333-143539).
(2)	Filed as an exhibit to First Financial Northwest=s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
(3)	Filed as Appendix A to First Financial Northwest=s definitive proxy statement dated April 15, 2008.
(4)	Filed as an exhibit to First Financial Northwest=s Current Report on Form 8-K dated July 1, 2008.
(5)	Filed as an exhibit to First Financial Northwest=s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 10, 2010	By:	/s/ Victor Karpiak
Victor Karpiak
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Victor Karpiak	Chairman of the Board, President and Chief	March 10, 2010
Victor Karpiak	Executive Officer
(Principal Executive Officer)

/s/Kari A. Stenslie	Chief Financial Officer	March 10, 2010
Kari A. Stenslie	(Principal Financial and Accounting Officer)

/s/Harry A. Blencoe	Director	March 10, 2010
Harry A. Blencoe

/s/Joann E. Lee	Director	March 10, 2010
Joann E. Lee

/s/Gary F. Kohlwes	Director	March 10, 2010
Gary F. Kohlwes

/s/Robert L. Anderson	Director	March 10, 2010
Robert L. Anderson

/s/Gerald Edlund	Director	March 10, 2010
Gerald Edlund

/s/Robert W. McLendon	Director	March 10, 2010
Robert W. McLendon

/s/Gary F. Faull	Director	March 10, 2010
Gary F. Faull

/s/William A. Longbrake	Director	March 10, 2010
William A. Longbrake

Exhibit Index

Exhibit No.	Description

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act