Form 10-Q
period 2010-03-31
First Financial Northwest, Inc.
filed 2010-05-07
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 3, 2010, 18,805,168 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

Item 1. Financial Statements

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31,	December 31,
Assets	2010	2009

Cash on hand and in banks	$8,373	$8,937
Interest-bearing deposits	107,326	96,033
Investments available for sale	109,593	97,383
Loans receivable, net of allowance of $36,479 and $33,039	1,016,896	1,039,300
Premises and equipment, net	20,453	19,585
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	4,716	4,880
Federal income tax receivable	12,160	9,499
Deferred tax assets, net	5,415	12,139
Other real estate owned (OREO)	20,500	11,835
Prepaid expenses and other assets	8,384	8,330
Total assets	$1,321,229	$1,315,334

Liabilities and Stockholders' Equity

Deposits	$962,590	$939,423
Advances from the Federal Home Loan Bank	139,900	139,900
Advance payments from borrowers for taxes and insurance	4,509	2,377
Accrued interest payable	402	457
Other liabilities	3,789	4,660
Total liabilities	1,111,190	1,086,817

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 18,805,168 and 18,823,068
shares at March 31, 2010 and December 31, 2009	188	188
Additional paid-in capital	186,415	186,120
Retained earnings, substantially restricted	36,078	55,251
Accumulated other comprehensive income, net of tax	1,465	1,347
Unearned Employee Stock Ownership Plan (ESOP) shares	(14,107)	(14,389)
Total stockholders' equity	210,039	228,517
Total liabilities and stockholders' equity	$1,321,229	$1,315,334

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES Consolidated Statements of Operations
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income
Loans, including fees	$14,594	$15,123
Investments available for sale	1,007	1,625
Federal funds sold and interest-bearing deposits with banks	61	2
Total interest income	$15,662	$16,750
Interest expense
Deposits	6,571	7,329
Federal Home Loan Bank advances	1,023	1,246
Total interest expense	$7,594	$8,575
Net interest income	8,068	8,175
Provision for loan losses	13,000	1,544
Net interest income (loss) after provision for loan losses	$(4,932)	$6,631

Noninterest income
Net gain on sale of investments	—	76
Other	46	54
Total noninterest income	$46	$130

Noninterest expense
Salaries and employee benefits	3,189	3,039
Occupancy and equipment	425	350
Professional fees	459	307
Data processing	170	144
Loss on sale of OREO property, net	437	—
OREO valuation expense	2,271	—
OREO related expenses, net	702	—
FDIC/OTS assessments	580	682
Other general and administrative	634	622
Total noninterest expense	$8,867	$5,144
Income (loss) before provision for federal income taxes	(13,753)	1,617
Provision for federal income taxes	3,999	421
Net income (loss)	$(17,752)	$1,196
Basic earnings (loss) per share	$(1.02)	$0.06
Diluted earnings (loss) per share	$(1.02)	$0.06

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2010
(Dollars in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other	Unearned	Total
		Common	Paid-in	Retained	Comprehensive	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	Income, net of tax	Shares	Equity
Balances at December 31, 2009	18,823,068	$188	$186,120	$55,251	$1,347	$(14,389)	$228,517
Comprehensive loss:
Net loss	—	—	—	(17,752)	—	—	(17,752)
Change in fair value of investments
available for sale, net of tax $63	—	—	—	—	118	—	118
Total comprehensive loss:							(17,634)
Cash dividend declared and paid ($0.085 per share)	—	—	—	(1,421)	—	—	(1,421)
Purchase and retirement of common stock	(17,900)	—	(106)	—	—	—	(106)
Compensation related to stock options
and restricted stock awards	—	—	497	—	—	—	497
Allocation of 28,213 ESOP shares	—	—	(96)	—	—	282	186
Balances at March 31, 2010	18,805,168	$188	$186,415	$36,078	$1,465	$(14,107)	$210,039
See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(17,752)	$1,196
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	13,000	1,544
OREO valuation expense	2,271	—
Loss on sale of OREO property, net	437	—
Depreciation and amortization of premises and equipment	254	197
Net amortization of premiums and discounts on investments	250	146
ESOP expense	186	234
Compensation expense related to stock options and restricted stock awards	497	515
Net realized gain on investments available for sale	—	(76)
Deferred federal income taxes	6,661	412
Changes in operating assets and liabilities:
Other assets	(54)	1,370
Accrued interest receivable	164	(262)
Accrued interest payable	(55)	16
Other liabilities	(871)	596
Federal income taxes	(2,661)	(242)
Net cash provided by operating activities	$2,327	$5,646

Cash flows from investing activities:
Proceeds from sales of investments	—	6,853
Proceeds from sales of OREO's	3,031	—
Principal repayments on investments available for sale	6,657	7,215
Purchases of investments available for sale	(18,936)	(4,671)
Net increase (decrease) in loans receivable	(5,000)	2,451
Purchases of premises and equipment	(1,122)	(353)
Net cash provided (used) by investing activities	$(15,370)	$11,495

Balance, carried forward	$(13,043)	$17,141

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2010	2009
Balance, brought forward	$(13,043)	$17,141
Cash flows from financing activities:
Net increase in deposits	23,167	29,703
Advances from the Federal Home Loan Bank	50,000	15,000
Repayments of advances from the Federal Home Loan Bank	(50,000)	(23,000)
Net increase in advance payments from borrowers for taxes and insurance	2,132	2,013
Repurchase and retirement of common stock	(106)	(7,533)
Dividends paid	(1,421)	(1,667)
Net cash provided by financing activities	$23,772	$14,516

Net increase in cash	10,729	31,657
Cash and cash equivalents:
Beginning of period	104,970	5,756
End of period	$115,699	$37,413

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,649	$8,559
Federal income taxes	$—	$450
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan losses, transferred to OREO	$14,404	$—

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Note 1 – Description of Business

First Financial Northwest, Inc. (“First Financial Northwest” or the “Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or the “Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to First Savings Bank. First Financial Northwest is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family, multifamily, commercial real estate, business, consumer and to a lesser extent, construction/land development loans.

Note 2 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan losses, other real estate owned (“OREO”), deferred tax assets and the fair value of financial instruments.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 3 – Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010 and did not have a significant impact on our consolidated financial statements. See Note 6 – Fair Value.

Note 4 – Investment Securities Available for Sale

Investment securities available for sale are summarized as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and related investments:
Fannie Mae	$58,736	$1,403	$(101)	$60,038
Freddie Mac	32,543	1,128	(54)	33,617
Ginnie Mae	4,809	90	—	4,899
Tax-exempt municipal bonds	4,207	45	(492)	3,760
Taxable municipal bonds	649	—	(11)	638
U.S. Government agencies	1,936	87	—	2,023
Mutual fund (1)	4,460	158	—	4,618
	$107,340	$2,911	$(658)	$109,593

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and related investments:
Fannie Mae	$50,025	$1,267	$(21)	$51,271
Freddie Mac	28,924	1,020	(3)	29,941
Ginnie Mae	5,099	84	—	5,183
Tax-exempt municipal bonds	4,207	49	(484)	3,772
Taxable municipal bonds	650	—	(48)	602
U.S. Government agencies	1,946	57	—	2,003
Mutual fund (1)	4,460	151	—	4,611
	$95,311	$2,628	$(556)	$97,383

(1)	The majority of the fund value is invested in U.S. Government or agency securities with additional holdings of private label mortgage-backed securities.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Investments with unrealized losses at March 31, 2010 and December 31, 2009 by length of time that individual investments have been in a continuous loss position, are as follows:

	March 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Fannie Mae	$12,049	$(101)	$-	$-	$12,049	$(101)
Freddie Mac	4,442	(52)	249	(2)	4,691	(54)
Tax-exempt municipal bonds	-	-	1,617	(492)	1,617	(492)
Taxable municipal bonds	-	-	639	(11)	639	(11)
	$16,491	$(153)	$2,505	$(505)	$18,996	$(658)

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Fannie Mae	$3,255	$(21)	$-	$-	$3,255	$(21)
Freddie Mac	-	-	255	(3)	255	(3)
Tax-exempt municipal bonds	-	-	1,625	(484)	1,625	(484)
Taxable municipal bonds	-	-	602	(48)	602	(48)
	$3,255	$(21)	$2,482	$(535)	$5,737	$(556)

In May 2008, the Board of Trustees of the AMF Ultra Short Mortgage Fund (“Fund”) (a mutual fund) decided to activate the Fund’s redemption-in-kind provision because of the uncertainty in the mortgage-backed securities market. The activation of this provision has limited the options available to the shareholders of the Fund with respect to liquidating their investments. Only the Fund may repurchase the shares in accordance with the terms of the Fund. The Fund is currently closed to new investors, which means that no new investors may buy shares in the Fund. Existing participants are allowed to redeem and receive up to $250,000 in cash per quarter or may receive 100% of their investment in “like kind” securities equal to their proportional ownership in the Fund (i.e. ownership percentage in the Fund times the market value of each of the approximately 150 securities). We have elected to maintain our investment in the mutual fund.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary (“OTTI”) are written down to fair value. For equity securities, the write-down is recorded as a realized loss in “other-than-temporary impairment loss on investments” on the income statement. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated in

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

accordance with the procedures described above. For the quarter ended March 31, 2010, we did not have any OTTI losses on investments.

The amortized cost and estimated fair value of investments, available for sale at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments and the mutual fund, are shown separately.

	March 31, 2010
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$-	$-
Due after one year through five years	1,292	1,367
Due after five years through ten years	685	693
Due after ten years	4,815	4,361
	6,792	6,421

Mortgage-backed investments	96,088	98,554
Mutual fund	4,460	4,618
	$107,340	$109,593

There were no sales of investments during the three months ended March 31, 2010.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Note 5 - Loans Receivable, Net

Loans receivable consist of the following:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential: (1)
Permanent	$474,210	43.65%	$481,046	43.13%
Construction	14,050	1.29	15,685	1.41
	488,260	44.94	496,731	44.54

Multifamily residential:
Permanent	133,989	12.34	128,943	11.56
Construction	18,190	1.67	17,565	1.58
	152,179	14.01	146,508	13.14

Commercial real estate:
Permanent	250,334	23.04	251,185	22.52
Construction	31,599	2.91	31,605	2.83
Land	5,877	0.54	6,206	0.56
	287,810	26.49	288,996	25.91

Speculative construction/land development:
One-to-four family residential	78,043	7.18	95,699	8.58
Multifamily residential	3,624	0.33	3,624	0.33
Commercial	1,125	0.10	1,129	0.10
Land development	56,179	5.17	63,501	5.69
	138,971	12.78	163,953	14.70

Business	347	0.03	353	0.03

Consumer	19,006	1.75	18,678	1.68
Total loans	$1,086,573	100.00%	$1,115,219	100.00%

Less:
Loans in process	30,252		39,942
Deferred loan fees	2,946		2,938
Allowance for loan losses	36,479		33,039
Loans receivable, net	$1,016,896		$1,039,300
____________________________________
(1) Includes $216.5 million and $230.8 million of non-owner occupied loans at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010 and December 31, 2009 there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A summary of changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Beginning balance, January 1, 2010	$33,039	$16,982
Provision for loan losses	13,000	1,544
Charge-offs	(9,682)	(4,232)
Recoveries	122	-
Ending balance, March 31, 2010	$36,479	$14,294

Nonaccrual, impaired and troubled debt restructured loans are as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)

Impaired loans without a valuation allowance	$38,216	$46,282
Impaired loans with a valuation allowance	130,650	109,879
Total impaired loans	$168,866	$156,161

Valuation allowance related to impaired loans	$18,356	$13,432

Average investment of impaired loans	$144,696	$117,644

Interest income recognized on a cash basis on impaired loans	$345	$2,134

Nonperforming assets
90 days or more past due and still accruing	$-	$-
Nonaccrual loans	108,135	94,682
Nonaccrual troubled debt restructured loans	37,783	26,021
Total nonperforming loans	145,918	120,703
Other real estate owned	20,500	11,835
Total nonperforming assets	$166,418	$132,538

Performing troubled debt restructured loans	$22,948	$35,458
Nonaccrual troubled debt restructured loans	37,783	26,021
Total troubled debt restructured loans (1)	$60,731	$61,479
__________________________________________________
(1) Troubled debt restuctured loans are also considered impaired loans and are included in the impaired category at the beginning of the table.

At March 31, 2010, the amounts committed to be advanced in connection with the impaired loans totaled $12.6 million.

Foregone interest on nonaccrual loans for the three months ended March 31, 2010 and 2009 was $797,000 and $1.1 million, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
A summary of our OREO at March 31, 2010 is as follows:

	March 31, 2010		December 31, 2009
	Amount	Number	Amount	Number
	(Dollars in thousands)
Beginning balance, January 1, 2010	$11,835	32	$-	-
Additions	14,404	34	11,835	32
Market value adjustments	(2,271)	N/A	-	N/A
Sales	(3,468)	(7)	-	-
Ending balance, March 31, 2010	$20,500	59	$11,835	32

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

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability using one of the three valuation techniques. Inputs can be observable or unobservable. Observable inputs are those assumptions that market participants would use in pricing the particular asset or liability. These inputs are based on market data and are obtained from an independent source. Unobservable inputs are assumptions based on our own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments
Mortgage-backed investments
Fannie Mae	$60,038	$-	$60,038	$-
Freddie Mac	33,617	-	33,617	-
Ginnie Mae	4,899	-	4,899	-
Tax-exempt municipal bonds	3,760	-	3,760	-
Taxable municipal bonds	638	-	638	-
U.S. Government agencies	2,023	-	2,023	-
Mutual Fund	4,618	4,618	-	-
	$109,593	$4,618	$104,975	$-

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments
Mortgage-backed investments
Fannie Mae	$51,271	$-	$51,271	$-
Freddie Mac	29,941	-	29,941	-
Ginnie Mae	5,183	-	5,183	-
Tax-exempt municipal bonds	3,772	-	3,772	-
Taxable municipal bonds	602	-	602	-
U.S. Government agencies	2,003	-	2,003	-
Mutual Fund	4,611	4,611	-	-
	$97,383	$4,611	$92,772	$-

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	Fair Value Measurements at March 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses (1)
	(In thousands)
Impaired loans including undisbursed but committed funds
of $12.6 million (included in loans receivable, net)	$163,077	$-	$-	$163,077	$4,924
Other real estate owned	20,500	-	-	20,500	2,271
	$183,577	$-	$-	$183,577	$7,195
____________________________________________
(1) This represents the loss for the quarter ended March 31, 2010.

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses (1)
	(In thousands)
Impaired loans including undisbursed but committed funds
of $10.6 million (included in loans receivable, net)	$153,300	$-	$-	$153,300	$4,895
Goodwill impairment	-	-	-	-	14,206
Other real estate owned	11,835	-	-	11,835	-
	$165,135	$-	$-	$165,135	$19,101
____________________________________________
(1) This represents the loss for the year ended December 31, 2009.

Investments available for sale consist primarily of mortgage-backed securities, bank qualified tax-exempt bonds, taxable municipal bonds, a mutual fund and agency securities. The estimated fair value of Level 1 investments, which consists of a mutual fund investment, is based on quoted market prices. The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
	(In thousands)
Assets:
Cash on hand and in banks	$8,373	$8,373	$8,937	$8,937
Interest-bearing deposits	107,326	107,326	96,033	96,033
Investments available for sale	109,593	109,593	97,383	97,383
Loans receivable, net	1,016,896	982,000	1,039,300	1,001,562
Federal Home Loan Bank stock	7,413	7,413	7,413	7,413
Accrued interest receivable	4,716	4,716	4,880	4,880
OREO	20,500	20,500	11,835	11,835
Liabilities:
Deposits	229,524	229,524	225,772	225,772
Certificates of deposit	733,066	749,288	713,651	727,250
Advances from the Federal Home
Loan Bank	139,900	141,685	139,900	140,994
Accrued interest payable	402	402	457	457

Fair value estimates, methods, and assumptions are set forth below for our financial instruments.

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value.

•
Investments: The fair value of all investments excluding Federal Home Loan Bank of Seattle (“FHLB”) stock was based upon quoted market prices. FHLB stock is not publicly-traded, however it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold. The fair value is therefore equal to the book value.

•
Loans receivable: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of fixed-rate loans is estimated using discounted cash flow analysis utilizing current interest rates that would be offered for loans with similar terms to borrowers of similar credit quality. As a result of the current market conditions, cash flow estimates have been further discounted to include a credit factor. The fair value of nonperforming loans is estimated using the fair value of the underlying collateral.

•
Liabilities: The fair value of deposits with no stated maturity, such as statement, NOW, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The fair value of FHLB advances is estimated based on discounting the future cash flows using current interest rates for debt with similar remaining maturities.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Note 7 – Federal Home Loan Bank stock

At March 31, 2010, we held $7.4 million in shares of FHLB stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. As a result of ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios.

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

Under Federal Housing Finance Agency Regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Based upon an analysis by Standard and Poors regarding the Federal Home Loan Banks they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government. The U.S. government would almost certainly support the credit obligations of the FHLB System. We have determined there is not an other-than-temporary impairment on the FHLB stock investment as of March 31, 2010.

Note 8 - Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.

Total compensation cost that has been charged against income for the Plan was $497,000 and $515,000 for the three months ended March 31, 2010 and 2009, respectively, and the related income tax benefit was $174,000 and $180,000 for the three months ended March 31, 2010 and 2009, respectively.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to our directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or 90 days after employment or service ends. We have a policy of issuing new shares upon exercise. At March 31, 2010, remaining options for 861,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The expected volatility is generally based on the historical volatility of our stock price over a specified period of time. Since becoming a publicly-held company in October 2007, the amount of historical stock price information is limited. As a result, we elected to use a weighted-average of our peers’ historical stock prices as well as our own historical stock prices to estimate volatility. We base the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. We elected to use the “Share-Based Payments” method permitted by the Securities and Exchange

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Commission to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between. There were no options granted during the three months ended March 31, 2010.

A summary of our stock option plan awards for the three months ended March 31, 2010 follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,433,524	$9.73	8.52
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	(10,000)	9.78	8.26
Outstanding at March 31, 2010	1,423,524	$9.73	8.28	$-

Expected to vest assuming a 3% forfeiture
rate over the vesting term	1,104,643	$9.73	8.28	$-

Exercisable at March 31, 2010	284,705	$9.73	8.28	$-

As of March 31, 2010, there was $1.7 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.3 years.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to our directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant. The restricted stock awards’ fair value is equal to the value on the date of grant. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At March 31, 2010, remaining restricted awards for 159,478 shares were available to be issued. Shares that have been repurchased totaled 604,987 and are held in trust until they are vested in connection with the agreement.

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2010 follows:

		Weighted-Average Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2010	604,987	$10.22
Granted	-	-
Vested	(6,400)	8.35
Forfeited	-	-
Nonvested at March 31, 2010	598,587	$10.24

Expected to vest assuming a 3% forfeiture
rate over the vesting term	580,627

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

As of March 31, 2010, there was $5.1 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.4 years. The total fair value of shares vested during the quarter ended March 31, 2010 and 2009 was $53,000 and $0, respectively.

Note 9 – Federal Taxes on Income

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal income tax laws and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities.

Our primary deferred tax assets relate to our allowance for loan losses, our contribution to the First Financial Northwest Foundation and our impairment charge relating to our investment in the AMF Ultra Short Mortgage Fund.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized.  At March 31, 2010, we considered positive evidence, which includes $5.4 million of carryback potential and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings.  We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset.  After reviewing and weighing these various factors, we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential.

Note 10 – Earnings (Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share.

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except share data)
Net income (loss)	$(17,752)	$1,196
Weighted-average common shares outstanding	17,383,841	19,315,048
Basic income (loss) per share	$(1.02)	$0.06
Diluted income (loss) per share	$(1.02)	$0.06

All outstanding stock options were not included in computing dilutive earnings (loss) per share for the three months ended March 31, 2010 and 2009 because they were antidilutive.

Note 11 – Segment Information

Our activities are considered to be a single industry segment for financial reporting purposes. We are engaged in the business of attracting deposits from the general public and originating loans for our portfolio in our primary market area. Substantially all income is derived from a diverse base of commercial and residential real estate loans, consumer lending activities and investments.

Note 12 – Subsequent Events

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

On April 14, 2010, in connection with the most recent examination of the holding company by the OTS, the members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement. Under the terms of the agreement, the Company has agreed, among other things, to provide notice to and obtain written non-objection from the OTS prior to the Company (a) declaring a dividend or redeeming any capital stock; and (b) incurring, issuing, renewing or repurchasing any new debt. Further, as a result of the most recent examination of the Bank by the FDIC and the Washington State DFI, the FDIC notified us that we must obtain written non-objection from the FDIC before engaging in any transaction that would materially change the balance sheet composition (including growth in total assets of five percent or more), significantly change funding sources (including using brokered deposits) or declare or pay cash dividends. In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

In light of the continuing challenging operating environment, along with our elevated level of nonperforming assets, delinquencies and adversely classified assets, our recent operating results and the regulatory restrictions recently imposed on us, we expect the Bank to be requested to enter into a formal written enforcement order with the FDIC and the Washington State DFI. We expect that, under this order, the Bank will be required, among other things, to develop and implement plans to reduce concentrations in construction/land development loans; to improve asset quality and credit administration; to reduce classified assets and to improve profitability within specified time frames. See Item 1A, Risk Factors—“Certain regulatory restrictions were recently imposed on us and we expect to be subject to future additional regulatory restrictions and enforcement actions; lack of compliance could result in monetary penalties and/or additional regulatory actions.” We are actively engaged in responding to the concerns raised by our banking regulators.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements:

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may initiate a formal enforcement action against the Company and/or the Bank such as an order to take corrective action and refrain from unsafe and unsound practices which also may require us, among other things, to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to control operating costs and expenses; the use of estimates in determining the fair values of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009. Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Overview

First Savings Bank is a community-based savings bank primarily serving King and, to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family, multifamily, commercial real estate, business, consumer and to a lesser extent construction/land development loans.

Our primary source of revenue is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

An offset to net interest income is the provision for loan losses which represents the quarterly charge to operations which is required to adequately provide for probable losses inherent in our loan portfolio.

Noninterest expense consists primarily of salaries and employee benefits, occupancy and equipment, data processing, marketing, postage and supplies, professional services, expenses associated with OREO and deposit insurance premiums. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement benefits, the equity incentive plan and other employee benefits. Occupancy and equipment expenses consist primarily of real estate taxes, depreciation charges, maintenance and costs of utilities. OREO expenses consist of valuation allowances related to real estate that we own as well as maintenance costs, taxes and insurance and gains/losses resulting from the sale of these properties.

We incurred a net loss for the first quarter ended March 31, 2010 of $17.8 million, or $1.02 per diluted share, as compared to net income of $1.2 million or $0.06 per diluted share for the quarter ended March 31, 2009. The change in operating results in the first quarter of 2010 as compared to the first quarter of 2009 was primarily the result of an $11.5 million increase in the provision for loan losses, a $3.7 million increase in noninterest expense and an increase of $3.6 million in federal income tax expense.

During the quarter ended March 31, 2010, our total loan portfolio decreased $28.6 million or 2.6% from December 31, 2009. The major changes in our loan portfolio for the quarter ended March 31, 2010, were our one-to-four family residential loans decreased $8.5 million or 1.7%, multifamily loans increased $5.7 million or 3.9% and construction/land development loans decreased $25.0 million or 15.2%.

Our loan policy limits the maximum amount of loans we can make to one borrower to 20% of First Savings Bank’s risk-based capital. As of March 31, 2010, the maximum amount which we could lend to any one borrower was $32.1 million based on our policy. Exceptions may be made to this policy with the prior approval of the Executive Committee and ratified by the Board of Directors if the borrower exhibits financial strength or compensating factors to sufficiently offset any weaknesses based on the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations and current payment history.

The five largest borrowing relationships, as of March 31, 2010, in descending order were:

	Aggregate Amount		Number
Borrower (1)	of Loans (2)		of Loans

Real estate builder	$47.0	million (3)	143
Real estate builder	39.7	million (4)	144
Real estate builder	28.2	million	119
Real estate builder	19.2	million (5)	71
Real estate investor	17.6	million	3
Total	$151.7	million	480
_________________
(1) The composition of borrowers represented in the table
may change from one period to the next.
(2) Net of undisbursed funds.
(3) Of this amount, $21.9 million are considered impaired loans.
(4) Of this amount, $21.9 million are considered impaired loans.
(5) Of this amount, $14.8 million are considered impaired loans.

The following table details the breakdown of the types of loans to our top five largest borrowing relationships at March 31, 2010:

	Permanent One-to-Four Family		Permanent Multifamily		Permanent Commercial
	Residential Loans		Loans		Loans		Construction/		Aggregate Amount
Borrower	(Rental Properties)		(Rental Properties)		(Rental Properties)		Land Development (1)		of Loans (1)

Real estate builder (2)	$18.4	million	$-		$0.3	million	$28.3	million	$47.0	million
Real estate builder (3)	26.8	million	-		0.8	million	12.1	million	39.7	million
Real estate builder	18.7	million	1.0	million	0.1	million	8.4	million	28.2	million
Real estate builder (4)	11.0	million	-		-		8.2	million	19.2	million
Real estate investor	-		-		17.6	million	-		17.6	million
Total	$74.9	million	$1.0	million	$18.8	million	$57.0	million	$151.7	million
__________________
(1) Net of undisbursed funds.
(2) Of the $21.9 million loans considered impaired, $3.2 million are one-to-four family residential loans and $18.4 million are construction/land development loans and $0.3 million are commercial loans.
(3) Of the $21.9 million loans considered impaired, $10.4 million are one-to-four family residential loans and $11.5 million are construction/land development loans.
(4) Of the $14.8 million loans considered impaired, $6.7 million are one-to-four family residential loans and $8.1 million are construction/land development loans.

Some of the builders listed in the above tables, as part of their business strategy, retain a certain percentage of their finished homes in their own inventory of permanent investment properties, (i.e. one-to-four family rental properties). These properties are used to enhance the builders’ liquidity through rental income and improve their equity position, long-term, through the appreciation in market value of the property. As part of our underwriting process we review the borrowers’ business strategy to determine the feasibility of the project. Starting in 2008, these builders have taken more rental properties into their portfolio than originally planned as a result of the depressed housing market. For the four builders included in the table above, the total one-to-four family rental properties decreased $800,000, or 1.1% to $74.9 million at March 31, 2010 from $75.7 million at December 31, 2009.

During the first quarter of 2010, we have classified all of the loans to our two largest merchant builders, excluding nearly all of their rental properties, as nonperforming. Both of these builders are current on all of their loan payments. As a result of the prolonged recession, these builders are beginning to experience cash flow difficulties. We are currently establishing workout arrangements with these borrowers to reduce the Bank’s exposure. These loans are included in the one-to-four family residential, construction/land development and commercial portfolios totaling $12.9 million, $29.9 million and $300,000, respectively, at March 31, 2010.

The following table includes construction/land development loans, net of undisbursed funds, by the five counties that contain our largest loan concentrations at March 31, 2010.

					Nonperforming Loans as a
		Percent of	Nonperforming		Percent of Loan
County	Loan Balance (1)	Loan Balance (1)	Loans		Balance (2)
	(Dollars in thousands)
King	$50,433	41.8%	$37,137		73.6%
Pierce	20,155	16.7	9,451		46.9
Kitsap	15,815	13.1	10,366		65.5
Whatcom	11,491	9.5	11,491		100.0
Snohomish	6,767	5.6	4,339	(3)	64.1
All other counties	15,974	13.3	10,232		64.1
Total	$120,635	100.0%	$83,016		68.8%
____________
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

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s ALLL and carrying amounts of other real estate owned. Such agencies may require the financial institution to recognize additions to the allowance based on their judgment and information available to them at the time of their examination. For additional information see the section titled “Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations,” within the section titled “Item 1A. Risk Factors”.

Valuation of OREO and Foreclosed Assets. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly the valuation of OREO is subject to significant external and internal judgment. Any differences between management’s assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into OREO are charged to the allowance for loan losses. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered valuation adjustments and trigger a corresponding charge to noninterest expense in the Consolidated Statement of Operations. Expenses from the maintenance and operations and any gains or losses from the sale of OREO are included in noninterest expense.

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

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

General. Total assets increased $5.9 million, or 0.5%, to $1.3 billion at March 31, 2010 from December 31, 2009. This asset growth was a result of the increases of $10.7 million in cash and interest-bearing deposits and $12.2 million in investment securities. These increases were offset by a decrease in net loans receivable of $22.4 million. Total liabilities were $1.1 billion at March 31, 2010, an increase of $24.4 million or 2.2% from December 31, 2009. The increase in total liabilities was the result of a $23.2 million increase in deposits. Stockholders’ equity decreased $18.5 million, primarily due to the net loss for the quarter ended March 31, 2010 of $17.8 million.

Assets. Total assets increased $5.9 million or 0.5% at March 31, 2010, as compared to December 31, 2009. The following table details the changes in the composition of our assets.

	Balance at	Increase/(Decrease) from	Percentage
	March 31, 2010	December 31, 2009	Increase/(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$8,373	$(564)	(6.31)%
Interest-bearing deposits	107,326	11,293	11.76
Investments available for sale	109,593	12,210	12.54
Loans receivable, net	1,016,896	(22,404)	(2.16)
Premises and equipment, net	20,453	868	4.43
Federal Home Loan Bank
stock, at cost	7,413	-	-
Accrued interest receivable	4,716	(164)	(3.36)
Federal income tax receivable	12,160	2,661	28.01
Deferred tax assets, net	5,415	(6,724)	(55.39)
OREO	20,500	8,665	73.22
Prepaid expenses and other assets	8,384	54	0.65
Total assets	$1,321,229	$5,895	0.45%

Cash and interest-bearing deposits increased $10.7 million to $115.7 million at March 31, 2010 from $105.0 million at December 31, 2009 as a result of a decline in loan demand. Investments available for sale increased $12.2 million, or 12.5% to $109.6 million at March 31, 2010 from $97.4 million at December 31, 2009. During the first quarter of 2010, we purchased $18.9 million of investments primarily in mortgage-backed securities issued by Freddie Mac and Fannie Mae. Net loans receivable decreased $22.4 million or 2.2% to $1.0 billion at March 31, 2010 as compared to December 31, 2009. OREO increased $8.7 million or 73.2% to $20.5 million at March 31, 2010 from $11.8 million at December 31, 2009. The net increase in these asset categories was funded by the increase in deposits of $23.2 million or 2.5% to $962.6 million at March 31, 2010 from $939.4 million at December 31, 2009.

Loan originations for the three months ended March 31, 2010 totaled $29.2 million and included: $10.4 million in one-to-four family mortgages; $6.2 million and $5.2 million in multifamily and commercial real estate loans, respectively; and $5.6 million in construction/land development loans. Included in the one-to-four family residential loan originations are $772,000 of permanent loans where the builders have financed homes that are being rented by third parties. We also originated $1.8 million in consumer loans. Origination activity for the first quarter of 2010 was offset by repayments during the same period of $34.3 million, transfers to OREO of $14.4 million and charge-offs of $9.7 million. The originations in the construction/land development loan portfolio were primarily to our merchant builders so they could continue to complete their projects and utilize their existing land inventory. We are concentrating on working with our existing builders and have not expanded our customer base for this type of lending.

Deposits. During the first quarter of 2010, deposits increased $23.2 million to $962.6 million. The increase in deposits was a result of the strategic pricing of our deposit accounts and our customers’ desire to invest in insured deposit products. While most of our deposit categories increased from December 31, 2009, the increases in certificates of deposit of $19.4 million and money market accounts of $2.9 million comprised the majority of the increase. In an effort to increase our core deposits, we have both competitively priced our deposit products and continued our marketing campaign to attract new customers to the Bank. We did not have any brokered deposits at March 31, 2010 or December 31, 2009. A breakdown of our deposits by type is as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Noninterest-bearing accounts	$5,201	$3,294
NOW accounts	12,728	12,740
Statement savings accounts	14,340	15,423
Money market accounts	197,255	194,315
Certificates of deposit	733,066	713,651
	$962,590	$939,423

Advances. Total advances were $139.9 million at March 31, 2010 and December 31, 2009. We have focused on extending the maturity dates of our advances to reduce our funding costs as a result of the continued low interest rate environment.

Stockholders’ Equity. Total stockholders’ equity decreased $18.5 million, or 8.1%, to $210.0 million at March 31, 2010 from $228.5 million at December 31, 2009. The decrease was primarily the result of our net loss for the first quarter of 2010 of $17.8 million.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General. We incurred a net loss of $17.8 million for the first quarter of 2010, a decrease of $18.9 million from the comparable quarter in the prior year. The decrease in earnings in the first quarter of 2010 as compared to the first quarter of 2009 was primarily the result of a $13.0 million provision for loan losses, $3.4 million in noninterest expense related to our OREO and an additional $7.9 million valuation allowance related to our deferred tax asset.

Net Interest Income. Our net interest income for the quarter ended March 31, 2010 decreased to $8.1 million, as compared to $8.2 million for the same quarter in the prior year, a decrease of $107,000. Interest income for the first quarter of 2010 decreased $1.1 million, or 6.5% to $15.7 million from $16.8 million as compared to the first quarter of 2009. The decline in interest income was offset by a $981,000 decline in interest expense.

The following table sets forth the effects of changes in rates and volumes on our net interest income.

	Three Months Ended March 31, 2010 Increase (Decrease) Due to
	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$(567)	$38	$(529)
Investments available for sale	(142)	(476)	(618)
Federal funds sold and interest-
bearing deposits with banks	41	18	59

Total net change in income on
interest-earning assets	(668)	(420)	(1,088)

Interest-bearing liabilities:
NOW accounts	(7)	5	(2)
Statement savings accounts	(19)	10	(9)
Money market accounts	(227)	365	138
Certificates of deposit	(1,574)	689	(885)
Advances from the Federal
Home Loan Bank	(185)	(38)	(223)

Total net change in expense on
interest-bearing liabilities	(2,012)	1,031	(981)

Net change in net interest income	$1,344	$(1,451)	$(107)

Interest Income. Total interest income for the first quarter of 2010 decreased $1.1 million, or 6.5%, to $15.7 million from $16.8 million as compared to the first quarter of 2009. The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended March 31, 2010 and 2009:

					Increase/
	Three Months Ended March 31,				(Decrease) in
	2010		2009		Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$1,036,148	5.63%	$1,033,521	5.85%	$(529)
Investments available for sale	101,414	3.97	143,539	4.53	(618)
Federal funds sold and interest-bearing
deposits	98,795	0.25	9,492	0.08	59
Federal Home Loan Bank stock	7,413	-	7,413	-	-
Total interest-earning assets	$1,243,770	5.04%	$1,193,965	5.61%	$(1,088)

Interest income from loans decreased $529,000 during the first quarter of 2010 as compared to the same quarter in 2009. The decline in interest income was primarily the result of $797,000 in foregone interest income (interest that has not been accrued on nonperforming loans) during the first quarter of 2010. Interest income on investments available for sale decreased $618,000 to $1.0 million for the quarter ended March 31, 2010 compared to $1.6 million for the comparable quarter in 2009. The primary reason for the decline in interest income from investments was due to the decline in yield to 3.97% in the first quarter of 2010 from 4.53% for the same quarter in

2009 resulting in a $142,000 decrease in interest income and the decline in the average balance of investments available for sale of $42.1 million resulting in a decrease of $476,000 in interest income. Interest earned on federal funds sold and interest-bearing deposits totaled $61,000 for the quarter ended March 31, 2010, an increase of $59,000 from the same quarter in 2009. At the same time, our liquidity in the form of cash, and interest-bearing deposits increased to $115.7 million at March 31, 2010 from $105.0 million at December 31, 2009, as a result of a decline in loan demand.

Average interest-earning assets increased $49.8 million to $1.2 billion for the three months ended March 31, 2010 compared to the same quarter in 2009. Average interest-bearing liabilities increased $140.3 million to $1.1 billion for the first quarter of 2010 compared to $940.5 million for the same quarter in 2009. During the same period, our yield on interest-earning assets decreased 57 basis points while our cost of funds decreased 84 basis points, increasing our interest rate spread for the quarter ended March 31, 2010 by 27 basis points to 2.23% from 1.96% during the same quarter in 2009. Our net interest margin for the first quarter of 2010 decreased to 2.59% as compared to 2.74% for the same quarter last year.

Interest Expense. Total interest expense for the three months ended March 31, 2010 was $7.6 million, a decrease of $981,000 as compared to the first quarter of 2009. The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009		Increase/
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$12,895	0.47%	$9,981	0.68%	$(2)
Statement savings accounts	15,120	1.22	12,824	1.72	(9)
Money market accounts	193,823	1.52	121,445	1.98	138
Certificates of deposit	718,999	3.21	651,902	4.08	(885)
Advances from the Federal Home Loan Bank	139,900	2.92	144,328	3.45	(223)
Total interest-bearing liabilities	$1,080,737	2.81%	$940,480	3.65%	$(981)

The average balance of our money market accounts increased $72.4 million, which resulted in an additional $365,000 of interest expense as compared to the first quarter of 2009. This increase in money market balances was a result of our deposit pricing strategy and the desire of our customers to save more in this challenging economic environment. This increase in interest expense was partially offset by a decrease in the average cost of these funds of 46 basis points or $227,000 less in interest expense for the first quarter of 2010 as compared to the same quarter in 2009. The average cost of our certificates of deposit decreased 87 basis points as compared to the first quarter of 2009 primarily due to maturing certificates repricing to lower rates. This equates to a decline in interest expense of $1.6 million, which was partially offset by an increase in the average balance of certificates of deposit of $67.1 million, which resulted in an additional $689,000 of interest expense. Interest expense related to our average balance of advances from the FHLB decreased $223,000 primarily as a result of the decrease in the cost of funds as we took advantage of extending our borrowings at lower interest rates.

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

During the quarter ended March 31, 2010, management continued to evaluate the adequacy of the allowance for loan losses and concluded that a provision of $13.0 million was required for the quarter. This provision increased the allowance for loan losses to $36.5 million at March 31, 2010 from $33.0 million at December 31, 2009. Charge-offs for the first quarter of 2010 were $9.7 million as compared to $21.8 million for the fourth quarter of 2009. We are continuing to see an increase in the level of nonperforming assets and continued decreases in updated appraised values of real estate collateral securing our nonperforming loans. It is our policy to obtain new appraisals on nonperforming loans every six months or sooner if management believes significant changes have affected market values of these properties. Our total nonperforming loans, net of undisbursed funds, increased $25.2 million at March 31, 2010 to $145.9 million from $120.7 million at December 31, 2009. Nonperforming loans include loans to borrowers who are experiencing deteriorating financial positions. These borrowers may be current on their loan payments but there is doubt as to the ultimate recoverability of the full principal and interest due to the Bank in accordance with the terms of the loan agreement.

The following table presents a breakdown of our nonperforming assets:

	March 31,	December 31,	March 31,	One-Year	One-Year
	2010	2009	2009	Change $	Change %
	(In thousands)
One-to-four family residential (1)	$48,035	$36,874	$16,633	$31,402	188.79%
Commercial real estate	14,108	11,535	9,383	4,725	50.36
Construction/land development	83,016	71,780	54,146	28,870	53.32
Consumer	759	514	50	709	1,418.00
Total nonperforming loans (2)	$145,918	$120,703	$80,212	$65,706	81.92%

Other real estate owned	20,500	11,835	-	20,500	100.00

Total nonperforming assets	$166,418	$132,538	$80,212	$86,206	107.47%
________________________________
(1) The majority of these loans are related to our merchant builders rental properties.
(2) There were no accruing loans which were contractually past due 90 days or more at March 31, 2010 or
December 31, 2009, these loans totaled $12.7 million at March 31, 2009.

The largest addition to nonperforming loans during the first quarter of 2010 was $43.1 million of loans related to our two largest merchant builders who are current on their loan payments. As a result of the prolonged recession, these builders are beginning to experience cash flow difficulties. We are currently establishing workout arrangements with these borrowers to reduce the Bank’s exposure. As a result, we classified these loans as nonperforming at March 31, 2010. These loans are included in the one-to-four family residential, construction/land development and commercial loan portfolios totaling $12.9 million, $29.9 million and $300,000, respectively.

The three largest nonperforming loans in the commercial real estate portfolio at March 31, 2010 consist of a $2.5 million loan secured by an office building in Pierce County, a $2.0 million loan secured by an office building also located in Pierce County and a $1.5 million loan secured by land located in Whatcom County.

During the first quarter of 2010, loans transferred from the nonperforming loan category to OREO totaled $14.4 million. Charge-offs at March 31, 2010 related to the valuation of the OREO inventory to market were $2.3 million. OREO increased $8.7 million or 73.2% to $20.5 million at March 31, 2010 from $11.8 million at December 31, 2009. The majority of this increase was in the construction/land development category. Our recently organized special assets department sold $3.5 million of OREO properties during the first quarter of 2010. We evaluate the market value of our OREO inventory quarterly. This evaluation includes, among other things, obtaining independent appraisals on these properties every six months or sooner if management believes significant changes have affected the market values of these properties. As a result of this evaluation, we expensed $2.3 million related to the decline in the market value of our OREO, net losses from sales of OREO properties of $437,000 and maintenance expenses (which is included in other noninterest expense on the Consolidated Statement of Operations) for the three months ended March 31, 2010.

The following table presents a breakdown of our OREO at March 31, 2010:

	King County	Pierce County	Snohomish County	Kitsap County	All other counties	Total Other Real Estate Owned	Percent of Total Other Real Estate Owned
	(Dollars in thousands)
One-to four-family residential	$1,994	$2,061	$958	$-	$610	$5,623	27.43%
Commercial	188	2,817	-	-	-	3,005	14.66
Construction/land development	7,354	-	2,076	970	1,472	11,872	57.91
Total other real estate owned	$9,536	$4,878	$3,034	$970	$2,082	$20,500	100.00%

The three largest properties included in OREO at March 31, 2010 were a retail commercial building valued at $2.2 million located in Pierce County, a parcel of land valued at $1.6 million intended for multifamily residential development located in King County and developed land ready for residential construction valued at $845,000 located in Snohomish County.

The following table presents a breakdown of our troubled debt restructured loans:

At March 31, 2010		At December 31, 2009
(In thousands)
Nonaccrual troubled debt restructured loans (1)	$37,783	$26,021
Performing troubled debt restructured loans	22,948	35,458
Troubled debt restructured loans	$60,731	$61,479
__________________________________________
(1) Balances represent loans, net of undisbursed funds.

Our troubled debt restructured loans decreased $748,000 to $60.7 million at March 31, 2010 as compared to $61.5 million at December 31, 2009. As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to us to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included lowering the interest rate on the loan for a period of time and/or extending the maturity date of the loan. These modifications are granted only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. Of the $60.7 million in troubled debt restructured loans at March 31, 2010, $22.9 million were classified as performing and $37.8 million were not performing according to their terms.

We believe that the allowance for loan losses as of March 31, 2010 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances, or changes in the underlying collateral of the loan portfolio.

In addition, the determination of the amount of our allowance for loan losses is subject to review by the Bank’s regulators as part of the routine examination process, which may result in the establishment of additional reserves or charge-offs, based upon their judgment of information available to them at the time of their examination.
	At or For the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Provision for loan losses	$13,000	$1,544
Charge-offs	$9,682	$4,232
Recoveries	$122	$-
Allowances for loan losses	$36,479	$14,294
Allowance for loan losses as a percent of total loans outstanding
at the end of the period, net of undisbursed funds	3.45%	1.36%
Allowance for loan losses as a percent of nonperforming loans
at the end of the period, net of undisbursed funds	25.00%	17.82%
Total nonaccrual and 90 days or more past due loans, net of undisbursed funds	$145,918	$80,212
Nonaccrual and 90 days or more past due loans as a
percent of total loans, net of undisbursed funds	13.81%	7.65%
Total loans receivable	$1,056,321	$1,048,185
Total loans originated, net of undisbursed funds	$29,159	$22,236

Noninterest Income. Noninterest income decreased $84,000 to $46,000 for the three months ended March 31, 2010 from the comparable quarter in 2009. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	March 31, 2010	March 31, 2009	Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$19	$2	11.76%
Loan service fees	47	(28)	(37.33)
Gain on sale of investments	-	(76)	(100.00)
Amortization of servicing rights	(36)	18	(33.33)
Other	16	-	-
Total noninterest income	$46	$(84)	(64.62)%

Noninterest income was $46,000 for the quarter ended March 31, 2010, as compared to $130,000 for the same quarter in 2009. The decrease in noninterest income for the quarter was predominately related to an absence of net gain on the sale of investments in the first quarter of 2010 compared to a $76,000 net gain for the quarter ended March 31, 2009.

Noninterest Expense. Noninterest expense increased $3.7 million during the three months ended March 31, 2010 to $8.9 million as compared to $5.1 million for the same quarter in 2009. The following table provides the detail of the changes in noninterest expense:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	March 31, 2010	March 31, 2009	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$3,189	$150	4.94%
Occupancy and equipment	425	75	21.43
Professional fees	459	152	49.51
Data processing	170	26	18.06
Marketing	43	(9)	(17.31)
Office supplies and postage	57	(14)	(19.72)
Loss on sale of OREO property, net	437	437	100.00
OREO valuation expense	2,271	2,271	100.00
OREO related expenses, net	702	702	100.00
FDIC/OTS assessments	580	(113)	(16.31)
Bank and ATM charges	34	(2)	(5.56)
Other	500	48	10.62
Total noninterest expense	$8,867	$3,723	72.38%

The significant increase in noninterest expense for the first quarter of 2010 as compared to the same period in 2009 was a result of increases in OREO related expenses. OREO related expenses increased $3.4 million as compared to the first quarter of 2009. OREO is evaluated on a quarterly basis to determine the fair market value of the real estate at the end of the quarter. During the first quarter of 2010, $2.3 million of noninterest expense was a result of these evaluations. OREO related expenses associated with the sale of the properties was a loss of $437,000 for the first quarter of 2010 and maintenance related expenses were $702,000. We did not have any OREO at March 31, 2009.

Federal Income Tax Expense. Federal income tax expense increased $3.6 million for the three months ended March 31, 2010 to $4.0 million as compared to $421,000 for the three months ended December 31, 2009. The increase in the provision for federal income taxes was principally a result of the increase in the valuation allowance of $7.9 million related to our deferred tax assets at March 31, 2010.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized.  At March 31, 2010, we considered positive evidence, which includes $5.4 million of carryback potential and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings due to market conditions.  We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset.  After reviewing and weighing all of the positive and negative evidence, we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. Historically, we have maintained cash balances above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained. See the “Consolidated Statements of Cash Flows” contained in Item 1 – Financial Statements, included herein.

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At March 31, 2010, certificates of deposit scheduled to mature in one year or less totaled $484.1 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

While our primary source of funds is our deposits, when deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, federal funds purchased, dealer repurchase agreements and brokered deposits, as well as other short-term alternatives. At March 31, 2010, the Bank maintained credit facilities with the FHLB totaling $455.8 million with an outstanding balance of $139.9 million. In addition, we have a line of credit with the Federal Reserve Bank of San Francisco (“FRB”) totaling $164.2 million which could be used for liquidity purposes. There was no balance outstanding for the FRB line of credit at March 31, 2010.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability until the instrument is exercised. At March 31, 2010, we had no commitments to originate loans for sale.

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

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts related to lines of credit and construction loans at March 31, 2010.

		Amount of Commitment Expiration - Per Period
			After	After
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
	(In thousands)

Commitments to originate loans	$2,844	$-	$-	$-	$-
Unused portion of lines of credit	9,088	298	-	2,525	6,265
Undisbursed portion of construction loans	30,252	23,102	6,791	359	-
Total commitments	$42,184	$23,400	$6,791	$2,884	$6,265

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

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively manage our capital levels in order to be considered “well capitalized” in accordance with established regulatory ratios. As of March 31, 2010, we exceeded all regulatory capital ratios. Regulatory capital ratios for the Bank only were as follows as of March 31, 2010: Tier 1 capital 11.33%; Tier 1 (core) risk-based capital 16.43%; and total risk-based capital 17.73%. The regulatory capital ratio requirements to be considered well capitalized are 5%, 6% and 10%, respectively, although the regulators may impose higher capital levels, if warranted. During the quarter ended March 31, 2010, it came to our attention that more current information was required for our multifamily loans to be assigned a risk rating of 50% for capital risk-weighting purposes. As a result, at March 31, 2010, all of our multifamily loans were risk-weighted at 100% for risk-based capital calculations. The effect of this reclassification was a reduction of approximately 130 basis points in our risk-based capital ratios. In addition, the parent company of the Bank had approximately $49.1 million of capital at March 31, 2010.

At March 31, 2010, stockholders’ equity totaled $210.0 million, or 15.9% of total assets. Our book value per share of common stock was $11.17 as of March 31, 2010, as compared to $12.14 as of December 31, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the sensitivity of income and capital to changes in interest rates and other relevant market rates or prices. Our profitability is largely dependent on our net interest income. Consequently, our primary exposure to market risk arises from the interest rate risk inherent in our lending, deposit and borrowing activities. Interest rate risk is the risk to earnings and capital resulting from adverse movements in interest rates. To that end, we actively monitor and manage our exposure to interest rate risk.

A number of measures are utilized to monitor and manage interest rate risk, including net interest income and economic value of equity simulation models. We prepare these models on a quarterly basis for review by our Asset Liability Committee (“ALCO”), senior management and Board of Directors. The use of these models requires us to formulate and apply assumptions to various balance sheet items. Assumptions regarding interest rate risk are inherent in all financial institutions and may include, but are not limited to, prepayment speeds on loans and mortgage-backed securities, cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing, deposit sensitivities, consumer preferences and management’s capital plans. We believe that the data and assumptions used for our models are reasonable representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, these assumptions are inherently uncertain; therefore, the models cannot precisely estimate net interest income or predict the impact of higher or lower interest rates on net interest income. Actual results may differ significantly from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and specific strategies, among other factors.

Asset/Liability Management

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring the asset and liability components to maximize net interest margin, utilize capital effectively and provide adequate liquidity. We rely primarily on our asset/liability structure to control interest rate risk. We assume a high level of interest rate risk as a result of our business model which calls for us to originate and hold fixed-rate single-family loans, which by their nature are longer-term than the short-term liabilities of customer deposits and borrowed funds.

Asset/liability management is the responsibility of the ALCO, which acts within policy directives established by the Board of Directors. This Committee meets monthly to monitor the composition of the balance sheet, to assess projected earnings trends and to formulate strategies consistent with the objectives for liquidity, interest rate risk and capital adequacy. The objectives of asset/liability management are to maximize long-term stockholder returns by optimizing net interest income within the constraints of credit quality, interest rate risk policies, levels of capital, leverage and adequate liquidity. Assets and liabilities are managed by matching maturities and repricing characteristics in a systematic manner.

Net Interest Income

Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Like other financial institutions, we are subject to interest rate risk and expect periodic imbalances in the interest rate sensitivities of our assets and liabilities. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities or vice versa. We principally manage interest rate risk by managing the volume and mix of our interest-earning assets and interest-bearing liabilities.

Our income simulation model, based on information as of March 31, 2010, indicated that our net interest income over the subsequent 12 months was projected to increase in the increasing rate scenarios of 100, 200 and 300 basis points and the decreasing rate scenario of 100 basis points. Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, gradually increase by 100, 200 and 300 basis points over a 12 month period, or decline assuming a gradual 100 basis point reduction in rates. Reductions of rates by 200 and 300 basis points were not reported due to the very low rate environment and the unlikely nature of rates declining that much further. In a rising rate environment we will benefit from higher cost term liabilities repricing to lower rates. This is especially apparent in the second quarter of 2010 when a large quantity of higher cost term liabilities will reprice. Some of our variable rate liabilities are at their floor. Interest expense will not increase until rates rise enough to exceed these floors. Interest income would remain relatively constant due to the fixed-rate nature of our loan portfolio. Although, we will see a slight increase in interest income as our variable rate loans reprice in a rising rate environment. In a declining rate environment, net interest income increases as higher priced term liabilities reprice into lower priced term liabilities while interest income remains flat because of the fixed-rate nature of our loan portfolio.

	March 31, 2010
	Net Interest Income Change
	Basis Point Change in Rates	% Change
	+300	9.27%
	+200	9.98
	+100	9.21
	Base	7.58
	(100)	5.18
(1)	(200)	N/A
(1)	(300)	N/A
_________________
(1)	The current federal funds rate is 0.25%
	making a 200 and 300 basis point drop
	impossible.

The changes indicated by the simulation model represent anticipated changes in net interest income over a 12 month period if rates were to gradually increase or decrease by the specified amount. The simulation assumes that the size of the balance sheet remains stable over the forecasted timeframe, with no growth or contraction regardless of interest rate movements. Additionally, the tendency for loan and investment prepayments to accelerate in falling interest rate scenarios and slow when interest rates rise are incorporated in the model assumptions. Included in the assumptions are increased investment purchases and loan originations at lower interest rate levels to offset accelerated prepayments and, conversely, reduced investment purchases and loan originations when rates increase and prepayments slow.

The rising and falling interest rate scenarios indicate that, if customer loan and deposit preferences do not change in response to further movements of the yield curve, a parallel 300, 200 or 100 basis point increase or a 100 basis point decrease in rates will result in a positive change in net interest income over the 12 month period.

Economic Value of Equity (EVE) Simulation Model Results

The following table illustrates the change in the net portfolio value at March 31, 2010 that would occur in the event of an immediate change in interest rates equally across all maturities. The simulation model results are reported quarterly and are predicated upon a stable balance sheet, with no growth or change in asset or liability mix. Although the net portfolio value measurement provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

The EVE analysis goes beyond simulating net interest income for a specified period to estimating the present value of all financial instruments in our portfolio and analyzing how the economic value of the portfolio would be affected by various alternative interest rate scenarios. The portfolio’s economic value is calculated by generating principal and interest cash flows for the entire life of all assets and liabilities and discounting these cash flows back to their present values. The assumed discount rate used for each projected cash flow is based on a current market rate, such as a FHLB or Treasury curve and from alternative instruments of comparable risk and duration.

				March 31, 2010
					Net Portfolio as % of
Basis Point		Net Portfolio Value (2)			Portfolio Value of Assets		Market Value
Change in Rates		Amount	$ Change	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
(Dollars in thousands)
+300		$139,407	$(64,569)	(31.65)%	11.31%	(4.81)%	$1,232,156
+200		162,147	(41,823)	(20.50)	12.80	(3.12)	1,267,113
+100		184,356	(19,614)	(9.62)	14.14	(1.46)	1,304,178
Base		203,970	-	-	15.20	-	1,341,715
(100)		212,880	8,910	4.37	15.56	0.66	1,367,881
(200)	(1)	N/A	N/A	N/A	N/A	N/A	N/A
(300)	(1)	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The current federal funds rate is 0.25%, making a 200 or 300 basis point decrease in rates impossible.
(2)	The difference between the present value of discounted cash flows for assets and liabilities represents the net portfolio value or the market value of equity.
(3)	Net portfolio value divided by the market value of assets.
(4)	The increase or decrease in the net portfolio value divided by the market value of assets (base case).
(5)	Calculated based on the present value of the discounted cash flows from assets.

In the simulated upward rate shift of the yield curve, the discount rates used to calculate the present value of assets and liabilities will increase, causing the present values of fixed-rate assets to decline and fixed-rate liabilities to increase. Our EVE simulation model results as of March 31, 2010 indicated that if rates increased 100, 200 or 300 basis points the market value of our assets would decrease. This decrease is largely because of the fixed-rate nature of our loan portfolio. The fair value of our equity would also decrease under all three rising rate shift scenarios. The opposite occurs if rates were to decline. The discount rates used to calculate the present value of assets and liabilities will decrease, causing the present value of fixed-rate assets to increase and fixed-rate liabilities to decrease. If rates were to decrease by 100 basis points, the market value of our assets would increase and the fair value of equity would increase.

If interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth previously. Changes in U.S. Treasury rates in the designated amounts accompanied by changes in the shape of the Treasury yield curve could cause changes to the net portfolio value and net interest income other than those indicated previously.

At March 31, 2010, we had no derivative financial instruments, we did not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be our primary risk as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, except that the following risk factors are added to those previously contained in the Form 10-K:

Certain regulatory restrictions were recently imposed on us and we expect to be subject to future additional regulatory restrictions and enforcement actions; lack of compliance could result in monetary penalties and/or additional regulatory actions.

On April 14, 2010, in connection with our most recent examination by the OTS, the members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement (a memorandum of understanding (“MOU”)). Under the terms of the MOU, the Company has agreed, among other things, to provide notice to and obtain written non-objection from the OTS prior to the Company (a) declaring a dividend or redeeming any capital stock; and (b) incurring, issuing, renewing or repurchasing any new debt. Further, as a result of the most recent examination of the Bank by the FDIC and the Washington State DFI, the FDIC notified us that we must obtain written non-objection from the FDIC before engaging in any transaction that would materially change the balance sheet composition (including growth in total assets of five percent or more), significantly change funding sources (including using brokered deposits) or declare or pay cash dividends. In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

In light of the continuing challenging operating environment, along with our elevated level of nonperforming assets, delinquencies, and adversely classified assets, our recent operating results and the regulatory restrictions recently imposed on us, we expect the Bank to be requested to enter into a formal written enforcement order with the FDIC and the Washington State DFI. We expect that, under this order, the Bank will be required, among other things, to develop and implement plans to reduce concentrations in construction/land development loans; to improve asset quality and credit administration, to reduce classified assets and to improve profitability within specified time frames.

This expected enforcement action or any additional enforcement action by any of our regulators could also place additional limitations on our business and adversely affect our ability to implement our business plans. Even though the Bank remains well-capitalized, the regulatory agencies have the authority to restrict our operations to those consistent with adequately capitalized institutions. For example, if the regulatory agencies were to impose such a restriction, we would likely have limitations on our lending activities. The regulatory agencies also have the power to limit the rates paid by the Bank to attract retail deposits in its local markets.

Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the three months ended March 31, 2010 we recorded a provision for loan losses of $13.0 million, compared to $1.5 million for the three months ended March 31, 2009. We also recorded net loan charge-offs of $9.7 million for the three months ended March 31, 2010, compared to $4.2 million for the three months ended March 31, 2009. We are experiencing increasing loan delinquencies and credit losses. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction/land development loans, which represent 49.9% of our nonperforming assets at March 31, 2010. In addition, slowing housing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies. At March 31, 2010 our total nonperforming assets had increased to $166.4 million compared to $80.2 million at March 31, 2009. Further, construction/land development and commercial real estate loans have a higher risk of loss than residential mortgage loans.

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

We may have continuing losses.

We reported a net loss of $17.8 million for the three months ended March 31, 2010 as compared to a net income of $1.2 million for the three months ended March 31, 2009. This loss primarily resulted from our high level of nonperforming assets and the resultant increased provision for loan losses. We may continue to suffer further losses.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	the cash flow of the borrower and/or the project being financed;
•	changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•	the duration of the loan;
•	the credit history of a particular borrower and
•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events;
•	and our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral.

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

Our allowance for loan losses was 3.45% of loans, net of undisbursed funds, and 25.00% of nonperforming loans, net of undisbursed funds, at March 31, 2010. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.

At March 31, 2010, $216.5 million, or 44.3% of our one-to-four family residential mortgage loan portfolio and 19.9% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. At March 31, 2010, nonperforming non-owner occupied residential loans amounted to $37.1 million.  Prior to foreclosure, loans that were classified as non-owner occupied residential properties and are now classified as held as other real estate owned, amounted to $5.5 million at March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s repurchase of equity securities for the first quarter of 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

January 1, 2010 - January 31, 2010	-	$-	-	312,300

February 1, 2010 - February 28, 2010	17,900	5.92	17,900	294,400

March 1, 2010 - March 31, 2010	-	-	-	294,400

Total	17,900	$5.92	17,900	294,400

On February 18, 2009, the Board of Directors approved a second stock repurchase plan for the purchase of up to 2,056,752 shares, or approximately 10% of our outstanding shares of common stock. During the first quarter of 2010, we repurchased 17,900 shares at an average cost per share of $5.92. There are 294,400 shares remaining to be repurchased under this plan at March 31, 2010. No repurchases of stock are anticipated at this time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Bylaws of First Financial Northwest (1)
4	Form of stock certificate of First Financial Northwest (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
10.7	2008 Equity Incentive Plan (3)
10.8	Forms of incentive and non-qualified stock option award agreements (4)
10.9	Form of restricted stock award agreement (4)
14	Code of Business Conduct and Ethics (5)
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
_________________________________
(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143549).
(2)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
(3)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.
(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.
(5)	Filed as an exhibit to First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Northwest, Inc.

Date: May 7, 2010	/s/Victor Karpiak
Victor Karpiak
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010	/s/Kari Stenslie
Kari Stenslie
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

45