Form 10-Q
period 2010-06-30
First Financial Northwest, Inc.
filed 2010-08-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2010, 18,805,168 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

Item 1. Financial Statements

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30,	December 31,
Assets	2010	2009

Cash on hand and in banks	$7,867	$8,937
Interest-bearing deposits	122,944	96,033
Investments available for sale	142,398	97,383
Loans receivable, net of allowance of $29,858 and $33,039	971,710	1,039,300
Premises and equipment, net	20,272	19,585
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	4,813	4,880
Federal income tax receivable	5,379	9,499
Deferred tax assets, net	—	12,139
Other real estate owned, net	16,493	11,835
Prepaid expenses and other assets	7,350	8,330
Total assets	$1,306,639	$1,315,334

Liabilities and Stockholders' Equity

Deposits	$972,099	$939,423
Advances from the Federal Home Loan Bank	139,900	139,900
Advance payments from borrowers for taxes and insurance	2,422	2,377
Accrued interest payable	394	457
Other liabilities	5,032	4,660
Total liabilities	1,119,847	1,086,817

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 18,805,168 and 18,823,068
shares at June 30, 2010 and December 31, 2009	188	188
Additional paid-in capital	186,770	186,120
Retained earnings, substantially restricted	11,197	55,251
Accumulated other comprehensive income, net of tax	2,462	1,347
Unearned Employee Stock Ownership Plan shares	(13,825)	(14,389)
Total stockholders' equity	186,792	228,517
Total liabilities and stockholders' equity	$1,306,639	$1,315,334

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income
Loans, including fees	$14,245	$14,016	$28,839	$29,139
Investments available for sale	1,106	1,691	2,113	3,316
Federal funds sold and interest-bearing deposits with banks	73	20	134	22
Total interest income	$15,424	$15,727	$31,086	$32,477
Interest expense
Deposits	6,322	7,428	12,893	14,757
Federal Home Loan Bank advances	1,035	1,312	2,058	2,558
Total interest expense	$7,357	$8,740	$14,951	$17,315
Net interest income	8,067	6,987	16,135	15,162
Provision for loan losses	26,000	18,256	39,000	19,800
Net interest loss after provision for loan losses	$(17,933)	$(11,269)	$(22,865)	$(4,638)

Noninterest income (loss)
Net gain on sale of investments	—	—	—	76
Other-than-temporary impairment loss on investments	—	(152)	—	(152)
Other	62	55	108	109
Total noninterest income (loss)	$62	$(97)	$108	$33

Noninterest expense
Salaries and employee benefits	2,892	3,037	6,081	6,076
Occupancy and equipment	424	1,293	849	1,643
Professional fees	487	389	946	696
Data processing	172	150	342	294
Loss (gain) on sale of OREO property, net	(14)	—	423	—
OREO market value adjustments	897	—	3,168	—
OREO related expenses, net	708	—	1,410	—
FDIC/OTS assessments	515	896	1,095	1,578
Insurance and bond premiums	150	18	299	36
Goodwill impairment	—	14,206	—	14,206
Other general and administrative	779	718	1,264	1,322
Total noninterest expense	$7,010	$20,707	$15,877	$25,851
Loss before provision (benefit) for federal income taxes	(24,881)	(32,073)	(38,634)	(30,456)
Provision (benefit) for federal income taxes	—	(4,076)	3,999	(3,655)
Net loss	$(24,881)	$(27,997)	$(42,633)	$(26,801)
Basic loss per share	$(1.43)	$(1.49)	$(2.45)	$(1.41)
Diluted loss per share	$(1.43)	$(1.49)	$(2.45)	$(1.41)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2010
(Dollars in thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other	Unearned	Total
		Common	Paid-in	Retained	Comprehensive	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	Income, net of tax	Shares	Equity
Balances at December 31, 2009	18,823,068	$188	$186,120	$55,251	$1,347	$(14,389)	$228,517
Comprehensive loss:
Net loss	—	—	—	(42,633)	—	—	(42,633)
Change in fair value of investments
available for sale, net of tax $601	—	—	—	—	1,115	—	1,115
Total comprehensive loss:							(41,518)
Cash dividend declared and paid ($0.085 per share)	—	—	—	(1,421)	—	—	(1,421)
Purchase and retirement of common stock	(17,900)	—	(106)	—	—	—	(106)
Compensation related to stock options
and restricted stock awards	—	—	978	—	—	—	978
Allocation of 56,426 ESOP shares	—	—	(222)	—	—	564	342
Balances at June 30, 2010	18,805,168	$188	$186,770	$11,197	$2,462	$(13,825)	$186,792

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(42,633)	$(26,801)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Provision for loan losses	39,000	19,800
Goodwill impairment	—	14,206
OREO market value adjustments	3,168	—
Loss on sale of OREO property, net	423	—
Depreciation and amortization of premises and equipment	542	394
Net amortization of premiums and discounts on investments	623	393
ESOP expense	342	468
Compensation expense related to stock options and restricted stock awards	978	1,038
Net realized gain on investments available for sale	—	(76)
Other-than-temporary impairment loss on investments	—	152
Loss on disposal of equipment	—	983
Deferred federal income taxes	11,538	(5,770)
Changes in operating assets and liabilities:
Other assets	980	1,458
Accrued interest receivable	67	145
Accrued interest payable	(63)	36
Other liabilities	372	2,082
Federal income taxes	4,120	1,665
Net cash provided by operating activities	$19,457	$10,173

Cash flows from investing activities:
Proceeds from sales of investments	—	6,853
Capitalized improvements in OREO	(286)	—
Proceeds from sales of OREO properties	9,703	—
Principal repayments on investments available for sale	14,618	18,158
Purchases of investments available for sale	(58,540)	(48,752)
Net (increase) decrease in loans receivable, net	10,924	(9,943)
Purchases of premises and equipment	(1,229)	(2,064)
Net cash used by investing activities	$(24,810)	$(35,748)

Balance, carried forward	$(5,353)	$(25,575)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Balance, brought forward	$(5,353)	$(25,575)
Cash flows from financing activities:
Net increase in deposits	32,676	92,672
Advances from the Federal Home Loan Bank	50,000	16,750
Repayments of advances from the Federal Home Loan Bank	(50,000)	(23,000)
Net increase (decrease) in advance payments from borrowers for taxes and insurance	45	(235)
Repurchase and retirement of common stock	(106)	(7,739)
Dividends paid	(1,421)	(3,254)
Net cash provided by financing activities	$31,194	$75,194

Net increase in cash	25,841	49,619
Cash and cash equivalents:
Beginning of period	104,970	5,756
End of period	$130,811	$55,375

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,014	$17,287
Federal income taxes	$—	$450
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan losses, transferred to OREO	$17,666	$—

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

Note 2 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan losses, other real estate owned (“OREO”), deferred tax assets and the fair value of financial instruments.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 3 – Recent Accounting Pronouncements

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

the gross presentation of  purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010 and did not have a significant impact on our consolidated financial statements. See Note 6 – Fair Value.

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.  ASU No. 2010-09 establishes separate subsequent event recognition criteria and disclosure requirements for SEC filers.  SEC filers are defined in this update as entities that are required to file or to furnish their financial statements with either the SEC or another appropriate agency, (such as the FDIC or Office of Thrift Supervision) under Section 12(i) of the Securities and Exchange Act of 1934, as amended.  Effective with the release date, the financial statements of SEC filers will no longer disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date the financial statements were issued.  The requirement to evaluate subsequent events through the date of issuance is still in place; only the disclosure is affected.  This ASU also removes the requirement to make those disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset, which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under this ASU, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 Loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 Loans that are accounted for individually would continue to be subject to TDR accounting guidance.  A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the ASU. This ASU is effective for the quarter ended September 30, 2010.  Adoption of this ASU is not expected to significantly impact our consolidated financial statements.

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable.  Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required.  The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. Adoption of this ASU is not expected to significantly impact our consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4 – Investment Securities Available for Sale

Investment securities available for sale are summarized as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and related investments:
Fannie Mae	$86,665	$2,258	$(37)	$88,886
Freddie Mac	36,163	1,402	(13)	37,552
Ginnie Mae	4,531	92	—	4,623
Tax-exempt municipal bonds	4,207	61	(376)	3,892
Taxable municipal bonds	649	—	(14)	635
U.S. Government agencies	1,935	194	—	2,129
Mutual fund (1)	4,460	221	—	4,681
	$138,610	$4,228	$(440)	$142,398

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and related investments:
Fannie Mae	$50,025	$1,267	$(21)	$51,271
Freddie Mac	28,924	1,020	(3)	29,941
Ginnie Mae	5,099	84	—	5,183
Tax-exempt municipal bonds	4,207	49	(484)	3,772
Taxable municipal bonds	650	—	(48)	602
U.S. Government agencies	1,946	57	—	2,003
Mutual fund (1)	4,460	151	—	4,611
	$95,311	$2,628	$(556)	$97,383

(1)
Represents an investment in the AMF Ultra Short Mortgage Fund. The majority of the fund value is invested in U.S. Government or agency securities with additional holdings of private label mortgage-backed securities.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Investments with unrealized losses at June 30, 2010 and December 31, 2009 by length of time that individual investments have been in a continuous loss position, are as follows:
	June 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Fannie Mae	$13,421	$(37)	$-	$-	$13,421	$(37)
Freddie Mac	6,388	(10)	241	(3)	6,629	(13)
Tax-exempt municipal bonds	-	-	1,733	(376)	1,733	(376)
Taxable municipal bonds	-	-	635	(14)	635	(14)
	$19,809	$(47)	$2,609	$(393)	$22,418	$(440)

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Fannie Mae	$3,255	$(21)	$-	$-	$3,255	$(21)
Freddie Mac	-	-	255	(3)	255	(3)
Tax-exempt municipal bonds	-	-	1,625	(484)	1,625	(484)
Taxable municipal bonds	-	-	602	(48)	602	(48)
	$3,255	$(21)	$2,482	$(535)	$5,737	$(556)

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

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. For equity securities, the write-down is recorded as a realized loss in “other-than-temporary impairment loss on investments” on the income statement. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated in accordance with the procedures described above. For the quarter and six months ended June 30, 2010, we did not have any OTTI losses on investments.

The amortized cost and estimated fair value of investments, available for sale at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments and the mutual fund, are shown separately.

	June 30, 2010
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$-	$-
Due after one year through five years	1,293	1,380
Due after five years through ten years	1,189	1,193
Due after ten years	4,309	4,083
	6,791	6,656

Mortgage-backed investments	127,359	131,061
Mutual fund	4,460	4,681
	$138,610	$142,398

There were no sales of investments during the three and six months ended June 30, 2010.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 - Loans Receivable, Net

Loans receivable consist of the following:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential (1):
Permanent	$458,010	44.78%	$481,046	43.13%
Construction	11,409	1.12	15,685	1.41
	469,419	45.90	496,731	44.54

Multifamily residential:
Permanent	134,250	13.12	128,943	11.56
Construction	20,439	2.00	17,565	1.58
	154,689	15.12	146,508	13.14

Commercial real estate:
Permanent	250,185	24.46	251,185	22.52
Construction	27,948	2.73	31,605	2.83
Land	6,771	0.66	6,206	0.56
	284,904	27.85	288,996	25.91

Construction/land development:
One-to-four family residential	60,279	5.89	95,699	8.58
Multifamily residential	1,283	0.13	3,624	0.33
Commercial	1,117	0.11	1,129	0.10
Land development	31,859	3.11	63,501	5.69
	94,538	9.24	163,953	14.70

Business	280	0.03	353	0.03

Consumer	19,060	1.86	18,678	1.68
Total loans	$1,022,890	100.00%	$1,115,219	100.00%

Less:
Loans in process	18,497		39,942
Deferred loan fees	2,825		2,938
Allowance for loan losses	29,858		33,039
Loans receivable, net	$971,710		$1,039,300
____________________________________
(1) Includes $213.8 million and $230.8 million of non-owner occupied loans at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010 and December 31, 2009 there were no loans classified as held for sale.

A summary of changes in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Balance at the beginning of the period	$36,479	$14,294	$33,039	$16,982
Provision for loan losses	26,000	18,256	39,000	19,800
Charge-offs	(32,703)	(100)	(42,385)	(4,332)
Recoveries	82	-	204	-
Balance at the end of the period	$29,858	$32,450	$29,858	$32,450

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Nonaccrual, impaired and troubled debt restructured loans are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)

Impaired loans without a valuation allowance	$10,958	$46,282
Impaired loans with a valuation allowance	156,262	109,879
Total impaired loans	$167,220	$156,161

Valuation allowance related to impaired loans	$11,367	$13,432

Average investment of impaired loans	$166,246	$117,644

Interest income recognized on a cash basis on impaired loans	$1,631	$2,134

Nonperforming assets:
90 days or more past due and still accruing	$—	$—
Nonaccrual loans	87,437	94,682
Nonaccrual troubled debt restructured loans (2)	33,208	26,021
Total nonperforming loans	120,645	120,703
Other real estate owned	16,493	11,835
Total nonperforming assets	$137,138	$132,538

Performing troubled debt restructured loans (1)	$46,575	$35,458
Nonaccrual troubled debt restructured loans (2)	33,208	26,021
Total troubled debt restructured loans	$79,783	$61,479
___________________________________________________
(1) Performing troubled debt restructured loans are loans that have been modified due to financial difficulty of the borrower where the borrower has complied with the terms of the loan modification for a minimum of six months.
(2) Troubled debt restuctured loans are also considered impaired loans and are included in the impaired category at the beginning of the table.

At June 30, 2010, the amounts committed to be advanced in connection with the impaired loans totaled $5.7 million as compared to $10.6 million at December 31, 2009.

Foregone interest on nonaccrual loans for the three and six months ended June 30, 2010 was $1.9 million and $3.6 million, respectively. Foregone interest for the same periods in 2009 were $2.2 million and $3.3 million, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A summary of our OREO is as follows:

Six Months Ended			Twelve Months Ended
June 30, 2010			December 31, 2009
Amount		Number of Properties	Amount	Number of Properties
(Dollars in thousands)
Balance at the beginning of the period	$11,835	32	$-	-
Loans transferred to OREO	17,666	40	11,835	32
Capitalized improvements	286	N/A	-	N/A
Market value adjustments	(3,168)	N/A	-	N/A
Dispositions of OREO	(10,126)	(29)	-	-
Balance at the end of the period	$16,493	43	$11,835	32

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments
Mortgage-backed investments
Fannie Mae	$88,886	$-	$88,886	$-
Freddie Mac	37,552	-	37,552	-
Ginnie Mae	4,623	-	4,623	-
Tax-exempt municipal bonds	3,892	-	3,892	-
Taxable municipal bonds	635	-	635	-
U.S. Government agencies	2,129	-	2,129	-
Mutual Fund	4,681	4,681	-	-
	$142,398	$4,681	$137,717	$-

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments
Mortgage-backed investments
Fannie Mae	$51,271	$-	$51,271	$-
Freddie Mac	29,941	-	29,941	-
Ginnie Mae	5,183	-	5,183	-
Tax-exempt municipal bonds	3,772	-	3,772	-
Taxable municipal bonds	602	-	602	-
U.S. Government agencies	2,003	-	2,003	-
Mutual Fund	4,611	4,611	-	-
	$97,383	$4,611	$92,772	$-

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	Fair Value Measurements at June 30, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total (Gains)
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses(1)
	(In thousands)
Impaired loans including undisbursed but committed funds
of $5.7 million (included in loans receivable, net)	$161,538	$-	$-	$161,538	$(2,065)
Other real estate owned	16,493	-	-	16,493	3,168
	$178,031	$-	$-	$178,031	$1,103

(1) This represents the (gain) loss for the quarter
ended June 30, 2010.
	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses (1)
	(In thousands)
Impaired loans including undisbursed but committed funds
of $10.6 million (included in loans receivable, net)	$153,300	$-	$-	$153,300	$4,895
Goodwill impairment	-	-	-	-	14,206
Other real estate owned	11,835	-	-	11,835	-
	$165,135	$-	$-	$165,135	$19,101

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

Loans are considered impaired when, based upon current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The fair value of impaired loans is calculated using the collateral value or the discounted cash flow method. Inputs include appraised values, estimates of certain completion costs and closing and selling costs. Some of these inputs may not be observable in the marketplace.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
	(In thousands)
Assets:
Cash on hand and in banks	$7,867	$7,867	$8,937	$8,937
Interest-bearing deposits	122,944	122,944	96,033	96,033
Investments available for sale	142,398	142,398	97,383	97,383
Loans receivable, net	971,710	949,880	1,039,300	1,001,562
Federal Home Loan Bank stock	7,413	7,413	7,413	7,413
Accrued interest receivable	4,813	4,813	4,880	4,880
OREO	16,493	16,493	11,835	11,835

Liabilities:
Deposits	232,775	232,775	225,772	225,772
Certificates of deposit	739,324	748,496	713,651	727,250
Advances from the Federal Home
Loan Bank	139,900	143,021	139,900	140,994
Accrued interest payable	394	394	457	457

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

•	OREO: The carrying amount represents fair value.

•
Liabilities: The fair value of deposits with no stated maturity, such as statement, NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The fair value of FHLB advances is estimated based on discounting the future cash flows using current interest rates for debt with similar remaining maturities.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 7 – Federal Home Loan Bank stock

At June 30, 2010, we held $7.4 million in shares of FHLB stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. As a result of ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolio.

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

Under Federal Housing Finance Agency Regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Based upon an analysis by Standard and Poors regarding the Federal Home Loan Banks they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government. The U.S. government would almost certainly support the credit obligations of the FHLB System. We have determined there is not an other-than-temporary impairment on the FHLB stock investment as of June 30, 2010.

Note 8 - Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $480,000 and $523,000 for the three months ended June 30, 2010 and 2009, respectively, and the related income tax benefit was $168,000 and $183,000 for the three months ended June 30, 2010 and 2009, respectively.

Total compensation expense for the Plan was $978,000 and $1.0 million for the six months ended June 30, 2010 and 2009, respectively, and the related income tax benefit was $342,000 and $363,000 for the six months ended June 30, 2010 and 2009, respectively.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to our directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or 90 days after employment or service ends. We have a policy of issuing new shares upon exercise. At June 30, 2010, remaining options for 831,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The expected volatility is generally based on the historical volatility of our stock price over a specified period of time. Since becoming a publicly-held

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

company in October 2007, the amount of historical stock price information is limited. As a result, we elected to use a weighted-average of our peers’ historical stock prices as well as our own historical stock prices to estimate volatility. We base the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. We elected to use the “Share-Based Payments” method permitted by the Securities and Exchange Commission to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between. There were 50,000 options granted during the three and six months ended June 30, 2010. The fair value of options granted during the quarter ended June 30, 2010, was determined using the following assumptions as of the grant date.

Annual dividend yield	0.00%
Expected volatility	46.32%
Risk-free interest rate	2.42%
Expected term	6.5 years
Weighted-average grant date fair
value per option granted	$1.28

A summary of our stock option plan awards for the six months ended June 30, 2010 follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2010	1,433,524	$9.73	8.52
Granted	50,000	4.03	9.98
Exercised	-	-	-
Forfeited or expired	(30,000)	9.78	-
Outstanding at June 30, 2010	1,453,524	$9.53	8.10	$-

Expected to vest assuming a 3% forfeiture
rate over the vesting term	1,133,743	$9.49	8.11	$-

Exercisable at June 30, 2010	284,705	$9.73	8.03	$-

As of June 30, 2010, there was $1.6 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.1 years.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to our directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant. The restricted stock awards’ fair value is equal to the value on the date of grant. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At June 30, 2010, remaining restricted awards for 135,478 shares were available to be issued. Shares that have been awarded but have not yet vested in accordance with the agreement are held in trust and totaled 622,587.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A summary of changes in non-vested restricted stock awards for the six months ended June 30, 2010 follows:

		Weighted-Average
		Grant-Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2010	604,987	$10.22
Granted	32,000	4.03
Vested	(6,400)	-
Forfeited	(8,000)	10.35
Non-vested at June 30, 2010	622,587	$9.91

Expected to vest assuming a 3% forfeiture
rate over the vesting term	603,907

As of June 30, 2010, there was $4.8 million of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.3 years. There were no shares vested during the quarters ended June 30, 2010 and 2009.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized.  At June 30, 2010, we considered positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings.  We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset.  After reviewing and weighing these various factors, we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential, resulting in no deferred tax asset at June 30, 2010.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 10 – Earnings (Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share.

		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
		(Dollars in thousands, except share data)
Net loss		$(24,881)	$(27,997)	$(42,633)	$(26,801)
Weighted-average common shares outstanding		17,421,031	18,836,770	17,398,285	19,074,587
	Basic loss per share	$(1.43)	$(1.49)	$(2.45)	$(1.41)
	Diluted loss per share	$(1.43)	$(1.49)	$(2.45)	$(1.41)

For the three and six months ended June 30, 2010, 50,000 stock options were included in calculating the dilutive loss per share. For the same periods in 2009, no stock options were included in the diluted loss per share calculation because they were antidilutive.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements:

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may initiate a formal enforcement action against the Company and/or the Bank such as a cease and desist order to take corrective action and refrain from unsafe and unsound practices which also may require us, among other things, to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to control operating costs and expenses; the use of estimates in determining the fair values of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009. Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Overview

First Savings Bank is a community-based savings bank primarily serving King and, to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family, multifamily, commercial real estate, business, consumer, and to a lesser extent construction/land development loans.

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

We incurred a net loss for the second quarter ended June 30, 2010, of $24.9 million, or $1.43 per diluted share, as compared to a net loss of $28.0 million or $1.49 per diluted share for the quarter ended June 30, 2009. The change in operating results in the second quarter of 2010 as compared to the second quarter of 2009 was primarily the result of a $7.7 million increase in the loan loss provision to $26.0 million offset by a $13.7 million decline in noninterest expense due primarily to a $14.2 million goodwill impairment charge in the second quarter of 2009 with no comparable charge in 2010. In addition, results for the second quarter of 2009 were increased by a $4.1 million federal income tax benefit while there was no comparable tax benefit in the second quarter of 2010. For the six months ended June 30, 2010, the Company incurred a net loss of $42.6 million, or $2.45 per diluted share as compared to a net loss of $26.8 million or $1.41 per diluted share for the comparable period in 2009. The change in operating results for the six months ended June 30, 2010 as compared to the same period last year was primarily the result of a $19.2 million increase in the provision for loan losses to $39.0 million offset by a $10.0 million decline in noninterest expense due primarily to a $14.2 million goodwill impairment charge in the second quarter of 2009 with no comparable charge in 2010. In addition, results for the six months ended June 30, 2009 were increased by a $3.7 million  federal income tax benefit while  there was no comparable tax benefit in the same period of 2010.

During the six months ended June 30, 2010, our total loan portfolio decreased $92.3 million or 8.3% from December 31, 2009 primarily due to a $69.4 million or 42.3% decrease in construction/land development loans. Our one-to-four family residential loans decreased $27.3 million or 5.5%, multifamily loans increased $8.2 million or 5.6% and commercial real estate loans decreased $4.1 million, or 1.4%.

Our loan policy limits the maximum amount of loans we can make to one borrower to 20% of First Savings Bank’s risk-based capital. As of June 30, 2010, the maximum amount which we could lend to any one borrower was $27.0 million based on our policy. Exceptions may be made to this policy with the prior approval of the Executive Committee and ratified by the Board of Directors if the borrower exhibits financial strength or compensating factors to sufficiently offset any weaknesses based on the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations and current payment history.

The five largest borrowing relationships, as of June 30, 2010, in descending order were:

	June 30, 2010 Aggregate Amount		Number
Borrower (1)	of Loans (2)		of Loans

Real estate builder	$38.8	million (3)	147
Real estate builder	29.3	million (4)	128
Real estate builder	27.6	million	113
Real estate investor	17.5	million	3
Real estate investor	17.2	million	41
Total	$130.4	million	432
________________
(1) The composition of borrowers represented in the table
may change from one period to the next.
(2) Net of undisbursed funds.
(3) Of this amount, $36.0 million are considered impaired loans
(of which $13.6 million are performing and $22.4 million are nonperforming).
(4) Of this amount, $26.1 million are considered impaired loans
(of which $12.0 million are performing and $14.1 million are nonperforming).

The total loan balance of our two largest merchant builders decreased $18.6 million to $68.1 million at June 30, 2010 from $86.7 million at March 31, 2010. The decrease was principally the result of $16.1 million in charge-offs.

The following table details the breakdown of the types of loans to our top five largest borrowing relationships at June 30, 2010:

	Permanent One-to-Four Family		Permanent Multifamily		Permanent Commercial
	Residential Loans		Loans		Loans		Construction/		Aggregate Amount
Borrower	(Rental Properties)		(Rental Properties)		(Rental Properties)		Land Development (1)		of Loans (1)

Real estate builder (2)	$18.5	million	$-		$1.7	million	$18.6	million	$38.8	million
Real estate builder (3)	22.7	million	-		0.8	million	5.8	million	29.3	million
Real estate builder	18.2	million	1.0	million	0.1	million	8.3	million	27.6	million
Real estate investor	-		-		17.5	million	-		17.5	million
Real estate investor	11.1	million	5.1	million	1.0	million	-		17.2	million
Total	$70.5	million	$6.1	million	$21.1	million	$32.7	million	$130.4	million
________________
(1) Net of undisbursed funds.
(2) Of the $36.0 million loans considered impaired, $16.3 million are one-to-four family residential loans and $17.9 million are construction/land development loans and $1.7 million are commercial loans.
(3) Of the $26.1 million loans considered impaired, $21.1 million are one-to-four family residential loans and $5.0 million are construction/land development loans.

The two largest builders listed in the above tables, have in the past, retained a certain percentage of their finished homes in their own inventory of permanent investment properties, (i.e. one-to-four family rental properties). These two builders are currently marketing these properties for sale. For the two builders included in the table above, the total one-to-four family rental properties decreased $4.1 million, or 9.0% to $41.2 million at June 30, 2010 from $45.3 million at December 31, 2009, principally as a result of charge-offs during the second quarter of 2010.

We have classified all of the loans to our two largest merchant builders, excluding nearly all of their rental properties, as nonperforming. Both of these builders are current on all of their loan payments. As a result of the prolonged recession, these builders are experiencing cash flow difficulties. We are currently establishing workout arrangements with these borrowers to reduce the Bank’s exposure. These loans are included in the one-to-four family residential, construction/land development and commercial loan portfolios as set forth in the table above.

The following table includes construction/land development loans, net of undisbursed funds, by the five counties that contain our largest loan concentrations at June 30, 2010.

					Nonperforming
					Loans as a
		Percent of	Nonperforming		Percent of Loan
County	Loan Balance (1)	Loan Balance (1)	Loans		Balance (2)
	(Dollars in thousands)
King	$38,484	46.26%	$26,252		68.2%
Pierce	13,738	16.51	7,788		56.7
Kitsap	9,768	11.74	9,017		92.3
Whatcom	4,381	5.27	4,381	(3)	100.0
Snohomish	3,138	3.77	1,782		56.8
All other counties	13,690	16.45	7,775		56.8
Total	$83,199	100.0%	$56,995		68.5%
___________
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

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s ALLL and carrying amounts of OREO. Such agencies may require the financial institution to recognize additions to the allowance based on their judgment and information available to them at the time of their examination. For additional information see the section titled “Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations,” within the section titled “Item 1A. Risk Factors”.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

General. Total assets were $1.3 billion at both June 30, 2010 and December 31, 2009. Increases in cash and interest-bearing deposits of $25.8 million, investments available for sale of $45.0 million and OREO of $4.7 million were offset by decreases in net loans receivable of $67.6 million, federal income tax receivable of $4.1 million and deferred tax assets of $12.1 million. Total liabilities were $1.1 billion at June 30, 2010, an increase of $33.0 million or 3.0% from December 31, 2009. The increase in total liabilities was the result of a $32.7 million increase in deposits. Stockholders’ equity decreased $41.7 million, primarily due to the 2010 year-to-date net loss of $42.6 million.

Assets. Total assets remained relatively unchanged at $1.3 billion at June 30, 2010 and December 31, 2009. The following table details the changes in the composition of our assets.

		Increase/(Decrease)
	Balance at	from	Percentage
	June 30, 2010	December 31, 2009	Increase/(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$7,867	$(1,070)	(11.97) %
Interest-bearing deposits	122,944	26,911	28.02
Investments available for sale	142,398	45,015	46.22
Loans receivable, net	971,710	(67,590)	(6.50)
Premises and equipment, net	20,272	687	3.51
Federal Home Loan Bank
stock, at cost	7,413	-	-
Accrued interest receivable	4,813	(67)	(1.37)
Federal income tax receivable	5,379	(4,120)	(43.37)
Deferred tax assets, net	-	(12,139)	(100.00)
Other real estate owned	16,493	4,658	39.36
Prepaid expenses and other assets	7,350	(980)	(11.76)
Total assets	$1,306,639	$(8,695)	(0.66) %

Cash and interest-bearing deposits increased $25.8 million to $130.8 million at June 30, 2010 from $105.0 million at December 31, 2009, as a result of $9.7 million in sales proceeds from OREO, $69.2 million in loan repayments and a $32.7 million increase in deposits. Investments available for sale increased $45.0 million, or 46.2% to $142.4 million at June 30, 2010 from $97.4 million at December 31, 2009. During the six months ended June 30, 2010, we purchased $58.5 million of investments primarily in mortgage-backed securities issued by Freddie Mac and Fannie Mae. Net loans receivable decreased $67.6 million or 6.5% to $971.7 million at June 30, 2010, from $1.0 billion at December 31, 2009. This decrease in net loans was primarily the result of the $69.4 million decrease in total construction/land development loans. The reduction in this portfolio was achieved by a decrease in new loan originations, cancelling the majority of unfunded land development construction commitments, charging-off $26.3 million during the first six months of 2010 and loan repayments. One-to-four family residential loans decreased $27.3 million as result of loan repayments, lower loan demand and $10.9 million in charge-offs during the six month period ended June 30, 2010. The remainder of the loan portfolio had a net growth of $4.4 million. OREO increased $4.7 million or 39.4% to $16.5 million at June 30, 2010 from $11.8 million at December 31, 2009. During the first six months of 2010, the Company added $14.8 million to its OREO inventory and sold $10.1 million generating a $423,000 loss on these sales. Deposits increased $32.7 million or 3.5% to $972.1 million at June 30, 2010, from $939.4 million at December 31, 2009. The increase in deposits was used to fund the purchases of investments and contributed to the decrease in the costs of funding during the six months ended June 30, 2010 from December 31, 2009.

Loan originations for the six months ended June 30, 2010, totaled $38.7 million and included: $11.6 million in one-to-four family residential loans; $9.1 million and $6.8 million in multifamily and commercial real estate loans, respectively; and $7.7 million in construction/land development loans to fulfill previous commitments to existing customers. We also originated $3.5 million in consumer loans. Origination activity for the first six months of 2010 was offset by repayments during the same period of $69.2 million, transfers to OREO of $17.7 million and charge-offs of $42.4 million. The originations in the construction/land development loan portfolio were primarily to our merchant builders so they could continue to complete their projects and utilize their existing land inventory. We are concentrating on working with our existing builders and have limited new originations. We have not expanded our customer base for this type of lending.

Deposits. During the first six months of 2010, deposits increased $32.7 million to $972.1 million. The increase in deposits was a result of competitive pricing of our deposit accounts. While most of our deposit categories increased from December 31, 2009, the increases in certificates of deposit of $25.7 million and money market accounts of $3.9 million comprised the majority of the increase. In an effort to increase our core deposits, we have both competitively priced our deposit products and continued our marketing campaign to attract new customers to the Bank. We did not have any brokered deposits at June 30, 2010 or December 31, 2009. A breakdown of our deposits by type is as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Noninterest-bearing accounts	$4,697	$3,294
NOW accounts	12,792	12,740
Statement savings accounts	17,057	15,423
Money market accounts	198,229	194,315
Certificates of deposit	739,324	713,651
	$972,099	$939,423

Advances. Total advances were $139.9 million, remaining unchanged at both June 30, 2010 and December 31, 2009.

Stockholders’ Equity. Total stockholders’ equity decreased $41.7 million, or 18.3% to $186.8 million at June 30, 2010 from $228.5 million at December 31, 2009. The decrease was primarily the result of our net loss for the first six months of 2010 of $42.6 million.

Comparison of Operating Results for the Three and Six months Ended June 30, 2010 and 2009

General. We incurred a net loss of $24.9 million for the second quarter of 2010, a decrease of $3.1 million from the comparable quarter in the prior year. Net interest income was $8.1 million for the second quarter of 2010, offset by the provision for loan losses of $26.0 million and noninterest expense of $7.0 million. For the six months ended June 30, 2010, we incurred a net loss of $42.6 million, an increase in the net loss of $15.8 million as compared with the same period in 2009. The increase in net loss was the result of increases in the provision for loan losses of $19.2 million and provision for federal income taxes of $7.7 million offset by a decrease of $10.0 million in noninterest expense.

Net Interest Income. Our net interest income for the quarter ended June 30, 2010, increased $1.1 million to $8.1 million, as compared to $7.0 million for the same quarter in the prior year. Average interest-earning assets increased $2.0 million to $1.3 billion for the three months ended June 30, 2010, compared to the same quarter in 2009. Average total interest-bearing liabilities increased $100.4 million to $1.1 billion for the second quarter of 2010 compared to $1.0 billion for the second quarter of 2009. During the same period our yield on interest-earning assets decreased 11 basis points while our cost of funds decreased 83 basis points. Our interest rate spread for the quarter ended June 30, 2010, increased 72 basis points to 2.26% from 1.54% during the same quarter in 2009. Our net interest margin for the second quarter of 2010 increased 34 basis points to 2.58% from 2.24% for the same quarter last year.

Our net interest income for the six months ended June 30, 2010, increased $973,000 to $16.1 million, as compared to $15.2 million for the same period in 2009. The reason for this increase was a decrease of $2.4 million in interest expense offset by a decrease of $1.4 million in interest income. Average total interest-earning assets increased $25.8 million for the six months ended June 30, 2010, from $1.2 billion for the same period in 2009. Average interest-bearing liabilities increased $120.2 million to $1.1 billion from the first six months of 2009. During the same period, yield on our interest-earning assets decreased 34 basis points while our cost of funds decreased 83 basis points increasing our interest rate spread for the first half of 2010 by 49 basis points to 2.24% from 1.75% for the same period last year. Our net interest margin for the first six months of 2010 increased to 2.59% as compared to 2.48% for the same period last year.

The following table sets forth the effects of changes in rates and volumes on our net interest income.

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Compared to June 30, 2009 Increase (Decrease)			Compared to June 30, 2009 Increase (Decrease)
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$584	$(355)	$229	$49	$(349)	$(300)
Investments available for sale	(206)	(379)	(585)	(347)	(856)	(1,203)
Federal funds sold and interest-
bearing deposits with banks	26	27	53	54	58	112

Total net change in income on
interest-earning assets	404	(707)	(303)	(244)	(1,147)	(1,391)

Interest-bearing liabilities:
NOW accounts	(9)	4	(5)	(15)	8	(7)
Statement savings accounts	(18)	10	(8)	(38)	20	(18)
Money market accounts	(314)	190	(124)	(562)	577	15
Certificates of deposit	(1,639)	670	(969)	(3,226)	1,372	(1,854)
Advances from the Federal
Home Loan Bank	(190)	(87)	(277)	(376)	(124)	(500)

Total net change in expense on
interest-bearing liabilities	(2,170)	787	(1,383)	(4,217)	1,853	(2,364)

Net change in net interest income	$2,574	$(1,494)	$1,080	$3,973	$(3,000)	$973

Interest Income. Total interest income for the second quarter of 2010 decreased $303,000, or 1.9%, to $15.4 million from $15.7 million as compared to the second quarter of 2009. Total interest income for the six months ended June 30, 2010, decreased $1.4 million or 4.3% to $31.1 million from $32.5 million as compared to the six months ended June 30, 2009.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three and six months ended June 30, 2010 and 2009:

					Increase/
	Three Months Ended June 30,				(Decrease) in
	2010		2009		Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$1,005,428	5.67%	$1,033,623	5.42%	$229
Investments available for sale	121,742	3.63	157,047	4.31	(585)
Federal funds sold and interest-bearing					-
deposits	116,145	0.25	50,673	0.16	53
Federal Home Loan Bank stock	7,413	-	7,413	-	-
Total interest-earning assets	$1,250,728	4.93%	$1,248,756	5.04%	$(303)

Interest income from loans increased $229,000 during the second quarter of 2010 as compared to the same quarter in 2009. The increase in loan interest income was primarily the result of the average yield on the loan portfolio increasing 25 basis points for the three months ended June 30, 2010 as compared to the same period in 2009 accounting for $584,000 of the increase. This increase was partially offset by a $28.2 million decrease in the average interest-earning loans resulting in a $355,000 decrease in interest income. The decrease in the average loan portfolio was due to charge-offs recorded in the period and the lack of loan demand. Interest income on investments available for sale decreased $585,000 to $1.1 million for the quarter ended June 30, 2010, compared to $1.7 million for the comparable quarter in 2009. The primary reason for the decline in interest income from investments available for sale was due to the decline in the average balance of investments available for sale of $35.3 million, resulting in a decrease of $379,000 in interest income.  In addition, the yield earned declined to 3.63% during the second quarter of 2010 from 4.31% for the same quarter in 2009, resulting in a $206,000 decrease in interest income.

					Increase/
	Six Months Ended June 30,				(Decrease) in
	2010		2009		Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$1,020,703	5.65%	$1,033,572	5.64%	$(300)
Investments available for sale	111,634	3.79	150,330	4.41	(1,203)
Federal funds sold and interest-bearing
deposits	107,518	0.25	30,196	0.15	112
Federal Home Loan Bank stock	7,413	-	7,413	-	-
Total interest-earning assets	$1,247,268	4.98%	$1,221,511	5.32%	$(1,391)

Interest income from loans decreased $300,000 during the first six months of 2010 compared to the same period in 2009. The decrease in interest income was due to a decrease in average loan balances of $12.9 million resulting in a decrease in interest income of $349,000, partially offset by an increase in average yield of one basis point or $49,000. Interest income on investments available for sale decreased $1.2 million to $2.1 million for the six months ended June 30, 2010 as compared to $3.3 million for the comparable period in 2009. The primary reason for the decline in interest income from investments available for sale was due to the decrease in the average balance which resulted in an $856,000 decrease in interest income. In addition, the yield on investments also decreased 62 basis points resulting in a $347,000 decline in interest income.

Interest Expense. Total interest expense for the three months ended June 30, 2010 was $7.4 million, a decrease of $1.4 million as compared to the second quarter of 2009. Total interest expense for the six months ended June 30, 2010, was $15.0 million, a decrease of $2.3 million from $17.3 million for the same six month period in 2009.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the three and six months ended June 30, 2010 and 2009:
	Three Months Ended June 30,
	2010		2009		Increase/
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$13,046	0.46%	$10,961	0.73%	$(5)
Statement savings accounts	15,474	1.27	13,147	1.73	(8)
Money market accounts	199,557	1.38	162,139	2.00	(124)
Certificates of deposit	732,534	3.04	664,138	3.94	(969)
Advances from the Federal Home Loan Bank	139,900	2.96	149,765	3.50	(277)
Total interest-bearing liabilities	$1,100,511	2.67%	$1,000,150	3.50%	$(1,383)

The average balance of our money market accounts increased $37.4 million, which resulted in an additional $190,000 of interest expense as compared to the second quarter of 2009. This increase in money market balances was a result of our deposit pricing strategy and the desire of our customers to save more in this challenging economic environment. This increase in interest expense was partially offset by a decrease in the average cost of these funds of 62 basis points or $314,000 less in interest expense for the second quarter of 2010 as compared to the same quarter in 2009. The average cost of our certificates of deposit decreased 90 basis points as compared to the second quarter of 2009 primarily due to maturing certificates repricing to lower rates which equates to a decline in interest expense of $1.6 million. The decline in interest expense was offset by an increase in the average balance of certificates of deposit of $68.4 million, which resulted in an additional $670,000 of interest expense. Interest expense related to our average balance of advances from the FHLB decreased $277,000 primarily as a result of the decrease in the cost of funds as we extended our borrowings at lower interest rates.

	Six Months Ended June 30,
	2010		2009		Increase/
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$12,971	0.46%	$10,474	0.71%	$(7)
Statement savings accounts	15,298	1.24	12,986	1.74	(18)
Money market accounts	196,706	1.45	141,904	1.99	15
Certificates of deposit	725,804	3.13	658,053	4.01	(1,854)
Advances from the Federal Home Loan Bank	139,900	2.94	147,062	3.48	(500)
Total interest-bearing liabilities	$1,090,679	2.74%	$970,479	3.57%	$(2,364)

Our interest expense for the six months ended June 30, 2010 decreased $2.4 million to $14.9 million from $17.3 million for the same period in 2009. The average balance of our money market accounts increased $54.8 million, which resulted in an additional $577,000 of interest expense as compared to the same period last year.  This increase in interest expense was almost completely offset by a decrease in the average cost of these funds of 54 basis points or $562,000 less in interest expense for the first six months of 2010 as compared to the same period last year. The average cost of our certificates of deposit for the first half of 2010 decreased 88 basis points compared to the first six months of 2009 resulting in a decline in interest expense of $1.9 million. This decline in interest expense was offset by an increase in the average balance of certificates of deposit of $67.8 million, which resulted in an additional $1.4 million of interest expense. Interest expense related to advances from the FHLB decreased $500,000 for the six months ended June 30, 2010, from the same period in 2009. The average balance of advances and the average cost of funds decreased $7.2 million and 54 basis points, respectively, resulting in this decrease. The decrease in the average balance in advances was due to the Company capitalizing on the lower interest rate environment over the six month period ended June 30, 2010 to increase deposits to generate liquidity to fund the reduction in advances from the FHLB.

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

During the quarter ended June 30, 2010, management continued to evaluate the adequacy of the allowance for loan losses and concluded that a provision of $26.0 million was required for the quarter. Charge-offs for the second quarter of 2010 were $32.7 million as compared to $9.7 million for the first quarter of 2010 and $100,000 for the second quarter ended June 30, 2009. The balance of the allowance for loan losses at June 30, 2010 was $29.9 million, a decrease of $3.1 million from December 31, 2009. Nonperforming assets increased to $137.1 million at June 30, 2010, an increase of $4.6 million from $132.5 million at December 31, 2009. Nonperforming assets decreased $29.3 million at June 30, 2010, as compared to $166.4 million at March 31, 2010. This decrease was achieved by charging-off that portion of the loans that were deemed uncollectible, short sales and loan payoffs. Approximately half of the $32.7 million in charge-offs, during the second quarter of 2010, were related to the decline in the market value of the collateral supporting the lending relationships of two of the Bank's largest merchant builders discussed above coupled with short falls in cash flow related to their rental portfolios. These borrowers were current on their loan payments during the second quarter but have been experiencing cash flow challenges due to the extended economic recession.

During the second quarter of 2010, we charged-off more than our loan loss provision amount for the quarter. Our policy is to charge-off the portion of the loan that we deem is uncollectible. Our analysis includes obtaining a current appraisal in order to validate the current market value of the real estate underlying the loan.  At times we may not have a current appraisal when we perform our quarterly analysis and as a result, we include the amount that is deemed uncollectible in the provision for that quarter based on our internal evaluation. When the appraisal is received and after it has been reviewed internally to verify its validity, we charge-off the amount deemed uncollectible at that time. Some of the charge-offs that were recorded in the second quarter related to provisions that had been recorded in previous quarters.

The following table presents a breakdown of our nonperforming assets:

	June 30,	March 31,	December 31,	Three-Month
	2010	2010	2009	Change $
	(In thousands)

One-to-four family residential (1)	$48,246	$48,035	$36,874	$211
Commercial real estate	14,657	14,108	11,535	549
Construction/land development	56,995	83,016	71,780	(26,021)
Consumer	747	759	514	(12)
Total nonperforming loans (2)	$120,645	$145,918	$120,703	$(25,273)

Other real estate owned	16,493	20,500	11,835	(4,007)

Total nonperforming assets	$137,138	$166,418	$132,538	$(29,280)
________________________________
(1) The majority of these loans are related to our merchant builders rental properties.
(2) There were no loans accruing interest which were contractually past due 90 days or more at the dates indicated.

The three largest nonperforming loans in the commercial real estate portfolio at June 30, 2010, consisted of a $2.0 million loan secured by an office building in Pierce County, a $1.9 million loan secured by an office building also located in Pierce County and a $1.5 million loan secured by land located in Whatcom County.

The three largest nonperforming, construction/land development loans include a $4.4 million loan on a 34-acre, 251-unit development in Whatcom County. The project consists of 77 detached condominium lots (single-family residences) and vacant land for 174 attached units (multifamily). All of the ground work has been completed and the property is ready for construction although no vertical construction has taken place.  The second largest nonperforming, construction/land development loan is a $2.5 million loan on a 24-unit residential subdivision in Thurston County.  All of the houses are finished and nine homes have been sold. We are in the process of obtaining deeds in lieu of foreclosure on the remaining 15 houses. The third largest nonperforming, construction/land development loan is a $1.9 million loan secured by 46 completed lots and two partially completed houses in Pierce County. At this time, we have no intention of providing additional construction funds except for funds to finish the two homes under construction.

During the second quarter, we obtained appraisals on the majority of the properties securing our nonperforming loans. We obtain appraisals on our nonperforming loans once per year or sooner if management believes significant changes have affected market values of the underlying properties. During the second quarter we received appraisals on nearly all of the properties underlying the loans to our two largest merchant builder relationships. Consequently, we have charged-off $32.7 million, of which $17.4 million was related to raw land. Loans on raw land comprised 3.77% of our total loan portfolio at June 30, 2010, down from 6.25% at December 31, 2009. We continue to work with these borrowers to reduce the Bank’s loss exposure.

The following table presents a breakdown of our OREO at June 30, 2010:

	King County	Pierce County	Snohomish County	Kitsap County	All other counties	Total Other Real Estate Owned	Percent of Total Other Real Estate Owned
	(Dollars in thousands)
One-to-four family residential	$1,369	$1,473	$332	$-	$510	$3,684	22.34%
Commercial	-	2,523	-	-	-	2,523	15.30
Construction/land development	4,968	1,208	1,842	970	1,298	10,286	62.36
Total other real estate owned	$6,337	$5,204	$2,174	$970	$1,808	$16,493	100.00%

OREO decreased $4.0 million or 19.5% to $16.5 million at June 30, 2010 from $20.5 million at March 31, 2010. OREO at December 31, 2009 was $11.8 million. During the second quarter of 2010, loans transferred from the nonperforming loan category to OREO totaled $3.3 million. Capital improvements related to OREO were $286,000 for the three months ended June 30, 2010. We sold $6.7 million of OREO during the second quarter of 2010 which was comprised of 22 properties and generated a net gain of $14,000. We evaluate the market value of our OREO inventory quarterly. As a result of this evaluation, we expensed $897,000 related to the decline in the market value of our OREO as of June 30, 2010. Additional expenses related to OREO were $708,000 for the second quarter of 2010.

The three largest properties included in OREO at June 30, 2010 were a retail commercial building valued at $2.0 million located in Pierce County, a parcel of land valued at $1.6 million intended for multifamily residential development located in King County and a parcel of land with some improvements intended for a multifamily residential development valued at $1.2 million located in Pierce County. The $2.0 million retail commercial building is under contract to sell which is scheduled to close in the third quarter of 2010.

During the second half of 2010 we will focus our efforts on converting our nonperforming loans to OREO through foreclosure or deeds in lieu of foreclosure. These properties consist primarily of non-owner occupied and completed one-to-four family residential homes. By taking ownership of these properties, it will allow us to convert these nonearning assets to earning assets on a more timely basis.

The following table presents a breakdown of our troubled debt restructured loans:

	At June 30,	At December 31,
	2010	2009
	(In thousands)
Performing troubled debt restructured loans	$46,575	$35,458
Nonaccrual troubled debt restructured loans (1)	33,208	26,021
Troubled debt restructured loans	$79,783	$61,479
____________________________________________
(1) Balances represent loans, net of undisbursed funds.

Our troubled debt restructured loans increased $18.3 million to $79.8 million at June 30, 2010 as compared to $61.5 million at December 31, 2009. As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to us to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included lowering the interest rate on the loan for a period of time and/or extending the maturity date of the loan or allowing interest only payments for a period of time. On rare occasions, we have pooled loans from an existing relationship, adjusted the interest rates on the loans in order to ensure the loans debt service is sufficient and charged-off the uncollectible balance of the loans. These modifications are granted only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. Of the $79.8 million in troubled debt restructured loans at June 30, 2010, $46.6 million were classified as performing and $33.2 million were not performing according to their terms.

We believe that the allowance for loan losses as of June 30, 2010 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our allowance for loan losses is subject to review by the Bank’s regulators as part of the routine examination process, which may result in the establishment of additional reserves or charge-offs, based upon their judgment of information available to them at the time of their examination.

	At or For the Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)

Provision for loan losses	$39,000	$19,800
Charge-offs	$42,385	$4,332
Recoveries	$204	$-
Allowance for loan losses	$29,858	$32,450
Allowance for loan losses as a percent of total loans outstanding
at the end of the period, net of undisbursed funds	2.97%	3.06%
Allowance for loan losses as a percent of nonperforming loans
at the end of the period, net of undisbursed funds	24.75%	25.07%
Total nonaccrual and 90 days or more past due loans, net of undisbursed funds	$120,645	$129,428
Nonaccrual and 90 days or more past due loans as a
percent of total loans, net of undisbursed funds	12.01%	12.20%
Total loans receivable, net of undisbursed funds	$1,004,393	$1,060,506
Total loans originated, net of undisbursed funds	$38,665	$78,411

Noninterest Income. Noninterest income increased $159,000 to $62,000 for the three months ended June 30, 2010 from a loss of $97,000 in the comparable quarter in 2009. Noninterest income for the six months ended

June 30, 2010 increased $75,000 to $108,000 from $33,000 for the same period in 2009. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2010	June 30, 2009	Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$34	$1	3.03%
Loan service fees	42	(23)	(35.38)
Other-than-temporary impairment on investments	-	152	(100.00)
Amortization of servicing rights	(36)	22	(37.93)
Other	22	7	46.67
Total noninterest income	$62	$159	(163.92)%

The increase in noninterest income was the result of no OTTI charge on investments available for sale recorded during the three months ended June 30, 2010 as compared to $152,000 recorded in the second quarter of 2009.

	Six Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2010	June 30, 2009	Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$53	$4	8.16%
Loan service fees	89	(51)	(36.43)
Gain on sale of investments	-	(76)	(100.00)
Other-than-temporary impairment on investments	-	152	(100.00)
Amortization of servicing rights	(72)	39	(35.14)
Other	38	7	22.58
Total noninterest income	$108	$75	227.27%

Noninterest income was $108,000 for the six months ended June 30, 2010, as compared to $33,000 for the same period in 2009, primarily due to the absence of OTTI charges as discussed above. In addition, during the first six months of 2009, we recorded a net gain on the sale of investments of $76,000 as compared to no gain occurring during the same period of 2010.

Noninterest Expense. Noninterest expense decreased $13.7 million during the quarter ended June 30, 2010 to $7.0 million as compared to $20.7 million for the same quarter in 2009. Noninterest expense for the six months ended June 30, 2010 decreased $10.0 million to $15.9 million from $25.9 million for the six months ended June 30, 2009.

The following table provides the detail of the changes in noninterest expense:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2010	June 30, 2009	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$2,892	$(145)	(4.77)%
Occupancy and equipment	424	(869)	(67.21)
Professional fees	487	98	25.19
Data processing	172	22	14.67
Marketing	78	(5)	(6.02)
Office supplies and postage	74	23	45.10
Gain on sale of OREO property, net	(14)	(14)	(100.00)
OREO valuation expense	897	897	100.00
OREO related expenses, net	708	592	510.34
FDIC/OTS assessments	515	(381)	(42.52)
Goodwill	-	(14,206)	(100.00)
Bank and ATM charges	35	-	-
Insurance/Bond premiums	150	132	733.33
Other	592	159	36.72
Total noninterest expense	$7,010	$(13,697)	(66.15)%

The decrease in noninterest expense for the second quarter of 2010 as compared to the same period in 2009 was a result of the decrease in occupancy and equipment expense of $983,000 due to the write-off of the remaining book value of our lending center building during the second quarter of 2009 with no comparable write-off during the same quarter in 2010. OREO related expenses incurred during the second quarter of 2010 were $1.6 million with no related expenses in the comparable period in 2009. During the second quarter of 2009, we wrote-off $14.2 million in goodwill impairment with no similar charge for the same quarter in 2010.

	Six Months	Increase/(Decrease)
	Ended	from	Percentage
	June 30, 2010	June 30, 2009	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$6,081	$5	0.08%
Occupancy and equipment	849	(794)	(48.33)
Professional fees	946	250	35.92
Data processing	342	48	16.33
Marketing	121	(14)	(10.37)
Office supplies and postage	131	9	7.38
Loss on sale of OREO property, net	423	423	100.00
OREO valuation expense	3,168	3,168	100.00
OREO related expenses, net	1,410	1,294	1,115.52
FDIC/OTS assessments	1,095	(483)	(30.61)
Goodwill	-	(14,206)	(100.00)
Bank and ATM charges	69	(2)	(2.82)
Insurance/Bond premiums	299	262	708.11
Other	943	66	7.53
Total noninterest expense	$15,877	$(9,974)	(38.58)%

 The decrease in noninterest expense was related to the $14.2 million goodwill impairment charge recorded in the second quarter of 2009 with no comparable charge during the same period in 2010, offset by $5.0 million of OREO related expenses and net losses recorded during the six months ended June 30, 2010 with no related expenses recorded for OREO during the same period of 2009.

Federal Income Tax Expense. We have utilized all the tax benefits available to us, as a result, no tax benefit was recorded for the second quarter of 2010.

Federal income tax expense increased $7.7 million for the six months ended June 30, 2010 to $4.0 million as compared to a $3.7 million tax benefit for the six months ended June 30, 2009. The increase in the provision for federal income taxes was principally a result of the increase in the valuation allowance of $16.6 million related to our deferred tax asset at June 30, 2010.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized.  At June 30, 2010, we considered positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings due to market conditions.  We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset.  After reviewing and weighing all of the positive and negative evidence, we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential, resulting in no deferred tax asset at June 30, 2010.

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

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At June 30, 2010, certificates of deposit scheduled to mature in one year or less totaled $374.5 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

While our primary source of funds is our deposits, when deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, federal funds purchased, dealer repurchase agreements and brokered deposits, as well as other short-term alternatives. At June 30, 2010, the Bank maintained credit facilities with the FHLB totaling $408.9 million with an outstanding balance of $139.9 million. In addition, we have a line of credit with the Federal Reserve Bank of San Francisco (“FRB”) totaling $89.7 million which could be used for liquidity purposes. There was no balance outstanding for the FRB line of credit at June 30, 2010.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability until the instrument is exercised. At June 30, 2010, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts related to lines of credit and construction loans at June 30, 2010.

		Amount of Commitment Expiration - Per Period
			After	After
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
	(In thousands)

Commitments to originate loans	$13,905	$13,905	$-	$-	$-
Unused portion of lines of credit	9,423	358	-	2,603	6,462
Undisbursed portion of construction loans	18,497	14,432	3,565	500	-
Total commitments	$41,825	$28,695	$3,565	$3,103	$6,462

We are from time to time involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on our financial position, results of operation or liquidity.

Among our contingent liabilities are exposures to limited recourse arrangements with respect to sales of whole loans and participation interests.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively manage our capital levels in order to be considered “well capitalized” in accordance with established regulatory ratios. As of June 30, 2010, we exceeded all regulatory capital ratios. Regulatory capital ratios for the Bank only were as follows as of June 30, 2010: Tier 1 capital 9.40%; Tier 1 (core) risk-based capital 14.49%; and total risk-based capital 15.78%. The regulatory capital ratio requirements to be considered well capitalized are 5%, 6% and 10%, respectively, although the regulators may impose higher capital levels, if warranted. In addition, the parent company of the Bank had approximately $49.8 million of capital at June 30, 2010.

At June 30, 2010, stockholders’ equity totaled $186.8 million, or 14.3% of total assets. Our book value per share of common stock was $9.93 as of June 30, 2010, as compared to $12.14 as of December 31, 2009.

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

Asset/Liability Management

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring the asset and liability components to maximize net interest margin, utilize capital effectively and provide adequate liquidity. We rely primarily on our asset/liability structure to control interest rate risk. We assume a high level of interest rate risk as a result of our business model which calls for us to originate and hold fixed-rate, single-family loans, which by their nature are longer-term than the short-term liabilities of customer deposits and borrowed funds.

Asset/liability management is the responsibility of the ALCO, which acts within policy directives established by the Board of Directors. This Committee meets monthly to monitor the composition of the balance sheet, to assess projected earnings trends and to formulate strategies consistent with the objectives for liquidity, interest rate risk and capital adequacy. The objectives of asset/liability management are to maximize long-term stockholder returns by optimizing net interest income within the constraints of credit quality, interest rate risk policies, capital levels, leverage and adequate liquidity. Assets and liabilities are managed by matching maturities and repricing characteristics in a systematic manner.

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

Our income simulation model, based on information as of June 30, 2010, indicated that our net interest income over the subsequent 12 months was projected to increase in the increasing rate scenarios of 100, 200 and 300 basis points and the decreasing rate scenario of 100 basis points. Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, gradually increase by 100, 200 and 300 basis points over a 12 month period, or decline assuming a gradual 100 basis point reduction in rates. Reductions of rates by 200 and 300 basis points were not reported due to the very low rate environment and the unlikely nature of rates declining that much further. In a rising rate environment we achieve an increase in net interest income due to our interest earning deposits repricing upwards, a high dollar amount of higher cost term liabilities repricing to lower rates in the next quarter and a variable rate deposit pricing strategy where the increase in rates paid on some deposit products is projected to be less than the increase in market interest rates. Interest income would remain relatively constant due to the fixed-rate nature of our loan portfolio. Although, we will see a slight increase in interest income as our variable rate loans reprice in a rising rate environment. In a declining rate environment, net interest income increases as higher priced term liabilities reprice into lower priced term liabilities while interest income remains flat because of the fixed-rate nature of our loan portfolio.

	June 30, 2010
	Net Interest Income Change
	Basis Point Change in Rates	% Change
	+300	6.51%
	+200	6.17
	+100	5.58
	Base	3.88
	(100)	1.21
(1)	(200)	N/A
(1)	(300)	N/A
_______________________
(1)	The current federal funds rate is 0.25%
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

Economic Value of Equity (EVE) Simulation Model Results

The following table illustrates the change in the net portfolio value at June 30, 2010 that would occur in the event of an immediate change in interest rates equally across all maturities. The simulation model results are reported quarterly and are predicated upon a stable balance sheet, with no growth or change in asset or liability mix. Although the net portfolio value measurement provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

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

				June 30, 2010
					Net Portfolio as % of
Basis Point		Net Portfolio Value (2)			Portfolio Value of Assets		Market Value
Change in Rates		Amount	$ Change	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
			(Dollars in thousands)
+300		$120,522	$(69,168)	(36.46)%	9.94%	(5.23)%	$1,212,690
+200		146,008	(43,682)	(23.03)	11.64	(3.30)	1,253,960
+100		169,064	(20,626)	(10.87)	13.10	(1.56)	1,290,668
Base		189,690	-	-	14.34	-	1,322,815
(100)		207,887	18,197	9.59	15.39	1.38	1,350,401
(200)	(1)	N/A	N/A	N/A	N/A	N/A	N/A
(300)	(1)	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The current federal funds rate is 0.25%, making a 200 or 300 basis point decrease in rates impossible.
(2)	The difference between the present value of discounted cash flows for assets and liabilities represents the net portfolio value or the market value of equity.
(3)	Net portfolio value divided by the market value of assets.
(4)	The increase or decrease in the net portfolio value divided by the market value of assets (base case).
(5)	Calculated based on the present value of the discounted cash flows from assets.

In the simulated upward rate shift of the yield curve, the discount rates used to calculate the present value of assets and liabilities will increase, causing the present values of fixed-rate assets to decline and fixed-rate liabilities to increase. Our EVE simulation model results as of June 30, 2010 indicated that if rates increased 100, 200 or 300 basis points the market value of our assets would decrease. This decrease is largely because of the fixed-rate nature of our loan portfolio. The fair value of our equity would also decrease under all three rising rate shift scenarios. The opposite occurs if rates were to decline. The discount rates used to calculate the present value of assets and liabilities will decrease, causing the present value of fixed-rate assets to increase and fixed-rate liabilities to decrease. If rates were to decrease by 100 basis points, the market value of our assets would increase and the fair value of equity would increase.

If interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth previously. Changes in U.S. Treasury rates in the designated amounts accompanied by changes in the shape of the Treasury yield curve could cause changes to the net portfolio value and net interest income other than those indicated previously.

At June 30, 2010, we had no derivative financial instruments, we did not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be our primary risk as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

Item 4. Controls and Procedures

The management of First Financial Northwest, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (Exchange Act). A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2010 we recorded a provision for loan losses of $39.0 million, compared to $19.8 million for the six months ended June 30, 2009. We also recorded net loan charge-offs of $42.2 million for the six months ended June 30, 2010, compared to $4.3 million for the six months ended June 30, 2009. We are experiencing loan delinquencies and credit losses. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction/land development and one-to-four family loans, which represent 87.2% of our nonperforming loans at June 30, 2010. In addition, slowing housing sales have been a contributing factor to the increase in nonperforming loans as well as the increase in delinquencies. At June 30, 2010 our total nonperforming assets had increased to $137.1 million compared to $129.4 million at June 30, 2009. Further, construction/land development and commercial real estate loans have a higher risk of loss than residential mortgage loans.

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

We may have continuing losses.

We reported a net loss of $42.6 million for the six months ended June 30, 2010 as compared to a net loss of $26.8 million for the six months ended June 30, 2009. This loss primarily resulted from our high level of nonperforming assets and the resultant increased provision for loan losses. We may continue to suffer further losses.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience and certain macroeconomic factors based on management’s expectations of future events and
•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral.

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

Our allowance for loan losses was 2.97% of loans, net of undisbursed funds, and 24.75% of nonperforming loans, net of undisbursed funds, at June 30, 2010. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.

At June 30, 2010, $213.8 million, or 45.6% of our one-to-four family residential mortgage loan portfolio and 20.9% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. At June 30, 2010, nonperforming non-owner occupied residential loans amounted to $36.5 million. Prior to foreclosure, loans that were classified as non-owner occupied residential properties and are now classified as OREO, amounted to $3.6 million at June 30, 2010.

We may be impacted by the recent legislation passed in July 2010 - Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010.  Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law.  Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole or on our business results of operations and financial condition.  The Act, among other things:

•	Increases the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes the basis for determining FDIC premiums from deposits to assets;

•
Creates a new consumer financial protection bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•	Provides for new disclosure and other requirements relating to executive compensation and corporate governance;

•
Provides mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•
Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	Permanently increases the deposit insurance coverage to $250,000 and allows depository institutions to pay interest on checking accounts; and

•
Merges the Office of Thrift Supervision within eighteen months into the Office of Comptroller of the Currency and transfers the supervision of savings and loan holding companies to the Federal Reserve.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of equity securities in the second quarter of 2010.

On February 18, 2009, the Board of Directors approved a second stock repurchase plan for the purchase of up to 2,056,752 shares, or approximately 10% of our outstanding shares of common stock. During the first quarter of 2010, we repurchased 17,900 shares at an average cost per share of $5.92. There are 294,400 shares remaining to be repurchased under this plan at June 30, 2010. No repurchases of stock are anticipated at this time.

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

First Financial Northwest, Inc.

Date: August 5, 2010	/s/Victor Karpiak
Victor Karpiak
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2010	/s/Kari Stenslie
Kari Stenslie
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act
31.2	Certification of Chief Financial Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

50