Form 10-Q
period 2010-09-30
First Financial Northwest, Inc.
filed 2010-11-05
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2010, 18,805,168 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

Item 1. Financial Statements
FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30,	December 31,
Assets	2010	2009

Cash on hand and in banks	$7,809	$8,937
Interest-bearing deposits	132,058	96,033
Investments available for sale	157,563	97,383
Loans receivable, net of allowance of $28,400 and $33,039	915,562	1,039,300
Premises and equipment, net	20,077	19,585
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	4,711	4,880
Federal income tax receivable	5,720	9,499
Deferred tax assets, net	—	12,139
Other real estate owned, net	22,927	11,835
Prepaid expenses and other assets	6,617	8,330
Total assets	$1,280,457	$1,315,334

Liabilities and Stockholders' Equity

Deposits	$952,748	$939,423
Advances from the Federal Home Loan Bank	143,066	139,900
Advance payments from borrowers for taxes and insurance	4,506	2,377
Accrued interest payable	395	457
Other liabilities	5,073	4,660
Total liabilities	1,105,788	1,086,817

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 18,805,168 and 18,823,068
shares at September 30, 2010 and December 31, 2009	188	188
Additional paid-in capital	187,069	186,120
Retained earnings (deficit), substantially restricted	(874)	55,251
Accumulated other comprehensive income, net of tax	1,828	1,347
Unearned Employee Stock Ownership Plan shares	(13,542)	(14,389)
Total stockholders' equity	174,669	228,517
Total liabilities and stockholders' equity	$1,280,457	$1,315,334

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income
Loans, including fees	$13,677	14,376	$42,516	43,515
Investments available for sale	1,254	1,813	3,367	5,129
Federal funds sold and interest-bearing deposits with banks	80	32	214	54

Total interest income	$15,011	$16,221	$46,097	$48,698
Interest expense
Deposits	5,563	7,262	18,456	22,019
Federal Home Loan Bank advances	1,057	1,310	3,115	3,868

Total interest expense	$6,620	$8,572	$21,571	$25,887

Net interest income	8,391	7,649	24,526	22,811

Provision for loan losses	12,000	7,795	51,000	27,595

Net interest loss after provision for loan losses	$(3,609)	$(146)	$(26,474)	$(4,784)

Noninterest income
Net gain (loss) on sale of investments	—	(2)	—	74
Other-than-temporary impairment loss on investments	—	—	—	(152)
Other	38	74	146	183

Total noninterest income	$38	$72	$146	$105

Noninterest expense
Salaries and employee benefits	3,258	3,077	9,339	9,153
Occupancy and equipment	411	343	1,260	1,986
Professional fees	664	332	1,610	1,028
Data processing	191	178	533	472
Loss (gain) on sale of OREO property, net	(205)	—	218	—
OREO market value adjustments	2,016	—	5,184	—
OREO related expenses, net	962	37	2,372	152
FDIC/OTS assessments	910	352	2,005	1,930
Insurance and bond premiums	150	17	449	54
Goodwill impairment	—	—	—	14,206
Other general and administrative	143	553	1,407	1,759

Total noninterest expense	$8,500	$4,889	$24,377	$30,740

Loss before provision (benefit) for federal income taxes	(12,071)	(4,963)	(50,705)	(35,419)

Provision (benefit) for federal income taxes	—	(3,304)	3,999	(6,959)

Net loss	$(12,071)	$(1,659)	$(54,704)	$(28,460)

Basic loss per share	$(0.69)	(0.09)	(3.14)	(1.50)

Diluted loss per share	$(0.69)	(0.09)	(3.14)	(1.50)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2010
(Dollars in thousands, except share data)
(Unaudited)
					Accumulated
			Additional	Retained	Other	Unearned	Total
		Common	Paid-in	Earnings	Comprehensive	ESOP	Stockholders'
	Shares	Stock	Capital	(Deficit)	Income, net of tax	Shares	Equity
Balances at December 31, 2009	18,823,068	$188	$186,120	$55,251	$1,347	$(14,389)	$228,517
Comprehensive loss:
Net loss	--	--	--	(54,704)	--	--	(54,704)
Change in fair value of investments
available for sale	--	--	--	--	481	--	481
Total comprehensive loss:							(54,223)
Cash dividend declared and paid ($0.085 per share)	--	--	--	(1,421)	--	--	(1,421)
Purchase and retirement of common stock	(17,900)	--	(106)	--	--	--	(106)
Compensation related to stock options
and restricted stock awards	--	--	1,441	--	--	--	1,441

Allocation of 84,640 ESOP shares	--	--	(386)	--	--	847	461

Balances at September 30, 2010	18,805,168	$188	$187,069	$(874)	$1,828	$(13,542)	$174,669

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(54,704)	(28,460)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Provision for loan losses	51,000	27,595
Goodwill impairment	—	14,206
OREO market value adjustments	5,184	—
Loss on sale of OREO property, net	218	—
Depreciation and amortization of premises and equipment	829	596
Net amortization of premiums and discounts on investments	1,119	785
ESOP expense	461	676
Compensation expense related to stock options and restricted stock awards	1,441	1,569
Net realized gain on investments available for sale	—	(74)
Other-than-temporary impairment loss on investments	—	152
Loss on disposal of equipment	—	983
Deferred federal income taxes	11,878	(5,806)
Changes in operating assets and liabilities:
Other assets	1,713	1,321
Accrued interest receivable	169	267
Accrued interest payable	(62)	44
Other liabilities	413	2,410
Federal income taxes	3,779	(1,602)
Net cash provided by operating activities	$23,438	$14,662

Cash flows from investing activities:
Proceeds from sales of investments	—	6,853
Capitalized improvements in OREO	(488)	—
Proceeds from sales of OREO properties	18,837	—
Principal repayments on investments available for sale	23,851	32,180
Purchases of investments available for sale	(84,408)	(60,081)
Net (increase) decrease in loans receivable, net	37,895	(48,320)
Purchases of premises and equipment	(1,321)	(5,162)
Net cash used by investing activities	$(5,634)	$(74,530)

Balance, carried forward	$17,804	$(59,868)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Balance, brought forward	$17,804	(59,868)
Cash flows from financing activities:
Net increase in deposits	13,325	116,730
Advances from the Federal Home Loan Bank	53,173	16,750
Repayments of advances from the Federal Home Loan Bank	(50,007)	(23,000)
Net increase (decrease) in advance payments from borrowers for taxes and insurance	2,129	1,630
Repurchase and retirement of common stock	(106)	(9,945)
Dividends paid	(1,421)	(4,839)
Net cash provided by financing activities	$17,093	$97,326

Net increase in cash	34,897	37,458
Cash and cash equivalents:
Beginning of period	104,970	5,756
End of period	$139,867	$43,214

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,633	25,843
Federal income taxes	$—	450
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan losses, transferred to OREO	$34,843	—

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

Note 2 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan losses, other real estate owned (“OREO”), deferred tax assets and the fair value of financial instruments.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 3 – Recent Accounting Pronouncements

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

the gross presentation of  purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010 and did not have a significant impact on our consolidated financial statements. See Note 6 – Fair Value.

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.  ASU No. 2010-09 establishes separate subsequent event recognition criteria and disclosure requirements for SEC filers.  SEC filers are defined in this update as entities that are required to file or to furnish their financial statements with either the SEC or another appropriate agency, (such as the FDIC or Office of Thrift Supervision) under Section 12(i) of the Securities and Exchange Act of 1934, as amended.  Beginning in February 2010, the financial statements of SEC filers will no longer disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date the financial statements were issued.  The requirement to evaluate subsequent events through the date of issuance is still in place; only the disclosure is affected.  This ASU also removes the requirement to make those disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset, which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under this ASU, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 Loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 Loans that are accounted for individually would continue to be subject to TDR accounting guidance.  A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the ASU. This ASU is effective for the quarter ended September 30, 2010.  Adoption of this ASU did not significantly impact our consolidated financial statements.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 4 – Investment Securities Available for Sale

Investment securities available for sale are summarized as follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and related investments:
Fannie Mae	$99,211	$1,762	$(342)	$100,631
Freddie Mac	40,067	1,091	(105)	41,053
Ginnie Mae	4,351	109	0	4,460
Tax-exempt municipal bonds	4,207	81	(298)	3,990
Taxable municipal bonds	648	12	0	660
U.S. Government agencies	1,805	232	0	2,037
Mutual fund (1)	4,460	272	0	4,732
	$154,749	$3,559	$(745)	$157,563

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed and related investments:
Fannie Mae	$50,025	$1,267	$($21)	$51,271
Freddie Mac	28,924	1,020	($3)	29,941
Ginnie Mae	5,099	84	$0	5,183
Tax-exempt municipal bonds	4,207	49	($484)	3,772
Taxable municipal bonds	650	—	($48)	602
U.S. Government agencies	1,946	57	$0	2,003
Mutual fund (1)	4,460	151	$0	4,611
	$95,311	$2,628	$($556)	$97,383

(1)	Represents an investment in the AMF Ultra Short Mortgage Fund. The majority of the fund value is invested in U.S. Government or agency securities.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Investments with unrealized losses at September 30, 2010 and December 31, 2009 by length of time that individual investments have been in a continuous loss position, are as follows:

	September 30, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Fannie Mae	$45,381	$(342)	$-	$-	$45,381	$(342)
Freddie Mac	15,824	(105)	154	-	15,978	(105)
Tax-exempt municipal bonds	-	-	1,810	(298)	1,810	(298)
Taxable municipal bonds	-	-	-	-	-	-
	$61,205	$(447)	$1,964	$(298)	$63,169	$(745)

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Fannie Mae	$3,255	$(21)	$-	$-	$3,255	$(21)
Freddie Mac	-	-	255	(3)	255	(3)
Tax-exempt municipal bonds	-	-	1,625	(484)	1,625	(484)
Taxable municipal bonds	-	-	602	(48)	602	(48)
	$3,255	$(21)	$2,482	$(535)	$5,737	$(556)

On September 30, 2010, the Board of Trustees of the AMF Ultra Short Mortgage Fund (“Fund”) (a mutual fund) decided to remove the Fund’s redemption-in-kind provision.  Originally this provision was invoked because of the uncertainty in the mortgage-backed securities market. The activation of this provision limited the options available to the shareholders of the Fund with respect to liquidating their investments. Only the Fund may repurchase the shares in accordance with the terms of the Fund. The Fund was closed to new investors. Existing participants, at that time, were allowed to redeem and receive up to $250,000 in cash per quarter or could receive 100% of their investment in “like kind” securities equal to their proportional ownership in the Fund (i.e. ownership percentage in the Fund times the market value of each of the approximately 150 securities). Now that the provision has been lifted, we are able to sell any portion of our ownership in the Fund.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. For equity securities, the write-down is recorded as a realized loss in “other-than-temporary impairment loss on investments” on the statement of operations. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

estimated cash flows. The accretion of the OTTI amount recorded in OCI will increase the carrying value of the investment, and would not affect earnings. If there is an indication of additional credit losses the security is re-evaluated in accordance with the procedures described above. For the quarter and nine months ended September 30, 2010, we did not have any OTTI losses on investments.

The amortized cost and estimated fair value of investments, available for sale at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments and the mutual fund, are shown separately.

	September 30, 2010
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$-	$-
Due after one year through five years	1,173	1,269
Due after five years through ten years	1,179	1,213
Due after ten years	4,308	4,205
	6,660	6,687

Mortgage-backed investments	143,629	146,144
Mutual fund	4,460	4,732
	$154,749	$157,563

There were no sales of investments during the three and nine months ended September 30, 2010.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 - Loans Receivable, Net

Loans receivable consist of the following:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential (1):
Permanent	$424,959	44.18%	$481,046	43.13%
Construction	6,648	0.69	15,685	1.41
	431,607	44.87	496,731	44.54

Multifamily residential:
Permanent	137,842	14.34	128,943	11.56
Construction	19,364	2.01	17,565	1.58
	157,206	16.35	146,508	13.14

Commercial real estate:
Permanent	241,996	25.16	251,185	22.52
Construction	31,112	3.24	31,605	2.83
Land	6,474	0.67	6,206	0.56
	279,582	29.07	288,996	25.91

Construction/land development:
One-to-four family residential	42,266	4.40	95,699	8.58
Multifamily residential	1,283	0.13	3,624	0.33
Commercial	1,108	0.12	1,129	0.10
Land development	29,173	3.03	63,501	5.69
	73,830	7.68	163,953	14.70

Business	323	0.03	353	0.03

Consumer	19,239	2.00	18,678	1.68
Total loans	$961,787	100.00%	$1,115,29	100.00%

Less:
Loans in process	15,138		39,942
Deferred loan fees	2,687		2,938
Allowance for loan losses	28,400		33,039

Loans receivable, net	$915,562		$1,039,30

(1) Includes $191.7 million and $230.8 million of non-owner occupied loans at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010 and December 31, 2009 there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A summary of changes in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Balance at the beginning of the period	$29,858	32,450	33,039	16,982
Provision for loan losses	12,000	7,795	51,000	27,595
Charge-offs	(14,121)	($9,154)	(56,506)	($13,486)
Recoveries	663	43	867	43
Balance at the end of the period	$28,400	$31,134	$28,400	$31,134

Nonaccrual, impaired and troubled debt restructured loans are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)

Impaired loans without a valuation allowance	$13,201	$46,282
Impaired loans with a valuation allowance	123,134	109,897
Total impaired loans	$136,335	$156,161

Valuation allowance related to impaired loans	$9,513	$13,432

Average investment of impaired loans	$151,627	$117,644

Interest income recognized on a cash basis on impaired loans	$2,205	$2,134

Nonperforming assets:
90 days or more past due and still accruing	$—	$—
Nonaccrual loans	65,056	94,682
Nonaccrual troubled debt restructured loans (1)	28,387	26,021
Total nonperforming loans	93,443	120,703
Other real estate owned	22,927	11,835
Total nonperforming assets	$116,370	$132,538

Performing troubled debt restructured loans (2)	$42,891	$35,458
Nonaccrual troubled debt restructured loans (1)	28,387	26,021
Total troubled debt restructured loans	$71,278	$61,479

(1) Troubled debt restuctured loans are also considered impaired loans and are included in the impaired category at the beginning of the table.

(2) Performing troubled debt restructured loans are loans that have been modified due to financial difficulty of the borrower where the borrower has complied with the terms of the loan modification for a minimum of six months.

At September 30, 2010, the amounts committed to be advanced in connection with the impaired loans totaled $2.6 million as compared to $10.6 million at December 31, 2009.

Foregone interest on nonaccrual loans for the three and nine months ended September 30, 2010 was $1.5 million and $5.1 million, respectively. Foregone interest for the same periods in 2009 were $2.1 million and $5.4 million, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A summary of our OREO is as follows:

	Nine Months Ended		Twelve Months Ended
	September 30, 2010		December 31, 2009
	Amount	Number of Properties	Amount	Number of Properties
	(Dollars in thousands)
Balance at the beginning of the period	$11,835	32	$-	-
Loans transferred to OREO	34,843	121	11,835	32
Capitalized improvements	488	N/A	-	N/A
Market value adjustments	(5,184)	N/A	-	N/A
Dispositions of OREO	(19,055)	(52)	-	-
Balance at the end of the period	$22,927	101	$11,835	32

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

All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy:

·	Level 1 –	Quoted prices for identical instruments in active markets.
·	Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.
·	Level 3 –	Instruments whose significant value drivers are unobservable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

    The tables below present the balances of assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments
Mortgage-backed investments
Fannie Mae	$100,631	$-	$100,631	$-
Freddie Mac	41,053	-	41,053	-
Ginnie Mae	4,460	-	4,460	-
Tax-exempt municipal bonds	3,990	-	3,990	-
Taxable municipal bonds	660	-	660	-
U.S. Government agencies	2,037	-	2,037	-
Mutual Fund	4,732	4,732	-	-
	$157,563	$4,732	$152,831	$-

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments
Mortgage-backed investments
Fannie Mae	$51,271	$-	$51,271	$-
Freddie Mac	29,941	-	29,941	-
Ginnie Mae	5,183	-	5,183	-
Tax-exempt municipal bonds	3,772	-	3,772	-
Taxable municipal bonds	602	-	602	-
U.S. Government agencies	2,003	-	2,003	-
Mutual Fund	4,611	4,611	-	-
	$97,383	$4,611	$92,772	$-

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	Fair Value Measurements at September 30, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total (Gains)
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses(1)
	(In thousands)
Impaired loans including undisbursed but committed funds of $2.6 million (included in loans receivable, net)	$129,434	$-	$-	$129,434	$(3,919)
Other real estate owned	22,927	-	-	22,927	5,184
	$152,361	$-	$-	$152,361	$1,265

(1) This represents the (gain) loss for the quarter ended September 30, 2010.

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses (1)
	(In thousands)
Impaired loans including undisbursed but committed funds of $10.6 million (included in loans receivable, net)	$153,300	$-	$-	$153,300	$4,895
Goodwill impairment	-	-	-	-	14,206
Other real estate owned	11,835	-	-	11,835	-
	$165,135	$-	$-	$165,135	$19,101

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
	(In thousands)
Assets:
Cash on hand and in banks	$7,809	$7,809	$8,937	$8,937
Interest-bearing deposits	132,058	132,058	96,033	96,033
Investments available for sale	157,563	157,563	97,383	97,383
Loans receivable, net	915,562	897,583	1,039,300	1,001,562
Federal Home Loan Bank stock	7,413	7,413	7,413	7,413
Accrued interest receivable	4,711	4,711	4,880	4,880
OREO	22,927	22,927	11,835	11,835
Liabilities:
Deposits	233,532	233,532	225,772	225,772
Certificates of deposit	719,216	738,391	713,651	727,250
Advances from the Federal Home
Loan Bank	143,066	146,629	139,900	140,994
Accrued interest payable	395	395	457	457

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 7 – Federal Home Loan Bank stock

At September 30, 2010, we held $7.4 million in shares of FHLB stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. As a result of ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolio.

On October 25, 2010, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator, the Federal Housing Finance Agency (FHFA). The Consent Order sets forth requirements for capital management, asset composition, and other operational and risk management improvements. Additionally, the FHFA and the FHLB have agreed to a Stabilization Period that ends upon the filing of the FHLB’s June 30, 2011 financial statement. During this period, the FHLB's classification as undercapitalized will remain in place. Subsequently, the FHLB may begin repurchasing member stock at par and paying dividends, upon achieving and maintaining financial thresholds established by the FHFA as part of the agency’s supervisory process, subject to the FHFA's approval.

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

Under Federal Housing Finance Agency Regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. Based upon an analysis by Standard and Poors regarding the Federal Home Loan Banks they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government. We believe the U.S. government would almost certainly support the credit obligations of the FHLB System. We have determined there is not an other-than-temporary impairment on the FHLB stock investment as of September 30, 2010.

Note 8 - Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $464,000 and $530,000 for the three months ended September 30, 2010 and 2009, respectively, and the related income tax benefit was $162,000 and $186,000 for the three months ended September 30, 2010 and 2009, respectively.

Total compensation expense for the Plan was $1.4 and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively, and the related income tax benefit was $504,000 and $549,000 for the nine months ended September 30, 2010 and 2009, respectively.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to our directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant. These option awards have a vesting period of five years, with 20% vesting on

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

the anniversary date of each grant date and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or 90 days after employment or service ends. We have a policy of issuing new shares upon exercise. At September 30, 2010, remaining options for 866,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The expected volatility is generally based on the historical volatility of our stock price over a specified period of time. Since becoming a publicly-held company in October 2007, the amount of historical stock price information is limited. As a result, we elected to use a weighted-average of our peers’ historical stock prices as well as our own historical stock prices to estimate volatility. We base the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. We elected to use the “Share-Based Payments” method permitted by the Securities and Exchange Commission to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between. There were no options granted during the third quarter ended September 30, 2010.

A summary of our stock option plan awards for the nine months ended September 30, 2010 follows:

			Weighted-Average	Aggregate
		Weighted-Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term in Years	Value

Outstanding at January 1, 2010	1,433,524	$9.73	8.52	1.93
Granted	50,000	4.03	9.73	1.28
Exercised	-	-	-	-
Forfeited or expired	(65,000)	9.78	-	1.92
Outstanding at September 30, 2010	1,418,524	$9.53	7.85	$1.91

Expected to vest assuming a 3% forfeiture
rate over the vesting term	843,032	$9.38	7.90	$-

Exercisable at September 30, 2010	549,410	$9.75	7.77	$-

As of September 30, 2010, there was $1.5 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to our directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant. The restricted stock awards’ fair value is equal to the value on the date of grant. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At September 30, 2010, remaining restricted awards for 161,078 shares were available to be issued. Shares that have been awarded but have not yet vested in accordance with the agreement are held in trust and totaled 462,140.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A summary of changes in non-vested restricted stock awards for the nine months ended September 30, 2010 follows:

		Weighted-Average
		Grant-Date
Non-vested Shares	Shares	Fair Value

Non-vested at January 1, 2010	604,987	$10.22
Granted	32,000	4.03
Vested	(141,247)	10.21
Forfeited	(33,600)	10.69
Non-vested at September 30, 2010	462,140	$9.75

Expected to vest assuming a 3% forfeiture
rate over the vesting term	448,274

As of September 30, 2010, there was $4.2 million of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.1 years. There were 134,847 shares that vested during the quarter ended September 30, 2010 and  149,647 shares that vested during the quarter ended September 30, 2009.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized.  At September 30, 2010, we considered positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings.  We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset.  After reviewing and weighing these various factors, we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential, resulting in no deferred tax asset at September 30, 2010.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 10 – Loss Per Share

The following table presents a reconciliation of the components used to compute basic and diluted loss per share.

		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
		(Dollars in thousands, except share data)
Net loss		$($12,071)	$(1,659)	$(54,704)	$(28,460)
Weighted-average common shares outstanding		17,432,309	18,735,393	17,411,169	18,960,280
	Basic loss per share	$(0.69)	$(0.09)	$(3.14)	$(1.50)
	Diluted loss per share	$(0.69)	$(0.09)	$(3.14)	$(1.50)

For the three and nine months ended September 30, 2010, 50,000 stock options were included in calculating the dilutive loss per share. For the same periods in 2009, no stock options were included in the diluted loss per share calculation because they were antidilutive.

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

Note 12 – Subsequent Events

In October 2010, we sold approximately $18.0 million of investments for a gain of approximately $525,000. We also prepaid a $50.0 million FHLB fixed-rate advance that was scheduled to mature on January 7, 2011. The interest rate on the advance was 3.75%. The prepayment penalty on the advance totaled $413,000, which was offset by the savings on the interest expense of $509,000 during the fourth quarter of 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements:

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision and our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may initiate additional enforcement actions against the Company or the  Bank to take additional corrective action and refrain from unsafe and unsound practices which also may require us, among other things, to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions; the requirements and restrictions that have been imposed upon the Company under the memoranda of understanding with the Office of Thrift Supervision and the Consent Order the Bank entered into with the FDIC and the Washington DFI and the possibility that the Company and the Bank will be unable to fully comply with these enforcement actions which could result in the imposition of additional requirements or restrictions; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair values of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009. Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Recent Developments

On September 24, 2010, the Bank entered into a Stipulation and Consent to the Issuance of a Consent Order (“Order”) with the FDIC and the Washington State Department of Financial Institutions (“DFI”). Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC. Other material provisions of the Order require the Bank to:

•	Maintain and preserve qualified management;
•	Increase the Board of Directors’ participation in the Bank’s affairs;
•	Obtain an independent study of management and the personnel structure of the Bank;
•	Maintain specified capital levels;
•	Eliminate loans classified as “Loss” at its regulatory examination, and reduce the loans classified as “Doubtful” and “Substandard” as a percent of capital;
•	Revise its policy with respect to the allowance for loan losses;
•	Not extend additional credit to borrowers whose loan had been classified as “Loss” and is uncollected;
•	Revise its lending and collection policies and practices;
•	Develop a plan to reduce the amount of commercial real estate loans;
•	Enhance its written funds management and liquidity policy;
•	Develop a three-year strategic plan;
•	Not solicit brokered deposits and comply with certain deposit rate restrictions;
•	Eliminate and correct all violations of laws; and
•	Prepare and submit progress reports to the FDIC and DFI.

The Bank has implemented a comprehensive plan in an attempt to achieve full compliance with the Order. The Order contains target dates to achieve the items listed above including that the Bank’s Tier 1 capital ratio and total risk-based capital ratio be at least 10% and 12%, respectively within 30 days of the date of the Order. At September 30, 2010, the Bank’s Tier 1 capital ratio was 10.95% and the total risk-based capital ratio was 18.63%, which exceeded the Order requirements. The Order also requires assets classified as substandard as a percentage of Tier 1 capital plus ALLL, at the time of the most recent examination, be below 65% by March 2011. As of September 30, 2010, the Bank met this requirement and continues to reduce these adversely classified assets.

A copy of the Order is attached to the Form 8-K that was filed with the SEC on September 27, 2010. The Order will remain in effect until modified or terminated by the FDIC and the DFI. For more information about the Order and its impact on the Company and the Bank, see “Item 1A, Risk Factors – Certain regulatory restrictions were recently imposed on us; lack of compliance could result in monetary penalties and/or additional regulatory actions.”

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

We incurred a net loss for the third quarter ended September 30, 2010, of $12.1 million, or $0.69 per diluted share, as compared to a net loss of $1.7 million or $0.09 per diluted share for the quarter ended September 30, 2009. The change in operating results in the third quarter of 2010 as compared to the third quarter of 2009 was primarily the result of a $4.2 million increase in the loan loss provision to $12.0 million, an increase of $3.6 million in noninterest expense primarily due to the increase in OREO related expenses, and a $3.3 million decrease in federal income tax benefits offset by a $742,000 increase in net interest income. For the nine months ended September 30, 2010, the Company incurred a net loss of $54.7 million, or $3.14 per diluted share as compared to a net loss of $28.5 million or $1.50 per diluted share for the comparable period in 2009. The change in operating results for the nine months ended September 30, 2010 as compared to the same period last year was primarily the result of a $23.4 million increase in the provision for loan losses to $51.0 million offset by an increase in net interest income of $1.7 million and a $6.4 million decline in noninterest expense. The decrease in noninterest expense was primarily due to a $14.2 million goodwill impairment charge in the second quarter of 2009 with no comparable charge in 2010 offset by an increase in OREO related expense in 2010, of $7.6 million. In addition, results for the nine months ended September 30, 2009 were increased by a $7.0 million federal income tax benefit, while the Company recorded a federal tax provision of $4.0 million for the same period of 2010, resulting in an $11.0 million increase in the provision for federal income taxes for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, our total loan portfolio decreased $153.4 million or 13.8% from December 31, 2009 primarily due to a $90.1 million or 55.0% decrease in construction/land development loans. Our one-to-four family residential loans decreased $65.1 million or 13.1%, multifamily loans increased $10.7 million or 7.3% and commercial real estate loans decreased $9.4 million, or 3.3%.

The five largest borrowing relationships, as of September 30, 2010, in descending order were:

	September 30, 2010
	Aggregate Amount		Number
Borrower (1)	of Loans (2)		of Loans

Real estate builder	$34.5	million (3)	134
Real estate builder	28.1	million	111
Real estate builder	27.5	million (4)	124
Real estate investor	17.5	million	3
Real estate investor	17.5	million	3
Total	$125.1	million	375
(1) The composition of borrowers represented in the table may change from one period to the next.
(2) Net of undisbursed funds.
(3) Of this amount, $33.5 million are considered impaired loans (of which $13.3 million are performing and $20.2 million are nonperforming)
(4) Of this amount, $25.8 million are considered impaired loans (of which $12.0 million are performing and $13.8 million are nonperforming)

The total loan balance of our two merchant builders in the table above with impaired loans decreased $6.1 million to $62.0 million at September 30, 2010 from $68.1 million at June 30, 2010. The decrease was principally the result of $4.0 million in principal repayments.

The following table details the breakdown of the types of loans to our top five largest borrowing relationships at September 30, 2010:

	Permanent		Permanent		Permanent
	One-to-Four Family		Multifamily		Commercial
	Residential Loans		Loans		Loans		Construction/		Aggregate Amount
Borrower	(Rental Properties)		(Rental Properties)		(Rental Properties)		Land Development (1)		of Loans (1)

Real estate builder (2)	$17.4	million	$-		$1.7	million	$15.4	million	$34.5	million
Real estate builder	18.0	million	1.0	million	0.1	million	9.0	million	28.1	million
Real estate builder (3)	21.4	million	-		0.8	million	5.3	million	27.5	million
Real estate investor	-		-		17.5	million	-		17.5	million
Real estate investor	-		-		17.5	million	-		17.5	million
Total	$56.8	million	$1.0	million	$37.6	million	$29.7	million	$125.1	million
__________________
(1) Net of undisbursed funds.
(2) Of the $33.5 million loans considered impaired, $16.4 million are one-to-four family residential loans, $15.4 million are construction/land development loans and $1.7 million are commercial loans.
(3) Of the $25.8 million loans considered impaired, $20.5 million are one-to-four family residential loans and $5.3 million are construction/land development loans.

The three largest builders listed in the above tables, have in the past, retained a certain percentage of their finished homes in their own inventory of permanent investment properties, (i.e. one-to-four family rental properties). These three builders are currently marketing these properties for sale. For the three builders included in the table above, the total one-to-four family rental properties decreased $7.7 million, or 11.9% to $56.8 million at September 30, 2010 from $64.5 million at December 31, 2009, principally as a result of charge-offs during the nine months ended September 30, 2010.

The following table includes construction/land development loans, net of undisbursed funds, by the five counties that contain our largest loan concentrations at September 30, 2010.

					Nonperforming
					Loans as a
		Percent of	Nonperforming		Percent of Loan
County	Loan Balance (1)	Loan Balance (1)	Loans		Balance (2)
(Dollars in thousands)
King	$31,244	45.6%	$22,030		70.5%
Pierce	11,337	16.6	7,096		62.6
Kitsap	7,894	11.5	7,315		92.7
Thurston	6,680	9.7	2,313		34.6
Whatcom	4,381	6.4	4,381	(3)	100.0
All other counties	7,014	10.2	4,537		64.7
Total	$68,550	100.0%	$47,672		69.5%
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

Allowance for Loan Losses (“ALLL”). Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances. The formula allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading system, the value of underlying collateral, the level of problem loans, business conditions and credit concentrations in assessing the allowance for loan losses. The specific allowance component is created when management believes that the collectability of a specific loan, such as a construction/land development, multifamily, business or commercial real estate loan, has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete (if any) and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

Our Board of Directors approves the provision for loan losses on a quarterly basis. The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the accounting estimate related to the allowance for loan losses is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio; and the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s ALLL and carrying amounts of OREO. Such agencies may require the financial institution to recognize additions to the allowance based on their judgment and information available to them at the time of their examination. For additional information see  Item 1A-Risk Factors: “Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations,” in this Form 10-Q.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

General. Total assets were $1.3 billion at both September 30, 2010 and December 31, 2009. Increases in interest-bearing deposits of $36.0 million, investments available for sale of $60.2 million and OREO of $11.1 million were offset by decreases in net loans receivable of $123.7 million, federal income tax receivable of $3.8 million and deferred tax assets of $12.1 million. Total liabilities were $1.1 billion at September 30, 2010, an increase of $19.0 million or 1.8% from December 31, 2009. The increase in total liabilities was the result of a $13.3 million increase in deposits. Stockholders’ equity decreased $53.8 million, primarily due to the 2010 year-to-date net loss of $54.7 million.

Assets. Total assets remained relatively unchanged at $1.3 billion at September 30, 2010 and December 31, 2009. The following table details the changes in the composition of our assets.

		Increase/(Decrease)
	Balance at	from	Percentage
	September 30, 2010	December 31, 2009	Increase/(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$7,809	$(1,128)	(12.62)%
Interest-bearing deposits	132,058	36,025	37.51
Investments available for sale	157,563	60,180	61.80
Loans receivable, net	915,562	(123,738)	(11.91)
Premises and equipment, net	20,077	492	2.51
Federal Home Loan Bank
stock, at cost	7,413	-	-
Accrued interest receivable	4,711	(169)	(3.46)
Federal income tax receivable	5,720	(3,779)	(39.78)
Deferred tax assets, net	-	(12,139)	(100.00)
Other real estate owned	22,927	11,092	93.72
Prepaid expenses and other assets	6,617	(1,713)	(20.56)
Total assets	$1,280,457	$(34,877)	(2.65)%

Interest-bearing deposits increased $36.0 million to $132.1 million at September 30, 2010 from $96.0 million at December 31, 2009, as a result of $19.1 million in OREO dispositions, $115.4 million in loan repayments and a $13.3 million increase in deposits. Investments available for sale increased $60.2 million, or 61.8% to $157.6 million at September 30, 2010 from $97.4 million at December 31, 2009. During the nine months ended September 30, 2010, we purchased $84.4 million of investments primarily in mortgage-backed securities issued by Freddie Mac and Fannie Mae. We purchased these securities to increase our return on investment by utilizing a portion of our interest-bearing deposits. Net loans receivable decreased $123.7 million or 11.9% to $915.6 million at September 30, 2010, from $1.0 billion at December 31, 2009. This decrease in net loans was primarily the result of the $65.8 million decrease in total construction/land development loans. The reduction in this portfolio was achieved by a decrease in new loan originations, cancelling the majority of unfunded land development construction commitments, charging-off $30.3 million during the first nine months of 2010 and loan repayments. One-to-four family residential loans decreased $59.0 million as result of loan repayments, lower loan demand and $18.0 million in charge-offs during the nine month period ended September 30, 2010. The remainder of the loan portfolio had a net growth of $1.1 million. OREO increased $11.1 million, or 93.7% to $22.9 million at September 30, 2010 from $11.8 million at December 31, 2009. During the first nine months of 2010, OREO increased $34.8 million and OREO sales totaled $19.1 million generating a $218,000 loss on these sales. Deposits increased $13.3 million, or 1.4% to $952.7 million at September 30, 2010, from $939.4 million at December 31, 2009. The increase in deposits was used to fund the purchases of investments and contributed to the decrease in funding costs during the nine months ended September 30, 2010 from December 31, 2009.

Loan originations for the nine months ended September 30, 2010, totaled $55.3 million and included: $13.4 million in one-to-four family residential loans; $16.1 million and $12.4 million in multifamily and commercial real estate loans, respectively; and $8.5 million in construction/land development loans to fulfill previous commitments to existing customers. Included in the one-to-four family loan originations are $772,000 of permanent loans where the builders have financed homes that are being rented by third parties.  We also originated $4.9 million in consumer loans. Origination activity for the first nine months of 2010 was offset by repayments during the same period of $115.4 million, transfers to OREO of $34.8 million and charge-offs of $46.6 million. The originations in the construction/land development loan portfolio were primarily to our merchant builders so they could continue to complete their projects and utilize their existing land inventory. We are concentrating on working with our existing builders and have limited new originations. We have not expanded our customer base for this type of lending.

Deposits. During the first nine months of 2010, deposits increased $13.3 million to $952.7 million. All of our deposit categories increased from December 31, 2009, the increases in certificates of deposit of $5.6 million and money market accounts of $5.1 million comprised the majority of the increase. In an effort to increase our core deposits, we have continued our marketing campaign to attract new customers to the Bank. We did not have any brokered deposits at September 30, 2010 or December 31, 2009. A breakdown of our deposits by type is as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Noninterest-bearing accounts	$5,010	$3,294
NOW accounts	13,097	12,740
Statement savings accounts	16,052	15,423
Money market accounts	199,373	194,315
Certificates of deposit	719,216	713,651
	$952,748	$939,423

Advances. Total advances were $143.1 million, increasing $3.2 million at September 30, 2010 as compared to December 31, 2009. We funded $3.2 million of low-income housing loans with low-cost advances from the FHLB during the third quarter of 2010.

Stockholders’ Equity. Total stockholders’ equity decreased $53.8 million, or 23.6% to $174.7 million at September 30, 2010 from $228.5 million at December 31, 2009. The decrease was primarily the result of our net loss for the first nine months of 2010 of $54.7 million.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2010 and 2009

General. We incurred a net loss of $12.1 million for the third quarter of 2010, a decrease of $10.4 million from the comparable quarter in the prior year. Net interest income was $8.4 million for the third quarter of 2010, offset by the provision for loan losses of $12.0 million and noninterest expense of $8.5 million. For the nine months ended September 30, 2010, we incurred a net loss of $54.7 million, an increase in the net loss of $26.2 million as compared with the same period in 2009. The increase in net loss was primarily the result of increases in the provision for loan losses of $23.4 million and provision for federal income taxes of $11.0 million offset by a decrease of $6.4 million in noninterest expense.

Net Interest Income. Our net interest income for the quarter ended September 30, 2010, increased $742,000 to $8.4 million, as compared to $7.6 million for the same quarter in the prior year. The reason for this increase was a decrease of $2.0 million in interest expense partially offset by a decrease of $1.2 million in interest income. Average interest-earning assets decreased $36.3 million to $1.2 billion for the three months ended September 30, 2010, compared to the same quarter in 2009. Average total interest-bearing liabilities increased $53.6 million to $1.1 billion for the third quarter of 2010 compared to the third quarter of 2009. During the same period our yield on interest-earning assets decreased 24 basis points while our cost of funds decreased 87 basis points. Our interest rate spread for the quarter ended September 30, 2010, increased 63 basis points to 2.43% from

1.80% during the same quarter in 2009. Our net interest margin for the third quarter of 2010 increased 31 basis points to 2.71% from 2.40% for the same quarter last year.

Our net interest income for the nine months ended September 30, 2010, increased $1.7 million to $24.5 million, as compared to $22.8 million for the same period in 2009. The reason for this change was a decrease of $4.3 million in interest expense partially offset by a decrease of $2.6 million in interest income. Average total interest-earning assets remained relatively stable for the nine months ended September 30, 2010, at $1.2 billion as compared to the same period in 2009. Average interest-bearing liabilities increased $97.7 million to $1.1 billion from the first nine months of 2009. During the same period, yield on our interest-earning assets decreased 30 basis points while our cost of funds decreased 84 basis points increasing our interest rate spread for the first nine months of 2010 by 54 basis points to 2.31% from 1.77% for the same period last year. Our net interest margin for the first nine months of 2010 increased to 2.63% as compared to 2.45% for the same period last year.

The following table sets forth the effects of changes in rates and volumes on our net interest income.

Three Months Ended September 30, 2010				Nine Months Ended September 30, 2010
Compared to September 30, 2009 Increase (Decrease)				Compared to September 30, 2009 Increase (Decrease)
Rate		Volume	Total	Rate	Volume	Total
(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$471	$(1,170)	$(699)	$613	$(1,612)	$(999)
Investments available for sale	(262)	(297)	(559)	(621)	(1,141)	(1,762)
Federal funds sold and interest-
bearing deposits with banks	(6)	54	48	43	117	160

Total net change in income on
interest-earning assets	203	(1,413)	(1,210)	35	(2,636)	(2,601)

Interest-bearing liabilities:
NOW accounts	(13)	2	(11)	(29)	11	(18)
Statement savings accounts	(26)	8	(18)	(63)	27	(36)
Money market accounts	(386)	34	(352)	(908)	571	(337)
Certificates of deposit	(1,792)	474	(1,318)	(4,989)	1,817	(3,172)
Advances from the Federal
Home Loan Bank	(185)	(68)	(253)	(560)	(193)	(753)

Total net change in expense on
interest-bearing liabilities	(2,402)	450	(1,952)	(6,549)	2,233	(4,316)

Net change in net interest income	$2,605	$(1,863)	$742	$6,584	$(4,869)	$1,715

Interest Income. Total interest income for the third quarter of 2010 decreased $1.2 million, or 7.5%, to $15.0 million from $16.2 million as compared to the third quarter of 2009. Total interest income for the nine months ended September 30, 2010, decreased $2.6 million or 5.3% to $46.1 million from $48.7 million as compared to the nine months ended September 30, 2009.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended September 30, 2010 and 2009:

					Increase/
	Three Months Ended September 30,				(Decrease) in
	2010		2009		Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$957,529	5.71%	$1,043,877	5.51%	$(699)
Investments available for sale	147,304	3.41	176,090	4.12	(559)
Federal funds sold and interest-bearing					-
deposits	125,367	0.26	46,485	0.28	48
Federal Home Loan Bank stock	7,413	-	7,413	-	-
Total interest-earning assets	$1,237,613	4.85%	$1,273,865	5.09%	$(1,210)

Interest income from loans decreased $699,000 during the third quarter of 2010 as compared to the same quarter in 2009. The decrease in loan interest income was primarily the result of a decrease in the balance of interest earning loans of $86.3 million resulting in a $1.2 million decrease in interest income for the quarter as compared to the third quarter of 2009. This decrease was partially offset by an increase in the average yield of the loan portfolio of 20 basis points, resulting in an increase of $471,000 in interest income. The decrease in the average loan portfolio was due to charge-offs recorded in the period, loan repayments, short sales and transfers to OREO. Interest income on investments available for sale decreased $559,000 to $1.3 million for the quarter ended September 30, 2010, compared to $1.8 million for the comparable quarter in 2009. The primary reason for the decline in interest income from investments available for sale was due to the decline in the average balance of investments available for sale of $28.8 million, resulting in a decrease of $297,000 in interest income. In addition, the yield earned declined to 3.41% during the third quarter of 2010 from 4.12% for the same quarter in 2009, resulting in a $262,000 decrease in interest income.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the nine months ending September 30, 2010 and 2009:

					Increase/
	Nine Months Ended September 30,				(Decrease) in
	2010		2009		Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$999,414	5.67%	$1,037,045	5.59%	$(999)
Investments available for sale	123,654	3.63	159,011	4.30	(1,762)
Federal funds sold and interest-bearing
deposits	113,533	0.25	35,686	0.20	160
Federal Home Loan Bank stock	7,413	-	7,413	-	-
Total interest-earning assets	$1,244,014	4.94%	$1,239,155	5.24%	$(2,601)

Interest income from loans decreased $999,000 during the first nine months of 2010 compared to the same period in 2009. The decrease in interest income was due to a decrease in average loan balances of $37.6 million resulting in a decrease in interest income of $1.6 million, partially offset by an increase in the average yield of eight basis points or $613,000. Interest income on investments available for sale decreased $1.8 million to $3.4 million for the nine months ended September 30, 2010 as compared to $5.1 million for the comparable period in 2009. The primary reason for the decline in interest income from investments available for sale was due to the decrease in the average balance which resulted in a $1.1 million decrease in interest income. In addition, the yield on investments also decreased 67 basis points resulting in a $621,000 decline in interest income.

Interest Expense. Total interest expense for the three months ended September 30, 2010 was $6.6 million, a decrease of $2.0 million compared to the third quarter of 2009. Total interest expense for the nine months ended September 30, 2010, was $21.6 million, a decrease of $4.3 million from $25.9 million for the same nine month period in 2009.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010		2009		Increase/
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$13,578	0.38%	$12,470	0.77%	$(11)
Statement savings accounts	16,523	1.02	14,679	1.63	(18)
Money market accounts	196,945	1.03	189,400	1.81	(352)
Certificates of deposit	727,314	2.75	676,409	3.74	(1,318)
Advances from the Federal Home Loan Bank	142,069	2.98	149,900	3.50	(253)
Total interest-bearing liabilities	$1,096,429	2.42%	$1,042,858	3.29%	$(1,952)

Interest expense on our money market accounts decreased $352,000, primarily as a result of a decrease in the average cost of these funds of 78 basis points or $386,000 to 1.03% from 1.81% for the third quarter of 2010 compared to the same quarter in 2009. The average cost of our certificates of deposit decreased 99 basis points as compared to the third quarter of 2009 primarily due to maturing certificates repricing to lower rates which equates to a decline in interest expense of $1.8 million. The decline in interest expense was offset by an increase in the average balance of certificates of deposit of $50.9 million, which resulted in an additional $474,000 of interest expense. Interest expense related to our average FHLB advances decreased $253,000 primarily as a result of the decrease in the cost of funds of 52 basis points to 2.98% from 3.50% for the third quarter of 2010 compared to the same quarter in 2009.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010		2009		Increase/
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$13,175	0.44%	$11,147	0.73%	$(18)
Statement savings accounts	15,711	1.16	13,557	1.70	(36)
Money market accounts	196,787	1.31	157,910	1.91	(337)
Certificates of deposit	726,313	3.00	664,239	3.92	(3,172)
Advances from the Federal Home Loan Bank	140,631	2.95	148,018	3.48	(753)
Total interest-bearing liabilities	$1,092,617	2.63%	$994,871	3.47%	$(4,316)

Our interest expense for the nine months ended September 30, 2010 decreased $4.3 million to $21.6 million from $25.9 million for the same period in 2009. Interest expense on our money market accounts decreased $337,000 primarily as a result of a decrease in the average cost of these funds of 60 basis points, or $908,000 to 1.31% from 1.91% for the nine months ended September 30, 2010 from the comparable period in 2009. Interest expenses on our certificates of deposit decreased $3.2 million. This decrease was primarily a result of a 92 basis point decrease in the average cost of these funds or $5.0 million. This decrease was partially offset by an increase in the average balance of certificates of deposit resulting in a $1.8 million increase in interest expense for the nine month period ended September 30, 2010 as compared to the same period in 2009. Interest expense related to advances from the FHLB decreased $753,000 for the nine months ended September 30, 2010, from the same period in 2009. The average balance of advances and the average cost of funds decreased $7.4 million and 53 basis points, respectively.

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

During the quarter ended September 30, 2010, management continued to evaluate the adequacy of the allowance for loan losses and concluded that a provision of $12.0 million was required for the quarter. The continued deterioration of the underlying collateral values of nonperforming loans was the primary reason for the provision. The effect of the $12.0 million provision for loan losses combined with net charge-offs of $13.5 million decreased the allowance for loan losses to $28.4 million at September 30, 2010 from $33.0 million at December 31, 2009. Allowance for loan losses as a percent of nonperforming loans improved to 30.4% at September 30, 2010 compared to 27.4% at December 31, 2009.

The following table presents a breakdown of our nonperforming assets:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009 (2)
	(In thousands)
One-to-four family residential (1)	$37,420	$48,246	$48,035	$36,874	$41,281
Commercial real estate	8,170	14,657	14,108	11,535	18,527
Construction/land development	47,672	56,995	83,016	71,780	88,757
Consumer	181	747	759	514	425
Total nonperforming loans	$93,443	$120,645	$145,918	$120,703	$148,990

Other real estate owned	22,927	16,493	20,500	11,835	-

Total nonperforming assets	$116,370	$137,138	$166,418	$132,538	$148,990

(1) The majority of these loans are related to our merchant builders rental properties.
(2) Includes $907,000 of loans 90 days or more past due and still accruing interest.

Nonperforming loans include loans to borrowers who are experiencing deteriorating financial conditions and there is doubt as to the ultimate recoverability of the full principal and interest due the Bank in accordance with the terms of the loan agreement. Nonperforming loans decreased $27.3 million to $93.4 million at September 30, 2010, from $120.7 million at December 31, 2009. This decrease was achieved primarily by the transfer of nonperforming loans to OREO.

Nonperforming assets continued to decrease for the second quarter in a row. On a sequential quarterly basis nonperforming assets decreased $29.3 million, or 17.6% from the first quarter to the second quarter of 2010 and $20.8 million, or 15.1% from the second quarter to the third quarter of 2010. Nonperforming assets as a percent of total assets was 9.09%, 10.08% and 11.29% for the quarters ended September 30, 2010, December 31, 2009 and September 30, 2009, respectively.

The three largest nonperforming loans in the commercial real estate portfolio at September 30, 2010, consisted of a $1.9 million loan secured by an office building in Pierce County, a $1.4 million loan secured by land located in Kitsap County, and a $600,000 loan secured by a warehouse/office park in Pierce County.

The three largest nonperforming, construction/land development loans include a $4.4 million loan on a 34-acre, 251-unit development in Whatcom County. The project consists of 77 detached condominium lots (single-family residences) and vacant land for 174 attached units (multifamily). All of the ground work has been completed and the property is ready for construction, although no vertical construction has taken place. The second largest nonperforming, construction/land development loan is a $2.1 million loan on a 24-unit residential subdivision located in Thurston County. All of the houses are finished, and ten homes have been sold. We completed deeds in lieu of foreclosure on the remaining 14 houses in October 2010. The third largest nonperforming, construction/land development loan is a $1.9 million loan secured by seven partially completed speculative townhomes located in King County.

The following table presents a breakdown of our OREO at September 30, 2010:

	King County	Pierce County	Snohomish County	Kitsap County	All other counties	Total Other Real Estate Owned	Percent of Total Other Real Estate Owned
	(Dollars in thousands)
One-to-four family residential	$3,938	$2,964	$285	$3,799	$1,218	$12,204	53.42%
Commercial	573	1,995	-	155	-	2,723	11.76
Construction/land development	1,642	1,544	1,318	1,570	1,926	8,000	34.82
Total other real estate owned	$6,153	$6,503	$1,603	$5,524	$3,144	$22,927	100.00%

OREO increased $6.4 million or 38.8% to $22.9 million at September 30, 2010 from $16.5 million at June 30, 2010. We sold $8.9 million of OREO during the third quarter of 2010 which was comprised of 23 properties and generated a net gain of $205,000. We evaluate the market of our OREO inventory quarterly. As a result of the evaluation of our OREO properties, we expensed $2.0 million related to the decline in the market value of our OREO during the quarter ended September 30, 2010.  Additional expenses related to OREO were $962,000 for the third quarter of 2010.

OREO increased $11.1 million, or 93.7% to $22.9 million at September 30, 2010 from $11.8 million at December 31, 2009. We sold $19.1 million of OREO during the nine months ended September 30, 2010 which was comprised of 52 properties and generated a net loss of $218,000. We expensed $5.2 million related to the decline in the market value of our OREO during the nine months ended September 30, 2010. Additional expenses related to OREO were $2.4 million for the same period. We anticipate that our OREO inventory will continue to increase throughout the fourth quarter as we take possession of the underlying collateral of nonperforming loans.

The three largest properties included in terms of market value in OREO at September 30, 2010, were an office building valued at $1.3 million located in Pierce County, a parcel of land with some improvements intended for a multifamily residential development valued at $1.2 million located in Pierce County and a residential development with 15 completed lots valued at $800,000 located in Snohomish County.

During the remainder of 2010 we will continue to focus our efforts on converting our nonperforming loans to OREO through foreclosure or deeds in lieu of foreclosure. These properties consist primarily of non-owner occupied and completed one-to-four family residential homes. By taking ownership of these properties, it will allow us to convert these nonearning assets to earning assets on a more timely basis.

The following table presents a breakdown of our troubled debt restructured loans:

	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2009
	(In thousands)
Performing troubled debt restructured loans	$42,891	$46,575	$22,948	$35,458
Nonaccrual troubled debt restructured loans (1)	28,387	33,208	37,783	26,021
Troubled debt restructured loans	$71,278	$79,783	$60,731	$61,479
_____________
(1) Balances represent loans, net of undisbursed funds.

Our troubled debt restructured loans increased $9.8 million or 15.9% to $71.3 million at September 30, 2010 as compared to $61.5 million at December 31, 2009. As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to us to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included lowering the interest rate on the loan for a period of time and/or extending the maturity date of the loan or allowing interest only payments for a period of time. These modifications are granted only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. Of the $71.3 million in troubled debt restructured loans at September 30, 2010, $42.9 million were classified as performing and $28.4 million were not performing according to their restructured terms.

We believe that the allowance for loan losses as of September 30, 2010 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our allowance for loan losses is subject to review by the Bank’s regulators as part of the routine examination process, which may result in the establishment of additional reserves or charge-offs, based upon their judgment of information available to them at the time of their examination.

	At or For the Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)

Provision for loan losses	$51,000	$27,595
Charge-offs	$56,506	$13,486
Recoveries	$867	$43
Allowance for loan losses	$28,400	$31,134
Allowance for loan losses as a percent of total loans outstanding
at the end of the period, net of undisbursed funds	3.00%	2.86%
Allowance for loan losses as a percent of nonperforming loans
at the end of the period, net of undisbursed funds	30.39%	20.90%
Total nonaccrual and 90 days or more past due loans, net of undisbursed funds	$93,443	$148,990
Nonaccrual and 90 days or more past due loans as a
percent of total loans, net of undisbursed funds	9.87%	13.67%
Total loans receivable, net of undisbursed funds	$946,649	$1,089,917
Total loans originated, net of undisbursed funds	$55,339	$156,576

Noninterest Income. Noninterest income decreased $34,000 to $38,000 for the three months ended September 30, 2010 from $72,000 in the comparable quarter in 2009. This decrease was primarily due to a $63,000 decrease in loan service fee income as a result of the decrease in the loans serviced for others portfolio as compared to the same period last year. Noninterest income for the nine months ended September 30, 2010 increased $41,000 to $146,000 from $105,000 for the same period in 2009. The increase for the nine months ended September 30,

2010 from the comparable period in 2009 was the absence of other-than-temporary impairment charges on investments during 2010 as compared to $152,000 in 2009. In addition, loan service fee income decreased $114,000 as compared to the same period last year.

Noninterest Expense. Noninterest expense increased $3.6 million during the quarter ended September 30, 2010 to $8.5 million as compared to $4.9 million for the same quarter in 2009. Noninterest expense for the nine months ended September 30, 2010 decreased $6.3 million to $24.4 million from $30.7 million for the nine months ended September 30, 2009.

The following table provides the detail of the changes in noninterest expense:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2010	September 30, 2009	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$3,258	$181	5.88%
Occupancy and equipment	411	68	19.83
Professional fees	664	332	100.00
Data processing	191	13	7.30
Marketing	49	(11)	(18.33)
Office supplies and postage	48	(4)	(7.69)
Gain on sale of OREO property, net	(205)	(205)	(100.00)
OREO valuation expense	2,016	2,016	100.00
OREO related expenses, net	962	925	2,500.00
FDIC/OTS assessments	910	558	158.52
Bank and ATM charges	33	(5)	(13.16)
Insurance/Bond premiums	150	133	782.35
Other	13	(390)	(96.77)
Total noninterest expense	$8,500	$3,611	73.86%

The increase in noninterest expense for the third quarter of 2010 as compared to the same period in 2009 was primarily a result of the increase in OREO related expenses incurred during the third quarter of 2010, which were $2.8 million (net of gain on sales of OREO) as compared to $37,000 in the comparable period in 2009. In addition, FDIC/OTS assessments increased $558,000 which was predominately related to the increase in our FDIC insurance deposit rates.

The following table provides the detail of the changes in noninterest expense:

	Nine Months	Increase/(Decrease)
	Ended	from	Percentage
	September 30, 2010	September 30, 2009	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$9,339	$186	2.03%
Occupancy and equipment	1,260	(726)	(36.56)
Professional fees	1,610	582	56.61
Data processing	533	61	12.92
Marketing	170	(25)	(12.82)
Office supplies and postage	180	6	3.45
Loss on sale of OREO property, net	218	218	100.00
OREO valuation expense	5,184	5,184	100.00
OREO related expenses, net	2,372	2,220	1,460.53
FDIC/OTS assessments	2,005	75	3.89
Goodwill	-	(14,206)	(100.00)
Bank and ATM charges	101	(8)	(7.34)
Insurance/Bond premiums	449	395	731.48
Other	956	(325)	(25.37)
Total noninterest expense	$24,377	$(6,363)	(20.70)%

 The decrease in noninterest expense was related to the $14.2 million goodwill impairment charge recorded in the second quarter of 2009 with no comparable charge in 2010, partially offset by $7.6 million of OREO related expenses and net losses recorded during the nine months ended September 30, 2010.

Federal Income Tax Expense. We have utilized all the tax benefits available to us at this time, as a result, no tax benefit was recorded for the third quarter of 2010.

Federal income tax expense increased $11.0 million for the nine months ended September 30, 2010 to $4.0 million as compared to a $7.0 million tax benefit for the nine months ended September 30, 2009. The increase in the provision for federal income taxes was principally a result of the increase in the valuation allowance of $21.0 million related to our deferred tax asset at September 30, 2010.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized.  At September 30, 2010, we considered positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings due to market conditions.  We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset.  After reviewing and weighing all of the positive and negative evidence, we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential, resulting in no deferred tax asset at September 30, 2010.

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

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At September 30, 2010, certificates of deposit scheduled to mature in one year or less totaled $293.7 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

While our primary source of funds is our deposits, when deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, federal funds purchased, dealer repurchase agreements and other short-term alternatives as permissible by regulation. At September 30, 2010, the Bank maintained credit facilities with the FHLB totaling $453.9 million with an outstanding balance of $143.1 million. During the third quarter, our line of credit with the FHLB was reduced to 25% of assets from 35% as a result of our high level of nonperforming assets.  We chose to discontinue our FRB line of credit because we had not utilized the line of credit and as a result of the change in terms of the agreement which required us to deliver the actual collateral to the FRB.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability until the instrument is exercised. At September 30, 2010, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts related to lines of credit and construction loans at September 30, 2010.

		Amount of Commitment Expiration - Per Period
			After	After
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
	(In thousands)

Commitments to originate loans	$2,136	$2,136	$-	$-	$-
Unused portion of lines of credit	9,315	308	-	2,617	6,390
Undisbursed portion of construction loans	15,138	13,651	987	500	-
Total commitments	$26,589	$16,095	$987	$3,117	$6,390

We are from time to time involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on our financial position, results of operations or liquidity.

Among our contingent liabilities are exposures to limited recourse arrangements with respect to sales of whole loans and participation interests.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively manage our capital levels in order to be considered “well capitalized” in accordance with established regulatory ratios. As of September 30, 2010, we exceeded all regulatory capital ratios. Regulatory capital ratios for the Bank only were as follows as of September 30, 2010: Tier 1 capital 10.95%; Tier 1 risk-based capital 17.34%; and Total risk-based capital 18.63%. Under the Order, we have agreed to maintain a Tier 1 capital ratio and a Total risk-based capital ratio in excess of 10% and 12%, respectively, at the Bank, see “Item 1A. Risk Factors – Certain regulatory restrictions were recently imposed on us: lack of compliance could result in monetary penalties and/or additional regulatory actions.” During the third quarter of 2010, the Company increased its investment in the Bank by $30.0 million, utilizing a portion of the proceeds it received from the Company’s initial public offering. This downstream of capital was necessary for the Bank to exceed the capital levels stipulated in the Order. This contribution of capital did not dilute our shareholders ownership in the Company. In addition, at September 30, 2010, First Financial Northwest, the parent company of the Bank, had approximately $16.3 million of available cash to increase its investment in the Bank.

At September 30, 2010, stockholders’ equity totaled $174.7 million, or 13.6% of total assets. Our book value per share of common stock was $9.29 as of September 30, 2010, as compared to $12.14 as of December 31, 2009.

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

Our income simulation model, based on information as of September 30, 2010, indicated that our net interest income over the subsequent 12 months was projected to increase in the increasing rate scenarios of 100, 200 and 300 basis points and the decreasing rate scenario of 100 basis points. Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, gradually increase by 100, 200 and 300 basis points over a 12 month period, or decline assuming a gradual 100 basis point reduction in rates. Reductions of rates by 200 and 300 basis points were not reported due to the very low rate environment and the unlikely nature of rates declining further.

In a rising rate environment our net interest income increases in all three rising rate scenarios.  Interest income increases due to our current level of liquidity, which is represented by our short-term investments in interest earning deposits in other banks.  As interest rates rise these investments reprice to reflect higher yields and higher interest income.  Our loan portfolio is comprised predominately of fixed rate products so interest rates have minimal affect on the change in interest income earned from our loan portfolio. Interest expense in the rising rate scenario decreases primarily due to higher costing certificates of deposits continuing to reprice to lower rates. If rates were to gradually increase 100 basis points over the next 12 months the weighted-average cost for renewed certificates of deposit would be approximately 2.13%.  The current cost of these maturing certificates of deposit is 2.40%. If rates were to increase 100 basis points our cost for these deposits would decrease by approximately 27 basis points.  We also receive a benefit from the sensitivity our interest bearing deposit liabilities, as the cost of these products does not increase at the same rate that prevailing interest rates increase.

In a declining interest rate environment of 100 basis points, net interest income increases.  In this rate environment our interest earning deposits in other banks reprice to lower yields from the current yield of 25 basis points. Our interest income from our loan portfolio does not change significantly because of the fixed rate nature of our loan products. Our interest expense declines as our weighted-average cost for renewed certificates of deposit declines to approximately 1.75%, a decrease of 65 basis points over the current cost of 2.40%.

	September 30, 2010
	Net Interest Income Change
	Basis Point Change in Rates	% Change
	+300	8.36%
	+200	7.74
	+100	6.80
	Base	4.19
	(100)	1.30
(1)	(200)	N/A
(1)	(300)	N/A

(1)	The current federal funds rate is 0.25% making a 200 and 300 basis point drop impossible.

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

Economic Value of Equity (EVE) Simulation Model Results

The following table illustrates the change in the net portfolio value at September 30, 2010 that would occur in the event of an immediate change in interest rates equally across all maturities. The simulation model results are reported quarterly and are predicated upon a stable balance sheet, with no growth or change in asset or liability mix. Although the net portfolio value measurement provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

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

September 30, 2010
					Net Portfolio as % of
Basis Point		Net Portfolio Value (2)			Portfolio Value of Assets		Market Value
Change in Rates		Amount	$ Change	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
(Dollars in thousands)
+300		$115,456	$(58,808)	(33.75)%	9.68%	(4.51)%	$1,192,746
+200		134,654	(39,610)	(22.73)	10.96	(3.04)	1,228,573
+100		155,559	(18,705)	(10.73)	12.28	(1.44)	1,266,626
Base		174,264	-	-	13.37	-	1,303,023
(100)		183,089	8,825	5.06	13.78	0.68	1,328,840
(200)	(1)	N/A	N/A	N/A	N/A	N/A	N/A
(300)	(1)	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The current federal funds rate is 0.25%, making a 200 or 300 basis point decrease in rates impossible.
(2)	The difference between the present value of discounted cash flows for assets and liabilities represents the net portfolio value or the market value of equity.
(3)	Net portfolio value divided by the market value of assets.
(4)	The increase or decrease in the net portfolio value divided by the market value of assets (base case).
(5)	Calculated based on the present value of the discounted cash flows from assets.

In the simulated upward rate shift of the yield curve, the discount rates used to calculate the present value of assets and liabilities will increase, causing the present values of fixed-rate assets to decline and fixed-rate liabilities to increase. Our EVE simulation model results as of September 30, 2010 indicated that if rates increased 100, 200 or 300 basis points the market value of our assets would decrease. This decrease is largely because of the fixed-rate nature of our loan portfolio. The fair value of our equity would also decrease under all three rising rate shift scenarios. The opposite occurs if rates were to decline. The discount rates used to calculate the present value of assets and liabilities will decrease, causing the present value of fixed-rate assets to increase and fixed-rate liabilities to decrease. If rates were to decrease by 100 basis points, the market value of our assets would increase and the fair value of equity would increase.

If interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth previously. Changes in U.S. Treasury rates in the designated amounts accompanied by changes in the shape of the Treasury yield curve could cause changes to the net portfolio value and net interest income other than those indicated previously.

At September 30, 2010, we had no derivative financial instruments, we did not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be our primary risk as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

Item 4. Controls and Procedures

The management of First Financial Northwest, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (“Exchange Act”). A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, or in subsequently filed reports on Form 10-Q, except that the following risk factors are added to those previously contained in the Form 10-K or in subsequently filed reports on Form 10-Q:

Certain regulatory restrictions were recently imposed on us: lack of compliance could result in monetary penalties and/or additional regulatory actions.

On September 22, 2010, the Bank entered into a stipulation and consent to the issuance of a Consent Order (the “Order”) by the FDIC and the DFI. Under the terms of the Order, the Bank is required, among other things, to take certain measures in the areas of management, capital, classified assets, loan loss allowance determination, lending, liquidity management, and board oversight. Specifically, the Order requires that the Bank maintain a Tier 1 capital ratio and a total risk-based capital ratio of at least 10% and 12%, respectively, and reduce assets classified as substandard at the time of its most recent examination to below 65% by March 2011. The Bank must also revise its lending and collection and written funds management and liquidity policies, including a plan to reduce its reliance on non-core funding sources, revise its policy for determining the allowance for loan losses, develop a plan to reduce its commercial real estate concentrations and submit to regulators a strategic business plan and independent management study. The Order specifies certain timeframes for meeting these requirements, and the Bank must furnish periodic progress reports to the FDIC and DFI regarding its compliance with the Order. In addition, the Bank will not be able to pay cash dividends to First Financial Northwest without prior approval from the FDIC and DFI.

On April 14, 2010, in connection with our most recent examination by the OTS, the members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement (a memorandum of understanding (”MOU)). Under the terms of the MOU, the Company agreed, among other things, to provide notice to and obtain written non-objection from the OTS prior to the Company (a) declaring a dividend or redeeming any capital stock; and (b) incurring, issuing, renewing or repurchasing any new debt. In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

The Order and MOU will remain in effect until stayed, modified, terminated or suspended by the FDIC and the DFI and OTS, as the case may be. If either the Company or the Bank failed to comply with the Order or MOU, respectively, it could be subject to various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and/or directors, and to assess civil monetary penalties. Management of the Bank has been taking action and implementing programs to comply with the requirements of the Order. Although compliance will be determined by the FDIC and the DFI, management believes that the Bank will comply in all material respects with the Order. Any of these regulators may determine at their sole discretion that the matters covered in the Order have not been addressed satisfactorily, or that any current or past actions, violations, or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, pay dividends on our common stock or the value of our common stock as well as our financial condition and results of operations.

Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the nine months ended September 30, 2010, we recorded a provision for loan losses of $51.0 million, compared to $27.6 million for the nine months ended September 30, 2009. We also recorded net loan charge-offs of $55.6 million for the nine months ended September 30, 2010, compared to $13.4 million for the nine months ended September 30, 2009. We are experiencing loan delinquencies and credit losses. Slower sales and excess inventory in the housing market has been the primary cause of the increase in delinquencies and foreclosures for residential construction/land development and one-to-four family loans, which represent 91.1% of our nonperforming loans at September 30, 2010. Our total nonperforming assets has decreased to $116.4 million at September 30, 2010 compared to $149.0 million at September 30, 2009. Further, construction/land development and commercial real estate loans have a higher risk of loss than residential mortgage loans.

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

We may have continuing losses.

We reported a net loss of $54.7 million for the nine months ended September 30, 2010 as compared to a net loss of $28.5 million for the nine months ended September 30, 2009. This loss primarily resulted from our high level of nonperforming assets and the resultant increased provision for loan losses. We may continue to suffer further losses.

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

Our allowance for loan losses was 3.00% of loans, net of undisbursed funds, and 30.39% of nonperforming loans, net of undisbursed funds, at September 30, 2010. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.

At September 30, 2010, $191.7 million, or 44.4% of our one-to-four family residential mortgage loan portfolio and 19.9% of our total loan portfolio, consisted of loans secured by non-owner occupied one-to-four famly residential properties. At September 30, 2010, nonperforming, non-owner occupied one-to-four family residential loans amounted to $27.6 million. Prior to foreclosure, loans that were classified as non-owner occupied one-to-four family residential properties and are now classified as OREO, amounted to $10.0 million at September 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of equity securities in the third quarter of 2010.

On February 18, 2009, the Board of Directors approved a second stock repurchase plan for the purchase of up to 2,056,752 shares, or approximately 10% of our outstanding shares of common stock. During the first quarter of 2010, we repurchased 17,900 shares at an average cost per share of $5.92. There are 294,400 shares remaining to be repurchased under this plan at September 30, 2010. Any future repurchases of stock would require regulatory approval as required by the MOU.

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
___________________________
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

First Financial Northwest, Inc.

Date: November 5, 2010	/s/ Victor Karpiak
Victor Karpiak
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	/s/ Kari Stenslie
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