Form 10-K
period 2010-12-31
First Financial Northwest, Inc.
filed 2011-03-16
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-33652

FIRST FINANCIAL NORTHWEST, INC.
(Exact name of registrant as specified in its charter)

Washington	26-0610707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Wells Avenue South, Renton, Washington	98057
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(425) 255-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES         NO    X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES         NO    X

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X    NO ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   YES            NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer X	Non-accelerated filer ___	Smaller reporting company ____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES         NO    X

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2010 was $72,544,250 (18,319,255) shares at $3.96 per share).  For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.  As of March 5, 2011, the Registrant had outstanding 18,805,168 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of Registrant's Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders  (Part III).

FIRST FINANCIAL NORTHWEST, INC.
2010 ANNUAL REPORT ON FORM 10-K

(i)

(ii)

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Office of Thrift Supervision (“OTS”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate additional enforcement actions against the Company or the  Bank to take additional corrective action and refrain from unsafe and unsound practices which also may require us, among other things, to increase our reserve for loan losses, write-down assets, change our regulatory capital position, add officers or directors, borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including; the requirements and restrictions that have been imposed upon the Company under the memoranda of understanding with the OTS and the consent order the Bank entered into with the FDIC and the DFI and the possibility that the Company and the Bank will be unable to fully comply with these enforcement actions which could result in the imposition of additional requirements or restrictions; our ability to pay dividends on our common stock; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair values of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired to may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive,

(iii)

governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the U.S. Securities and Exchange Commission. Any of the forward-looking statements that we make in this Form 10-K and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

As used throughout this report, the terms “we”, “our”, or “us” refer to First Financial Northwest, Inc. and our consolidated subsidiaries, including First Savings Bank Northwest.

Internet Website

We maintain a website with the address www.fsbnw.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own Internet access charges, we make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, on our investor information page.  These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”).  All of our SEC filings are also available free of charge at the SEC's website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.

(iv)

PART I

Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007.  At December 31, 2010, we had total assets of $1.2 billion, total deposits of $920.2 million and total stockholders' equity of $174.5 million.  First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Savings Bank.

First Savings Bank was organized in 1923 as a Washington state chartered savings and loan association, converted to a federal mutual savings and loan association in 1935 and converted to a Washington state chartered mutual savings bank in 1992.  In 2002, First Savings Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank and became the wholly-owned subsidiary of First Financial of Renton.  In connection with the conversion, First Savings Bank changed its name to “First Savings Bank Northwest.”

First Financial Northwest, Inc. is a savings and loan holding company and is subject to retulation by the Office of Thrift Supervision (“OTS”).  First Savings Bank is examined and regulated by the Washington State Department of Financial Institutions (“DFI”) and by the Federal Deposit Insurance Corporation (“FDIC”).  First Savings Bank is required to have certain reserves set by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank of Seattle (“FHLB”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”).

First Savings Bank is a community-based savings bank primarily serving King and, to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington.  First Savings Banks business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family, multifamily, commercial real estate, business, consumer and to a lesser extent construction/land development loans.  Our current business strategy includes an emphasis on one-to-four family residential, multifamily and commercial real estate lending.  Until recently, we had also included construction/land development lending in our business strategy.  We have deemphasized this type of lending over the past three years as a result of market conditions.  These types of loans represented 6.3% of our loan portfolio at December 31, 2010 from 28.8% at December 31, 2007.

At December 31, 2010, $398.7 million or 44.7% of our total loan portfolio was comprised of one-to-four family loans; commercial real estate loans were $272.7 million or 30.6%; multifamily loans were $144.9 million or 16.2%; construction/land development loans were $56.5 million or 6.3%; and consumer and business loans were $19.1 million and $479,000, or 2.1% and 0.1%, respectively.  Included in our construction/land development and one-to-four family residential loan portfolios at December 31, 2010, were $27.7 million and $65.7 million of total loans, respectively, to our five largest borrowing relationships.  In addition, $32.9 million, net of undisbursed funds, of the construction/land development portfolio was classified as nonperforming at December 31, 2010.

The principal executive office of First Savings Bank is located at 201 Wells Avenue South, Renton, Washington, 98057, our telephone number is (425) 255-4400 and our website address is www.fsbnw.com.

Recent Developments

The Bank entered into a Stipulation to the Issuance of a Consent Order (“Order”) with the FDIC and the DFI, which became effective on September 24, 2010. Under the terms of the Order, the Bank cannot declare dividends or repurchase stock without the prior written approval of the FDIC. Other material provisions of the Order require the Bank to:

•	Maintain and preserve qualified management;
•	Increase the Board of Directors’ participation in the Bank’s affairs;
•	Obtain an independent study of management and the personnel structure of the Bank;
•	Maintain specified capital levels;
•	Eliminate loans classified as “Loss” at its regulatory examination and reduce the loans classified as “Doubtful” and “Substandard” as a percent of capital;
•	Revise its policy with respect to the allowance for loan losses;
•	Not extend additional credit to borrowers whose loan had been classified as “Loss” and is uncollected;
•	Revise its lending and collection policies and practices;
•	Develop a plan to reduce the amount of commercial real estate loans;
•	Enhance its written funds management and liquidity policy;
•	Develop a three-year strategic plan;
•	Not solicit brokered deposits and comply with certain deposit rate restrictions;
•	Eliminate and correct all violations of laws; and
•	Prepare and submit progress reports to the FDIC and DFI.

The Bank has implemented a comprehensive plan to achieve full compliance with the Order. The Order contains target dates to achieve the items listed above including that the Bank’s Tier 1 capital ratio and total risk-based capital ratio be at least 10% and 12%, respectively within 30 days of the date of the Order. At December 31, 2010, the Bank’s Tier 1 capital ratio was 11.7% and the total risk-based capital ratio was 19.7%, which exceeded the Order requirements. The Order also requires assets classified as substandard as a percentage of Tier 1 capital plus the allowance for loan losses (“ALLL”), at the time of the most recent examination, be below 65% by March 2011. As of December 31, 2010, the Bank has met this requirement and continues to reduce these adversely classified assets.  In addition, on April 14, 2010, in connection with our most recent examination by the OTS, the members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement (a memorandum of understanding, or (“MOU”).  Under the terms of the MOU, First Financial Northwest agreed, among other things, to provide notice to and obtain written non-objection from the OTS prior to (a) declaring a dividend or redeeming any capital stock; and (b) incurring, issuing, renewing or repurchasing any new debt.  In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.  For additional information, see Item 1.A. “Risk Factors- Certain regulatory restrictions were recently imposed on us; lack of compliance could result in monetary penalties and/or additional regulatory actions.”

A copy of the Order is attached to the Form 8-K that was filed with the Securities and Exchange Commission (“SEC”) on September 27, 2010.  The Order will remain in effect until modified or terminated by the FDIC and the DFI.  For more information about the Order and its impact on First Financial Northwest and the Bank see “Item 1A.  Risk Factors- Certain regulatory restrictions were recently imposed on us; lack of compliance could result in monetary penalties and/or additional regulatory actions.”

Market Area

We consider our primary market area to be the Puget Sound Region, which consists primarily of King and, to a lesser extent, Pierce, Snohomish and Kitsap counties.  The economies of King, Pierce, Kitsap and Snohomish counties continued to experience economic challenges during 2010.  Home prices continued to experience downward pressure caused by increased foreclosure and short sale activity throughout 2010.

King County has the largest population of any county in the state of Washington, covering approximately 2,100 square miles.  It has a population of approximately 1.9 million residents according to the U.S. Census Bureau 2009 estimates, and a median family income of approximately $86,000 according to the 2010 U.S. Department of Housing and Urban Development estimates.  King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, Paccar, Starbucks, Costco and Amazon.  According to the Washington State Employment Security Department, the unemployment rate for King County was 8.4% at

December 31, 2010, unchanged from year end 2009 and lower than the national average of 9.1%.  Residential housing values depreciated in the King County market by 2.2% during the year ended 2010 with a median home price of $342,000.  Residential sales volumes decreased by 1.1% in December 2010 as compared to December 2009 and inventory levels are projected to be 5.3 months according to the Northwest Multiple Listing Service.

Pierce County has the second largest population of any county in the state of Washington, covering approximately 1,800 square miles.  It has approximately 797,000 residents according to the U.S. Census Bureau 2009 estimates and a median family income of approximately $70,000 according to the 2010 U.S. Department of Housing and Urban Development estimates.  The Pierce County economy is diversified with the presence of military related government employment (Joint base Lewis-McChord), transportation and shipping employment (Port of Tacoma) and aerospace related employment (Boeing).  According to the Washington State Employment Security Department the unemployment rate for Pierce County decreased to 9.2% in December 2010 from 9.5% in December 2009.  Residential housing values were unchanged from a year earlier in Pierce County with a median home price of $215,000 according to the Northwest Multiple Listing Service.  Residential sales volumes decreased by 10.8% in December 2010 as compared to December 2009 and inventory levels are projected to be 7.3 months according to the Northwest Multiple Listing Service.

Snohomish County has the third largest population of any county in the state of Washington, covering approximately 2,090 square miles.  It has approximately 695,000 residents according to the U.S. Census Bureau 2009 estimates and a median family income of approximately $86,000 according to the 2010 U.S. Department of Housing and Urban Development estimates.  The economy of Snohomish County is diversified with the presence of military related government employment (Everett Homeport Naval Base), aerospace related employment (Boeing) and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County decreased to 9.8% in December 2010 from 10.1% in December 2009. Residential housing values depreciated in the Snohomish County market by 12.3% during the year ended December 31, 2010 with a median home price of $246,000.  Residential sales volumes decreased by 12.2% in 2010 as compared to 2009, as inventory levels are projected to be 6.6 months according to the Northwest Multiple Listing Service.

Kitsap County has the seventh largest population of any county in the state of Washington, covering approximately 570 square miles.  It has approximately 241,000 residents according to the U.S. Census Bureau 2009 estimates and a median family income of approximately $72,000 according to the 2010 U.S. Department of Housing and Urban Development estimates.  The Kitsap County economy is diversified with the presence of military related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail and education.  According to the Washington State Employment Security Department, the unemployment rate for Kitsap County decreased to 7.3% in December 2010 from 7.4% in December 2009.  Residential housing values declined in the Kitsap County housing market by 2.0% in 2010 as compared to 2009 with a median home price of $235,000 according to Northwest Multiple Listing Service.  Residential sales volumes decreased by 2.4% in December 2010 as compared to December 2009 and inventory levels are projected to be 6.3 months according to the Northwest Multiple Listing Service.

For a discussion regarding the competition in our primary market area, see “– Competition.”

Lending Activities

General.  We focus our lending activities primarily on loans secured by first mortgages on one-to-four family residences, commercial and multifamily real estate and to a lesser extent construction/land development lending.  Over the past three years we have deemphasized construction/land development lending as a result of market conditions.  We offer a limited variety of consumer secured loans, including savings account loans and home equity loans, which include lines of credit and second mortgage loans.   As of December 31, 2010, our net loan portfolio totaled $856.5 million and represented 71.8% of our total assets.

Our current loan policy limits the maximum amount of loans we can make to one borrower to 15% of the Bank’s risk-based capital.  As of December 31, 2010, the maximum amount which we could lend to any one borrower was $22.8 million based on our policy.  Exceptions may be made to this policy with the prior approval of the Board of Directors if the borrower exhibits financial strength or compensating factors to sufficiently offset any weaknesses based on the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations and current payment history.  The five largest borrowing relationships as of December 31, 2010 in descending order are:

	Aggregate Balance of Loans at	Number
Borrower (1)	December 31, 2010 (2)	of Loans

Real estate builder	$ 32.5 million(3)	126
Real estate builder	28.4 million	110
Real estate builder	25.4 million(4)	118
Real estate investor	17.7 million	3
Real estate investor	17.1 million	41
Total	$121.1 million	398
_______
(1)	The composition of borrowers represented in the table may change between periods.
(2)	Net of undisbursed funds.
(3)	Of this amount, $31.2 million are considered impaired loans of which $13.5 million are performing and $17.7 million are nonperforming.
(4)	Of this amount, $24.6 million are considered impaired loans of which $13.2 million are performing and $11.4 million are nonperforming.

The following table details the breakdown of the types of loans to our top five borrower relationships at December 31, 2010.

Borrower	One-to-Four Family Residential (Rental Properties)	Multifamily	Commercial (Rental Properties)	Construction/Land Development (1)	Aggregate Balance of Loans (1)

Real estate builder (2)	$16.3 million	$ --	$1.7 million	$14.5 million	$32.5 million
Real estate builder	17.9 million	1.0 million	0.1 million	9.4 million	28.4 million
Real estate builder (3)	20.5 million	--	1.1 million	3.8 million	25.4 million
Real estate investor	--	--	17.7 million	--	17.7 million
Real estate investor	11.0 million	5.1 million	1.0 million	--	17.1 million
Total	$65.7 million	$6.1 million	$21.6 million	$27.7 million	$121.1 million
________
(1)	Net of undisbursed funds.
(2)	Of the $31.2 million loans considered impaired, $15.0 million are one-to-four family residential loans, $14.5 million are construction/land development loans and $1.7 million are commercial loans.
(3)
Of the $24.6 million loans considered impaired, $19.7 million are one-to-four family residential loans, $3.8 million are construction/land development loans and $1.1 million are commercial real estate loans.

Some of the builders listed in the above tables, as part of their previous business strategy, retained a certain percentage of their finished homes in their own inventory of permanent investment properties, (i.e. one-to-four family rental properties).  In the past, these properties were used to enhance the builders’ liquidity through rental income and improve their long-term equity position through the appreciation in market value of the properties.  Due to the continued, prolonged depressed housing market and the challenging local economy, this business strategy was not sustainable for these builders.  As a result, we have incurred losses related to these builders and have significantly reduced our exposure to these builders over the past year.  We are continuing to work with these builders to further reduce our exposure through a revised workout plan established during 2010.  For the three builders included in the previous table, the total one-to-four family rental properties decreased $9.8 million, or 15.2% to $54.7 million at December 31, 2010 from $64.5 million at December 31, 2009.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential: (1)
Permanent	$393,334	44.08%	$481,046	43.13%	$499,562	43.92%	$410,028	40.97%	$356,064	46.62%
Construction	5,356	0.60	15,685	1.41	12,884	1.13	14,835	1.48	17,128	2.24
	398,690	44.68	496,731	44.54	512,446	45.05	424,863	42.45	373,192	48.86

Multifamily:
Permanent	140,762	15.77	128,943	11.56	99,790	8.77	76,039	7.60	74,540	9.76
Construction	4,114	0.46	17,565	1.58	1,150	0.10	--	--	5,161	0.68
	144,876	16.23	146,508	13.14	100,940	8.87	76,039	7.60	79,701	10.44

Commercial real estate:
Permanent	237,708	26.64	251,185	22.52	223,360	19.63	182,334	18.22	133,870	17.53
Construction	28,362	3.18	31,605	2.83	28,876	2.54	15,489	1.55	19,342	2.53
Land	6,643	0.75	6,206	0.56	8,491	0.75	6,975	0.69	712	0.09
	272,713	30.57	288,996	25.91	260,727	22.92	204,798	20.46	153,924	20.15

Construction/land development (2):
One-to-four family residential	26,848	3.01	95,699	8.58	145,329	12.77	179,167	17.91	90,741	11.88
Multifamily	1,283	0.14	3,624	0.33	13,322	1.17	13,322	1.33	5,995	0.78
Commercial	1,108	0.12	1,129	0.10	1,324	0.12	1,324	0.13	--	--
Land development	27,262	3.06	63,501	5.69	90,537	7.96	94,565	9.45	56,665	7.42
	56,501	6.33	163,953	14.70	250,512	22.02	288,378	28.82	153,401	20.08

Business	479	0.05	353	0.03	--	--	--	--	--	--

Consumer	19,127	2.14	18,678	1.68	12,927	1.14	6,672	0.67	3,537	0.47
Total loans	$892,386	100.00%	$1,115,219	100.00%	$1,137,552	100.00%	$1,000,750	100.00%	$763,755	100.00%

Less:
Loans in process	10,975		39,942		82,541		108,939		58,731
Deferred loan fees, net	2,421		2,938		2,848		3,176		2,725
Allowance for loan losses	22,534		33,039		16,982		7,971		1,971

Loans receivable, net	$856,456		$1,039,300		$1,035,181		$880,664		$700,328

_____________
(1)   Includes $173.4 million and $230.8 million of non-owner occupied loans at December 31, 2010 and 2009, respectively.
(2)   We do not include construction loans that will convert to permanent loans in the construction/land development category. We consider these loans to be “rollovers” in that one loan is originated for both the construction loan and permanent financing.  These loans are classified according to the underlying collateral.  As a result, at December 31, 2010, we had $5.4 million , or 1.3% of our total one-to-four family residential loan portfolio, $28.4 million, or 10.4% of our total commercial real estate portfolio and $4.1 million, or 2.8% or our total multifamily loan portfolio in these “rollover” type of loans. Loans in process for these loans at December 31, 2010 were $6.6 million. The $6.6 million of commercial real estate land loans are not included in the construction/land development category because we classify raw land or buildable lots where we do not intend to finance the construction as commercial real estate land loans.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family residential	$359,675	40.31%	$482,531	43.27%	$506,288	44.50%	$417,820	41.75%	$365,868	47.90%
Multifamily	140,210	15.71	128,561	11.53	99,510	8.75	75,748	7.57	78,331	10.26
Commercial	235,947	26.44	270,604	24.26	245,447	21.58	183,922	18.38	151,557	19.84
Construction/land development	556	0.06	9,701	0.87	20,689	1.82	3,928	0.39	11,892	1.56
Total real estate	736,388	82.52	891,397	79.93	871,934	76.65	681,418	68.09	607,648	79.56

Business	124	0.01	150	0.01	--	--	--	--	--	--

Consumer	3,743	0.42	3,561	0.32	3,488	0.31	2,394	0.24	2,354	0.31

Total fixed-rate loans	740,255	82.95	895,108	80.26	875,422	76.96	683,812	68.33	610,002	79.87

ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family residential	39,015	4.37	14,200	1.27	6,158	0.54	7,043	0.70	7,324	0.96
Multifamily	4,666	0.52	17,947	1.61	1,430	0.13	291	0.03	1,370	0.18
Commercial	36,766	4.12	18,392	1.65	15,280	1.34	20,876	2.09	2,367	0.31
Construction/land development	55,945	6.27	154,252	13.83	229,823	20.20	284,450	28.42	141,509	18.53
Total real estate	136,392	15.28	204,791	18.36	252,691	22.21	312,660	31.24	152,570	19.98

Business	355	0.04	203	0.02	--	--	--	--	--	--

Consumer	15,384	1.73	15,117	1.36	9,439	0.83	4,278	0.43	1,183	0.15

Total adjustable-rate loans	152,131	17.05	220,111	19.74	262,130	23.04	316,938	31.67	153,753	20.13

Total loans	$892,386	100.00%	$1,115,219	100.00%	$1,137,552	100.00%	$1,000,750	100.00%	$763,755	100.00%

Less:
Loans in process	10,975		39,942		82,541		108,939		58,731
Deferred loan fees, net	2,421		2,938		2,848		3,176		2,725
Allowance for loan losses	22,534		33,039		16,982		7,971		1,971

Loans receivable, net	$856,456		$1,039,300		$1,035,181		$880,664		$700,328

One-to-Four Family Residential Real Estate Lending.  As of December 31, 2010, $393.3 million, or 44.1%, of our total loan portfolio consisted of permanent loans secured by one-to-four family residences.

First Savings Bank is a traditional fixed-rate portfolio lender when it comes to financing residential home loans.  In 2010, we originated $14.6 million in one-to-four family residential loans, most of which had fixed-rates and fixed terms.  Most of our residential loan originations during 2010 were in connection with the refinance of an existing loan.  At December 31, 2010, $225.3 million or 56.5% of our one-to-four family residential portfolio consisted of owner occupied loans with $173.4 million or 43.5% consisting of non-owner occupied loans.  In addition, at December 31, 2010 $359.7 million, or 90.2%, of our one-to-four family residential loan portfolio consisted of fixed-rate loans.  Substantially all of our one-to-four family residential loans require both monthly principal and interest payments.

We also originate a limited number of jumbo fixed-rate loans that we retain in our portfolio.  Loans originated with balances greater than $417,000 are generally considered jumbo except those originated in King, Pierce and Snohomish counties where the threshold for purchase by Freddie Mac and Fannie Mae is $567,500.  One-to-four family residential loans classified as jumbo fixed-rate loans totaled $87.2 million and consisted of 123 loans at December 31, 2010.  The loans in this portfolio have been priced at rates of 0.25% to 1.00% higher than the standard rates quoted on conventional loans.  As of December 31, 2010, $3.0 million of our jumbo loan portfolio was over 90 days past due and there were two loans totaling $1.2 million that were past due over 60 days but less than 90 days.  The remaining loans in the jumbo loan portfolio were performing in accordance with their loan repayment terms.  Charged-off, one-to-four family residential loans totaled $24.6 million for the year ended December 31, 2010 of which $4.4 million were jumbo loans.  For the years ended December 31, 2009 and 2008, charged-off one-to-four family residential loans totaled $6.0 million, of which $1.9 million were jumbo loans, and none, respectively.

Our fixed-rate, one-to-four family residential loans are normally originated with 15 to 30 year terms, although such loans typically remain outstanding for substantially shorter periods, particularly in a declining interest rate environment.  In addition, substantially all one-to-four family residential loans in our loan portfolio contain due-on-sale clauses providing that we may declare the unpaid amount due and payable upon the sale of the property securing the loan.  Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business.  The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Our lending policy generally limits the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 90% of the lesser of the appraised value or the purchase price.  The maximum loan-to-value ratio on one-to-four family loans secured by non-owner occupied properties is generally 80% with exceptions requiring Loan Committee approval.  Properties securing our one-to-four family residential loans are appraised by independent appraisers approved by us.  We require the borrowers to obtain title, hazard and, if necessary, flood insurance.  We generally do not require earthquake insurance because of competitive market factors.

Our construction loans to individuals to build their personal residences typically are structured as construction/permanent loans permitting one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post construction value of the project by an independent appraiser.  During the construction phase, which typically lasts for 12 to 18 months, an approved inspector or our designated loan officer makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractor or borrower as construction progresses.  Typically, disbursements are made in monthly draws during the construction period.  Construction loans require interest only payments during the construction phase and are structured to be converted to fixed-rate permanent loans at the end of the construction phase.  At December 31, 2010, our total owner-occupied construction loans to individuals amounted to $460,000 or 0.1% of the one-to-four family residential loan balance.

Loans secured by rental properties represent a unique credit risk to us and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants continuing ability to pay rent to the property owner, who is our borrower or, if the property owner is unable to find a tenant, the property owners ability to repay the loan without the benefit of a rental income stream.  In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment.  As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  We generally require borrowers and loan guarantors, if any, to provide annual financial statements and we consider and review a rental income cash flow analysis of the borrower as well as the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple loans for rental properties with us, the loans are typically not cross-collateralized.

One-to-four family residential loans are approved by the Loan Committee, Executive Committee, the Board of Directors, or with the approval of two signers above the recommending loan officer depending upon the individual loan amount and the aggregate loan relationship balance for the borrower. At December 31, 2010, $22.7 million of our one-to-four family residential loans were delinquent in excess of 90 days or in nonaccrual status, the majority of which are related to our merchant builder relationships.

           Multifamily and Commercial Real Estate Lending.  Multifamily and commercial real estate loans are approved by Loan Committee, Executive Committee, the Board of Directors, or with the approval of two signers above the recommending loan officer depending upon the individual loan amount and the aggregate loan relationship balance for the borrower. As of December 31, 2010, $144.9 million, or 16.2% of our total loan portfolio was secured by multifamily real estate and $272.7 million, or 30.6% of our loan portfolio was secured by commercial real estate properties.  Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings and warehouses.  Substantially all of our multifamily and commercial real estate loans are secured by properties  located in our primary market area.

Multifamily and commercial real estate loans generally are priced at a higher rate of interest than one-to-four family residential loans and generally have a maximum loan-to-value ratio of 75% of the lesser of the appraised value or purchase price for multifamily and 70% for commercial real estate.  Typically, these loans have higher loan balances, are more complex to evaluate and monitor and involve a greater degree of risk than one-to-four family residential loans.  Often payments on loans secured by multifamily or commercial properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements.  If the borrower is a corporation or partnership, we generally require and obtain personal guarantees from the principals based upon a review of their personal financial statements and individual credit reports.

The average loan size in our multifamily and commercial real estate loan portfolios was $868,000 and $992,000, respectively, as of December 31, 2010.  We currently target individual multifamily and commercial real estate loans between $1.0 million and $5.0 million; however, we can by policy originate loans to one borrower up to 15% of the Bank’s risk-based capital.  The largest multifamily loan as of December 31, 2010 was a 121 unit apartment building with a net outstanding principal balance of $9.0 million located in Pierce County.  As of December 31, 2010, the largest commercial real estate loan had a net outstanding balance of $12.6 million and was secured by a medical office building located in Pierce County.  These loans were classified as performing according to their respective loan repayment terms.

We also make construction loans for commercial development projects.  The projects include multifamily, retail, office/warehouse and office buildings.  These loans generally have an interest-only payment phase during construction and generally convert to permanent financing when construction is complete.  Disbursement of funds is at our sole discretion and is based on the progress of construction.  Generally the maximum loan-to-value ratio applicable to these loans is 75% of the appraised post-construction value.  At December 31, 2010, multifamily and commercial real estate rollover construction loans amounted to $32.5 million, or 7.8% of the combined multifamily and commercial real estate loan portfolio.

The credit risk related to multifamily and commercial real estate loans is considered to be greater than the risk related to one-to-four family residential loans because the repayment of multifamily and commercial real estate loans typically is dependent on the income stream from the real estate securing the loan as collateral and the successful operation of the borrower’s business, which can be significantly affected by adverse conditions in the real estate markets or in the economy generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be classified as impaired. In addition, many of our multifamily and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.  No multifamily loans were delinquent in excess of 90 days or classified in nonaccrual status and 23 commercial real estate loans totaling $7.3 million were 90 days or more delinquent or in nonaccrual status at December 31, 2010.  Commercial real estate loans totaling $8.0 million were charged-off during the year ended December 31, 2010 as compared to $2.8 million and none for the years ended December 31, 2009 and 2008, respectively.  There were no multifamily loans charged-off during the years ended December 31, 2010, 2009 and 2008.

Construction/Land Development Loans.  We have been an originator of construction/land development loans to residential builders since 1977 for the construction of single-family residences, condominiums, townhouses and residential developments located in our market area.  Our land development loans are generally made to builders intending to develop lots for their own use at a later date.  At December 31, 2010, our total construction/land development loans amounted to $56.5 million, or 6.3%, of our total loan portfolio.  At December 31, 2010, our one-to-four family residential construction lending and land development loans to builders amounted to approximately $26.8 million and $27.3 million, respectively.  The $107.5 million decrease in this portfolio from December 31, 2009 to December 31, 2010 was the result of our concerted efforts working with our current construction loan customers, not expanding this line of business during these troubling economic times, charge-offs, the migration of problem loans to other real estate owned (“OREO”) and loan payoffs.  Our construction/land development loan portfolio has experienced the highest delinquency rate as well as has the largest amount of nonperforming loans as compared to other types of loans within our loan portfolio.  Construction/land development loans classified as nonperforming totaled $32.9 million, net of undisbursed funds at December 31, 2010.  At that date, the undisbursed portion of our construction/land development loans totaled $3.1 million.

       At the dates indicated, the composition of our total construction/land development loan portfolio and the related nonperforming loans in this portfolio were as follows:

	December 31,
	Total Loans		Nonperforming loans
	2010	2009	2010	2009
	(In thousands)
One-to-four family residential:
Construction speculative	$26,848	$95,699	$15,240	$53,100

Multifamily:
Construction speculative	1,283	3,624	1,283	3,624
Commercial:
Construction speculative	1,108	1,129	--	706

Land development	27,262	63,501	17,416	23,168

Total construction/land development (1)(2)	$56,501	$163,953	$33,939	$80,598

(footnotes continued on following page)

_____________
(1)
Loans in process for construction/land development at December 31, 2010 and 2009 were $3.1 million and $23.2 million, respectively.  Loans in process for nonperforming construction/land development loans at December 31, 2010 and 2009 were $1.1 million and $8.8 million, respectively.

(2)
We do not include construction loans that will convert to permanent loans in the construction/land development category.  We consider these loans to be “rollovers” in that one loan is originated for both the construction loan and permanent financing.  These loans are classified according to the underlying collateral.  As a result, at December 31, 2010, we had $5.4 million, or 1.3% of our total one-to-four family residential loan portfolio, $28.4 million, or 10.4% of our total commercial real estate portfolio and $4.1 million, or 2.8% of our total multifamily loan portfolio in these “rollover” type of loans.  Loans in process for these loans at December 31, 2010 were $6.6 million.

The following table includes construction/land development loans by county at December 31, 2010:

		Percent of
County	Loan Balance (1)	Loan Balance
	(Dollars in thousands)

King	$20,168	37.76%
Pierce	10,756	20.14
Kitsap	7,298	13.66
Thurston	6,004	11.24
Whatcom	4,381	8.20
All other	4,805	9.00
Total	$53,412	100.00%
__________
(1) Net of undisbursed funds.

Loans to finance the construction of single-family homes and subdivisions are generally offered to builders in our primary market areas.  The maximum loan-to-value ratio applicable to these loans is generally 70% to 80% of the appraised market value upon completion of the project.  In addition, a minimum of 25% verified equity is generally also required. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate insurance coverage.  While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal Prime Rate.  During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve, or billed monthly.  We have interest reserves on $1.3 million of our total construction spec loans, with undisbursed funds totaling $500,000.  When these loans with reserves exhaust their original reserves set up at origination, no new reserves are created for the loan unless the loan is re-analyzed and it is determined that there are funds remaining per the updated analysis.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by our approved inspectors warrant.  Total outstanding net loan amounts for land development loans generally range from $69,000 to $5.2 million with an average individual loan commitment at December 31, 2010, of $1.4 million.  At December 31, 2010, our largest construction/land development loan had a total principal balance of $5.2 million and was secured by a first mortgage lien on a housing development located in King County.  At December 31, 2010, our three largest borrowing relationships for construction/land development loans had aggregate net outstanding loan balances of $14.5 million, $9.4 million and $3.8 million all of which were classified as impaired except for the $9.4 million relationship. These balances do not include other lending relationships we may have with these borrowers.

Our construction/land development loans are based upon estimates of costs in relation to values associated with the completed project.  Construction/land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  For this reason, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.  At December 31, 2010, we had $32.9 million of net construction/land development loans to ten builders that were classified as nonperforming and impaired of which $32.6 million of those loans were in excess of 90 days delinquent.  Construction/land development loans of $32.1 million were charged-off during the year ended December 31, 2010.  Charge-offs for this loan category were $26.3 million and $432,000 for 2009 and 2008.  Further, as a result of the slowdown in the housing market, we have extended some of the construction loans to permit completion of the project or to allow the borrower additional time to market the underlying collateral. Most of these loans mature within 12 to 18 months. To the extent future conditions hinder timely sales or the borrower cannot otherwise refinance with a third party lender, our nonperforming construction loans may increase. For more information regarding loan delinquencies and impaired loans see “Asset Quality” under Item 1.

Consumer Lending.  We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans, personal lines of credit and savings account loans.  Generally, consumer loans have shorter terms to maturity and higher interest rates than mortgage loans.  Consumer loans are made with both fixed and variable interest rates and with varying terms.  At December 31, 2010, consumer loans amounted to $19.1 million, or 2.1%, of the total loan portfolio.

At December 31, 2010, the largest component of the consumer loan portfolio consisted of home equity loans, primarily home equity lines of credit, which totaled $14.5 million, or 75.9%, of the total consumer loan portfolio.  Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses.  The majority of these loans are secured by a first or second mortgage on residential property.  At origination, the loan-to-value ratio is primarily 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan.  Home equity lines of credit allow for a ten-year draw period.  As of December 31, 2010 the undisbursed portion of the consumer lines of credit totaled $5.3 million.  The interest rate is tied to the prime rate as published in The Wall Street Journal, and may include a margin.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold in our portfolio.  We do not have private mortgage insurance coverage on these loans.  Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts caused by the increase in interest rates as loan rates reset. If current economic conditions deteriorate for our borrowers and their home prices continue to fall, we may also experience higher credit losses from this loan portfolio. Since our home equity loans primarily consist of second mortgage loans, it is unlikely that we will be successful in recovering all, if any, portion of our loan principal amount outstanding in the event of a default.  At December 31, 2010, four consumer loans totaling $57,000 were delinquent in excess of 90 days or in nonaccrual status.  Consumer loans totaling $790,000 were charged-off during the year ended December 31, 2010.  Consumer loans charged-off during the years ended December 31, 2009 and 2008 totaled $164,000 and none, respectively.

Loan Maturity and Repricing.  The following table sets forth certain information at December 31, 2010 regarding the amount of loans repricing or maturing in our portfolio based on their contractual terms to maturity, but does not include prepayments.  Loan balances do not include undisbursed loan funds, deferred loan fees and costs and allowance for loan losses.

			After
		After	Three
		One Year	Years	After
		Through	Through	Five Years
	Within	Three	Five	Through	Beyond
	One Year	Years	Years	Ten Years	Ten Years	Total
	(In thousands)
Real Estate:
One-to-four family residential	$18,868	$21,766	$68,486	$121,033	$168,537	$398,690
Multifamily	6,858	53,557	26,895	53,920	3,646	144,876
Commercial	23,630	55,460	69,081	121,508	3,034	272,713
Construction/land development	55,535	966	--	--	--	56,501
Total real estate	104,891	131,749	164,462	296,461	175,217	872,780

Business	355	--	124	--	--	479

Consumer	16,461	810	312	1,526	18	19,127

Total	$121,707	$132,559	$164,898	$297,987	$175,235	$892,386

The following table sets forth the amount of all loans due after December 31, 2011, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real Estate:
One-to-four family residential	$346,988	$32,834	$379,822
Multifamily	137,762	256	138,018
Commercial	233,295	15,788	249,083
Construction/land development	--	966	966
Total real estate	718,045	49,844	767,889

Business	124	--	124

Consumer	2,662	4	2,666

Total	$720,831	$49,848	$770,679

Loan Solicitation and Processing.  The majority of our consumer and residential mortgage loan originations are generated through the Bank and from time to time through outside brokers.  We originate multifamily, commercial real estate and construction/land development loans primarily using the Bank’s loan officers, with referrals coming from builders, brokers and existing customers.

Upon receipt of a loan application from a prospective borrower, we obtain a credit report and other data to verify specific information relating to the loan applicant’s employment, income, and credit standing.  All real estate loans requiring an appraisal are done by an independent third-party appraiser.  All appraisers are approved by us, and their credentials are reviewed annually, as is the quality of their appraisals.

We use a multi-level approval matrix which establishes lending targets and tolerance levels depending on the type of credit being approved.  The matrix also sets minimum credit standards for each of the various types of credits as well as approval limits.

We require title insurance on all real estate loans, and fire and casualty insurance on all secured loans and on home equity loans where the property serves as collateral.

Loan Originations, Servicing, Purchases, Sales and Repayments.  For the years ended December 31, 2010 and 2009, our total loan originations were $59.4 million and $206.5 million respectively.  Total loan originations declined as a result of the challenging economic environment.

One-to-four family residential loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of our special community development loans originated to satisfy our compliance with the Community Reinvestment Act.  Our loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our Board-approved loan policy.

We may sell loans from time to time consistent with our asset and liability management objectives.  Fixed-rate residential mortgage loans with terms of 30 years or less and adjustable-rate mortgage loans are generally held in our portfolio.  There were no loan sales for the years ended December 31, 2010 and 2009.  Loans are generally sold on a non-recourse basis.  As of December 31, 2010, our loan servicing portfolio for outside investors was $41.5  million.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Loan Originations:
Real estate:
One-to-four family residential	$14,578	$73,681	$144,128
Multifamily	16,087	50,712	33,183
Commercial	12,596	50,745	74,780
Construction/land development	9,048	17,728	33,331
Total real estate	52,309	192,866	285,422

Business	293	501	--

Consumer	6,786	13,173	10,878

Total loans originated	59,388	206,540	296,300

Loans purchased	3,503	37	30

Principal repayments	170,011	181,773	158,589
Charge-offs	65,476	35,302	432
Loans transferred to OREO	50,237	11,835	--
Change in other items, net	39,989	26,452	17,208

Net increase (decrease) in loans	$(182,844)	$4,119	$154,517

Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower.  The amount of fees charged to the borrower on one-to-four family residential loans and on multifamily and commercial real estate loans can range between 0% to 2%.  Generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale.  We had $2.4 million and $2.9 million of net deferred loan fees as of December 31, 2010 and 2009, respectively.

One-to-four family residential loans are generally originated without a prepayment penalty.  The majority of multifamily and commercial real estate loans, however, have prepayment penalties associated with the loans.  The majority of the recent multifamily and commercial real estate loan originations have a prepayment penalty of 3% of the principal balance in year one, 2% in year two, 1% in year three and no fees after year three.

Asset Quality

As of December 31, 2010, we had an aggregate of $61.2 million, or 6.9%, of total loans past due over 60 days consisting of 86 one-to-four family residential loans, 22 commercial real estate loans, 60 construction/land development loans and six consumer loans.  We generally assess late fees or penalty charges on delinquent loans of up to 5.00% of the monthly payment.  The borrower is given up to a 15 day grace period from the due date to make the loan payment.

We handle collection procedures internally or with the assistance of outside legal counsel.  Late charges are incurred when the loan exceeds 10 to 15 days past due depending upon the loan product.  When a delinquent loan is identified, corrective action takes place immediately.  The first course of action is to determine the cause of the delinquency and seek cooperation from the borrower in resolving the issue whenever possible.  Additional corrective action, if required, will vary depending on the borrower, the collateral, if any, and whether the loan requires specific handling procedures as required by the Washington State Deed of Trust Act.

If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to recover the collateral securing the loan according to the terms of the security instrument and applicable law.  The following table shows our delinquent loans by the type of loan, net of undisbursed funds, and number of days delinquent as of December 31, 2010:

	Loans Delinquent						Total
	30-59 Days		60-89 Days		90 Days and Greater		Delinquent Loans
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)
Real estate:
One-to-four family residential:
Owner occupied	10	$2,178	4	$780	20	$5,863	34	$8,821
Non-owner occupied	4	800	5	1,996	57	11,801	66	14,597
Commercial	2	2,141	1	836	21	6,948	24	9,925
Construction/land development	1	133	1	265	59	32,620	61	33,018
Total real estate	17	5,252	11	3,877	157	57,232	185	66,361

Consumer	--	--	2	55	4	57	6	112

Total	17	$5,252	13	$3,932	161	$57,289	191	$66,473

Nonperforming Assets.  The following table sets forth information with respect to our nonperforming assets and troubled debt restructured loans for the periods indicated.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$22,688	$36,874	$9,630	$526	$154
Commercial	7,306	11,535	2,865	--	--
Construction/land development (1)	32,885	71,780	44,043	24,516	--
Consumer	57	514	--	--	--

Total loans accounted for on a nonaccrual basis	62,936	120,703	56,538	25,042	154

Loans accruing interest which are contractually
past due 90 days or more:
One-to-four family residential	--	--	1,207	--	--
Commercial real estate	--	--	897	--	--

Total loans accruing interest which are contractually past due 90 days or more	--	--	2,104	--	--

Total nonperforming loans	62,936	120,703	58,642	25,042	154

Other real estate owned	30,102	11,835	--	--	--

Total nonperforming assets	$93,038	$132,538	$58,642	$25,042	$154

Troubled debt restructured loans:
Nonaccrual (2)	$16,299	$26,021	$20,818	$--	$--
Performing	58,375	35,458	2,226	--	--
Troubled debt restructured loans	$74,674	$61,479	$23,044	$--	$--

Nonaccrual loans and loans 90 days or more past
due as a percentage of total loans, net of
undisbursed funds	7.14%	11.23%	5.56%	2.81%	0.02%

Nonaccrual loans and loans 90 days or more past
due, net of undisbursed funds, as a percentage
of total assets	5.27	9.18	4.71	2.19	0.02

Nonperforming assets, net of undisbursed funds, as
a percentage of total assets	7.79	10.08	4.71	2.19	0.02

Total loans, net of undisbursed funds	$881,411	$1,075,277	$1,055,011	$891,811	$705,024

Nonaccrued interest (3)	6,069	7,299	2,090	391	4
_______
(1)    Balances represent loans, net of undisbursed funds.
(2)    These loans are included in the category above “Loans accounted for on a nonaccrual basis.”
(3)    Represents foregone interest on nonaccrual loans.

    When a loan becomes 90 days past due, we generally place the loan on nonaccrual status unless the credit is well secured and is in the process of collection.  Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem such as an impending foreclosure or bankruptcy or if the borrower is unable to meet their scheduled payment obligations.  As of December 31, 2010, nonaccrual loans and loans 90 days or more past due were $62.9 million, net of undisbursed funds, which represents 7.14% of total loans and 5.27% of total assets.  Of the $22.7 million in nonperforming one-to-four family residential loans $12.4 million were to builders.  Of the $7.3 million in nonperforming commercial real estate loans, $2.1 million related to builders and $5.2 million related to real estate investors.

    Our three largest nonperforming loans at December 31, 2010 were as follows:

•
A construction/land development loan with an outstanding balance of approximately $4.4 million.  The purpose of the loan was to purchase land in Whatcom County and prepare the land for construction of a 250-unit one-to-four family development with the intent that the loan would be paid-off at the time the borrower was able to secure financing for the construction of the units.

•
A one-to-four family speculative construction loan with an outstanding balance of approximately $1.8 million.  The purpose of this loan was to construct seven townhomes located in King County with the intent to sell each one and pay off the loan.  This project is not complete and a receiver has been appointed to work with the borrower and the Bank to complete the project.

•
A construction/land development loan with an outstanding balance of approximately $1.8 million.  The purpose of the loan was to develop a subdivision with 71 finished lots for one-to-four family construction, of which, 26 lots have been sold.  The project is located in Pierce County.  The borrower has until September 2011 to sell the remaining lots otherwise the Bank may take a deed in lieu of foreclosure on the remaining lots.

    We have made significant progress in reducing our nonperforming loans by $57.8 million, or 47.9% at December 31, 2010 as compared to December 31, 2009.  This was accomplished by transferring nonperforming loans to OREO through the foreclosure process, taking deeds in lieu of foreclosure, accepting short sales and charge-offs.  Being a relatively smaller institution, we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly as compared to the larger institutions where decisions could take upwards of six to twelve months.  This has worked to our benefit in reducing the amount of our nonperforming loans and disposing of our OREO.

    The following table summarizes our total nonperforming loans, net of undisbursed funds and OREO, at December 31, 2010 by county and by type of loan or property:

								Percent of
						Total		Total
	County				All Other	Nonperforming	Number of	Nonperforming
	King	Pierce	Snohomish	Kitsap	Counties	Loans	Loans	Loans
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$13,509	$5,552	$1,587	$1,797	$243	$22,688	96	36.05%
Commercial real estate	1,307	3,658	526	1,404	411	7,306	23	11.61
Construction/land development	11,104	6,301	932	6,718	7,830	32,885	60	52.25
Consumer	54	3	--	--	--	57	5	0.09

Total nonperforming loans	$25,974	$15,514	$3,045	$9,919	$8,484	$62,936	184	100.00%

					All			Percent of
	County				Other	Total	Number of	Total
	King	Pierce	Snohomish	Kitsap	Counties	OREO	Properties	OREO
	(Dollars in thousands)
OREO:
One-to-four family residential	$2,669	$7,848	$625	$2,114	$597	$13,853	76	46.02%
Commercial real estate	563	2,622	--	155	450	3,790	13	12.59
Construction/land development	6,221	1,376	136	1,078	3,648	12,459	40	41.39

Total other real estate owned	$9,453	$11,846	$761	$3,347	$4,695	$30,102	129	100.00%

Total nonperforming assets	$35,427	$27,360	$3,806	$13,266	$13,179	$93,038	313

    Construction/land development, commercial real estate and multifamily real estate loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. We continue to monitor our loan portfolio, and believe there is potential for additions to nonperforming loans, charge-offs, provisions for loan losses, and/or OREO in the future if the housing market and other economic conditions do not improve.

    Other Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold.  When the property is acquired, it is recorded at the lower of its cost or the fair market value of the property less selling costs.  We had $30.1 million and $11.8 million of OREO at December 31, 2010 and 2009, respectively.  We have a special assets team whose primary focus is on the prompt and effective management of our troubled, nonperforming assets and to expedite their disposition and minimize any potential losses.  During 2010, we have foreclosed or accepted deeds in lieu of foreclosure on 185 properties totaling $50.2 million.  We anticipated continued foreclosure, deed in lieu of foreclosure and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

    Troubled Debt Restructured Loans.  We account for certain loan modifications or restructurings as a “troubled debt restructuring”, or “TDR.”  In general, the modification or restructuring of a debt is considered a troubled debt restructuring if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider.  At December 31, 2010 we had $74.7 million in troubled debt restructured loans as compared to $61.5 million at December 31, 2009.

    During 2010 we utilized a new strategy for a limited number of our merchant builder borrowing relationships by establishing an “A” and “B” note structure.  We created an “A” note which represents a reduced principal balance expected to be fully collected and at a debt service level and loan-to-value ratio acceptable to us.  The “A” note is classified as a performing TDR loan as long as the borrower continues to perform in accordance with the note terms.  The “B” note represents the amount of the principal reduction portion of the original note and is immediately charged-off.  During the year ended December 31, 2010 $11.1 million of “B” notes were charged-off.  The “B” note is held by the Bank and when the borrower pays off the “A” note, the Bank will proceed with collection efforts on the “B” note.  At December 31, 2010, 78.2% of our TDR loans were classified as performing compared to 57.7% at December 31, 2009.  Of the $58.4 million of performing TDR loans at December 31, 2010, $34.2 million were related to an “A” note as a result of an “A” and “B” note workout strategy.

    The largest TDR loan relationship was $18.4 million and included both construction/land development loans as well as one-to-four family residential rental properties located in King and Pierce counties.  At December 31, 2010, the amount of undisbursed funds to that builder in connection with the restructured and impaired loans totaled $8,000.

    The following table summarizes our total troubled debt restructured loans:

	December 31,
	2010	2009
	(In thousands)
Nonperforming troubled debt restructured loans:
One-to-four family residential	$7,510	$14,758
Commercial real estate	3,428	1,407
Construction/land development	5,361	9,856

Total nonperforming troubled debt restructured loans	$16,299	$26,021

Performing troubled debt restructure loans:
One-to-four family residential	$45,244	$15,256
Multifamily	2,515	2,530
Commercial real estate	10,413	10,143
Construction/land development	133	7,529
Consumer	70	--

Total performing troubled debt restructured loans	$58,375	$35,458

Total troubled debt restructured loans	$74,674	$61,479

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

    When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent.  General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to particular problem assets.  When an insured institution classifies problem assets as a loss, it is required to charge-off those assets in the period in which they are deemed uncollectible.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the DFI, which can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves.  Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated by us as special mention.

    In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of our review of our loans, as of December 31, 2010, $18.2 million of our loans were classified as special mention, $75.0 million were classified as substandard, $345,000 were classified as doubtful and no loans were classified as loss.  The primary reason for the decrease in the loans classified as substandard was a result of loan charge-offs, transfers to OREO, subsequent sales of OREO and short sales during the year ended December 31, 2010.  During 2010, the Bank took an aggressive approach to reduce nonperforming assets and improve asset quality.

    The aggregate amounts of our classified assets, net of undisbursed funds, at the dates indicated were as follows:

	At December 31,
	2010	2009
	(In thousands)
Classified Assets:
Special mention:
One-to-four family residential	$10,261	$4,257
Multifamily	1,936	--
Commercial real estate	5,805	5,716
Construction/land development	--	1,750
Consumer	189	--
Total special mention	$18,191	$11,723

Substandard:
One-to-four family residential	$28,083	$85,150
Multifamily	353	--
Commercial real estate	10,916	11,963
Construction/land development	35,484	106,390
Consumer	140	518
Total substandard	$74,976	$204,021

Doubtful:
Commercial real estate	$--	$1,485
Construction/land development	339	5,000
Consumer	6	45
Total doubtful	$345	$6,530

Total classified assets	$93,512	$222,274

    With the exception of these classified loans, of which $62.9 million were accounted for as nonaccrual loans at December 31, 2010, management is not aware of any loans as of December 31, 2010, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

    Allowance for Loan Losses (“ALLL”).  Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  Our methodology for analyzing the ALLL consists of two components: general and specific allowances.  The general allowance is determined by applying factors to our various groups of loans.  Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL.  The specific allowance component is created when management believes that the collectibility of a specific loan,  has been impaired and a loss is probable.  The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete, if any, and costs to sell the property.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

    Our Board of Directors approves the provision for loan losses on a quarterly basis.  The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

    We believe that the accounting estimate related to the ALLL is a critical accounting estimate because it is highly susceptible to change from period to period requiring management to make assumptions about probable losses inherent in the loan portfolio.  The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

    The provision for loan losses was $53.1 million, $51.3 million and $9.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The increase in the provision for loan losses was attributable to the level of nonperforming loans, the continued depressed real estate values, the uncertain economic environment in our market area, the FDIC liquidations of financial institutions in the Pacific Northwest and the effect it has had on our market area, the level of charge-offs during 2010 and the increase in the number of requests for loan modifications. The allowance for loan losses was $22.5 million or 2.6% of total loans at December 31, 2010 as compared to $33.0  million, or 3.1% of total loans outstanding at December 31, 2009. The level of the allowance is based on estimates, and the ultimate losses may vary from the estimates.  Management reviews the adequacy of the allowance for loan losses on a quarterly basis.

    A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments in accordance with the loan agreement.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrowers, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed.  Loans are evaluated for impairment on a loan-by-loan basis.  As of December 31, 2010, 2009 and 2008, impaired loans, net of loans in process, were $121.3 million, $156.2 million and $52.5 million, respectively.

    The following table summarizes the distribution of the allowance for loan losses by loan category.

	At December 31,
	2010			2009			2008			2007			2006
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:				(Dollars in thousands)
One-to-four
family residential	$398,690	$8,302	44.68%	$496,731	$11,130	44.54%	$512,446	$3,924	45.05%	$424,863	$1,508	42.45%	$373,192	$302	48.86%
Multifamily	144,876	1,893	16.23	146,508	1,896	13.14	100,940	243	8.87	76,039	151	7.60	79,701	38	10.44
Commercial	272,713	6,742	30.57	288,996	6,422	25.91	260,727	2,140	22.92	204,798	1,066	20.46	153,924	515	20.15
Construction/land
development	56,501	5,151	6.33	163,953	13,255	14.70	250,512	10,634	22.02	288,378	5,128	28.82	153,401	1,094	20.08
Total real estate	872,780	22,088	97.81	1,096,188	32,703	98.29	1,124,625	16,941	98.86	994,078	7,853	99.33	760,218	1,949	99.53

Business	479	7	0.05	353	6	0.03	--	--	--	--	--	--	--	--	--

Consumer	19,127	439	2.14	18,678	330	1.68	12,927	41	1.14	6,672	118	0.67	3,537	22	0.47

Total loans	$892,386	$22,534	100.00%	$1,115,219	$33,039	100.00%	$1,137,552	$16,982	100.00%	$1,000,750	$7,971	100.00%	$763,755	$1,971	100.00%

Management believes that it uses the best information available to determine the allowance for loan losses.  However, unforeseen market conditions could result in adjustments to the allowance for loan losses and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

We believe that the allowance for loan losses as of December 31, 2010 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of First Savings Bank’s allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our ALLL at the dates and for the periods indicated.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Allowance at beginning of period	$33,039	$16,982	$7,971	$1,971	$1,651
Provision for loan losses	53,100	51,300	9,443	6,000	320

Charge-offs:
One-to-four family	(24,594)	(6,043)	--	--	--
Commercial real estate	(8,012)	(2,812)	--	--	--
Construction/land development	(32,080)	(26,283)	(432)	--	--
Consumer	(790)	(164)	--	--	--

Total charge-offs	(65,476)	(35,302)	(432)	--	--

Total recoveries	1,871	59	--	--	--

Net charge-offs	(63,605)	(35,243)	(432)	--	--
Balance at end of period	$22,534	$33,039	$16,982	$7,971	$1,971

Allowance for loan losses as a percentage
of total loans outstanding at the end of
the period, net of undisbursed funds	2.56%	3.07%	1.61%	0.89%	0.28%

Net charge-offs to average loans
receivable, net	6.55%	3.38%	0.04%	--	--

ALLL as a percentage of nonperforming loans at
end of period, net of undisbursed funds	35.80%	27.37%	28.96%	31.83%	1,279.87%

Investment Activities

General.  Under Washington law, savings banks are permitted to invest in various types of liquid assets, including U.S.  Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker’s acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities, and obligations of states and their political sub-divisions.

The investment committee, consisting of the Chief Executive Officer, Chief Financial Officer and Controller of First Savings Bank, has the authority and responsibility to administer our investment policy, monitor portfolio strategies and recommend appropriate changes to policy and strategies to the Board of Directors.  On a monthly basis, management reports to the Board a summary of investment holdings with respective market values and all purchases and sales of investment securities.  The Chief Financial Officer has the primary responsibility for the management of the investment portfolio and considers various factors when making decisions, including the marketability, maturity and tax consequences of proposed investments.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

At December 31, 2010, our investment portfolio consisted principally of mortgage-backed securities, U.S. Government Agency obligations and municipal bonds.  From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, deposits and other activities.

Mortgage-Backed Securities.  The mortgage-backed securities in our portfolio were comprised of Freddie Mac, Fannie Mae, and Ginnie Mae mortgage-backed securities.  The principal on these securities is backed by the U.S. agency issuing the security.  The mortgage-backed securities had a weighted-average yield of 3.36% at December 31, 2010.

U.S. Government Agency Obligations.  At December 31, 2010, the portfolio had a weighted-average yield of 5.26%.

Municipal Bonds.  The municipal bond portfolio was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipalities.   All bonds are from issuers located within the State of Washington.  The weighted-average yield on the municipal bond portfolio was 7.10% at December 31, 2010.

Federal Home Loan Bank Stock.  As a member of the FHLB, we are required to own capital stock in the FHLB.  The amount of stock we hold is based on guidelines specified by the FHLB.  The redemption of any excess stock we hold is at the discretion of the FHLB.  The carrying value of the stock totaled $7.4 million at December 31, 2010.  We did not receive a dividend during the years ended December 31, 2010 and 2009.

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

On October 25, 2010, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator the Federal Housing Finance Agency (“FHFA”).  The Consent Order sets forth requirements for capital management, asset composition and other operational and risk management improvements.  Additionally, the FHFA and the FHLB have agreed to a Stabilization Period that ends upon the filing of the FHLB’s June 30, 2011 financial statements.  During this period, the FHLB’s classification as undercapitalized will remain in place.  Subsequently, the FHLB may begin repurchasing member stock at par and paying dividends, upon achieving and maintaining financial thresholds established by the FHFA as part of the agency’s supervisory process, subject to FHFA’s approval.

Under FHFA regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.  Based upon an analysis by Standard and Poor’s regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government.  We believe the U.S. government would almost certainly support the credit obligations of the FHLB System.  We have determined there is not an other-than-temporary impairment on our FHLB stock investment as of December 31, 2010.  For additional information, see Item 1.A.  “Risk Factors - Continued Deterioration in the financial position of the FHLB may result in future impairment losses of our investment in FHLB stock.”

The following table sets forth the composition of our investment portfolio at the dates indicated.  The amortized cost of the available for sale investments is their net book value.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Available for sale:
Mortgage-backed securities:
Fannie Mae	$109,134	$110,144	$50,025	$51,271	$65,991	$66,743
Freddie Mac	40,454	41,149	28,924	29,941	59,296	60,112
Ginnie Mae	9,542	9,444	5,099	5,183	7,858	7,692
Municipal bonds	2,395	1,922	4,857	4,374	4,858	4,310
U.S. Government agencies	1,805	1,944	1,946	2,003	5,344	5,855
Mutual fund	--	--	4,460	4,611	4,611	4,611
Total available for sale	$163,330	$164,603	$95,311	$97,383	$147,958	$149,323

At December 31, 2010, 2009 and 2008 there were no investments held to maturity.

During the year ended December 31, 2010, gross proceeds from sales of investments were $25.1 million with gross gains of $864,000 and gross losses of $21,000.

Management reviews investment securities on an ongoing basis for the presence of other-than-temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity; and other factors.  For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss).  Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss).  Losses related to OTTI at December 31, 2010 and 2009 were none and $152,000, respectively.  For additional information regarding our investments, see Note 3 of Notes to Consolidated Financial Statements contained in Item 8.

The table below sets forth information regarding the carrying value, weighted-average yields and maturities or call dates of our investment portfolio at December 31, 2010.  Mortgage-backed securities and the FHLB stock investments have no stated maturity date and are included in the totals column only.

	At December 31, 2010
	Amount Due or Repricing:
			After One Year		After Five Years
	Within One Year		to Five Years		to Ten Years		Thereafter		Totals
		Weighted-		Weighted-		Weighted-		Weighted-		Weighted-
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Available for sale:
Mortgage-backed securities	$--	--%	$--	--%	$--	--%	$--	--%	$160,737	3.36%
Municipal bonds	--	--	--	--	488	5.65	1,434	7.46	1,922	7.10
U.S. Government agencies	--	--	553	5.28	--	--	1,391	5.25	1,944	5.26
Total available for sale	$--	--%	$553	5.28%	$488	5.65%	$2,825	6.56%	$164,603	3.44%

FHLB stock	$--	--%	$--	--%	$--	--%	$--	--%	$7,413	--%

Deposit Activities and Other Sources of Funds

General.  Deposits and loan repayments are the major sources of our funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions.  Borrowings from the FHLB are used to supplement the availability of funds from other sources and also as a source of term funds to assist in the management of interest rate risk.

Our deposit composition reflects a mixture of various deposit products.  We rely on marketing activities, convenience, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits.

Deposits.  Deposits are attracted from within our market area through the offering of a broad selection of deposit products, including noninterest bearing accounts, NOW accounts, money market deposit accounts, statement savings accounts and certificates of deposit.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, current maturity structures, deposit mix, our customer preferences and the profitability of acquiring customer deposits compared to alternative sources.

At December 31, 2010, our deposits totaled $920.2 million.  We had $510.9 million of jumbo ($100,000 or more) certificates of deposit of which $57.8 million were public funds, which represent 55.5% and 6.3%, respectively, of total deposits.  There were no brokered deposits at December 31, 2010.

Deposit Activities.  The following table sets forth our total deposit activity for the periods indicated.

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Beginning balance	$939,423	$791,483	$729,494

Net balance before interest credited	(41,294)	119,133	32,000
Interest credited	22,097	28,807	29,989
Net increase (decrease) in deposits	(19,197)	147,940	61,989
Ending balance	$920,226	$939,423	$791,483

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2010.

Weighted -
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
			(Dollars in thousands)

--%	N/A	Noninterest bearing accounts	$8,700	N/A	0.95%
0.30	N/A	NOW accounts	13,458	N/A	1.46
0.75	N/A	Statement savings accounts	15,387	N/A	1.67
0.91	N/A	Money market accounts	193,982	N/A	21.08
		Certificates of deposit:
0.51	3 month		1,293	$1,000	0.14
0.73	6 month		7,523	1,000	0.82
1.11	9 month		1,163	1,000	0.13
0.99	Variable 12 month		85	1,000	0.01
1.36	12 month		103,511	1,000	11.25
1.56	13 month		11,045	1,000	1.20
1.86	18 month		198,528	1,000	21.57
1.83	24 month		29,861	1,000	3.24
2.36	30 month		27,189	1,000	2.95
3.03	36 month		85,100	1,000	9.25
3.44	48 month		220,026	1,000	23.91
4.32	60 month		3,275	1,000	0.36
5.15	72 month		100	1,000	0.01
		Total certificates of deposit	688,699		74.84
		Total	$920,226		100.00%

Certificates of Deposit.  The following table sets forth the amount and maturities of certificates of deposit at December 31, 2010.

	Amount Due
		After One	After Two	After Three
		Year	Years	Years
	Within	Through	Through	Through
	One Year	Two Years	Three Years	Four Years	Thereafter	Total
	(In thousands)

0.00% - 1.00%	$17,493	$5,173	$--	$--	$--	$22,666
1.01% - 2.00%	225,775	67,589	12,707	10,687	205	316,963
2.01% - 3.00%	33,747	48,376	46,817	74,061	123	203,124
3.01% - 4.00%	13,725	26,279	32,128	1,785	--	73,917
4.01% - 5.00%	12,035	11,737	437	--	--	24,209
5.01% - 6.00%	32,420	15,300	--	--	100	47,820
Total	$335,195	$174,454	$92,089	$86,533	$428	$688,699

The following table sets forth the amount of our jumbo certificates of deposit by time remaining until maturity as of December 31, 2010.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Certificates
Maturity Period	of Deposit
(In thousands)

Three months or less	$42,717
Over three months through six months	41,545
Over six months through twelve months	166,507
Over twelve months	260,157
Total	$510,926

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts we offered  at the dates indicated.

	At December 31,
	2010		2009		2008
		Percent		Percent		Percent
		of		of		of
	Amount	Total	Amount	Total	Amount	Total
(Dollars in thousands)

Noninterest-bearing	$8,700	0.95%	$3,294	0.35%	$2,407	0.30%
NOW	13,458	1.46	12,740	1.36	9,859	1.25
Statement savings	15,387	1.67	15,423	1.64	12,605	1.59
Money market	193,982	21.08	194,315	20.68	121,164	15.31
Certificates of deposit:
0.00 - 1.00%	22,666	2.46	6,500	0.69	--	--
1.01 - 2.00%	316,964	34.45	148,215	15.78	--	--
2.01 - 3.00%	203,123	22.07	181,592	19.33	6,598	0.83
3.01 - 4.00%	73,918	8.03	133,210	14.18	291,510	36.83
4.01 - 5.00%	24,208	2.63	171,926	18.30	255,555	32.29
5.01 - 6.00%	47,820	5.20	72,208	7.69	91,785	11.60
Total certificates
of deposit	688,699	74.84	713,651	75.97	645,448	81.55
Total	$920,226	100.00%	$939,423	100.00%	$791,483	100.00%

Borrowings.  Customer deposits are the primary source of funds for our lending and investment activities.  We use advances from the FHLB to supplement our supply of lendable funds to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We maintained a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral, which at December 31, 2010 was $317.4 million.  At December 31, 2010, outstanding advances from the FHLB, under this credit facility, totaled $93.1 million.

The following table sets forth information regarding FHLB advances at the end of and during the periods indicated.  The table includes both long- and short-term borrowings.

	At or for the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Maximum amount of borrowings outstanding
at any month end	$143,066	$149,900	$157,500

Average borrowings outstanding	$130,423	$147,314	$123,886

Weighted-average rate paid	3.21%	3.47%	3.51%

Balance outstanding at end of the year	$93,066	$139,900	$156,150

Weighted-average rate paid at end of the year	2.51%	3.50%	3.25%

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, First Savings Bank Northwest and First Financial Diversified.  First Financial Diversified primarily provides escrow services to First Savings Bank, other area lenders and some private individuals.  First Financial Diversified also offers limited consumer loans to First Savings Bank’s customers, which consist of short-term unsecured loans, second mortgages and, to a lesser extent, home equity loans.  At December 31, 2010, loans from First Financial Diversified represented less than two percent of our loan portfolio.

First Savings Bank Northwest.  First Savings Bank Northwest is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington.  We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.

Competition

We face competition in originating loans and in attracting deposits within our targeted geographic market area.  We compete by consistently delivering high-quality, personal service to our customers that results in a high level of customer satisfaction.

Based on the most current FDIC Deposit Market Share Report dated June 30, 2010, we ranked eighth in terms of deposits with a deposit market share of 2.0%, among the 55 FDIC-insured depository institutions located in King County, our primary market area.  Our key competitors are Banner Bank, Key Bank, Union Bank, US Bank and Washington Federal.  These competitors control 28.4% of the King County deposit market with deposits of $14.6 billion, of the $51.5 billion total deposits in King County as of June 30, 2010.   Aside from these traditional competitors, credit unions, insurance companies and brokerage firms are also competitors for consumer deposit relationships.

Our competition for loans comes principally from commercial banks, mortgage brokers, thrift institutions, credit unions and finance companies.   Several other financial institutions, including those previously mentioned, have greater resources than we do and compete with us for banking business in our targeted market area.  These  institutions have far more resources than we do and as a result are able to offer a broader range of services such as trust departments, merchant banking and enhanced retail services.  Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources and allocate their investable assets in regions of highest yield and demand.  The challenges posed by such large competitors may impact our ability to originate loans, secure low cost deposits and establish product pricing levels that support our net interest margin goals, which may limit our future growth and earnings prospects.

Employees

At December 31, 2010, we had 112 full-time employees.  Our employees are not represented by any collective bargaining group.  We consider our employee relations to be good.

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

First Savings Bank is regulated by the DFI and the FDIC.  First Savings Bank elected, pursuant to Section 10(l) of the Home Owners’ Loan Act, as amended, to be treated as a savings association.  As a result, First Financial Northwest is a registered savings and loan holding company subject to regulation of the OTS.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act"). The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of savings and loan holding companies from the OTS to the Board of Governors of the Federal Reserve System ("Federal Reserve"), effective one year from the effective date of the legislation. The following discussion summarizes significant aspects of the new law that may affect First Savings Bank and First Financial Northwest. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of First  Savings Bank:

•
A new independent consumer financial protection bureau will be established within the Federal Reserve, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like First Savings Bank, will be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	Tier 1 capital treatment for "hybrid" capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits will be repealed, effective July 21, 2011.

•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest- bearing transaction accounts and IOLTA accounts is extended through December 31, 2012.

•	Deposit insurance assessment base will be the depository institution's total average assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to "offset the effect" of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of First Financial Northwest:

•
The Federal Reserve will have authority over savings and loan holding companies.  The regulations of the Office of Thrift Supervision will remain in effect until modified by the Federal Reserve as applicable.

•	Thrift holding companies will be subject to the same capital requirements as bank holding companies in five years.

•
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•
Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers and (ii) at least once every six years on whether they should have a "say on pay" vote every one, two or three years.

•
A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain "significant" matters, which include votes on the election of directors, executive compensation matters and any other matter determined to be significant.

•
Stock exchanges, which does not include the OTC Bulletin Board, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees.

Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.  It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Regulation and Supervision of First Savings Bank

General.  As a state-chartered savings bank, First Savings Bank is subject to applicable provisions of Washington law and regulations of the DFI.  State law and regulations govern First Savings Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.  Under state law, savings banks in Washington State also generally have all of the powers that federal savings banks have under federal laws and regulations.  First Savings Bank is subject to periodic examination and reporting requirements by and of the DFI.

Insurance of Accounts and Regulation by the FDIC. First Savings Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest-bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2012.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

First Savings Bank entered into a Stipulation to the Issuance of a Consent Order (“Order”) with the FDIC and the DFI, which became effective September 24, 2010.  The FDIC has also notified First Savings Bank that it may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FDIC. In addition, First Savings Bank may not make indemnification and severance payments without complying with certain statutory restrictions, including prior written approval of the FDIC.  For additional information, see Item 1.A. “Risk Factors-Certain regulatory restrictions were recently imposed on us: lack of compliance could result in monetary penalties and/or additional regulatory actions.”

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the Deposit Insurance Fund. Under FDIC’s risk-based assessment rules, effective until April 1, 2011, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III and 40 to 77.5 basis points for Risk Category IV.  Rates increase uniformly by 3 basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the Deposit Insurance Fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the Deposit Insurance Fund, the FDIC has adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk-weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011 and were based on the institution’s assessment base for the third quarter of 2009, with deposit growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution's total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

In October 2008, the FDIC introduced the Temporary Liquidity Guarantee Program (the "TLGP"), a program designed to improve the functioning of the credit markets and to strengthen capital in the financial system during this period of economic distress. The TLGP has two components: 1) a Debt Guarantee Program ("DGP"), guaranteeing newly issued senior unsecured debt and 2) a Transaction Account Guarantee Program ("TAGP"), providing a full guarantee of noninterest bearing deposit transaction accounts, Negotiable Order of Withdrawal ("NOW") accounts paying less than 0.5% annual interest and interest on lawyers trust accounts (“IOLTA"), regardless of the amount. First Savings Bank does not participate in the DGP but did participate in the TAGP. Under the Dodd-Frank Act and the FDIC rules, separate temporary coverage for noninterest bearing transaction accounts and IOLTA accounts became effective on December 31, 2010, terminating on December 31, 2012, so that all funds held in such accounts are fully insured, without limit.  Further, unlike the TAGP, all U.S. depository institutions insured by the FDIC must participate; there is no opt out provision.  The FDIC does charge a separate assessment for the temporary coverage provided under the Dodd-Frank Act.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ratio the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.

Federally insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the quarterly period ended December 31, 2010, the Financing Corporation assessment equaled 1.04 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of Deposit Insurance Fund deposits, will continue until the bonds mature in the years 2017 through 2019.  For 2010, the Bank incurred $104,000 in FICO assessments.

The FDIC may terminate the deposit insurance of any insured depository institution, including First Savings Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution meets certain criteria.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  We are not aware of any practice, condition or violation that might lead to termination of First Savings Bank’s deposit insurance.

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4% and a leverage ratio of not less than 4%.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally.  Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized.  Failure by institutions to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator.  Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

Although First Savings Bank met the financial ratios for "well capitalized" status at December 31, 2010 based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, First Savings Bank is no longer regarded as "well capitalized" for federal regulatory purposes as a result of the deficiencies cited in the Order. As a result of this reclassification, our FDIC deposit insurance premiums increased and First Savings Bank became subject to restrictions on brokered deposits.

Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities.  The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer and ensure the proper disposal of customer and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems.  If the FDIC determines that First Savings Bank fails to meet any standard prescribed by the guidelines, the agency may require First Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard.  FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans.  We are not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance by First Savings Bank.

Capital Requirements.  Federally insured savings institutions, such as First Savings Bank, are required to maintain a minimum level of regulatory capital.  FDIC regulations recognize two types, or tiers, of capital: core (“Tier 1”) capital and supplementary (“Tier 2”) capital.  Tier 1 capital generally includes common shareholders’ equity and noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is recognized up to 100% of Tier 1 capital for risk-based capital purposes (after any deductions for disallowed intangibles and disallowed deferred tax assets), includes such items as qualifying general loan loss reserves (up to 1.25% of risk-weighted assets), cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years), certain perpetual preferred stock, hybrid capital instruments including mandatory convertible debt, term subordinated debt, intermediate-term preferred stock (original average maturity of at least five years) and net unrealized holding gains on equity securities (subject to certain limitations); provided, however, the amount of term subordinated debt and intermediate term preferred stock that may be included in Tier 2 capital for risk-based capital purposes is limited to 50.0% of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 3% to 4% of total assets. At December 31, 2010, First Savings Bank had a Tier 1 leverage capital ratio of 11.73%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8% and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies and management's ability to monitor and control financial operating risks.

The DFI requires that net worth equal at least five percent of total assets.  At December 31, 2010, First Savings Bank had Tier 1 risk-based capital of 18.38%.

The table below sets forth First Savings Bank's capital position under the prompt corrective action regulations of the FDIC at December 31, 2010 and 2009 and the requirements pursuant to the Order. The Bank’s Tier 1 capital ratio was 11.73% and our Total risk-based capital ratio was 19.65% at December 31, 2010 which exceeded the requirements of the Order of 10% and 12%, respectively.

	At December 31,
	2010		2009
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Bank equity capital under GAAP	$142,482		$164,988

Total risk-based capital	$151,782	19.65%	$174,480	20.49%
Total risk-based capital requirement	61,793	8.00	68,107	8.00
Excess	$89,989	11.65%	$106,373	12.49%

Tier 1 risk-based capital	$141,970	18.38%	$163,492	19.20%
Tier 1 risk-based capital requirement	30,896	4.00	34,054	4.00
Excess	$111,074	14.38%	$129,438	15.20%

Tier 1 leverage capital	$141,970	11.73%	$163,492	12.46%
Tier 1 leverage capital requirement	48,403	4.00	52,472	4.00
Excess	$93,567	7.73%	$111,020	8.46%

Pursuant to minimum capital requirements of the FDIC, the Bank is required to maintain a leverage ratio (capital to assets ratio) of 4% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively.  The Order requires the Bank to maintain Tier 1 capital and total risk-based capital ratios at a minimum of 10% and 12%, respectively.  As of December 31, 2010 and 2009, the Bank was classified as an “adequately capitalized” institution under the criteria established by the FDIC.

First Savings Bank’s management believes that, under the current regulations, First Savings Bank will continue to meet its minimum capital requirements in the foreseeable future.  However, events beyond the control of First Savings Bank, such as a downturn in the economy in areas where it has most of its loans, could adversely affect future earnings and, consequently, the ability of First Savings Bank to meet its capital requirements.

Federal Home Loan Bank System. First Savings Bank is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing. See "Business - Deposit Activities and Other Sources of Funds - Borrowings."

As a member, First Savings Bank is required to purchase and maintain stock in the FHLB. At December 31, 2010, the Bank had $7.4 million in FHLB stock, which was in compliance with this requirement. First Savings Bank did not receive any dividends from the FHLB for the year ended December 31, 2010. Subsequent to December 31, 2008, the FHLB announced that it was below its regulatory risk-based capital requirement and it is now precluded from paying dividends or repurchasing capital stock. The FHLB is not anticipated to resume dividend payments until its financial results improve. The FHLB has not indicated when dividend payments may resume.

The Federal Home Loan Banks continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of First Savings Bank's Federal Home Loan Bank stock may result in a corresponding reduction in its capital.

Emergency Economic Stabilization Act of 2008. In October 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted. The EESA authorizes the Department of the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program, or TARP. The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program, or CPP, the Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. We did not apply for, or receive, any funds from the TARP CPP primarily because of the additional capital raised in our mutual to stock conversion that was completed in October 2007.  EESA also included additional provisions directed at bolstering the economy, which we were able to participate in, such as the temporary increase in FDIC insurance coverage of deposit accounts, which increased from $100,000 to $250,000 through December 31, 2013.

Real Estate Lending Standards.  FDIC regulations require First Savings Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards, loan administration procedures and documentation and approval and reporting requirements.  First Savings Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  First Savings Bank’s Board of Directors is required to review and approve First Savings Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan to value ratios should not exceed 100% of total capital and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four family residential properties in excess of the supervisory loan-to-value ratios should not exceed 30% of total capital.  Loans in excess of the supervisory loan to value ratio limitations must be identified in First Savings Bank’s records and reported at least quarterly to First Savings Bank’s Board of Directors.  First Savings Bank is in compliance with the record and reporting requirements.  As of December 31, 2010, First Savings Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 9.7% of total risk-based capital and First Savings Bank’s loans on construction, commercial, multifamily or other non-one-to-four family residential properties in excess of  the supervisory loan to value ratios were 3.4% of total risk-based capital.  The increase in the loan-to-value ratios was a result of the decrease in real estate values that we have experienced during the year ended December 31, 2010 primarily related to our nonperforming assets.

Activities and Investments of Insured State-Chartered Financial Institutions.  Federal law generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks.  An insured state bank is not prohibited from, among other things, (1) acquiring or retaining a majority interest in a subsidiary, (2) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (3) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions and (4) acquiring or retaining the voting shares of a depository institution owned by another FDIC-insured institution if certain requirements are met.

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

Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on, all prior and present “owners and operators” of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  To the extent that legal uncertainty exists in this area, all creditors, including First Savings Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or noninterest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank.  As of December 31, 2010, First Savings Bank’s vault cash exceeded its Regulation D reserve requirements.

Affiliate Transactions.  Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or any nonbank subsidiary of the bank holding company are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the subsidiary bank’s capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with nonaffiliates.

Community Reinvestment Act.  Banks are also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution or banks that are involved in certain acquisitions by a savings and loan holding company.  First Savings Bank received a “satisfactory” rating during its most recent examination.

Dividends. The amount of dividends payable by First Savings Bank to First Financial Northwest depends upon First Savings Bank’s earnings and capital position, and is limited by federal and state laws.  According to Washington law, First Savings Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the Washington Department of Financial Institutions.  Dividends on First Savings Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Savings Bank, without the approval of the Director of the Washington Department of Financial Institutions.

The amount of dividends actually paid during any one period is strongly affected by First Savings Bank’s policy of maintaining a strong capital position.  Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations.  Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

Under the Order, First Savings Bank is not able to pay dividends to First Financial Northwest without the prior approval of the DFI and the FDIC.  For additional information, see Item 1.A. "Risk Factors- Certain regulatory restrictions were recently imposed on us: lack of compliance could result in monetary penalties and/or additional regulatory actions."

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”)  modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. First Savings Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require First Savings Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Qualified Thrift Lender Test.  Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association must comply with the Qualified Thrift Lender test by either meeting the Qualified Thrift Lender test set forth in the Home Owners' Loan Act and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986.  A savings bank subsidiary of a savings and loan holding company that does not comply with the Qualified Thrift Lender test must comply with the following restrictions on its operations:

•	the institution may not engage in any new activity or make any new investment, directly or indirectly, unless the activity or investment is permissible for a national bank;

•	the branching powers of the institution are restricted to those of a national bank; and

•	payment of dividends by the institution are subject to the rules regarding payment of dividends by a national bank.

Upon the expiration of three years from the date the institution ceases to meet the Qualified Thrift Lender test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).

As of December 31, 2010, First Savings Bank maintained 75.8% of its portfolio assets in qualified thrift investments and, therefore, met the Qualified Thrift Lender test.

Other Consumer Protection Laws and Regulations.  First Savings Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While the list set forth below is not exhaustive, these include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services.  Failure to comply with these laws and regulations can subject First Savings Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights.

Regulation and Supervision of First Financial Northwest

General.  First Financial Northwest is subject to regulation as a savings and loan holding company under the Home Owners’ Loan Act, as amended, instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because First Savings Bank made an election under Section 10(l) of the Home Owners’ Loan Act, in connection with the mutual to stock conversion,  to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act.  As a result, First Financial Northwest registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies.  First Financial Northwest is also required to file certain reports with, and otherwise comply with the rules and regulations of the Securities and Exchange Commission.  As a subsidiary of a savings and loan holding company, First Savings Bank is subject to certain restrictions in its dealings with First Financial Northwest and affiliates thereof.

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

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, Federal regulations do prescribe such restrictions on subsidiary savings institutions as described above. Because First Savings Bank is treated as a savings association subsidiary of a savings and loan holding company, it must notify the OTS 30 days before declaring any dividend to First Financial Northwest.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the OTS has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of First Savings Bank.

Capital Requirements for First Financial Northwest

Under the Dodd-Frank Act, savings and loan holding companies will not be subject to any capital requirements for five years. The OTS, however, expects First Financial Northwest to support First Savings Bank, including providing additional capital to First Savings Bank when it does not meet its capital requirements. Under the Dodd-Frank Act, the federal banking regulators must require any company that controls an FDIC-insured depository institution to serve as a source of strength for the institution, with the ability to provide financial assistance if the institution suffers financial distress, effective when the responsibilities of the OTS are transferred to the Federal Reserve.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association.  An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the OTS.  Under the Change in Bank Control Act, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquiror and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Restrictions on Dividends. First Financial Northwest's ability to declare and pay dividends may depend in part on dividends received from First Savings Bank. The Revised Code of Washington regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid out of accumulated net earnings, provided that the bank continues to meet its surplus requirements. In addition, dividends may not be declared or paid if First Savings Bank is in default in payment of any assessment due the FDIC.  On April 14, 2010, in connection with our most recent examination by the OTS, the members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement (a memorandum of understanding ("MOU)). Under the terms of the MOU, First Financial Northwest agreed, among other things, to provide notice to and obtain written non-objection from the OTS prior to declaring a dividend. For additional information, see Item 1.A. "Risk Factors- Certain regulatory restrictions were recently imposed on us: lack of compliance could result in monetary penalties and/or additional regulatory actions."

Limitations on Transactions with Affiliates.  Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution.  In a  holding company context, the holding company and any companies which are controlled by such holding companies are affiliates of the savings institution.  Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a nonaffiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings institution from (1) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies or (2) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders.  Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a savings institution and certain affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2010, First Savings Bank was in compliance with these restrictions.

Restrictions on Acquisitions.  Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (1) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (2) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary.  Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (1) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (2) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act or (3) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Federal Securities Laws.  First Financial Northwest’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

Taxation

Federal Taxation

General.  First Financial Northwest and First Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Savings Bank.  The tax years still open for review by the Internal Revenue Service are 2006 through 2009.

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

Charitable Contribution Carryovers.  We may carryforward charitable contributions to the succeeding five taxable years.  The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws.  At December 31, 2010, First Financial Northwest had a charitable contribution carryforward for federal income tax purposes of $4.8 million.  This carryforward was generated from our creation of the First Financial Northwest Foundation to which we contributed a block of stock in connection with the mutual to stock conversion, having a market value of $16.9 million.  During the year ended December 31, 2010, we recorded an additional valuation allowance of $2.8 million relating to our charitable contribution carryforward.  At December 31, 2010, this valuation allowance totaled $4.8 million.  This amount represents the tax effect of the estimated amount of the First Financial Northwest’s charitable contribution carryforward that management believes will not be utilized in the next three years.

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

Washington State Taxation

First Financial Northwest and its subsidiaries are subject to a business and occupation tax imposed under Washington state law at the rate of 1.80% of gross receipts. In addition, various municipalities also assess business and occupation taxes at differing rates.  Interest received on loans secured by first lien mortgages or deeds of trust on residential properties, rental income from properties, and certain investment securities are exempt from this tax.

An audit by the Washington State Department of Revenue was completed for the years 2005 through 2008.  The findings resulted in an immaterial amount paid to the State of Washington.

Executive Officers of First Financial Northwest, Inc.

The current executive officers of First Financial Northwest consist of the same individuals who are executive officers of First Savings Bank.  The business experience for at least the past five years for the executive officers of First Financial Northwest or First Savings Bank is set forth below.

Victor Karpiak, age 56, is Chairman of the Board, President and Chief Executive Officer of First Financial Northwest and First Savings Bank.  Prior to his appointment as President of First Savings Bank in 1999, he served as Executive Vice President and Chief Financial Officer.  Mr. Karpiak has served as President and Chief Financial Officer of First Financial Holdings, MHC and First Financial of Renton, predecessors of First Financial Northwest, since they were established in 2002.  In January 2005, he was appointed Chairman of the Board and Chief Executive Officer of First Financial Holdings, MHC, First Financial of Renton and First Savings Bank.  He has been with First Savings Bank for 33 years.

Kari A. Stenslie, age 46, is Vice President and Chief Financial Officer of First Financial Northwest and First Savings Bank.  Prior to joining First Financial Northwest on February 19, 2008, she was employed by First Mutual Bancshares, Inc. Bellevue, Washington and its subsidiary, First Mutual Bank, from 1988 to 2008 in accounting related positions. From 1999 until its acquisition in February 2008 she was First Mutual's Senior Vice President and Controller. Ms. Stenslie is a certified public accountant with 21 years of financial institution experience.  She received her Bachelor of Arts degree in Business from Seattle University. Ms. Stenslie's professional affiliations include the American Institute of Certified Public Accountants, Washington State Society of Certified Public Accountants and the Institute of Management Accountants.

Herman “Rob” Robinson, age 65, is Senior Vice President and Chief Lending Officer of First Savings Bank.  Prior to joining First Savings Bank on June 1, 2010, Mr. Robinson was Senior Vice President, Senior Credit Approval Officer at East West Bank, the successor to United Commercial Bank, from 2000 to May 2010.  Mr. Robinson has over 40 years of banking experience.  During his banking career, Mr. Robinson has held positions such as Chief Credit Officer, Manager of Special Credits and Senior Vice President and Manager of Commercial Lending at various banks.

M. Scott Gaspard, age 57, is Senior Vice President, External Affairs of First Financial Northwest and First Savings Bank.  Prior to joining First Financial Northwest on January 1, 2009, he was Senior Vice President, Manager Government and Industry Relations at Washington Mutual, Inc. from 2003 until December 31, 2008. Before that,  Mr. Gaspard served as an officer of the Washington Financial League from 1979 to 2003, becoming President in 1981.  Mr. Gaspard received his Bachelor of Science degree in Business Administration from the University of Puget Sound.

Roger Elmore, age 44, is Vice President of First Financial Northwest and Senior Vice President and Chief Administrative Officer of First Savings Bank.  Prior to his promotion in 2008, Mr. Elmore served as Vice President and Senior Operations Officer of First Savings Bank, a position he had held since 2004.  Before that Mr. Elmore was Vice President Risk Operations Division Manager at Washington Mutual Bank from 2001 through 2004.  Prior to 2001, Mr. Elmore held numerous management positions at Washington Mutual Bank.

Item 1A.  Risk Factors.

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks and you could lose all or part of your investment.

Certain regulatory restrictions were recently imposed on us: lack of compliance could result in monetary penalties and/or additional regulatory actions.

The Bank entered into a Stipulation to the Issuance of a Consent Order (the "Order") by the FDIC and the DFI, which became effective on September 24, 2010. Under the terms of the Order, the Bank is required, among other things, to take certain measures in the areas of management, capital, classified assets, loan loss allowance determination, lending, liquidity management, and board oversight. Specifically, the Order requires that the Bank maintain a Tier 1 capital ratio and a total risk-based capital ratio of at least 10% and 12%, respectively, and reduce assets classified as substandard at the time of its most recent examination to below 65% by March 2011. The Bank must also revise its lending and collection and written funds management and liquidity policies, including a plan to reduce its reliance on non-core funding sources, revise its policy for determining the allowance for loan losses, develop a plan to reduce its commercial real estate concentrations and submit to regulators a strategic business plan and independent management study. The Order specifies certain timeframes for meeting these requirements and the Bank must furnish periodic progress reports to the FDIC and DFI regarding its compliance with the Order. In addition, the Bank will not be able to pay cash dividends to First Financial Northwest without prior approval from the FDIC and DFI.

On April 14, 2010, in connection with our most recent examination by the OTS, the members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement (a memorandum of understanding ("MOU)). Under the terms of the MOU, the Company agreed, among other things, to provide notice to and obtain written non-objection from the OTS prior to the Company (a) declaring a dividend or redeeming any capital stock; and (b) incurring, issuing, renewing or repurchasing any new debt. In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

At December 31, 2010, First Savings Bank each exceeded all current regulatory capital requirements, including the requirements included in the Order (See Item 1, "Business Regulation," and Note 13 of the Notes to the Consolidated Financial Statements for additional information regarding regulatory capital requirements for First Savings Bank for the year ended December 31, 2010.) and the Bank has implemented a comprehensive plan in an attempt to achieve full compliance with the Order. The Order also requires assets classified as substandard as a percentage of Tier 1 capital plus ALLL, at the time of the most recent examination, be below 65% by March 2011. As of December 31, 2010, the Bank met this requirement and continues to reduce these adversely classified assets.

The Order and MOU will remain in effect until stayed, modified, terminated or suspended by the FDIC and the DFI and OTS, as the case may be. If either the Company or the Bank failed to comply with the Order or the MOU, respectively, it could be subject to various remedies, including among others, the regulator's exercise of powers to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and/or directors and to assess civil monetary penalties. Management of the Bank has been taking action and implementing programs to comply with the requirements of the Order. Although compliance will be determined by the FDIC and the DFI, management believes that the Bank will comply in all material respects with the Order. Any of these regulators may determine at their sole discretion that the matters covered in the Order have not been addressed satisfactorily, or that any current or past actions, violations, or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, pay dividends on our common stock or the value of our common stock as well as our financial condition and results of operations.

Our business may continue to be adversely affected by downturns.

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

A further deterioration in economic conditions in the market area we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	demand for our products and services may decline;
•	collateral for loans made may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and
•	the amount of our low-cost or noninterest-bearing deposits may decrease.

Our construction/land development loans are based upon estimates of costs and the value of the completed project.

We make construction/land development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2010, construction/land development loans totaled $56.5 million, or 6.3% of our total loan portfolio.  Land loans, which are loans made with land as security, totaled $27.3 million, or 3.1%, of our total loan portfolio at December 31, 2010. Land loans include raw land and land acquisition and development loans. In addition, at December 31, 2010 we had $5.4 million of one-to-four family construction loans and $32.5 million of commercial and multifamily construction loans structured to be converted to permanent loans at the end of the construction phase.

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

These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. These loans are also generally more difficult to monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences. At December 31, 2010, $29.2 million of our construction/land development loans were for speculative construction loans and $32.9 million, or 58.2%, of our construction/land development loans were classified as nonperforming.

Our level of commercial real estate loans may expose us to increased lending risks.

While commercial real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In our primary market areas of King, Pierce, Snohomish and Kitsap counties, Washington, the housing market has slowed, with weaker demand for housing, higher inventory levels and longer marketing times. A further downturn in housing, or in the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

At December 31, 2010, we had $417.6 million of commercial and multifamily real estate loans, representing 46.8% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower's project is reduced as a result of leases not being obtained or renewed, the borrower's ability to repay the loan may be impaired. Commercial and multifamily mortgage loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

A secondary market for most types of commercial real estate and construction loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.  As a result of these characteristics, if we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial and multifamily real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.

At December 31, 2010, $173.4 million, or 43.5% of our one-to-four family residential mortgage loan portfolio and 19.4% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties.  At December 31, 2010, nonperforming, non-owner occupied one-to-four family residential loans amounted to $14.7 million.  Prior to foreclosure, loans that were classified as non-owner occupied residential properties and are now classified as held as other real estate owned ("OREO"), amounted to $11.9 million at December 31, 2010.   Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant's continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner's ability to repay the loan without the benefit of a rental income stream.  In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.  Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.  At December 31, 2010, we had 59 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $137.3 million.  Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2010, $398.7 million, or 44.7% of our total loan portfolio, was secured by first liens on one-to-four family residential loans. In addition, at December 31, 2010, our home equity lines of credit totaled $14.5 million.  These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated increases in unemployment may result in higher than expected loan delinquencies or problem assets, a decline in demand for our products and services, or lack of growth or a decrease in deposits. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

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

The FDIC, the Federal Reserve and the OTS have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.  While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the year ended December 31, 2010, we recorded a provision for loan losses of $53.1 million, compared to $51.3 million for the year ended December 31, 2009. We also recorded net loan charge-offs of $63.6 million for the  year ended December 31, 2010, compared to $35.2 million for the year ended December 31, 2009. We continue to experience loan delinquencies and credit losses. Slower sales and excess inventory in the housing market has been the primary cause of foreclosures for residential construction/land development loans, which represent 48.7% of our nonperforming assets at December 31, 2010. At December 31, 2010 our total nonperforming assets had decreased to $93.0 million compared to $132.5 million at December 31, 2009. Further, construction/land development and commercial real estate loans have a higher risk of loss than residential loans.

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

We may have continuing losses.

We reported a net loss of $54.1 million for the year ended December 31, 2010, as compared to a net loss of $40.7 million for the year ended December 31, 2009. These losses primarily resulted from our high level of nonperforming assets and the resultant increased provision for loan losses. We may continue to suffer further losses.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	the cash flow of the borrower and/or the project being financed;
•	changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•	the duration of the loan;
•	the credit history of a particular borrower; and
•	changes in economic and industry conditions.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

Our allowance for loan losses was 2.56% of loans net of undisbursed funds and 35.80% of nonperforming loans net of undisbursed funds at December 31, 2010. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as OREO, and at certain other times during the assets’ holding period.  Our net book value ("NBV") in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's NBV over its fair value.  If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our OREO and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by such regulators, may have a material adverse effect on our financial condition and results of operations.

Fluctuating interest rates can adversely affect our profitability.

Our profitability is dependent to a large extent upon net interest income, which is the difference, or spread, between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. Changes in interest rates also can affect: (1) our ability to originate and/or sell loans; (2) the value of our interest-earning assets, which would negatively impact shareholders’ equity and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; and (4) the ability of our borrowers to repay adjustable rate loans. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Continued deterioration in the financial position of the FHLB may result in future impairment losses of our investment in FHLB stock.

At December 31, 2010, we owned $7.4 million of stock of the FHLB. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per Generally Accepted Accounting Principles. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. In addition, on October 25, 2010, the FHLB received a consent order from the FHFA.  The potential impact of the consent order is unknown at this time.  We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Increases in deposit insurance premiums and special FDIC assessments will hurt our earnings.

Due to the FDIC insurance premiums increasing significantly in 2009 and 2010 we may pay higher FDIC premiums in the future.

The Dodd-Frank Act established 1.35% as the minimum reserve ratio.  The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The FDIC has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has set 2.0 as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's total assets minus its tangible equity instead of its deposits.  It is possible that our insurance premiums will increase under these final regulations.

Continued weak or worsening credit availability could limit our ability to replace deposits and fund loan demand, which could adversely affect our earnings and capital levels.

Continued weak or worsening credit availability and the inability to obtain adequate funding to replace deposits and fund continued loan growth may negatively affect asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, maturity of investment securities and loan payments, we rely from time to time on advances from the FHLB and other funding sources to fund loans. Negative operating results or economic conditions could adversely affect these additional funding sources, which could limit the funds available to us. Our liquidity position could be significantly constrained if we are unable to access funds from the FHLB, or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. In this case, our results of operations and financial condition would be negatively affected.

Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. In addition, recent changes in the collateralization requirements and other provisions of the Washington public funds deposit programs have changed the economic benefit associated with accepting public funds deposits, which may affect our need to utilize alternative sources of liquidity.  At December 31, 2010 we had $58.7 million in public funds.

Our single branch location limits our ability to attract retail deposits and as a result a large portion of our deposits are certificates of deposit, including "Jumbo" certificates which may not be as stable as other types of deposits.

Our single branch location limits our ability to compete with larger institutions for noninterest bearing deposits as these institutions have a larger branch network providing greater convenience to customers. As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2010, $688.7 million, or 74.8%, of our total deposits were certificates of deposit and of that amount $510.9 million, or 55.5%, of the certificates of deposit were "jumbo" certificates of $100,000 or more ($58.7 million or 6.4% of our total deposits were public funds). In addition deposit inflows are significantly influenced by general interest rates. Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts. In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits which could increase our cost of funds and negatively impact our interest rate spread and our financial condition.

The loss of our current Chairman, President and Chief Executive Officer may hurt First Financial Northwest’s and First Savings Bank’s operations because it may be difficult to hire qualified replacements.

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

Recently enacted financial reform legislation will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The recent Dodd-Frank Act, enacted on July 21, 2010, will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate First Financial Northwest's current primary federal regulator, the Office of Thrift Supervision, on July 21, 2011 and authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like First Financial Northwest, in addition to bank holding companies, which it currently regulates.  The regulations of the OTS will remain in effect after July 21, 2011, until modified by the Board of Governors.  Under the Dodd-Frank Act, savings and loan holding companies will become subject to capital requirements established by the Board of Governors five years after enactment of the Dodd-Frank Act.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for all holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

Certain other provisions of the Dodd-Frank Act are expected to have a near term impact on the Bank. For example, one year after the date of enactment the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, and noninterest-bearing transaction accounts and IOLTA have unlimited deposit insurance through December 31, 2012. Additionally, effective July 6, 2010, regulatory changes in overdraft and interchange fee restrictions may reduce our noninterest income.

The Dodd-Frank Act will require publicly traded companies to give shareholders a non-binding vote on executive compensation and so-called "golden parachute" payments and authorizes the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as the Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

It is difficult to predict at this time what effect the new legislation and implementing regulations will have on community banks, including the lending and credit practices of such banks.  Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year from enactment, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years.  Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those relating to the new Consumer Financial Protection Bureau may curtail our revenue opportunities and increase our operating and compliance costs, and could require us to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect our business or financial results in the future.  For additional information, see Item 1, "Business Regulation   Recently Enacted Regulatory Reform."

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business-Regulation". These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Further, recent regulatory changes to the rules for overdraft fees for debit transactions and interchange fees could reduce our fee income which would result in a reduction of our noninterest income. Our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Our litigation related costs might increase.

The Bank may become subject to legal proceedings that may arise in the ordinary course of the Bank's business.  In the current economic environment litigation may increase significantly, as a result of defaulted borrowers asserting claims to defeat or delay foreclosure proceedings.  Expenses of legal proceedings could adversely affect the Bank's results of operations until they are resolved.  There can be no assurance that the Bank's loan workout and other activities will not expose the Bank to legal actions, including lender liability or environmental claims.

State taxes may increase.

Washington State currently has a deficit for the ensuing biennium which could reach up to $5 billion and as a result, state taxes may increase.  The State Legislature is considering a variety of tax measures to balance the State budget which, if passed into law, may increase our State tax expense.

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

In the course of our business, we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

We rely heavily on the proper functioning of our technology.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on third-party service providers for much of our communications, information, operating and financial control systems technology.  If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality, as found in our existing systems, without the need to expend substantial resources, if at all. Any of these circumstances could have an adverse effect on our business.

Item 1B.  Unresolved Staff Comments

Not applicable.  First Financial Northwest has not received any written comments from the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended that are unresolved.

Item 2.  Properties

At December 31, 2010, we had one full service office, which we own in Renton, Washington.  This site is the corporate office for First Financial Northwest and First Savings Bank and is located at 201 Wells Avenue South.  This location is also the site for the operations of First Financial Northwest’s subsidiary, First Financial Diversified, at the address of 208 Williams Avenue South.  The lending division operations of First Savings Bank are located at 207 Wells Avenue South.  We completed the construction of the building to house our lending staff in mid-February 2010.  The cost of the project was $8.4 million.

Item 3.  Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  As of December 31, 2010, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. [Removed and Reserved]

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market, under the symbol “FFNW.”  As of December 31, 2010, there were 18.8 million shares of common stock issued and outstanding and we had approximately 930 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.

Dividends

Under federal regulations, the dollar amount of dividends First Savings Bank may pay to First Financial Northwest, Inc. depends upon its capital position and recent net income.  Generally, if First Savings Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the state law and FDIC regulations, however, under the Order, First Savings Bank is not able to pay dividends to First Financial Northwest without the prior approval of the DFI and the FDIC.  Further, First Savings Bank may not declare or pay a dividend on, or repurchase any of, its common stock if it would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in connection with the conversion.  First Savings Bank is 100% owned by First Financial Northwest, Inc. Under Washington law, First Financial Northwest is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if First Financial Northwest's total liabilities would exceed its total assets. Under the terms of the MOU, First Financial Northwest must provide notice to and obtain written non-objection from the OTS prior to declaring a dividend.  See “Item 1. Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest – Dividends” and Note 13 of Notes to the Consolidated Financial Statements contained in Item 8.

The following table sets forth the high and low of and dividends declared on, First Financial Northwest’s common stock during each of the quarters in the years ended December 31, 2010 and 2009.  The following information was provided by The Nasdaq Stock Market LLC.

	High	Low	Dividends
Fiscal 2010
First Quarter	$7.46	$5.59	$0.085
Second Quarter	7.64	3.75	--
Third Quarter	4.66	3.86	--
Fourth Quarter	4.09	3.25	--

Fiscal 2009
First Quarter	$9.48	$6.84	$0.085
Second Quarter	9.00	7.70	0.085
Third Quarter	8.55	5.83	0.085
Fourth Quarter	7.06	5.69	0.085

Stock Repurchases

First Financial Northwest has had various stock buy-back programs since June 2008.  On November 5, 2008, First Financial Northwest announced a plan to repurchase and retire 2,285,280 shares, or approximately 10% of its outstanding common stock.  The balance of the remaining shares under the plan was completed on February 9, 2009. The plan was amended on February 18, 2009 to authorize the repurchase of an additional 2,056,752 shares or approximately 10% of our outstanding common stock. As of December 31, 2010, we had repurchased 1,762,352 shares of our common stock under this amended plan.

Under the MOU First Financial Northwest must provide notice to and obtain written non-objection from the OTS prior to First Financial Northwest repurchasing any capital stock.

The following table sets forth First Financial Northwest’s repurchases of its outstanding common stock for the year ended December 31, 2010.

			Total Number	Maximum
			of Shares	Number
	Total		Purchased as	of Shares
	Number of	Average	Part of Publicly	To Be
	Shares	Price Paid	Announced	Purchased
Period	Purchased	per Share	Plans	Under the Plan

January 1, 2010 - January 31, 2010	--	$--	--	312,300

February 1, 2010 - February 28, 2010 .	17,900	5.92	17,900	294,400

March 1, 2010 - March 31, 2010	--	--	--	294,400

Total	17,900	$5.92	17,900	294,400

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph.  The following graph compares the cumulative total shareholder return on First Financial Northwest’s Common Stock with the cumulative total return on the Russell 2000 Index, the Nasdaq Bank Index, and the SNL Thrift Index, a peer group index.  The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in First Financial Northwest’s common stock and each index was $100 on October 10, 2007, (the first trading day following the completion of First Financial Northwest’s public offering), and is the base amount used in the graph.  The closing price of First Financial Northwest’s common stock on December 31, 2010 was $4.00.

Total Return Performance
Index Value
120
100
80
60
40
20
0
10/10/07
12/31/07
6/30/08
12/31/08
6/30/09
12/31/09
6/30/10
12/31/10
First Financial Northwest, Inc.
NASDAQ Bank
Russell 2000
SNL Thrift

	Period Ended
Index	10/10/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10
First Financial Northwest, Inc.	100.00	83.89	85.31	81.63	69.76	59.89	36.71	37.08
NASDAQ Bank Index	100.00	86.16	67.42	67.60	52.32	56.58	58.17	64.59
Russell 2000	100.00	90.92	82.40	60.20	61.79	76.56	75.06	97.12
SNL Thrift Index	100.00	69.46	54.79	44.21	37.13	41.23	40.33	43.08

Item 6.  Selected Financial Data

The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and have been derived from our audited consolidated financial statements.  The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	At December 31,
	2010	2009	2008	2007(2)	2006
FINANCIAL CONDITION DATA:	(In thousands, except share data)

Total assets	$1,193,658	$1,315,334	$1,244,440	$1,140,888	$1,004,711
Investments available for sale	164,603	97,383	149,323	119,837	149,051
Investments held to maturity	--	--	--	80,410	86,786
Loans receivable, net (1)	856,456	1,039,300	1,035,181	880,664	700,328
Goodwill	--	--	14,206	14,206	14,206
Deposits	920,226	939,423	791,483	729,494	750,710
Advances from the FHLB	93,066	139,900	156,150	96,000	147,000
Stockholders’ equity	174,478	228,517	290,108	309,286	104,042
Book value per common share	9.28	12.14	13.62	13.53	N/A

	Years Ended December 31,
OPERATING DATA:	2010	2009	2008	2007	2006
	(In thousands, except share data)

Interest income	$60,544	$65,033	$68,601	$66,569	$55,260
Interest expense	27,559	33,913	35,978	42,848	37,248

Net interest income	32,985	31,120	32,623	23,721	18,012
Provision for loan losses	53,100	51,300	9,443	6,000	320

Net interest income (loss) after
provision for loan losses	(20,115)	(20,180)	23,180	17,721	17,692

Noninterest income (loss)	1,041	2,032	200	589	(92)
Noninterest expense	31,063	35,067	14,687	25,969	8,384

Income (loss) before provision/(benefit) for federal income taxes	(50,137)	(53,215)	8,693	(7,659)	9,216
Provision (benefit) for federal income taxes	3,999	(12,507)	4,033	(3,675)	2,128

Net income (loss)	$(54,136)	$(40,708)	$4,660	$(3,984)	$7,088

Basic earnings (loss) per share (3)	$(3.11)	$(2.18)	$0.22	$(0.51)	N/A

Diluted earnings (loss) per share (3)	$(3.11)	$(2.18)	$0.22	$(0.51)	N/A
___________________
(1)           Net of allowance for loan losses, loans in process and deferred loan fees.
(2)           First Financial Northwest completed the offering in connection with the mutual to stock conversion on October 9, 2007 and its stock began trading on
                NASDAQ on October 16, 2007.
(3)           Earnings (loss) per share is calculated for the period from October 9, 2007 to December 31, 2007, the period for which First Financial Northwest was publicly-owned.

	At December 31,
OTHER DATA:	2010	2009	2008	2007	2006

Number of:
Loans outstanding	2,764	3,284	3,362	3,015	2,558
Deposit accounts	15,087	15,546	15,719	15,548	15,836
Full-service offices	1	1	1	1	1

	At or For the
	Years Ended December 31,
KEY FINANCIAL RATIOS:	2010	2009	2008	2007	2006

Performance Ratios:
Return (loss) on assets	(4.18)%	(3.14)%	0.39%	(0.37)%	0.75%
Return (loss) on equity	(26.59)	(15.18)	1.50	(2.59)	6.86
Dividend payout ratio	(2.73)	(15.60)	109.09	N/A	N/A
Equity-to-assets ratio	14.62	17.37	23.31	27.11	10.36
Interest rate spread	2.40	1.86	1.84	1.75	1.76
Net interest margin	2.70	2.49	2.81	2.30	2.01
Average interest-earning assets to
average interest-bearing liabilities	113.35	123.31	131.20	113.48	106.05
Efficiency ratio	91.29	105.78	44.75	106.82	46.79
Noninterest expense as a
percent of average total assets	2.40	2.71	1.22	2.42	0.88
Book value per common share	$9.28	$12.14	$13.62	$13.53	N/A

Capital Ratios (1):
Tier I leverage	11.73%	12.46%	15.61%	16.62%	8.61%
Tier I risk-based	18.38	19.20	23.04	24.84	14.23
Total risk-based	19.65	20.49	24.30	25.91	14.56

Asset Quality Ratios:
Nonaccrual and 90 days or more past due loans
as a percent of total loans	7.14%	11.23%	5.56%	2.81%	0.02%
Nonperforming assets as a percent of total assets	7.79	10.08	4.71	2.19	0.02
Allowance for loan losses as a percent
of total loans	2.56	3.07	1.61	0.89	0.28
Allowance for loan losses as a percent
of nonperforming loans	35.80	27.37	28.96	31.83	1279.87
Net charge-offs to average
loans receivable, net	6.55	3.38	0.04	--	--
_______________
(1)	Capital ratios are for First Savings Bank Northwest only.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto, which appear in Item 8 of this Form 10-K.  You should read the information in this section in conjunction with the business and financial information regarding First Savings Bank as provided in this Form 10-K.  Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of First Financial Northwest and its subsidiaries.

Overview

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington.  We are in the business of attracting deposits from the public through our office and utilizing those deposits to originate loans. Our current business strategy emphasizes one-to-four family residential, multifamily and commercial real estate lending. Until recently, construction/land development lending was a significant part of our business strategy. We have deemphasized this type of lending over the past three years as a result of market conditions resulting in a decline in these types of loans to 6.3% of our loan portfolio at December 31, 2010. First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family, multifamily, commercial real estate, business, consumer and to a lesser extent construction/land development loans.

Continuing adverse conditions in the national and local economies have resulted in a challenging operating environment for financial institutions, particularly in the Pacific Northwest. Over the last three years, the national residential lending market has experienced severe conditions as loan delinquencies and foreclosure rates rose to unprecedented volumes. During 2010, the residential lending market improved somewhat especially late in the year, but remained at depressed levels. Nationally at year-end 2010, the delinquency rate for one-to-four family residential loans 30 days or more delinquent was 8.2% and the percentage of loans in foreclosure was 4.6% according to the National Delinquency Survey published by the Mortgage Bankers Association.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our  loans and investments and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.  Since First Savings Bank is liability-sensitive, meaning its liabilities reprice at a faster rate than its interest-earning assets, the lower interest rate environment that we are currently experiencing has contributed to an improvement in our net interest rate spread.

During 2010 our provision for loan losses totaled $53.1 million, an increase of $1.8 million from $51.3 million for the year ended December 31, 2009.  The increase in the provision was attributable to the level of nonperforming loans, the continued depressed real estate values, the uncertain economic environment in our market area, the FDIC liquidations of financial institutions in the Pacific Northwest and the effect it has had on our market area, the level of charge-offs during 2010 and the increase in the number of requests for loan modifications.  We will continue to monitor our loan portfolio and make adjustments to our allowance for loan losses as we deem necessary.

Our operating expenses consist primarily of compensation and benefits, occupancy and equipment, data processing, OREO related expenses, professional services, deposit insurance premiums and other general and administrative expenses. Compensation and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of building and equipment, consist primarily of real estate taxes, depreciation charges, maintenance and costs of utilities. OREO related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes and insurance.

Our noninterest expenses decreased $4.0 million during the year ended December 31, 2010 as compared to 2009.  The decrease was primarily attributable to a one-time goodwill impairment charge of $14.2 million recorded in 2009 with no comparable charge taken in 2010, offset primarily by an $8.6 million increase in OREO related expenses during the year ended December 31, 2010.

Business Strategy

Our long-term business strategy is to operate and grow First Savings Bank as a well-capitalized and profitable community bank, offering one-to-four family residential, commercial and multifamily real estate, consumer, business and to a lesser extent construction/land development loans along with a diversified array of deposits and other products and services to individuals and businesses in our market areas.  We intend to accomplish this strategy by leveraging our established name and franchise, capital strength and mortgage production capability by:

•	Capitalizing on our intimate knowledge of our local communities to serve the convenience and needs of customers, delivering a consistent and high-quality level of professional service;

•
Offering competitive deposit rates and developing customer relationships to expand our core deposits, diversifying the deposit mix by growing lower cost deposits, attracting new customers and expanding our footprint in the geographical area we serve;

•	Managing our loan portfolio to minimize concentrations and diversify the types of loans within the portfolio;

•	Managing credit risk to minimize the risk of loss and interest rate risk to optimize our net interest margin; and

•	Improving our overall efficiency and profitability.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets.  The following are our critical accounting policies.

Allowance for Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  Our methodology for analyzing the ALLL consists of two components: general and specific allowances.  The general allowance is determined by applying factors to our various groups of loans.  Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading systems, the value of underlying collateral, the level of problem loans, in assessing the ALLL.  The specific allowance component is created when management believes that the collectibility of a specific loan, has been impaired and a loss is probable.  The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete, if any and costs to sell the property.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

Our Board of Directors approves the provision for loan losses on a quarterly basis.  The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the accounting estimate related to the ALLL is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio.  The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.  For additional information see the section titled “Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations,” within the section titled “Item 1A.  Risk Factors” in this Form 10-K.

Valuation of OREO and Foreclosed Assets.  Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs to sell.  Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale.  Accordingly, the valuation of OREO is subject to significant external and internal judgment.  Any differences between management’s assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into OREO are charged to the allowance for loan losses.  Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell.  Any further decreases in the value of OREO are considered valuation adjustments and trigger a corresponding charge to noninterest expense in the Consolidated Statements of Operations.  Expenses from the maintenance and operations and any gains or losses from the sales of OREO are included in noninterest expense.

Deferred Taxes.   Deferred tax assets arise from a variety of sources, the most significant being: a) expenses, such as our charitable contribution to the First Financial Northwest Foundation, that can be carried forward to be utilized against profits in future years; b) expenses recognized in our financial statements but disallowed in the tax return until the associated cash flow occurs; and c) writedowns in the value of assets for financial statement purposes that are not deductible for tax purposes until the asset is sold or deemed worthless.

We record a valuation allowance to reduce our deferred tax assets to the amount which can be recognized in line with the relevant accounting standards.  The level of deferred tax asset recognition is influenced by management’s assessment of our historic and future profitability profile.  At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances.  In a situation where income is less than projected or recent losses have been incurred, the relevant accounting standards require convincing evidence that there will be sufficient future tax capacity.  See “Item 8.  Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 12 Federal Income Taxes.”

Other-Than-Temporary Impairments On the Market Value of Investments.  Declines in the fair value of any available for sale or held to maturity investment below their cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the investment to that of fair value.  A charge to earnings and an establishment of a new cost basis for the investment is made.  Unrealized investment losses are evaluated at least quarterly to determine whether such declines should be considered other-than-temporary and therefore be subject to immediate loss recognition.  Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the investment security is below the carrying value primarily due to changes in interest rates and there has not been significant deterioration in the financial condition of the issuer.  An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer.  Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is other-than-temporary include ratings by recognized rating agencies; the extent and duration of an unrealized loss position; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts.  Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

General.  At December 31, 2010, total assets decreased $121.7 million to $1.2 billion from $1.3 billion at December 31, 2009.  This decrease in total assets was primarily the result of a decrease in loans receivable, net of $182.8 million offset by an increase of $67.2 million in investments available for sale.  Total liabilities decreased $67.6 million to $1.0 billion at December 31, 2010 from $1.1 billion at December 31, 2009 primarily as a result of a decrease of $19.2 million in deposits and a decrease of $46.8 million in advances from the FHLB.  Stockholders’ equity decreased $54.0 million to $174.5 million at December 31, 2010 from $228.5 million at December 31, 2009.  The decrease was primarily the result of a net loss for the year.

Assets.  The following table details the changes in the composition of our assets from December 31, 2009 to December 31, 2010.

	Balance at December 31, 2010	Increase/(Decrease) from December 31, 2009	Percentage Increase/(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$7,466	$(1,471)	(16.46)%
Interest-bearing deposits	90,961	(5,072)	(5.28)
Investments available for sale, at fair value	164,603	67,220	69.03
Loans receivable, net	856,456	(182,844)	(17.59)
Premises and equipment, net	19,829	244	1.25
FHLB stock, at cost	7,413	--	--
Accrued interest receivable	4,686	(194)	(3.98)
Federal income tax receivable	5,916	(3,583)	(37.72)
Deferred tax assets, net	--	(12,139)	(100.00)
Other real estate owned	30,102	18,267	154.35
Prepaid expenses and other assets	6,226	(2,104)	(25.26)
Total assets	$1,193,658	$(121,676)	(9.25)%

Cash on hand and in banks and interest-bearing deposits decreased $6.5 million from December 31, 2009 as a result of the Bank managing its liquidity position to improve its interest rate risk and net interest margin by using excess funds to reduce its advances from the FHLB.

Loans receivable, net decreased $182.8 million to $856.5 million at December 31, 2010 compared to $1.0 billion at December 31, 2009.  Loan originations for the year ended December 31, 2010 totaled $59.4 million and included: $14.6 million in one-to-four family residential; $12.6 million for commercial real estate, $16.1 million for multifamily loans and $6.8 million in consumer loans.  Included in the one-to-four family residential loan originations were $772,000 of permanent loans where the builders have financed homes that are or will be rented by third parties.  We also originated $9.0 million in construction related loans to our merchant builders so they could continue to complete their projects and utilize their existing land inventory and $293,000 in business loans.

Our investments available for sale increased $67.2 million or 69.0% to $164.6 million at December 31, 2010 from $97.4 million at December 31, 2009 as we deployed excess liquidity into investments as there was weak demand for loans to creditworthy borrowers in our market area. During the year ended December 31, 2010, we sold $24.2 million of investments.  Gross proceeds from the sales were $25.1 million with net gains of $843,000.  For the year ended December 31, 2010, we purchased $130.6 million of principally Fannie Mae and Freddie Mac fixed-rate, mortgage-backed securities to utilize our excess liquidity.

Our nonperforming loans decreased to $62.9 million at December 31, 2010 from $120.7 million at December 31, 2009.  As a percentage of our total loan portfolio, net of undisbursed funds, the amount of nonperforming loans was 7.14% and 11.23% at December 31, 2010 and 2009, respectively.  The following table presents a breakdown of our nonperforming assets:

			Amount of	Percent of
	December 31,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential (1)	$22,688	$36,874	$(14,186)	(38.47)%
Commercial real estate	7,306	11,535	(4,229)	(36.66)
Construction/land development	32,885	71,780	(38,895)	(54.19)
Consumer	57	514	(457)	(88.91)
Total nonperforming loans	62,936	120,703	(57,767)	(47.86)

Other real estate owned	30,102	11,835	18,267	154.35

Total nonperforming assets	$93,038	$132,538	$39,500	(29.80)%
___________
(1)   The majority of these loans are related to our merchant builders-rental properties.

The undisbursed funds related to our nonperforming loans totaled $1.1 million.  The foregone interest during the year ended December 31, 2010 relating to all nonperforming loans, totaled $6.1 million.  We continued to implement our strategy implemented during the latter part of 2009, when we hired experienced professionals to form a special assets team whose primary focus was on the prompt and effective management of our troubled, nonperforming assets and to expedite their disposition and minimize any losses.  This strategy changed our long-standing practice of promoting builder-partnering solutions as opposed to that of Bank-directed solutions which included foreclosures, short-sales and accepting deeds in lieu of foreclosure.  This approach has resulted in First Savings Bank foreclosing or accepting deeds in lieu of foreclosure on $50.2 million of real estate during 2010 compared to $11.8 million during 2009.  We anticipate continued foreclosure activity in fiscal 2011.

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

Deposits.  During the year ended December 31, 2010, deposits decreased $19.2 million to $920.2 million at December 31, 2010.  The decrease in deposits was primarily the result of our strategy to reduce the level of deposits we accept from municipalities and other government related entities due to the higher cost of maintaining these accounts.  We experienced increases in our noninterest bearing accounts of $5.4 million and NOW accounts of $718,000, which were offset by decreases in certificates of deposit accounts of $25.0 million; savings accounts of $36,000 and money market accounts of $333,000.  We did not have any brokered deposits at December 31, 2010 and 2009.

        Advances.  We use advances from the FHLB as an alternative funding source to deposits to manage funding costs, reduce interest rate risk and to leverage our balance sheet.  Total advances at December 31, 2010 were $93.1 million, a decrease of $46.8 million, or 33.5% from $139.9 million at December 31, 2009. The decrease in advances was related to the excess liquidity generated from a decrease in loans receivable, net being utilized to repay some of our advances to manage our funding costs.

Stockholders’ Equity.  Total stockholders’ equity decreased $54.0 million or 23.6%, to $174.5 million at December 31, 2010 from $228.5 million at December 31, 2009.  The decrease was primarily a result of the net loss of $54.1 million, during the year ended December 31, 2010.

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

General.  Our net loss for the year ended December 31, 2010 was $54.1 million, compared to a net loss of $40.7 million for the prior year.  The $13.4 million increase in our net loss was primarily the result of a $1.8 million  increase in the provision for loan losses, a $16.5 million increase in our provision for federal income taxes and a $991,000 decrease in noninterest income offset by an increase of $1.9 million in net interest income and a $4.0 million decrease in noninterest expense.

Net Interest Income.  Net interest income in 2010 was $33.0 million, a 6.0% increase from $31.1 million in 2009, as a result of the changes in interest income and interest expense as detailed below.

Interest Income.  Total interest income decreased $4.5 million to $60.5 million for the year ended December 31, 2010 from $65.0 million for the year ended December 31, 2009.  The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010		2009		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income
	(Dollars in thousands)

Loans receivable, net	$971,778	5.74%	$1,042,086	5.60%	$(2,549)
Investments available for sale	130,622	3.43	154,691	4.27	(2,114)
Federal funds sold and interest-bearing
deposits	110,117	0.25	43,702	0.23	174
FHLB stock	7,413	--	7,413	--	--
Total interest-earning assets	$1,219,930	4.96%	$1,247,892	5.21%	$(4,489)

The decline in interest income for 2010 as compared to 2009 was a result of the decrease in yield on interest-earning assets of 25 basis points or a $276,000 decline in interest income.  The yield on average interest-earning assets declined to 4.96% for the year ended December 31, 2010 from 5.21% for 2009 reflecting both the general decline in interest rates and foregone interest as a result of nonperforming assets during 2010.  The yield on net loans receivable increased to 5.74% for the year ended December 31, 2010 from 5.60% in 2009, an increase of 14 basis points, or $1.3 million net of $6.1 million of foregone interest.  The yield on investments available for sale decreased 84 basis points to 3.43%, or $1.1 million from the same time period in 2009.  The decline in interest income for the year was also the result of an additional $3.9 million decrease in interest income due to the reduction in the average net loan portfolio balance of $70.3 million for the year ended December 31, 2010 as compared to 2009.  The average net loan portfolio balance for the year ended December 31, 2010 was $971.8 million as compared to $1.0 billion for 2009.  Interest income was negatively impacted by $1.0 million due to the decrease in the average investments balance of $24.1 million to $130.6 million for the year ended December 31, 2010 from $154.7 million for the year ended December 31, 2009.

Interest Expense.  Total interest expense for the year ended December 31, 2010 was $27.6 million, a decrease of $6.4 million from the prior year.  The following table details average balances, cost of funds and the resulting decrease in interest expense for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010		2009		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense
	(Dollars in thousands)

NOW accounts	$13,086	0.41%	$11,299	0.68%	$(24)
Statement savings accounts	15,733	1.06	14,029	1.58	(54)
Money market accounts	197,084	1.21	166,543	1.81	(634)
Certificates of deposit	719,881	2.88	672,780	3.79	(4,724)
Advances from the FHLB	130,423	3.21	147,314	3.47	(918)
Total interest-bearing liabilities	$1,076,207	2.56%	$1,011,965	3.35%	$(6,354)

Total interest expense for the year ended December 31, 2010 decreased $6.4 million or 18.7% to $27.6 million from $33.9 million in 2009.  The decline in interest expense for the year ended December 31, 2010 as compared to 2009 was primarily a result of the general decrease in interest rates which equated to a decrease in interest expense of $8.1 million.  Our overall cost of funds decreased to 2.56% for 2010 from 3.35% in 2009.  The cost of our certificates of deposit, which accounted for the majority of the decline in interest expense, decreased from 3.79% in 2009 to 2.88% in 2010, resulting in a $6.5 million savings.  The costs associated with the increase in the average balance of our interest-bearing liabilities of $1.8 million partially offset the $8.1 million decline in interest expense due to the decrease in interest rates.  Total average interest-bearing liabilities increased $64.2 million to $1.1 billion in 2010 as compared to $1.0 billion in 2009.  The balance of average deposits increased $81.1 million and the average balance of advances from the FHLB decreased $16.9 million during 2010 as compared to 2009.  Our interest rate spread for 2010 was 2.40% for the twelve months ended December 31, 2010 as compared to 1.86% in 2009.  Our net interest margin increased to 2.70% in 2010 as compared to 2.49% in 2009.  Both our interest rate spread and our net interest margin were reduced during 2010 by foregone interest and $105.7 million of average nonperforming loans which are included in interest-earning assets.

Provision for Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the allowance for loan losses must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  Our methodology for analyzing the allowance for loan losses consists of two components: formula and specific allowances.  The formula allowance is determined by applying factors to our various groups of loans.  Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading system, the value of underlying collateral and the level of problem loans in assessing the allowance for loan losses.  The specific allowance component is created when management believes that the collectibility of a specific loan, such as a real estate, multifamily or commercial real estate loan, has been impaired and a loss is probable.  The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete, if any, and costs to sell the property.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

The allowance for loan losses was $22.5 million or 2.56% of total loans outstanding, net of undisbursed funds at December 31, 2010 as compared to $33.0 million or 3.07% of total loans outstanding, net of undisbursed funds at December 31, 2009.

A provision for loan losses of $53.1 million was recorded for the year ended December 31, 2010. The comparable provision for loan losses for the year ended December 31, 2009 totaled $51.3 million.  As of December 31, 2010 nonperforming loans, net of undisbursed funds, totaled $62.9 million as compared to $120.7 million at

December 31, 2009. Of our nonperforming loans, $32.9 million related to the construction/land development loan portfolio, primarily located in King and Pierce counties, $22.7 million related to the one-to-four family loan portfolio and $7.3 million relate to the commercial real estate loan portfolio.  The construction/land development loans are to homebuilders whose sales have been affected by the challenging economic conditions. The majority of the one-to-four family residential loans are related to our merchant builder rental properties.  The increase in the provision was attributable to the level of nonperforming loans, the continued depressed real estate values, the uncertain economic environment in our market area, the FDIC liquidations of financial institutions in the Pacific Northwest and the effect it has had on our market area, the level of charge-offs during 2010 and the increase in the number of requests for loan modifications.

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

We believe that the allowance for loan losses as of December 31, 2010 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of First Savings Bank’s allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2010 and 2009.

	At or For the Years Ended
	December 31,
	2010	2009
	(Dollars in thousands)

Provision for loan losses	$53,100	$51,300
Charge-offs	(65,476)	(35,302)
Recoveries	1,871	59
Allowance for loan losses	22,534	33,039
Allowance for loan losses as a percentage of total loans
outstanding at the end of the year, net of
undisbursed funds	2.56%	3.07%
Allowance for loan losses as a percentage of
nonperforming loans at the end of the year, net of
undisbursed funds	35.80%	27.37%
Total nonaccrual loans and loans 90 days or more past due,
net of undisbursed funds	$62,936	$120,703
Nonaccrual loans and loans 90 days or more past due as
a percentage of total loans, net of undisbursed funds	7.14%	11.23%
Total loans receivable, net of undisbursed funds	$881,411	$1,075,277
Total loans originated	59,388	206,540

                    Noninterest Income.  Noninterest income decreased $991,000 to $1.0 million  for the year ended December 31, 2010 from the year ended December 31, 2009.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2010	Increase/(Decrease) from December 31, 2009	Percentage Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$95	$3	3.26%
Loan service fees	158	(128)	(44.76)
Gain on sale of investments	843	(1,111)	(56.86)
Other-than-temporary impairment
on investments	--	152	(100.00)
Servicing rights, net	(146)	77	(34.53)
Other	91	16	21.33
Total noninterest income	$1,041	$(991)	(48.77)%

The decrease in noninterest income for the year ended December 31, 2010 was primarily related to the decrease in gains on sales of investments of $1.1 million as a result of fewer sales during 2010.

Noninterest Expense.  Noninterest expense decreased $4.0 million during the year ended December 31, 2010 to $31.1 million, from $35.1 million for the year ended December 31, 2009.  The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2010	Increase/(Decrease) from December 31, 2009	Percentage Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$12,347	$617	5.26%
Occupancy and equipment	1,657	(649)	(28.14)
Professional fees	2,148	736	52.12
Data processing	723	89	14.04
Marketing	233	(24)	(9.34)
Office supplies and postage	219	12	5.80
Loss (gain) on sale of OREO property, net	(185)	(185)	100.00
OREO market value adjustments	5,624	5,624	100.00
OREO related expenses, net	3,419	3,164	1,240.78
FDIC/OTS assessments	2,837	556	24.38
Goodwill impairment	--	(14,206)	(100.00)
Bank and ATM charges	133	(10)	(6.99)
Insurance/Bond premiums	597	526	740.85
Other	1,311	(254)	(16.23)
Total noninterest expense	$31,063	$(4,004)	(11.42)%

The decrease in noninterest expense was primarily attributable to a $14.2 million decrease in goodwill impairment as a result of a one-time charge taken in 2009 with no comparable charge in 2010, offset by an increase of $8.6 million in OREO related expenses during 2010.  OREO related expenses increased as a result of the increase in OREO property inventory from $11.8 million at December 31, 2009 to $30.1 million at December 31, 2010.

Federal Income Tax Expense.  Federal income tax expense increased $16.5 million resulting from a federal income tax expense of $4.0 million incurred during the year ended December 31, 2010 as compared to an income tax benefit of $12.5 million for the comparable period in 2009.  The increase was due to having a full valuation allowance on the deferred tax assets.

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

General.  At December 31, 2009, total assets increased $70.9 million to $1.3 billion from December 31, 2008.  This increase in total assets was primarily the result of increases in cash and interest-bearing deposits, offset by decreases in investments available for sale and the write-off of goodwill.  Total liabilities increased $132.5 million to $1.1 billion at December 31, 2009 from $954.3 million at December 31, 2008 primarily as a result of increases in our deposits.  Stockholders’ equity decreased $61.6 million to $228.5 million at December 31, 2009 from $290.1 million at December 31, 2008.  The decrease was primarily the result of a net loss for the year.

Assets.  The following table details the changes in the composition of our assets from December 31, 2008 to December 31, 2009.

	Balance at December 31, 2009	Increase/(Decrease) from December 31, 2008	Percentage Increase/(Decrease)
	(Dollars in Thousands)

Cash on hand and in banks	$8,937	$5,571	165.51%
Interest-bearing deposits	96,033	95,433	15,905.50
Federal funds sold	--	(1,790)	(100.00)
Investments available for sale	97,383	(51,940)	(34.78)
Loans receivable, net	1,039,300	4,119	0.40
Premises and equipment, net	19,585	6,559	50.35
FHLB stock, at cost	7,413	--	--
Accrued interest receivable	4,880	(652)	(11.79)
Federal income tax receivable	9,499	9,499	100.00
Deferred tax assets, net	12,139	2,873	31.01
Goodwill	--	(14,206)	(100.00)
Other real estate owned	11,835	11,835	100.00
Prepaid expenses and other assets	8,330	3,593	75.85
Total assets	$1,315,334	$70,894	5.70%

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

        Advances. We use advances from the FHLB as an alternative funding source to deposits to manage funding costs, reduce interest rate risk and to leverage our balance sheet.  The net effect was to fund increases in total interest-earning assets, thereby incrementally increasing our net interest income.  Total advances at December 31, 2009 were $139.9 million, a decrease of $16.3 million, or 10.4%, from December 31, 2008. The decrease in advances was related to the excess liquidity generated from investment sales being utilized to repay some of our advances to manage our funding costs.

Stockholders’ Equity.  Total stockholders’ equity decreased $61.6 million, or 21.2%, to $228.5 million at December 31, 2009 from $290.1 million at December 31, 2008.  The decrease was primarily a result of the net loss of $40.7 million, the repurchase of 2.5 million shares of stock for $17.8 million and the payment of cash dividends to shareholders of $6.4 million during the year ended December 31, 2009.

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

Interest Income.  Total interest income decreased $3.6 million to $65.0 million for the year ended December 31, 2009 from $68.6 million for the year ended December 31, 2008.  The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the year ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009		2008		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income
	(Dollars in thousands)

Loans receivable, net	$1,042,086	5.60%	$962,152	6.27%	$(1,986)
Investments available for sale	154,691	4.27	158,667	4.68	(827)
Investments held to maturity	--	--	3,760	--	--
Federal funds sold and interest-bearing
deposits	43,702	0.23	30,409	2.66	(708)
FHLB stock	7,413	--	5,539	0.85	(47)
Total interest-earning assets	$1,247,892	5.21%	$1,160,527	5.91%	$(3,568)

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

Interest Expense.  Total interest expense for the year ended December 31, 2009 was $33.9 million, a decrease of $2.1 million from the prior year.  The following table details average balances, cost of funds and the resulting increase in interest expense for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009		2008		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense
	(Dollars in thousands)

NOW accounts	$11,299	0.68%	$10,353	0.71%	$4
Statement savings accounts	14,029	1.58	11,685	1.75	16
Money market accounts	166,543	1.81	129,486	2.09	312
Certificates of deposit	672,780	3.79	609,152	4.70	(3,158)
Advances from the FHLB	147,314	3.47	123,886	3.51	761
Total interest-bearing liabilities	$1,011,965	3.35%	$884,562	4.07%	$(2,065)

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

Noninterest Expense.  Noninterest expense increased $20.4 million during the year ended December 31, 2009 to $35.1 million, from $14.7 million for the year ended December 31, 2008.  The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2009	Increase/(Decrease) from December 31, 2008	Percentage Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$11,730	$2,522	27.39%
Occupancy and equipment	2,306	1,118	94.11
Professional fees	1,412	(65)	(4.40)
Data processing	634	148	30.45
Marketing	257	14	5.76
OREO and preforeclosure costs	255	255	100.00
Office supplies and postage	207	24	13.11
FDIC/OTS assessments	2,281	1,759	336.97
Bank and ATM charges	143	(3)	(2.05)
Goodwill impairment	14,206	14,206	100.00
Other	1,636	402	32.58
Total noninterest expense	$35,067	$20,380	138.76%

The increase in noninterest expense was primarily attributable to the goodwill impairment charge of $14.2 million recorded in the second quarter of 2009.  During the second quarter of 2009, we conducted a review of the carrying value of our goodwill resulting from the acquisition of Executive House, a mortgage-banking business, which we acquired in December 2005.  This review concluded that it was appropriate to record an impairment loss for this entire asset.  For additional information see “Item 8.  Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1 Goodwill.”  Salaries and employee benefits also increased during the year ended December 31, 2009 by $2.5 million as compared to the same period in 2008.  Expenses associated with awards under our 2008 Equity Incentive Plan that was implemented in the third quarter of 2008 accounted for $1.3 million of the increase.  The remaining increase in salaries and employee benefits related to the rise in staffing expenses.  In addition, regulatory assessments increased by $1.8 million in 2009 as compared to 2008, due to the increase in deposit insurance premiums as well as a special assessment levied by the FDIC during the second quarter of 2009.

Federal Income Tax Expense.  Federal income tax expense decreased $16.5 million resulting in a federal income tax benefit of $12.5 million for the year ended December 31, 2009 as compared to a $4.0 million expense for the comparable period in 2008.  The decrease was mainly attributable to the net loss incurred in 2009.

Average Balances, Interest and Average Yields/Cost

The following table sets forth information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spreads, net interest margins and the ratio of average interest-earning assets to average interest-bearing liabilities.  Average balances have been calculated using the average daily balances during the period.  Interest and dividends are not reported on a tax equivalent basis.

	Years Ended December 31,
	2010			2009			2008
	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable, net (1)	$971,778	$55,783	5.74%	$1,042,086	$58,332	5.60%	$962,152	$60,318	6.27%
Investment securities available for sale	130,622	4,485	3.43	154,691	6,599	4.27	158,667	7,426	4.68
Investment securities held to maturity	--	--	--	--	--	--	3,760	--	--
Federal funds sold and interest-bearing
deposits	110,117	276	0.25	43,702	102	0.23	30,409	810	2.66
FHLB stock	7,413	--	--	7,413	--	--	5,539	47	0.85
Total interest- earning assets	1,219,930	60,544	4.96%	1,247,892	65,033	5.21	1,160,527	68,601	5.91

Noninterest earning assets	73,702			46,810			46,858

Total average assets	$1,293,632			$1,294,702			$1,207,385

Interest-bearing liabilities:
NOW accounts	$13,086	53	0.41%	$11,299	77	0.68%	$10,353	73	0.71%
Statement savings accounts	15,733	167	1.06	14,029	221	1.58	11,685	205	1.75
Money market accounts	197,084	2,384	1.21	166,543	3,018	1.81	129,486	2,706	2.09
Certificates of deposit	719,881	20,766	2.88	672,780	25,490	3.79	609,152	28,648	4.70
Total deposits	945,784	23,370	2.47	864,651	28,806	3.33	760,676	31,632	4.16

Advances from the Federal Home
Loan Bank	130,423	4,189	3.21	147,314	5,107	3.47	123,886	4,346	3.51

Total interest-bearing liabilities	1,076,207	27,559	2.56	1,011,965	33,913	3.35	884,562	35,978	4.07

Noninterest-bearing liabilities	13,806			14,502			12,567

Average equity	203,619			268,235			310,256

Total average liabilities and equity	$1,293,632			$1,294,702			$1,207,385

Net interest income		$32,985			$31,120			$32,623
Interest rate spread			2.40%			1.86%			1.84%
Net interest margin			2.70%			2.49%			2.81%
Ratio of average interest-
earning assets to average
interest-bearing liabilities		113.35%			123.31%			131.20%
___________________
(1)      The average loans receivable, net balances include nonaccruing loans.

Yields Earned and Rates Paid

The following table sets forth for the periods and at the dates indicated, the weighted-average yields earned on our assets, the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	At
	December 31,	Years Ended December 31,
	2010	2010	2009	2008
Weighted-average yield on:
Loans receivable, net	5.91%	5.74%	5.60%	6.27%
Investment securities available for sale	3.42	3.43	4.27	4.68
FHLB stock	--	--	--	0.85
Federal funds sold and interest-
bearing deposits	0.25	0.25	0.23	2.66
Total interest-earning assets	5.04	4.96	5.21	5.91

Weighted-average rate paid on:
NOW accounts	0.30	0.41	0.68	0.71
Statement savings accounts	0.75	1.06	1.58	1.75
Money market accounts	0.91	1.21	1.81	2.09
Certificates of deposit	2.44	2.88	3.79	4.70
Total average deposits	2.06	2.47	3.33	4.16
Advances from FHLB	2.51	3.21	3.47	3.51
Total interest-bearing liabilities	2.10	2.56	3.35	4.07

Interest rate spread	2.94	2.40	1.86	1.84

Net interest margin	N/A	2.70	2.49	2.81

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

	Year Ended December 31, 2010			Year Ended December 31, 2009
	Compared to December 31, 2009			Compared to December 31, 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,346	$(3,895)	$(2,549)	$(7,038)	$5,052	$(1,986)
Investment securities available
for sale	(1,092)	(1,022)	(2,114)	(639)	(188)	(827)
Federal funds sold and interest-
bearing deposits with banks	22	152	174	(1,061)	353	(708)
FHLB stock	--	--	--	(63)	16	(47)

Total net change in income on
interest-earning assets	276	(4,765)	(4,489)	(8,801)	5,233	(3,568)

Interest-bearing liabilities:
NOW accounts	(37)	13	(24)	(4)	8	4
Statement savings accounts	(80)	26	(54)	(22)	38	16
Money market accounts	(1,191)	557	(634)	(472)	784	312
Certificates of deposit	(6,493)	1,769	(4,724)	(6,174)	3,016	(3,158)
Advances from the FHLB	(336)	(582)	(918)	(59)	820	761

Total net change in expense on
interest-bearing liabilities	(8,137)	1,783	(6,354)	(6,731)	4,666	(2,065)

Net change in net interest income	$8,413	$(6,548)	$1,865	$(2,070)	$567	$(1,503)

Asset and Liability Management and Market Risk

General.  Our Board of Directors has established an asset/liability management policy to guide management in maximizing net interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability.  The policy includes the use of an Asset/Liability Management Committee whose members include certain members of senior management.  The Committee’s purpose is to communicate, coordinate and manage our asset/liability positions consistent with our business plan and Board-approved policies, as well as to price savings and lending products and to develop new products.  The Asset/Liability Management Committee meets monthly to review various areas including:

•	economic conditions;

•	interest rate outlook;

•	asset/liability mix;

•	interest rate risk sensitivity;

•	current market opportunities to promote specific products;

•	historical financial results;

•	projected financial results; and

•	capital position.

The Committee also reviews current and projected liquidity needs.  As part of its procedures, the Asset/Liability Management Committee regularly reviews interest rate risk by forecasting the impact that changes in interest rates may have on net interest income and the market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments and evaluating such impacts against the maximum potential change in market value of portfolio equity that is authorized by the Board of Directors.

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

We have utilized the following strategies in our efforts to manage interest rate risk:

•	we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets; and

•	we have invested in securities with relatively short anticipated lives, generally three to five years.

How We Measure the Risk of Interest Rate Changes. We monitor First Savings Bank’s interest rate sensitivity on a quarterly basis to measure the change in net interest income as a percentage of net income in varying rate environments.  Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates.  Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions.  Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates.  Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented.  In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed.  Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.  We consider all these factors in monitoring our interest rate exposure.

The assumptions we use are based upon a combination of proprietary and market data that reflect historical results and current market conditions.  These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios.  We use market data to determine prepayments and maturities of loans, investments and borrowings and use our own assumptions on deposit decay rates except for time deposits.  Time deposits are modeled to reprice to market rates upon their stated maturities.  We also assume that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates, based upon our historical deposit decay rates which are substantially lower than market decay rates.  We have demonstrated in the past that the tiering structure of our deposit accounts during changing rate environments results in relatively lower volatility and less than market rate changes in our interest expense for deposits.  We tier our deposit accounts by balance and rate, whereby higher balances within an account earn higher rates of interest.  Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers). When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits.  These assumptions are based upon our analysis of our customer base, competitive factors and historical experience.

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

December 31, 2010
Net Interest Income Change
Basis Point
Change in Rates	% Change
300	3.66%
200	3.64
100	3.39
Base	1.99
(100)	(1.28)
(200) (1)	N/A
(300) (1)	N/A
_________
(1)	The current federal funds rate is 0.25% making a 200 and 300 basis point drop impossible.

The following table illustrates the change in the net portfolio value at December 31, 2010 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest movement.

				Net Portfolio as % of
Basis Point	Net Portfolio Value (2)			Portfolio Value of Assets		Market Value
Change in Rates (1)	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	of Assets(6)
	(Dollars in thousands)

+300	$116,332	$(61,561)	(34.61)%	10.50%	(5.05)%	1,108,207
+200	135,483	(42,410)	(23.84)	11.85	(3.48)	1,143,215
+100	156,606	(21,287)	(11.97)	13.26	(1.75)	1,180,709
-	177,893	--	--	14.59	--	1,218,902
(100)	187,971	10,078	5.67	15.10	0.83	1,245,174
__________
(1)	The current federal funds rate is 0.25%, making a 200 and 300 basis point drop impossible.
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

When interest rates decline by 100 basis points, our net interest income gradually increases because our earning assets are primarily long term fixed-rate loans and the rate we earn decreases at a slower pace than the rate we pay on our interest-bearing liabilities, which reprice more frequently.  Interest income would decrease on our interest-earning assets primarily because of increased prepayment risks that would emerge.  We expect that our interest expense would decrease as a result of our time deposits that will be repricing to new, lower market rates over the next twelve months as they mature.  Our net portfolio value would increase as a result of the fixed-rate nature of our loan portfolio that appreciates in value when rates decrease because the discounted present value is higher with the reduced market/discount rate.

When interest rates rise by 100, 200 or 300 basis points, our net interest income and the net portfolio value decreases because the rate we earn on our interest-earning assets does not increase as rapidly as the rates we would pay on our interest-bearing liabilities.  Our interest-earning assets primarily consist of intermediate-term and longer-term loans that do not reprice quickly and investments with primarily intermediate-term maturities.  Our interest-bearing liabilities generally consist of short-term deposits (savings, money market and certificates of deposit) and short- to intermediate-term borrowings from the FHLB that would reprice more quickly than our interest-earning assets.

The net interest income and net portfolio value tables presented above are predicated upon a stable balance sheet with no growth or change in asset or liability mix.  In addition, the net portfolio value is based upon the present value of discounted cash flows using our estimates of current replacement rates to discount the cash flows.  The effects of changes in interest rates in the net interest income table are based upon a cash flow simulation of our existing assets and liabilities and, for purposes of simplifying the analysis, assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case.  Delinquency rates may change when interest rates change; as a result of changes in the loan portfolio mix, underwriting conditions, loan terms or changes in economic conditions that have a delayed effect on the portfolio.  The model we use does not change the delinquency rate for the various interest rate scenarios.  Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth above.  Also, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net portfolio value and net interest income other than those indicated above.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits or mortgage-backed securities.  On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Item 1. Business – Lending Activities.”  At December 31, 2010, the total approved loan origination commitments outstanding amounted to $2.0 million.  At the same date, the undisbursed portion of construction loans in process totaled $11.0 million and unused lines of credit were $9.3 million.  We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of investment securities.  Certificates of deposit scheduled to mature in one year or less at December 31, 2010 totaled $335.2 million.  Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions.  Based on historical experience, we believe that a significant portion of maturing deposits will remain with First Savings Bank.  In addition, we had the ability at December 31, 2010 to borrow an additional $224.4 million from the FHLB as a funding source to meet commitments and for liquidity purposes.  See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

Capital

Our total stockholders equity was $174.5 million at December 31, 2010.  Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain a “well capitalized” institution in accordance with regulatory standards.  As of December 31, 2010, First Savings Bank exceeded all regulatory capital requirements.  Regulatory capital ratios for First Savings Bank were as follows as of December 31, 2010: Total capital to risk-weighted assets was 19.65% (as compared to the 12% required under the Order); Tier I capital to risk-weighted assets was 18.38%; and Tier I capital to average assets was 11.73% (as compared to the 10% required under the Order).  The regulatory capital requirements to be considered well capitalized are 10%, 6% and 5%, respectively. First Savings Bank met the financial ratios for “well-capitalized” status at December 31, 2010, however, based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, First Savings Bank is no longer regarded as “well-capitalized” for federal regulatory purposes as a result of the deficiencies cited in the Order.  See “Item 1, Business – How We Are Regulated-Regulation and Supervision of First Savings Bank – Capital Requirements.”

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and the unused portions of lines of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised.  At December 31, 2010 and 2009, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at December 31, 2010.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$2,035	$2,035	$--	$--	$--
Unused portion of lines of credit	9,263	308	1,302	2,374	5,279
Undisbursed portion of construction loans	10,975	9,395	1,150	430	--
Total commitments	$22,273	$11,738	$2,452	$2,804	$5,279

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business.  There are currently no matters that in the opinion of management,  would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation or liquidity.

Among our contingent liabilities are exposures to limited recourse arrangements with respect to sales of whole loans and participation interests.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table presents a summary of significant contractual obligations as of December 31, 2010, maturing as indicated:

	Less Than	One to Three	Three to	More Than
	One Year	Years	Five Years	Five Years	Total
	(In thousands)
Deposits (1)	$566,722	$266,543	$86,861	$100	$920,226
Term debt	--	88,150	4,916	--	93,066
Other long-term liabilities (2)	321	642	642	335	1,940
Total contractual obligations	$567,043	$355,335	$92,419	$435	$1,015,232
___________
(1)	Deposit accounts with indeterminate maturities, such as noninterest bearing, NOW, savings and money market accounts are reflected as obligations due in less than one year.
(2)	Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information about employee benefit plans is provided in “Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 11 Benefit Plans.”

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

Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  The primary impact of inflation is reflected in the increased cost of our operations.  As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.  In a period of rapidly rising interest rates, the liquidity and maturity structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

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

Recent Accounting Pronouncements

See “Item 8.  Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 1 Recently Issued Accounting Pronouncements.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained under “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk” of this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	85
Consolidated Balance Sheets as of December 31, 2010 and 2009	87
Consolidated Statements of Operations for the Years Ended
December 31, 2010, 2009 and 2008	88
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the
Years Ended December 31, 2010, 2009 and 2008	89
Consolidated Statements of Cash Flows For the Years Ended
December 31, 2010, 2009 and 2008	90
Notes to Consolidated Financial Statements	91

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Northwest, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years for the two year period ended December 31, 2010. We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Northwest, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Financial Northwest, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Everett, Washington
March 10, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Northwest, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows of First Financial Northwest, Inc. and subsidiaries (Company) for the year ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Financial Northwest, Inc. and subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Seattle, Washington
March 9, 2009

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
Assets	2010	2009

Cash on hand and in banks	$7,466	$8,937
Interest-bearing deposits	90,961	96,033
Investments available for sale, at fair value	164,603	97,383
Loans receivable, net of allowance of $22,534 and $33,039	856,456	1,039,300
Premises and equipment, net	19,829	19,585
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	4,686	4,880
Federal income tax receivable	5,916	9,499
Deferred tax assets, net	—	12,139
Other real estate owned (OREO)	30,102	11,835
Prepaid expenses and other assets	6,226	8,330
Total assets	$1,193,658	$1,315,334

Liabilities and Stockholders' Equity

Interest-bearing deposits	$911,526	$936,129
Non-interest bearing deposits	8,700	3,294
Advances from the Federal Home Loan Bank	93,066	139,900
Advance payments from borrowers for taxes and insurance	2,256	2,377
Accrued interest payable	214	457
Other liabilities	3,418	4,660
Total liabilities	1,019,180	1,086,817

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 18,805,168 and 18,823,068
shares at December 31, 2010 and 2009, respectively	188	188
Additional paid-in capital	187,371	186,120
Retained earnings (accumulated deficit), substantially
restricted	(305)	55,251
Accumulated other comprehensive income, net of tax	484	1,347
Unearned Employee Stock Ownership Plan (ESOP) shares	(13,260)	(14,389)
Total stockholders' equity	174,478	228,517
Total liabilities and stockholders' equity	$1,193,658	$1,315,334

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)

	Years Ended December 31,
	2010	2009	2008
Interest income
Loans, including fees	$55,783	$58,332	$60,318
Investments available for sale	4,485	6,599	7,426
Federal funds sold and interest-bearing deposits with banks	276	102	810
Dividends on Federal Home Loan Bank stock	—	—	47

Total interest income	$60,544	$65,033	$68,601

Interest expense
Deposits	23,370	28,806	31,632
Federal Home Loan Bank advances	4,189	5,107	4,346

Total interest expense	$27,559	$33,913	$35,978

Net interest income	32,985	31,120	32,623

Provision for loan losses	53,100	51,300	9,443

Net interest income (loss) after provision for loan losses	$(20,115)	$(20,180)	$23,180

Noninterest income
Net gain on sale of investments	843	1,954	1,606
Other-than-temporary impairment loss on investments	—	(152)	(1,640)
Other	198	230	234

Total noninterest income	$1,041	$2,032	$200

Noninterest expense
Salaries and employee benefits	12,347	11,730	9,208
Occupancy and equipment	1,657	2,306	1,188
Professional fees	2,148	1,412	1,477
Data processing	723	634	486
Gain on sale of OREO property, net	(185)	—	—
OREO market value adjustments	5,624	—	—
OREO related expenses, net	3,419	255	—
FDIC/OTS assessments	2,837	2,281	484
Insurance and bond premiums	597	71	67
Goodwill impairment	—	14,206	—
Other general and administrative	1,896	2,172	1,777
Total noninterest expense	$31,063	$35,067	$14,687
Income (loss) before provision (benefit) for federal income taxes	(50,137)	(53,215)	8,693

Provision (benefit) for federal income taxes	3,999	(12,507)	4,033

Net income (loss)	$(54,136)	$(40,708)	$4,660

Basic earnings (loss) per share	$(3.11)	$(2.18)	$0.22

Diluted earnings (loss) per share	$(3.11)	$(2.18)	$0.22

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(Dollars in thousands, except share data)
					Accumulated Other Comprehensive Income (Loss), net of tax
				Retained Earnings (Accumulated Deficit)

	Shares	Common	Additional Paid-in Capital			Unearned ESOP Shares	Total Stockholders' Equity

Balances at December 31, 2007	22,852,800	$229	$224,181	$102,769	$(1,180)	$(16,713)	$309,286
Comprehensive income:
Net income	—	—	—	4,660	—	—	4,660
Change in fair value of investments
available for sale, net of tax of $1,086	—	—	—	—	2,067	—	2,067
Total comprehensive income							6,727
Cash dividend declared and paid ($0.24 per share)	—	—	—	(5,071)	—	—	(5,071)
Purchase and retirement common stock	(1,559,432)	(16)	(13,439)	—	—	—	(13,455)
Repurchase of 914,112 shares of stock for
equity incentive plan (1)	—	—	(9,292)	—	—	—	(9,292)
Compensation related to stock options
and restricted stock awards	—	—	760	—	—	—	760
Allocation of 112,853 ESOP shares	—	—	(43)	—	—	1,196	1,153
Balances at December 31, 2008	21,293,368	$213	$202,167	$102,358	$887	$(15,517)	$290,108
Comprehensive loss:
Net loss	—	—	—	(40,708)	—	—	(40,708)
Change in fair value of investments
available for sale, net of tax of $248	—	—	—	—	460	—	460
Total comprehensive loss							(40,248)
Cash dividend declared and paid ($0.34 per share)	—	—	—	(6,399)	—	—	(6,399)
Purchase and retirement of common stock	(2,470,300)	(25)	(17,813)	—	—	—	(17,838)
Compensation related to stock options
and restricted stock awards	—	—	2,037	—	—	—	2,037
Allocation of 112,853 ESOP shares	—	—	(271)	—	—	1,128	857
Balances at December 31, 2009	18,823,068	$188	$186,120	$55,251	$1,347	$(14,389)	$228,517
Comprehensive loss:
Net loss	—	—	—	(54,136)	—	—	(54,136)
Change in fair value of investments
available for sale	—	—	—	—	(863)	—	(863)
Total comprehensive loss							(54,999)
Cash dividend declared and paid ($0.085 per share)	—	—	—	(1,420)	—	—	(1,420)
Purchase and retirement of common stock	(17,900)	—	(106)	—	—	—	(106)
Compensation related to stock options
and restricted stock awards	—	—	1,921	—	—	—	1,921
Allocation of 112,853 ESOP shares	—	—	(564)	—	—	1,129	565
Balances at December 31, 2010	18,805,168	$188	$187,371	$(305)	$484	$(13,260)	$174,478
___________________
(1) Shares are held in trust and outstanding.

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(54,136)	$(40,708)	$4,660
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	53,100	51,300	9,443
Goodwill impairment	—	14,206	—
OREO market value adjustments	5,624	—	—
Gain on sale of OREO property, net	(185)	—	—
Depreciation of premises and equipment	1,098	802	739
Net amortization of premiums and discounts on investments	1,783	1,074	687
ESOP expense	565	857	1,153
Compensation expense related to stock options and restricted stock awards	1,921	2,037	760
Net realized gain on investments available for sale	(843)	(1,954)	(1,606)
Other-than-temporary impairment loss on investments	—	152	1,640
Mutual fund dividends	—	—	(132)
Loss from disposal of premises and equipment	1	983	7
Deferred federal income taxes	12,075	(3,120)	(3,259)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,104	(3,593)	(840)
Federal income taxes, net	3,583	(9,835)	(390)
Accrued interest receivable	194	652	(338)
Accrued interest payable	(243)	(21)	346
Other liabilities	(1,242)	1,520	(18)
Net cash provided by operating activities	$25,399	$14,352	$12,852

Cash flows from investing activities:
Proceeds from sales of investments	25,087	71,107	84,386
Capitalized improvements in OREO	(767)	—	—
Proceeds from sales of OREO properties	27,298	—	—
Principal repayments on investments	36,595	42,349	33,469
Purchases of investments	(130,641)	(60,081)	(64,367)
Net (increase) decrease in loans receivable	79,507	(67,254)	(163,960)
Purchases of Federal Home Loan Bank stock	—	—	(2,742)
Purchases of premises and equipment	(1,343)	(8,344)	(451)
Proceeds from sale of equipment	—	—	18
Net cash provided (used) by investing activities	$35,736	$(22,223)	$(113,647)

Balance, carried forward	$61,135	$(7,871)	$(100,795)

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Balance, brought forward	$61,135	$(7,871)	$(100,795)
Cash flows from financing activities:
Net increase (decrease) in deposits	(19,197)	147,940	61,989
Advances from the Federal Home Loan Bank	53,173	16,750	200,150
Repayments of advances from the Federal Home Loan Bank	(100,007)	(33,000)	(140,000)
Net increase (decrease) in advance payments from borrowers for taxes and insurance	(121)	(368)	653
Repurchase and retirement of common stock	(106)	(17,838)	(13,455)
Repurchase of stock for equity incentive plan	—	—	(9,292)
Dividends paid	(1,420)	(6,399)	(5,071)

Net cash provided (used) by financing activities	$(67,678)	$107,085	$94,974

Net increase (decrease) in cash	(6,543)	99,214	(5,821)

Cash and cash equivalents:
Beginning of period	104,970	5,756	11,577

End of period	$98,427	$104,970	$5,756

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$27,802	$33,934	$35,632
Federal income taxes	$—	$450	$7,681
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan losses transferred to OREO	$50,237	$11,835	$—
Transfer from investments held to maturity to investments available for sale	$—	$—	$80,410

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Description of Business

First Financial Northwest, Inc. (“First Financial Northwest” or “the Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure. The mutual to stock conversion was completed on October 9, 2007. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to First Savings Bank. First Financial Northwest, Inc. is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”). First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions.

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

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. Our current business strategy includes an emphasis on one-to-four family residential, multifamily and commercial real estate lending. First Savings Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family, multifamily, commercial real estate, business, consumer and to a lesser extent construction/land development loans.

Basis of Presentation and Use of Estimates

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from these estimates. Material estimates particularly subject to change include the allowance for loan losses, other real estate owned, deferred tax assets valuation and fair values of financial instruments.

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

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of required reserve balances at December 31, 2010 and 2009 was $0 and $7,000, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

Investments

Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. We had no held-to-maturity or trading securities at December 31, 2010. Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity.

Investments available for sale are recorded at fair value. Unrealized gains and losses on investments available for sale are excluded from earnings and are reported in other comprehensive income (loss), net of applicable taxes within the consolidated statement of stockholders’ equity. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Loan Fees

Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yield of the loans over their contractual lives, using the effective interest method. In the event loans are sold, the deferred net loan origination fees or costs are recognized as a component of the gains or losses on the sales of loans.

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

Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank System. Our investment in Federal Home Loan Bank of Seattle (“FHLB”) stock is carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, we are required to maintain a minimum level of investment in FHLB stock, based on specified percentages of our outstanding FHLB advances. At December 31, 2010 and 2009, the Bank’s minimum required investment in FHLB stock was $4.2 million and $6.3 million, respectively. We may request redemption at par value of any stock in excess of the amount we are required to hold. Stock redemptions are at the discretion of the FHLB.

At December 31, 2010, the Bank had $7.4 million of FHLB stock. FHLB stock is carried at par value and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. As a result of the ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolios.

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

On October 25, 2010, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator the Federal Housing Finance Agency (“FHFA”). The Consent Order sets forth requirements for capital management, asset composition, and other operational and risk management improvements. Additionally, the FHFA and  the FHLB  have agreed to a Stabilization Period that ends upon the filing of the FHLB’s June 30, 2011 financial statements. During this period, the FHLB’s classification as undercapitalized will remain in place. Subsequently, the FHLB may begin repurchasing member stock at par and paying dividends, upon achieving and maintaining financial thresholds established by the FHFA as part of the agency’s supervisory process, subject to FHFA’s approval.

Under FHFA regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. As such, the FHLB of Seattle will not be able to redeem, repurchase or declare dividends on stock outstanding while the risk-based capital deficiency exits. This is not expected to have a material effect on our financial position, liquidity or results of operations. Based upon an analysis by Standard and Poor’s regarding the Federal Home Loan Banks, they stated that the FHLB System has a special public status (organized under the Federal Home Loan Bank Act of 1932) and because of the extraordinary support offered to it by the U.S. Treasury in a crisis, (though not used), it can be considered an extension of the government. We believe the U.S. government would almost certainly support the credit obligations of the FHLB System. We have determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2010.

Other Real Estate Owned (“OREO”)

OREO consists principally of properties acquired through foreclosure and is stated at the lower of cost or estimated market value less selling costs. Losses arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.

Subsequent to the transfer to foreclosed assets held for sale, these assets continue to be recorded at the lower of cost or fair value (less estimated costs to sell), based on periodic evaluations. Subsequent write-downs in value are charged to noninterest expense. Generally, legal and professional fees associated with foreclosures are expensed as incurred. Costs incurred to improve property prior to sale are capitalized; however, in no event are recorded costs allowed to exceed estimated fair value. Subsequent gains, losses, or expenses recognized on the sale of these properties are included in noninterest income or expense. The amounts that will ultimately be recovered from foreclosed assets may differ substantially from the carrying value of the assets because of future market factors beyond management’s control.

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

At December 31, 2010 and 2009, we had an insignificant amount of unrecognized tax benefits, none of which would affect the effective tax rates if recognized. Our policy is to recognize interest and penalties on unrecognized tax benefits in federal income tax expense in the Consolidated Statements of Operations. The amount of interest and penalties for the year ended December 31, 2010 was immaterial. The tax years subject to examination by the Internal Revenue Service (“IRS”)  are the years ended December 31, 2010, 2009, 2008, 2007, and 2006. The IRS is currently conducting a limited scope audit of our federal tax returns for the years 2006 through 2009 as a result of a large refund we received in 2009 due to our loss carryback for those years.

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

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income or (loss) by the weighted-average number of common shares outstanding during the period. As ESOP shares are committed to be released they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings (loss) per share reflects the weighted-average potential dilution that could occur if all potentially dilutive securities or other commitments to issue common stock were exercised or converted into common stock using the treasury stock method.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on investments available for sale which are also recognized as separate components of equity.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Information

The Company’s activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of attracting deposits from the general public and providing lending services. Substantially all income is derived from a diverse base of commercial, mortgage and consumer lending activities and investments.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of  purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective on January 1, 2010 and did not have a material impact on our consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements. ASU No. 2010-09 establishes separate subsequent event recognition criteria and disclosure requirements for Securities and Exchange Commission (“SEC”) filers. SEC filers are defined in this update as entities that are required to file or to furnish their financial statements with either the SEC or another appropriate agency, (such as the FDIC or Office of Thrift Supervision) under Section 12(i) of the Securities and Exchange Act of 1934, as amended. Beginning in February 2010, the financial statements of SEC filers will no longer disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date the financial statements were issued. The requirement to evaluate subsequent events through the date of issuance is still in place; only the disclosure is affected. This ASU also removes the requirement to make those disclosures in financial statements revised for either a correction of an error or a retrospective application of an accounting change. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset, which clarifies the accounting for acquired loans that have evidence of a deterioration in credit quality since origination (referred to as “Subtopic 310-30 Loans”). Under this ASU, an entity may not apply troubled debt restructuring (“TDR”) accounting guidance to individual Subtopic 310-30 Loans that are part of a pool, even if the modification of those loans would otherwise be considered a troubled debt restructuring. Once a pool is established, individual loans should not be removed from the pool unless the entity sells, forecloses, or writes off the loan. Entities would continue to consider whether the pool of loans is impaired if expected cash flows for the pool change. Subtopic 310-30 Loans that are accounted for individually would continue to be subject to TDR accounting guidance. A one-time election to terminate accounting for loans as a pool, which may be made on a pool-by-pool basis, is provided upon adoption of the ASU. This ASU was effective for the quarter ended September 30, 2010. Adoption of this ASU did not have a material impact on our consolidated financial statements.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings is also required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. Adoption of this ASU did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity will be required to perform Step 2 of the goodwill impairment test if there are adverse qualitative factors that indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, for public reporting entities. The adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No 2010-29. This ASU requires that if a public entity discloses comparative financial statements, then those disclosures of revenue and earnings of the combined entity should be as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The ASU will be applied prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period on or after December 15, 2010. The adoption of this ASU will not have an impact on the Company’s consolidated financial statements.

Note 2 - Regulatory Items

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

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank entered into a Stipulation to the Issuance of a Consent Order (“Order”) with the FDIC and the Washington State Department of Financial Institutions (“DFI”), which became effective on September 24, 2010. Under the terms of the Order, the Bank cannot declare dividends or repurchase stock without the prior written approval of the FDIC. Other material provisions of the Order require the Bank to:

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

The Order required that a number of items be completed over various time frames. We believe we have complied with each item set forth in the Order in advance of all required due dates and we have submitted the appropriate documentation to our regulators for their review.

The Bank’s Tier 1 capital ratio was 11.73% and our total risk-based capital ratio was 19.65% at December 31, 2010 which exceeded the requirements of the Order of 10% and 12%, respectively.

Adversely classified assets as a percent of Tier 1 capital plus the allowance for loan losses was 128% at the beginning of 2010. The Order requires this ratio to be below 65% by March 2011 for the adversely classified assets identified during the most recent examination. As of December 31, 2010, we have achieved  this target stipulated in the Order.

A copy of the Order is attached to the Form 8-K that was filed with the SEC on September 27, 2010. The Order will remain in effect until modified or terminated by the FDIC and the DFI. For more information about the Order and its impact on the Company and the Bank, see “Item 1A, Risk Factors - Certain regulatory restrictions were recently imposed on us; lack of compliance could result in monetary penalties and/or additional regulatory actions.”

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments

The following tables summarize the amortized cost and fair value of investments available for sale at December 31, 2010 and 2009 and the corresponding amounts of gross unrealized gains and losses:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$109,134	$1,291	$(281)	$110,144
Freddie Mac	40,454	860	(165)	41,149
Ginnie Mae	9,542	-	(98)	9,444
Municipal bonds	2,395	-	(473)	1,922
U.S. Government agencies	1,805	139	-	1,944

	$163,330	$2,290	$(1,017)	$164,603

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$50,025	$1,267	$(21)	$51,271
Freddie Mac	28,924	1,020	(3)	29,941
Ginnie Mae	5,099	84	-	5,183
Municipal bonds	4,857	49	(532)	4,374
U.S. Government agencies	1,946	57	-	2,003
Mutual fund	4,460	151	-	4,611

	$95,311	$2,628	$(556)	$97,383

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of investments available for sale at December 31, 2010, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments are shown separately.

	December 31,
	2010	2009
	(In thousands)

Due after one year through five years	$501	$553
Due after five years through ten years	504	488
Due after ten years	3,195	2,825
	4,200	3,866

Mortgage-backed investments	159,130	160,737

	$163,330	$164,603

Investments with a market value of $68.7 million and $90.0 million were pledged as collateral for public deposits at December 31, 2010 and 2009, respectively, which exceeds the minimum collateral requirements established by the Washington Public Deposit Protection Commission. Under current Washington State law, in order to participate in the public funds program we are required to pledge 100% of the public deposits we hold in the form of eligible securities as of December 31, 2010 and 2009.

Sales of available for sale investments were as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Proceeds	$25,087	$71,107	$84,386
Gross gains	864	1,956	1,715
Gross losses	(21)	(2)	(109)

The tax expense related to these net realized gains and losses was $295,000, $683,000, and $562,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

There were no investments classified as held to maturity at December 31, 2010 or 2009. There were no investment sales from the held to maturity portfolio during the years ended December 31, 2010, 2009 and 2008.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed investments:	(In thousands)
Fannie Mae	$39,801	$(281)	$-	$-	$39,801	$(281)
Freddie Mac	15,232	(165)	-	-	15,232	(165)
Ginnie Mae	5,193	(98)	-	-	5,193	(98)
Municipal bonds	-	-	1,885	(473)	1,885	(473)
	$60,226	$(544)	$1,885	$(473)	$62,111	$(1,017)

	December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed investments:	(In thousands)
Fannie Mae	$3,255	$(21)	$-	$-	$3,255	$(21)
Freddie Mac	-	-	255	(3)	255	(3)
Municipal bonds	-	-	2,227	(532)	2,227	(532)
	$3,255	$(21)	$2,482	$(535)	$5,737	$(556)
At December 31, 2010, we had four securities with gross unrealized losses totaling $473,000 with fair values totaling $1.9 million that had an unrealized loss for greater than one year. At December 31, 2009 we had nine securities with gross unrealized losses totaling $535,000 and fair values totaling $2.5 million that had an unrealized loss for more than one year.

Losses related to OTTI at December 31, 2010, 2009 and 2008 were $0, $152,000 and $1.6 million, respectively. These OTTI losses were a result of the severity and duration of the decline in the market value of our investment in the AMF Ultra Short Mortgage Fund. During 2010, we sold our shares in the AMF Ultra Short Mortgage Fund for a gain of $234,000. We do not consider any other securities to be other-than-temporarily impaired. However, additional other-than-temporary impairments may occur in future periods if there is not recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit characteristics.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans Receivable

Loans receivable are summarized as follows:

	December 31,
	2010	2009
	(In thousands)
One-to-four family residential: (1)
Permanent	$393,334	$481,046
Construction	5,356	15,685
	398,690	496,731
Multifamily:
Permanent	140,762	128,943
Construction	4,114	17,565
	144,876	146,508
Commercial real estate:
Permanent	237,708	251,185
Construction	28,362	31,605
Land	6,643	6,206
	272,713	288,996
Construction/land development:
One-to-four family residential	26,848	95,699
Multifamily	1,283	3,624
Commercial	1,108	1,129
Land development	27,262	63,501
	56,501	163,953

Business	479	353
Consumer	19,127	18,678
Total loans	$892,386	$1,115,219

Less:
Loans in process (LIP)	10,975	39,942
Deferred loan fees, net	2,421	2,938
Allowance for loan losses	22,534	33,039
Loans receivable, net	$856,456	$1,039,300
_______________
(1) Includes $173.4 million and $230.8 million of non-owner occupied loans at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009 there were no loans classified as held for sale.

Loan Origination/Risk Management

One-to-four family residential loans are originated generally using secondary market underwriting guidelines. We originate both fixed rate and adjustable rate loans in our residential lending program. We are a portfolio lender which means we originate loans for our portfolio and do not generally sell loans into the secondary market.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Multifamily loans have higher loan balances, are more difficult to evaluate and monitor and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by multifamily properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports.

Commercial real estate loans are subject to underwriting standards and processes similar to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2010, approximately 6.9% of the outstanding principal balance of the Bank’s commercial real estate loans were secured by owner-occupied properties.

Construction/land development loans that are secured by non-owner occupied properties generally require the borrower to have had an existing relationship with the Bank and have a proven record of success. Construction /land development loans are underwritten utilizing feasibility studies, independent appraisal reviews, lease rates and financial analysis of the developers and property owners. Construction/land development loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing. We have de-emphasized this type of lending over the last few years.

The Bank originates consumer loans which consist of home equity loans, personal lines of credit and savings account loans. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with the relatively small loan amounts that are spread over many individual borrowers, minimizes risk.

Concentrations of Credit

Most of the Bank’s lending activity occurs within the state of Washington. The primary market areas include King and to a lesser extent Pierce, Snohomish and Kitsap counties. The majority of the Bank’s loan portfolio consists of one-to-four family residential loans which comprised 44.7% of the total loan portfolio at December 31, 2010. Commercial real estate and multifamily loans were 30.6% and 16.2%, respectively, of the total loan portfolio at December 31, 2010, with construction/land development loans, consumer and business loans accounting for the remaining 8.5% of the loan portfolio.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank originates both adjustable and fixed interest rate loans. The composition of loans receivable was as follows:

December 31, 2010
Fixed Rate		Adjustable Rate
		Term to Rate
Term to Maturity	Book Value	Adjustment	Book Value
(In thousands)
Due within one year	$19,423	Due within one year	$102,284
After one year through three years	117,074	After one year through three years	15,485
After three years through five years	138,261	After three years through five years	26,637
After five years through ten years	290,262	After five years through ten years	7,725
Thereafter	175,235	Thereafter	—
	$740,255		$152,131

December 31, 2009
Fixed Rate		Adjustable Rate
		Term to Rate
Term to Maturity	Book Value	Adjustment	Book Value
(In thousands)
Due within one year	$18,577	Due within one year	$217,918
After one year through three years	89,924	After one year through three years	497
After three years through five years	189,285	After three years through five years	1,661
After five years through ten years	387,069	After five years through ten years	35
Thereafter	210,253	Thereafter	—
	$895,108		$220,111

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

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When we classify problem assets as either substandard or doubtful, pursuant to Federal regulations, we may establish a specific allowance in an amount we deem prudent and approved by Senior Management to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to the particular problem assets. When an insured institution classifies problem assets as a loss, pursuant to Federal regulations, it is required to charge-off such assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our regulators, which can require the establishment of additional loss allowances.

Loan grades are used by the Bank to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful or loss. The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency or stale financial information from the borrower and/or guarantors. Loans identified as criticized (watch and special mention) or classified (substandard, doubtful or loss) are subject to problem loan reporting every three months.

An analysis of the changes in the allowance for loan and lease losses (“ALLL”) is summarized as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Balance at beginning of period	$33,039	$16,982	$7,971
Provision for loan losses	53,100	51,300	9,443
Charge-offs	(65,476)	(35,302)	(432)
Recoveries	1,871	59	—
Balance at end of period	$22,534	$33,039	$16,982

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of our ALLL and loan portfolio by loan type and impairment method at December 31, 2010.

	One-to-Four Family Residential	Multi - family	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total

Allowance for loan losses:				(In thousands)
Beginning balance	$11,130	$1,896	$6,422	$13,255	$6	$330	$33,039
Charge-offs	(24,594)	-	(8,012)	(32,080)	-	(790)	(65,476)
Recoveries	176	-	823	778	-	94	1,871
Provision	21,590	(3)	7,509	23,198	1	805	53,100
Ending balance	$8,302	$1,893	$6,742	$5,151	$7	$439	$22,534
General reserve (1)	$7,137	$1,893	$5,499	$1,819	$7	$337	$16,692
Specific reserve (2)	$1,165	$-	$1,243	$3,332	$-	$102	$5,842

Loans:
Loans, net of LIP	$398,583	$143,513	$266,297	$53,412	$479	$19,127	$881,411
General reserve (1)	$330,651	$140,998	$248,578	$20,394	$479	$19,000	$760,100
Specific reserve (2)	$67,932	$2,515	$17,719	$33,018	$-	$127	$121,311
___________
(1) Loans collectively evaluated for impairment
(2) Loans individually evaluated for impairment

Nonperforming loans, net of undisbursed funds, were $62.9 million, $120.7 million and $58.6 million at December 31, 2010, 2009 and 2008, respectively. Foregone interest on nonaccrual loans for the years ended December 31, 2010, 2009 and 2008 was $6.1 million, $7.3 million and $2.1 million, respectively.

Loans committed to be advanced in connection with impaired loans at December 31, 2010 and 2009 were $1.1 million and $10.6 million, respectively.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of loans individually evaluated for impairment by the type of loan at December 31, 2010.

		Unpaid Principal Balance (2)
	Recorded Investment (1)		Related Allowance

	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$7,480	$7,814	$-
Non-owner occupied	44,072	44,487	-
Multifamily	2,515	2,515	-
Commercial real estate	11,981	12,498	-
Construction/land development	7,045	9,087	-
Consumer	118	617	-

Total	$73,211	$77,018	$-
Loans with an allowance:
One-to-four family residential:
Owner occupied	$5,516	$6,753	$276
Non-owner occupied	10,864	15,182	889
Commercial real estate	5,738	9,968	1,243
Construction/land development	25,973	45,546	3,332
Consumer	9	218	102

Total	$48,100	$77,667	$5,842
Total impaired loans:
One-to-four family residential:
Owner occupied	$12,996	$14,567	$276
Non-owner occupied	54,936	59,669	889
Multifamily	2,515	2,515	-
Commercial real estate	17,719	22,466	1,243
Construction/land development	33,018	54,633	3,332
Consumer	127	835	102

Total	$121,311	$154,685	$5,842
___________________
(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired and nonaccrual loans:

	December 31,
	2010	2009
	(In thousands)

Impaired loans without a valuation allowance	$73,211	$46,282
Impaired loans with a valuation allowance	48,100	109,879
Total impaired loans	$121,311	$156,161
Valuation allowance related to impaired loans	$5,842	$13,432
Average investment of impaired loans	$142,438	$117,644
Interest income recognized on a cash basis on impaired loans	$4,134	$2,134
Nonperforming assets (1):
Nonaccrual loans	$46,637	$94,682
Nonaccrual troubled debt restructured loans	16,299	26,021
Total nonperforming loans	62,936	120,703
Other real estate owned	30,102	11,835
Total nonperforming assets	$93,038	$132,538
Performing troubled debt restructured loans	$58,375	$35,458
Nonaccrual troubled debt restructured loans	16,299	26,021
Total troubled debt restructured loans (2)	$74,674	$61,479
______________________
(1) There were no loans 90 days or more past due and still accruing interest at December 31, 2010 and 2009.
(2) Troubled debt restructred loans are also considered impaired loans and are included in the category
"Total impaired loans" at the beginning of the table.

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual when, in management’s opinion, the borrower is unable to meet scheduled, payment obligations.

A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case by case basis, after taking into consideration the circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay and the likelihood of return to stable performance. Impairment is measured on a loan by loan basis for all loans in the portfolio.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of loan balances of nonaccrual loans by type of loan at December 31, 2010.

December 31,
2010
(In thousands)
One-to-four family residential	$22,688
Commercial real estate	7,306
Construction/land development	32,885
Consumer	57
Total nonaccrual loans	$62,936

The following table is a summary of the aging of loans by type at December 31, 2010.

	Loans Past Due
			90 Days and Greater
	30-59 Days	60-89 Days		Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$2,178	$780	$5,863	$8,821	$216,392	$225,213
Non-owned occupied	800	1,996	11,801	14,597	158,773	173,370
Multifamily	-	-	-	-	143,513	143,513
Commercial real estate	2,141	836	6,948	9,925	256,372	266,297
Construction/land development	133	265	32,620	33,018	20,394	53,412
Total real estate	$5,252	$3,877	$57,232	$66,361	$795,444	$861,805
Business	-	-	-	-	479	479
Consumer	-	55	57	112	19,015	19,127

Total	$5,252	$3,932	$57,289	$66,473	$814,938	$881,411
____________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2010.
(2) Net of loans in process

Credit Quality Indicators. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

The following table is a summary of loans by type and risk category at December 31, 2010.

	One-to- Four Family Residential	Multi - family	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
Grade:
Pass	$360,239	$141,224	$249,576	$17,589	$479	$18,792	$787,899
Special mention	10,261	1,936	5,805	-	-	189	18,191
Substandard	28,083	353	10,916	35,484	-	140	74,976
Doubtful	-	-	-	339	-	6	345
Total	$398,583	$143,513	$266,297	$53,412	$479	$19,127	$881,411

    The following table is a summary of the loan portfolio by type and payment activity at December 31, 2010.

	One-to- Four Family Residential	Multi - family	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
Performing (1)	$375,895	$143,513	$258,991	$20,527	$479	$19,070	$818,475
Nonperforming (2)	22,688	-	7,306	32,885	-	57	62,936
Total	$398,583	$143,513	$266,297	$53,412	$479	$19,127	$881,411
_______________
(1) There were $217.3 million of owner-occupied loans and $158.6 million of non-owner occupied loans classified as performing.
(2) There were $8.0 million of owner-occupied loans and $14.7 million of non-owner occupied loans classified as nonperforming.

    Certain of the Bank’s executive officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties is summarized as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)
Balance, beginning of period	$1,082	$1,167
Adjustments (1)	(396)	—
Repayments	(98)	(85)
Balance, end of period	$588	$1,082
______________
(1) Executive officer retirement, no longer included in this table.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Other Real Estate Owned

The following table is a summary of other real estate owned OREO:

	December 31,
	2010	2009
	(In thousands)
Beginning Balance	$11,835	$-
Loans transferred to OREO	50,237	11,835
Capitalized improvements	767	-
Dispositions of OREO	(27,113)	-
Market value adjustments	(5,624)	-
Ending Balance	$30,102	$11,835

OREO includes properties acquired by the Bank through foreclosure and deed in lieu of foreclosure. OREO at December 31, 2010 consisted of $13.8 million in one-to-four family residential homes and $12.5 million in construction/land development projects and $3.8 million in commercial real estate buildings.

Note 6 - Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Land	$1,914	$1,914
Buildings and improvements	17,763	9,372
Leashold improvements	—	48
Construction in progress	16	8,315
Furniture, fixtures and equipment	4,261	3,049
	23,954	22,698
Less accumulated depreciation	(4,125)	(3,113)
	$19,829	$19,585

Depreciation expense was $1.1 million, $802,000 and $739,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Fair Value

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

All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy:

•	Level 1 - Quoted prices for identical instruments in active markets.
•
Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

•	Level 3 - Instruments whose significant value drivers are unobservable.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between level 1 and level 2 recurring measurements):

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments:
Mortgage-backed investments:
Fannie Mae	$110,144	$-	$110,144	$-
Freddie Mac	41,149	-	41,149	-
Ginnie Mae	9,444	-	9,444	-
Municipal bonds	1,922	-	1,922	-
U.S. Government agencies	1,944	-	1,944	-
	$164,603	$-	$164,603	$-

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments:
Mortgage-backed investments:
Fannie Mae	$51,271	$-	$51,271	$-
Freddie Mac	29,941	-	29,941	-
Ginnie Mae	5,183	-	5,183	-
Municipal bonds	4,374	-	4,374	-
U.S. Government agencies	2,003	-	2,003	-
Mutual Fund	4,611	4,611	-	-
	$97,383	$4,611	$92,772	$-

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant	Total
	Fair Value	for Identical	Observable	Unobservable	(Gains) /
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
	(In thousands)
Impaired loans including undisbursed but committed
funds of $1.1 million (included in loans receivable, net) (1)	$116,543	$-	$-	$116,543	$5,842
Other real estate owned (2)	30,102	-	-	30,102	5,624
_________________	$146,645	$-	$-	$146,645	$11,466
(1) The loss represents the specific reserve against loans that were considered impaired at December 31, 2010.
(2) The loss represents OREO market value adjustments for the year ended December 31, 2010.

	Fair Value Measurements at December 31, 2009
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
	(In thousands)
Impaired loans including undisbursed but committed
funds of $10.6 million (included in loans receivable, net) (3)	$153,300	$-	$-	$153,300	$13,432
Goodwill impairment (4)	-	-	-	-	14,206
Other real estate owned (5)	11,835	-	-	11,835	-
	$165,135	$-	$-	$165,135	$27,638
____________________
(3) The loss represents the specific reserve against loans that were considered impaired at December 31, 2009.
(4) The loss represents the write-off of goodwill.
(5) The loss represents OREO market value adjustments for the year ended December 31, 2009.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments available for sale at December 31, 2010 consisted primarily of mortgage-backed securities, bank qualified tax-exempt bonds and agency securities. The estimated fair value of Level 1 investments is based on quoted market prices. The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis. Inputs used in the collateral value method include appraised values, estimates of certain completion costs and closing and selling costs. Some of these inputs may not be observable in the marketplace.

OREO is measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

The carrying amounts and estimated fair values of financial instruments at December 31, 2010 and 2009 were as follows:

	December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash on hand and in banks	$7,466	$7,466	$8,937	$8,937
Interest-bearing deposits	90,961	90,961	96,033	96,033
Investments available for sale	164,603	164,603	97,383	97,383
Loans receivable, net	856,456	878,737	1,039,300	1,001,562
Federal Home Loan Bank stock	7,413	7,413	7,413	7,413
Accrued interest receivable	4,686	4,686	4,880	4,880

Liabilities:
Deposits	231,527	231,527	225,772	225,772
Certificates of deposit	688,699	701,976	713,651	727,250
Advances from the Federal Home
Loan Bank	93,066	95,972	139,900	140,994
Accrued interest payable	214	214	457	457

Fair value estimates, methods, and assumptions are set forth below for our financial instruments.

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash on hand and in banks, interest-bearing deposits, investments available for sale, FHLB stock, accrued interest receivable and accrued interest payable.

•
Investments: The fair value of all investments excluding FHLB stock was based upon quoted market prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable. FHLB stock is not publicly-traded, however it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB’s discretion. The fair value is therefore equal to the book value.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Loans receivable: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of fixed-rate loans is estimated using discounted cash flow analysis, utilizing interest rates that would be offered for loans with similar terms to borrowers of similar credit quality. As a result of current market conditions, cash flow estimates have been further discounted to include a credit factor. The fair value of nonperforming loans is estimated using the fair value of the underlying collateral.

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

•
Off balance sheet commitments: No fair value adjustment is necessary for commitments made to extend credit, which represents commitments for loan originations or for outstanding commitments to purchase loans. These commitments are for loans with terms of less than one year and have interest rates which approximate prevailing market rates, or are set at the time of loan closing.

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments.

Note 8 - Accrued Interest Receivable

Accrued interest receivable consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Loans receivable	$3,954	$4,392
Investments	723	477
Interest-bearing deposits	9	11
	$4,686	$4,880

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Deposits

Deposit accounts consisted of the following:

	December 31,
	2010	2009
	(In thousands)
Noninterest-bearing	$8,700	$3,294
NOW	13,458	12,740
Statement savings	15,387	15,423
Money market	193,982	194,315
Certificates of deposit	688,699	713,651
	$920,226	$939,423

At December 31, 2010, scheduled maturities of certificates of deposit were as follows:

Years Ended
December 31,	Amount
(In thousands)
2011	$335,195
2012	174,454
2013	92,089
2014	86,533
2015	328
Thereafter	100
$688,699

Deposits include public funds of $58.7 million and $88.8 million at December 31, 2010 and 2009, respectively.

Certificates of deposit of $100,000 or more included in deposits at December 31, 2010 and 2009, were $510.9 million and $514.9 million, respectively. Interest expense on these certificates totaled $15.5 million, $17.8 million, and $18.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Included in deposits are accounts of $3.1 million and $2.3 million at December 31, 2010 and 2009, respectively which are controlled by management, members of the Board of Directors and related entities.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on deposits was as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
NOW	$53	$77	$73
Statement savings	167	221	205
Money market	2,384	3,018	2,706
Certificates of deposit	20,766	25,490	28,648
	$23,370	$28,806	$31,632

Note 10 - Federal Home Loan Bank Advances

The FHLB functions as a central reserve bank providing credit for member financial institutions. At December 31, 2010 and 2009, the Bank maintained credit facilities with the FHLB totaling $317.4 million and $456.9 million with an outstanding balance of $93.1 million and $139.9 million, respectively. The credit facility was collateralized by $53.4 million of commercial real estate loans and $45.7 million of multifamily loans under a collateral in possession arrangement at year end 2010.

Outstanding advances consisted of the following:

December 31, 2010
Principal Balance	Maturity Date	Fixed Interest Rate
(Dollars in thousands)
$10,000	03/2012	2.82%
50,000	01/2013	2.17
7,450	12/2013	3.38
20,000	12/2013	2.94
700	12/2013	2.64
1,750	04/2014	2.98
3,166	07/2015	1.89
$93,066

December 31, 2009
Principal Balance	Maturity Date	Fixed Interest Rate
(Dollars in thousands)
$50,000	01/2010	3.65%
50,000	01/2011	3.75
10,000	03/2012	2.82
7,450	12/2013	3.38
20,000	12/2013	2.94
700	12/2013	2.64
1,750	04/2014	2.98
$139,900

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Benefit Plans

Multiemployer Pension Plans

We participate in a multiemployer noncontributory defined benefit pension plan covering substantially all employees after one year of continuous employment. Pension benefits vest over a period of five years of credited service. Total pension expense for the years ended December 31, 2010, 2009, and 2008 were $1.0 million, $726,000, and $621,000, respectively. Our policy is to fund pension costs as accrued.

We also have post employment agreements with certain key officers to provide supplemental retirement benefits. For the years ended December 31, 2010, 2009  and 2008, the plan premium cost was $ 49,000, $49,000, and $57,000, respectively. Additionally, we recorded $81,000, $108,000, and $185,000, respectively, of deferred compensation expense for the years ended December 31, 2010, 2009 and 2008.

401(k) Plan

We have a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment. Under the plan, employee contributions up to 6% will be matched 50% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market, or fixed income plans. We contributed $138,000, $274,000, and $219,000 to the plan for the years ended December 31, 2010, 2009, and 2008, respectively.

Employee Stock Ownership Plan

In 2007 we began an ESOP for the benefit of substantially all employees. The ESOP borrowed $16.9 million from the Company and used those funds to acquire 1,692,800 shares of the Company’s stock at the time of the initial public offering at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.6 million were made by the ESOP during 2010, 2009 and 2008.

As shares are committed to be released from collateral, we report compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of key transactions for the ESOP follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

ESOP contribution expense	$565	$857	$1,153

Dividends on unallocated ESOP shares
used to reduce ESOP contribution	$122	$528	$400

Shares held by the ESOP are as follows:

	December 31,
	2010	2009
	(Dollars in thousands, except share data)

Allocated shares	366,772	253,919
Unallocated shares	1,326,028	1,438,881
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$5,304	$9,425

Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $1.9 million, $2.0 million and $760,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and the related income tax benefit was $681,000, $713,000 and $267,000  for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to its directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or 90 days after employment or service ends. We have a policy of issuing new shares upon exercise. At December 31, 2010, remaining options for 901,756 shares of common stock were available for grant under the Plan.

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

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date.

	Years Ended December 31,
	2010	2009	2008

Annual dividend yield	0.00%	4.07%	3.27%
Expected volatility	46.32%	38.82%	23.74%
Risk-free interest rate	2.42%	1.89%	3.51%
Expected term	6.5 years	6.5 years	6.5 years
Weighted-average grant date fair
value per option granted	$1.28	$2.15	$1.92

A summary of the Company’s stock option plan awards for the year ended December 31, 2010, follows:

			Weighted-Average	Aggregate	Weighted-Average
		Weighted-Average	Remaining Contractual	Intrinsic	Grant-Date
	Shares	Exercise Price	Term in Years	Value	Fair Value

Outstanding at the beginning of the year	1,433,524	$9.73	8.52	$-	$1.93
Granted	50,000	4.03	9.48	-	1.28
Exercised	-	-	-		-
Forfeited or expired	(100,000)	9.78	-		1.92
Outstanding at December 31, 2010	1,383,524	9.52	7.60	-	1.91
Expected to vest assuming a 3% forfeiture
rate over the vesting term	828,482	9.38	7.65	-
Exercisable at December 31, 2010	529,410	9.75	7.51	-

As of December 31, 2010, there was $1.3 million of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant. The restricted stock awards’ fair value is equal to the value on the date of grant. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At December 31, 2010, remaining restricted awards for 167,078 shares were available to be issued. Shares that have been repurchased totaled 456,140 and are held in trust until they are issued in connection with the agreement.

A summary of changes in nonvested restricted stock awards for the period ended December 31, 2010, follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
	(Dollars in thousands, except share data)
Nonvested at January 1, 2010	604,987	$10.22
Granted	32,000	4.03
Vested	(141,247)	10.21
Forfeited	(39,600)	10.64
Nonvested at December 31, 2010	456,140	9.75

Expected to vest assuming a 3% forfeiture
rate over the vesting term	442,454

As of December 31, 2010 there was $3.8 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.8 years. The total fair value of shares vested during the years ended December 31, 2010 and 2009 was $1.4 million and $1.5 million, respectively.

Note 12 - Federal Income Taxes

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Current	$(8,076)	$(9,387)	$7,292
Deferred	12,075	(3,120)	(3,259)
	$3,999	$(12,507)	$4,033

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the tax provision based on the statutory corporate rate of 35% during the years ended December 31, 2010, 2009 and 2008 on pretax income is as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Income tax expense (benefit) at
statutory rate	$(17,548)	$(18,625)	$3,042
Income tax effect of:
Tax exempt interest, net	(50)	(52)	(178)
Change in valuation allowance	21,892	1,477	1,120
Goodwill impairment	—	4,972	—
Other, net	(295)	(279)	49
Total income tax expense (benefit)	$3,999	$(12,507)	$4,033

The net deferred tax asset, included in the accompanying consolidated balance sheets, consisted of the following:

	December 31,
	2010	2009	2008
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$12,841	$—	$—
Contribution to First Financial Northwest Foundation	4,790	4,786	4,659
Allowance for loan losses	5,792	11,020	5,944
Reserve for unfunded commitments	56	118	—
Deferred compensation	664	686	628
Reserve for uncollected interest	45	75	788
Other-than-temporary impairment loss on investments	—	627	574
AMT credit carryforward	1,490	—	—
Employee benefit plans	1,400	850	407
Net capital loss on investments	545	—	—
OREO market value adjustments	420	—	—
Accrued expenses	138	122	—
Deferred tax assets before valuation allowance	28,181	18,284	13,000
Valuation allowance	(24,832)	(2,597)	(1,120)
Total deferred tax assets	$3,349	$15,687	$11,880

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	$1,337	$1,337	$1,337
Loan origination fees and costs	762	856	28
Servicing rights	99	173	276
Net unrealized loss on investments available for sale	446	725	477
Other, net	705	457	496

Total deferred tax liabilities	$3,349	$3,548	$2,614

Deferred tax assets, net	$—	$12,139	$9,266

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.

Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax assets if we do not have sufficient positive evidence indicating that we will have carryback potential or future taxable income available to utilize our deferred tax assets. Our federal net operating loss carryforward was $36.7 million at December 31, 2010 and will expire in 2030.

Our deferred tax asset valuation account consisted of the following specific valuation allowances:

	First Financial Northwest Foundation Contribution	AMF Ultra Short Mortgage Fund	Other	Total Deferred Tax Asset Valuation
	(In thousands)
Balance at January 1, 2010	$ 1,970	$ 627	$ -	$ 2,597
Additions	2,817	-	20,045	22,862
Deductions	-	(627)	-	(627)
Balance at December 31, 2010	$ 4,787	$ -	$ 20,045	$ 24,832

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2010 and 2009, the Company had a taxable temporary difference of approximately $4.5 million that arose before 1988 (base year amount). A deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

Note 13 - Regulatory Capital Requirements

Under the OTS regulations, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.

    The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier I capital to risk-weighted assets (as defined in the regulations) and of Tier I capital to average assets.

      Although the Bank is “well-capitalized” at December 31, 2010, based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, the Bank understands that it is no longer regarded as “well-capitalized” for federal regulatory purposes, as a result of the deficiencies cited in the Order (see Note 2 – Regulatory Items). As a result of this reclassification, the Bank’s borrowing costs and terms from the FHLB, as well as the Bank’s premiums to the Deposit Insurance Fund administered by the FDIC, are expected to be higher than they would were the Bank not operating under the Order.

       As of December 31, 2010, according to the most recent notification from the FDIC, the Bank was categorized as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2010:
Total risk-based capital	$151,782	19.65%	$61,793	8.00%	$77,241	10.00%
Tier I risk-based capital	141,970	18.38	30,896	4.00	46,345	6.00
Tier I leverage capital	141,970	11.73	48,403	4.00	60,503	5.00

December 31, 2009:
Total risk-based capital	$174,480	20.49%	$68,107	8.00%	$85,134	10.00%
Tier I risk-based capital	163,492	19.20	34,054	4.00	51,080	6.00
Tier I leverage capital	163,492	12.46	52,472	4.00	65,590	5.00

The Orders restrict the Bank and the Company from making any capital distributions including the payment of a dividend.

Note 14 - Commitments and Guarantees

Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to extend credit totaled $22.3 million and $8.7 million at December 31, 2010 and 2009, respectively. Fixed-rate commitments totaled $963,000 (interest rates ranged from 5.13% to 7.00%) and $7.3 million (interest rates ranged from 4.75% to 6.63%) at December 31, 2010 and 2009, respectively.

Prior to being acquired in 2005, Executive House, a mortgage-banking business, sold loans without recourse that may have to be subsequently repurchased due to defects in the origination process of the loan. We typically guarantee investor losses should origination defects occur. The defects are categorized as willful misstatement and fraud. When a loan sold to an investor without recourse fails to perform, the investor will typically review the loan file to determine whether defects in the origination process occurred. If an origination defect is identified, we are required to either repurchase the loan or indemnify the investor for losses sustained if the investor has sold the property. If there are no defects found in the origination process, we have no commitment to repurchase the loan. As of December 31, 2010 the total principal balance of loans serviced for investors, without recourse under these guarantees totaled $41.5 million. We had no reserves as of December 31, 2010 to cover our loss exposure to loans sold without recourse. Management considers the possibility of the loss

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

potential to be low and not estimatable as the sold loans are well seasoned and continue to perform in accordance with their contractual agreements.

Note 15 - Parent Company Only Financial Statements

Presented below are the condensed balance sheets, statements of operations, and statements of cash flows for First Financial Northwest, Inc.

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2010	2009
	(In thousands)
Assets
Cash and cash equivalents	$13	$88
Interest-bearing deposits	18,522	47,933
Investment in First Savings Bank Northwest	142,482	164,988
Investment in First Financial Diversified, Inc.	10,808	10,864
Income tax receivable	-	9,499
Deferred tax assets, net	-	2,816
Receivable from subsidiaries	2,674	1,884
Other assets	17	16
Total assets	$174,516	$238,088

Liabilities and Stockholders' Equity
Liabilities
Other liabilities	$38	$9,571
Total Liabilities	38	9,571
Stockholders' Equity	174,478	228,517
Total liabilities and stockholders' equity	$174,516	$238,088

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposit with banks	$471	$1,071	$1,938
Total operating income	471	1,071	1,938
Operating expenses:
Other expenses	689	593	685
Total operating expenses	689	593	685
Income (loss) before provision for federal income
taxes and equity in undistributed earnings (loss)	(218)	478	1,253
of subsidiaries
Provision for federal income taxes	2,783	1,377	1,414
Loss before equity in undistributed
earnings (loss) of subsidiaries	(3,001)	(899)	(161)
Equity in undistributed earnings (loss)
of subsidiaries	(51,135)	(39,809)	4,821
Net income (loss)	$(54,136)	$(40,708)	$4,660

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(54,136)	$(40,708)	$4,660
Adjustments to reconcile net income (loss) to
net cash from operating activities:
Equity in undistributed earnings (loss)
of subsidiaries	51,135	39,809	(4,821)
Stock options and restricted stock expense	1,921	2,037	760
Change in deferred tax assets, net	2,816	1,240	1,209
Change in receivables from subsidiaries	(790)	(790)	(1,094)
Release of ESOP shares in excess of loan repayment	-	-	402
Change in other assets	(1)	(2)	494
Change in federal income taxes, net	9,499	(9,546)	47
Changes in other liabilities	(9,533)	9,515	(249)
Net cash provided by operating activities	911	1,555	1,408

Cash flows from investing activities:
Repayments of ESOP loan	1,129	1,127	794
Investments in First Savings Bank Northwest	(30,000)	-	-
Investment in First Financial Diversified	-	(1,000)	(5,000)
Net cash provided (used) in investing activities	(28,871)	127	(4,206)

Cash flows from financing activities:
Repurchase and retirement of common stock	(106)	(17,838)	(13,455)
Repurchase of stock for equity incentive plan	-	-	(9,292)
Dividends paid	(1,420)	(6,399)	(5,071)
Net cash used in financing activities	(1,526)	(24,237)	(27,818)
Net decrease in cash	(29,486)	(22,555)	(30,616)
Cash and cash equivalents at beginning of the year	48,021	70,576	101,192
Cash and cash equivalents at end of year	$18,535	$48,021	$70,576

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Earnings (Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except share data)
Net Income (loss)	$(54,136)	$(40,708)	$4,660

Weighted-average common shares outstanding	17,420,488	18,664,490	21,080,514

Basic income (loss) per share	$(3.11)	$(2.18)	$0.22

Diluted income (loss) per share	$(3.11)	$(2.18)	$0.22

All outstanding stock options were not considered in computing dilutive earnings per common share for 2010, 2009 and 2008 because they were antidilutive.

Note 17 - Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Unrealized holding gains on
investments available for sale	$44	$2,510	$3,119
Reclassification adjustment for
losses realized in income	(843)	(1,954)	(1,606)
Other than temporary impairments on
investments available for sale	-	152	1,640
Net unrealized gains (losses)	(799)	708	3,153
Tax effect	64	248	1,086
Net of tax amount	$(863)	$460	$2,067

The components of accumulated other comprehensive income included in stockholders’ equity, are as follows:

	At December 31,
	2010	2009
	(In thousands)
Net unrealized gains on
investments available for sale	$1,273	$2,072
Tax effect	789	725
Net of tax amount	$484	$1,347

 (Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last three years:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2010	(Dollars in thousands, except share data)
Total interest income	$15,662	$15,424	$15,011	$14,447
Total interest expense	7,594	7,357	6,620	5,988
Net interest income	8,068	8,067	8,391	8,459
Provision for loan losses	13,000	26,000	12,000	2,100
Net interest income (loss) after
provision for loan losses	(4,932)	(17,933)	(3,609)	6,359
Total noninterest income	46	62	38	895
Total noninterest expense	8,867	7,010	8,500	6,686
Income (loss) before provision for income taxes	(13,753)	(24,881)	(12,071)	568
Provision for federal income tax expense	3,999	-	-	-
Net income (loss)	$(17,752)	$(24,881)	$(12,071)	$568

Basic earnings (loss) per share	$(1.02)	$(1.43)	$(0.69)	$0.03
Diluted earnings (loss) per share	$(1.02)	$(1.43)	$(0.69)	$0.03

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share data)
2009
Total interest income	$16,750	$15,727	$16,221	$16,335
Total interest expense	8,575	8,740	8,572	8,026
Net interest income	8,175	6,987	7,649	8,309
Provision for loan losses	1,544	18,256	7,795	23,705
Net interest income (loss) after
provision for loan losses	6,631	(11,269)	(146)	(15,396)
Total noninterest income (loss)	130	(97)	72	1,927
Total noninterest expense (1)	5,144	20,707	4,889	4,327
Income (loss) before provision for income taxes	1,617	(32,073)	(4,963)	(17,796)
Provision (benefit) for federal income tax expense	421	(4,076)	(3,304)	(5,548)
Net income (loss)	$1,196	$(27,997)	$(1,659)	$(12,248)

Basic earnings (loss) per share	$0.06	$(1.49)	$(0.09)	$(0.69)
Diluted earnings (loss) per share	$0.06	$(1.49)	$(0.09)	$(0.69)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share data)
2008
Total interest income	$17,269	$17,102	$17,295	$16,935
Total interest expense	9,108	9,037	8,964	8,869
Net interest income	8,161	8,065	8,331	8,066
Provision for loan losses	-	445	3,498	5,500
Net interest income after
provision for loan losses	8,161	7,620	4,833	2,566
Total noninterest income (loss)	1,363	(493)	343	(1,013)
Total noninterest expense	2,886	3,786	3,778	4,237
Income (loss) before provision for income taxes	6,638	3,341	1,398	(2,684)
Provision for federal income tax expense	2,166	1,119	443	305
Net income (loss)	$4,472	$2,222	$955	$(2,989)

Basic earnings (loss) per share	$0.21	$0.10	$0.04	$(0.14)
Diluted earnings (loss) per share	$0.21	$0.10	$0.04	$(0.14)

________________
(1) Includes a $14.2 million write-off of goodwill related to the acquisition of Executive House, Inc. in 2005.

(Continued)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2010 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(ii) Internal Control Over Financial Reporting.

(a) Management’s report on internal control over financial reporting.

First Financial Northwest’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  First Financial Northwest’s internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements.  Nonetheless, all internal control systems, no matter how well designed, have inherent limitations.  Even systems determined to be effective as of a particular date can provide only reasonable assurance with respect to financial statement preparation and presentation and may not eliminate the need for restatements.

First Financial Northwest’s management assessed the effectiveness of First Financial Northwest’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2010, First Financial Northwest’s internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2010, which is included in Item 8. Financial Statements and Supplementary Data.

(b) Attestation report of the registered public accounting firm.

See Item 8. Financial Statements and Supplementary Data.

(c) Changes in internal control over financial reporting.

There were no significant changes in First Financial Northwest’s internal control over financial reporting during First Financial Northwest’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, First Financial Northwest’s internal control over financial reporting.

Item 9B.  Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2010 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under the section captioned “Proposal 1 -- Election of Directors” in First Financial Northwest's Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (“Proxy Statement”)  is incorporated herein by reference.

For information regarding the executive officers of First Financial Northwest and the Bank, see the information contained herein under the section captioned “Item 1.  Business – Personnel – Executive Officers of the Registrant.”

Audit Committee Financial Expert

Our Audit Committee is composed of Directors Dr. Gary F. Kohlwes (Chairman), Gary F. Faull and Joann E. Lee.  Each member of the Audit Committee is “independent” as defined in  listing standards of The Nasdaq Stock Market LLC.  Our Board of Directors has designated Director Joann E. Lee as the Audit Committee financial expert, as defined in the SEC's Regulation S-K.  Director Joann E. Lee is independent as that term is used in Item 407(d)(5)(i)(B) of SEC’s regulation S-K.

Code of Business Conduct and Ethics

 A copy of the Code of Business Conduct and Ethics is available on our  website at www.fsbnw.com under Investor Relations – Corporate Overview – Governance Documents.  Additionally, any material amendments to, or waiver from a provision of the Code of Business Conduct and Ethics will be posted to the same website.

Compliance with Section 16(a) of the Exchange Act

The information required by this item under the section captioned “Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item under the sections captioned “Executive Compensation” and “Directors’ Compensation” in the Proxy Statement are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

The information required by this item under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

(b)	Security Ownership of Management.

The information required by this item under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

(c)           Changes In Control

First Financial Northwest is not aware of any arrangements, including any pledge by any person of securities of First Financial Northwest, the operation of which may at a subsequent date result in a change in control of First Financial Northwest.

(d)           Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest’s equity compensation plans as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2008 Equity Incentive Plan (1)	1,383,524	$9.52	901,756

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,383,524	$9.52	901,756
____________
(1)
The restricted shares granted under the 2008 Equity Incentive Plan were purchased by First Financial Northwest in open market transactions and subsequently issued to First Financial Northwest’s directors and certain employees.  As of December 31, 2010, there were 747,034 restricted shares granted pursuant to the 2008 Equity Incentive Plan.  As of December 31, 2010 of the 901,756 shares available for future issuance under the 2008 Equity Incentive Plan, 167,078 shares were available for future grants of restricted stock.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item under the sections captioned “Meetings and Committees of the Board of Directors and Corporate Governance -- Corporate Governance -- Related Party Transactions” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters -- Corporate Governance -- Director Independence” in the Proxy Statement are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item under the section captioned “Independent Auditors and Related Fees” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Bylaws of First Financial Northwest (1)
4	Form of stock certificate of First Financial Northwest(1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)

10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
10.7	2008 Equity Incentive Plan (3)
10.8	Forms of incentive and non-qualified stock option award agreements (4)
10.9	Form of restricted stock award agreement (4)
14	Code of Business Conduct and Ethics (5)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
23.1	Consent of Independent Registered Public Accounting Firm-KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

_______________
(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143539).
(2)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
(3)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.
(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.
(5)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbnw.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 11, 2011	By: /s/ Victor Karpiak
Victor Karpiak
Chairman of the Board, President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Victor Karpiak	Chairman of the Board, President and Chief	March 11, 2011
Victor Karpiak	Executive Officer
(Principal Executive Officer)

/s/Kari A. Stenslie	Chief Financial Officer	March 11, 2011
Kari A. Stenslie	(Principal Financial and Accounting Officer)

/s/Harry A. Blencoe	Director	March 11, 2011
Harry A. Blencoe

/s/Joann E. Lee	Director	March 11, 2011
Joann E. Lee

/s/Gary F. Kohlwes	Director	March 11, 2011
Gary F. Kohlwes

	Director	March __, 2011
Robert L. Anderson

/s/Gerald Edlund	Director	March 11, 2011
Gerald Edlund

/s/Robert W. McLendon	Director	March 11, 2011
Robert W. McLendon

/s/Gary F. Faull	Director	March 11, 2011
Gary F. Faull

Exhibit Index

Exhibit No.	Description

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act