Form 10-Q
period 2011-03-31
First Financial Northwest, Inc.
filed 2011-05-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 6, 2011, 18,805,168 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q
TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31,	December 31,
Assets	2011	2010

Cash on hand and in banks	$4,869	$7,466
Interest-bearing deposits	159,126	90,961
Investments available for sale, at fair value	148,230	164,603
Loans receivable, net of allowance of $20,250 and $22,534	796,354	856,456
Premises and equipment, net	19,585	19,829
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	4,339	4,686
Federal income tax receivable	6,346	5,916
Other real estate owned	31,266	30,102
Prepaid expenses and other assets	6,210	6,226
Total assets	$1,183,738	$1,193,658

Liabilities and Stockholders' Equity

Interest-bearing deposits	$901,408	$911,526
Noninterest bearing deposits	4,818	8,700
Advances from the Federal Home Loan Bank	93,066	93,066
Advance payments from borrowers for taxes and insurance	4,293	2,256
Accrued interest payable	230	214
Other liabilities	3,408	3,418
Total liabilities	1,007,223	1,019,180

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 18,805,168 shares at
March 31, 2011 and December 31, 2010	188	188
Additional paid-in capital	187,707	187,371
Retained earnings (accumulated deficit), substantially restricted	1,129	(305)
Accumulated other comprehensive income, net of tax	469	484
Unearned Employee Stock Ownership Plan (ESOP) shares	(12,978)	(13,260)
Total stockholders' equity	176,515	174,478
Total liabilities and stockholders' equity	$1,183,738	$1,193,658

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income
Loans, including fees	$12,428	$14,594
Investments available for sale	1,205	1,007
Cash on hand and in banks	76	61
Total interest income	$13,709	$15,662

Interest expense
Deposits	4,513	6,571
Federal Home Loan Bank advances	576	1,023
Total interest expense	$5,089	$7,594

Net interest income	8,620	8,068

Provision for loan losses	1,200	13,000

Net interest income (loss) after provision for loan losses	$7,420	$(4,932)

Noninterest income
Net gain on sale of investments	511	-
Other	85	46
Total noninterest income	$596	$46

Noninterest expense
Salaries and employee benefits	3,289	3,189
Occupancy and equipment	402	425
Professional fees	480	459
Data processing	209	170
Loss (gain) on sale of OREO property, net	(626)	437
OREO market value adjustments	628	2,271
OREO related expenses, net	850	702
FDIC/OTS assessments	710	580
Insurance and bond premiums	247	149
Marketing	61	43
Other general and administrative	332	442
Total noninterest expense	$6,582	$8,867
Income (loss) before provision for federal income taxes	1,434	(13,753)
Provision for federal income taxes	-	3,999
Net income (loss)	$1,434	$(17,752)
Basic earnings (loss) per share	$0.08	$(1.02)
Diluted earnings (loss) per share	$0.08	$(1.02)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
For the Three Months Ended March 31, 2011
(Dollars in thousands, except share data)
(Unaudited)

					Accumulated Other Comprehensive Income, net of tax
				Retained Earnings (Accumulated Deficit)

	Shares	Common	Additional Paid- in Capital			Unearned ESOP Shares	Total Stockholders Equity

Balances at December 31, 2010	18,805,168	$188	$187,371	$(305)	$484	$(13,260)	$174,478
Comprehensive income:
Net income	—	—	—	1,434	—	—	1,434
Change in fair value of investments
available for sale	—	—	—	—	(15)	—	(15)
Total comprehensive income							1,419
Compensation related to stock
options and restricted stock awards	—	—	473	—	—	—	473
Allocation of 28,213 ESOP shares	—	—	(137)	—	—	282	145
Balances at March 31, 2011	18,805,168	$188	$187,707	$1,129	$469	$(12,978)	$176,515

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$1,434	$(17,752)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,200	13,000
OREO market value adjustments	628	2,271
Loss (gain) on sale of OREO property, net	(626)	437
Depreciation of premises and equipment	269	254
Net amortization of premiums and discounts on investments	691	250
ESOP expense	145	186
Compensation expense related to stock options and restricted stock awards	473	497
Net realized gain on investments available for sale	(511)	—
Deferred federal income taxes	430	6,661
Changes in operating assets and liabilities:
Prepaid expenses and other assets	16	(54)
Federal income taxes, net	(430)	(2,661)
Accrued interest receivable	347	164
Accrued interest payable	16	(55)
Other liabilities	(10)	(871)
Net cash provided by operating activities	$4,072	$2,327

Cash flows from investing activities:
Proceeds from sales of investments	9,701	—
Capitalized improvements in OREO	(88)	—
Proceeds from sales of OREO properties	9,199	3,031
Principal repayments on investments	10,350	6,657
Purchases of investments	(4,303)	(18,936)
Net (increase) decrease in loans receivable	48,625	(5,000)
Purchases of premises and equipment	(25)	(1,122)
Net cash provided (used) by investing activities	$73,459	$(15,370)

Balance, carried forward	$77,531	$(13,043)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Balance, brought forward	$77,531	$(13,043)
Cash flows from financing activities:
Net increase (decrease) in deposits	(14,000)	23,167
Advances from the Federal Home Loan Bank	-	50,000
Repayments of advances from the Federal Home Loan Bank	-	(50,000)
Net increase in advance payments from borrowers for taxes and insurance	2,037	2,132
Repurchase and retirement of common stock	-	(106)
Dividends paid	-	(1,421)
Net cash provided (used) by financing activities	$(11,963)	$23,772

Net increase in cash	65,568	10,729
Cash and cash equivalents:
Beginning of period	98,427	104,970
End of period	$163,995	$115,699

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,073	$7,649
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan losses transferred to OREO	$10,277	$14,404

See accompanying notes to consolidated financial statements.

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

Note 2 – Regulatory Items

On April 14, 2010, in connection with the most recent examination of the holding company by the OTS, members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement or Memorandum of Understanding (“MOU”). Under the terms of the MOU, the Company has agreed, among other things, to provide notice to and obtain a written non-objection from the OTS prior to the Company (a) declaring a dividend or redeeming any capital stock; and (b) incurring, issuing, renewing or repurchasing any new debt. Further, in connection with a prior examination of the Bank by the FDIC and DFI, the FDIC has notified us that we must obtain a written non-objection from the FDIC before engaging in any transaction that would materially change the balance sheet composition (including growth in total assets of five percent or more), significantly change funding sources (including brokered deposits) or declare or pay cash dividends. In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

The Bank entered into a Stipulation to the Issuance of a Consent Order (“Order”) with the FDIC and the DFI which became effective on September 24, 2010. Under the terms of the Order, the Bank cannot declare dividends or repurchase stock without the prior written approval of the FDIC. Other material provisions of the Order require the Bank to:

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

The Order required that a number of items be completed over various time frames. We believe we have complied with each item set forth in the Order in advance of all required due dates and we have submitted the appropriate documentation to our regulators.

The Bank’s Tier 1 capital ratio was 12.13% and our total risk-based capital ratio was 21.30% at March 31, 2011 which exceeded the requirements of the Order of 10% and 12%, respectively.

Adversely classified assets as a percent of Tier 1 capital plus the allowance for loan losses was 128% at the beginning of 2010. The Order requires this ratio to be below 65% by March 2011 for the adversely classified assets identified during the most recent examination. As of March 31, 2011, we have achieved this target stipulated in the Order.

       The Order also requires that the Bank develop a written plan to systematically reduce the amount of loans to borrowers in the commercial real estate loan category. At March 31, 2010, the Bank’s commercial real estate loans represented 334% of its risk-based capital and its construction/land development loans equaled 115% of risk-based capital.  As of March 31, 2011, the Bank’s concentration in commercial real estate loans has been reduced to 265% of its risk-based capital and its construction/land development loan portfolio has been reduced to 51% of risk-based capital.

A copy of the Order is attached to the Form 8-K that we filed with the Securities and Exchange Commission (“SEC”) on September 27, 2010. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

Note 3 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan losses, other real estate owned (“OREO”), deferred tax assets and the fair value of financial instruments.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 4 – Recently Issued Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Accordingly, the Company has not included the disclosures deferred by this ASU.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The Update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. The ASU also ends the deferral issued in January 2010 of the disclosures about troubled debt restructurings required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 5 – Investments

Investment securities available for sale are summarized as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$103,102	$1,254	$(296)	$104,060
Freddie Mac	31,230	430	(107)	31,553
Ginnie Mae	8,871	-	(111)	8,760
Municipal bonds	2,394	-	(464)	1,930
U.S. Government agencies	1,805	122	-	1,927
	$147,402	$1,806	$(978)	$148,230

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$109,134	$1,291	$(281)	$110,144
Freddie Mac	40,454	860	(165)	41,149
Ginnie Mae	9,542	-	(98)	9,444
Municipal bonds	2,395	-	(473)	1,922
U.S. Government agencies	1,805	139	-	1,944
	$163,330	$2,290	$(1,017)	$164,603

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	March 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed investments:	(In thousands)
Fannie Mae	$48,959	$(296)	$-	$-	$48,959	$(296)
Freddie Mac	11,895	(107)	-	-	11,895	(107)
Ginnie Mae	8,760	(111)	-	-	8,760	(111)
Municipal bonds	-	-	1,893	(464)	1,893	(464)
	$69,614	$(514)	$1,893	$(464)	$71,507	$(978)

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed investments:	(In thousands)
Fannie Mae	$39,801	$(281)	$-	$-	$39,801	$(281)
Freddie Mac	15,232	(165)	-	-	15,232	(165)
Ginnie Mae	5,193	(98)	-	-	5,193	(98)
Municipal bonds	-	-	1,885	(473)	1,885	(473)
	$60,226	$(544)	$1,885	$(473)	$62,111	$(1,017)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on our Consolidated Income Statement. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For the quarter ended March 31, 2011, we did not have any OTTI losses on investments.

The amortized cost and estimated fair value of investments available for sale at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2011
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$-	$-
Due after one year through five years	501	550
Due after five years through ten years	503	487
Due after ten years	3,195	2,820
	4,199	3,857
Mortgage-backed investments	143,203	144,373
	$147,402	$148,230

We sold $9.7 million of investments during the three months ended March 31, 2011, resulting in a gross gain of $511,000.

Note 6 - Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One-to-four family residential (1):
Permanent	$375,894	45.59%	$393,334	44.08%
Construction	-	-	5,356	0.60
	$375,894	45.59%	$398,690	44.68%

Multifamily:
Permanent	126,120	15.30	140,762	15.77
Construction	3,024	0.37	4,114	0.46
	$129,144	15.67%	$144,876	16.23%

Commercial real estate:
Permanent	227,202	27.56	237,708	26.64
Construction	26,861	3.26	28,362	3.18
Land	4,419	0.54	6,643	0.75
	$258,482	31.36%	$272,713	30.57%

Construction/land development:
One-to-four family residential	17,643	2.14	26,848	3.01
Multifamily	882	0.11	1,283	0.14
Commercial	1,104	0.13	1,108	0.12
Land development	23,490	2.85	27,262	3.06
	$43,119	5.23%	$56,501	6.33%

Business	1,026	0.12	479	0.05
Consumer	16,767	2.03	19,127	2.14

Total loans	$824,432	100.00%	$892,386	100.00%

Less:
Loans in process	5,633		10,975
Deferred loan fees, net	2,195		2,421
Allowance for loan losses	20,250		22,534
Loans receivable, net	$796,354		$856,456
_____________
(1) Includes $166.2 million and $173.4 million of non-owner occupied loans at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011, there were no loans classified as held for sale.

A summary of changes in the allowance for loan and lease losses (“ALLL”) for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Balance at the beginning of the period	$22,534	$33,039
Provision for loan losses	1,200	13,000
Charge-offs	(3,675)	(9,682)
Recoveries	191	122
Balance at the end of the period	$20,250	$36,479

The following tables represents a summary of our ALLL and loan portfolio by loan type and impairment method at March 31, 2011 and December 31, 2010.

	March 31, 2011
	One-to-Four Family Residential	Multi- family	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total

ALLL:	(In thousands)
Beginning balance	$8,302	$1,893	$6,742	$5,151	$7	$439	$22,534
Charge-offs	(585)	(26)	(2,080)	(926)	-	(58)	(3,675)
Recoveries	5	-	-	185	-	1	191
Provision	34	(121)	2,613	(1,343)	6	11	1,200
Ending balance	$7,756	$1,746	$7,275	$3,067	$13	$393	$20,250
General reserve	$6,596	$1,684	$5,351	$1,483	$13	$298	$15,425
Specific reserve	$1,160	$62	$1,924	$1,584	$-	$95	$4,825

Loans (1):
Loans	$375,858	$128,678	$255,532	$40,938	$1,026	$16,767	$818,799
General reserve (2)	$307,401	$125,470	$234,006	$17,453	$1,026	$16,552	$701,908
Specific reserve (3)	$68,457	$3,208	$21,526	$23,485	$-	$215	$116,891

_________
(1) Net of undisbursed funds
(2) Loans collectively evaluated for impairment
(3) Loans individually evaluated for impairment

	December 31, 2010
	One-to-Four Family Residential	Multi- family	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total

ALLL:				(In thousands)
Beginning balance	$11,130	$1,896	$6,422	$13,255	$6	$330	$33,039
Charge-offs	(24,594)	-	(8,012)	(32,080)	-	(790)	(65,476)
Recoveries	176	-	823	778	-	94	1,871
Provision	21,590	(3)	7,509	23,198	1	805	53,100
Ending balance	$8,302	$1,893	$6,742	$5,151	$7	$439	$22,534
General reserve	$7,137	$1,893	$5,499	$1,819	$7	$337	$16,692
Specific reserve	$1,165	$-	$1,243	$3,332	$-	$102	$5,842

Loans (1):
Loans	$398,583	$143,513	$266,297	$53,412	$479	$19,127	$881,411
General reserve (2)	$330,651	$140,998	$248,578	$20,394	$479	$19,000	$760,100
Specific reserve (3)	$67,932	$2,515	$17,719	$33,018	$-	$127	$121,311
___________
(1) Net of undisbursed funds
(2) Loans collectively evaluated for impairment
(3) Loans individually evaluated for impairment

Nonperforming loans, net of undisbursed funds, were $51.1 million and $62.9 million at March 31, 2011 and December 31, 2010, respectively. Foregone interest on nonaccrual loans for the quarters ended March 31, 2011 and 2010 were $857,000 and $797,000, respectively.

Loans committed to be advanced in connection with impaired loans at March 31, 2011 and December 31, 2010 were $311,000 and $1.1 million, respectively.

The following tables represent a summary of loans individually evaluated for impairment by the type of loan at March 31, 2011 and December 31, 2010.

	March 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance (2)	Allowance	Investment	Recognized
	(In thousands)

Loans with no related allowance:
One-to-four family residential
Owner occupied	$10,090	$10,486	$-	$8,785	$116
Non-owner occupied	47,329	47,545	-	45,700	667
Multifamily	2,508	2,508	-	2,511	42
Commercial real estate	13,117	14,039	-	12,549	164
Construction/land development	12,611	25,826	-	9,828	-
Consumer	215	257	-	167	1
Total	$85,870	$100,661	$-	$79,540	$990

Loans with an allowance:
One-to-four family residential
Owner occupied	$3,117	$4,082	$271	$4,317	$-
Non-owner occupied	7,921	11,210	889	9,393	-
Multifamily	700	726	62	350	-
Commercial real estate	8,408	12,524	1,924	7,073	-
Construction/land development	10,875	15,059	1,584	18,424	-
Consumer	-	10	95	4	-
Total	$31,021	$43,611	$4,825	$39,561	$-

Total impaired loans:
One-to-four family residential
Owner occupied	$13,207	$14,568	$271	$13,102	$116
Non-owner occupied	55,250	58,755	889	55,093	667
Multifamily	3,208	3,234	62	2,861	42
Commercial real estate	21,525	26,563	1,924	19,622	164
Construction/land development	23,486	40,885	1,584	28,252	-
Consumer	215	267	95	171	1
Total	$116,891	$144,272	$4,825	$119,101	$990
____________
(1)	Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

	December 31, 2010
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment (1)	Balance (2)	Allowance	Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential
Owner occupied	$7,480	$7,814	$-	$273
Non-owner occupied	44,072	44,487	-	3,050
Multifamily	2,515	2,515	-	169
Commercial	11,981	12,498	-	631
Construction/land development	7,045	9,087	-	8
Consumer	118	617	-	3
Total	$73,211	$77,018	$-	$4,134

Loans with an allowance:
One-to-four family residential
Owner occupied	$5,516	$6,753	$276	$-
Non-owner occupied	10,864	15,182	889	-
Multifamily	-	-	-	-
Commercial	5,738	9,968	1,243	-
Construction/land development	25,973	45,546	3,332	-
Consumer	9	218	102	-
Total	$48,100	$77,667	$5,842	$-

Total impaired loans
One-to-four family residential
Owner occupied	$12,996	$14,567	$276	$273
Non-owner occupied	54,936	59,669	889	3,050
Multifamily	2,515	2,515	-	169
Commercial	17,719	22,466	1,243	631
Construction/land development	33,018	54,633	3,332	8
Consumer	127	835	102	3
Total	$121,311	$154,685	$5,842	$4,134
____________
(1)	Represents the loan balance less charge-offs.
(2)	Contractual loan principal balance.

The following is a summary of information pertaining to impaired, nonperforming and nonaccrual loans:

	March 31,	December 31,
	2011	2010
	(In thousands)

Impaired loans without a valuation allowance	$85,870	$73,211
Impaired loans with a valuation allowance	31,021	48,100
Total impaired loans	$116,891	$121,311
Valuation allowance related to impaired loans	$4,825	$5,842
Interest income recognized on a cash basis on impaired loans	$990	$4,134

Nonperforming assets (1):
Nonaccrual loans	39,737	46,637
Nonaccrual troubled debt restructured loans	$11,349	$16,299
Total nonperforming loans	51,086	62,936

Other real estate owned	31,266	30,102
Total nonperforming assets	$82,352	$93,038

Performing troubled debt restructured loans	65,805	58,375
Nonaccrual troubled debt restructured loans	11,349	16,299
Total troubled debt restructured loans (2)	$77,154	$74,674
______________
(1) There were no loans 90 days or more past due and still accruing interest at March 31, 2011, and December 31, 2010.
(2) Troubled debt restructured loans are also considered impaired loans and are included in "Total impaired loans."

Nonacrrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual when they are 90 days delinquent or when, in management’s opinion, the borrower is unable to meet scheduled, payment obligations.

A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case by case basis, after taking into consideration the circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay and the likelihood of a return to stable performance. Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

The following table is a summary of nonaccrual loans by loan type.

	March 31,	December 31,
	2011	2010
	(In thousands)
One-to-four family residential	$15,652	$22,688
Multifamily	700	-
Commercial real estate	11,104	7,306
Construction/land development	23,485	32,885
Consumer	145	57
Total nonaccrual loans	$51,086	$62,936

The following tables represent a summary of the aging of loans by type.

	Loans Past Due as of March 31, 2011
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$1,239	$222	$4,021	$5,482	$204,130	$209,612
Non-owned occupied	343	-	10,895	11,238	155,008	166,246
Multifamily	-	700	-	700	127,978	128,678
Commercial real estate	3,256	1,172	6,643	11,071	244,461	255,532
Construction/land development	1,104	-	22,752	23,856	17,082	40,938
Total real estate	$5,942	$2,094	$44,311	$52,347	$748,659	$801,006
Business	-	-	-	-	1,026	1,026
Consumer	-	-	-	-	16,767	16,767
Total	$5,942	$2,094	$44,311	$52,347	$766,452	$818,799
____________
(1) There were no loans 90 days past due and still accruing interest at March 31, 2011.
(2) Net of loans in process.

	Loans Past Due as of December 31, 2010
			90 Days and Greater			Total Loans (1) (2)
	30-59 Days	60-89 Days		Total	Current
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$2,178	$780	$5,863	$8,821	$216,392	$225,213
Non-owned occupied	800	1,996	11,801	14,597	158,773	173,370
Multifamily	-	-	-	-	143,513	143,513
Commercial real estate	2,141	836	6,948	9,925	256,372	266,297
Construction/land development	133	265	32,620	33,018	20,394	53,412
Total real estate	$5,252	$3,877	$57,232	$66,361	$795,444	$861,805
Business	-	-	-	-	479	479
Consumer	-	55	57	112	19,015	19,127
Total	$5,252	$3,932	$57,289	$66,473	$814,938	$881,411
_____________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2010.
(2) Net of loans in process.

Credit Quality Indicators. Assets classified as special mention have potential weaknesses that deserve management’s close attention. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Federal regulations provide for the classification of lower quality loans and other assets, such as debt and equity securities, as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and pay capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those loans classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

The following tables represent a summary of loans by type and risk category.

	March 31, 2011
	One-to-Four Family Residential	Multi - family	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
Grade:
Pass	$347,258	$122,549	$231,047	$17,029	$1,026	$16,399	$735,308
Special mention	10,219	5,429	12,718	-	-	222	28,588
Substandard	18,381	700	11,767	23,909	-	46	54,803
Doubtful	-	-	-	-	-	100	100
Total	$375,858	$128,678	$255,532	$40,938	$1,026	$16,767	$818,799

	December 31, 2010
	One-to-Four Family Residential	Multi - family	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
Grade:
Pass	$360,239	$141,224	$249,576	$17,589	$479	$18,792	$787,899
Special mention	10,261	1,936	5,805	-	-	189	18,191
Substandard	28,083	353	10,916	35,484	-	140	74,976
Doubtful	-	-	-	339	-	6	345
Total	$398,583	$143,513	$266,297	$53,412	$479	$19,127	$881,411

The following tables summarize the loan portfolio by type and payment activity.

	March 31, 2011
	One-to-Four Family Residential	Multi - family	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
Performing (1)	$360,206	$127,978	$244,428	$17,453	$1,026	$16,622	$767,713
Nonperforming (2)	15,652	700	11,104	23,485	-	145	51,086
Total	$375,858	$128,678	$255,532	$40,938	$1,026	$16,767	$818,799
__________
(1) There were $205.0 million of owner-occupied one-to-four family loans and $155.2 million of non-owner occupied one-to-four family loans classified as performing.
(2) There were $4.7 million of owner-occupied one-to-four family loans and $11.0 million of non-owner occupied one-to-four family loans classified as nonperforming.

	December 31, 2010
	One-to-Four Family Residential	Multi - family	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
Performing (1)	$375,895	$143,513	$258,991	$20,527	$479	$19,070	$818,475
Nonperforming (2)	22,688	-	7,306	32,885	-	57	62,936
Total	$398,583	$143,513	$266,297	$53,412	$479	$19,127	$881,411
___________
(1) There were $217.3 million of owner-occupied one-to-four family loans and $158.6 million of non-owner occupied one-to-four family classified as performing.
(2) There were $8.0 million of owner-occupied one-to-four family loans and $14.7 million of non-owner occupied one-to-four family loans classified as nonperforming.

Note 7 – Other Real Estate Owned

The following table is a summary of OREO:

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010
	(In thousands)
Beginning Balance	$30,102	$11,835
Loans transferred to OREO	10,277	50,237
Capitalized improvements	88	767
Dispositions of OREO	(8,573)	(27,113)
Market value adjustments	(628)	(5,624)
Ending Balance	$31,266	$30,102

OREO includes properties acquired by the Bank through foreclosure and deed in lieu of foreclosure. OREO at March 31, 2011, consisted of $14.4 million in one-to-four family residential homes, $12.0 million in construction/land development projects and $4.9 million in commercial real estate buildings.

Note 8 – Fair Value

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
•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similarinstruments in markets that are not active; and model-derived valuations whose inputs areobservable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	Fair Value Measurements at March 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments
Mortgage-backed investments:
Fannie Mae	$104,060	$-	$104,060	$-
Freddie Mac	31,553	-	31,553	-
Ginnie Mae	8,760	-	8,760	-
Municipal bonds	1,930	-	1,930	-
U.S. Government agencies	1,927	-	1,927	-
	$148,230	$-	$148,230	$-

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments
Mortgage-backed investments:
Fannie Mae	$110,144	$-	$110,144	$-
Freddie Mac	41,149	-	41,149	-
Ginnie Mae	9,444	-	9,444	-
Municipal bonds	1,922	-	1,922	-
U.S. Government agencies	1,944	-	1,944	-
	$164,603	$-	$164,603	$-

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	Fair Value Measurements at March 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
	(In thousands)
Impaired loans including undisbursed but committed funds
of $311,000 (included in loans receivable, net) (1)	$112,377	$-	$-	$112,377	$4,825
OREO (2)	31,266	-	-	31,266	628
	$143,643	$-	$-	$143,643	$5,453
_________________
(1) The loss represents the specific reserve against loans that were considered impaired at March 31, 2011.
(2) The loss represents OREO market value adjustments for the quarter ended March 31, 2011.

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
	(In thousands)
Impaired loans including undisbursed but committed funds
of $1.1 million (included in loans receivable, net) (3)	$116,543	$-	$-	$116,543	$5,842
OREO (4)	30,102	-	-	30,102	5,624
	$146,645	$-	$-	$146,645	$11,466
_________________
(3) The loss represents the specific reserve against loans that were considered impaired at December 31, 2010.
(4) The loss represents OREO market value adjustments for the year ended December 31, 2010.

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

The carrying amounts and estimated fair values of financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash on hand and in banks	$4,869	$4,869	$7,466	$7,466
Interest-bearing deposits	159,126	159,126	90,961	90,961
Investments available for sale	148,230	148,230	164,603	164,603
Loans receivable, net	796,354	814,570	856,456	878,737
Federal Home Loan Bank stock	7,413	7,413	7,413	7,413
Accrued interest receivable	4,339	4,339	4,686	4,686

Liabilities:
Deposits	225,778	225,778	231,527	231,527
Certificates of deposit	680,448	693,550	688,699	701,976
Advances from the Federal Home Loan Bank	93,066	95,590	93,066	95,972
Accrued interest payable	230	230	214	214

Fair value estimates, methods, and assumptions are set forth below for our financial instruments.

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash on hand and in banks, interest-bearing deposits, investments available for sale, Federal Home Loan Bank (“FHLB”) stock, accrued interest receivable and accrued interest payable. FHLB stock is not publicly-traded, however, it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB’s discretion.

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

•
Liabilities: The fair value of deposits with no stated maturity, such as statement, NOW, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using current interest rates for certificates of deposit with similar remaining maturities. The fair value of FHLB advances is estimated based on discounting the future cash flows using current interest rates for debt with similar remaining maturities.

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

Note 9 – Federal Home Loan Bank stock

At March 31, 2011, we held $7.4 million in shares of FHLB stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. As a result of ongoing turmoil in the capital and mortgage markets, the FHLB of Seattle has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolio.

Management evaluates FHLB stock for impairment. The determination of whether this investment is impaired is based on our assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB.

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

Under FHFA regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. As such, the FHLB of Seattle will not be able to redeem, repurchase or declare dividends on stock outstanding while the risk-based capital deficiency exists. This is not expected to have a material effect on our financial position, liquidity or results of operations. We have determined there is no OTTI on the FHLB stock investment as of March 31, 2011.

Note 10 - Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $473,000 and $497,000 for the three months ended March 31, 2011 and 2010, respectively, and the related income tax benefit was $166,000 and $174,000 for the three months ended March 31, 2011 and 2010, respectively.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to our directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. We have a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At March 31, 2011, remaining options for 911,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. In previous periods, we elected to use a weighted-average of our peers’ historical stock price information in conjunction with our own stock price history due to the limited amount of history available regarding our stock price. Now that sufficient historical stock price information is available regarding our stock we will utilize the historical volatility of our stock price over a specified period of time for the expected volatility assumption. We base the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. We elected to use the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint in between. There were no options granted during the first quarter ended March 31, 2011.

A summary of our stock option plan awards for the three months ended March 31, 2011, is as follows:

			Weighted-Average	Aggregate	Weighted-Average
		Weighted-Average	Remaining Contractual	Intrinsic	Grant Date
	Shares	Exercise Price	Term in Years	Value	Fair Value
	(Dollars in thousands, except share data)
Outstanding at January 1, 2011	1,383,524	$9.52	7.60	-	$1.91
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	(10,000)	9.78	-	-	-
Outstanding at March 31, 2011	1,373,524	$9.52	7.35	$83	$1.92

Expected to vest assuming a 3% forfeiture
rate over the vesting term	818,782	$9.39	7.39	$80	-

Exercisable at March 31, 2011	529,410	$9.73	7.28	$-	-

As of March 31, 2011, there was $1.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to our directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant. The restricted stock awards’ fair value is equal to the value on the date of grant. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At March 31, 2011, remaining restricted awards for 167,078 shares were available to be issued. Shares that have been repurchased totaled 449,740 and are held in trust until they are issued in connection with the agreement.

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2011 follows:

		Weighted-Average
		Grant-Date
Non-vested Shares	Shares	Fair Value Per Share

Nonvested at January 1, 2011	456,140	$9.75
Granted	-	-
Vested	(6,400)	8.35
Forfeited	-	-
Nonvested at March 31, 2011	449,740	$9.77

Expected to vest assuming a 3% forfeiture
rate over the vesting term	436,246

As of March 31, 2011, there was $3.5 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.6 years. The total fair value of shares that vested during both of the quarters ended March 31, 2011 and 2010 was $53,000.

Note 11 – Federal Taxes on Income

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

Our primary deferred tax assets relate to our allowance for loan losses, our contribution to the First Financial Northwest Foundation and an impairment charge relating to a past investment in the AMF Ultra Short Mortgage Fund.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized.  At March 31, 2011, we considered positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings.  We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset.  After reviewing and weighing these various factors, in 2010 we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential, resulting in no deferred tax asset at March 31, 2011.

Note 12 – Earnings/(Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except share data)
Net income (loss)	$1,434	$(17,752)
Weighted-average common shares outstanding	17,488,842	17,383,841
Basic earnings (loss) per share	$0.08	$(1.02)
Diluted earnings (loss) per share	$0.08	$(1.02)

For the three months ended March 31, 2011, 50,000 stock options were included in calculating the dilutive earnings per share. For the same period in 2010, no stock options were included in the diluted loss per share calculation because they were antidilutive.

Note 13 – Segment Information

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements:

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believe,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. The forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, and deterioration in the housing and commercial real estate markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the OTS and our bank subsidiary by the FDIC, the DFI or other regulatory authorities, including the possibility that any such regulatory authority may initiate additional enforcement actions against the Company or the Bank to take additional corrective action and refrain from unsafe and unsound practices which also may require us, among other things, to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions; including the requirements and restrictions that have been imposed upon the Company under the memoranda of understanding with the OTS and the consent order the Bank entered into with the FDIC and the DFI and the possibility that the Company and the Bank will be unable to fully comply with these enforcement actions which could result in the imposition of additional requirements or restrictions; our ability to pay dividends on our common stock; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair values of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010. Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Regulatory Items

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

The Bank has implemented a comprehensive plan to achieve full compliance with the Order. The Order contains target dates to achieve the items listed above including that the Bank’s Tier 1 capital ratio and total risk-based capital ratio be at least 10% and 12%, respectively within 30 days of the date of the Order. At March 31, 2011, the Bank’s Tier 1 capital ratio was 12.13% and the total risk-based capital ratio was 21.30%, which exceeded the Order requirements. The Order also requires assets classified as substandard as a percentage of Tier 1 capital plus the allowance for loan and lease losses (“ALLL”), at the time of the most recent examination, be below 65% by March 2011. The Bank has met this requirement and continues to reduce these adversely classified assets. The Order also requires that the Bank develop a written plan to systematically reduce the amount of loans to borrowers in the commercial real estate loan category. At March 31, 2010, the Bank’s commercial real estate loans represented 334% of its risk-based capital and its construction/land development loans equaled 115% of risk-based capital.  As of March 31, 2011, the Bank’s concentration in commercial real estate loans has been reduced to 265% of its risk-based capital and its construction/land development loan portfolio has been reduced to 51% of risk-based capital. In addition, on April 14, 2010, in connection with a prior examination by the OTS, the members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement (a memorandum of understanding, or “MOU”). Under the terms of the MOU, First Financial Northwest agreed, among other things, to provide notice to and obtain written non-objection from the OTS prior to (a) declaring a dividend or redeeming any capital stock; and (b) incurring, issuing, renewing or repurchasing any new debt. In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

A copy of the Order is attached to the Form 8-K that we filed with the SEC on September 27, 2010. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

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

Net income for the first quarter ended March 31, 2011, was $1.4 million, or $0.08 per diluted share, as compared to a net loss of $17.8 million or $1.02 per diluted share for the quarter ended March 31, 2010. The change in operating results in the first quarter of 2011 as compared to the first quarter of 2010 was primarily the result of an $11.8 million decrease in the provision for loan losses to $1.2 million, a decrease of $2.3 million in noninterest expense primarily due to the decrease in OREO market value adjustments and related expenses of $2.6 million and a $4.0 million decrease in federal income tax expense.  The decrease in the provision for federal income taxes was the result of the valuation allowance related to our deferred tax assets recorded in March 2010. There was no valuation allowance recorded in the first quarter of 2011.

During the three months ended March 31, 2011, our total loan portfolio decreased $68.0 million, or 7.6% from December 31, 2010, due to a $13.4 million, or 23.7% decrease in construction/land development loans. Our one-to-four family residential loans decreased $22.8 million, or 5.7%, multifamily loans decreased $15.7 million, or 10.9% and commercial real estate loans decreased $14.2 million, or 5.2%.

The five largest borrowing relationships, as of March 31, 2011, in descending order were:

	Aggregate Amount	Number of
Borrower (1)	of Loans at March 31, 2011 (2)	Loans

Real estate builder	$27.4 million (3)	117
Real estate builder	27.0 million	104
Real estate builder	22.1 million (4)	107
Real estate investor	17.9 million	3
Real estate investor	17.0 million	41
Total	$111.4 million	372

_________________
(1) The composition of borrowers represented in the table may change from one period to the next.
(2) Net of undisbursed funds.
(3) Of this amount, $26.0 million are considered impaired loans of which $13.4 million are performing and $12.6 million are nonperforming.
(4) Of this amount, $21.2 million are considered impaired loans of which $13.1 million are performing and $8.1 million are nonperforming.

The following table details the breakdown of the types of loans to our top five largest borrowing relationships at March 31, 2011:

	One-to-Four Family
	Residential		Multifamily		Commercial		Construction/		Aggregate Balance
Borrower	(Rental Properties)		(Rental Properties)		(Rental Properties)		Land Development (1)		of Loans (1)

Real estate builder (2)	$16.3	million	$-		$0.2	million	$10.9	million	$27.4	million
Real estate builder	17.3	million	-		0.1	million	9.6	million	27.0	million
Real estate builder (3)	18.8	million	-		1.1	million	2.2	million	22.1	million
Real estate investor	-		-		17.9	million	-		17.9	million
Real estate investor	11.0	million	5.1	million	0.9	million	-		17.0	million
Total	$63.4	million	$5.1	million	$20.2	million	$22.7	million	$111.4	million
_______________
(1) Net of undisbursed funds.
(2) Of the $26.0 million loans considered impaired, $14.9 million are one-to-four family residential loans, $10.9 million are construction/land development loans and $256,000 are commercial loans.
(3) Of the $21.2 million loans considered impaired, $17.9 million are one-to-four family residential loans, $2.2 million are construction/land development loans and $1.1 million are commercial loans.

Some of the builders listed in the above tables, as part of their previous business strategy, retained a certain percentage of their finished homes in their own inventory of permanent investment properties (i.e. one-to-four family rental properties). In the past, these properties were used to enhance the builders’ liquidity through rental income and improve their long-term equity position through the appreciation in market value of the properties. Due to the continued, prolonged depressed housing market and the challenging local economy, this business strategy was not sustainable for these builders. As a result, we have incurred losses related to these builders and have significantly reduced our exposure to these builders over the past year by $38.4 million as compared to March 31,

2010. We are continuing to work with these builders to further reduce our exposure through a workout plan established in 2010. For the three builders included in the previous table, the total one-to-four family rental properties decreased $2.3 million, or 4.2% to $52.4 million at March 31, 2011 from $54.7 million at December 31, 2010, principally as a result of payoffs during the three months ended March 31, 2011.

The following table includes construction/land development loans, net of undisbursed funds, by the five counties that contain our largest loan concentrations at March 31, 2011.

County	Loan Balance (1)	Percent of Loan Balance (1)	Nonperforming Loans	Nonperforming Loans as a Percent of Loan Balance (2)
	(Dollars in thousands)
King	$12,760	31.2%	$4,958	38.9%
Pierce	10,574	25.8	7,026	66.4
Thurston	5,577	13.6	2,071	37.1
Whatcom	4,381	10.7	4,381	100.0
Kitsap	3,831	9.4	3,420	89.3
All other counties	3,815	9.3	1,630	42.7
Total	$40,938	100.0%	$23,486	57.4%
_____________
(1) Net of undisbursed funds.
(2) Represents the percent of the loan balance by county that is nonperforming.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. The following are our critical accounting policies.

Allowance for Loan Losses (“ALLL”). Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. The specific allowance component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete (if any) and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

Our Board of Directors approves the provision for loan losses on a quarterly basis. The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the accounting estimate related to the ALLL is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio. The impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings. In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s ALLL and carrying amounts of OREO. Such agencies may require the financial institution to recognize additions to the allowance based on their judgment and information available to them at the time of their examination. For additional information see  Item 1A-Risk Factors: “Our provision for loan losses has increased substantially and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations,” in our 2010 Form 10-K.

Valuation of OREO and Foreclosed Assets. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly the valuation of OREO is subject to significant external and internal judgment. Any differences between management’s assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into OREO are charged to the allowance for loan losses. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered valuation adjustments and trigger a corresponding charge to noninterest expense in the Consolidated Income Statement. Expenses from the maintenance and operations and any gains or losses from the sales of OREO are included in noninterest expense.

Deferred Taxes. Deferred taxes arise from a variety of sources, the most significant being: a) expenses, such as our charitable contribution to the First Financial Northwest Foundation, that can be carried forward to be utilized against profits in future years; b) expenses recognized in our financial statements but disallowed in our tax return until the associated cash flow occurs; and c) write-downs in the value of assets for financial statement purposes that are not deductible for tax purposes until the asset is sold or deemed worthless.

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

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

General. Total assets were $1.2 billion at both March 31, 2011 and December 31, 2010. Increases in interest-bearing deposits of $68.2 million and $1.2 million in OREO were offset by decreases in net loans receivable of $60.1 million and investment securities of $16.4 million. Total liabilities were $1.0 billion at March 31, 2011, a decrease of $12.0 million or 1.2% from December 31, 2010. The decrease in total liabilities was the result of a $10.1 million decrease in interest-bearing deposits. Stockholders’ equity increased $2.0 million, primarily due to the first quarter net income of $1.4 million.

Assets. Total assets remained relatively unchanged at $1.2 billion at March 31, 2011 and December 31, 2010. The following table details the changes in the composition of our assets.

		Increase/(Decrease)
	Balance at	from	Percentage
	March 31, 2011	December 31, 2010	Increase/(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$4,869	$(2,597)	(34.8	) %
Interest-bearing deposits	159,126	68,165	74.9
Investments available for sale, at fair value	148,230	(16,373)	(9.9)
Loans receivable, net	796,354	(60,102)	(7.0)
Premises and equipment, net	19,585	(244)	(1.2)
FHLB stock, at cost	7,413	-	-
Accrued interest receivable	4,339	(347)	(7.4)
Federal income tax receivable	6,346	430	7.3
OREO	31,266	1,164	3.9
Prepaid expenses and other assets	6,210	(16)	(0.3)
Total assets	$1,183,738	$(9,920)	(0.8	) %

      Interest-bearing deposits increased $68.2 million to $159.1 million at March 31, 2011 from $91.0 million at December 31, 2010, as a result of $8.6 million in OREO dispositions and $59.8 million in loan repayments. Investments available for sale decreased $16.4 million, or 10.0% to $148.2 million at March 31, 2011 from $164.6 million at December 31, 2010. During the three months ended March 31, 2011, we sold $9.7 million of investments primarily in mortgage-backed securities issued by Freddie Mac and Fannie Mae to recognize the gains on these securities to support the Bank’s profitability in this low rate environment. Net loans receivable decreased $60.1 million or 7.0% to $796.4 million at March 31, 2011 from $856.5 million at December 31, 2010. This decrease in net loans was primarily the result of a $22.8 million decrease in one-to-four family residential loans, a $15.7 million decrease in multifamily loans, a $14.2 million decrease in commercial real estate loans and a $13.4 million decrease in construction/land development loans. These decreases resulted from loan repayments, our efforts to reduce nonperforming loans and charge-offs of $3.7 million during the three months ended March 31, 2011.  OREO increased $1.2 million, or 3.9% to $31.3 million at March 31, 2011 from $30.1 million at December 31, 2010.

Loan originations for the three months ended March 31, 2011, totaled $5.8 million and included: $1.2 million in one-to-four family residential loans; $1.3 million in multifamily, $1.5 million in consumer, $955,000 in business and $895,000 in construction/land development loans. During the first quarter of 2011 there were no one-to-four family residential loan originations for permanent loans where the builders have financed homes that are being rented by third parties. Origination activity for the first three months of 2011 was offset by repayments during the same period of $59.8 million, transfers to OREO of $10.3 million and charge-offs of $3.7 million.

Deposits. During the first three months of 2011, deposits decreased $14.0 million to $906.2 million at March 31, 2011. All of our deposit categories decreased except for statement savings as compared to December 31,

2010. The decreases in certificates of deposit of $8.3 million and noninterest-bearing deposit accounts of $3.9 million comprised the majority of the decrease. The decrease in certificates of deposit was primarily the result of our strategic plan to reduce our higher cost public funds. We did not have any brokered deposits at March 31, 2011 or December 31, 2010. A breakdown of our deposits by type is as follows:

	March 31,	December 31,	Three Month	Percent Change
	2011	2010	Increase (Decrease)
	(In thousands)
Noninterest bearing	$4,818	$8,700	$(3,882)	(44.6)%
NOW	13,264	13,458	(194)	(1.4)
Statement savings	16,658	15,387	1,271	8.3
Money market	191,038	193,982	(2,944)	(1.5)
Certificates of deposit	680,448	688,699	(8,251)	(1.2)
	$906,226	$920,226	$(14,000)	(1.5)%

Advances. Total FHLB advances were $93.1 million at March 31, 2011, unchanged from December 31, 2010.

Stockholders’ Equity. Total stockholders’ equity increased $2.0 million, or 1.2%, to $176.5 million at March 31, 2011 from $174.5 million at December 31, 2010. The increase was primarily the result of our net income for the three months ended March 31, 2011 of $1.4 million.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010.

General. Net income was $1.4 million for the first quarter of 2011, an increase of $19.2 million from the $17.8 million loss in the comparable quarter in the prior year. Net interest income was $8.6 million and noninterest income was $596,000 for the first quarter of 2011, offset by the provision for loan losses of $1.2 million and noninterest expense of $6.6  million.

Net Interest Income. Our net interest income for the quarter ended March 31, 2011, increased $552,000 to $8.6 million, as compared to $8.1 million for the same quarter in the prior year. The reason for this increase was a decrease of $2.5 million in interest expense partially offset by a decrease of $2.0 million in interest income. Average interest-earning assets decreased $127.9 million to $1.1 billion for the three months ended March 31, 2011, compared to the same quarter in 2010. Average total interest-bearing liabilities decreased $80.4 million to $1.0 billion for the first quarter of 2011 compared to the first quarter of 2010. During the same period our yield on interest-earning assets decreased 13 basis points while our cost of funds decreased 78 basis points. Our interest rate spread for the quarter ended March 31, 2011, increased 65 basis points to 2.88% from 2.23% during the same quarter in 2010. Our net interest margin for the first quarter of 2011 increased 50 basis points to 3.09% from 2.59% for the same quarter last year.

The following table sets forth the effects of changes in rates and volumes on our net interest income.

	Three Months Ended March 31, 2011
	Compared to March 31, 2010 Increase (Decrease)
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$788	$(2,954)	$(2,166)
Investments available for sale	(370)	568	198
Interest-bearing deposits
with banks	-	15	15

Total net change in income on
interest-earning assets	418	(2,371)	(1,953)

Interest-bearing liabilities:
NOW accounts	(8)	-	(8)
Statement savings accounts	(26)	2	(24)
Money market accounts	(367)	(8)	(375)
Certificates of deposit	(1,390)	(261)	(1,651)
Advances from the FHLB	(103)	(344)	(447)

Total net change in expense on
interest-bearing liabilities	(1,894)	(611)	(2,505)

Net change in net interest income	$2,312	$(1,760)	$552

Interest Income. Total interest income for the first quarter of 2011 decreased $2.0 million, or 12.5%, to $13.7 million from $15.7 million as compared to the first quarter of 2010.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended March 31, 2011 and 2010:

					Increase/
	Three Months Ended March 31,				(Decrease) in
	2011		2010		Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$826,918	6.01%	$1,036,148	5.63%	$(2,166)
Investments available for sale	158,367	3.04	101,414	3.97	198
Interest-bearing deposits with banks	123,164	0.25	98,795	0.25	15
FHLB stock	7,413	-	7,413	-	-
Total interest-earning assets	$1,115,862	4.91%	$1,243,770	5.04%	$(1,953)

Interest income from loans decreased $2.2 million during the first quarter of 2011 as compared to the same quarter in 2010. The decrease in loan interest income was primarily the result of a decrease in the average loan balance of $209.2 million resulting in a $3.0 million decrease in interest income for the quarter as compared to the first quarter of 2010. This decrease was partially offset by an increase in the average yield of the loan portfolio of 38 basis points, resulting in an increase of $788,000 in interest income. The decrease in the average loan portfolio was due to charge-offs recorded in the first quarter of 2011, loan repayments, short sales and transfers to OREO. Interest income on investments available for sale increased $198,000 to $1.2 million for the quarter ended March 31, 2011, compared to $1.0 million for the comparable quarter in 2010. The primary reason for the increase in interest income from investments available for sale was due to the increase in the average balance of investments available for sale of $57.0 million, resulting in an increase of $568,000 in interest income. In addition, the yield earned declined to 3.04% during the first quarter of 2011 from 3.97% for the same quarter in 2010, resulting in a $370,000 decrease in interest income.

Interest Expense. Total interest expense for the three months ended March 31, 2011 was $5.1 million, a decrease of $2.5 million compared to $7.6 million for the first quarter of 2010.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010		Increase/
					(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$13,080	0.21%	$12,895	0.47%	$(8)
Statement savings accounts	15,872	0.55	15,120	1.22	(24)
Money market accounts	191,839	0.76	193,823	1.52	(375)
Certificates of deposit	686,485	2.40	718,999	3.21	(1,651)
Advances from the Federal Home Loan Bank	93,066	2.48	139,900	2.92	(447)
Total interest-bearing liabilities	$1,000,342	2.03%	$1,080,737	2.81%	$(2,505)

Interest expense on our money market accounts decreased $375,000, primarily as a result of a decrease in the average cost of these funds of 76 basis points or $367,000 to 0.76% from 1.52% for the first quarter of 2011 compared to the same quarter in 2010. The average cost of our certificates of deposit decreased 81 basis points as compared to the first quarter of 2010 primarily due to maturing certificates repricing to lower rates which equates to a decline in interest expense of $1.4 million. The decline in interest expense was also the result of a decrease in the average balance of certificates of deposit of $32.5 million, which resulted in a $261,000 reduction of interest expense. Interest expense related to our average FHLB advances decreased $447,000 primarily as a result of the decrease in the cost of funds of 44 basis points to 2.48% from 2.92% for the first quarter of 2011 compared to the same quarter in 2010.

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

During the quarter ended March 31, 2011, management continued to evaluate the adequacy of the ALLL and concluded that a provision of $1.2 million was required for the quarter. The continued deterioration of the underlying collateral values of nonperforming loans was the primary reason for the provision. The effect of the $1.2 million provision for loan losses combined with net charge-offs of $3.5 million decreased the ALLL to $20.3 million at March 31, 2011 from $22.5 million at December 31, 2010. The ALLL as a percent of nonperforming loans improved to 39.64% at March 31, 2011 compared to 35.80% at December 31, 2010 and 25.00% at March 31, 2010.

The following table presents a breakdown of our nonperforming assets:

	March 31, 2011	December 31, 2010	March 31, 2010	Three Month Increase (Decrease)	One Year Increase (Decrease)
	(In thousands)
One-to-four family residential (1)	$15,652	$22,688	$48,035	$(7,036)	$(32,383)
Multifamily	700	-	-	700	700
Commercial real estate	11,104	7,306	14,108	3,798	(3,004)
Construction/land development	23,485	32,885	83,016	(9,400)	(59,531)
Consumer	145	57	759	88	(614)
Total nonperforming loans	$51,086	$62,936	$145,918	$(11,850)	$(94,832)

Other real estate owned	31,266	30,102	20,500	1,164	10,766

Total nonperforming assets	$82,352	$93,038	$166,418	$(10,686)	$(84,066)
_______________
(1) The majority of these loans are related to our merchant builders rental properties.

Nonperforming loans include loans to borrowers who are experiencing deteriorating financial conditions and there is doubt as to the ultimate recoverability of the full principal and interest due the Bank in accordance with the terms of the loan agreement. Nonperforming loans decreased $11.8 million to $51.1 million at March 31, 2011, from $62.9 million at December 31, 2010. This decrease was achieved primarily by the transfer of nonperforming loans to OREO.

Nonperforming assets continued to decrease for the second quarter in a row. Nonperforming assets decreased $10.7 million, or 11.5% from the fourth quarter of 2010 to the first quarter of 2011. Nonperforming assets as a percent of total assets was 6.96%, 7.79% and 12.60% for the quarters ended March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

The three largest nonperforming loans in the commercial real estate portfolio at March 31, 2011, consisted of a $1.7 million loan secured by an office building in Pierce County, a $1.7 million loan secured by four individual rooming/dormitory houses, consisting of a total of 65 rental rooms located in Snohomish County and a $1.4 million loan secured by a retail building located in King County.

The three largest nonperforming, construction/land development loans include a $4.4 million loan on a 34-acre, 251-unit development in Whatcom County. The project consists of 77 detached condominium lots (single-family residences) and 174 attached units (multifamily). The second largest nonperforming, construction/land development loan is a $1.8 million loan on 71 finished lots for residential development, of which, 26 lots have been sold, located in Pierce County. The third largest nonperforming construction/land development loan is a $1.5 million loan on 55 finished lots for residential development, of which, 15 lots have been sold, located in Thurston County.

The following table presents a breakdown of our troubled debt restructured loans ("TDR's"):

	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands0
Performing troubled debt restructured loans (1)	$65,805	$58,375	$42,891	$46,575	$22,948
Nonaccrual troubled debt restructured loans	11,349	16,299	28,387	33,208	37,783
Troubled debt restructured loans	$77,154	$74,674	$71,278	$79,783	$60,731
___________
(1) Balances represent loans, net of undisbursed funds.

Our troubled debt restructured loans increased $2.5 million, or 3.3% to $77.2 million at March 31, 2011 as compared to $74.7 million at December 31, 2010. During the first quarter we added $7.4 million of new performing TDR’s and transferred $3.3 million of nonperforming TDR’s to OREO, $769,000 of nonperforming TDR’s were transferred to performing TDR’s and $592,000 nonperforming TDR’s were paid off. As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to us to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included lowering the interest rate on the loan for a period of time and/or extending the maturity date of the loan or allowing interest only payments for a period of time. These modifications are granted only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. Of the $77.2 million in troubled debt restructured loans at March 31, 2011, $65.8 million were classified as performing and $11.4 million were not performing according to their restructured terms. Of the $65.8 million of performing TDR’s, $34.1 million were related to an “A” note as a result of an “A” and “B” note workout strategy.

The largest TDR loan relationship was $17.8 million (which included both construction/land development loans as well as one-to-four family residential rental properties located in King, Kitsap, Pierce and Thurston counties). At March 31, 2011, the amount of undisbursed funds to that builder in connection with the restructured and impaired loans totaled $266,000.

The following table presents a breakdown of our OREO at March 31, 2011:

	King County	Pierce County	Kitsap County	Snohomish County	All other counties	Total Other Real Estate Owned	Percent of Total Other Real Estate Owned
	(Dollars in thousands)
One-to-four family residential	$3,771	$6,544	$1,904	$1,674	$475	$14,368	45.95%
Commercial	563	2,600	1,292	-	450	4,905	15.69
Construction/land development	5,906	-	3,522	-	2,565	11,993	38.36
Total other real estate owned	$10,240	$9,144	$6,718	$1,674	$3,490	$31,266	100.00%

OREO increased $1.2 million, or 3.9%, to $31.3 million at March 31, 2011 from $30.1 million at December 31, 2010. We sold $8.6 million of OREO during the first quarter of 2011 and generated a net gain of $626,000. We evaluate the market of our OREO inventory quarterly. As a result of the evaluation of our OREO properties, we expensed $628,000 related to the decline in the market value of our OREO during the quarter ended March 31, 2011.  Additional expenses related to OREO were $850,000 for the first quarter of 2011.

The three largest OREO properties in terms of market value at March 31, 2011, were a residential development with 40 completed lots valued at $1.7 million located in Kitsap County, a building valued at $1.3 million located in Pierce County and a residential development planned for 105 lots valued at $1.1 million located in Kitsap County.

During the remainder of 2011 we will continue to focus our efforts on converting our nonperforming loans to OREO through foreclosure or deeds in lieu of foreclosure and selling the properties. These properties consist primarily of non-owner occupied and completed one-to-four family residential homes. By taking ownership of these properties, it will allow us to convert these nonearning assets to earning assets on a more timely basis.

We believe that the ALLL as of March 31, 2011, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by the Bank’s regulators as part of the routine examination process, which may result in the establishment of additional reserves or charge-offs, based upon their judgment of information available to them at the time of their examination.

	At or For the Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)

Provision for loan losses	$1,200	$13,000
Charge-offs	$3,675	$9,682
Recoveries	$191	$122
Allowance for loan losses	$20,250	$36,479
Allowance for loan losses as a percent of total loans outstanding
at the end of the period, net of undisbursed funds	2.47%	3.45%
Allowance for loan losses as a percent of nonperforming loans
at the end of the period, net of undisbursed funds	39.64%	25.00%
Total nonaccrual and 90 days or more past due loans, net of undisbursed funds	$51,086	$145,918
Nonaccrual and 90 days or more past due loans as a
percent of total loans, net of undisbursed funds	6.24%	13.81%
Total loans receivable, net of undisbursed funds	$818,799	$1,056,321
Total loans originated, net of undisbursed funds	$5,772	$29,159

Noninterest Income. Noninterest income increased $550,000 to $596,000 for the three months ended March 31, 2011 from $46,000 in the comparable quarter in 2010. This increase was primarily due to a $511,000 net gain on sale of investments during the first quarter of 2011 with no comparable sales in the first quarter of 2010.

Noninterest Expense. Noninterest expense decreased $2.3 million during the quarter ended March 31, 2011 to $6.6 million as compared to $8.9 million for the same quarter in 2010.

The following table provides the detail of the changes in noninterest expense:

	Three Months	Increase/(Decrease)
	Ended	from	Percentage
	March 31, 2011	March 31, 2010	Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$3,289	$100	3.1%
Occupancy and equipment	402	(23)	(5.4)
Professional fees	480	21	4.6
Data processing	209	39	22.9
Gain on sale of OREO property, net	(626)	(1,063)	(243.3)
OREO valuation expense	628	(1,643)	(72.4)
OREO related expenses, net	850	148	21.1
FDIC/OTS assessments	710	130	22.4
Insurance/bond premiums	247	98	65.8
Marketing	61	18	41.9
Other	332	(110)	(24.9)
Total noninterest expense	$6,582	$(2,285)	25.8%

The decrease in noninterest expense for the first quarter of 2011 as compared to the same period in 2010 was primarily a result of the decrease in OREO related expenses incurred during the first quarter of 2011, which were $852,000 (net of gain on sales of OREO) as compared to $3.4 million in the comparable period in 2010. In addition, FDIC/OTS assessments increased $130,000 which was predominately related to the increase in our FDIC insurance deposit rates.

Federal Income Tax Expense. We did not record any federal income tax expense for the first quarter of 2011 as we utilized our tax loss carryforward.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintained cash balances above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At March 31, 2011, certificates of deposit scheduled to mature in one year or less totaled $359.0 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

While our primary source of funds is our deposits, when deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, federal funds purchased, dealer repurchase agreements and other short-term alternatives as permissible by regulation. At March 31, 2011, the Bank maintained credit facilities with the FHLB totaling $118.3 million with an outstanding balance of $93.1 million. For additional information see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability until the instrument is exercised. At March 31, 2011, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer. The amount and type of collateral required varies, but may include real estate and income-producing commercial properties.

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at March 31, 2011.

		Amount of Commitment Expiration - Per Period
			After	After
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
	(In thousands)

Commitments to originate loans	$284	$284	$-	$-	$-
Unused portion of lines of credit	9,543	410	897	2,669	5,567
Undisbursed portion of construction loans	5,633	3,651	1,552	430	-
Total commitments	$15,460	$4,345	$2,449	$3,099	$5,567

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

Capital

At March 31, 2011, stockholders’ equity totaled $176.5 million, or 14.9% of total assets. Our book value per share of common stock was $9.39 as of March 31, 2011, as compared to $9.28 as of December 31, 2010. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” institution in accordance with regulatory standards. As of March 31, 2011, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank only were as follows at March 31, 2011: Tier 1 leverage capital 12.13% (as compared to 10% required under the Order); Tier 1 risk-based capital 20.03%; and Total risk-based capital 21.30% (as compared to 12% required under the Order). The regulatory capital requirements to be considered well capitalized are 10%, 6% and 5%, respectively. The Bank met the financial ratios for “well-capitalized” status at March 31, 2011, however, based on financial statements prepared in accordance with generally accepted accounting principles in the United States and the general percentages in the regulatory guidelines, the Bank is no longer regarded as “well-capitalized” for federal regulatory purposes as a result of the deficiencies cited in the Order. In addition, at March 31, 2011, First Financial Northwest, the parent company of the Bank, had approximately $17.9 million of available cash to increase its investment in the Bank.

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

Our income simulation model examines changes in net interest income in which interest rates are assumed to remain at their base level, gradually increase by 100, 200 and 300 basis points over a 12-month period, or decline assuming a gradual 100 basis point reduction in rates. Reductions of rates by 200 and 300 basis points were not reported due to the very low current rate environment and the unlikely nature of rates declining further. Based on information as of March 31, 2011, our model indicated that net interest income over the next 12 months is projected to grow in the increasing rate scenarios of 100, 200 and 300 basis points while decreasing if rates decline 100 basis points.

Our net interest income increases in all three rising rate scenarios. Interest income increases due to our current level of liquidity, which is represented by our short-term investments in interest-bearing deposits in other banks. As interest rates rise these investments reprice to reflect higher yields and higher interest income. Our loan portfolio is comprised predominately of fixed-rate products so changing interest rates have minimal affect on the change in interest income earned from our loan portfolio. Interest expense in the rising rate scenario decreases primarily due to higher costing certificates of deposits continuing to reprice to lower rates. If rates were to gradually increase 100 basis points over the next 12 months the weighted-average cost for renewed certificates of deposit would be approximately 1.95%. The current cost of these maturing certificates of deposit is 2.16%. We also receive a benefit from the sensitivity of our interest-bearing deposit liabilities, as the cost of these products does not increase at the same rate that prevailing interest rates increase.

In a declining interest rate environment of 100 basis points, net interest income decreases as reductions in interest income outweigh declines in interest expense. In this rate environment our interest-bearing deposits in other banks reprice to lower yields from the current yield of 25 basis points and interest earned on our investment portfolio declines due to prepayments. Interest income from our loan portfolio does not change significantly because of its fixed-rate nature. Our interest expense declines as core deposits and maturing certificates of deposits reprice downwards. The weighted-average cost for renewed certificates of deposit declines to approximately 0.77%, a decrease of 139 basis points over the current cost of 2.16%.

	March 31, 2011
	Net Interest Income Change
	Basis Point Change in Rates	% Change
	+300	5.94%
	+200	5.39
	+100	4.66
	Base	2.70
	(100)	(0.28)
(1)	(200)	N/A
(1)	(300)	N/A

____________
(1)	The current federal funds rate is 0.25%
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

The rising and falling interest rate scenarios indicate that, if customer loan and deposit preferences do not change in response to further movements of the yield curve, a parallel 300, 200 or 100 basis point increase in rates over a 12-month period will result in a positive change in our net interest income while a 100 basis point decline in rates will decrease net interest income.

Economic Value of Equity (EVE) Simulation Model Results

The following table illustrates the change in the net portfolio value at March 31, 2011 that would occur in the event of an immediate change in interest rates equally across all maturities. The simulation model results are reported quarterly and are predicated upon a stable balance sheet, with no growth or change in asset or liability mix. Although the net portfolio value measurement provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

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

March 31, 2011
					Net Portfolio as % of
Basis Point		Net Portfolio Value (2)			Portfolio Value of Assets		Market Value
Change in Rates		Amount	$ Change	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
(Dollars in thousands)
+300		$128,941	$(57,564)	(30.86)%	11.67%	(4.76)%	$1,105,171
+200		147,136	(39,369)	(21.11)	12.93	(3.26)	1,138,114
+100		167,130	(19,375)	(10.39)	14.24	(1.60)	1,173,319
Base		186,505	-	-	15.43	-	1,208,394
(100)		197,218	10,713	5.74	16.01	0.89	1,232,063
(200)	(1)	N/A	N/A	N/A	N/A	N/A	N/A
(300)	(1)	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The current federal funds rate is 0.25%, making a 200 or 300 basis point decrease in rates impossible.
(2)	The difference between the present value of discounted cash flows for assets and liabilities represents the net portfolio value or the market value of equity.
(3)	Net portfolio value divided by the market value of assets.
(4)	The increase or decrease in the net portfolio value divided by the market value of assets (base case).
(5)	Calculated based on the present value of the discounted cash flows from assets.

In the simulated upward rate shift of the yield curve, the discount rates used to calculate the present value of assets and liabilities will increase, causing the present values of fixed-rate assets to decline and fixed-rate liabilities to increase. Our EVE simulation model results as of March 31, 2011 indicated that if rates increased 100, 200 or 300 basis points the market value of our assets would decrease. This decrease is largely because of the fixed-rate nature of our loan and investment portfolios. The fair value of our equity would also decrease under all three rising rate shift scenarios. The opposite occurs if rates were to decline. The discount rates used to calculate the present value of assets and liabilities will decrease, causing the present value of fixed-rate assets to increase and fixed-rate liabilities to decrease. If rates were to decrease by 100 basis points, the market value of our assets would increase and the fair value of equity would increase.

If interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth previously. Changes in U.S. Treasury rates in the designated amounts accompanied by changes in the shape of the Treasury yield curve could cause changes to the net portfolio value and net interest income other than those indicated previously.

At March 31, 2011, we had no derivative financial instruments, we did not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be our primary risk as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial

Accounting Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of equity securities in the first quarter of 2011.

On February 18, 2009, the Board of Directors approved a second stock repurchase plan for the purchase of up to 2,056,752 shares, or approximately 10% of our outstanding shares of common stock. There are 294,400 shares remaining to be repurchased under this plan at March 31, 2011. Any future repurchases of stock would require regulatory approval as required by the Order and the MOU.

Under the terms of the MOU entered with the OTS on April 14, 2010, the Company agreed, among other things, to provide notice to and obtain a written non-objection from the OTS prior to the Company declaring a dividend or redeeming any capital stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Bylaws of First Financial Northwest (1)
4	Form of stock certificate of First Financial Northwest (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
10.7	2008 Equity Incentive Plan (3)
10.8	Forms of incentive and non-qualified stock option award agreements (4)
10.9	Form of restricted stock award agreement (4)
14	Code of Business Conduct and Ethics (5)
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
________________________________________
(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143549).
(2)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.
(3)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.
(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.
(5)	Registrant elects to satisfy Regulation S-K §229.406 (c) by posting its code of ethics on its website at www.fsbnw.com.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Northwest, Inc.

Date: May 9, 2011	/s/ Victor Karpiak
Victor Karpiak
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2011	/s/ Kari Stenslie
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

48