Form 10-Q
period 2011-06-30
First Financial Northwest, Inc.
filed 2011-08-08
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934

For the quarterly period ended June 30, 2011

or

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
           Yes [X ] No [   ]

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
Yes [   ]   No [ X ]

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2011, 18,805,168 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

Item 1. Financial Statements

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30,	December 31,
Assets	2011	2010

Cash on hand and in banks	$4,364	$7,466
Interest-bearing deposits	184,448	90,961
Investments available for sale	141,832	164,603
Loans receivable, net of allowance of $16,989 and $22,534	752,634	856,456
Premises and equipment, net	19,328	19,829
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	4,132	4,686
Federal income tax receivable	6,346	5,916
Other real estate owned ("OREO")	25,979	30,102
Prepaid expenses and other assets	5,044	6,226
Total assets	$1,151,520	$1,193,658

Liabilities and Stockholders' Equity

Interest-bearing deposits	$868,270	$911,526
Noninterest-bearing deposits	5,427	8,700
Advances from the Federal Home Loan Bank	93,066	93,066
Advance payments from borrowers for taxes and insurance	1,948	2,256
Accrued interest payable	217	214
Other liabilities	3,339	3,418
Total liabilities	972,267	1,019,180

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	$-	$-
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 18,805,168 shares at
June 30, 2011 and December 31, 2010	188	188
Additional paid-in capital	188,064	187,371
Retained earnings (accumulated deficit), substantially restricted	2,387	(305)
Accumulated other comprehensive income, net of tax	1,310	484
Unearned Employee Stock Ownership Plan ("ESOP") shares	(12,696)	(13,260)
Total stockholders' equity	179,253	174,478
Total liabilities and stockholders' equity	$1,151,520	$1,193,658
See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$11,891	$14,245	$24,319	$28,839
Investments available for sale	1,262	1,106	2,467	2,113
Interest-bearing deposits with banks	94	73	170	134
Total interest income	$13,247	$15,424	$26,956	$31,086
Interest expense
Deposits	4,220	6,322	8,733	12,893
Federal Home Loan Bank advances	583	1,035	1,159	2,058
Total interest expense	$4,803	$7,357	$9,892	$14,951
Net interest income	8,444	8,067	17,064	16,135
Provision for loan losses	1,600	26,000	2,800	39,000
Net interest income (loss) after
provision for loan losses	$6,844	$(17,933)	$14,264	$(22,865)
Noninterest income
Net gain on sale of investments	751	-	1,262	-
Other	75	62	160	108
Total noninterest income	$826	$62	$1,422	$108

Noninterest expense
Compensation and employee benefits	3,214	2,892	6,503	6,081
Occupancy and equipment	395	424	797	849
Professional fees	502	487	982	946
Data processing	183	172	392	342
(Gain) loss on sale of OREO property, net	(508)	(14)	(1,134)	423
OREO market value adjustments	289	897	917	3,168
OREO related expenses, net	986	708	1,836	1,410
FDIC/OTS assessments	612	515	1,322	1,095
Insurance and bond premiums	248	150	495	299
Marketing	50	78	111	121
Other general and administrative	441	701	773	1,143
Total noninterest expense	$6,412	$7,010	$12,994	$15,877
Income (loss) before provision
for federal income taxes	1,258	(24,881)	2,692	(38,634)
Provision for federal income taxes	-	-	-	3,999
Net income (loss)	$1,258	$(24,881)	$2,692	$(42,633)

Basic income (loss) per share	$0.07	$(1.43)	$0.15	$(2.45)
Diluted income (loss) per share	$0.07	$(1.43)	$0.15	$(2.45)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share data)
(Unaudited)
				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), net of tax

	Shares	Common Stock	Additional Paid-in Capital			Unearned ESOP Shares	Total Stockholders' Equity

Balances at December 31, 2010	18,805,168	$188	$187,371	$(305)	$484	$(13,260)	$174,478
Comprehensive income:
Net income	-	-	-	2,692	-	-	2,692
Change in fair value of
investments available for sale	-	-	-	-	826	-	826
Total comprehensive income							3,518
Compensation related to stock
options and restricted stock awards	-	-	950	-	-	-	950
Allocation of 56,426 ESOP shares	-	-	(257)	-	-	564	307
Balances at June 30, 2011	18,805,168	$188	$188,064	$2,387	$1,310	$(12,696)	$179,253

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,692	$(42,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	2,800	39,000
OREO market value adjustments	917	3,168
Loss (gain) on sale of OREO property, net	(1,134)	423
Depreciation of premises and equipment	532	542
Net amortization of premiums and discounts on investments	1,275	623
ESOP expense	307	342
Compensation expense related to stock options and restricted stock awards	950	978
Net realized gain on investments available for sale	(1,262)	-
Deferred federal income taxes	430	11,538
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,182	980
Accrued interest receivable	554	67
Accrued interest payable	3	(63)
Other liabilities	(79)	372
Federal income taxes, net	(430)	4,120
Net cash provided by operating activities	$8,737	$19,457

Cash flows from investing activities:
Proceeds from sales of investments	31,035	-
Capitalized improvements in OREO	(90)	(286)
Proceeds from sales of OREO properties	20,380	9,703
Principal repayments on investments	17,570	14,618
Purchases of investments	(25,451)	(58,540)
Net decrease in loans receivable	85,072	10,924
Purchases of premises and equipment	(31)	(1,229)
Net cash provided (used) by investing activities	$128,485	$(24,810)

Balance, carried forward	$137,222	$(5,353)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2011	2010
Balance, brought forward	$137,222	$(5,353)
Cash flows from financing activities:
Net increase (decrease) in deposits	(46,529)	32,676
Advances from the Federal Home Loan Bank	-	50,000
Repayments of advances from the Federal Home Loan Bank	-	(50,000)
Net increase (decrease) in advance payments from borrowers for taxes and insurance	(308)	45
Repurchase and retirement of common stock	-	(106)
Dividends paid	-	(1,421)
Net cash provided (used) by financing activities	$(46,837)	$31,194

Net increase in cash	90,385	25,841
Cash and cash equivalents:
Beginning of period	98,427	104,970
End of period	$188,812	$130,811

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,889	$15,014
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan losses transferred to OREO	$15,950	$17,666

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 – Description of Business

First Financial Northwest, Inc. (“First Financial Northwest” or the “Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to First Savings Bank. First Financial Northwest is a savings and loan holding company and is subject to regulation by the Federal Reserve Board (“FRB”), as successor on July 24, 2011 to the powers and responsibilities of the Office of Thrift Supervision (“OTS”). First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family, multifamily, commercial real estate, business, consumer and construction/land development loans.

Note 2 – Regulatory Items

On April 14, 2010, the OTS and members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement or Memorandum of Understanding (“MOU”). Under the terms of the MOU, the Company has agreed, among other things, to provide notice to and obtain a written non-objection from the OTS prior to the Company (a) declaring a dividend or redeeming any capital stock and (b) incurring, issuing, renewing or repurchasing any new debt. Further, in connection with a prior examination of the Bank by the FDIC and DFI, we must obtain a written non-objection from the FDIC before engaging in any transaction that would materially change the balance sheet composition (including growth in total assets of five percent or more), significantly change funding sources (including brokered deposits) or declare or pay cash dividends. In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

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

The Bank’s Tier 1 capital ratio was 12.47% and our total risk-based capital ratio was 22.81% at June 30, 2011 which exceeded the requirements of the Order of 10% and 12%, respectively.

Adversely classified assets as a percent of Tier 1 capital plus the allowance for loan losses was 128% at the beginning of 2010. The Order required this ratio to be below 65% by March 2011 for the adversely classified assets identified at that exam. We achieved this target as of September 30, 2010 and remained in compliance with this requirement at June 30, 2011.

The Order also required that the Bank develop a written plan to systematically reduce the amount of loans to borrowers in the commercial real estate loan category. At March 31, 2010, the Bank’s commercial real estate loans represented 334% of its risk-based capital and its construction/land development loans equaled 115% of risk-based capital. As of June 30, 2011, the Bank’s concentration in commercial real estate loans has been reduced to 257% of its risk-based capital and its construction/land development loan portfolio has been reduced to 40% of risk-based capital.

A copy of the Order is attached to the Form 8-K that we filed with the Securities and Exchange Commission (“SEC”) on September 27, 2010. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

Note 3 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and foreclosed assets, deferred tax assets and the fair value of financial instruments.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 4 – Recently Issued Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is effective for interim and annual periods ending after September 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively. The Company is currently evaluating the impact of this ASU and does not expect it to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented.  The provisions of ASU No. 2011-05 are effective for the Company’s reporting periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
Note 5 – Investments

Investment securities available for sale are summarized as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$92,125	$1,246	$(10)	$93,361
Freddie Mac	35,147	681	(23)	35,805
Ginnie Mae	8,365	7	(51)	8,321
Municipal bonds	2,393	7	(376)	2,024
U.S. Government agencies	2,133	188	-	2,321
	$140,163	$2,129	$(460)	$141,832

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$109,134	$1,291	$(281)	$110,144
Freddie Mac	40,454	860	(165)	41,149
Ginnie Mae	9,542	-	(98)	9,444
Municipal bonds	2,395	-	(473)	1,922
U.S. Government agencies	1,805	139	-	1,944
	$163,330	$2,290	$(1,017)	$164,603

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	June 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed investments:	(In thousands)
Fannie Mae	$4,059	$(10)	$-	$-	$4,059	$(10)
Freddie Mac	3,844	(23)	-	-	3,844	(23)
Ginnie Mae	6,446	(51)	-	-	6,446	(51)
Municipal bonds	-	-	1,333	(376)	1,333	(376)
	$14,349	$(84)	$1,333	$(376)	$15,682	$(460)

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed investments:	(In thousands)
Fannie Mae	$39,801	$(281)	$-	$-	$39,801	$(281)
Freddie Mac	15,232	(165)	-	-	15,232	(165)
Ginnie Mae	5,193	(98)	-	-	5,193	(98)
Municipal bonds	-	-	1,885	(473)	1,885	(473)
	$60,226	$(544)	$1,885	$(473)	$62,111	$(1,017)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on our Consolidated Income Statement. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For the three and six months ended June 30, 2011, we did not have any OTTI losses on investments.

The amortized cost and estimated fair value of investments available for sale at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	June 30, 2011
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$-	$-
Due after one year through five years	501	553
Due after five years through ten years	831	836
Due after ten years	3,194	2,956
	4,526	4,345
Mortgage-backed investments	135,637	137,487
	$140,163	$141,832

We sold $20.6 million of investments during the three months ended June 30, 2011, resulting in gross gains of $751,000. For the six months ended June 30, 2011, we sold $29.8 million of investments resulting in gross gains of $1.3 million.

Note 6 - Loans Receivable

Loans receivable are summarized as follows:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential: (1)
Permanent	$359,846	46.44%	$393,334	44.08%
Construction	-	-	5,356	0.60
	359,846	46.44	398,690	44.68
Multifamily:
Permanent	118,012	15.23	140,762	15.77
Construction	2,249	0.29	4,114	0.46
	120,261	15.52	144,876	16.23
Commercial real estate:
Permanent	223,630	28.86	237,708	26.64
Construction	17,800	2.30	28,362	3.18
Land	3,384	0.44	6,643	0.75
	244,814	31.60	272,713	30.57
Construction/land development:
One-to-four family residential	13,889	1.79	26,848	3.01
Multifamily	882	0.11	1,283	0.14
Commercial	1,104	0.14	1,108	0.12
Land development	18,355	2.37	27,262	3.06
	34,230	4.41	56,501	6.33

Business	1,819	0.23	479	0.05
Consumer	13,971	1.80	19,127	2.14
Total loans	774,941	100.00%	892,386	100.00%
Less:
Loans in process ("LIP")	3,328		10,975
Deferred loan fees, net	1,990		2,421
ALLL	16,989		22,534
Loans receivable, net	$752,634		$856,456

(1) Includes $158.0 million and $173.4 million of non-owner occupied loans at June 30, 2011 and December 31, 2010, respectively.

At June 30, 2011, there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A summary of changes in the ALLL for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Balance at the beginning of the period	$20,250	$36,479	$22,534	$33,039
Provision for loan losses	1,600	26,000	2,800	39,000
Charge-offs	(4,976)	(32,703)	(8,651)	(42,385)
Recoveries	115	82	306	204
Balance at the end of the period	$16,989	$29,858	$16,989	$29,858

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following tables represent a summary of our ALLL and loan portfolio by loan type and impairment method:

	At or For the Three Months Ended June 30, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total

ALLL:	(In thousands)
Beginning balance	$7,756	$1,746	$7,275	$3,067	$13	$393	$20,250
Charge-offs	(1,031)	(62)	(1,514)	(2,256)	-	(113)	(4,976)
Recoveries	14	-	-	101	-	-	115
Provision	(1,240)	(700)	1,518	1,981	1	40	1,600
Ending balance	$5,499	$984	$7,279	$2,893	$14	$320	$16,989
General reserve	$5,097	$984	$7,220	$2,893	$14	$320	$16,528
Specific reserve	$402	$-	$59	$-	$-	$-	$461

Loans (1):
Total Loans	$359,810	$120,023	$243,393	$32,597	$1,819	$13,971	$771,613
General reserve (2)	$293,165	$116,865	$225,094	$16,918	$1,819	$13,856	$667,717
Specific reserve (3)	$66,645	$3,158	$18,299	$15,679	$-	$115	$103,896
__________
(1) Net of undisbursed funds
(2) Loans collectively evaluated for impairment
(3) Loans individually evaluated for impairment

	At or For the Six Months Ended June 30, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total

ALLL:	(In thousands)
Beginning balance	$8,302	$1,893	$6,742	$5,151	$7	$439	$22,534
Charge-offs	(1,616)	(88)	(3,594)	(3,182)	-	(171)	(8,651)
Recoveries	19	-	-	286	-	1	306
Provision	(1,206)	(821)	4,131	638	7	51	2,800
Ending balance	$5,499	$984	$7,279	$2,893	$14	$320	$16,989
General reserve	$5,097	$984	$7,220	$2,893	$14	$320	$16,528
Specific reserve	$402	$-	$59	$-	$-	$-	$461

Loans (1):
Total Loans	$359,810	$120,023	$243,393	$32,597	$1,819	$13,971	$771,613
General reserve (2)	$293,165	$116,865	$225,094	$16,918	$1,819	$13,856	$667,717
Specific reserve (3)	$66,645	$3,158	$18,299	$15,679	$-	$115	$103,896
_____________
(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment
(3) Loans individually evaluated for impairment

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	At or For the Year Ended December 31, 2010
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total

ALLL:				(In thousands)
Beginning balance	$11,130	$1,896	$6,422	$13,255	$6	$330	$33,039
Charge-offs	(24,594)	-	(8,012)	(32,080)	-	(790)	(65,476)
Recoveries	176	-	823	778	-	94	1,871
Provision	21,590	(3)	7,509	23,198	1	805	53,100
Ending balance	$8,302	$1,893	$6,742	$5,151	$7	$439	$22,534
General reserve	$7,137	$1,893	$5,499	$1,819	$7	$337	$16,692
Specific reserve	$1,165	$-	$1,243	$3,332	$-	$102	$5,842

Loans (1):
Total Loans	$398,583	$143,513	$266,297	$53,412	$479	$19,127	$881,411
General reserve (2)	$330,651	$140,998	$248,578	$20,394	$479	$19,000	$760,100
Specific reserve (3)	$67,932	$2,515	$17,719	$33,018	$-	$127	$121,311
____________
(1) Net of undisbursed funds
(2) Loans collectively evaluated for impairment
(3) Loans individually evaluated for impairment

Nonperforming loans, net of undisbursed funds, were $37.9 million and $62.9 million at June 30, 2011 and December 31, 2010, respectively. Foregone interest on nonaccrual loans for the three and six months ended June 30, 2011 was $674,000 and $1.9 million, respectively. Foregone interest for the same periods in 2010 was $1.9 million and $3.6 million, respectively.

Loans committed to be advanced in connection with impaired loans at June 30, 2011 and December 31, 2010 were $43,000 and $1.1 million, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following tables represent a summary of loans individually evaluated for impairment by the type of loan:

	At or for the Three Months Ended June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance (2)	Allowance	Investment	Recognized
	(In thousands)

Loans with no related allowance:
One-to-four family residential:
Owner occupied	$7,798	$9,278	$-	$6,091	$46
Non-owner occupied	46,229	49,748	-	43,306	561
Multifamily	3,158	3,246	-	2,833	42
Commercial real estate	14,555	19,411	-	11,461	119
Construction/land development	15,679	32,176	-	14,145	-
Consumer	115	117	-	130	-
Total	87,534	113,976	-	77,966	768

Loans with an allowance:
One-to-four family residential:
Owner occupied	5,293	5,345	109	7,058	60
Non-owner occupied	7,325	7,377	293	11,096	93
Multifamily	-	-	-	350	-
Commercial real estate	3,744	3,744	59	8,450	38
Construction/land development	-	-	-	5,438	-
Consumer	-	-	-	35	-
Total	16,362	16,466	461	32,427	191

Total impaired loans:
One-to-four family residential:
Owner occupied	13,091	14,623	109	13,149	106
Non-owner occupied	53,554	57,125	293	54,402	654
Multifamily	3,158	3,246	-	3,183	42
Commercial real estate	18,299	23,155	59	19,911	157
Construction/land development	15,679	32,176	-	19,583	-
Consumer	115	117	-	165	-
Total	$103,896	$130,442	$461	$110,393	$959
___________
(1) Represents the loan balance less charge-offs
(2) Contractual loan principal balance

 FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	At or For the Six Months Ended June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance (2)	Allowance	Investment	Recognized
	(In thousands)

Loans with no related allowance:
One-to-four family residential:
Owner occupied	$7,798	$9,278	$-	$5,948	$86
Non-owner occupied	46,229	49,748	-	43,065	1,131
Multifamily	3,158	3,246	-	2,727	84
Commercial real estate	14,555	19,411	-	10,053	217
Construction/land development	15,679	32,176	-	11,618	-
Consumer	115	117	-	102	1
Total	87,534	113,976	-	73,513	1,519

Loans with an allowance:
One-to-four family residential:
Owner occupied	5,293	5,345	109	7,150	136
Non-owner occupied	7,325	7,377	293	11,515	190
Multifamily	-	-	-	233	-
Commercial real estate	3,744	3,744	59	9,128	104
Construction/land development	-	-	-	12,443	-
Consumer	-	-	-	50	-
Total	16,362	16,466	461	40,519	430

Total impaired loans:
One-to-four family residential:
Owner occupied	13,091	14,623	109	13,098	222
Non-owner occupied	53,554	57,125	293	54,580	1,321
Multifamily	3,158	3,246	-	2,960	84
Commercial real estate	18,299	23,155	59	19,181	321
Construction/land development	15,679	32,176	-	24,061	-
Consumer	115	117	-	152	1
Total	$103,896	$130,442	$461	$114,032	$1,949
_____________
(1)	Represents the loan balance less charge-offs
(2)	Contractual loan principal balance

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	At or For the Year Ended December 31, 2010
		Unpaid		Interest
	Recorded	Principal	Related	Income
	Investment (1)(3)	Balance (2)(3)	Allowance	Recognized (3)
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$5,663	$5,997	$-	$178
Non-owner occupied	42,584	42,947	-	2,920
Multifamily	2,515	2,515	-	169
Commercial real estate	7,236	7,753	-	350
Construction/land development	6,565	8,607	-	8
Consumer	48	547	-	-
Total	64,611	68,366	-	3,625

Loans with an allowance:
One-to-four family residential:
Owner occupied	7,333	8,570	276	95
Non-owner occupied	12,352	16,722	889	130
Commercial real estate	10,483	14,713	1,243	281
Construction/land development	26,453	46,026	3,332	-
Consumer	79	298	102	3
Total	56,700	86,329	5,842	509

Total impaired loans:
One-to-four family residential:
Owner occupied	12,996	14,567	276	273
Non-owner occupied	54,936	59,669	889	3,050
Multifamily	2,515	2,515	-	169
Commercial real estate	17,719	22,466	1,243	631
Construction/land development	33,018	54,633	3,332	8
Consumer	127	845	102	3
Total	$121,311	$154,695	$5,842	$4,134
____________
(1) Represents the loan balance less charge-offs
(2) Contractual loan principal balance
(3) Certain amounts in the table have been reclassified to conform to the current presentation.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following is a summary of information pertaining to impaired, nonperforming and nonaccrual loans:

	June 30,	December 31,
	2011	2010
	(In thousands)

Impaired loans without a valuation allowance	$87,534	$64,611
Impaired loans with a valuation allowance	16,362	56,700
Total impaired loans	$103,896	$121,311
Valuation allowance related to impaired loans	$461	$5,842
Nonperforming assets (1):
Nonaccrual loans	$31,831	$46,637
Nonaccrual troubled debt restructured loans	6,097	16,299
Total nonperforming loans	37,928	62,936
Other real estate owned	25,979	30,102
Total nonperforming assets	$63,907	$93,038

Performing troubled debt restructured loans	$65,968	$58,375
Nonaccrual troubled debt restructured loans	6,097	16,299
Total troubled debt restructured loans (2)	$72,065	$74,674
________________
(1) There were no loans 90 days or more past due and still accruing interest at June 30, 2011 and December 31, 2010.
(2) Troubled debt restructured loans are also considered impaired loans and are included in "Total impaired loans."

Nonacrrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual when they are 90 days delinquent or when, in management’s opinion, the borrower is unable to meet scheduled payment obligations.

A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case by case basis, after taking into consideration the circumstances surrounding the loan and the borrower, including payment history and the amounts of any payment shortfall, length and reason for delay and the likelihood of a return to stable performance. Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table is a summary of nonaccrual loans by loan type:

	June 30,	December 31,
	2011	2010
	(In thousands)
One-to-four family residential	$13,684	$22,688
Multifamily	638	-
Commercial real estate	7,882	7,306
Construction/land development	15,679	32,885
Consumer	45	57
Total nonaccrual loans	$37,928	$62,936

The following tables represent a summary of the aging of loans by type:

	Loans Past Due as of June 30, 2011
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$479	$235	$3,642	$4,356	$197,425	$201,781
Non-owner occupied	135	895	7,881	8,911	149,118	158,029
Multifamily	-	-	638	638	119,385	120,023
Commercial real estate	1,475	866	5,806	8,147	235,246	243,393
Construction/land development	729	-	14,950	15,679	16,918	32,597
Total real estate	2,818	1,996	32,917	37,731	718,092	755,823
Business	-	-	-	-	1,819	1,819
Consumer	-	49	-	49	13,922	13,971
Total	$2,818	$2,045	$32,917	$37,780	$733,833	$771,613
______________
(1) There were no loans 90 days past due and still accruing interest at June 30, 2011.
(2) Net of undisbursed funds.

	Loans Past Due as of December 31, 2010
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$2,178	$780	$5,863	$8,821	$216,392	$225,213
Non-owner occupied	800	1,996	11,801	14,597	158,773	173,370
Multifamily	-	-	-	-	143,513	143,513
Commercial real estate	2,141	836	6,948	9,925	256,372	266,297
Construction/land development	133	265	32,620	33,018	20,394	53,412
Total real estate	5,252	3,877	57,232	66,361	795,444	861,805
Business	-	-	-	-	479	479
Consumer	-	55	57	112	19,015	19,127
Total	$5,252	$3,932	$57,289	$66,473	$814,938	$881,411
______________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2010.
(2) Net of undisbursed funds.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Credit Quality Indicators.  We utilize a nine-point risk rating system and assign a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension. Credits risk rated 1 through 5 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on our watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future. Credits classified as special mention are risk rated 6 and possess weaknesses that deserve management’s close attention. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Substandard credits are risk rated 7. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are risk rated 9 and are considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

The following tables represent a summary of loans by type and risk category:

	June 30, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$319,193	$113,936	$214,247	$16,494	$1,819	$13,704	$679,393
Special mention	22,006	5,449	10,685	-	-	222	38,362
Substandard	18,611	638	18,461	16,103	-	45	53,858
Doubtful	-	-	-	-	-	-	-
Total	$359,810	$120,023	$243,393	$32,597	$1,819	$13,971	$771,613
___________
(1) Net of undisbursed funds.

	December 31, 2010
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$360,239	$141,224	$249,576	$17,589	$479	$18,792	$787,899
Special mention	10,261	1,936	5,805	-	-	189	18,191
Substandard	28,083	353	10,916	35,484	-	140	74,976
Doubtful	-	-	-	339	-	6	345
Total	$398,583	$143,513	$266,297	$53,412	$479	$19,127	$881,411
___________
(1) Net of undisbursed funds.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following tables summarize the loan portfolio by type and payment activity:

	June 30, 2011

	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$346,126	$119,385	$235,511	$16,918	$1,819	$13,926	$733,685
Nonperforming (2)	13,684	638	7,882	15,679	-	45	37,928
Total	$359,810	$120,023	$243,393	$32,597	$1,819	$13,971	$771,613
__________
(1) There were $197.1 million of owner-occupied one-to-four family loans and $149.0 million of non-owner occupied one-to-four family loans classified as performing.
(2) There were $4.7 million of owner-occupied one-to-four family loans and $9.0 million of non-owner occupied one-to-four family loans classified as nonperforming.
(3) Net of undisbursed funds.

	December 31, 2010
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$375,895	$143,513	$258,991	$20,527	$479	$19,070	$818,475
Nonperforming (2)	22,688	-	7,306	32,885	-	57	62,936
Total	$398,583	$143,513	$266,297	$53,412	$479	$19,127	$881,411
___________
(1) There were $217.3 million of owner-occupied one-to-four family loans and $158.6 million of non-owner occupied one-to-four family loans classified as performing.
(2) There were $8.0 million of owner-occupied one-to-four family loans and $14.7 million of non-owner occupied one-to-four family loans classified as nonperforming.
(3) Net of undisbursed funds.

Note 7 – Other Real Estate Owned

The following table is a summary of OREO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Beginning Balance	$31,266	$20,500	$30,102	$11,835
Loans transferred to OREO	5,673	3,262	15,950	17,666
Capitalized improvements	2	286	90	286
Dispositions of OREO	(10,673)	(6,658)	(19,246)	(10,126)
Market value adjustments	(289)	(897)	(917)	(3,168)
Ending Balance	$25,979	$16,493	$25,979	$16,493

OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. OREO at June 30, 2011 consisted of $11.5 million in one-to-four family residential homes, $8.2 million in construction/land development projects and $6.3 million in commercial real estate buildings.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	Fair Value Measurements at June 30, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments:
Mortgage-backed investments:
Fannie Mae	$93,361	$-	$93,361	$-
Freddie Mac	35,805	-	35,805	-
Ginnie Mae	8,321	-	8,321	-
Municipal bonds	2,024	-	2,024	-
U.S. Government agencies	2,321	-	2,321	-
	$141,832	$-	$141,832	$-

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments:
Mortgage-backed investments:
Fannie Mae	$110,144	$-	$110,144	$-
Freddie Mac	41,149	-	41,149	-
Ginnie Mae	9,444	-	9,444	-
Municipal bonds	1,922	-	1,922	-
U.S. Government agencies	1,944	-	1,944	-
	$164,603	$-	$164,603	$-

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurements at June 30, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
	(In thousands)
Impaired loans including undisbursed but committed funds
of $43 (included in loans receivable, net) (1)	$103,478	$-	$-	$103,478	$461
OREO (2)	25,979	-	-	25,979	289
	$129,457	$-	$-	$129,457	$750
___________
(1) The loss represents the specific reserve against loans that were considered impaired at June 30, 2011.
(2) The loss represents OREO market value adjustments for the quarter ended June 30, 2011.

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
	(In thousands)
Impaired loans including undisbursed but committed funds
of $1.1 million (included in loans receivable, net) (1)	$116,543	$-	$-	$116,543	$5,842
OREO (2)	30,102	-	-	30,102	5,624
	$146,645	$-	$-	$146,645	$11,466
___________
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

OREO properties are measured at the lower of their carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash on hand and in banks	$4,364	$4,364	$7,466	$7,466
Interest-bearing deposits	184,448	184,448	90,961	90,961
Investments available for sale	141,832	141,832	164,603	164,603
Loans receivable, net	752,634	779,191	856,456	878,737
Federal Home Loan Bank stock	7,413	7,413	7,413	7,413
Accrued interest receivable	4,132	4,132	4,686	4,686
Liabilities:
Deposits	209,416	209,416	231,527	231,527
Certificates of deposit	664,281	672,603	688,699	701,976
Advances from the Federal Home
Loan Bank	93,066	95,008	93,066	95,972
Accrued interest payable	217	217	214	214

Fair value estimates, methods, and assumptions are set forth below for our financial instruments.

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash on hand and in banks, interest-bearing deposits, investments available for sale, Federal Home Loan Bank of Seattle (“FHLB”) stock, accrued interest receivable and accrued interest payable. FHLB stock is not publicly-traded, however, it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB’s discretion.

•
Investments: The fair value of all investments, excluding FHLB stock, was based upon quoted market prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

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

Note 9 – Federal Home Loan Bank stock

At June 30, 2011, we held $7.4 million of FHLB stock. FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. As a result of ongoing turmoil in the capital and mortgage markets, the FHLB has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolio.

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

On October 25, 2010, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The Consent Order sets forth requirements for capital management, asset composition, and other operational and risk management improvements. Additionally, the FHFA and the FHLB have agreed to a Stabilization Period that ends upon the filing of the FHLB’s June 30, 2011 financial statements. During this period, the FHLB’s classification as undercapitalized will remain in place. Subsequently, the FHLB may begin repurchasing member stock at par and paying dividends, upon achieving and maintaining financial thresholds established by the FHFA as part of the agency’s supervisory process, subject to FHFA approval.

Under FHFA regulations, a Federal Home Loan Bank that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. As such, the FHLB cannot redeem, repurchase or declare dividends on stock outstanding while the risk-based capital deficiency exists. This restriction is not expected to have a material effect on our financial position, liquidity or results of operations. We have determined there is no OTTI on the FHLB stock investment as of June 30, 2011.

Note 10 - Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $476,000 and $480,000 for the three months ended June 30, 2011 and 2010, respectively, and the related income tax benefit was $167,000 and $168,000 for the three months ended June 30, 2011 and 2010, respectively.

Total compensation expense for the Plan was $950,000 and $978,000 for the six months ended June 30, 2011 and 2010, respectively, and the related income tax benefit was $332,000 and $342,000 for the six months ended June 30, 2011 and 2010, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Stock Options

The Plan authorized the grant of stock options totaling 2,285,280 shares to our directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. We have a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At June 30, 2011, remaining options for 911,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. In previous periods, we elected to use a weighted-average of our peers’ historical stock price information in conjunction with our own stock price history due to the limited amount of history available regarding our stock price. Now that sufficient historical stock price information is available regarding our stock, we will utilize in future periods the historical volatility of our stock price over a specified period of time for the expected volatility assumption. We base the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. We elected to use the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at the midpoint. There were no options granted during the second quarter ended June 30, 2011.

The following is a summary of our stock option plan awards for the six months ended June 30, 2011:

		Weighted-Average	Weighted-Average Remaining Contractual	Aggregate Intrinsic	Weighted-Average Grant Date
	Shares	Exercise Price	Term in Years	Value	Fair Value
	(Dollars in thousands, except share data)
Outstanding at January 1, 2011	1,383,524	$9.52	7.60	$-	$1.91
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	(10,000)	9.78	-	-	-
Outstanding at June 30, 2011	1,373,524	9.52	7.10	53	1.91

Expected to vest assuming a 3% forfeiture
rate over the vesting term	809,082	9.45	7.12	41	-

Exercisable at June 30, 2011	539,410	9.62	7.07	11	-

As of June 30, 2011, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.1 years.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to our directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant. The restricted stock awards’ fair value is equal to the value on the date of grant. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At June 30, 2011, remaining restricted awards for 167,078 shares were available to be issued. Shares that have been repurchased totaled 443,340 and are held in trust until they are issued in connection with the agreement.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following is a summary of changes in non-vested restricted stock awards for the six months ended June 30, 2011:

Non-vested Shares	Shares	Fair Value Per Share

Non-vested at January 1, 2011	456,140	$9.75
Granted	-	-
Vested	(12,800)	6.19
Forfeited	-	-
Non-vested at June 30, 2011	443,340	9.85

Expected to vest assuming a 3% forfeiture
rate over the vesting term	430,038

As of June 30, 2011, there was $3.1 million of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.3 years. The total fair value of shares that vested during the quarters ended June 30, 2011 and 2010 were $26,000 and $0, respectively.

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

Our primary deferred tax assets relate to our ALLL, our contribution to the First Financial Northwest Foundation and an impairment charge relating to a past investment in the AMF Ultra Short Mortgage Fund.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized.  At June 30, 2011, we considered positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings.  We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset.  After reviewing and weighing these various factors, in 2010 we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential, resulting in no deferred tax asset at June 30, 2011.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 12 – Earnings/(Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except share data)
Net income (loss)	$1,258	$(24,881)	$2,692	$(42,633)

Basic weighted-average common shares outstanding	17,517,051	17,421,031	17,503,025	17,398,285
Plus common stock options considered outstanding
for dilutive purposes (excludes antidilutive options)	5,966	-	2,999	-
Diluted weighted-average common shares outstanding	17,523,017	17,421,031	17,506,024	17,398,285

Basic income (loss) per share	$0.07	$(1.43)	$0.15	$(2.45)
Diluted income (loss) per share	$0.07	$(1.43)	$0.15	$(2.45)

For the three and six months ended June 30, 2011, 50,000 stock options were included in calculating the dilutive earnings per share. For the same period in 2010, no stock options were included in the diluted loss per share calculation because they were antidilutive.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements:

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believe,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. The forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, and deterioration in the housing and commercial real estate markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the FRB and our bank subsidiary by the FDIC, the DFI or other regulatory authorities, including the possibility that any such regulatory authority may initiate additional enforcement actions against the Company or the Bank to take additional corrective action and refrain from unsafe and unsound practices which also may require us, among other things, to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions; including the requirements and restrictions that have been imposed upon the Company under the memoranda of understanding with the OTS and the consent order the Bank entered into with the FDIC and the DFI and the possibility that the Company and the Bank will be unable to fully comply with these enforcement actions which could result in the imposition of additional requirements or restrictions; our ability to pay dividends on our common stock; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair values of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to First Financial Northwest, Inc. and its consolidated subsidiary First Savings Bank Northwest, unless the context otherwise requires.

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

The Bank has implemented a comprehensive plan to achieve full compliance with the Order. The Order contains target dates to achieve the items listed above including that the Bank’s Tier 1 capital ratio and total risk-based capital ratio be at least 10% and 12%, respectively within 30 days of the date of the Order. At June 30, 2011, the Bank’s Tier 1 capital ratio was 12.47% and the total risk-based capital ratio was 22.81%, which exceeded the Order requirements. The Order also requires assets classified as substandard as a percentage of Tier 1 capital plus the allowance for loan and lease losses (“ALLL”), at the time of the most recent examination, be below 65% by March 2011. The Bank met this requirement and continues to reduce adversely classified assets. The Order also required that the Bank develop a written plan to systematically reduce the amount of loans to borrowers in the commercial real estate loan category. At June 30, 2010, the Bank’s commercial real estate loans represented 334% of its risk-based capital and its construction/land development loans equaled 115% of risk-based capital. As of June 30, 2011, the Bank’s concentration in commercial real estate loans has been reduced to 257% of its risk-based capital and its construction/land development loan portfolio has been reduced to 40% of risk-based capital. In addition, on April 14, 2010, in connection with a prior examination by the OTS, the members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement (a memorandum of understanding, or “MOU”). Under the terms of the MOU, First Financial Northwest agreed, among other things, to provide notice to and obtain written non-objection from the OTS prior to (a) declaring a dividend or redeeming any capital stock; and (b) incurring, issuing, renewing or repurchasing any new debt. In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

A copy of the Order is attached to the Form 8-K that we filed with the SEC on September 27, 2010. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

Overview

First Savings Bank is a community-based savings bank primarily serving King and, to a lesser extent, Pierce, Snohomish and Kitsap counties, through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family, multifamily, commercial real estate, business, consumer and construction/land development loans.

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

Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing, marketing, postage and supplies, professional services, expenses associated with OREO and deposit insurance premiums. Compensation and employee benefits consist primarily of the salaries paid to our employees, payroll taxes, expenses for retirement benefits, the equity incentive plan and other employee benefits. Occupancy and equipment expenses consist primarily of real estate taxes, depreciation charges, maintenance and costs of utilities. OREO expenses consist of market value adjustments related to real estate that we own as well as maintenance costs, taxes, insurance and gains/losses resulting from the sale of these properties.

Net income for the second quarter ended June 30, 2011 was $1.3 million, or $0.07 per diluted share, as compared to a net loss of $24.9 million, or $1.43 per diluted share for the quarter ended June 30, 2010. The change in operating results in the second quarter of 2011 as compared to the second quarter of 2010 was primarily the result of a $24.4 million decrease in the provision for loan losses to $1.6 million, and a $764,000 increase in noninterest income primarily the result of $751,000 in gains on sales of investments with no comparable sales activity during the quarter ended June 30, 2010. No provision for federal income tax was recorded during the second quarter of 2011 since the Company has loss carryforwards to offset the tax expense.

For the six months ended June 30, 2011, the Company had net income of $2.7 million, or $0.15 per diluted share as compared to a net loss of $42.6 million, or $2.45 per diluted share for the comparable period in 2010. The change in operating results for the six months ended June 30, 2011 as compared to the same period last year was primarily the result of a $36.2 million decrease in the provision for loan losses, a $2.9 million decrease in noninterest expense primarily due to a $3.4 million decrease in net OREO related expenses (including a $1.6 million increase in gain on sales of OREO) and a $4.0 million decrease in the provision for federal income taxes as the Company has loss carryforwards to offset the tax expense.

During the six months ended June 30, 2011, our total loan portfolio decreased $117.4 million, or 13.2% from December 31, 2010, including a $22.3 million, or 39.4% decrease in construction/land development loans. In addition, our one-to-four family residential loans decreased $38.8 million, or 9.7%, multifamily loans decreased $24.6 million, or 17.0% and commercial real estate loans decreased $27.9 million, or 10.2%, all contributing to the overall decrease in our total loan portfolio.

The five largest borrowing relationships, as of June 30, 2011, in descending order were:

	Aggregate Amount		Number
Borrower (1)	of Loans at June 30, 2011 (2)		of Loans

Real estate builder	$ 26.5 million		101
Real estate builder	22.1 million	(3)	109
Real estate builder	19.0 million	(4)	91
Real estate investor	18.1 million		3
Real estate investor	17.0 million		41
Total	$102.7 million		345
_____________
(1) The composition of borrowers represented in the table may change from one period to the next.
(2) Net of undisbursed funds.
(3) Of this amount, $20.7 million are considered impaired loans of which $13.4 million are performing and $7.3 million are nonperforming.
(4) Of this amount, $18.2 million are considered impaired loans of which $13.1 million are performing and $5.1 million are nonperforming.

The following table details the breakdown of the types of loans to our five largest borrowing relationships at June 30, 2011:

	One-to-Four Family
	Residential		Multifamily		Commercial		Construction/		Aggregate Balance
Borrower	(Rental Properties)		(Rental Properties)		(Rental Properties)		Land Development (1)		of Loans (1)

Real estate builder	$17.0	million	$-		$0.1	million	$9.4	million	$26.5	million
Real estate builder (2)	15.8	million	-		0.2	million	6.1	million	22.1	million
Real estate builder (3)	16.9	million	-		0.9	million	1.2	million	19.0	million
Real estate investor	-		-		18.1	million	-		18.1	million
Real estate investor	11.0	million	5.1	million	0.9	million	-		17.0	million
Total	$60.7	million	$5.1	million	$20.2	million	$16.7	million	$102.7	million
_______________
(1) Net of undisbursed funds.
(2) Of the $20.7 million loans considered impaired, $14.4 million are one-to-four family residential loans, $6.1 million are construction/land development loans and $0.2 million are commercial loans.
(3) Of the $18.2 million loans considered impaired, $16.1 million are one-to-four family residential loans, $1.2 million are construction/land development loans and $0.9 million are commercial loans.

Some of the builders listed in the above tables, as part of their previous business strategy, retained a certain percentage of their finished homes in their own inventory of permanent investment properties (i.e. one-to-four family rental properties). In the past, these properties were used to enhance the builders’ liquidity through rental income and improve their long-term equity position through the appreciation in market value of the properties. Due to the continued, prolonged depressed housing market and the challenging local economy, this business strategy was not sustainable for these builders. As a result, we have incurred losses related to these builders and have significantly reduced our exposure to these builders by $28.1 million at June 30, 2011 as compared to June 30, 2010. We are continuing to work with these builders to further reduce our exposure through workout plans established in 2010. For the three builders included in the previous table, the total one-to-four family rental properties decreased $9.7 million, or 19.5% to $49.7 million at June 30, 2011 from $59.4 million at June 30, 2010.

The following table includes construction/land development loans, net of undisbursed funds, by the five counties that contain our largest loan concentrations at June 30, 2011.

County	Loan Balance (1)	Percent of Loan Balance	Nonperforming Loans	Nonperforming Loans as a Percent of Loan Balance (2)
	(Dollars in thousands)
King	$10,465	32.1%	$2,711	25.9%
Pierce	6,859	21.0	3,272	47.7
Thurston	5,048	15.5	1,808	35.8
Whatcom (3)	3,635	11.2	3,635	100.0
Kitsap	2,698	8.3	2,629	97.4
All other counties	3,892	11.9	1,624	41.7
Total	$32,597	100.0%	$15,679	48.1%
___________________
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

Allowance for Loan and Lease Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the current economic conditions in our market areas, borrowers’ ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. The specific allowance component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete (if any) and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

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

Valuation of OREO and Foreclosed Assets. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly the valuation of OREO is subject to significant external and internal judgment. Any differences between management’s assessment of fair value, less estimated costs to sell, and the carrying value of the loan at the date a particular property is transferred into OREO are charged to the ALLL. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered valuation adjustments and trigger a corresponding charge to noninterest expense in the Consolidated Income Statement. Expenses from the maintenance and operations and any gains or losses from the sales of OREO are included in noninterest expense.

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

Other-Than-Temporary Impairments In the Market Value of Investments. Declines in the fair value of any available for sale or held to maturity investment below their cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the investment to that of fair value. A charge to earnings and an establishment of a new cost basis for the investment is made. Unrealized investment losses are evaluated at least quarterly to determine whether such declines should be considered other-than-temporary and therefore be subject to immediate loss recognition. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the investment security is below the carrying value primarily due to changes in interest rates and where there has not been significant deterioration in the financial condition of the issuer. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is other-than-temporary include ratings by recognized rating agencies; the extent and duration of an unrealized loss position; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

General. Total assets were $1.2 billion at both June 30, 2011 and December 31, 2010 although there was a shift during this period in our asset mix. Increases in interest-bearing deposits of $93.5 million were offset by decreases in cash on hand and in banks of $3.1 million, net loans receivable of $103.8 million, investment securities of $22.8 million and OREO of $4.1 million. Total liabilities were $972.3 million at June 30, 2011, a decrease of $46.9 million or 4.6% from December 31, 2010. The decrease in total liabilities was the result of a $43.3 million decrease in interest-bearing deposits and a $3.3 million decrease in noninterest-bearing deposits. Stockholders’ equity increased $4.8 million, primarily due to the net income of $2.7 million for the six months ended June 30, 2011.

Assets. Total assets remained relatively unchanged at $1.2 billion at June 30, 2011 and December 31, 2010. The following table details the changes in the composition of our assets.

		Increase /
		(Decrease)	Percentage
	Balance at	from	Increase /
	June 30, 2011	December 31, 2010	(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$4,364	$(3,102)	(41.55	) %
Interest-bearing deposits	184,448	93,487	102.78
Investments available for sale	141,832	(22,771)	(13.83)
Loans receivable, net	752,634	(103,822)	(12.12)
Premises and equipment, net	19,328	(501)	(2.53)
FHLB stock, at cost	7,413	-	-
Accrued interest receivable	4,132	(554)	(11.82)
Federal income tax receivable	6,346	430	7.27
OREO	25,979	(4,123)	(13.70)
Prepaid expenses and other assets	5,044	(1,182)	(18.98)
Total assets	$1,151,520	$(42,138)	(3.53	) %

                Interest-bearing deposits increased $93.5 million to $184.4 million at June 30, 2011 from $90.9 million at December 31, 2010, as a result of $104.9 million in loan repayments, $31.0 million in proceeds from sales of investments and $19.2 million in OREO dispositions. Investments available for sale decreased $22.8 million, or 13.8% to $141.8 million at June 30, 2011 from $164.6 million at December 31, 2010. During the six months ended June 30, 2011, we sold $29.8 million of investments, primarily mortgage-backed securities issued by Freddie Mac and Fannie Mae, to recognize the gains on these securities to support the Bank’s profitability in this low rate environment. In addition, we received $17.6 million in principal repayments on our investment portfolio and purchased $25.5 million of Freddie Mac and Fannie Mae mortgage-backed investments to maintain our liquidity position while earning a better yield than the federal funds rate. Net loans receivable decreased $103.8 million, or 12.1% to $752.6 million at June 30, 2011 from $856.4 million at December 31, 2010. This decrease in net loans resulted from loan repayments of $104.9 million, net charge-offs of $8.3 million and transfers of loans into OREO of $16.0 million during the six months ended June 30, 2011. All of our loan categories decreased except for business loans which increased $1.3 million. OREO decreased $4.1 million, or 13.7% to $26.0 million at June 30, 2011 from $30.1 million at December 31, 2010 as we continue to sell our inventory of foreclosed real estate.

Loan originations for the six months ended June 30, 2011, totaled $11.9 million and included the following loan breakdown: $3.4 million in one-to-four family residential; $2.9 million in consumer; $1.6 million in commercial; $1.4 million in construction/land development; $1.3 million in multifamily and $1.3 million in business loans. Origination activity for the first six months of 2011 was offset by repayments during the same period of $104.9 million, transfers to OREO of $16.0 million and net charge-offs of $8.3 million.

Deposits. During the first six months of 2011, deposits decreased $46.5 million to $873.7 million at June 30, 2011. The following table details the changes in our deposits:

		Increase /
		(Decrease)	Percentage
	Balance at	from	Increase /
	June 30, 2011	December 31, 2010	(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$5,427	$(3,273)	(37.6	) %
NOW	12,642	(816)	(6.1)
Statement savings	16,197	810	5.3
Money market	175,150	(18,832)	(9.7)
Certificates of deposit	664,281	(24,418)	(3.5)
	$873,697	$(46,529)	(5.1	) %

All of our deposit categories decreased except for statement savings as compared to December 31, 2010. The decreases in certificates of deposit of $24.4 million, money market accounts of $18.8 million and noninterest-bearing deposit accounts of $3.3 million comprised the majority of the decrease. The decrease in certificates of deposit was primarily the result of our strategic plan to reduce our higher cost public funds which decreased $21.5 million, or 36.7%. In addition, customers that were more rate sensitive in this low rate environment chose other investment options as our pricing decisions were made to allow higher rate certificates of deposit to run-off. We did not have any brokered deposits at June 30, 2011 or December 31, 2010.

Advances from the FHLB. Total FHLB advances were $93.1 million at June 30, 2011, unchanged from December 31, 2010.

Stockholders’ Equity. Total stockholders’ equity increased $4.8 million, or 2.7%, to $179.3 million at June 30, 2011 from $174.5 million at December 31, 2010. The increase was primarily the result of our net income for the six months ended June 30, 2011 of $2.7 million.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2011 and 2010.

General. Net income was $1.3 million for the second quarter of 2011, an increase of $26.2 million from the $24.9 million loss in the comparable quarter in the prior year. Net interest income was $8.4 million and noninterest income was $826,000 for the second quarter of 2011, partially offset by the provision for loan losses of $1.6 million and noninterest expense of $6.4 million. For the six months ended June 30, 2011 net income was $2.7 million, an increase of $45.3 million from a net loss of $42.6 million for the same period in 2010. The change was primarily the result of decreases in the provision for loan losses of $36.2 million, noninterest expense of $2.9 million and provision for federal income taxes of $4.0 million for the six months ended June 30, 2011 compared to the first six months of 2010.

Net Interest Income. Our net interest income for the quarter ended June 30, 2011, increased $377,000 to $8.4 million, as compared to $8.1 million for the same quarter in the prior year. A decrease of $2.6 million in interest expense was partially offset by a $2.2 million reduction in interest income. Average interest-earning assets decreased $150.0 million to $1.1 billion for the three months ended June 30, 2011, compared to the same quarter in 2010. Average interest-bearing liabilities decreased $125.8 million to $974.7 million for the second quarter of 2011 compared to the second quarter of 2010. During the same period our yield on interest-earning assets decreased 12 basis points while our cost of funds decreased 70 basis points. Our interest rate spread for the quarter ended June 30, 2011, increased 58 basis points to 2.84% from 2.26% during the same quarter in 2010. Our net interest margin for the second quarter of 2011 increased 49 basis points to 3.07% from 2.58% for the same quarter last year.

Our net interest income for the six months ended June 30, 2011 increased $929,000 to $17.1 million, as compared to $16.1 million for the same period in 2010. A decrease of $5.1 million in interest expense was partially offset by a $4.1 million reduction in interest income. Average interest-earning assets decreased $139.0 million for the six months ended June 30, 2011, from $1.2 billion for the same period in 2010. Average interest-bearing liabilities decreased $103.2 million to $987.4 million during the first six months of 2011 as compared to the same period last year. During the same period, our yield on interest-earning assets decreased 12 basis points while our cost of funds decreased 74 basis points increasing our interest rate spread for the first half of 2011 by 62 basis points to 2.86% from 2.24% for the same period last year. Our net interest margin for the first six months of 2011 increased 49 basis points to 3.08% as compared to 2.59% for the same period last year.

The following table sets forth the effects of changes in rates and volumes on our net interest income:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Compared to June 30, 2010 Increase (Decrease)			Compared to June 30, 2010 Increase (Decrease)
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$766	$(3,120)	$(2,354)	$1,527	$(6,047)	$(4,520)
Investments available for sale	(169)	325	156	(536)	890	354
Interest-bearing deposits	-	21	21	-	36	36
Total net change in income on
interest-earning assets	597	(2,774)	(2,177)	991	(5,121)	(4,130)

Interest-bearing liabilities:
NOW accounts	(10)	-	(10)	(18)	-	(18)
Statement savings accounts	(39)	3	(36)	(65)	5	(60)
Money market accounts	(391)	(64)	(455)	(755)	(75)	(830)
Certificates of deposit	(1,140)	(461)	(1,601)	(2,526)	(726)	(3,252)
Advances from the FHLB	(105)	(347)	(452)	(210)	(689)	(899)
Total net change in expense on
interest-bearing liabilities	(1,685)	(869)	(2,554)	(3,574)	(1,485)	(5,059)

Change in net interest income	$2,282	$(1,905)	$377	$4,565	$(3,636)	$929

Interest Income. Total interest income for the second quarter of 2011 decreased $2.2 million, or 14.1%, to $13.2 million from $15.4 million as compared to the second quarter of 2010. Total interest income for the six months ended June 30, 2011 decreased $4.1 million, or 13.3% to $27.0 million from $31.1 million as compared to the six months ended June 30, 2010.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended June 30, 2011 and 2010:

					Increase/
	Three Months Ended June 30,				(Decrease) in
	2011		2010		Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$785,427	6.06%	$1,005,428	5.67%	$(2,354)
Investments available for sale	157,698	3.20	121,742	3.63	156
Interest-bearing deposits	150,184	0.25	116,145	0.25	21
FHLB stock	7,413	-	7,413	-	-
Total interest-earning assets	$1,100,722	4.81%	$1,250,728	4.93%	$(2,177)

Interest income from loans decreased $2.4 million during the second quarter of 2011 as compared to the same quarter in 2010. The decrease in loan interest income was primarily the result of a decrease in the average loan balance of $220.0 million resulting in a $3.1 million decrease in interest income for the quarter as compared to the second quarter of 2010. This decrease was partially offset by an increase in the average yield on the loan portfolio of 39 basis points, resulting in an increase of $766,000 in interest income. The decrease in the average loan portfolio was due to charge-offs recorded in the second quarter of 2011, loan repayments, short sales and transfers to OREO. Interest income on investments available for sale increased $156,000 to $1.3 million for the quarter ended June 30, 2011, compared to $1.1 million for the comparable quarter in 2010. The primary reason for the increase in interest income from investments available for sale was due to the increase in the average balance of investments available for sale of $36.0 million, resulting in an increase of $325,000 in interest income. In addition, the yield earned declined to 3.20% during the second quarter of 2011 from 3.63% for the same quarter in 2010, resulting in a $169,000 decrease in interest income.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,				Increase/
	2011		2010		(Decrease) in
	Average		Average		Interest and
	Balance	Yield	Balance	Yield	Dividend Income
	(Dollars in thousands)

Loans receivable, net	$806,058	6.03%	$1,020,703	5.65%	$(4,520)
Investments available for sale	158,031	3.12	111,634	3.79	354
Interest-bearing deposits	136,748	0.25	107,518	0.25	36
FHLB stock	7,413	-	7,413	-	-
Total interest-earning assets	$1,108,250	4.86%	$1,247,268	4.98%	$(4,130)

   Interest income from loans decreased $4.5 million during the first six months of 2011 compared to the same period in 2010. The decrease in interest income was due to a decrease in average loan balances of $214.6 million resulting in a decrease in interest income of $6.0 million, partially offset by an increase in the average yield of 38 basis points, or $1.5 million. Interest income on investments available for sale increased $354,000 to $2.5 million for the six months ended June 30, 2011 as compared to $2.1 million for the comparable period in 2010. The primary reason for the increase in interest income from investments available for sale was due to the increase in the average balance which resulted in an $890,000 increase in interest income. The yield on investments decreased 67 basis points resulting in a $536,000 decline in interest income.

Interest Expense. Total interest expense for the three months ended June 30, 2011 was $4.8 million, a decrease of $2.6 million compared to $7.4 million for the second quarter of 2010.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Increase/
	2011		2010		(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$12,688	0.16%	$13,046	0.46%	$(10)
Statement savings accounts	16,319	0.32	15,474	1.27	(36)
Money market accounts	180,924	0.51	199,557	1.38	(455)
Certificates of deposit	671,685	2.36	732,534	3.04	(1,601)
Advances from the FHLB	93,066	2.51	139,900	2.96	(452)
Total interest-bearing liabilities	$974,682	1.97%	$1,100,511	2.67%	$(2,554)

Interest expense on our money market accounts decreased $455,000, primarily as a result of a decrease in the average cost of these funds of 87 basis points or $391,000 to 0.51% from 1.38% for the second quarter of 2011 compared to the same quarter in 2010. The average cost of our certificates of deposit decreased 68 basis points as compared to the second quarter of 2010 due to maturing certificates repricing to lower rates which equated to a decline in interest expense of $1.1 million. The decline in interest expense was also the result of a decrease in the average balance of certificates of deposit of $60.8 million, which resulted in a $461,000 reduction of interest expense. Interest expense related to our average FHLB advances decreased $452,000 as a result of the decrease in the average balance of our advances to $93.1 million as compared to $139.9 million at June 30, 2010 which resulted in a reduction in interest expense of $347,000. In addition, our cost of funds for these advances decreased 45 basis points to 2.51% from 2.96% for the second quarter of 2011 compared to the same quarter in 2010 decreasing interest expense by $105,000.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the six months ended June 30, 2010 and 2011:

	Six Months Ended June 30,				Increase/
	2011		2010		(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW accounts	$12,883	0.19%	$12,971	0.46%	$(18)
Statement savings accounts	16,096	0.43	15,298	1.24	(60)
Money market accounts	186,352	0.64	196,706	1.45	(830)
Certificates of deposit	679,044	2.38	725,804	3.13	(3,252)
Advances from the FHLB	93,066	2.49	139,900	2.94	(899)
Total interest-bearing liabilities	$987,441	2.00%	$1,090,679	2.74%	$(5,059)

Our interest expense for the six months ended June 30, 2011 decreased $5.1 million to $9.9 million from $15.0 million for the same period in 2010. The average balance of our money market accounts decreased $10.4 million, which resulted in a decrease of $75,000 in interest expense as compared to the same period last year. The average cost of funds for the money market accounts decreased 81 basis points or $755,000 further reducing interest expense for the first six months of 2011 as compared to the same period last year. The average cost of our certificates of deposit for the first half of 2011 decreased 75 basis points compared to the first six months of 2010 resulting in a decline in interest expense of $2.5 million. This decline in interest expense was also affected by a decrease in the average balance of certificates of deposit of $46.8 million, which resulted in an additional $726,000 decline in interest expense. Interest expense related to advances from the FHLB decreased $899,000 for the six months ended June 30, 2011 from the same period in 2010. The average balance of advances and the average cost of funds for these advances decreased $46.8 million and 45 basis points, respectively, resulting in this decrease.

Provision for Loan Losses. We establish the ALLL for loan losses at a level we believe is necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. Our methodology in assessing the ALLL places greater emphasis on factors such as charge-off history, the economy, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management experience levels, our loan review and grading system and the value of underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

        During the quarter ended June 30, 2011, management evaluated the adequacy of the ALLL and concluded that a provision of $1.6 million was required for the quarter, a decrease of $24.4 million compared to the same quarter in 2010. This decline was a result of the significant improvement in our nonperforming loans over the past year. Nonperforming loans decreased $82.7 million, or 68.6% to $37.9 million at June 30, 2011 from $120.6 million at June 30, 2010. We have been very proactive in identifying our problem loans and implementing workout strategies. The $1.6  million provision for loan losses represents a $400,000 increase from the first quarter of 2011. This increase was primarily the result of the impact of our recent actual historical loan loss experience on our provision calculation. One component of our provision calculation utilizes a weighted-average loss component over a look-back period, which is common practice within the industry. Actual loan loss history incurred by the Bank was significant during 2009 and 2010, although loan losses were minimal in years prior. Future additions to the allowance may become necessary based upon changing economic conditions, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by the Bank’s regulators as part of the routine examination process, which may result in the establishment of additional reserves or charge-offs, based upon their judgment of information available to them at the time of their examination.

For the six months ended June 30, 2011 the provision for loan losses was $2.8 million compared to $39.0 million for the comparable period in 2010. The effect of the $2.8 million provision for loan losses combined with net charge-offs of $8.3 million decreased the ALLL to $17.0 million at June 30, 2011 from $22.5 million at December 31, 2010. The ALLL as a percent of nonperforming loans increased to 44.79% at June 30, 2011 compared to 39.64%, 35.80% and 24.75% at March 31 2011, December 31, 2010 and June 30, 2010, respectively.

The following table presents a breakdown of our nonperforming assets:

	June 30,	December 31,	June 30,	Six Month Increase /	One Year Increase /
	2011	2010	2010	(Decrease)	(Decrease)
	(In thousands)
One-to-four family
residential (1)	$13,684	$22,688	$48,246	$(9,004)	$(34,562)
Multifamily	638	-	-	638	638
Commercial real estate	7,882	7,306	14,657	576	(6,775)
Construction/land
development	15,679	32,885	56,995	(17,206)	(41,316)
Consumer	45	57	747	(12)	(702)
Total nonperforming loans	37,928	62,936	120,645	(25,008)	(82,717)
OREO	25,979	30,102	16,493	(4,123)	9,486
Total nonperforming assets	$63,907	$93,038	$137,138	$(29,131)	$(73,231)
___________
(1)  The majority of these loans are related to our merchant builders rental properties.

Nonperforming loans include loans to borrowers who are experiencing deteriorating financial conditions and there is doubt as to the ultimate recoverability of the full principal and interest due the Bank in accordance with the terms of the loan agreement. Nonperforming loans decreased $25.0 million to $37.9 million at June 30, 2011, from $62.9 million at December 31, 2010. This decrease was the result of $12.2 million of loans becoming nonperforming during the six months ended June 30, 2011 offset by $8.6 million in charge-offs, $12.7 million in short sales and $15.9 million of loans transferred to OREO.

The three largest nonperforming loans in the commercial real estate portfolio at June 30, 2011, consisted of a $1.3 million loan secured by a retail/office building in King County, a $1.2 million loan secured by four individual rooming/dormitory style houses located in Snohomish County and a $781,000 loan secured by a retail/office building located in Pierce County.

The three largest nonperforming, construction/land development loans include a $3.6 million loan secured by 34 acres intended for a 251-unit development in Whatcom County. The project consists of 77 detached condominium lots (single-family residences) and vacant land for 174 attached units (multifamily). The second largest nonperforming construction/land development loan is a $1.3 million loan secured by 55 finished lots for residential development, of which, 15 lots have been sold, located in Thurston County.  The third largest nonperforming, construction/land development loan is a $1.1 million loan secured by 43 finished lots for residential development, of which, 18 lots have been sold, located in Kitsap County.

Nonperforming assets decreased for the fifth consecutive quarter. At their peak, nonperforming assets reached $166.4 million at March 31, 2010 decreasing to $63.9 million at June 30, 2011, representing a $102.5 million, or 61.6% decrease.  Nonperforming assets as a percent of total assets was 5.6%, 7.8% and 10.5% at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.

The following table presents a breakdown of our troubled debt restructured loans (“TDRs”):

	June 30,	December 31,	June 30,
	2011	2010	2010
	(In thousands)
Performing TDRs:
One-to-four family residential	$52,961	$45,244	$37,060
Multifamily	2,520	2,515	2,531
Commercial real estate	10,417	10,413	6,645
Construction/land development	-	133	339
Consumer	70	70	-
Total performing TDRs:	65,968	58,375	46,575

Nonaccrual TDRs:
One-to-four family residential	4,041	7,510	14,665
Commercial real estate	1,567	3,428	4,023
Construction/land development	489	5,361	14,421
Consumer	-	-	99
Total nonaccrual TDRs:	6,097	16,299	33,208
Total TDRs:	$72,065	$74,674	$79,783

Our TDRs decreased $2.6 million, or 3.5% to $72.1 million at June 30, 2011 as compared to $74.7 million at December 31, 2010. During the first six months of 2011, we added $8.3 million of new performing TDRs and transferred $8.4 million of nonperforming TDRs to OREO while $1.3 million of nonperforming TDRs were paid-off with the remaining activity relating to principal payments and charge-offs.

As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included lowering the interest rate on the loan for a period of time and/or extending the maturity date of the loan or allowing interest only payments for a period of time. These modifications are granted only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. Of the $72.1 million in TDRs at June 30, 2011, $66.0 million were classified as performing and $6.1 million were not performing according to their restructured terms. Of the $66.0 million of performing TDRs, $34.0 million were related to an “A” note as a result of an “A/B” note workout strategy where the “A” note amount was the current loan balance charged down to result in an acceptable loan to value ratio and positive debt service coverage and the “B” note was charged-off at the time of the restructure.

The largest TDR relationship was $14.1 million (which included both construction/land development loans as well as one-to-four family residential rental properties located in King, Kitsap, Pierce and Thurston counties). At June 30, 2011, there were no undisbursed funds to that builder in connection with these restructured loans.

The following table presents a breakdown of our OREO at June 30, 2011:

	King County	Pierce County	Snohomish County	Kitsap County	All other counties	Total OREO	Percent of Total OREO
	(Dollars in thousands)
One-to-four family residential	$3,188	$5,450	$1,110	$1,218	$515	$11,481	44.19%
Commercial	563	4,004	-	1,292	450	6,309	24.29
Construction/land development	2,725	3,099	-	202	2,163	8,189	31.52
Total OREO	$6,476	$12,553	$1,110	$2,712	$3,128	$25,979	100.00%

The following table represents a breakdown of our OREO activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Beginning Balance	$31,266	$20,500	$30,102	$11,835
Loans transferred to OREO	5,673	3,262	15,950	17,666
Capitalized improvements	2	286	90	286
Dispositions of OREO	(10,673)	(6,658)	(19,246)	(10,126)
Market value adjustments	(289)	(897)	(917)	(3,168)
Ending Balance	$25,979	$16,493	$25,979	$16,493

The three largest OREO properties in terms of market value at June 30, 2011 were a residential development with 45 completed lots valued at $1.5 million, an office/retail building valued at $1.4 million and a residential development with 29 completed lots valued at $1.3 million. All three of these properties are located in Pierce County.

During the remainder of 2011, we intend to continue to focus our efforts on converting our nonperforming loans to OREO through foreclosure or deeds in lieu of foreclosure and selling the properties. These properties consist primarily of non-owner occupied and completed one-to-four family residential homes. By taking ownership of these properties, we can convert nonearning assets into earning assets on a more timely basis.

We believe that the ALLL as of June 30, 2011 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.

The following table summarizes selected financial data related to our ALLL:

	At or For the Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)

Provision for loan losses	$2,800	$39,000
Charge-offs	$8,651	$42,385
Recoveries	$306	$204
ALLL	$16,989	$29,858
ALLL as a percent of total loans outstanding
at the end of the period, net of undisbursed funds	2.20%	2.97%
ALLL as a percent of nonperforming loans
at the end of the period, net of undisbursed funds	44.79%	24.75%
Total nonaccrual, net of undisbursed funds	$37,928	$120,645
Nonaccrual and 90 days or more past due loans as a
percent of total loans, net of undisbursed funds	4.92%	12.01%
Total loans receivable, net of undisbursed funds	$771,613	$1,004,393
Total loans originated, net of undisbursed funds	$11,946	$38,665

Noninterest Income. Noninterest income increased $764,000 to $826,000 for the three months ended June 30, 2011 from $62,000 in the comparable quarter in 2010. For the six months ended June 30, 2011, noninterest income increased $1.3 million to $1.4 million from $108,000 for the same period in 2010.

The following tables provide a detailed analysis of the changes in the components of noninterest income:

		Increase/
	Three Months	(Decrease)	Percentage
	Ended	from	Increase/
	June 30, 2011	June 30, 2010	(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$31	$(3)	(8.82	) %
Loan service fees	35	(7)	(16.67)
Net gain on sale of investments	751	751	100.00
Amortization of servicing rights	(18)	18	(50.00)
Other	27	5	22.73
Total noninterest income	$826	$764	1,232.26%

The increase in noninterest income was primarily due to a $751,000 gain on the sale of $20.6 million of investments during the second quarter of 2011 with no comparable sales in the second quarter of 2010.

		Increase/
	Six Months	(Decrease)	Percentage
	Ended	from	Increase/
	June 30, 2011	June 30, 2010	(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$49	$(4)	(7.55	) %
Loan service fees	94	5	5.62
Net gain on sale of investments	1,262	1,262	100.00
Amortization of servicing rights	(36)	36	(50.00)
Other	53	15	39.47
Total noninterest income	$1,422	$1,314	1,216.67%

The increase in noninterest income for the six months ended June 30, 2011 from the comparable period in 2010 was the result of $1.3 million in gains on the sales of $29.8 million of investments with no comparable sales during the first six months of 2010.

Noninterest Expense. Noninterest expense decreased $598,000 during the quarter ended June 30, 2011 to $6.4 million as compared to $7.0 million for the same quarter in 2010. For the six months ended June 30, 2011 noninterest expense decreased $2.9 million to $13.0 million from $15.9 million for the same six month period in 2010.

The following tables provide the detail of the changes in noninterest expense:

		Increase/
	Three Months	(Decrease)	Percentage
	Ended	from	Increase/
	June 30, 2011	June 30, 2010	(Decrease)
	(Dollars in thousands)

Compensation and benefits	$3,214	$322	11.1%
Occupancy and equipment	395	(29)	(6.8)
Professional fees	502	15	3.1
Data processing	183	11	6.4
(Gain) loss on sale of OREO property, net	(508)	(494)	3,528.6
OREO market value adjustments	289	(608)	(67.8)
OREO related expenses, net	986	278	39.3
FDIC/OTS assessments	612	97	18.8
Insurance and bond premiums	248	98	65.3
Marketing	50	(28)	(35.9)
Other general and administrative	441	(260)	(37.1)
Total noninterest expense	$6,412	$(598)	(8.5	) %

The decrease in noninterest expense for the second quarter of 2011 as compared to the same period in 2010 was primarily a result of the $824,000 decrease in OREO related expenses (net of gain on sales of OREO) incurred during the second quarter of 2011 to $767,000 as compared to $1.6 million in the comparable period in 2010. This decrease was attributable to the stabilization of real estate market values in 2011 and the addition of experienced personnel knowledgeable in evaluating market trends during the second half of 2010. The combination of these two factors contributed to the increase in the gain on sale of OREO during the quarter ended June 30, 2011 from the same period in 2010. Compensation and benefits expense increased $322,000 which was predominately related to the reversal of a bonus accrual in the second quarter of 2010 which was partially offset by an increase in severance expense. The effects of these transactions reduced compensation and benefits expense during the second quarter of 2010. There were no comparable transactions for the same period in 2011. In addition, medical and retirement benefit costs increased during the second quarter of 2011 as well as our general compensation level as a result of additional staff added during the second half of 2010.

		Increase/
	Six Months	(Decrease)	Percentage
	Ended	from	Increase/
	June 30, 2011	June 30, 2010	(Decrease)
	(Dollars in thousands)

Compensation and benefits	$6,503	$422	6.9%
Occupancy and equipment	797	(52)	(6.1)
Professional fees	982	36	3.8
Data processing	392	50	14.6
(Gain) loss on sale of OREO property, net	(1,134)	(1,557)	(368.1)
OREO market value adjustments	917	(2,251)	(71.1)
OREO related expenses, net	1,836	426	30.2
FDIC/OTS assessments	1,322	227	20.7
Insurance and bond premiums	495	196	65.6
Marketing	111	(10)	(8.3)
Other general and administrative	773	(370)	(32.4)
Total noninterest expense	$12,994	$(2,883)	(18.2	) %

  The decrease in noninterest expense for the six months ended June 30, 2011 from the comparable period in 2010 was primarily the result of the decrease in net OREO related expenses of $3.4 million to $1.6 million from $5.0 million resulting from the same events as previously described in the second quarter of 2011. The decrease was partially offset by a $422,000 increase in compensation and benefits primarily related to our staff reorganization and addition of specialized personnel in the second half of 2010 to address nonperforming assets issues coupled with an increase in costs related to retirement and medical benefits.

Federal Income Tax Expense. We did not record any federal income tax expense for the second quarter or the six months ended June 30, 2011, as we utilized our tax loss carryforward.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash balances above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At June 30, 2011, certificates of deposit scheduled to mature in one year or less totaled $373.2 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

While our primary source of funds is our deposits, when deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to advances from the FHLB, wholesale funding, federal funds purchased, dealer repurchase agreements and other short-term alternatives as permissible by regulation. At June 30, 2011, the Bank maintained credit facilities with the FHLB totaling $117.4 million with an outstanding balance of $93.1 million, and a $3.0 million credit facility with Pacific Coast Bankers Bank with no balance outstanding. For additional information see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability until the instrument is exercised. At June 30, 2011, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at June 30, 2011.

		Amount of Commitment Expiration - Per Period
			After	After
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
	(In thousands)

Commitments to originate loans	$3,563	$3,563	$-	$-	$-
Unused portion of lines of credit	8,701	260	1,672	1,221	5,548
Undisbursed portion of construction loans	3,328	1,468	1,365	495	-
Total commitments	$15,592	$5,291	$3,037	$1,716	$5,548

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

Capital

At June 30, 2011, stockholders’ equity totaled $179.3 million, or 15.6% of total assets. Our book value per share of common stock was $9.53 as of June 30, 2011, as compared to $9.28 as of December 31, 2010. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” institution in accordance with regulatory standards. As of June 30, 2011, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank only were as follows at June 30, 2011: Tier 1 leverage capital 12.47% (as compared to 10% required under the Order); Tier 1 risk-based capital 21.55%; and Total risk-based capital 22.81% (as compared to 12% required under the Order). The regulatory capital requirements to be considered well capitalized are 10%, 6% and 5%, respectively. The Bank met the financial ratios for “well-capitalized” status at June 30, 2011, however, the Bank is no longer regarded as “well-capitalized” for federal regulatory purposes as a result of the deficiencies cited in the Order. In addition, at June 30, 2011, First

Financial Northwest, the parent company of the Bank, had approximately $17.7 million of available cash to increase its investment in the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is defined as the sensitivity of income and capital to changes in interest rates and other relevant market rates or prices. Our profitability is largely dependent on our net interest income. Consequently, our primary exposure to market risk arises from the interest rate risk inherent in our lending, investment, deposit and borrowing activities. Interest rate risk is the risk to earnings and capital resulting from adverse movements in interest rates. We actively monitor and manage our exposure to interest rate risk.

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

Our income simulation model examines changes in net interest income in which interest rates are assumed to remain at their base level, gradually increase by 100, 200 and 300 basis points over a 12-month period, or decline assuming a gradual 100 basis point reduction in rates. Reductions of rates by 200 and 300 basis points were not reported due to the very low current rate environment and the unlikely nature of rates declining further. Based on information as of June 30, 2011, our model indicated that net interest income over the next 12 months is projected to grow in the increasing rate scenarios of 100, 200 and 300 basis points as well as in the declining 100 basis points scenario.

Our net interest income increases in all three rising rate scenarios. Interest income increases due to our current level of liquidity, which is represented by our short-term investments in interest-bearing deposits in other banks. As interest rates rise these investments reprice to reflect higher yields and higher interest income. Our loan portfolio is comprised predominately of fixed-rate products so changing interest rates have minimal affect on the change in interest income earned from our loan portfolio. Interest expense in the rising rate scenario decreases primarily due to higher costing certificates of deposits continuing to reprice to lower rates. If rates were to gradually increase 100 basis points over the next 12 months the weighted-average cost for renewed certificates of deposit would be approximately 1.62%. The current cost of these maturing certificates of deposit is 2.15%. We also receive a benefit from the sensitivity of our interest-bearing deposit liabilities, as the cost of these products does not increase at the same rate that prevailing interest rates increase.

In a declining interest rate environment of 100 basis points, net interest income increases as reductions in interest expense outweigh declines in interest income. In this rate environment our interest-bearing deposits in other banks reprice to lower yields from the current yield of 25 basis points and interest earned on our investment portfolio declines due to prepayments. Interest income from our loan portfolio does not change significantly because of its fixed-rate nature. Our interest expense declines as core deposits and maturing certificates of deposit reprice downwards. The weighted-average cost for renewed certificates of deposit declines to approximately 0.61%, a decrease of 154 basis points over the current cost of 2.15%.

	June 30, 2011
	Net Interest Income Change
	Basis Point Change in Rates	% Change
	+300	11.12%
	+200	10.28
	+100	9.10
	Base	6.42
	(100)	3.80
(1)	(200)	N/A
(1)	(300)	N/A

(1)	The current federal funds rate is 0.25%
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

The rising and falling interest rate scenarios indicate that, if customer loan and deposit preferences do not change in response to further movements of the yield curve, a parallel 300, 200 or 100 basis points increase in rates and a 100 basis points decline in rates over a 12-month period will result in a positive change in our net interest income.

Economic Value of Equity (EVE) Simulation Model Results

The following table illustrates the change in the net portfolio value at June 30, 2011 that would occur in the event of an immediate change in interest rates equally across all maturities. The simulation model results are reported quarterly and are predicated upon a stable balance sheet, with no growth or change in asset or liability mix. Although the net portfolio value measurement provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

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

June 30, 2011
					Net Portfolio as % of
Basis Point		Net Portfolio Value (2)			Portfolio Value of Assets		Market Value
Change in Rates		Amount	$ Change	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
(Dollars in thousands)
+300		$130,274	$(59,721)	(31.43)%	12.12%	(5.09)%	$1,075,022
+200		149,978	(40,017)	(21.06)	13.56	(3.41)	1,106,250
+100		171,161	(18,834)	(9.91)	15.02	(1.61)	1,139,867
Base		189,995	-	-	16.20	-	1,172,467
(100)		201,084	11,089	5.84	16.85	0.95	1,193,580
(200)	(1)	N/A	N/A	N/A	N/A	N/A	N/A
(300)	(1)	N/A	N/A	N/A	N/A	N/A	N/A

(1)	The current federal funds rate is 0.25%, making a 200 or 300 basis point decrease in rates impossible.
(2)	The difference between the present value of discounted cash flows for assets and liabilities represents the net portfolio value or the market value of equity.
(3)	Net portfolio value divided by the market value of assets.
(4)	The increase or decrease in the net portfolio value divided by the market value of assets (base case).
(5)	Calculated based on the present value of the discounted cash flows from assets.

In the simulated upward rate shift of the yield curve, the discount rates used to calculate the present value of assets and liabilities will increase, causing the present values of fixed-rate assets to decline and fixed-rate liabilities to increase. Our EVE simulation model results as of June 30, 2011 indicated that if rates increased 100, 200 or 300 basis points the market value of our assets would decrease. This decrease is largely because of the fixed-rate nature of our loan and investment portfolios. The fair value of our equity would also decrease under all three rising rate shift scenarios. The opposite occurs if rates were to decline. The discount rates used to calculate the present value of assets and liabilities will decrease, causing the present value of fixed-rate assets to increase and fixed-rate liabilities to decrease. If rates were to decrease by 100 basis points, the market value of our assets would increase and the fair value of equity would increase.

If interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth previously. Changes in U.S. Treasury rates in the designated amounts accompanied by changes in the shape of the Treasury yield curve could cause changes to the net portfolio value and net interest income other than those indicated previously.

At June 30, 2011, we had no derivative financial instruments, we did not maintain a trading account for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be our primary risk as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of equity securities in the second quarter of 2011.

On February 18, 2009, the Board of Directors approved a second stock repurchase plan for the purchase of up to 2,056,752 shares, or approximately 10% of our outstanding shares of common stock. There are 294,400 shares remaining to be repurchased under this plan at June 30, 2011. Any future repurchases of stock would require regulatory approval as required by the Order and the MOU.

Under the terms of the MOU entered into with the OTS on April 14, 2010, the Company agreed, among other things, to provide notice to and obtain a written non-objection from the OTS prior to the Company declaring a dividend or redeeming any capital stock. Effective July 21, 2011 the FRB replaced the OTS as the Company’s primary regulator.

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

101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

__________________________________

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

First Financial Northwest, Inc.

Date: August 8, 2011	/s/ Victor Karpiak
Victor Karpiak
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2011	/s/ Kari Stenslie
Kari Stenslie
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.