Form 10-Q
period 2011-09-30
First Financial Northwest, Inc.
filed 2011-11-07
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934

               For the quarterly period ended September 30, 2011

or

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
Yes [  ]    No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2011, 18,805,168 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

Item 1. Financial Statements
FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	September 30,	December 31,
Assets	2011	2010

Cash on hand and in banks	$5,159	$7,466
Interest-bearing deposits	207,040	90,961
Investments available for sale	140,273	164,603
Loans receivable, net of allowance of $16,634 and $22,534	727,226	856,456
Premises and equipment, net	19,092	19,829
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	3,972	4,686
Federal income tax receivable	-	5,916
Other real estate owned ("OREO")	25,201	30,102
Prepaid expenses and other assets	5,004	6,226
Total assets	$1,140,380	$1,193,658

Liabilities and Stockholders' Equity

Interest-bearing deposits	$844,702	$911,526
Noninterest-bearing deposits	5,843	8,700
Advances from the Federal Home Loan Bank	93,066	93,066
Advance payments from borrowers for taxes and insurance	3,623	2,256
Accrued interest payable	228	214
Investment transactions payable	10,000	-
Other liabilities	3,931	3,418
Total liabilities	961,393	1,019,180

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	$-	$-
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 18,805,168 shares
at September 30, 2011 and December 31, 2010	188	188
Additional paid-in capital	188,460	187,371
Retained earnings (accumulated deficit), substantially restricted	3,010	(305)
Accumulated other comprehensive income (loss), net of tax	(257)	484
Unearned Employee Stock Ownership Plan ("ESOP") shares	(12,414)	(13,260)
Total stockholders' equity	178,987	174,478
Total liabilities and stockholders' equity	$1,140,380	$1,193,658

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$11,397	$13,677	$35,716	$42,516
Investments available for sale	926	1,254	3,393	3,367
Interest-bearing deposits with banks	127	80	297	214
Total interest income	$12,450	$15,011	$39,406	$46,097
Interest expense
Deposits	3,981	5,563	12,714	18,456
Federal Home Loan Bank advances	589	1,057	1,748	3,115
Total interest expense	$4,570	$6,620	$14,462	$21,571
Net interest income	7,880	8,391	24,944	24,526
Provision for loan losses	1,300	12,000	4,100	51,000
Net interest income (loss) after
provision for loan losses	$6,580	$(3,609)	$20,844	$(26,474)
Noninterest income
Net gain on sale of investments	479	-	1,741	-
Other	77	38	237	146
Total noninterest income	$556	$38	$1,978	$146

Noninterest expense
Compensation and employee benefits	3,544	3,258	10,047	9,339
Occupancy and equipment	370	411	1,167	1,260
Professional fees	449	664	1,431	1,610
Data processing	181	191	573	533
(Gain) loss on sale of OREO property, net	(293)	(205)	(1,427)	218
OREO market value adjustments	515	2,016	1,432	5,184
OREO related expenses, net	540	962	2,376	2,372
FDIC/OTS assessments	578	910	1,900	2,005
Insurance and bond premiums	248	150	743	449
Marketing	43	49	154	170
Other general and administrative	338	94	1,111	1,237
Total noninterest expense	$6,513	$8,500	$19,507	$24,377
Income (loss) before provision
for federal income taxes	623	(12,071)	3,315	(50,705)
Provision for federal income taxes	-	-	-	3,999
Net income (loss)	$623	$(12,071)	$3,315	$(54,704)

Basic income (loss) per share	$0.04	$(0.69)	$0.19	$(3.14)
Diluted income (loss) per share	$0.04	$(0.69)	$0.19	$(3.14)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income
(Dollars in thousands, except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity

Balances at December 31, 2010	18,805,168	$188	$187,371	$(305)	$484	$(13,260)	$174,478
Comprehensive income:
Net income	-	-	-	3,315	-	-	3,315
Change in fair value of investments
available for sale	-	-	-	-	(741)	-	(741)
Total comprehensive income							2,574
Compensation related to stock options
and restricted stock awards	-	-	1,489	-	-	-	1,489
Allocation of 84,640 ESOP shares	-	-	(400)	-	-	846	446
Balances at September 30, 2011	18,805,168	$188	$188,460	$3,010	$(257)	$(12,414)	$178,987

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$3,315	$(54,704)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,100	51,000
OREO market value adjustments	1,432	5,184
(Gain) loss on sale of OREO property, net	(1,427)	218
Depreciation of premises and equipment	792	829
Net amortization of premiums and discounts on investments	1,835	1,119
ESOP expense	446	461
Compensation expense related to stock options and restricted stock awards	1,489	1,441
Net realized gain on investments available for sale	(1,741)	-
Deferred federal income taxes	(1,061)	11,878
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,222	1,713
Accrued interest receivable	714	169
Accrued interest payable	14	(62)
Other liabilities	513	413
Investment transactions payable	10,000	-
Federal income taxes, net	5,916	3,779
Net cash provided by operating activities	$27,559	$23,438

Cash flows from investing activities:
Proceeds from sales of investments	74,633	-
Capitalized improvements in OREO	(181)	(488)
Proceeds from sales of OREO properties	25,814	18,837
Principal repayments on investments	24,602	23,851
Purchases of investments	(74,679)	(84,408)
Net decrease in loans receivable	104,393	37,895
Purchases of premises and equipment	(55)	(1,321)
Net cash provided (used) by investing activities	$154,527	$(5,634)

Balance, carried forward	$182,086	$17,804

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Balance, brought forward	$182,086	$17,804
Cash flows from financing activities:
Net increase (decrease) in deposits	(69,681)	13,325
Advances from the Federal Home Loan Bank	-	53,173
Repayments of advances from the Federal Home Loan Bank	-	(50,007)
Net increase in advance payments from borrowers for taxes and insurance	1,367	2,129
Repurchase and retirement of common stock	-	(106)
Dividends paid	-	(1,421)
Net cash provided (used) by financing activities	$(68,314)	$17,093

Net increase in cash	113,772	34,897
Cash and cash equivalents:
Beginning of period	98,427	104,970
End of period	$212,199	$139,867

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,448	$21,633
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan losses transferred to OREO	$20,737	$34,843

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

Note 2 – Regulatory Items

On April 14, 2010, the OTS and members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement or Memorandum of Understanding (“MOU”) which is now enforced by the FRB as the successor to the OTS. Under the terms of the MOU, the Company agreed, among other things, to provide notice to and obtain a written non-objection from the FRB prior to the Company (a) declaring a dividend or redeeming any capital stock and (b) incurring, issuing, renewing or repurchasing any new debt. Further, in connection with a prior examination of the Bank by the FDIC and DFI, we must obtain a written non-objection from the FDIC before engaging in any transaction that would materially change the balance sheet composition (including growth in total assets of five percent or more), significantly change funding sources (including brokered deposits) or declare or pay cash dividends. In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

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

The Bank has implemented a comprehensive plan to achieve full compliance with the Order. The Order contains target dates to achieve the items listed above, including that the Bank’s Tier 1 capital ratio and total risk-based capital ratio be at least 10% and 12%, respectively. At September 30, 2011, the Bank’s Tier 1 capital ratio was 12.76% and its total risk-based capital ratio was 23.87%, which exceeded the requirements of the Order.

Adversely classified assets as a percent of Tier 1 capital plus the allowance for loan and lease losses (“ALLL”) was 128% at the beginning of 2010. The Order required this ratio to be below 65% by March 2011 for the adversely classified assets identified at that exam. We achieved this target as of September 30, 2010 and remained in compliance with this requirement at September 30, 2011.

The Order also required that the Bank develop a written plan to systematically reduce the amount of loans to borrowers in the commercial real estate loan category, including its construction/land development loans which are considered commercial real estate for purposes of this calculation. At September 30, 2010, the Bank’s commercial real estate loans, excluding owner-occupied properties, represented 314% of its total risk-based capital including construction/land development loans which equaled 84% of its total risk-based capital. As of September 30, 2011, the Bank’s concentration in commercial real estate loans was reduced to 238% of its risk-based capital and its construction/land development loan portfolio was reduced to 34% of total risk-based capital.

The Order also required the Bank to obtain an independent management study and adopt a plan to implement the recommendations from the study, satisfactory to its regulators. The Bank has obtained the independent management study and continues to work on implementing the study’s recommendations, including the addition of new Board members and the evaluation of senior management. We are in discussions with potential new Board members for the Bank and the Company who would further enhance the knowledge and expertise of our Boards of Directors. Senior management is also being evaluated in connection with the independent management study and efforts are being made to identify outside individuals who would augment the leadership of our organization and who possess the experience and qualifications to strengthen and establish the foundation for our future growth.

A copy of the Order is attached to the Form 8-K that we filed with the Securities and Exchange Commission (“SEC”) on September 27, 2010. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

Note 3 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. In preparing the unaudited consolidated financial statements, we are required to make

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the ALLL, the valuation of other real estate owned (“OREO”) and the underlying collateral of loans in the process of foreclosure, deferred tax assets and the fair value of financial instruments.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 4 – Recently Issued Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is effective for interim and annual periods ending after September 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. The ASU also ends the deferral issued in January 2011 of the disclosures about troubled debt restructurings required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented.  The provisions of ASU No. 2011-05 are effective for the Company’s reporting periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 5 – Investments

Investment securities available for sale are summarized as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$56,562	$1,285	$(8)	$57,839
Freddie Mac	21,974	632	-	22,606
Ginnie Mae	7,959	37	(19)	7,977
Municipal bonds	2,391	49	(306)	2,134
U.S. Government agencies	49,794	290	(367)	49,717
	$138,680	$2,293	$(700)	$140,273

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$109,134	$1,291	$(281)	$110,144
Freddie Mac	40,454	860	(165)	41,149
Ginnie Mae	9,542	-	(98)	9,444
Municipal bonds	2,395	-	(473)	1,922
U.S. Government agencies	1,805	139	-	1,944
	$163,330	$2,290	$(1,017)	$164,603

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	September 30, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed investments:	(In thousands)
Fannie Mae	$1,515	$(8)	$-	$-	$1,515	$(8)
Ginnie Mae	4,374	(19)	-	-	4,374	(19)
Municipal bonds	-	-	1,403	(306)	1,403	(306)
U.S. Government agencies	35,060	(367)	-	-	35,060	(367)
	$40,949	$(394)	$1,403	$(306)	$42,352	$(700)

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed investments:	(In thousands)
Fannie Mae	$39,801	$(281)	$-	$-	$39,801	$(281)
Freddie Mac	15,232	(165)	-	-	15,232	(165)
Ginnie Mae	5,193	(98)	-	-	5,193	(98)
Municipal bonds	-	-	1,885	(473)	1,885	(473)
	$60,226	$(544)	$1,885	$(473)	$62,111	$(1,017)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on our Consolidated Income Statements. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For the nine months ended September 30, 2011, we did not have any OTTI losses on investments.

The amortized cost and estimated fair value of investments available for sale at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	September 30, 2011
	Amortized Cost	Fair Value
	(In thousands)

Due within one year	$-	$-
Due after one year through five years	30,494	30,239
Due after five years through ten years	10,827	10,862
Due after ten years	10,864	10,750
	52,185	51,851
Mortgage-backed investments	86,495	88,422
	$138,680	$140,273

We sold $43.1 million of investments during the three months ended September 30, 2011, resulting in gross gains of $487,000 and gross losses of $8,000. For the nine months ended September 30, 2011, we sold $72.9 million of investments resulting in gross gains of $1.7 million and gross losses of $8,000.

Note 6 - Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential: (1)
Permanent	$346,258	46.3%	$393,334	44.1%
Construction	-	-	5,356	0.6
	346,258	46.3	398,690	44.7
Multifamily:
Permanent	113,759	15.2	140,762	15.8
Construction	3,526	0.5	4,114	0.5
	117,285	15.7	144,876	16.3
Commercial real estate:
Permanent	221,817	29.6	237,708	26.6
Construction	12,500	1.7	28,362	3.2
Land	3,131	0.4	6,643	0.7
	237,448	31.7	272,713	30.5
Construction/land development:
One-to-four family residential	10,034	1.3	26,848	3.0
Multifamily	882	0.1	1,283	0.1
Commercial	1,104	0.1	1,108	0.1
Land development	17,859	2.4	27,262	3.1
	29,879	3.9	56,501	6.3

Business	3,531	0.5	479	0.1
Consumer	13,898	1.9	19,127	2.1
Total loans	748,299	100.0%	892,386	100.0%
Less:
Loans in process ("LIP")	2,591		10,975
Deferred loan fees, net	1,848		2,421
ALLL	16,634		22,534
Loans receivable, net	$727,226		$856,456

(1) Includes $151.3 million and $173.4 million of non-owner occupied loans at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011 and December 31, 2010, there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

A summary of changes in the ALLL for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Balance at the beginning of the period	$16,989	$29,858	$22,534	$33,039
Provision for loan losses	1,300	12,000	4,100	51,000
Charge-offs	(1,686)	(14,121)	(10,337)	(56,506)
Recoveries	31	663	337	867
Balance at the end of the period	$16,634	$28,400	$16,634	$28,400

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

    The following tables represent a summary of our ALLL and loan portfolio by loan type and impairment method:

	At or For the Three Months Ended September 30, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$5,499	$984	$7,279	$2,893	$14	$320	$16,989
Charge-offs	(371)	-	(590)	(633)	-	(92)	(1,686)
Recoveries	12	-	-	18	-	1	31
Provision	164	5	429	457	127	118	1,300
Ending balance	$5,304	$989	$7,118	$2,735	$141	$347	$16,634
General reserve	$4,739	$989	$7,074	$2,735	$141	$347	$16,025
Specific reserve	$565	$-	$44	$-	$-	$-	$609

Loans (1):
Total Loans	$346,222	$116,461	$236,775	$28,821	$3,531	$13,898	$745,708
General reserve (2)	$280,334	$113,311	$220,966	$16,930	$3,531	$13,784	$648,856
Specific reserve (3)	$65,888	$3,150	$15,809	$11,891	$-	$114	$96,852
__________
(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Nine Months Ended September 30, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$8,302	$1,893	$6,742	$5,151	$7	$439	$22,534
Charge-offs	(1,987)	(88)	(4,184)	(3,815)	-	(263)	(10,337)
Recoveries	31	-	-	304	-	2	337
Provision	(1,042)	(816)	4,560	1,095	134	169	4,100
Ending balance	$5,304	$989	$7,118	$2,735	$141	$347	$16,634
General reserve	$4,739	$989	$7,074	$2,735	$141	$347	$16,025
Specific reserve	$565	$-	$44	$-	$-	$-	$609

Loans (1):
Total Loans	$346,222	$116,461	$236,775	$28,821	$3,531	$13,898	$745,708
General reserve (2)	$280,334	$113,311	$220,966	$16,930	$3,531	$13,784	$648,856
Specific reserve (3)	$65,888	$3,150	$15,809	$11,891	$-	$114	$96,852
__________
(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

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
__________
(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

Nonperforming loans, net of undisbursed funds, were $30.8 million and $62.9 million at September 30, 2011 and December 31, 2010, respectively. Foregone interest on nonaccrual loans for the three and nine months ended September 30, 2011 was $527,000 and $2.1 million, respectively. Foregone interest for the same periods in 2010 was $1.5 million and $5.1 million, respectively.

Loans committed to be advanced in connection with impaired loans at September 30, 2011 and December 31, 2010 were $43,000 and $1.1 million, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following tables represent a summary of loans individually evaluated for impairment by the type of loan:

	At or for the Three Months Ended September 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance (2)	Allowance	Investment	Recognized
	(In thousands)

Loans with no related allowance:
One-to-four family residential:
Owner occupied	$7,438	$8,679	$-	$7,618	$40
Non-owner occupied	43,290	46,422	-	44,759	552
Multifamily	3,150	3,238	-	3,154	42
Commercial real estate	12,068	16,763	-	13,311	112
Construction/land development	11,891	26,836	-	13,786	-
Consumer	114	117	-	114	1
Total	77,951	102,055	-	82,742	747

Loans with an allowance:
One-to-four family residential:
Owner occupied	5,120	5,219	190	5,207	57
Non-owner occupied	10,040	10,141	375	8,683	194
Commercial real estate	3,741	3,741	44	3,742	47
Total	18,901	19,101	609	17,632	298

Total impaired loans:
One-to-four family residential:
Owner occupied	12,558	13,898	190	12,825	97
Non-owner occupied	53,330	56,563	375	53,442	746
Multifamily	3,150	3,238	-	3,154	42
Commercial real estate	15,809	20,504	44	17,053	159
Construction/land development	11,891	26,836	-	13,786	-
Consumer	114	117	-	114	1
Total	$96,852	$121,156	$609	$100,374	$1,045
_______________
(1)	Represents the loan balance less charge-offs.
(2)	Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	At or For the Nine Months Ended September 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance (2)	Allowance	Investment	Recognized
	(In thousands)

Loans with no related allowance:
One-to-four family residential:
Owner occupied	$7,438	$8,679	$-	$7,747	$126
Non-owner occupied	43,290	46,422	-	44,858	1,683
Multifamily	3,150	3,238	-	2,833	126
Commercial real estate	12,068	16,763	-	11,744	329
Construction/land development	11,891	26,836	-	11,687	-
Consumer	114	117	-	123	2
Total	77,951	102,055	-	78,992	2,266

Loans with an allowance:
One-to-four family residential:
Owner occupied	5,120	5,219	190	5,216	193
Non-owner occupied	10,040	10,141	375	9,410	384
Multifamily	-	-	-	175	-
Commercial real estate	3,741	3,741	44	6,594	151
Construction/land development	-	-	-	9,332	-
Consumer	-	-	-	20	-
Total	18,901	19,101	609	30,747	728

Total impaired loans:
One-to-four family residential:
Owner occupied	12,558	13,898	190	12,963	319
Non-owner occupied	53,330	56,563	375	54,268	2,067
Multifamily	3,150	3,238	-	3,008	126
Commercial real estate	15,809	20,504	44	18,338	480
Construction/land development	11,891	26,836	-	21,019	-
Consumer	114	117	-	143	2
Total	$96,852	$121,156	$609	$109,739	$2,994
_______________
(1)	Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

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
_________________
(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.
(3) Certain amounts in the table have been reclassified to conform to the current presentation.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following is a summary of information pertaining to impaired loans, nonperforming assets and troubled debt restructured loans (“TDRs”):

	September 30,	December 31,
	2011	2010
	(In thousands)

Impaired loans without a valuation allowance	$77,951	$64,611
Impaired loans with a valuation allowance	18,901	56,700
Total impaired loans	$96,852	$121,311
Valuation allowance related to impaired loans	$609	$5,842
Nonperforming assets (1):
Nonaccrual loans	$23,644	$46,637
Nonaccrual troubled debt restructured loans	7,188	16,299
Total nonperforming loans	30,832	62,936
Other real estate owned	25,201	30,102
Total nonperforming assets	$56,033	$93,038

Performing troubled debt restructured loans	$66,020	$58,375
Nonaccrual troubled debt restructured loans	7,188	16,299
Total troubled debt restructured loans (2)	$73,208	$74,674
______________________________
(1) There were no loans 90 days or more past due and still accruing interest at September 30, 2011 and December 31, 2010.
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

A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the circumstances surrounding the loan and the borrower, including payment history and the amounts of any payment shortfall, length and reason for delay and the likelihood of a return to stable performance. Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table is a summary of nonaccrual loans by loan type:

	September 30,	December 31,
	2011	2010
	(In thousands)
One-to-four family residential	$12,859	$22,688
Multifamily	638	-
Commercial real estate	5,400	7,306
Construction/land development	11,891	32,885
Consumer	44	57
Total nonaccrual loans	$30,832	$62,936

The following tables represent a summary of the aging of loans by type:

	Loans Past Due as of September 30, 2011
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$676	$674	$4,043	$5,393	$189,566	$194,959
Non-owner occupied	1,177	576	5,620	7,373	143,890	151,263
Multifamily	349	-	638	987	115,474	116,461
Commercial real estate	1,383	-	4,226	5,609	231,166	236,775
Construction/land development	1,104	-	11,891	12,995	15,826	28,821
Total real estate	4,689	1,250	26,418	32,357	695,922	728,279
Business	-	-	-	-	3,531	3,531
Consumer	644	-	-	644	13,254	13,898
Total	$5,333	$1,250	$26,418	$33,001	$712,707	$745,708

(1) There were no loans 90 days past due and still accruing interest at September 30, 2011.
(2) Net of undisbursed funds.

	Loans Past Due as of December 31, 2010
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$2,178	$780	$5,863	$8,821	$216,392	$225,213
Non-owner occupied	800	1,996	11,801	14,597	158,773	173,370
Multifamily	-	-	-	-	143,513	143,513
Commercial real estate	2,141	836	6,948	9,925	256,372	266,297
Construction/land development	133	265	32,620	33,018	20,394	53,412
Total real estate	5,252	3,877	57,232	66,361	795,444	861,805
Business	-	-	-	-	479	479
Consumer	-	55	57	112	19,015	19,127
Total	$5,252	$3,932	$57,289	$66,473	$814,938	$881,411

(1) There were no loans 90 days past due and still accruing interest at December 31, 2010.
(2) Net of undisbursed funds.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Credit Quality Indicators.  We utilize a nine-point risk rating system and assign a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension. Credits risk rated 1 through 5 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on our watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future. Credits classified as special mention are risk rated 6 and possess weaknesses that deserve management’s close attention. Special mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Substandard credits are risk rated 7. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Bank.

    The following tables represent a summary of loans by type and risk category:

	September 30, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
				(In thousands)
Risk Rating:
Pass	$303,798	$110,392	$206,855	$16,506	$3,531	$13,632	$654,714
Special mention	24,308	5,431	13,980	424	-	222	44,365
Substandard	18,116	638	15,940	11,891	-	44	46,629
Doubtful	-	-	-	-	-	-	-
Total	$346,222	$116,461	$236,775	$28,821	$3,531	$13,898	$745,708
______________
(1) Net of undisbursed funds.

	December 31, 2010
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
				(In thousands)
Risk Rating:
Pass	$360,239	$141,224	$249,576	$17,589	$479	$18,792	$787,899
Special mention	10,261	1,936	5,805	-	-	189	18,191
Substandard	28,083	353	10,916	35,484	-	140	74,976
Doubtful	-	-	-	339	-	6	345
Total	$398,583	$143,513	$266,297	$53,412	$479	$19,127	$881,411
______________
(1) Net of undisbursed funds.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following tables summarize the loan portfolio by type and payment activity:

	September 30, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$333,363	$115,823	$231,375	$16,930	$3,531	$13,854	$714,876
Nonperforming (2)	12,859	638	5,400	11,891	-	44	30,832
Total	$346,222	$116,461	$236,775	$28,821	$3,531	$13,898	$745,708

(1) There were $189.9 million of owner-occupied one-to-four family loans and $143.5 million of non-owner occupied one-to-four family loans classified as performing.
(2) There were $5.1 million of owner-occupied one-to-four family loans and $7.8 million of non-owner occupied one-to-four family loans classified as nonperforming.
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
(3) Net of undisbursed funds.

The following table presents our TDRs recorded investment prior to the modification and after the modification:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
A/B Note restructure	-	$-	$-	6	$1,130	$635
Interest only payments with interest rate concession	1	1,019	1,017	12	4,459	4,451
Principal and interest with interest rate concession	14	2,471	2,464	23	6,190	6,069
Interest only payments with no interest rate concession	-	-	-	2	527	510
Total	15	$3,490	$3,481	43	$12,306	$11,665

    At September 30, 2011, the Company had $36,000 in commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the three and nine months ended September 30, 2011 were primarily a result of granting the borrower interest rate concessions for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession for a specific period of time is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. TDRs resulted in a charge to the ALLL of $148,000 and $396,000 for the three and nine months ended September 30, 2011, respectively.

The following is a summary of loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the period.

	Types of Modifications
	Number of Loans	Interest Only Payments	Interest Rate Concession
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	4	$391	$2,233

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL.

Note 7 – Other Real Estate Owned

The following table is a summary of OREO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Beginning Balance	$25,979	$16,493	$30,102	$11,835
Loans transferred to OREO	4,787	17,177	20,737	34,843
Capitalized improvements	91	202	181	488
Dispositions of OREO	(5,141)	(2,016)	(24,387)	(19,055)
Market value adjustments	(515)	(8,929)	(1,432)	(5,184)
Ending Balance	$25,201	$22,927	$25,201	$22,927

OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. OREO at September 30, 2011 consisted of $9.2 million in one-to-four family residential homes, $7.3 million in construction/land development projects and $8.7 million in commercial real estate buildings.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	Fair Value Measurements at September 30, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments:
Mortgage-backed investments:
Fannie Mae	$57,839	$-	$57,839	$-
Freddie Mac	22,606	-	22,606	-
Ginnie Mae	7,977	-	7,977	-
Municipal bonds	2,134	-	2,134	-
U.S. Government agencies	49,717	-	49,717	-
	$140,273	$-	$140,273	$-

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available for sale investments:
Mortgage-backed investments:
Fannie Mae	$110,144	$-	$110,144	$-
Freddie Mac	41,149	-	41,149	-
Ginnie Mae	9,444	-	9,444	-
Municipal bonds	1,922	-	1,922	-
U.S. Government agencies	1,944	-	1,944	-
	$164,603	$-	$164,603	$-

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

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Fair Value Measurements at September 30, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
	(In thousands)
Impaired loans including undisbursed but committed funds
of $43,000 (included in loans receivable, net)(1)	$96,286	$-	$-	$96,286	$609
OREO (2)	25,201	-	-	25,201	515
	$121,487	$-	$-	$121,487	$1,124

(1) The loss represents the specific reserve against loans that were considered impaired at September 30, 2011
(2) The loss represents OREO market value adjustments for the quarter ended September 30, 2011
	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
	(In thousands)
Impaired loans including undisbursed but committed funds
of $1.1 million (included in loans receivable, net) (1)	$116,543	$-	$-	$116,543	$5,842
OREO (2)	30,102	-	-	30,102	5,624
	$146,645	$-	$-	$146,645	$11,466

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Assets:
Cash on hand and in banks	$5,159	$5,159	$7,466	$7,466
Interest-bearing deposits	207,040	207,040	90,961	90,961
Investments available for sale	140,273	140,273	164,603	164,603
Loans receivable, net	727,226	763,147	856,456	878,737
Federal Home Loan Bank stock	7,413	7,413	7,413	7,413
Accrued interest receivable	3,972	3,972	4,686	4,686
Liabilities:
Deposits	212,257	212,257	231,527	231,527
Certificates of deposit	638,288	645,085	688,699	701,976
Advances from the Federal Home
Loan Bank	93,066	95,522	93,066	95,972
Accrued interest payable	228	228	214	214

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

Note 9 – Federal Home Loan Bank Stock

At September 30, 2011, we held $7.4 million of FHLB stock. FHLB stock is carried at par ($100 per share) and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. As a result of ongoing turmoil in the capital and mortgage markets, the FHLB has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolio.

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

On October 25, 2010, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The Consent Order sets forth requirements for capital management, asset composition, and other operational and risk management improvements. The FHLB may not repurchase member stock or pay dividends, until they achieve and maintain financial thresholds established by the FHFA as part of the agency’s supervisory process, subject to FHFA approval.

This restriction is not expected to have a material effect on our financial position, liquidity or results of operations. We have determined there is no OTTI on the FHLB stock investment as of September 30, 2011.

Note 10 - Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, awards of restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $540,000 and $464,000 for the three months ended September 30, 2011 and 2010, respectively, and the related income tax benefit was $189,000 and $162,000 for the nine months ended September 30, 2011 and 2010, respectively.

Total compensation expense for the Plan was $1.5 million and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively, and the related income tax benefit was $521,000 and $504,000 for the nine months ended September 30, 2011 and 2010, respectively.

Stock Options

The Plan authorized the grant of stock options totaling 2,285,280 shares to our directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

with the Company or the Bank. We have a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At September 30, 2011, remaining options for 911,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. In previous periods, we elected to use a weighted-average of our peers’ historical stock price information in conjunction with our own stock price history due to the limited amount of history available regarding our stock price. Now that sufficient historical stock price information is available regarding our stock, we will utilize in future periods the historical volatility of our stock price over a specified period of time for the expected volatility assumption. We base the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. We elected to use the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at the midpoint. There were no options granted during the third quarter ended September 30, 2011.

The following is a summary of our stock option plan awards for the nine months ended September 30, 2011:

			Weighted-Average		Weighted-
		Weighted-Average	Remaining Contractual	Aggregate Intrinsic	Average Grant Date
	Shares	Exercise Price	Term in Years	Value	Fair Value
	(Dollars in thousands, except share data)
Outstanding at January 1, 2011	1,383,524	$9.52	7.60	$-	$1.91
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	(10,000)	9.78	-	-	-
Outstanding at September 30, 2011	1,373,524	9.52	6.85	80	1.91

Expected to vest assuming a 3% forfeiture
rate over the vesting term	562,022	9.31	6.92	62	-

Exercisable at September 30, 2011	794,114	9.67	6.80	16	-

As of September 30, 2011, there was $929,000 of total unrecognized compensation cost related to non-vested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to our directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the date of grant. The restricted stock awards’ fair value is equal to the value on the date of grant. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At September 30, 2011, remaining restricted awards for 167,078 shares were available to be issued. Shares that have been repurchased totaled 310,494 and are held in trust until they are issued in connection with the agreement.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following is a summary of changes in non-vested restricted stock awards for the nine months ended September 30, 2011:

Non-vested Shares	Shares	Fair Value Per Share

Non-vested at January 1, 2011	456,140	$ 9.75
Granted	-	-
Vested	(145,646)	9.93
Forfeited	-	-
Non-vested at September 30, 2011	310,494	9.66

Expected to vest assuming a 3% forfeiture
rate over the vesting term	301,178

As of September 30, 2011, there was $2.8 million of total unrecognized compensation costs related to non-vested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. The total fair value of shares that vested during both of the quarters ended September 30, 2011 and 2010 was $1.4 million.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized.  At September 30, 2011, we considered positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings.  We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset.  After reviewing and weighing these various factors, in 2010 we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential, resulting in no deferred tax asset at September 30, 2011.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 12 – Earnings/(Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except share data)
Net income (loss)	$623	$(12,071)	$3,315	$(54,704)

Basic weighted-average common shares outstanding	17,545,157	17,432,309	17,519,016	17,411,169
Plus common stock options considered outstanding
for dilutive purposes (excludes antidilutive options)	-	-	-	-
Diluted weighted-average common shares outstanding	17,545,157	17,432,309	17,519,016	17,411,169

Basic income (loss) per share	$0.04	$(0.69)	$0.19	$(3.14)
Diluted income (loss) per share	$0.04	$(0.69)	$0.19	$(3.14)

For the three and nine months ended September 30, 2011 and 2010, there were no stock options included in calculating the dilutive earnings per share because they were antidilutive.

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

Note 14 – Subsequent Events

In October, 2011, we prepaid a $10.0 million fixed-rate advance due to mature in March 2012, at an interest rate of 2.82%. The prepayment penalty was $118,000. We prepaid this in advance in order to utilize some of our excess liquidity and to reduce our cost of funds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements:

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believe,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, and deterioration in the housing and commercial real estate markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the FRB and our bank subsidiary by the FDIC, the DFI or other regulatory authorities, including the possibility that any such regulatory authority may initiate additional enforcement actions against the Company or the Bank to take additional corrective action and refrain from unsafe and unsound practices which also may require us, among other things, to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including the requirements and restrictions that have been imposed upon the Company under the memoranda of understanding with the FRB and the consent order the Bank entered into with the FDIC and the DFI and the possibility that the Company and the Bank will be unable to fully comply with these enforcement actions which could result in the imposition of additional requirements or restrictions; our ability to pay dividends on our common stock; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair values of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Regulatory Items

On April 14, 2010, the OTS and members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement or Memorandum of Understanding (“MOU”) which is now enforced by the FRB as the successor to the OTS. Under the terms of the MOU, the Company agreed, among other things, to provide notice to and obtain a written non-objection from the FRB prior to the Company (a) declaring a dividend or redeeming any capital stock and (b) incurring, issuing, renewing or repurchasing any new debt. Further, in connection with a prior examination of the Bank by the FDIC and DFI, we must obtain a written non-objection from the FDIC before engaging in any transaction that would materially change the balance sheet composition (including growth in total assets of five percent or more), significantly change funding sources (including brokered deposits) or declare or pay cash dividends. In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

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

The Bank has implemented a comprehensive plan to achieve full compliance with the Order. The Order contains target dates to achieve the items listed above, including that the Bank’s Tier 1 capital ratio and total risk-based capital ratio be at least 10% and 12%, respectively. At September 30, 2011, the Bank’s Tier 1 capital ratio was 12.76% and its total risk-based capital ratio was 23.87%, which exceeded the requirements of the Order.

Adversely classified assets as a percent of Tier 1 capital plus the allowance for loan and lease losses (“ALLL”) was 128% at the beginning of 2010. The Order required this ratio to be below 65% by March 2011 for the adversely classified assets identified at that exam. We achieved this target as of September 30, 2010 and remained in compliance with this requirement at September 30, 2011.

The Order also required that the Bank develop a written plan to systematically reduce the amount of loans to borrowers in the commercial real estate loan category, including its construction/land development loans which are considered commercial real estate for purposes of this calculation. At September 30, 2010, the Bank’s commercial real estate loans, excluding owner-occupied properties, represented 314% of its total risk-based capital including construction/land development loans which equaled 84% of its total risk-based capital. As of September 30, 2011, the Bank’s concentration in commercial real estate loans was reduced to 238% of its risk-based capital and its construction/land development loan portfolio was reduced to 34% of total risk-based capital.

The Order also required the Bank to obtain an independent management study and adopt a plan to implement the recommendations from the study, satisfactory to its regulators. The Bank has obtained the independent management study and continues to work on implementing the study’s recommendations, including the addition of new Board members and the evaluation of senior management. We are in discussions with potential new Board members for the Bank and the Company who would further enhance the knowledge and expertise of our Boards of Directors. Senior management is also being evaluated in connection with the independent management study and efforts are being made to identify outside individuals who would augment the leadership of our organization and who possess the experience and qualifications to strengthen and establish the foundation for our future growth.

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

Net income for the third quarter ended September 30, 2011 was $623,000, or $0.04 per diluted share, as compared to a net loss of $12.1 million, or $0.69 per diluted share for the quarter ended September 30, 2010. The change in operating results in the third quarter of 2011 as compared to the third quarter of 2010 was primarily the result of a $10.7 million decrease in the provision for loan losses to $1.3 million, a $518,000 increase in noninterest income primarily the result of $479,000 in net gains on sales of investments with no comparable sales activity during the quarter ended September 30, 2010, and decreases of $2.0 million in noninterest expense primarily due to decreases in OREO related expenses and FDIC insurance premiums during the quarter.

For the nine months ended September 30, 2011, the Company had net income of $3.3 million, or $0.19 per diluted share as compared to a net loss of $54.7 million, or $3.14 per diluted share for the comparable period in 2010. The change in operating results for the nine months ended September 30, 2011 as compared to the same period last year was primarily the result of a $46.9 million decrease in the provision for loan losses, a $1.8 million increase in noninterest income primarily the result of $1.7 million in net gains on sales of investments with no comparable sales activity during the nine months ended September 30, 2010, a $4.9 million decrease in noninterest expense primarily due to a $5.4 million decrease in net OREO related expenses (including a $1.6 million increase in net gain on sales of OREO) and a $4.0 million decrease in the provision for federal income taxes as the Company utilized tax loss carry-forwards to offset net income. As a result, we did not recognize any tax expense in our Consolidated Income Statements during the current quarter and nine months ended September 30, 2011.

During the nine months ended September 30, 2011, our total loan portfolio decreased $144.1 million, or 16.1% from December 31, 2010, including a $26.6 million, or 47.1% decrease in construction/land development loans. In addition, our one-to-four family residential loans decreased $52.4 million, or 13.2%, multifamily loans decreased $27.6 million, or 19.0% and commercial real estate loans decreased $35.3 million, or 12.9%, all contributing to the overall decrease in our total loan portfolio.

The five largest borrowing relationships, as of September 30, 2011, in descending order were:

Borrower (1)	Aggregate Amount of Loans at September 30, 2011 (2)		Number of Loans
	(Dollars in thousands)
Real estate builder	$ 26,528		100
Real estate builder	20,194	(3)	101
Real estate investor	18,197		3
Real estate builder	17,331	(4)	84
Real estate investor	16,625		40
Total	$ 98,875		328

(1) The composition of borrowers represented in the table may change from one period to the next.
(2) Net of undisbursed funds.
(3) Of this amount, $18.8 million are considered impaired loans of which $ 13.3 million are performing and $5.5 million are nonperforming.
(4) Of this amount, $16.5 million are considered impaired loans of which $13.0 million are performing and $3.5 million are nonperforming.

The following table details the breakdown of the types of loans to our five largest borrowing relationships at September 30, 2011:

	One-to-Four Family
	Residential	Multifamily	Commercial	Construction/	Aggregate Balance
Borrower	(Rental Properties)	(Rental Properties)	(Rental Properties)	Land Development (1)	of Loans (1)
	(In thousands)
Real estate builder	$16,826	$-	$104	$9,598	$26,528
Real estate builder (2)	15,249	-	244	4,701	20,194
Real estate investor	-	-	18,197	-	18,197
Real estate builder (3)	16,063	-	823	445	17,331
Real estate investor	10,641	5,037	947	-	16,625
Total	$58,779	$5,037	$20,315	$14,744	$98,875

(1) Net of undisbursed funds.
(2) Of the $18.8 million loans considered impaired, $13.9 million are one-to-four family residential loans, $4.7 million are construction/land development loans and $200,000 are commercial loans.
(3) Of the $16.5 million loans considered impaired, $15.2 million are one-to-four family residential loans, $500,000 are construction/land development loans and $800,000 are commercial loans.

Some of the builders listed in the above tables, as part of their previous business strategy, retained a certain percentage of their finished homes in their own inventory of permanent investment properties (i.e. one-to-four family rental properties). In the past, these properties were used to enhance the builders’ liquidity through rental income and improve their long-term equity position through the appreciation in market value of the properties. Due to the continued, prolonged depressed housing market and the challenging local economy, this business strategy was not sustainable for these builders. As a result, we have incurred losses related to these builders and have significantly reduced our exposure to these builders by $26.3 million at September 30, 2011 as compared to September 30, 2010. We are continuing to work with these builders to further reduce our exposure through workout plans established in 2010. For the three builders included in the previous table, the total one-to-four family rental properties decreased $8.7 million, or 15.3% to $48.1 million at September 30, 2011 from $56.8 million at September 30, 2010.

The following table includes construction/land development loans, net of undisbursed funds, by the five counties that contain our largest loan concentrations at September 30, 2011.

County	Loan Balance (1)	Percent of Loan Balance	Nonperforming Loans	Nonperforming Loans as a Percent of Loan Balance (2)
	(Dollars in thousands)
King	$9,210	32.0%	$1,568	17.0%
Pierce	5,345	18.5	1,758	32.9
Thurston	4,676	16.2	1,436	30.7
Whatcom (3)	3,635	12.6	3,635	100.0
Kitsap	2,681	9.3	2,612	97.4
All other counties	3,274	11.4	882	26.9
Total	$28,821	100.0%	$11,891	41.3%

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

Allowance for Loan and Lease Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, current economic conditions in our market areas, borrowers’ ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. The specific allowance component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete (if any) and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General. Total assets were $1.1 billion at September 30, 2011, a decrease of $53.3 million, or 4.5% from December 31, 2010. Increases in interest-bearing deposits of $116.1 million were offset by decreases in cash on hand and in banks of $2.3 million, net loans receivable of $129.2 million, investment securities of $24.3 million, OREO of $4.9 million and the federal income tax receivable of $5.9 million. Total liabilities were $961.4 million at September 30, 2011, a decrease of $57.8 million, or 5.7% from December 31, 2010. The decline in total liabilities was primarily the result of a decrease of $66.8 million in interest-bearing deposits and $2.9 million in noninterest-bearing deposits, partially offset by a $10.0 million increase in investment transactions payable. Stockholders’ equity increased $4.5 million, primarily due to the net income of $3.3 million for the nine months ended September 30, 2011.

Assets. Total assets were $1.1 billion at September 30, 2011, a decrease of $53.3 million, or 4.5% from $1.2 billion at December 31, 2010. The following table details the changes in the composition of our assets.

		Increase /
		(Decrease)	Percentage
	Balance at	from	Increase /
	September 30, 2011	December 31, 2010	(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$5,159	$(2,307)	(30.9	) %
Interest-bearing deposits	207,040	116,079	127.6
Investments available for sale	140,273	(24,330)	(14.8)
Loans receivable, net	727,226	(129,230)	(15.1)
Premises and equipment, net	19,092	(737)	(3.7)
FHLB stock, at cost	7,413	-	-
Accrued interest receivable	3,972	(714)	(15.2)
Federal income tax receivable	-	(5,916)	(100.0)
OREO	25,201	(4,901)	(16.3)
Prepaid expenses and other assets	5,004	(1,222)	(19.6)
Total assets	$1,140,380	$(53,278)	(4.5	) %

    Interest-bearing deposits increased $116.1 million to $207.0 million at September 30, 2011 from $91.0 million at December 31, 2010, as a result of $136.8 million in loan repayments, $74.6 million in proceeds from sales of investments and $25.8 million in OREO dispositions. Investments available for sale decreased $24.3 million, or 14.8% to $140.3 million at September 30, 2011 from $164.6 million at December 31, 2010. During the nine months ended September 30, 2011, we sold $72.9 million of investments, primarily fixed-rate, mortgage-backed securities issued by Freddie Mac and Fannie Mae, to recognize $1.7 million in net gains on these securities to support the Bank’s profitability in this low interest rate environment. In addition, we received $24.6 million in principal repayments on our investment portfolio. We purchased $47.7 million of variable rate U.S. Government agency securities and $27.0 million of Freddie Mac and Fannie Mae mortgage-backed investments during the nine months ended September 30, 2011 to maintain our liquidity position, improve the Bank’s interest rate risk profile and to position our securities portfolio to be more responsive to rising interest rates. Net loans receivable decreased $129.2 million, or 15.1% to $727.2 million at September 30, 2011 from $856.5 million at December 31, 2010. This decrease in net loans resulted from loan repayments of $136.8 million, charge-offs of $10.3 million and transfers of loans into OREO of $20.7 million during the nine months ended September 30, 2011. All of our loan categories decreased during the nine months ended September 30, 2011 except for business loans which increased $3.1 million. OREO decreased $4.9 million, or 16.3% to $25.2 million at September 30, 2011 from $30.1 million at December 31, 2010 as we continue to sell our inventory of foreclosed real estate.

Loan originations for the nine months ended September 30, 2011, totaled $22.2 million and included the following loan breakdown: $7.1 million in one-to-four family residential; $4.2 million in consumer; $2.5 million in commercial real estate; $1.4 million in construction/land development; $5.3 million in multifamily and $1.7 million in business loans.

Deposits. During the first nine months of 2011, deposits decreased $69.7 million to $850.5 million at September 30, 2011. The following table details the changes in our deposits:

		Increase /
		(Decrease)	Percentage
	Balance at	from	Increase /
	September 30, 2011	December 31, 2010	(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$5,843	$(2,857)	(32.8	) %
NOW	12,427	(1,031)	(7.7)
Statement savings	17,601	2,214	14.4
Money market	176,386	(17,596)	(9.1)
Certificates of deposit	638,288	(50,411)	(7.3)
	$850,545	$(69,681)	(7.6	) %

All of our deposit categories decreased except for statement savings as compared to December 31, 2010. The decreases in certificates of deposit of $50.4 million, money market accounts of $17.6 million and noninterest-bearing deposit accounts of $2.9 million comprised the majority of the decrease. The decrease in certificates of deposit was primarily the result of our strategic plan to continue to reduce our cost of funds through our pricing decisions designed to allow higher rate certificates of deposit to run-off. We also chose not to renew our public funds at maturity as they are more expensive to maintain due to additional state collateralization requirements. The decline in public funds represented $27.6 million, or 54.8% of the total decrease in certificates of deposit for the nine months ended September 30, 2011. In addition, customers that were more rate sensitive chose other investment options which contributed to the decline in our deposit balances. We did not have any brokered deposits at September 30, 2011 or December 31, 2010. Public funds totaled $31.1 million at September 30, 2011.

Advances from the FHLB. Total FHLB advances were $93.1 million at September 30, 2011, unchanged from December 31, 2010. During October 2011, we prepaid a $10.0 million fixed-rate advance due to mature in March 2012, at an interest rate of 2.82%. The prepayment penalty was $118,000. The early repayment of this advance was executed in order to utilize some of our excess liquidity and to reduce our cost of funds.

Investment Transactions Payable. During the quarter ended September 30, 2011, we purchased a $10.0 million U.S. Government agency security which settled in October 2011. We were required to record the transaction on the trade date even though the cash payment for the purchase will not be transferred until October 2011.

Stockholders’ Equity. Total stockholders’ equity increased $4.5 million, or 2.6%, to $179.0 million at September 30, 2011 from $174.5 million at December 31, 2010. The increase was primarily the result of our net income for the nine months ended September 30, 2011 of $3.3 million.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2011 and 2010.

General. Net income was $623,000 for the third quarter of 2011, an increase of $12.7 million from the $12.1 million loss in the comparable quarter in the prior year. Net interest income was $7.9 million and noninterest income was $556,000 for the third quarter of 2011, partially offset by the provision for loan losses of $1.3 million and noninterest expense of $6.5 million. For the nine months ended September 30, 2011, net income was $3.3 million, an increase of $58.0 million from a net loss of $54.7 million for the same period in 2010. The change was primarily the result of decreases in the provision for loan losses of $46.9 million, noninterest expense of $4.9 million and provision for federal income taxes of $4.0 million for the nine months ended September 30, 2011 compared to the first nine months of 2010.

Net Interest Income. Our net interest income for the quarter ended September 30, 2011, decreased $511,000 to $7.9 million, as compared to $8.4 million for the same quarter in 2010. A decrease of $2.0 million in interest expense was offset by a $2.6 million reduction in interest income. Average interest-earning assets decreased $153.7 million to $1.1 billion for the three months ended September 30, 2011, from the same quarter in 2010. Average interest-bearing liabilities decreased $145.5 million to $950.9 million for the third quarter of 2011 compared to the third quarter of 2010. During the same period, our yield on interest-earning assets decreased 26 basis points while our cost of funds decreased 50 basis points. Our interest rate spread for the quarter ended September 30, 2011 increased 24 basis points to 2.67% from 2.43% during the same quarter in 2010. Our net interest margin for the third quarter of 2011 increased 20 basis points to 2.91% from 2.71% for the same quarter last year.

Our net interest income for the nine months ended September 30, 2011 increased $418,000 to $24.9 million, as compared to $24.5 million for the same period in 2010. A decrease of $7.1 million in interest expense was partially offset by a $6.7 million reduction in interest income. Average interest-earning assets decreased $144.0 million for the nine months ended September 30, 2011, from $1.2 billion for the same period in 2010. Average interest-bearing liabilities decreased $117.5 million to $975.1 million for the nine months ended September 30, 2011 from the same nine month period in 2010. The yield on interest-earning assets decreased 16 basis points to 4.78% while our cost of funds decreased 65 basis points increasing our interest rate spread for the first nine months of 2011 by 49 basis points to 2.80% from 2.31% for the same period last year. Our net interest margin for the first nine months of 2011 increased 39 basis points to 3.02% as compared to 2.63% for the same period last year.

The following table sets forth the effects of changes in rates and volumes on our net interest income:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Compared to September 30, 2010 Increase/(Decrease)			Compared to September 30, 2010 Increase/(Decrease)
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$782	$(3,062)	$(2,280)	$2,367	$(9,167)	$(6,800)
Investments available for sale	(207)	(121)	(328)	(814)	840	26
Interest-bearing deposits	(5)	52	47	-	83	83
Total net change in income on
interest-earning assets	570	(3,131)	(2,561)	1,553	(8,244)	(6,691)

Interest-bearing liabilities:
NOW	(7)	(1)	(8)	(25)	(1)	(26)
Statement savings	(32)	1	(31)	(97)	6	(91)
Money market	(262)	(54)	(316)	(1,010)	(137)	(1,147)
Certificates of deposit	(715)	(512)	(1,227)	(3,214)	(1,264)	(4,478)
Advances from the FHLB	(104)	(364)	(468)	(314)	(1,053)	(1,367)
Total net change in expense on
interest-bearing liabilities	(1,120)	(930)	(2,050)	(4,660)	(2,449)	(7,109)

Change in net interest income	$1,690	$(2,201)	$(511)	$6,213	$(5,795)	$418

Interest Income. Total interest income for the third quarter of 2011 decreased $2.6 million, or 17.1%, to $12.4 million from $15.0 million as compared to the third quarter of 2010. Total interest income for the nine months ended September 30, 2011 decreased $6.7 million, or 14.5% to $39.4 million from $46.1 million as compared to the nine months ended September 30, 2010.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended September 30, 2011 and 2010:

					Increase /
	Three Months Ended September 30,				(Decrease) in
	2011		2010		Interest and
	Average		Average		Dividend
	Balance	Yield	Balance	Yield	Income
	(Dollars in thousands)

Loans receivable, net	$743,439	6.13%	$957,529	5.71%	$(2,280)
Investments available for sale	133,001	2.78	147,304	3.41	(328)
Interest-bearing deposits	200,039	0.25	125,367	0.26	47
FHLB stock	7,413	-	7,413	-	-
Total interest-earning assets	$1,083,892	4.59%	$1,237,613	4.85%	$(2,561)

Interest income from loans decreased $2.3 million during the third quarter of 2011 as compared to the same quarter in 2010. The decrease in loan interest income was primarily the result of a decrease in the average loan balance of $214.1 million resulting in a $3.1 million decrease in interest income for the quarter as compared to the third quarter of 2010. This decrease was partially offset by an increase in the average yield on the loan portfolio of 42 basis points, resulting in an increase of $782,000 in interest income. The decrease in the average loan portfolio was due to weaker loan demand, paydowns due to normal borrower activity, short sales, charge-offs and transfers of nonperforming loans to OREO. Interest income on investments available for sale decreased $328,000 to $926,000 for the quarter ended September 30, 2011, compared to $1.3 million for the comparable quarter in 2010. The decrease in interest income from investments available for sale was due to the decrease in the average balance of investments available for sale of $14.3 million, resulting in a decrease of $121,000 in interest income. In addition, the yield earned on investments declined to 2.78% during the third quarter of 2011 from 3.41% for the same quarter in 2010, resulting in a $207,000 decrease in interest income.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,				Increase /
	2011		2010		(Decrease) in
	Average		Average		Interest and
	Balance	Yield	Balance	Yield	Dividend Income
	(Dollars in thousands)
Loans receivable, net	$784,956	6.07%	$999,414	5.67%	$(6,800)
Investments available for sale	149,596	3.02	123,654	3.63	26
Interest-bearing deposits	158,077	0.25	113,533	0.25	83
FHLB stock	7,413	-	7,413	-	-
Total interest-earning assets	$1,100,042	4.78%	$1,244,014	4.94%	$(6,691)

Interest income from loans decreased $6.8 million during the first nine months of 2011 compared to the same period in 2010. The decrease in interest income was due to a decrease in average loan balances of $214.5 million resulting in a decrease in interest income of $9.2 million, partially offset by an increase in the average yield of 40 basis points, or $2.4 million. Interest income on investments available for sale remained relatively unchanged at $3.4 million for the nine months ended September 30, 2011 and 2010. The average balance of investments available for sale increased $25.9 million for the nine months ended September 30, 2011 from the same period in 2010 which resulted in an $840,000 increase in interest income. The yield on investments available for sale decreased 61 basis points resulting in an $814,000 decline in interest income.

Interest Expense. Total interest expense for the three months ended September 30, 2011 was $4.6 million, a decrease of $2.0 million compared to $6.6 million for the third quarter of 2010.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Increase /
	2011		2010		(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW	$12,690	0.16%	$13,578	0.38%	$(8)
Statement savings	16,827	0.26	16,523	1.02	(31)
Money market	175,814	0.43	196,945	1.03	(316)
Certificates of deposit	652,549	2.31	727,314	2.75	(1,227)
Advances from the FHLB	93,066	2.53	142,069	2.98	(468)
Total interest-bearing liabilities	$950,946	1.92%	$1,096,429	2.42%	$(2,050)

Interest expense on our money market accounts decreased $316,000, primarily as a result of a decrease in the average cost of these funds of 60 basis points or $262,000 to 0.43% from 1.03% for the third quarter of 2011 compared to the same quarter in 2010. The average cost of our certificates of deposit decreased 44 basis points, or $715,000 as compared to the third quarter of 2010 due to maturing certificates repricing to lower rates. The decline in interest expense was also the result of a $74.8 million decrease in the average balance of certificates of deposit, resulting in a $512,000 reduction in interest expense. Interest expense related to our FHLB advances decreased $468,000 primarily as a result of the decrease in the average balance of our advances to $93.1 million as compared to $142.1 million at September 30, 2010, resulting in a $364,000 reduction in interest expense. In addition, our cost of funds for these advances decreased 45 basis points to 2.53% from 2.98% for the third quarter of 2011 compared to the same quarter in 2010, decreasing interest expense by $104,000.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the nine months ended September 30, 2010 and 2011:

	Nine Months Ended September 30,				Increase /
	2011		2010		(Decrease) in
	Average		Average		Interest
	Balance	Cost	Balance	Cost	Expense
	(Dollars in thousands)

NOW	$12,818	0.18%	$13,175	0.44%	$(26)
Statement savings	16,343	0.38	15,711	1.16	(91)
Money market	182,800	0.57	196,787	1.31	(1,147)
Certificates of deposit	670,116	2.36	726,313	3.00	(4,478)
Advances from the FHLB	93,066	2.50	140,631	2.95	(1,367)
Total interest-bearing liabilities	$975,143	1.98%	$1,092,617	2.63%	$(7,109)

Our interest expense for the nine months ended September 30, 2011 decreased $7.1 million to $14.5 million from $21.6 million for the same period in 2010. The average cost of funds for the money market accounts decreased 74 basis points resulting in a $1.0 million reduction in interest expense for the first nine months of 2011 as compared to the same period in 2010. The average balance of our money market accounts decreased $14.0 million, resulting in a further decrease of $137,000 in interest expense as compared to the same period last year. The average cost of our certificates of deposit for the nine months ended September 30, 2011 decreased 64 basis points compared to the first nine months of 2010 resulting in a decline in interest expense of $3.2 million. This decline in interest expense was also affected by a decrease in the average balance of certificates of deposit of $56.2 million, which resulted in an additional $1.3 million decline in interest expense. Interest expense related to advances from the FHLB decreased $1.4 million for the nine months ended September 30, 2011 from the same period in 2010 primarily due to the $47.6 million decline in the average balance of advances. The average cost of funds for our advances decreased 45 basis points during this same period.

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

During the quarter ended September 30, 2011, management evaluated the adequacy of the ALLL and concluded that a provision of $1.3 million was required for the quarter, a decrease of $10.7 million compared to the same quarter in 2010. This decline was a result of the significant improvement in our nonperforming loans over the past year. Nonperforming loans decreased $62.6 million, or 67.0% to $30.8 million at September 30, 2011 from $93.4 million at September 30, 2010. We have been very proactive in identifying our problem loans and implementing workout strategies. The $1.3 million provision for loan losses represents a $300,000 decrease from the second quarter of 2011. This decrease was primarily the result of the reduction in the amount of charge-offs, a decrease in nonperforming loans of $7.1 million and the relatively unchanged amount of delinquent loans less than 90 days past due which totaled $6.6 million at September 30, 2011.

We believe that the ALLL as of September 30, 2011 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future changes to the allowance may become necessary based upon changing economic conditions, the level of loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by the Bank’s regulators as part of their routine examination process, which may result in the establishment of additional reserves or charge-offs, based upon their judgment of information available to them at the time of their examination.

For the nine months ended September 30, 2011, the provision for loan losses was $4.1 million compared to $51.0 million for the same period in 2010. The provision for loan losses and net charge-offs of $10.0 million during the nine months ended September 30, 2011 resulted in a decrease in the ALLL to $16.6 million from $22.5 million at December 31, 2010. The ALLL as a percent of nonperforming loans increased to 54.0% at September 30, 2011 compared to the following at the dates indicated:

June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
44.8%	39.6%	35.8%	30.4%

The following table presents a breakdown of our nonperforming assets and as a percent of total assets at the dates indicated:

	September 30, 2011	December 31, 2010	September 30, 2010	Nine Month Increase / (Decrease)	One Year Increase / (Decrease)
	(Dollars in thousands)
One-to-four family residential (1)	$12,859	$22,688	$37,420	$(9,829)	$(24,561)
Multifamily	638	-	-	638	638
Commercial real estate	5,400	7,306	8,170	(1,906)	(2,770)
Construction/land development	11,891	32,885	47,672	(20,994)	(35,781)
Consumer	44	57	181	(13)	(137)
Total nonperforming loans	30,832	62,936	93,443	(32,104)	(62,611)
OREO	25,201	30,102	22,927	(4,901)	2,274
Total nonperforming assets	$56,033	$93,038	$116,370	$(37,005)	$(60,337)
Nonperforming assets as a percent of total assets	4.9%	7.8%	9.1%
_____________________
(1) The majority of these loans are related to investor rental properties.

Nonperforming loans include loans to borrowers who are experiencing deteriorating financial conditions and there is doubt as to the ultimate recoverability of the full principal and interest due the Bank in accordance with the terms of the loan agreement. Nonperforming loans decreased $32.1 million to $30.8 million at September 30, 2011, from $62.9 million at December 31, 2010. This decrease was the result of $16.5 million of loans becoming nonperforming during the nine months ended September 30, 2011 offset by $10.3 million in charge-offs, $17.6 million in short sales and $20.7 million of loans transferred to OREO.

The three largest nonperforming loans in the commercial real estate portfolio at September 30, 2011, consisted of a $943,000 loan secured by four individual rooming/dormitory style houses located in Snohomish County, a $692,000 loan secured by a gas station/convenience store located in Thurston County and a $570,000 loan secured by a warehouse/office building located in King County.

The three largest nonperforming, construction/land development loans included a $3.6 million loan secured by 34 acres intended for a 251-unit development located in Whatcom County. The project consists of 77 detached condominium lots (single-family residences) and vacant land for 174 attached units (multifamily). The second largest nonperforming construction/land development loan is a $1.3 million loan secured by 55 finished lots for residential development, of which, 15 lots have been sold, located in Thurston County.  The third largest nonperforming, construction/land development loan is a $1.1 million loan secured by 43 finished lots for residential development, of which, 18 lots have been sold, located in Kitsap County.

Nonperforming assets decreased for the sixth consecutive quarter. At their peak, nonperforming assets reached $166.4 million at March 31, 2010 decreasing to $56.0 million at September 30, 2011, representing a $110.4 million, or 66.3% decrease.

The following table presents a breakdown of our TDRs:

	September 30,	December 31,	September 30,	Nine Month	One Year
	2011	2010	2010	$ Change	$ Change
	(In thousands)
Performing TDRs:
One-to-four family residential	$53,029	$45,244	$34,227	$7,785	$18,802
Multifamily	2,512	2,515	2,523	(3)	(11)
Commercial real estate	10,409	10,413	6,071	(4)	4,338
Construction/land development	-	133	-	(133)	-
Consumer	70	70	70	-	-
Total performing TDRs	66,020	58,375	42,891	7,645	$23,129

Nonaccrual TDRs:
One-to-four family residential	5,185	7,510	14,290	(2,325)	(9,105)
Commercial real estate	1,531	3,428	3,581	(1,897)	(2,050)
Construction/land development	472	5,361	10,516	(4,889)	(10,044)
Total nonaccrual TDRs	7,188	16,299	28,387	(9,111)	(21,199)
Total TDRs	$73,208	$74,674	$71,278	$(1,466)	$1,930

Our TDRs decreased $1.5 million, or 2.0% to $73.2 million at September 30, 2011 as compared to $74.7 million at December 31, 2010. During the first nine months of 2011, we added $10.8 million of new performing TDRs and transferred $8.6 million of nonperforming TDRs to OREO while $2.1 million of nonperforming TDRs were paid-off with the remaining activity relating to principal payments and charge-offs.

As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included lowering the interest rate on the loan for a period of time and/or extending the maturity date of the loan or allowing interest only payments for a period of time. These modifications are granted only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and is in the Bank’s best interest. Of the $73.2 million in TDRs at September 30, 2011, $66.0 million were classified as performing and $7.2 million were not performing according to their restructured terms. Of the $66.0 million of performing TDRs, $33.9 million were related to an “A” note as a result of an “A/B” note workout strategy where the “A” note amount was the current loan balance charged down to result in an acceptable loan to value ratio and positive debt service coverage and the “B” note was charged-off at the time of the restructure.

The largest TDR relationship at September 30, 2011 was $13.8 million (which included both construction/land development loans as well as one-to-four family residential rental properties located in King, Kitsap, Pierce and Thurston Counties). At September 30, 2011, there were no undisbursed funds to that builder in connection with these TDRs.

The following table presents a breakdown of our OREO at September 30, 2011:

	King County	Pierce County	Kitsap County	All other counties	Total OREO	Percent of Total OREO
	(Dollars in thousands)
One-to-four family residential	$2,874	$4,065	$1,515	$776	$9,230	36.6%
Commercial real estate	2,643	4,375	1,201	450	8,669	34.4
Construction/land development	1,763	3,982	203	1,354	7,302	29.0
Total OREO	$7,280	$12,422	$2,919	$2,580	$25,201	100.0%

The following table represents a breakdown of our OREO activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Beginning Balance	$25,979	16,493	$30,102	11,835
Loans transferred to OREO	4,787	17,177	20,737	34,843
Capitalized improvements	91	202	181	488
Dispositions of OREO	(5,141)	(2,016)	(24,387)	(19,055)
Market value adjustments	(515)	(8,929)	(1,432)	(5,184)
Ending Balance	$25,201	$22,927	$25,201	$22,927

We sold $5.1 million of OREO during the third quarter of 2011 which was comprised of 24 properties and generated a net gain of $293,000. For the first nine months of 2011 we sold $24.4 million of OREO and generated a net gain of $1.4 million. The three largest OREO properties in terms of market value at September 30, 2011 were a residential development with 45 completed lots valued at $1.5 million, an office/retail building valued at $1.4 million, with both properties located in Pierce County, and an office/retail building valued at $1.3 million located in King County.

During the remainder of 2011, we will focus our efforts on converting nonperforming loans to OREO through foreclosure or deeds in lieu of foreclosure and selling the properties. These properties consist primarily of non-owner occupied and completed one-to-four family residential homes. By taking ownership of these properties, we can convert nonearning assets into earning assets on a more timely basis.

The following table summarizes selected financial data related to our ALLL:

	At or For the Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)

Provision for loan losses	$4,100	$51,000
Charge-offs	$10,337	$56,506
Recoveries	$337	$867
ALLL	$16,634	$28,400
ALLL as a percent of total loans outstanding
at the end of the period, net of undisbursed funds	2.23%	3.00%
ALLL as a percent of nonperforming loans
at the end of the period, net of undisbursed funds	53.95%	30.39%
Total nonaccrual and 90 days or more past due loans,
net of undisbursed funds	$30,832	$93,443
Nonaccrual and 90 days or more past due loans as a
percent of total loans, net of undisbursed funds	4.13%	9.87%
Total loans receivable, net of undisbursed funds	$745,708	$946,649
Total loans originated, net of undisbursed funds	$22,203	$55,339

Noninterest Income. Noninterest income increased $518,000 to $556,000 for the three months ended September 30, 2011 from $38,000 in the comparable quarter in 2010. For the nine months ended September 30, 2011, noninterest income increased $1.8 million to $2.0 million from $146,000 for the same period in 2010.

The following tables provide a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended September 30, 2011	Increase/ (Decrease) from September 30, 2010	Percentage Increase/ (Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$17	$(5)	(22.7	) %
Loan service fees	59	30	103.5
Net gain on sale of investments	479	479	100.0
Amortization of servicing rights	(24)	13	35.1
Other	25	1	4.2
Total noninterest income	$556	$518	1,363.2%

The increase in noninterest income was primarily due to a $479,000 net gain on the sale of $43.1 million of long-term, fixed-rate, mortgage-backed securities during the third quarter of 2011 with no comparable sales in the third quarter of 2010.

	Nine Months Ended September 30, 2011	Increase/ (Decrease) from September 30, 2010	Percentage Increase/ (Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$65	$(10)	(13.3	) %
Loan service fees	153	35	29.7
Net gain on sale of investments	1,741	1,741	100.0
Amortization of servicing rights	(60)	49	45.0
Other	79	17	27.4
Total noninterest income	$1,978	$1,832	1,254.8%

The increase in noninterest income for the nine months ended September 30, 2011 from the comparable period in 2010 was the result of $1.7 million in net gains on the sales of $72.9 million of investments with no comparable sales during the first nine months of 2010.

Noninterest Expense. Noninterest expense decreased $2.0 million during the quarter ended September 30, 2011 to $6.5 million as compared to $8.5 million for the same quarter in 2010. For the nine months ended September 30, 2011 noninterest expense decreased $4.9 million to $19.5 million from $24.4 million for the same nine month period in 2010.

The following tables provide the detail of the changes in noninterest expense:

	Three Months Ended September 30, 2011	Increase/ (Decrease) from September 30, 2010	Percentage Increase/ (Decrease)
	(Dollars in thousands)

Compensation and benefits	$3,544	$286	8.8%
Occupancy and equipment	370	(41)	(10.0)
Professional fees	449	(215)	(32.4)
Data processing	181	(10)	(5.2)
(Gain) loss on sale of OREO property, net	(293)	(88)	42.9
OREO market value adjustments	515	(1,501)	(74.5)
OREO related expenses, net	540	(422)	(43.9)
FDIC/OTS assessments	578	(332)	(36.5)
Insurance and bond premiums	248	98	65.3
Marketing	43	(6)	(12.2)
Other general and administrative	338	244	259.6
Total noninterest expense	$6,513	$(1,987)	(23.4	) %

The decrease in noninterest expense for the third quarter of 2011 as compared to the same period in 2010 was primarily a result of the $2.0 million decrease in OREO related expenses (net of gain on sales of OREO property) incurred during the third quarter of 2011 to $762,000 as compared to $2.8 million in the comparable period in 2010. This decrease was attributable to the stabilization of real estate market values in 2011 and the addition, during the second half of 2010, of experienced personnel knowledgeable in evaluating market trends. The combination of these two factors contributed to the increase in the net gain on sales of OREO properties during the quarter ended September 30, 2011 from the same period in 2010. Compensation and benefits expense increased $286,000 as compared to the same quarter last year due predominately to pension expense as a result of a lower than expected yield earned on the underlying investments in the plan and the vesting of new employees into the plan.

	Nine Months Ended September 30, 2011	Increase/ (Decrease) from September 30, 2010	Percentage Increase/ (Decrease)
	(Dollars in thousands)

Compensation and benefits	$10,047	$708	7.6%
Occupancy and equipment	1,167	(93)	(7.4)
Professional fees	1,431	(179)	(11.1)
Data processing	573	40	7.5
(Gain) loss on sale of OREO property, net	(1,427)	(1,645)	(754.6)
OREO market value adjustments	1,432	(3,752)	(72.4)
OREO related expenses, net	2,376	4	0.2
FDIC/OTS assessments	1,900	(105)	(5.2)
Insurance and bond premiums	743	294	65.5
Marketing	154	(16)	(9.4)
Other general and administrative	1,111	(126)	(10.2)
Total noninterest expense	$19,507	$(4,870)	(20.0	) %

The decrease in noninterest expense for the nine months ended September 30, 2011 from the comparable period in 2010 was primarily the result of the decrease in net OREO related expenses of $5.4 million to $2.4 million from $7.8 million. The decrease was partially offset by a $708,000 increase in compensation and benefits expenses. Both the decrease in OREO related expenses and the increase in compensation and benefits expenses resulted from the same events as previously described above for the third quarter of 2011.

Federal Income Tax Expense. We did not record any federal income tax expense for the third quarter or the nine months ended September 30, 2011, as we utilized our tax loss carryforward.

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

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At September 30, 2011, certificates of deposit scheduled to mature in one year or less totaled $363.3 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

While our primary source of funds is our deposits, when deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to advances from the FHLB, wholesale funding, federal funds purchased, dealer repurchase agreements and other short-term alternatives as permissible by regulation. At September 30, 2011, the Bank maintained credit facilities with the FHLB totaling $117.4 million with an outstanding balance of $93.1 million. Effective September 30, 2011, we also have a $10.0 million credit facility with another financial institution with no balance outstanding. For additional information see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability until the instrument is exercised. At September 30, 2011, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at September 30, 2011.

		Amount of Commitment Expiration - Per Period
			After	After
			One	Three
	Total		Through	Through	After
	Amounts	Through	Three	Five	Five
	Committed	One Year	Years	Years	Years
	(In thousands)

Commitments to originate loans	$1,192	$1,192	$-	$-	$-
Unused portion of lines of credit	8,579	810	2,803	216	4,750
Undisbursed portion of construction loans	2,591	1,821	270	500	-
Total commitments	$12,362	$3,823	$3,073	$716	$4,750

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

Capital

At September 30, 2011, stockholders’ equity totaled $179.0 million, or 15.70% of total assets. Our book value per share of common stock was $9.52 as of September 30, 2011, as compared to $9.28 as of December 31, 2010. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” institution in accordance with regulatory standards. As of September 30, 2011, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank only were as follows at September 30, 2011: Tier 1 leverage capital 12.76% (as compared to 10% required under the Order); Tier 1 risk-based capital 22.60%; and Total risk-based capital 23.87% (as compared to 12% required under the Order). The regulatory capital requirements to be considered well capitalized are 10%, 6% and 5%, respectively. The Bank met the financial ratios for “well-capitalized” status at September 30, 2011, however, the Bank is no longer regarded as “well-capitalized” for federal regulatory purposes as a result of the deficiencies cited in the Order. In addition, at September 30, 2011, First Financial Northwest, the parent company of the Bank, had $18.4 million of available cash to increase its investment in the Bank.

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

Our income simulation model examines changes in net interest income in which interest rates are assumed to remain at their base level, gradually increase by 100, 200 and 300 basis points over a 12-month period, or decline assuming a gradual 100 basis point reduction in rates. Reductions of rates by 200 and 300 basis points were not reported due to the very low current rate environment and the unlikely nature of rates declining further. Based on information as of September 30, 2011, our model indicated that net interest income over the next 12 months would grow in the increasing rate scenarios of 100, 200 and 300 basis points as well as in the declining 100 basis points scenario.

Our net interest income increases in all three rising rate scenarios. Interest income increases due to our current level of liquidity, which is mainly interest-bearing deposits we hold in other banks and variable rate investment securities. As interest rates rise these investments reprice to reflect higher yields and higher interest income. Our loan portfolio is comprised predominately of fixed-rate products so changing interest rates have minimal affect on the change in interest income earned from our loan portfolio. Interest expense in the rising rate scenario decreases primarily due to higher costing certificates of deposits continuing to reprice to lower rates. If rates were to gradually increase 100 basis points over the next 12 months the weighted-average cost for renewed certificates of deposit would be approximately 1.35%. The current cost of these maturing certificates of deposit is 2.09%. We also receive a benefit from the sensitivity of our interest-bearing deposit liabilities, as the cost of these products does not increase at the same rate that prevailing interest rates increase.

In a declining interest rate environment of 100 basis points, net interest income increases as reductions in interest expense outweigh declines in interest income. In this rate environment our interest-bearing deposits in other banks reprice to lower yields from the current yield of 25 basis points and interest earned on our investment portfolio declines due to prepayments. Interest income from our loan portfolio does not change significantly because of its fixed-rate nature. Our interest expense declines as core deposits and maturing certificates of deposit reprice downwards. The weighted-average cost for renewed certificates of deposit declines to approximately 0.51%, a decrease of 158 basis points compared to the current cost of 2.09%.

During the third quarter of 2011, we completed several transactions to improve the Bank’s interest rate risk profile. We sold $43.1 million of fixed-rate, mortgaged-backed securities, purchased $47.7 million of variable rate investment securities and added $22.6 million of interest-bearing deposits primarily from principal and interest payments from out investment and loan portfolios. Together these actions resulted in a significant increase in the level of interest sensitive assets on our balance sheet. Model results reflecting these shifts in interest sensitive assets are included in the table below:

September 30, 2011
Net Interest Income Change
Basis Point Change in Rates		% Change
	+300	17.0%
	+200	14.7
	+100	12.2
	Base	8.4
	(100)	6.1
(1)	(200)	N/A
(1)	(300)	N/A

(1) The current federal funds rate is 0.25% making a 200 and 300 basis point drop impossible.

The changes indicated by the simulation model represent anticipated changes in net interest income over a 12 month period if rates were to gradually increase or decrease by the specified amount. The simulation assumes that the size of the balance sheet remains stable with no growth or contraction regardless of interest rate movements. Additionally, the tendency for loan and investment prepayments to accelerate in falling interest rate scenarios and slow when interest rates rise are incorporated in the model assumptions.

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

Economic Value of Equity (EVE) Simulation Model Results

The following table illustrates the change in the net portfolio value at September 30, 2011 that would occur in the event of an immediate change in interest rates equally across all maturities. The simulation model results are reported quarterly and are predicated upon a stable balance sheet, with no growth or change in asset or liability mix. Although the net portfolio value measurement provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

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

September 30, 2011
					Net Portfolio as % of
Basis Point		Net Portfolio Value (2)			Portfolio Value of Assets		Market Value
Change in Rates		Amount	$ Change	% Change	NPV Ratio (3)	% Change (4)	of Assets (5)
(Dollars in thousands)
+300		$147,737	$(50,913)	(25.6)%	13.6%	(4.4)%	$1,083,008
+200		165,242	(33,408)	(16.8)	14.9	(2.9)	1,111,255
+100		183,408	(15,242)	(7.7)	16.1	(1.3)	1,141,113
Base		198,650	-	-	17.0	-	1,169,160
(100)		207,767	9,117	4.6	17.5	0.8	1,187,404
(200)	(1)	N/A	N/A	N/A	N/A	N/A	N/A
(300)	(1)	N/A	N/A	N/A	N/A	N/A	N/A

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

In the simulated upward rate shift of the yield curve, the discount rates used to calculate the present value of assets and liabilities will increase, causing the present values of fixed-rate assets to decline and fixed-rate liabilities to increase. Our EVE simulation model results as of September 30, 2011 indicated that if rates increased 100, 200 or 300 basis points the market value of our assets would decrease. This decrease is largely because of the fixed-rate nature of our loan and investment portfolios. The fair value of our equity would also decrease under all three rising rate shift scenarios. The opposite occurs if rates were to decline. The discount rates used to calculate the present value of assets and liabilities will decrease, causing the present value of fixed-rate assets to increase and fixed-rate liabilities to decrease. If rates were to decrease by 100 basis points, the market value of our assets would increase and the fair value of equity would increase.

If interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth previously. Changes in U.S. Treasury rates in the designated amounts accompanied by changes in the shape of the Treasury yield curve could cause changes to the net portfolio value and net interest income other than those indicated previously.

At September 30, 2011, we had no derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be one of our primary risks as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of equity securities in the third quarter of 2011.

On February 18, 2009, the Board of Directors approved a second stock repurchase plan for the purchase of up to 2,056,752 shares, or approximately 10% of our outstanding shares of common stock. There are 294,400 shares remaining to be repurchased under this plan at September 30, 2011. Any future repurchases of stock would require regulatory approval as required by the Order and the MOU.

Under the terms of the MOU entered into with the OTS on April 14, 2010, the Company agreed, among other things, to provide notice to and obtain a written non-objection from the OTS prior to the Company declaring a dividend or redeeming any capital stock which is now enforced by the FRB as the successor to the OTS. Effective July 21, 2011 the FRB replaced the OTS as the Company’s primary regulator.

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
21              Subsidiaries of the Registrant
31.1           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32              Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.

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

First Financial Northwest, Inc.

Date: November 7, 2011	/s/Victor Karpiak
Victor Karpiak
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2011	/s/Kari Stenslie
Kari Stenslie
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.

58