Form 10-K
period 2011-12-31
First Financial Northwest, Inc.
filed 2012-03-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011	OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-33652

FIRST FINANCIAL NORTHWEST, INC.
(Exact name of registrant as specified in its charter)

Washington	26-0610707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Wells Avenue South, Renton, Washington	98057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(425) 255-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES        NO    X

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES        NO    X

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X    NO

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   YES  X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and  will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
YES         NO    X

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2011 was $92,441,578 (18,197,161) shares at $5.08 per share).  For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates.  As of March 2, 2012, the Registrant had outstanding 18,805,168 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.      Portions of Registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders  (Part III).

FIRST FINANCIAL NORTHWEST, INC.
2011 ANNUAL REPORT ON FORM 10-K

(i)

(ii)

Forward-Looking Statements

Certain matters in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision.  These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties.  Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, or result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System (“Federal Reserve”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, initiate additional enforcement actions against the Company or the  Bank to take additional corrective action and refrain from unsafe and unsound practices which may also require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, the requirements and restrictions that have been imposed upon the Company under the memoranda of understanding with the Federal Reserve and the consent order the Bank entered into with the FDIC and the DFI and the possibility that the Company and the Bank will be unable to fully comply with these enforcement actions which could result in the imposition of additional requirements or restrictions; our ability to pay dividends on our common stock; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair values of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological

(iii)

factors affecting our operations; pricing, products and services; and other risks detailed in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”). Any of the forward-looking statements that we make in this Form 10-K and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.  Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

As used throughout this report, the terms “we”, “our”, or “us” refer to First Financial Northwest, Inc. and our consolidated subsidiaries, including First Savings Bank Northwest and First Financial Diversified Corporation.

Internet Website

We maintain a website with the address www.fsbnw.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, on our investor information page.  These reports are posted as soon as reasonably practicable after they are electronically filed with the SEC.  All of our SEC filings are also available free of charge at the SEC’s website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.

(iv)

PART I

Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest” or “the Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007.  At December 31, 2011, we had total assets of $1.1 billion, net loans of $703.3 million, deposits of $788.7 million and stockholders’ equity of $181.3 million.  First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Savings Bank.

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

First Financial Northwest, Inc. is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”) as the successor to the Office of Thrift Supervision (“OTS”) in the oversight and regulation of savings and loan holding companies.  First Savings Bank is examined and regulated by the Washington State Department of Financial Institutions (“DFI”) and by the Federal Deposit Insurance Corporation (“FDIC”).  First Savings Bank is required to have certain reserves set by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank of Seattle (“FHLB”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”).

First Savings Bank is a community-based savings bank primarily serving the Puget Sound Region, which consists primarily of King and, to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington.  First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family, multifamily, commercial real estate, business, consumer and to a lesser extent construction/land development loans.  Our current business strategy includes an emphasis on one-to-four family residential, multifamily and commercial real estate lending.

At December 31, 2011, $335.5 million or 46.4% of our total loan portfolio was comprised of one-to-four family loans; commercial real estate loans were $232.3 million or 32.1%; multifamily loans were $113.7 million or 15.7%; construction/land development loans were $25.1 million or 3.5%; and consumer and business loans were $12.5 million and $3.9 million, or 1.7% and 0.6%, respectively.  Included in our one-to-four family residential, commercial real estate, multifamily and construction/land development portfolios at December 31, 2011, were $58.9 million, $20.3 million, $12.7 million and $5.0 million of total loans, respectively, to our five largest borrowing relationships.

The principal executive office of First Savings Bank is located at 201 Wells Avenue South, Renton, Washington, 98057, our telephone number is (425) 255-4400.

Regulatory Actions

On April 14, 2010, the OTS and members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement or Memorandum of Understanding (“MOU”) which is now enforced by the Federal Reserve as the successor to the OTS.  Under the terms of the MOU, the Company agreed, among other things, to provide notice to and obtain a written non-objection from the Federal Reserve prior to the Company (a) declaring a dividend or redeeming any capital stock and (b) incurring, issuing, renewing or repurchasing any new debt.  Further, in connection with a prior examination of the Bank by the FDIC and DFI, we must obtain a written non-objection from the FDIC before engaging in any transaction that would materially change the balance sheet composition (including growth in total assets of five percent or more), significantly change funding sources (including brokered deposits) or declare or pay cash dividends.  In addition, both First Financial Northwest and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

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

The Bank has implemented a comprehensive plan to achieve full compliance with the Order.  The Order contains target dates to achieve the items listed above, including that the Bank’s Tier 1 capital ratio and total risk-based capital ratio be at least 10% and 12%, respectively.  At December 31, 2011, the Bank’s Tier 1 capital ratio was 13.54% and its total risk-based capital ratio was 24.76%, both of which exceeded the requirements of the Order.

Adversely classified assets as a percent of Tier 1 capital plus the allowance for loan and lease losses (“ALLL”) was 128% at the beginning of 2010.  The Order required this ratio to be below 65% by March 2011 for the adversely classified assets identified at the time of that examination.  We achieved this target as of September 30, 2010 and remained in compliance with this requirement at December 31, 2011.

The Order also required that the Bank develop a written plan to systematically reduce the amount of loans to borrowers in the commercial real estate loan category, including its construction/land development loans which are considered commercial real estate for purposes of this calculation.  At September 30, 2010, the Bank’s commercial real estate loans, excluding owner-occupied properties, represented 314% of its total risk-based capital including construction/land development loans which equaled 84% of its total risk-based capital.  At December 31, 2011, the Bank’s concentration in commercial real estate loans was reduced to 229% of its risk-based capital including the construction/land development loan portfolio which equaled 30% of total risk-based capital.

The Order also required the Bank to obtain an independent management study and adopt a plan to implement the recommendations from the study, that was satisfactory to its regulators.  The Bank has obtained the independent management study and continues to work on implementing the study’s recommendations, including the addition of new Board members and the evaluation of senior management.  We have added two new Board members to the Board of Directors of the Bank and First Financial Northwest who we believe will further enhance the knowledge and expertise of each of these Boards of Directors. Effective December 31, 2011 two of our Board members retired and changed their status to directors emeriti.  Senior management has also been evaluated in connection with the independent management study and efforts are being made to identify outside individuals who would augment the leadership of our organization and who possess the experience and qualifications to strengthen and establish the foundation for our future growth.

A copy of the Order is attached to the Form 8-K that was filed with the SEC on September 27, 2010.  The Order will remain in effect until modified or terminated by the FDIC and the DFI.  For more information about the Order and its impact on First Financial Northwest and the Bank see “Item 1A.  Risk Factors – Certain regulatory restrictions are imposed on us; lack of compliance could result in monetary penalties and/or additional regulatory actions.”

Market Area

We consider our primary market area to be the Puget Sound Region, which consists primarily of King and, to a lesser extent, Pierce, Snohomish and Kitsap counties.  The economies of King, Pierce, Snohomish and Kitsap counties continued to experience economic challenges during 2011.  Home prices continued to experience downward pressure caused by significant foreclosure and short sale activity throughout 2011.

King County has the largest population of any county in the state of Washington, covering approximately 2,100 square miles.  It has a population of approximately 1.9 million residents, and a median household income of approximately $68,000 according to the 2010 U.S. Census.  King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, Paccar, Starbucks, Costco and Amazon.  According to the Washington State Employment Security Department, the unemployment rate for King County was 7.2% at December 31, 2011, compared to 8.3% at year end 2010 and the national average was 8.5% at December 31, 2011.  Residential housing values depreciated in the King County market by 15.0% during the year ended December 31, 2011 resulting in a median home price of $291,000.  Residential sales volumes increased by 9.5% in 2011 as compared to 2010 and inventory levels are projected to be 3.6 months according to the Northwest Multiple Listing Service.

Pierce County has the second largest population of any county in the state of Washington, covering approximately 1,800 square miles.  It has approximately 795,000 residents and a median household income of approximately $58,000 according to the 2010 U.S. Census.  The Pierce County economy is diversified with the presence of military related government employment (Joint base Lewis-McChord), transportation and shipping employment (Port of Tacoma) and aerospace related employment (Boeing).  According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 9.1% in December 2011, unchanged from December 2010.  Residential housing values depreciated in the Pierce County market by 19.7% during the year ended December 31, 2011 resulting in a median home price of $175,200 according to the Northwest Multiple Listing Service.  Residential sales volumes increased by 11.7% in 2011 as compared to 2010 and inventory levels are projected to be 4.6 months according to the Northwest Multiple Listing Service.

Snohomish County has the third largest population of any county in the state of Washington, covering approximately 2,090 square miles.  It has approximately 715,000 residents and a median household income of approximately $66,000 according to the 2010 U.S. Census.  The economy of Snohomish County is diversified with the presence of military related government employment (Everett Homeport Naval Base), aerospace related employment (Boeing) and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County decreased to 8.2% in December 2011 from 9.8% in December 2010. Residential housing values depreciated in the Snohomish County market by 9.3% during the year ended December 31, 2011 resulting in a median home price of $222,750.  Residential sales volumes increased by 12.0% in 2011 as compared to 2010, and inventory levels are projected to be 3.2 months according to the Northwest Multiple Listing Service.

Kitsap County has the seventh largest population of any county in the state of Washington, covering approximately 570 square miles.  It has approximately 250,000 residents and a median household income of approximately $60,000 according to the 2010 U.S. Census.  The Kitsap County economy is diversified with the presence of military related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail and education.  According to the Washington State Employment Security Department, the unemployment rate for Kitsap County increased to 7.6% in December 2011 from 7.3% in December 2010.  Residential housing values declined in the Kitsap County housing market by 3.0% in 2011 resulting in a median home price of $228,000 according to the Northwest Multiple Listing Service.  Residential sales volumes decreased by 4.7% in 2011 as compared to 2010 and inventory levels are projected to be 7.0 months according to the Northwest Multiple Listing Service.

For a discussion regarding the competition in our primary market area, see “Competition.”

Lending Activities

General.  We focus our lending activities primarily on loans secured by first mortgages on one-to-four family residences, commercial and multifamily real estate, business and to a lesser extent construction/land development lending.  We offer a limited variety of consumer secured loans as an accommodation to our customers, including savings account loans and home equity loans, which include lines of credit and second mortgage loans.   As of December 31, 2011, our net loan portfolio totaled $703.3 million and represented 66.4% of our total assets.

Our current loan policy limits the maximum amount of loans we can make to one borrower to 15% of the Bank’s risk-based capital.  As of December 31, 2011, the maximum amount which we could lend to any one borrower was $23.1 million based on our policy.  Exceptions may be made to this policy with the prior approval of the Board of Directors if the borrower exhibits financial strength or compensating factors that sufficiently offset any exceptions and are based on the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations and current payment history.  The five largest lending relationships as of December 31, 2011 in descending order are:

	Aggregate Balance of Loans at		Number
Borrower (1)	December 31, 2011 (2)		of Loans
	(Dollars in thousands)

Real estate builder	$26,549		99
Real estate builder	19,236	(3)	99
Real estate investor	18,170		3
Real estate investor	16,564		40
Real estate builder	16,422	(4)	79
Total	$96,941		320
_______
(1)	The composition of borrowers represented in the table may change between periods.
(2)	Net of undisbursed funds.
(3)	Of this amount, $17.9 million are considered impaired loans of which $13.3 million are performing and $4.6 million are nonperforming.
(4)	Of this amount, $15.6 million are considered impaired loans of which $13.0 million are performing and $2.6 million are nonperforming.

During 2011, we continued to decrease loan concentration levels in our five largest lending relationships.  At December 31, 2011, loans to our five largest lending relationships totaled $96.9 million compared to $121.1 million at December 31, 2010, a decrease of $24.2 million or 20.0%.  In addition, we have also decreased the number of loan relationships that exceeded our loan policy limit to one borrower to a single borrower at December 31, 2011 from three at December 31, 2010, thus further reducing our concentration risk.

The following table details the breakdown of the types of loans to our top five lending relationships at December 31, 2011.

Borrower	One-to-Four Family Residential (Rental Properties)	Multifamily	Commercial Real Estate (Rental Properties)	Construction/Land Development (1)	Aggregate Balance of Loans (1)
	(In thousands)

Real estate builder	$17,864	$--	$103	$8,582	$26,549
Real estate builder (2)	14,862	--	238	4,136	19,236
Real estate investor	--	--	18,170	--	18,170
Real estate investor	10,601	5,019	944	--	16,564
Real estate builder (3)	15,601	--	821	--	16,422
Total	$58,928	$5,019	$20,276	$12,718	$96,941
________
(1)	Net of undisbursed funds.
(2)
Of the $17.9 million loans considered impaired, $13.6 million are one-to-four family residential loans, $4.1 million are construction/land development loans and $200,000 are commercial real estate loans.

(3)	Of the $15.6 million loans considered impaired, $14.8 million are one-to-four family residential loans and $800,000 are commercial real estate loans.

Some of the builders listed in the above tables, as part of their previous business strategy, retained a certain percentage of their finished homes in their own inventory of permanent investment properties, (i.e. one-to-four family rental properties).  In the past, these properties were used to enhance the builders’ liquidity through rental income and improve their long-term equity position through the appreciation in market value of the properties.  Due to the continued, prolonged depressed housing market and the challenging local economy, this business strategy was not sustainable for these builders.  As a result, we have incurred losses related to these builders and have significantly reduced our exposure to these builders over the past two years.  We continue to work with these builders to further reduce our exposure.  For the three builders included in the previous table, the total one-to-four family rental properties decreased $6.4 million, or 11.7% to $48.3 million at December 31, 2011 from $54.7 million at December 31, 2010.  These builders have been and at December 31, 2011 were in compliance with their respective restructured loans.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential (1):
Permanent	$335,412	46.4%	$393,334	44.1%	$481,046	43.1%	$499,562	43.9%	$410,028	40.9%
Construction	--	--	5,356	0.6	15,685	1.4	12,884	1.2	14,835	1.5
	335,412	46.4	398,690	44.7	496,731	44.5	512,446	45.1	424,863	42.4

Multifamily (2):
Permanent	110,148	15.2	140,762	15.8	128,943	11.5	99,790	8.8	76,039	7.6
Construction	3,526	0.5	4,114	0.5	17,565	1.6	1,150	0.1	--	--
	113,674	15.7	144,876	16.3	146,508	13.1	100,940	8.9	76,039	7.6

Commercial real estate (2):
Permanent	218,032	30.2	237,708	26.6	251,185	22.5	223,360	19.6	182,334	18.2
Construction	12,500	1.7	28,362	3.2	31,605	2.8	28,876	2.5	15,489	1.6
Land	1,811	0.2	6,643	0.7	6,206	0.6	8,491	0.8	6,975	0.7
	232,343	32.1	272,713	30.5	288,996	25.9	260,727	22.9	204,798	20.5

Construction/land development (2):
One-to-four family residential	6,194	0.9	26,848	3.0	95,699	8.6	145,329	12.8	179,167	17.9
Multifamily	855	0.1	1,283	0.1	3,624	0.3	13,322	1.2	13,322	1.3
Commercial real estate	1,104	0.2	1,108	0.1	1,129	0.1	1,324	0.1	1,324	0.1
Land development	16,990	2.3	27,262	3.1	63,501	5.7	90,537	7.9	94,565	9.5
	25,143	3.5	56,501	6.3	163,953	14.7	250,512	22.0	288,378	28.8

Business	3,909	0.6	479	0.1	353	0.1	--	--	--	--
Consumer	12,499	1.7	19,127	2.1	18,678	1.7	12,927	1.1	6,672	0.7
Total loans	722,980	100.0%	892,386	100.0%	1,115,219	100.0%	1,137,552	100.0%	1,000,750	100.0%

Less:
Loans in process	1,372		10,975		39,942		82,541		108,939
Deferred loan fees, net	1,761		2,421		2,938		2,848		3,176
Allowance for loan losses	16,559		22,534		33,039		16,982		7,971

Loans receivable, net	$703,288		$856,456		$1,039,300		$1,035,181		$880,664

_____________
(1)   Includes $147.4 million and $173.4 million of non-owner occupied loans at December 31, 2011 and 2010, respectively.
(2)   We do not include construction loans that will convert to permanent loans in the construction/land development category. We consider these loans to be “rollovers” in that one loan is originated for both the construction loan and permanent financing.  These loans are classified according to the underlying collateral.  As a result, at December 31, 2011, we had $12.5 million, or 5.4%, of our total commercial real estate portfolio and $3.5 million, or 3.1%, of our total multifamily loan portfolio in these “rollover” type of loans. The $1.8 million of commercial real estate land loans are not included in the construction/land development category because we classify raw land or buildable lots where we do not intend to finance the construction as commercial real estate land loans.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family residential	$297,769	41.2%	$359,675	40.3%	$482,531	43.3%	$506,288	44.5%	$417,820	41.7%
Multifamily	105,420	14.6	140,210	15.7	128,561	11.5	99,510	8.8	75,748	7.6
Commercial real estate	208,418	28.8	235,947	26.4	270,604	24.3	245,447	21.6	183,922	18.4
Construction/land development	--	--	556	0.1	9,701	0.9	20,689	1.8	3,928	0.4
Total real estate	611,607	84.6	736,388	82.5	891,397	80.0	871,934	76.7	681,418	68.1

Business	1,355	0.2	124	--	150	--	--	--	--	--

Consumer	1,171	0.1	3,743	0.4	3,561	0.3	3,488	0.3	2,394	0.3

Total fixed-rate loans	614,133	84.9	740,255	82.9	895,108	80.3	875,422	76.0	683,812	68.4

ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family residential	37,643	5.2	39,015	4.4	14,200	1.3	6,158	0.6	7,043	0.7
Multifamily	8,254	1.1	4,666	0.5	17,947	1.6	1,430	0.1	291	--
Commercial real estate	23,925	3.3	36,766	4.1	18,392	1.6	15,280	1.3	20,876	2.1
Construction/land development	25,143	3.5	55,945	6.3	154,252	13.8	229,823	20.2	284,450	28.4
Total real estate	94,965	13.1	136,392	15.3	204,791	18.3	252,691	22.2	312,660	31.2

Business	2,554	0.4	355	0.1	203	--	--	--	--	--

Consumer	11,328	1.6	15,384	1.7	15,117	1.4	9,439	0.8	4,278	0.4

Total adjustable-rate loans	108,847	15.1	152,131	17.1	220,111	19.7	262,130	23.0	316,938	31.6

Total loans	722,980	100.0%	892,386	100.0%	1,115,219	100.0%	1,137,552	100.0%	1,000,750	100.0%

Less:
Loans in process	1,372		10,975		39,942		82,541		108,939
Deferred loan fees, net	1,761		2,421		2,938		2,848		3,176
Allowance for loan losses	16,559		22,534		33,039		16,982		7,971

Loans receivable, net	$703,288		$856,456		$1,039,300		$1,035,181		$880,664

One-to-Four Family Residential Real Estate Lending.  As of December 31, 2011, $335.4 million, or 46.4%, of our total loan portfolio consisted of permanent loans secured by one-to-four family residences.

First Savings Bank is a traditional fixed-rate portfolio lender when it comes to financing residential home loans.  In 2011, we originated $11.2 million in one-to-four family residential loans, most of which had fixed-rates and fixed terms.  Most of our residential loan originations during 2011 were in connection with the refinance of an existing loan.  At December 31, 2011, $188.0 million or 56.1% of our one-to-four family residential portfolio consisted of owner occupied loans with $147.4 million or 43.9% consisting of non-owner occupied loans.  In addition, at December 31, 2011, $297.8 million, or 88.8%, of our one-to-four family residential loan portfolio consisted of fixed-rate loans.  Substantially all of our one-to-four family residential loans require both monthly principal and interest payments.

We also originate a limited number of jumbo fixed-rate loans that we retain in our portfolio.  Loans originated with balances greater than $417,000 are generally considered jumbo except those originated in King, Pierce and Snohomish counties where the threshold for purchase by Freddie Mac and Fannie Mae is $506,000.  One-to-four family residential loans classified as jumbo fixed-rate loans totaled $72.0 million and consisted of 104 loans at December 31, 2011.  The loans in this portfolio have been priced at rates of 0.25% to 1.00% higher than the standard rates quoted on conventional loans.  As of December 31, 2011, $4.3 million of our jumbo loan portfolio was over 90 days past due and there were three loans totaling $2.2 million that were past due over 60 days but less than 90 days.  The remaining loans in this loan portfolio were performing in accordance with their loan repayment terms.  Charged-off, one-to-four family residential loans totaled $2.3 million for the year ended December 31, 2011 of which $833,000 were jumbo loans.  For the years ended December 31, 2010 and 2009, charged-off one-to-four family residential loans totaled $24.6 million and $6.0 million, of which $4.4 million and $1.9 million were jumbo loans, respectively.

Our fixed-rate, one-to-four family residential loans are normally originated with 15 to 30 year terms, although such loans typically remain outstanding for substantially shorter periods, particularly in a declining interest rate environment.  In addition, substantially all of our one-to-four family residential loans contain due-on-sale clauses providing that we may declare the unpaid amount due and payable upon the sale of the property securing the loan.  Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business.  The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

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

Our construction loans to individuals to build their personal residences typically are structured as construction/permanent loans with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post construction value of the project by an independent appraiser.  During the construction phase, which typically lasts for 12 to 18 months, an approved inspector or our designated loan officer makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractor or borrower as construction progresses.  Typically, disbursements are made in monthly draws during the construction period.  Construction loans require interest only payments during the construction phase and are structured to be converted to fixed-rate permanent loans at the end of the construction phase.  At December 31, 2011, there were no owner-occupied construction loans to individuals in the one-to-four family residential loan balance.

Loans secured by rental properties represent a unique credit risk to us and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants continuing ability to pay rent to the property owner, who is our borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.  In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment.  As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  We generally require borrowers and loan guarantors, if any, to provide annual financial statements and we consider and review a rental income cash flow analysis of the borrower as well as the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple loans for rental properties with us, the loans are typically not cross-collateralized.

One-to-four family residential loans are approved by the Loan Committee, the Loan Committee of the Board of Directors, the Board of Directors, or with the approval of two signers above the recommending loan officer depending upon the individual loan amount and the aggregate loan relationship balance for the borrower. At December 31, 2011, $9.8 million of our one-to-four family residential loans were delinquent in excess of 90 days and/or in nonaccrual status.

           Multifamily and Commercial Real Estate Lending.  As of December 31, 2011, $113.7 million, or 15.7% of our total loan portfolio was secured by multifamily real estate and $232.3 million, or 32.1% of our loan portfolio was secured by commercial real estate properties.  Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings and warehouses.  Substantially all of our multifamily and commercial real estate loans are secured by properties located in our primary market area.

Multifamily and commercial real estate loans generally are priced at a higher rate of interest than one-to-four family residential loans and generally have a maximum loan-to-value ratio of 75% of the lesser of the appraised value or purchase price for multifamily and 70% for commercial real estate.  Typically, these loans have higher loan balances, are more complex to evaluate and monitor and involve a greater degree of risk than one-to-four family residential loans.  Often payments on loans secured by multifamily or commercial real estate properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements.  If the borrower is a corporation or partnership, we generally require and obtain personal guarantees from the principals based upon a review of their personal financial statements and individual credit reports.

The average loan size in our multifamily and commercial real estate loan portfolios was $738,000 and $1.1 million, respectively, as of December 31, 2011.  We currently target individual multifamily and commercial real estate loans between $1.0 million and $5.0 million; however, we can by policy originate loans to one borrower up to 15% of the Bank’s risk-based capital.  The largest multifamily loan as of December 31, 2011 was a 96-unit apartment complex with a net outstanding principal balance of $3.4 million located in Kitsap County.  As of December 31, 2011, the largest commercial real estate loan had a net outstanding balance of $12.5 million and was secured by a self storage facility located in King County.  These loans were classified as performing according to their respective loan repayment terms.

We also make construction loans for commercial development projects.  The projects include multifamily, retail, office/warehouse and office buildings.  These loans generally have an interest-only payment phase during construction and generally convert to permanent financing when construction is complete.  Disbursement of funds is at our sole discretion and is based on the progress of construction.  Generally the maximum loan-to-value ratio applicable to these loans is 75% of the appraised post-construction value.  At December 31, 2011, multifamily and commercial real estate rollover construction loans amounted to $16.0 million, or 4.6% of the combined multifamily and commercial real estate loan portfolio.

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

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.  Multifamily loans totaling $949,000 were delinquent in excess of 90 days and/or classified in nonaccrual status and commercial real estate loans totaling $3.7 million were 90 days or more delinquent and/or in nonaccrual status at December 31, 2011.  Commercial real estate loans totaling $4.2 million were charged-off during the year ended December 31, 2011 as compared to $8.0 million and $2.8 million for the years ended December 31, 2010 and 2009, respectively.  Multifamily loans totaling $125,000 were charged-off during the year ended December 31, 2011.  There were no multifamily loans charged-off during the years ended December 31, 2010 and 2009.

Construction/Land Development Loans.  We originate construction/land development loans to residential builders for the construction of single-family residences, condominiums, townhouses and residential developments located in our market area.  Our land development loans are generally made to builders intending to develop lots.  At December 31, 2011, our total construction/land development loans amounted to $25.1 million, or 3.5%, of our total loan portfolio.  At December 31, 2011, our one-to-four family residential construction loans and land development loans to builders amounted to $6.2 million and $17.0 million, respectively.  The $31.4 million decrease in our construction/land development portfolio from December 31, 2010 to December 31, 2011 was the result of our concerted efforts working with our current construction loan customers when possible to bring the loan payment current or restructure their loans, charge-offs, the migration of problem loans to other real estate owned (“OREO”) and loan payoffs.  Construction/land development loans classified as nonperforming totaled $9.2 million, at December 31, 2011.  At that date there were no undisbursed funds related to our nonperforming construction/land development loans and $420,000 in undisbursed funds related to our performing construction/land development loans.

        At the dates indicated, the composition of our total construction/land development loan portfolio and the related nonperforming loans in this portfolio were as follows:
	December 31,
	Total Loans		Nonperforming loans
	2011	2010	2011	2010
	(In thousands)
One-to-four family residential:
Construction speculative	$6,194	$26,848	$756	$15,240

Multifamily:
Construction speculative	855	1,283	855	1,283
Commercial real estate:
Construction speculative	1,104	1,108	--	--

Land development	16,990	27,262	7,588	17,416

Total construction/land development (1)(2)	$25,143	$56,501	$9,199	$33,939

(footnotes on following page)

_____________
(1)
Loans in process for construction/land development at December 31, 2011 and 2010 were $420,000 and $3.1 million, respectively. There were no loans in process for nonperforming construction/land development loans at December 31, 2011 and $1.1 million at December 31, 2010.

(2)
We do not include construction loans that will convert to permanent loans in the construction/land development category.  We consider these loans to be “rollovers” in that one loan is originated for both the construction loan and permanent financing.  These loans are classified according to the underlying collateral.  As a result, at December 31, 2011, we had $12.5 million, or 5.4% of our total commercial real estate portfolio and $3.5 million, or 3.1% of our total multifamily loan portfolio in these “rollover” type of loans.

The following table includes construction/land development loans by county at December 31, 2011:

		Percent of
County	Loan Balance (1)	Loan Balance
	(Dollars in thousands)

King	$7,494	30.3%
Thurston	4,474	18.1
Pierce	4,191	17.0
Whatcom	3,635	14.7
Kitsap	2,159	8.7
All other	2,771	11.2
Total	$24,724	100.0%
__________
(1) Net of undisbursed funds.

Loans to finance the construction of single-family homes and subdivisions are generally offered to builders in our primary market areas.  The maximum loan-to-value ratio applicable to these loans is generally 80% of the appraised market value upon completion of the project.  In addition, a minimum of 25% verified equity is generally also required. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate insurance coverage.  While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal prime rate.  During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve, or billed monthly.  We have interest reserves on $1.4 million of our total speculative construction loans, with undisbursed funds totaling $255,000.  When these loans with reserves exhaust their original reserves set up at origination, no new reserves are created for the loan unless the loan is re-analyzed and it is determined that there are funds remaining per the updated analysis.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspections by our approved inspectors warrant.  Total outstanding net loan amounts for land development loans range from $473,000 to $5.0 million with an average individual loan commitment at December 31, 2011, of $1.7 million.  At December 31, 2011, our largest construction/land development loan had a net principal balance of $5.0 million and was secured by a first mortgage lien on a housing development located in King County.  At December 31, 2011, our three largest borrowing relationships for construction/land development loans had aggregate net outstanding loan balances of $8.6 million, $4.5 million and $4.1 million all of which were classified as impaired except for the $8.6 million relationship. These balances do not include other lending relationships we may have with these borrowers.

Our construction/land development loans are based upon estimates of costs in relation to values associated with the completed project.  Construction/land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio.  For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Business Lending.  Historically, we have generally not made business loans, however, we have recently begun to offer this type of lending.  Business loans totaled $3.9 million, or less than 1.0% of the loan portfolio at December 31, 2011.  Business loans are generally secured by business equipment, accounts receivable, inventory or other property.  Loan terms typically vary from one to five years.  The interest rates on such loans are either fixed-rate or adjustable-rate primarily indexed to The Wall Street Journal prime rate plus a margin.  Our business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis.  We generally obtain personal guarantees on our business loans.  The largest business loan had an outstanding balance of $1.5 million at December 31, 2011 and was performing according to its repayment terms.  At December 31, 2011, we did not have any business loans delinquent in excess of 90 days and/or in nonaccrual status.

Repayments of business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.  Our business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any.  As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.  The collateral securing business loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer Lending.  We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans, personal lines of credit and savings account loans.  Generally, consumer loans have shorter terms to maturity and higher interest rates than one-to-four family residential loans.  Consumer loans are offered with both fixed and adjustable interest rates and with varying terms.  At December 31, 2011, consumer loans amounted to $12.5 million, or 1.7%, of the total loan portfolio.

At December 31, 2011, the largest component of the consumer loan portfolio consisted of home equity loans, primarily home equity lines of credit, which totaled $10.0 million, or 80.0%, of the total consumer loan portfolio.  The home equity lines of credit include $4.4 million of equity lines of credit in first lien position and $5.6 million of second mortgages on residential properties.  Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses.  At origination, the loan-to-value ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan.  Second mortgage loans are originated on a fixed- or adjustable-rate basis. The interest rate for the adjustable-rate second mortgages is tied to the prime rate published in The Wall Street Journal and may include a margin.  Second mortgages generally have a ten year term with a balloon payment due at maturity.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets.  In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold in our portfolio.  We do not have private mortgage insurance coverage on these loans.  Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts caused by the increase in interest rates as loan rates reset. If current economic conditions deteriorate for our borrowers and their home prices continue to fall, we may also experience higher credit losses from this loan portfolio. Since our home equity loans primarily consist of second mortgage loans, it is unlikely that we will be successful in recovering all, if any, portion of our loan principal amount outstanding in the event of a default.  At December 31, 2011, we did not have any consumer loans that were delinquent in excess of 90 days or in nonaccrual status.  Consumer loans totaling $263,000 were charged-off during the year ended December 31, 2011.  Consumer loans charged-off during the years ended December 31, 2010 and 2009 totaled $790,000 and $164,000, respectively.

Loan Maturity and Repricing.  The following table sets forth certain information at December 31, 2011 regarding the amount of loans repricing or maturing in our portfolio based on their contractual terms to maturity, but does not include prepayments.  Loan balances do not include undisbursed loan funds, deferred loan fees and costs and allowance for loan losses.

			After
		After	Three
		One Year	Years	After
		Through	Through	Five Years
	Within	Three	Five	Through	Beyond
	One Year	Years	Years	Ten Years	Ten Years	Total
	(In thousands)
Real Estate:
One-to-four family residential	$7,083	$33,036	$68,843	$79,445	$147,005	$335,412
Multifamily	20,396	36,202	13,196	40,140	3,740	113,674
Commercial	30,526	54,572	54,787	90,406	2,052	232,343
Construction/land development	25,143	--	--	--	--	25,143
Total real estate	83,148	123,810	136,826	209,991	152,797	706,572

Business	3,038	510	361	--	--	3,909

Consumer	11,332	28	265	835	39	12,499

Total	$97,518	$124,348	$137,452	$210,826	$152,836	$722,980

The following table sets forth the amount of all loans due after December 31, 2012, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real Estate:
One-to-four family residential	$292,357	$35,972	$328,329
Multifamily	88,638	4,640	93,278
Commercial	201,409	408	201,817
Total real estate	582,404	41,020	623,424

Business	871	--	871

Consumer	1,167	--	1,167

Total	$584,442	$41,020	$625,462

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

The Bank's lending authority limits are as follows:

Board of Directors. The Bank’s Board of Directors has the following authority to approve each loan request:

•	With an aggregate relationship in excess of 15% of the Bank’s risk-based capital;
•	Each one-to-four family residential loan request in excess of $5.0 million; and
•	Each commercial or multifamily loan in excess of $10.0 million.

Directors’ Loan Committee. The Directors’ Loan Committee consists of at least three members of the Board of Directors. The Directors’ Loan Committee has the authority to approve:

•	The aggregate borrower relationships up to 15% of the Bank’s risk-based capital; and
•	Each loan request in excess of the Loan Committee thresholds up to $5.0 million for consumer loans and $10.0 million for commercial and multifamily loans.

Loan Committee. The Loan Committee consists of the Chief Lending and Credit Administration Officer, Loan Production Manager, Consumer Banking Manager, and the Commercial Banking Manager along with two additional members who are appointed by the Chief Lending and Credit Administration Officer. The Loan Committee has the following authority to approve:

•	Each loan request above the Combined Loan Signing Authority levels up to $1.5 million for one-to-four family residential loans and $5.0 million for commercial and multifamily loans;
•	The aggregate borrower relationships above the Combined Loan Signing Authority levels up to $15.0 million; and
•	Each unsecured consumer loan request above the Combined Loan Signing Authority levels up to $25,000.

Combined Loan Signing Authority. Combined Loan Signing Authority requires two lending officers' approval, both must hold positions higher than the recommending officer, one of which must be the Loan Production Manager or the Chief Lending and Credit Administration Officer. The Combined Loan Signing Authority allows for the following authority to approve:

•	Each loan request for general conforming one-to-four family residential, owner occupied loans up to $417,000;
•	Each loan request for commercial and multifamily loans up to $1.0 million;
•	The aggregate borrower relationships up to $1.0 million;
•	Each unsecured consumer loan request up to $10,000; and
•	Each loan that is 100% secured by cash in the Bank.

We require title insurance on all real estate loans, and fire and casualty insurance on all secured loans and on home equity loans where the property serves as collateral. Flood insurance is also required on all secured loans where the collateral is located in a flood zone.

Loan Originations, Servicing, Purchases, Sales and Repayments.  For the years ended December 31, 2011 and 2010, our total loan originations were $31.6 million and $59.4 million, respectively.  Total loan originations declined as a result of the challenging economic environment and the emphasis that we have placed on reducing our nonperforming assets.

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

We may sell loans from time to time on a non-recourse basis consistent with our asset and liability management objectives.  Fixed-rate residential mortgage loans with terms of 30 years or less and adjustable-rate mortgage loans are generally held in our portfolio.  There were no loan sales for the years ended December 31, 2011 and 2010.

The following table shows total loans originated, purchased, repaid and other changes during the periods indicated.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Loan Originations:
Real estate:
One-to-four family residential	$11,201	$14,578	$73,681
Multifamily	6,813	16,087	50,712
Commercial	4,079	12,596	50,745
Construction/land development	1,434	9,048	17,728
Total real estate	23,527	52,309	192,866

Business	2,270	293	501

Consumer	5,829	6,786	13,173

Total loans originated	31,626	59,388	206,540

Loans purchased	1,647	3,503	37

Principal repayments	(165,460)	(170,011)	(181,773)
Charge-offs	(11,025)	(65,476)	(35,302)
Loans transferred to OREO	(26,194)	(50,237)	(11,835)
Change in other items, net	16,238	39,989	26,452

Net increase (decrease) in loans	$(153,168)	$(182,844)	$4,119

Loan Origination and Other Fees.  In some instances, we receive loan origination fees on real estate related products.  Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower.  The amount of fees charged to the borrower on one-to-four family residential loans and on multifamily and commercial real estate loans can range between 0% to 2%.  Generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale.  We had $1.8 million and $2.4 million of net deferred loan fees as of December 31, 2011 and 2010, respectively.

One-to-four family residential and consumer loans are generally originated without a prepayment penalty.  The majority of multifamily and commercial real estate loans, however, have prepayment penalties associated with the loans.  The majority of the recent multifamily and commercial real estate loan originations have a prepayment penalty of 3% of the principal balance in year one, 2% in year two, 1% in year three and no fees after year three.

Asset Quality

As of December 31, 2011, we had an aggregate of $21.4 million, or 3.0% of total loans, past due over 60 days consisting of 28 one-to-four family residential loans (17 owner-occupied and 11 non-owner occupied), eight commercial real estate loans, nine construction/land development loans and two multifamily loans.  We generally assess late fees or penalty charges on delinquent loans of up to 5.00% of the monthly payment.  The borrower is given up to a 15 day grace period from the due date to make the loan payment.

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

If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to recover the collateral securing the loan according to the terms of the security instrument and applicable law.  The following table shows our delinquent loans by the type of loan, net of undisbursed funds, and number of days delinquent as of December 31, 2011:

	Loans Delinquent						Total
	31-60 Days		61-90 Days		Over 90 Days		Delinquent Loans
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in thousands)
Real estate:
One-to-four family residential:
Owner occupied	8	$2,594	4	$1,318	13	$4,076	25	$7,988
Non-owner occupied	3	761	--	--	11	3,224	14	3,985
Multifamily	--	--	--	--	2	949	2	949
Commercial	1	633	--	--	8	2,621	9	3,254
Construction/land development	--	--	--	--	9	9,199	9	9,199
Total real estate	12	3,988	4	1,318	43	20,069	59	25,375

Business	1	240	--	--	--	--	1	240

Consumer	4	1,133	--	--	--	--	4	1,133

Total	17	$5,361	4	$1,318	43	$20,069	64	$26,748

Nonperforming Assets.  The following table sets forth information with respect to our nonperforming assets and troubled debt restructured loans for the periods indicated.  All loan balances and ratios are calculated using loan balances that are net of undisbursed funds.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$9,808	$22,688	$36,874	$9,630	$526
Multifamily	949	--	--	--	--
Commercial	3,736	7,306	11,535	2,865	--
Construction/land development (1)	9,199	32,885	71,780	44,043	24,516
Consumer	--	57	514	--	--

Total loans accounted for on a nonaccrual basis	23,692	62,936	120,703	56,538	25,042

Loans accruing interest which are contractually
past due 90 days or more:
One-to-four family residential	--	--	--	1,207	--
Commercial real estate	--	--	--	897	--

Total loans accruing interest which are contractually past due 90 days or more	--	--	--	2,104	--

Total nonperforming loans	23,692	62,936	120,703	58,642	25,042

OREO	26,044	30,102	11,835	--	--

Total nonperforming assets	$49,736	$93,038	$132,538	$58,642	$25,042

Troubled debt restructured loans:
Nonaccrual (2)	$5,079	$16,299	$26,021	$20,818	$--
Performing	66,225	58,375	35,458	2,226	--
Troubled debt restructured loans	$71,304	$74,674	$61,479	$23,044	$--

Nonperforming loans as a percent of total loans	3.28%	7.14%	11.23%	5.56%	2.81%

Nonperforming loans as a percent of total assets	2.24	5.27	9.18	4.71	2.19

Nonperforming assets as a percent of total assets	4.69	7.79	10.08	4.71	2.19

Total loans	$721,608	$881,411	$1,075,277	$1,055,011	$891,811

Foregone interest on nonaccrual loans	2,178	6,069	7,299	2,090	391
_______
(1)	Balances represent loans, net of undisbursed funds.
(2)	These loans are also included in the appropriate loan category above “Loans accounted for on a nonaccrual basis.”

When a loan becomes 90 days past due, we generally place the loan on nonaccrual status unless the credit is well secured and is in the process of collection.  Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem such as an impending foreclosure or bankruptcy or if the borrower is unable to meet their scheduled payment obligations.  As of December 31, 2011, nonperforming loans, net of undisbursed funds, were $23.7 million, which represents 3.28% of total loans and 2.24% of total assets.  Of the $9.8 million in nonperforming one-to-four family residential loans, $2.8 million were related to rental properties owned by builders.  Of the $3.7 million in nonperforming commercial real estate loans, $238,000 related to builders, $3.0 million related to real estate investors, and $476,000 related to properties that were owner occupied.

    Our three largest nonperforming loans at December 31, 2011 were as follows:

•
A construction/land development loan with an outstanding balance of $3.6 million.  The purpose of the loan was to purchase land in Whatcom County and prepare the land for construction of a 251-unit, one-to-four family development.

•
A construction/land development loan with an outstanding balance of $1.2 million.  The purpose of the loan was to develop a subdivision with 55 finished lots for one-to-four family construction, of which 15 lots have been sold.  The project is located in Thurston County.  Negotiations as to the resolution of this loan relationship had not been completed as of December 31, 2011.

•
A one-to-four family loan with an outstanding balance of $1.1 million.  The purpose of this loan was to purchase investment property located in King County.  Due to the current real estate environment, the investor experienced a reduction in income and we restructured this loan as a TDR by granting an interest rate concession.

    We have made significant progress in reducing our nonperforming loans by $39.2 million, or 62.4% at December 31, 2011 as compared to December 31, 2010.  This reduction was accomplished by transferring nonperforming loans to OREO through the foreclosure process, taking deeds in lieu of foreclosure, accepting short sales and charge-offs.  Being a smaller institution, we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly as compared to the larger institutions where decisions could take upwards of six to twelve months.  This distinction has worked to our benefit in reducing our nonperforming loans and disposing of OREO.

    The following table summarizes our total nonperforming loans, net of undisbursed funds and OREO, at December 31, 2011 by county and by type of loan or property:

									Percent of
						All	Total	Number	Total
	County					Other	Nonperforming	of	Nonperforming
	King	Pierce	Kitsap	Thurston	Whatcom	Counties	Loans	Loans	Loans
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$6,268	$2,302	$632	$606	$--	$--	$9,808	32	41.4%
Multifamily	949	--	--	--	--	--	949	2	4.0
Commercial real estate	713	669	--	692	--	1,662	3,736	11	15.8
Construction/land development	573	604	2,159	1,373	3,635	855	9,199	9	38.8

Total nonperforming loans	$8,503	$3,575	$2,791	$2,671	$3,635	$2,517	$23,692	54	100.0%

						All			Percent of
	County					Other	Total	Number of	Total
	King	Pierce	Kitsap	Thurston	Whatcom	Counties	OREO	Properties	OREO
	(Dollars in thousands)
OREO:
One-to-four family residential	$2,971	$4,752	$215	$--	$--	$322	$8,260	45	31.7%
Commercial real estate	2,758	5,387	1,202	450	--	--	9,797	34	37.6
Construction/land development	1,688	4,886	202	501	--	710	7,987	24	30.7

Total OREO	$7,417	$15,025	$1,619	$951	$--	$1,032	$26,044	103	100.0%

Total nonperforming assets	$15,920	$18,600	$4,410	$3,622	$3,635	$3,549	$49,736

    Construction/land development, commercial real estate and multifamily loans have larger individual loan amounts, which have a greater single impact on our total portfolio quality in the event of delinquency or default. We continue to monitor our loan portfolio, and believe additions to nonperforming loans, charge-offs, provisions for loan losses, and/or OREO are possible in the future if the housing market and other economic conditions do not improve.

    Other Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold.  When the property is acquired, it is recorded at the lower of its cost or the fair market value of the property less selling costs.  We had $26.0 million and $30.1 million of OREO at December 31, 2011 and 2010, respectively.  At December 31, 2011, OREO consisted of $8.2 million in one-to-four family residential properties, $8.0 million in construction/land development properties and $9.8 million in commercial real estate properties.  We have a special assets department whose primary focus is the prompt and effective management of our troubled, nonperforming assets and to expedite their disposition and minimize any potential losses.  During 2011, we foreclosed or accepted deeds in lieu of foreclosure on 95 properties totaling $26.2 million as compared to 185 properties totaling $50.2 million during 2010.  We anticipate continued foreclosure, deed in lieu of foreclosure and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

    Troubled Debt Restructured Loans.  We account for certain loan modifications or restructurings as a TDR.  In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider.  At December 31, 2011, we had $71.3 million in TDR loans as compared to $74.7 million at December 31, 2010.

    During 2010, we utilized a new strategy for a limited number of our borrowing relationships by establishing an “A” and “B” note structure.  We created an “A” note which represents a reduced principal balance expected to be fully collected and at a debt service level and loan-to-value ratio acceptable to us.  The “A” note is classified as a performing TDR loan as long as the borrower continues to perform in accordance with the note terms.  The “B” note represents the amount of the principal reduction portion of the original note and is immediately charged-off.  During the year ended December 31, 2011, no “B” notes were charged-off.  The “B” note is held by the Bank and when the borrower pays off the “A” note, the Bank will proceed with collection efforts on the “B” note.  At December 31, 2011, 92.9% of our TDR loans were classified as performing compared to 78.2% at December 31, 2010.  Of the $66.2 million of performing TDR loans at December 31, 2011, $33.5 million were related to an “A” note as a result of an “A” and “B” note workout strategy.

    The largest TDR loan relationship was $13.5 million and included one construction/land development loan and 84 one-to-four family residential rental properties located in King, Kitsap, Pierce and Thurston counties.  At December 31, 2011, there were no undisbursed funds in connection with these restructured and impaired loans.  For additional information regarding our TDRs, see Note 4 to the Notes to Consolidated Financial Statements contained in Item 8.

    The following table summarizes our total TDR loans:

	December 31,
	2011	2010
	(In thousands)
Nonperforming TDR loans:
One-to-four family residential	$3,994	$7,510
Commercial real estate	902	3,428
Construction/land development	183	5,361

Total nonperforming TDR loans	5,079	16,299

Performing TDR loans:
One-to-four family residential	52,768	45,244
Multifamily	2,504	2,515
Commercial real estate	10,883	10,413
Construction/land development	--	133
Consumer	70	70

Total performing TDR loans	66,225	58,375

Total TDR loans	$71,304	$74,674

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

    In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.  On the basis of our review of our loans, as of December 31, 2011, $33.8 million of our loans were classified as special mention, $38.3 million were classified as substandard, and no loans were classified as doubtful or loss.  This compares to $18.2 million classified as special mention, $75.0 million classified as substandard, $345,000 classified as doubtful and no loans classified as loss as of December 31, 2010. The decrease in our classified assets during the year ended December 31, 2011 was a result of loan charge-offs, transfers to OREO, subsequent sales of OREO and short sales.  During 2011, we took an aggressive approach to reduce nonperforming assets and improve asset quality.

    The aggregate amounts of our classified assets, net of undisbursed funds, at the dates indicated were as follows:

	At December 31,
	2011	2010
	(In thousands)
Classified Assets:
Special mention:
One-to-four family residential	$13,193	$10,261
Multifamily	5,414	1,936
Commercial real estate	14,256	5,805
Construction/land development	424	--
Consumer	488	189
Total special mention	33,775	18,191

Substandard:
One-to-four family residential	14,376	28,083
Multifamily	949	353
Commercial real estate	13,584	10,916
Construction/land development	9,199	35,484
Consumer	189	140
Total substandard	38,297	74,976

Doubtful:
Construction/land development	--	339
Consumer	--	6
Total doubtful	--	345

Total classified assets	$72,072	$93,512

    With the exception of these classified loans, of which $23.7 million were accounted for as nonaccrual loans at December 31, 2011, management is not aware of any loans as of December 31, 2011, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms.

    Allowance for Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  Our methodology for analyzing the ALLL consists of two components: general and specific allowances.  The general allowance is determined by applying factors to our various groups of loans.  Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL.  The specific allowance component is created when management believes that the collectibility of a specific loan has been impaired and a loss is probable.  The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete, if any, and costs to sell the property.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

    Our Board of Directors approves the provision for loan losses on a quarterly basis.  The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

    The provision for loan losses was $4.7 million, $53.1 million and $51.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The decrease in the provision for loan losses was attributable to the reductions in the levels of nonperforming assets, charge-offs and our directed focus during 2011 to work with our borrowers when possible to bring their loan payments current and when this option was not feasible to proceed with foreclosure or deed in lieu of foreclosure proceedings.  We also utilized short sales as an option to liquidate properties.  The focus that we placed on reducing our nonperforming assets during 2011 resulted in a reduction of $43.3 million in nonperforming assets. The ALLL was $16.6 million, or 2.3% of total loans at December 31, 2011 as compared to $22.5 million, or 2.6% of total loans outstanding at December 31, 2010. The level of the ALLL is based on estimates and the ultimate losses may vary from the estimates.  Management reviews the adequacy of the ALLL on a quarterly basis.

    A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls and the borrowers and guarantors, if any, financial strength.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrowers, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed.  Loans are evaluated for impairment on a loan-by-loan basis.  As of December 31, 2011 and 2010, impaired loans, net of undisbursed funds, were $89.9 million and $121.3 million, respectively.

    The following table summarizes the distribution of the ALLL by loan category.

	At December 31,
	2011			2010			2009			2008			2007
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four
family residential	$335,412	$5,756	46.4%	$398,690	$8,302	44.7%	$496,731	$11,130	44.6%	$512,446	$3,924	45.1%	$424,863	$1,508	42.4%
Multifamily	113,674	950	15.7	144,876	1,893	16.2	146,508	1,896	13.1	100,940	243	8.9	76,039	151	7.6
Commercial	232,343	6,846	32.1	272,713	6,742	30.6	288,996	6,422	25.9	260,727	2,140	22.9	204,798	1,066	20.5
Construction/land
development	25,143	2,503	3.5	56,501	5,151	6.3	163,953	13,255	14.7	250,512	10,634	22.0	288,378	5,128	28.8
Total real estate	706,572	16,055	97.7	872,780	22,088	97.8	1,096,188	32,703	98.3	1,124,625	16,941	98.9	994,078	7,853	99.3

Business	3,909	154	0.6	479	7	0.1	353	6	--	--	--	--	--	--	--

Consumer	12,499	350	1.7	19,127	439	2.1	18,678	330	1.7	12,927	41	1.1	6,672	118	0.7

Total	$722,980	$16,559	100.0%	$892,386	$22,534	100.0%	$1,115,219	$33,039	100.0%	$1,137,552	$16,982	100.0%	$1,000,750	$7,971	100.0%

We believe that the ALLL as of December 31, 2011 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ALLL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  Future additions to the ALLL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our ALLL at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

ALLL at beginning of period	$22,534	$33,039	$16,982	$7,971	$1,971
Provision for loan losses	4,700	53,100	51,300	9,443	6,000

Charge-offs:
One-to-four family residential	(2,330)	(24,594)	(6,043)	--	--
Multifamily	(125)	--	--	--	--
Commercial real estate	(4,249)	(8,012)	(2,812)	--	--
Construction/land development	(4,058)	(32,080)	(26,283)	(432)	--
Consumer	(263)	(790)	(164)	--	--
Total charge-offs	(11,025)	(65,476)	(35,302)	(432)	--
Total recoveries	350	1,871	59	--	--
Net charge-offs	(10,675)	(63,605)	(35,243)	(432)	--
ALLL at end of period	$16,559	$22,534	$33,039	$16,982	$7,971

ALLL as a percent of total loans,
net of undisbursed funds	2.29%	2.56%	3.07%	1.61%	0.89%

Net charge-offs to average loans
receivable, net	1.39%	6.55%	3.38%	0.04%	--

ALLL as a percent of nonperforming loans,
net of undisbursed funds	69.89%	35.80%	27.37%	28.96%	31.83%

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

At December 31, 2011, our investment portfolio consisted principally of mortgage-backed securities, U.S. Government Agency obligations and municipal bonds.  From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, deposits and other activities.

Mortgage-Backed Securities.  The mortgage-backed securities in our portfolio were comprised of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities.  The principal on these securities is backed by the U.S. agency issuing the security.  The mortgage-backed securities had a weighted-average yield of 3.06% at December 31, 2011.

U.S. Government Agency Obligations.  The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac and FHLB agency securities.  The principal on these securities is backed by the U.S. agency issuing the security.  At December 31, 2011, the portfolio had a weighted-average yield of 0.61%.

Municipal Bonds.  The municipal bond portfolio was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipalities.   All bonds are from issuers located within the State of Washington.  The weighted-average yield on the municipal bond portfolio was 6.78% at December 31, 2011.

Federal Home Loan Bank Stock.  As a member of the FHLB, we are required to own capital stock in the FHLB.  The amount of stock we hold is based on guidelines specified by the FHLB.  The redemption of any excess stock we hold is at the discretion of the FHLB.  The carrying value of the stock totaled $7.4 million at December 31, 2011.  We did not receive a dividend during the years ended December 31, 2011, 2010 and 2009.

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

We have determined there is not an other-than-temporary impairment (“OTTI”) on our FHLB stock investment as of December 31, 2011.  For additional information, see Item 1.A.  “Risk Factors – Continued deterioration in the financial position of the FHLB may result in future impairment losses of our investment in FHLB stock.”

The following table sets forth the composition of our investment portfolio at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Fannie Mae	$50,981	$52,163	$109,134	$110,144	$50,025	$51,271
Freddie Mac	19,285	19,845	40,454	41,149	28,924	29,941
Ginnie Mae	7,416	7,495	9,542	9,444	5,099	5,183
Municipal bonds	2,085	1,847	2,395	1,922	4,857	4,374
U.S. Government agencies	47,934	47,652	1,805	1,944	1,946	2,003
Mutual fund	--	--	--	--	4,460	4,611
Total available-for-sale	$127,701	$129,002	$163,330	$164,603	$95,311	$97,383

At December 31, 2011, 2010 and 2009 there were no investments held to maturity.

During the year ended December 31, 2011, gross proceeds from sales of investments were $79.1 million with gross gains of $2.2 million and gross losses of $8,000.

Management reviews investment securities on an ongoing basis for the presence of OTTI or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost; extent and nature of the change in fair value; issuer rating changes and trends; whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity; and other factors.  For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI.  If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings.  The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected.  Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI.  The remaining impairment related to all other factors, i.e., the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss).  Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss).  There were no losses related to OTTI at December 31, 2011 and 2010.  For additional information regarding our investments, see Note 3 of Notes to Consolidated Financial Statements contained in Item 8.

The table below sets forth information regarding the carrying value, weighted-average yields and maturities or call dates of our investment portfolio at December 31, 2011.  Mortgage-backed securities and the FHLB stock investments have no stated maturity date and are included in the totals column only.

	At December 31, 2011 Amount Due or Repricing:
			After One Year		After Five Years
	Within One Year		Through Five Years		Through Ten Years		Thereafter		Totals
		Weighted-		Weighted-		Weighted-		Weighted-		Weighted-
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$--	--%	$--	--%	$--	--%	$--	--%	$79,503	3.06%
Municipal bonds	--	--	--	--	521	5.65	1,326	7.14	1,847	6.78
U.S. Government agencies	--	--	39,854	0.52	322	0.75	7,476	1.12	47,652	0.61
Total available-for-sale	$--	--%	$39,854	0.52%	$843	3.81%	$8,802	2.25%	$129,002	2.18%

FHLB stock	$--	--%	$--	--%	$--	--%	$--	--%	$7,413	–%

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

Our deposit composition reflects a mixture of various deposit products.  We rely on marketing activities, customer service and the availability of a broad range of deposit products and services to attract and retain customer deposits.

Deposits.  We offer a range of deposit products within our market area, including noninterest bearing accounts, NOW accounts, money market deposit accounts, statement savings accounts and certificates of deposit.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, current maturity structures, deposit mix, our customer preferences and the profitability of acquiring customer deposits compared to alternative sources.

At December 31, 2011, our deposits totaled $788.7 million.  We had $416.5 million of jumbo ($100,000 or more) certificates of deposit of which $21.7 million were public funds, which represent 52.8% and 2.8%, respectively, of total deposits.  As part of our strategy, we did not renew maturing public fund certificates of deposit during 2011 due to the higher cost of maintaining those accounts.  There were no brokered deposits at December 31, 2011.

Deposit Activities.  The following table sets forth our total deposit activity for the periods indicated.

	Years Ended December 31,
	2011	2010	2009
	(In thousands)

Beginning balance	$920,226	$939,423	$791,483

Net increase (decrease) before interest credited	(147,065)	(41,294)	119,133
Interest credited	15,504	22,097	28,807
Net increase (decrease) in deposits	(131,561)	(19,197)	147,940
Ending balance	$788,665	$920,226	$939,423

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2011.

Weighted -
Average					Percentage
Interest				Minimum	of Total
Rate	Term	Category	Amount	Balance	Deposits
		(Dollars in thousands)

--%	N/A	Noninterest bearing demand	$ 6,013	$ --	0.8%
0.14	N/A	NOW	14,193	250	1.8
0.20	N/A	Statement savings	17,784	25	2.2
0.34	N/A	Money market	180,631	1,000	22.9

		Certificates of deposit:
0.30	3 month		3,003	1,000	0.4
0.42	6 month		5,347	1,000	0.7
0.57	9 month		941	1,000	0.1
0.95	12 month-variable		33	1,000	--
0.85	12 month		76,641	1,000	9.7
1.25	18 month		119,584	500	15.2
1.45	24 month		27,545	1,000	3.5
1.85	30 month		41,250	1,000	5.2
2.55	36 month		81,723	1,000	10.4
2.92	48 month		210,986	1,000	26.7
4.20	60 month		2,886	1,000	0.4
5.15	72 month		105	1,000	--
		Total certificates of deposit	570,044		72.3
		Total	$788,665		100.0%

Certificates of Deposit.  The following table sets forth the amount and maturities of certificates of deposit at December 31, 2011.

	Amount Due
		After One	After Two	After Three
		Year	Years	Years
	Within	Through	Through	Through
	One Year	Two Years	Three Years	Four Years	Thereafter	Total
	(In thousands)

0.00 - 1.00%	$80,067	$26,884	$6,367	$--	$--	$113,318
1.01 - 2.00%	111,539	26,519	31,116	28,713	--	197,887
2.01 - 3.00%	48,924	46,172	72,883	126	--	168,105
3.01 - 4.00%	27,571	32,664	1,792	--	--	62,027
4.01 - 5.00%	12,278	443	--	--	--	12,721
5.01 - 6.00%	15,881	--	--	--	105	15,986
Total	$296,260	$132,682	$112,158	$28,839	$105	$570,044

The following table sets forth the amount of our jumbo certificates of deposit by remaining maturity as of December 31, 2011.  Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Certificates
Maturity Period	of Deposit
(In thousands)

Three months or less	$62,143
Over three months through six months	42,213
Over six months through twelve months	106,248
Over twelve months	205,921
Total	$416,525

Deposit Flow.  The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	At December 31,
	2011		2010		2009
		Percent		Percent		Percent
		of		of		of
	Amount	Total	Amount	Total	Amount	Total
(Dollars in thousands)

Noninterest-bearing	$6,013	0.8%	$8,700	1.0%	$3,294	0.3%
NOW	14,193	1.8	13,458	1.4	12,740	1.4
Statement savings	17,784	2.2	15,387	1.7	15,423	1.6
Money market	180,631	22.9	193,982	21.1	194,315	20.7
Certificates of deposit:
0.00 - 1.00%	113,318	14.4	22,666	2.5	6,500	0.7
1.01 - 2.00%	197,887	25.1	316,964	34.4	148,215	15.8
2.01 - 3.00%	168,105	21.3	203,123	22.1	181,592	19.3
3.01 - 4.00%	62,027	7.9	73,918	8.0	133,210	14.2
4.01 - 5.00%	12,721	1.6	24,208	2.6	171,926	18.3
5.01 - 6.00%	15,986	2.0	47,820	5.2	72,208	7.7
Total certificates
of deposit	570,044	72.3	688,699	74.8	713,651	76.0
Total	$788,665	100.0%	$920,226	100.0%	$939,423	100.0%

Borrowings.  Customer deposits are the primary source of funds for our lending and investment activities.  We use advances from the FHLB to supplement our supply of lendable funds to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities.  In addition, at December 31, 2011 we had available a $10.0 million line of credit with another financial institution as a supplemental funding source.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets provided certain creditworthiness standards have been met.  Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.  We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral, which at December 31, 2011 was $113.0 million.  At December 31, 2011, outstanding advances from the FHLB totaled $83.1 million.  Effective February 27, 2012, our line of credit with the FHLB was increased to 25% of assets from 10% at December 31, 2011.

The following table sets forth information regarding FHLB advances at the end of and during the periods indicated.  The table includes both long- and short-term borrowings.

	At or for the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum amount of borrowings outstanding
at any month end	$93,066	$143,066	$149,900

Average borrowings outstanding	90,656	130,423	147,314

Weighted-average rate paid	2.50%	3.21%	3.47%

Balance outstanding at end of the year	$83,066	$93,066	$139,900

Weighted-average rate paid at end of the year	2.47%	2.51%	3.50%

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, First Savings Bank Northwest and First Financial Diversified Corporation.  First Financial Diversified Corporation primarily provides escrow services to First Savings Bank, other area lenders and some private individuals.  First Financial Diversified Corporation also offers a limited number of loan products to First Savings Bank’s customers.  At December 31, 2011, loans from First Financial Diversified Corporation represented less than two percent of our loan portfolio.

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

Based on the most current FDIC Deposit Market Share Report dated June 30, 2011, we ranked 9th in terms of deposits with a deposit market share of 1.67%, among the 54 FDIC-insured depository institutions located in King County, our primary market area.  Our key competitors are U.S. Bank, Key Bank, Union Bank, Columbia Bank, Sterling Bank and Washington Federal.  These competitors control 29.8% of the King County deposit market with deposits of $16.0 billion, of the $53.6 billion total deposits in King County as of June 30, 2011.   Aside from these traditional competitors, credit unions, insurance companies and brokerage firms also compete for consumer deposit relationships.

Our competition for loans comes principally from commercial banks, mortgage brokers, thrift institutions, credit unions and finance companies.   Several other financial institutions, including those previously mentioned, have greater resources than we do and compete with us for banking business in our targeted market area.  These  institutions have far more resources than we do and as a result are able to offer a broader range of services such as trust departments, merchant banking and enhanced retail services.  Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources and allocate their investable assets in regions of highest yield and demand.  The challenges posed by such large competitors may impact our ability to originate loans, secure low cost deposits and establish product pricing levels that support our net interest margin goals, which may limit our future growth and earnings potential.

Employees

At December 31, 2011, we had 108 full-time employees.  Our employees are not represented by any collective bargaining group.  We consider our employee relations to be good.

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

First Savings Bank is regulated by the DFI and the FDIC.  First Savings Bank elected, pursuant to Section 10(l) of the Home Owners’ Loan Act, as amended, to be treated as a savings association.  As a result, First Financial Northwest is a registered savings and loan holding company subject to regulation of the Federal Reserve.

New Legislation

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The financial reform and consumer protection act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, effective July 21, 2011, the new law changed the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of savings and loan holding companies from the OTS to the Federal Reserve. The new law also established a Consumer Protection Bureau within the Federal Reserve. The following discussion summarizes significant aspects of the new law that may affect First Savings Bank and First Financial Northwest. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of First  Savings Bank:

•
The Consumer Protection Bureau was established within the Federal Reserve and is empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like First Savings Bank, are subject to supervision and enforcement by the FDIC with respect to federal consumer financial protection laws.

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

•	The prohibition on payment of interest on demand deposits was repealed.

•
Deposit insurance was permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts and interest on lawyer’s trust accounts (“IOLTA”) applies through December 31, 2012.

•	The deposit insurance assessment base for FDIC insurance is the depository institution’s total average assets minus the sum of its average tangible equity during the assessment period.

•
The minimum reserve ratio of the FDIC’s Deposit Insurance Fund (“DIF”) increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of First Financial Northwest:

•	The Federal Reserve has authority over savings and loan holding companies. The regulations of the OTS remain in effect until modified by the Federal Reserve, as applicable.

•	Savings and loan holding companies will be subject to the same capital requirements as bank holding companies by 2015.

•	The SEC is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters and any other matter determined to be significant.

•
Stock exchanges, which does not include the Over the Counter (“OTC”) Bulletin Board, are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

•
Item 402 of Regulation S-K is amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on First Financial Northwest and the financial services industry more generally.  The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses.  Provisions in the legislation that require revisions to the capital requirements for First Financial Northwest and First Savings Bank could require us to seek additional sources of capital in the future.

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

Insurance of Accounts and Regulation by the FDIC. First Savings Bank’s deposits are insured up to applicable limits by the DIF of the FDIC.  Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund.  The FDIC also has the authority to initiate enforcement actions against savings institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

First Savings Bank entered into the Order with the FDIC and the DFI, which became effective September 24, 2010.  The FDIC also notified First Savings Bank that it may not appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FDIC. In addition, First Savings Bank may not make indemnification and severance payments without complying with certain statutory restrictions, including prior written approval of the FDIC.  For additional information, see Item 1.A. “Risk Factors – Certain regulatory restrictions were recently imposed on us: lack of compliance could result in monetary penalties and/or additional regulatory actions.”

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital ratios, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective until April 1, 2011, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I and  are 22 basis points for Risk Category II, 32 basis points for Risk Category III and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III and 40 to 77.5 basis points for Risk Category IV.  Rates increased uniformly by 3 basis points effective January 1, 2011.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk-weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011 and were based on the institution’s assessment base for the third quarter of 2009, with deposit growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

As required by the Dodd-Frank Act, the FDIC adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital)

instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion is assigned to a Risk Category as described above, and a range of initial base assessment rates applies to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

The Dodd-Frank Act establishes 1.35% as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must designate a reserve ratio, known as the designated reserve ratio (“DRR”), which may exceed the statutory minimum.  The FDIC has established 2.0% as the DRR.

In addition, federally insured institutions are required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the year ended December 31, 2011, the FICO assessment equaled 0.68 basis points for each $100 in domestic deposits.  These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019.  For 2011, the Bank incurred approximately $73,000 in FICO assessments.

Under the Dodd-Frank Act, beginning on January 1, 2011, all noninterest bearing transaction accounts and IOLTA qualify for unlimited deposit insurance by the FDIC through December 31, 2012.  NOW accounts, which were previously fully insured under the Transaction Account Guarantee Program, are no longer eligible for an unlimited guarantee due to the expiration of this program on December 31, 2010.  NOW accounts, along with all other deposits maintained at the Bank, are now insured by the FDIC up to $250,000 per account owner.

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to  First Financial Northwest and First Savings Bank. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, tier 1 and total capital, determined on a risk-weighted basis.  For additional information, see “– Capital Requirements – Possible Changes to Capital Requirements Resulting from Basel III” set forth below.

The FDIC may terminate the deposit insurance of any insured depository institution, including First Savings Bank, if it determines after a hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution meets certain criteria.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  We are not aware of any practice, condition or violation that might lead to termination of First Savings Bank’s deposit insurance.

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon its capital levels in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  The federal banking agencies have adopted regulations that implement this statutory framework.  Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level.  In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier

1 risk-based capital ratio of not less than 4% and a leverage ratio of not less than 4%.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally.  Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized.

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

Although First Savings Bank met the financial ratios for well capitalized status at December 31, 2011 based on general percentages in the regulatory guidelines, First Savings Bank is no longer regarded as well capitalized for federal regulatory purposes as a result of the deficiencies cited in the Order. As a result of this reclassification, our FDIC deposit insurance premiums increased and First Savings Bank became subject to restrictions on brokered deposits,  although the Bank did not have any brokered deposits at December 31, 2011.

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

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios. The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% of total assets. At December 31, 2011, First Savings Bank had a Tier 1 leverage capital ratio of 13.54%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts and each amount is then assigned to one of the four categories.  Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8% and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect a bank’s financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentrations of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies and management’s ability to monitor and control financial operating risks.

The DFI requires that net worth equal at least five percent of total assets.  At December 31, 2011, First Savings Bank had Tier 1 risk-based capital of 23.49%.

The table below sets forth First Savings Bank’s capital position under the prompt corrective action regulations of the FDIC at December 31, 2011 and 2010 and the requirements pursuant to the Order. The Bank’s Tier 1 capital ratio was 13.54% and our Total risk-based capital ratio was 24.76% at December 31, 2011 both of which exceeded the requirements of the Order of 10% and 12%, respectively.

	At December 31,
	2011		2010
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Bank equity capital under GAAP	$146,584		$142,482

Total risk-based capital	$153,935	24.76%	$151,782	19.65%
Total risk-based capital requirement	49,737	8.00	61,793	8.00
Excess	$104,198	16.76%	$89,989	11.65%

Tier 1 risk-based capital	$146,058	23.49%	$141,970	18.38%
Tier 1 risk-based capital requirement	24,868	4.00	30,896	4.00
Excess	$121,190	19.49%	$111,074	14.38%

Tier 1 leverage capital	$146,058	13.54%	$141,970	11.73%
Tier 1 leverage capital requirement	43,155	4.00	48,403	4.00
Excess	$102,903	9.54%	$93,567	7.73%

Pursuant to minimum capital requirements of the FDIC, the Bank is required to maintain a leverage ratio (capital to assets ratio) of 4% and risk-based capital ratios of Tier 1 capital and total capital (to total risk-weighted assets) of 4% and 8%, respectively.  The Order requires the Bank to maintain Tier 1 capital and total risk-based capital ratios at a minimum of 10% and 12%, respectively.  As of December 31, 2011 and 2010, the Bank was classified as an “adequately capitalized” institution under the criteria established by the FDIC.

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

Possible Changes to Capital Requirements Resulting from Basel III.  The Basel Committee on Banking Supervision has published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including First Savings Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

•	A minimum ratio of total capital to risk-weighted assets, plus an additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repurchase agreements and securities financing activities.

•
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.   The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

Federal Home Loan Bank System. First Savings Bank is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing. See “Business – Deposit Activities and Other Sources of Funds – Borrowings.”

As a member, First Savings Bank is required to purchase and maintain stock in the FHLB. At December 31, 2011, the Bank had $7.4 million in FHLB stock, which was in compliance with this requirement. First Savings Bank did not receive any dividends from the FHLB for the year ended December 31, 2011. Subsequent to December 31, 2008, the FHLB announced that it was below its regulatory risk-based capital requirement and it is now precluded from paying dividends or repurchasing capital stock. The FHLB is not anticipated to resume dividend payments until its financial results improve. The FHLB has not indicated when dividend payments may resume.

The Federal Home Loan Banks continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of First Savings Bank’s Federal Home Loan Bank stock may result in a corresponding reduction in its capital.

Real Estate Lending Standards.  FDIC regulations require First Savings Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards, loan administration procedures and documentation and approval and reporting requirements.  First Savings Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  First Savings Bank’s Board of Directors is required to review and approve First Savings Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four family residential properties in excess of the supervisory loan-to-value ratios should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in First Savings Bank’s records and reported at least quarterly to First Savings Bank’s Board of Directors.  First Savings Bank is in compliance with the record keeping and reporting requirements.  As of December 31, 2011, First Savings Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 9.7% of total risk-based capital and First Savings Bank’s loans on construction, commercial, multifamily or other non-one-to-four family residential properties in excess of  the supervisory loan-to-value ratios were 8.7% of total risk-based capital.

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

Washington State has enacted a law regarding financial institution parity.  Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks.  In order for a bank to exercise these powers, it must provide 30 days notice to the Director of the DFI and the Director must authorize the requested activity.  In addition, the law provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations.  Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit.  Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste.  However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.  To the extent that legal uncertainty exists in this area, all creditors, including First Savings Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which often are substantial and can exceed the value of the collateral property.

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts and non-personal time deposits.  These reserves may be in the form of cash or deposits with the regional Federal Reserve Bank.  NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank.  As of December 31, 2011, First Savings Bank’s vault cash exceeded its Regulation D reserve requirements.

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

Community Reinvestment Act.  Banks are subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution or banks that are involved in certain acquisitions by a savings and loan holding company.  First Savings Bank received a “satisfactory” rating during its most recent examination.

Dividends. The amount of dividends payable by First Savings Bank to First Financial Northwest depends upon First Savings Bank’s earnings and capital position, and is limited by federal and state laws.  According to Washington law, First Savings Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI.  Dividends on First Savings Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Savings Bank, without the approval of the Director of the DFI.

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

Under the Order, First Savings Bank is not able to pay dividends to First Financial Northwest without the prior approval of the DFI and the FDIC.  For additional information, see Item 1.A. “Risk Factors – Certain regulatory restrictions were recently imposed on us: lack of compliance could result in monetary penalties and/or additional regulatory actions.”

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

Qualified Thrift Lender Test.  Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association must comply with the Qualified Thrift Lender test by either meeting the Qualified Thrift Lender test set forth in the Home Owners’ Loan Act and its implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986.  A savings bank subsidiary of a savings and loan holding company that does not comply with the Qualified Thrift Lender test must comply with the following restrictions on its operations:

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

As of December 31, 2011, First Savings Bank maintained 74.8% of its portfolio assets in qualified thrift investments and, therefore, met the Qualified Thrift Lender test.

Other Consumer Protection Laws and Regulations.  First Savings Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers.  While not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices and various regulations that implement some or all of the foregoing.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services.  Failure to comply with these laws and regulations can subject First Savings Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights.

Regulation and Supervision of First Financial Northwest

General.  First Financial Northwest is a nondiversified unitary savings and loan holding company subject to the regulatory oversight of the Federal Reserve.  Accordingly, First Financial Northwest is required to register and file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve.  In addition, the Federal Reserve has enforcement authority over First Financial Northwest and its non-savings institution subsidiaries, which also permits the Federal Reserve to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution.  Beginning July 21, 2015, First Financial Northwest as a savings and loan holding company, will be subject to the same leverage and risk-based capital requirements that apply to insured depository institutions.  See “How We Are Regulated – Regulation and Supervision of First Savings Bank – Capital Requirements – Possible Changes to Capital Requirements Resulting from Basel III.”

First Financial Northwest was organized as a savings and loan holding company under the Home Owners’ Loan Act, as amended, instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 as a result of the election made by First Savings Bank under Section 10(l) of the Home Owners’ Loan Act, in connection with the mutual to stock conversion.  The election allows First Savings Bank to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act.  As a result, First Financial Northwest was registered with the OTS and was subject to OTS regulation, examination, and supervision until July 21, 2011 when the OTS’s supervision and rulemaking authority was transferred to the Federal Reserve.  In addition, First Financial Northwest is required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC.  As a subsidiary of a savings and loan holding company, First Savings Bank is subject to certain restrictions in its dealings with First Financial Northwest and affiliates thereof.

Generally, companies that become savings and loan holding companies following the May 4, 1999 grandfather date in the Gramm-Leach-Bliley Act of 1999 may engage only in the activities permitted for financial institution holding companies under the law for multiple savings and loan holding companies.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described above. Because First Savings Bank is treated as a savings association subsidiary of a savings and loan holding company, it must notify the Federal Reserve 30 days before declaring any dividend to First Financial Northwest.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve and the Federal Reserve has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of First Savings Bank.

Capital Requirements for First Financial Northwest. Under the Dodd-Frank Act, savings and loan holding companies will not be subject to any capital requirements until 2015. The Federal Reserve, however, expects First Financial Northwest to support First Savings Bank, including providing additional capital to First Savings Bank if it does not meet its capital requirements.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association.  An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Federal Reserve.  Under the Change in Bank Control Act, the Federal Reserve has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquiror and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Restrictions on Dividends. First Financial Northwest’s ability to declare and pay dividends may depend in part on dividends received from First Savings Bank. The Revised Code of Washington regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid out of accumulated net earnings, provided that the bank continues to meet its surplus requirements. In addition, dividends may not be declared or paid if First Savings Bank is in default in payment of any assessment due the FDIC.  On April 14, 2010, in connection with our most recent examination by the OTS, the members of the Board of Directors of First Financial Northwest entered into an MOU. Under the terms of the MOU, First Financial Northwest agreed, among other things, to provide notice to and obtain written non-objection from the OTS prior to declaring a dividend. For additional information, see Item 1.A. “Risk Factors – Certain regulatory restrictions were recently imposed on us: lack of compliance could result in monetary penalties and/or additional regulatory actions.”

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders.  Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a savings institution and certain affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2011, First Savings Bank was in compliance with these restrictions.

Restrictions on Acquisitions.  Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Federal Reserve, (1) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (2) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary.  Except with the prior approval of the Federal Reserve, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Federal Reserve may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (1) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (2) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act or (3) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Federal Securities Laws.  First Financial Northwest’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002. As a public company, First Financial Northwest, is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act of 2002 was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with several accounting scandals.  The stated goals of the Sarbanes-Oxley Act of 2002 are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act of 2002 includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General.

Taxation

Federal Taxation

General.  First Financial Northwest and First Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Savings Bank.  The tax years still open for review by the Internal Revenue Service are 2007 through 2011.

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

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the pre- ceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 2009.

Charitable Contribution Carryovers.  We may carryforward charitable contributions to the succeeding five taxable years.  The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws.  At December 31, 2011, First Financial Northwest had a charitable contribution carryforward for federal income tax purposes of $4.8 million.  This carryforward was generated from our creation of the First Financial Northwest Foundation to which we contributed a block of stock in connection with the mutual to stock conversion, having a market value of $16.9 million.  At December 31, 2011, the valuation allowance related to the charitable contribution carryforward totaled $4.8 million.  This amount represents the tax effect of the estimated amount of the First Financial Northwest’s charitable contribution carryforward that management believes will not be utilized in 2012.

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

Victor Karpiak, age 57, is Chairman of the Board, President and Chief Executive Officer of First Financial Northwest and First Savings Bank.  Prior to his appointment as President of First Savings Bank in 1999, he served as Executive Vice President and Chief Financial Officer.  Mr. Karpiak has served as President and Chief Financial Officer of First Financial Holdings, MHC and First Financial of Renton, predecessors of First Financial Northwest, since they were established in 2002.  In January 2005, he was appointed Chairman of the Board and Chief Executive Officer of First Financial Holdings, MHC, First Financial of Renton and First Savings Bank.  He has been with First Savings Bank for 33 years.

Kari A. Stenslie, age 47, is Vice President and Chief Financial Officer of First Financial Northwest and First Savings Bank.  Prior to joining First Financial Northwest on February 19, 2008, she was employed by First Mutual Bancshares, Inc. Bellevue, Washington and its subsidiary, First Mutual Bank, from 1988 to 2008 in accounting related positions. From 1999 until its acquisition in February 2008 she was First Mutual’s Senior Vice President and Controller. Ms. Stenslie is a certified public accountant with over 20 years of financial institution experience.  She received her Bachelor of Arts degree in Business from Seattle University. Ms. Stenslie’s professional affiliations include the American Institute of Certified Public Accountants, Washington State Society of Certified Public Accountants and the Institute of Management Accountants.

Herman Robinson, age 66, is Senior Vice President and Chief Lending Officer of First Savings Bank.  Prior to joining First Savings Bank on June 1, 2010, Mr. Robinson was Senior Vice President, Senior Credit Approval Officer at East West Bank, the successor to United Commercial Bank, from 2000 to May 2010.  Mr. Robinson has over 40 years of banking experience.  During his banking career, Mr. Robinson has held positions such as Chief Credit Officer, Manager of Special Credits and Senior Vice President and Manager of Commercial Lending at various banks.

Roger Elmore, age 45, is Vice President of First Financial Northwest and Senior Vice President and Chief Administrative Officer of First Savings Bank.  Prior to his promotion in 2008, Mr. Elmore served as Vice President and Senior Operations Officer of First Savings Bank, a position he had held since 2004.  Before that Mr. Elmore was Vice President Risk Operations Division Manager at Washington Mutual Bank from 2001 through 2004.  Prior to 2001, Mr. Elmore held numerous management positions at Washington Mutual Bank.

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

Certain regulatory restrictions imposed on us; lack of compliance could result in monetary penalties and/or additional regulatory actions.

The Bank entered into an Order with the Federal Deposit Insurance Corporation and the Washington State Department of Financial Institutions, which became effective on September 24, 2010. Under the terms of the Order, the Bank is required, among other things, to take certain measures in the areas of management, capital, classified assets, loan loss allowance determination, lending, liquidity management, and board oversight. Specifically, the Order requires that the Bank maintain a Tier 1 capital ratio and a total risk-based capital ratio of at least 10% and 12%, respectively, and reduce assets classified as substandard to below 65% by March 2011. The Bank must also revise its lending and collection and written funds management and liquidity policies, including a plan to reduce its reliance on non-core funding sources, revise its policy for determining the allowance for loan losses, develop a plan to reduce its commercial real estate concentrations and submit to regulators a strategic business plan and independent management study. The Order specifies certain timeframes for meeting these requirements and the Bank must furnish periodic progress reports to the Federal Deposit Insurance Corporation and Washington State Department of Financial Institutions regarding its compliance with the Order. In addition, the Bank will not be able to pay cash dividends to First Financial Northwest without prior approval from the Federal Deposit Insurance Corporation and Washington State Department of Financial Institutions.

On April 14, 2010, the members of the Board of Directors of First Financial Northwest entered into an memorandum of understanding with the Office of Thrift Supervision which is now enforced by the Federal Reserve as the successor to the Office of Thrift Supervision. Under the terms of the memorandum of understanding, the Company agreed, among other things, to provide notice to and obtain written non-objection from the Federal Reserve (as successor to the Office of Thrift Supervision) prior to the Company (a) declaring a dividend or redeeming any capital stock; and (b) incurring, issuing, renewing or repurchasing any new debt. In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

At December 31, 2011, First Savings Bank exceeded all current regulatory capital requirements, including the requirements in the Order and the Bank has implemented a comprehensive plan in an attempt to achieve full compliance with the Order. The Order also requires assets classified as substandard as a percentage of Tier 1 capital plus allowance for loan losses be below 65% by March 2011. The Bank met and has exceeded this requirement since December 31, 2010 and has continued to reduce these adversely classified assets during the year ended December 31, 2011. (See Item 1, “Business – How We Are Regulated – Regulation and Supervision of First Savings Bank – Capital Requirements,” and Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 for additional information regarding regulatory capital requirements for First Savings Bank for the year ended December 31, 2011).

The Order and memorandum of understanding will remain in effect until stayed, modified, terminated or suspended by the Federal Deposit Insurance Corporation and the Washington State Department of Financial Institutions and the Federal Reserve Bank as successor to the Office of Thrift Supervision, as the case may be. If either the Company or the Bank fail to comply with the Order or the memorandum of understanding, they could be subject to various remedies, including among others, the regulator’s exercise of powers to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and/or directors and to assess civil monetary penalties. Management of the Bank has been taking action and implementing programs to comply with the requirements of the Order. Although compliance will be determined by the Federal Deposit Insurance Corporation and the Washington State Department of Financial Institutions, management believes that the Bank will comply in all material respects with the Order. Any of these regulators may determine at their sole discretion that the matters covered in the Order have not been addressed satisfactorily, or that any current or past actions, violations, or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, pay dividends on our common stock or the value of our common stock as well as our financial condition and results of operations.

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

A further deterioration in economic conditions, or a prolonged delay in the economic recovery in the market area we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;
•	demand for our products and services may decline;
•	collateral for loans, especially real estate, may decline further in value, in turn reducing customers’ borrowing power, reducing the value of assets and collateral associated with existing loans; and
•	the amount of our low-cost or noninterest-bearing deposits may decrease.

Our construction/land development loans are based upon estimates of costs and the value of the completed project.

We make construction/land development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2011, construction/land development loans totaled $25.1 million, or 3.5% of our total loan portfolio.  Land loans, which are loans made with land as security, totaled $17.0 million, or 2.3% of our total loan portfolio at December 31, 2011. Land loans include raw land and land acquisition and development loans. In addition, at December 31, 2011, we had $1.9 million of commercial and multifamily construction loans and $6.2 million, of one-to-four family loans.

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

These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. These loans are also generally more difficult to monitor.  In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences. At December 31, 2011, $8.2 million of our construction/land development loans were for speculative construction loans and $9.2 million, or 36.7%, of our construction/land development loans were classified as nonperforming.

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

At December 31, 2011, we had $232.3 million of commercial real estate loans, representing 32.1% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

A secondary market for most types of commercial real estate loans is not readily available, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans.  As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Our concentration in non-owner occupied real estate loans may expose us to increased credit risk.

At December 31, 2011, $147.4 million, or 43.9% of our one-to-four family residential mortgage loan portfolio and 20.4% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties.  At December 31, 2011, nonperforming, non-owner occupied one-to-four family residential loans amounted to $4.8 million.  Prior to foreclosure, loans that were classified as non-owner occupied residential properties and are now classified as other real estate owned, amounted to $7.0 million at December 31, 2011.   Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream.  In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties.

Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.  At December 31, 2011, we had 50 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $115.7 million.  Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2011, $335.4 million, or 46.4% of our total loan portfolio, was secured by first liens on one-to-four family residential loans. In addition, at December 31, 2011, our home equity lines of credit totaled $10.0 million.  These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio exposes us to greater risk of loss.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because of the decline in home values in our market area. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

If our allowance for loan losses is not adequate, we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.
For the years ended December 31, 2011 and 2010, we recorded a provision for loan losses of $4.7 million and $53.1 million, respectively. We also recorded net loan charge-offs of $10.7 million and $63.6 million for the  years ended December 31, 2011 and 2010. We continue to experience loan delinquencies and credit losses. Slower sales and excess inventory in the housing market has been the primary cause of foreclosures for residential construction/land development loans, which represent 34.6% of our nonperforming assets at December 31, 2011 compared with 48.7% at December 31, 2010.  At December 31, 2011 our total nonperforming assets had decreased to $49.7 million compared to $93.0 million at December 31, 2010.  Further, construction/land development and commercial real estate loans have a higher risk of loss than residential loans.

If current trends in the housing and real estate markets continue, we may experience higher delinquencies and credit losses.  As a result, we could be required to increase our provision for loan losses and to charge-off additional loans in the future, which could have a material adverse effect on our financial condition and results of operations.

We may experience fluctuations in our operating results.

       We reported net income of $4.2 million for the fiscal year ended December 31, 2011; however, we recorded a net loss of $54.1 million and $40.7 million for the years ended December 31, 2010 and 2009, respectively.  The losses in 2010 and 2009 primarily resulted from our high level of nonperforming assets and the resultant increased provision for loan losses. Although, our nonperforming assets have declined, we continue to monitor the performance and strength of our loan portfolio, as increases in our nonperforming assets and provision for loan losses could cause us to incur losses in future quarterly or annual periods.  In addition, several factors affecting our business can cause significant fluctuations in our quarterly and annual results of operations.  In particular, fluctuations in the volume of our loan originations, the differences between our cost of funds and yield on assets and problems generally affecting the mortgage loan industry can result in increases or decreases in our revenues from quarter to quarter.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

Lending is a primary part of our business and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	the cash flow of the borrower and/or the project being financed;
•	in the case of a collateralized loan, changes and uncertainties as to the future value of the collateral;
•	the duration of the loan;
•	the credit history of a particular borrower; and
•	changes in economic and industry conditions.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

Our allowance for loan losses was 2.3% of loans net of undisbursed funds and 69.9% of nonperforming loans net of undisbursed funds at December 31, 2011. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and  capital.

If our investments in other real estate owned are not properly valued our earnings could be reduced.

We use current property valuations in the form of appraisals when a loan has been foreclosed and the property taken in as other real estate owned.  Subsequently, an evaluation is performed by our experienced lending staff during the assets’ holding period.  Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's net book value over its fair value.  If our valuation process is incorrect, the fair value of our investments in other real estate owned may not be sufficient to recover our net book value in such assets, resulting in the need for additional charge-offs. Additional material charge-offs to other real estate owned could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our other real estate owned and may require us to recognize additional charge-offs.  Any increase in our charge-offs, as required by such regulators, may have a material adverse effect on our financial condition, results of operations and capital.

We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon net interest income.  Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve.  Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.  Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Further, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust.  Approximately 15% of our loan portfolio was comprised of adjustable-rate loans at December 31, 2011.  At that date, $28.4 million, or 26.1%, of these loans were at their floor interest rate.  The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates.  Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations.  Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

Further deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses on our investment in Federal Home Loan Bank of Seattle stock.

At December 31, 2011, we owned $7.4 million of stock of the Federal Home Loan Bank of Seattle. As a condition of membership at the Federal Home Loan Bank of Seattle, we are required to purchase and hold a certain amount of Federal Home Loan Bank of Seattle stock. This requirement is based, in part, upon the outstanding principal balance of advances from the Federal Home Loan Bank of Seattle and is calculated in accordance with the Capital Plan of the Federal Home Loan Bank of Seattle. Our Federal Home Loan Bank of Seattle stock has a par value of $100, is carried at cost, and is subject to recoverability testing. The Federal Home Loan Bank of Seattle announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency, its primary regulator as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the Federal Home Loan Bank of Seattle has not paid a dividend since the fourth quarter of 2008.  In August 2009, under the Federal Housing Finance Agency's prompt corrective action regulations, the Federal Home Loan Bank of Seattle received a capital classification of "undercapitalized" and has subsequently remained so classified, due to, among other things, risk-based capital deficiencies as of March 31, 2009 and June 30, 2009, the deterioration in the value of its private-label mortgage-backed securities and the amount of accumulated unrealized losses stemming from that deterioration, and the amount of its retained earnings. On October 25, 2010, the Federal Home Loan Bank of Seattle entered into a consent order with the Federal Housing Finance Agency.  The consent order required, among other matters, the Federal Home Loan Bank of Seattle meet and maintain certain minimum financial requirements. The Federal Home Loan Bank of Seattle has communicated that, with the exception of a retained earnings requirement, it is in compliance with the minimum financial requirements and has continued taking the specified actions and is working toward meeting the agreed-upon milestones and timelines for completing capital management, asset composition, and other operational and risk management improvements as indicated in the consent order.   As a result, we have not recorded an impairment on our investment in Federal Home Loan Bank of Seattle stock. We will continue, however, to monitor the financial condition of the Federal Home Loan Bank of Seattle and its compliance with the consent order as it relates to, among other things, the recoverability of our investment.

Increases in deposit insurance premiums and special Federal Deposit Insurance Corporation assessments will hurt our earnings.

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio.  The Federal Deposit Insurance Corporation has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. For institutions with assets less than $10 billion, the Dodd-Frank Act requires the Federal Deposit Insurance Corporation to offset the effect of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The Federal Deposit Insurance Corporation has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the Federal Deposit Insurance Corporation must set a designated reserve ratio, which may exceed the statutory minimum.  The Federal Deposit Insurance Corporation has set 2.0% as the designated reserve ratio.

As required by the Dodd-Frank Act, the Federal Deposit Insurance Corporation has adopted final regulations under which insurance premiums are based on an institution’s total assets minus its tangible equity instead of its deposits.  While our Federal Deposit Insurance Corporation premiums initially will be reduced, it is possible that our insurance premiums will increase under these final regulations in future periods.

Continued weak or worsening credit availability could limit our ability to replace deposits and fund loan demand, which could adversely affect our earnings and capital levels.

Continued weak or worsening credit availability and the inability to obtain adequate funding to replace deposits and fund continued loan growth may negatively affect asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, maturity of investment securities and loan payments, we rely from time to time on advances from the Federal Home Loan Bank of Seattle and other funding sources to fund loans. Negative operating results or economic conditions could adversely affect these additional funding sources, which could limit the funds available to us. Our liquidity position could be significantly constrained if we are unable to access funds from the Federal Home Loan Bank of Seattle, or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. In this case, our results of operations and financial condition would be negatively affected.

Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. In addition, recent changes in the collateralization requirements and other provisions of the Washington public funds deposit programs have changed the economic benefit associated with accepting public funds deposits, which may affect our need to utilize alternative sources of liquidity.  At December 31, 2011 we had $22.0 million in public funds.

Our single branch location limits our ability to attract retail deposits and as a result a large portion of our deposits are certificates of deposit, including “Jumbo” certificates which may not be as stable as other types of deposits.

Our single branch location limits our ability to compete with larger institutions for noninterest bearing deposits as these institutions have a larger branch network providing greater convenience to customers. As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2011, $570.0 million, or 72.3%, of our total deposits were certificates of deposit and, of that amount, $416.5 million, or 73.1%, were “jumbo” certificates of $100,000 or more ($22.0 million or 2.8% of our total deposits were public funds). In addition, deposit inflows are significantly influenced by general interest rates. Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts. In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits which could increase our cost of funds and negatively impact our interest rate spread and financial condition.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.  Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired.

Financial reform legislation enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act. This new law has significantly changed the  bank regulatory structure and affected the lending, deposit, investment and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act eliminated the Office of Thrift Supervision, First Financial Northwest’s former primary federal regulator on July 21, 2011 and authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, including First Financial Northwest, in addition to bank holding companies, which it also regulates.  The regulations of the Office of Thrift Supervision will remain in effect after July 21, 2011, until modified by the Board of Governors. Under the Dodd-Frank Act, savings and loan holding companies will become subject to capital requirements established by the Board of Governors in 2015.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company.  Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months after the date of enactment.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  In addition, effective one year after the date of enactment, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense and deposit balances.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor and non-interest-bearing transaction accounts and interest on lawyers trust accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether or not the company is publicly traded.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Financial institutions with $10 billion or less in assets, such as First Savings Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Bank.  However, it is expected that at a minimum, compliance with this law and implementing its regulations will increase our operating and compliance costs and could increase our interest expense.  Any additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.  For additional information, see Item 1, “Business – How We Are Regulated – Recently Enacted Regulatory Reform.”

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices and/or increase the ability of non-banks to offer competing financial services and products, among other things.  Further, recent regulatory changes to the rules for overdraft fees for debit transactions and interchange fees could reduce our fee income which would result in a reduction of our noninterest income. Our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage and could have a material adverse effect on our business, financial condition and results of operations.  While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Our litigation related costs might increase.

The Bank, from time to time, becomes subject to legal proceedings that arise in the ordinary course of the Bank’s business.  In the current economic environment litigation may increase significantly as a result of defaulted borrowers asserting claims to defeat or delay foreclosure proceedings.  Expenses of legal proceedings could adversely affect the Bank’s results of operations until they are resolved.  There can be no assurance that the Bank’s loan workout and other activities will not expose the Bank to legal actions, including lender liability or environmental claims.

State taxes may increase.

Washington State currently has a deficit for the ensuing biennium of approximately $1.5 billion and as a result, state taxes may increase.  The State Legislature is considering a variety of tax measures to balance the State budget which, if passed into law, may increase our State tax expense.

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

Item 2.  Properties

At December 31, 2011, we had one full service office, which we own in Renton, Washington.  This site is the corporate office for First Financial Northwest and First Savings Bank and is located at 201 Wells Avenue South, Renton, Washington.  This location is also the site for the operations of First Financial Northwest’s subsidiary, First Financial Diversified Corporation, at 208 Williams Avenue South.  The lending division operations of First Savings Bank are located at 207 Wells Avenue South.

Item 3.  Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business.  As of December 31, 2011, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market, under the symbol “FFNW.”  As of December 31, 2011, there were 18.8 million shares of common stock issued and outstanding and we had 893 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.

Dividends

Under federal regulations, the dollar amount of dividends First Savings Bank may pay to First Financial Northwest, Inc. depends upon its capital position and recent net income.  Generally, if First Savings Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the state law and FDIC regulations.  However, under the Order, the Bank is not able to pay dividends to First Financial Northwest without the prior approval of the DFI and the FDIC.  Further, First Savings Bank may not declare or pay a dividend on or repurchase any of its common stock if it would cause the regulatory capital of the Bank to be reduced below the amount required for the liquidation account which was established in connection with the conversion.  First Savings Bank is 100% owned by First Financial Northwest, Inc. Under Washington law, First Financial Northwest is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if First Financial Northwest’s total liabilities would exceed its total assets. Under the terms of the MOU, First Financial Northwest must provide notice to and obtain written non-objection from the Federal Reserve prior to declaring a dividend.  See “Item 1. Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest – Dividends” and Note 13 of Notes to the Consolidated Financial Statements contained in Item 8.

The following table sets forth the high and low of and dividends declared on, First Financial Northwest’s common stock during each of the quarters in the years ended December 31, 2011 and 2010.  The following information was provided by The Nasdaq Stock Market LLC.

	High	Low	Dividends
2011
First Quarter	$5.97	$4.00	$--
Second Quarter	6.30	4.94	--
Third Quarter	5.70	4.30	--
Fourth Quarter	5.90	5.21	--

2010
First Quarter	$7.46	$5.59	$0.085
Second Quarter	7.64	3.75	--
Third Quarter	4.66	3.86	--
Fourth Quarter	4.09	3.25	--

Stock Repurchases

First Financial Northwest has implemented various stock buy-back programs since June 2008.  On November 5, 2008, First Financial Northwest announced a plan to repurchase and retire 2,285,280 shares, or approximately 10% of its outstanding common stock which was completed on February 9, 2009. The plan was amended on February 18, 2009 to authorize the repurchase of an additional 2,056,752 shares or approximately 10% of our outstanding common stock.  At December 31, 2011, 294,400 shares remain outstanding to be repurchased under the plan. No shares were repurchased during the year ended December 31, 2011.

Under the MOU First Financial Northwest must provide notice to and obtain written non-objection from the Federal Reserve prior to First Financial Northwest repurchasing any capital stock.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total shareholder return on First Financial Northwest’s Common Stock with the cumulative total return on the Russell 2000 Index, the Nasdaq Bank Index, and the SNL Thrift Index, a peer group index.  The graph assumes that total return includes the reinvestment of all dividends, and that the value of the investment in First Financial Northwest’s common stock and each index was $100 on October 10, 2007, (the first trading day following the completion of First Financial Northwest’s public offering), and is the base amount used in the graph.  The closing price of First Financial Northwest’s common stock on December 31, 2011 was $5.90.

Total Return Performance
125
100
75
50
25
0
Index Value
10/10/07
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
First Financial Northwest, Inc.
NASDAQ Bank
Russell 2000
SNL Thrift

	Period Ended
Index	10/10/07	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
First Financial Northwest, Inc.	100.00	83.89	81.63	59.89	37.08	54.69
NASDAQ Bank Index	100.00	86.16	67.60	56.58	64.59	57.81
Russell 2000	100.00	90.92	60.20	76.56	97.12	93.06
SNL Thrift Index	100.00	69.46	44.21	41.23	43.08	36.24

Item 6.  Selected Financial Data

The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and have been derived from our audited consolidated financial statements.  The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007 (2)
FINANCIAL CONDITION DATA:	(In thousands, except share data)

Total assets	$1,059,390	$1,193,658	$1,315,334	$1,244,440	$1,140,888
Investments available for sale	129,002	164,603	97,383	149,323	119,837
Investments held to maturity	--	--	--	--	80,410
Loans receivable, net (1)	703,288	856,456	1,039,300	1,035,181	880,664
Goodwill	--	--	--	14,206	14,206
Deposits	788,665	920,226	939,423	791,483	729,494
Advances from the FHLB	83,066	93,066	139,900	156,150	96,000
Stockholders’ equity	181,320	174,478	228,517	290,108	309,286
Book value per common share	9.64	9.28	12.14	13.62	13.53

OPERATING DATA:

Interest income	$51,052	$60,544	$65,033	$68,601	$66,569
Interest expense	18,485	27,559	33,913	35,978	42,848

Net interest income	32,567	32,985	31,120	32,623	23,721
Provision for loan losses	4,700	53,100	51,300	9,443	6,000

Net interest income (loss) after
provision for loan losses	27,867	(20,115)	(20,180)	23,180	17,721

Noninterest income	2,533	1,041	2,032	200	589
Noninterest expense	26,158	31,063	35,067	14,687	25,969

Income (loss) before provision (benefit) for federal income taxes	4,242	(50,137)	(53,215)	8,693	(7,659)
Provision (benefit) for federal income taxes	--	3,999	(12,507)	4,033	(3,675)

Net income (loss)	$4,242	$(54,136)	$(40,708)	$4,660	$(3,984)

Basic earnings (loss) per share (3)	$0.24	$(3.11)	$(2.18)	$0.22	$(0.51)

Diluted earnings (loss) per share (3)	$0.24	$(3.11)	$(2.18)	$0.22	$(0.51)
___________________
(1)	Net of ALLL, undisbursed funds and deferred loan fees and costs.
(2)	First Financial Northwest completed the offering in connection with the mutual to stock conversion on October 9, 2007 and its stock began trading on NASDAQ on October 16, 2007.
(3)	Earnings (loss) per share is calculated for the period from October 9, 2007 to December 31, 2007, the period for which First Financial Northwest was publicly-owned.

	At December 31,
OTHER DATA:	2011	2010	2009	2008	2007

Number of:
Loans outstanding	2,326	2,764	3,284	3,362	3,015
Deposit accounts	13,729	15,087	15,546	15,719	15,548
Full-service offices	1	1	1	1	1

	At or For the
	Years Ended December 31,
KEY FINANCIAL RATIOS:	2011	2010	2009	2008	2007

Performance Ratios:
Return (loss) on assets	0.37%	(4.18)%	(3.14)%	0.39%	(0.37)%
Return (loss) on equity	2.36	(26.59)	(15.18)	1.50	(2.59)
Dividend payout ratio	--	(2.73)	(15.60)	109.09	N/A
Equity-to-assets ratio	17.12	14.62	17.37	23.31	27.11
Interest rate spread	2.78	2.40	1.86	1.84	1.75
Net interest margin	3.01	2.70	2.49	2.81	2.30
Average interest-earning assets to
average interest-bearing liabilities	113.33	113.35	123.31	131.20	113.48
Efficiency ratio	74.52	91.29	105.78	44.75	106.82
Noninterest expense as a
percent of average total assets	2.28	2.40	2.71	1.22	2.42
Book value per common share	$9.64	$9.28	$12.14	$13.62	$13.53

Capital Ratios (1):
Tier I leverage	13.54%	11.73%	12.46%	15.61%	16.62%
Tier I risk-based	23.49	18.38	19.20	23.04	24.84
Total risk-based	24.76	19.65	20.49	24.30	25.91

Asset Quality Ratios:
Nonperforming loans as a percent of total loans	3.28%	7.14%	11.23%	5.56%	2.81%
Nonperforming assets as a percent of total assets	4.69	7.79	10.08	4.71	2.19
ALLL as a percent of total loans, net of
undisbursed funds	2.29	2.56	3.07	1.61	0.89
ALLL as a percent of nonperforming loans, net
of undisbursed funds	69.89	35.80	27.37	28.96	31.83
Net charge-offs to average
loans receivable, net	1.39	6.55	3.38	0.04	--

_______________
(1)       Capital ratios are for First Savings Bank only.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington.  First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business and consumer loans.  Our current business strategy emphasizes one-to-four family residential, multifamily and commercial real estate lending.

Continuing adverse conditions in the national and local economies have resulted in a challenging operating environment for financial institutions, particularly in the Pacific Northwest. Over the last three years, the national residential lending market has experienced severe conditions as loan delinquencies and foreclosure rates rose to unprecedented volumes. During 2011, the residential lending market improved somewhat especially late in the year, but remained at depressed levels. Nationally at December 31, 2011, the delinquency rate for one-to-four family residential loans 30 days or more delinquent was 7.6% and the percentage of loans in foreclosure was 4.4% according to the National Delinquency Survey published by the Mortgage Bankers Association.

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

During 2011, our provision for loan losses totaled $4.7 million, a decrease of $48.4 million from $53.1 million for the year ended December 31, 2010.  The decrease in the provision during 2011 was attributable to the decline in the level of nonperforming loans, improved delinquency rates, the decline in the level of charge-offs and the decrease in the loan portfolio. We will continue to monitor our loan portfolio and make adjustments to our ALLL as we deem necessary.

Our noninterest expenses consist primarily of compensation and benefits, occupancy and equipment, data processing, OREO related expenses, professional services, deposit insurance premiums and other general and administrative expenses. Compensation and benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of real estate taxes, depreciation charges, maintenance and costs of utilities. OREO related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes and insurance.

Our noninterest expenses decreased $4.9 million during the year ended December 31, 2011 as compared to 2010.  The decrease was primarily attributable to a $5.5 million decrease in net OREO expenses, including gains on the sale of OREO, during the year ended December 31, 2011.

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

Allowance for Loan Losses.  Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio.  Our methodology for analyzing the ALLL consists of two components: general and specific allowances.  The general allowance is determined by applying factors to our various groups of loans.  Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL.  The specific allowance component is created when management believes that the collectibility of a specific loan has been impaired and a loss is probable.  The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete, if any, and costs to sell the property.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

Our Board of Directors approves the provision for loan losses on a quarterly basis.  The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the ALLL is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio.  The impact of an unexpected large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.  For additional information see the section titled “We may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations,” within the section titled “Item 1A.  Risk Factors” in this Form 10-K.

Valuation of OREO and Foreclosed Assets.  Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs to sell.  Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale.  Accordingly, the valuation of OREO is subject to significant external and internal judgment.  If the carrying value of the loan at the date a property is transferred into OREO exceeds the fair value less estimated costs to sell, the excess is charged to the ALLL.  Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell.  Any further decreases in the value of OREO are considered valuation adjustments and are charged to noninterest expense in the Consolidated Statements of Income.  Expenses from the maintenance and operations and any gains or losses from the sales of OREO are included in noninterest expense.

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

Other-Than-Temporary Impairments On the Market Value of Investments.  Declines in the fair value of any available for sale or held to maturity investment below their cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the investment to that of fair value.  A charge to earnings and an establishment of a new cost basis for the investment is made.  Unrealized investment losses are evaluated at least quarterly to determine whether such declines should be considered other-than-temporary and therefore be subject to immediate loss recognition.  Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the investment security is below the carrying value primarily due to changes in interest rates and there has not been significant deterioration in the financial condition of the issuer.  An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer.  Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is other-than-temporary include ratings by recognized rating agencies; the extent and duration of an unrealized loss position; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts.  Therefore, continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

     General. At December 31, 2011, total assets decreased $134.3 million to $1.1 billion from $1.2 billion at December 31, 2010.  This decrease in total assets was primarily the result of reductions in net loans receivable of $153.2 million and investments available for sale of $35.6 million partially offset by an increase of $69.2 million in interest-bearing deposits.  Total liabilities decreased $141.1 million to $878.1 million at December 31, 2011 from $1.0 billion at December 31, 2010 primarily due to a decrease of $131.6 million in deposits and a decrease of $10.0 million in advances from the FHLB.  Stockholders’ equity increased $6.8 million to $181.3 million at December 31, 2011 from $174.5 million at December 31, 2010 primarily due to net income of $4.2 million for the year.

Assets.  The following table details the changes in the composition of our assets from December 31, 2010 to December 31, 2011.

	Balance at December 31, 2011	Increase/(Decrease) from December 31, 2010	Percentage Increase/(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$4,620	$(2,846)	(38.1)%
Interest-bearing deposits	160,141	69,180	76.1
Investments available for sale, at fair value	129,002	(35,601)	(21.6)
Loans receivable, net	703,288	(153,168)	(17.9)
Premises and equipment, net	18,922	(907)	(4.6)
FHLB stock, at cost	7,413	--	--
Accrued interest receivable	3,856	(830)	(17.7)
Federal income tax receivable	1,060	(4,856)	(82.1)
OREO	26,044	(4,058)	(13.5)
Prepaid expenses and other assets	5,044	(1,182)	(19.0)
Total assets	$1,059,390	$(134,268)	(11.2)%

Interest-bearing deposits increased $69.2 million from December 31, 2010 primarily as a result of funds received from decreases in net loans receivable of $153.2 million and in investments available for sale of $35.6 million.  We utilized the liquidity generated to reduce our FHLB advances by $10.0 million and fund the decrease in customer deposits of $131.6 million.

Net loans receivable decreased $153.2 million to $703.3 million at December 31, 2011 compared to $856.5 million at December 31, 2010.  Loan originations for the year ended December 31, 2011 totaled $31.6 million, a decrease of $27.8 million from the year ended December 31, 2010.  The decline in our loan portfolio was the result of weak loan demand, paydowns due to normal borrower activity, short-sales, charge-offs and transfers of nonperforming loans to OREO.  Loan originations declined primarily as a result of our focus on improving the performance of our loan portfolio and reducing our nonperforming assets.  Loan originations included $11.2 million in one-to-four family residential; $4.1 million in commercial real estate, $6.8 million in multifamily and $5.8 million in consumer loans.  We also originated $1.4 million in construction/land development and $2.3 million in business loans.  Loan repayments during 2011 were $165.5 million and loans transferred to OREO totalled $26.2 million.

Our investments available for sale decreased $35.6 million, or 21.6%, to $129.0 million at December 31, 2011 from $164.6 million at December 31, 2010. During the year ended December 31, 2011, we sold $76.9 million of investments.  Gross proceeds from the sales were $79.1 million with net gains of $2.2 million.  During the year ended December 31, 2011, we purchased $74.7 million of investments which included $40.0 million of U.S. government agency securities with the remaining purchases primarily consisting of Fannie Mae and Freddie Mac fixed-rate, mortgage-backed securities.  The purchases and sales of investments throughout 2011 were executed to improve our interest rate risk position, deploy excess liquidity into investments as there was weak demand for loans to creditworthy borrowers in our market area and to take advantage of gains in our securities portfolio.

Our nonperforming loans decreased to $23.7 million at December 31, 2011 from $62.9 million at December 31, 2010.  Nonperforming loans as a percent of our total loan portfolio, net of undisbursed funds, was 3.28% and 7.14% at December 31, 2011 and 2010, respectively.  The following table presents a breakdown of our nonperforming assets:

			Amount of	Percent of
	December 31,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$9,808	$22,688	$(12,880)	(56.8)%
Multifamily	949	--	949	100.0
Commercial real estate	3,736	7,306	(3,570)	(48.9)
Construction/land development	9,199	32,885	(23,686)	(72.0)
Consumer	--	57	(57)	(100.0)
Total nonperforming loans	23,692	62,936	(39,244)	(62.4)

OREO	26,044	30,102	(4,058)	(13.5)

Total nonperforming assets	$49,736	$93,038	$(43,302)	(46.5)%

There were no undisbursed funds related to our nonperforming loans at December 31, 2011.  Foregone interest during the year ended December 31, 2011 relating to all nonperforming loans totaled $2.2 million.  We continued to execute our strategy implemented in 2009, when we hired experienced professionals to form a special assets department whose primary focus was on the prompt and effective management of our troubled and nonperforming assets to expedite their disposition and minimize any losses.  This strategy changed our long-standing practice of promoting builder-partnering solutions as opposed to that of Bank-directed solutions such as foreclosures, short-sales and accepting deeds in lieu of foreclosure.  This approach has resulted in First Savings Bank foreclosing or accepting deeds in lieu of foreclosure on $26.2 million of real estate during 2011 and $50.2 million during 2010.  We anticipate continued foreclosure activity in 2012 but at lower levels than in 2011 and 2010.

Management performs an impairment analysis on a loan when it determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled.  The analysis usually occurs when a loan has been classified as substandard or placed on nonaccrual status.  If the market value less costs to sell (“market value”), of the impaired loan is less than the recorded investment in the loan, impairment is recognized by establishing a specific reserve in the ALLL for the loan or by adjusting an existing reserve amount.

Deposits.  During the year ended December 31, 2011, deposits decreased $131.6 million to $788.7 million as compared to $920.2 million at December 31, 2010.  The decrease in deposits was primarily the result of our strategy to reduce our total assets, mainly cash, as a result of low loan demand.  In addition, we did not renew certificates of deposit from municipalities and other government related entities due to the higher cost of maintaining these accounts.  Public funds declined to $22.0 million at December 31, 2011 from $58.7 million at December 31, 2010.  We experienced decreases in our noninterest bearing accounts of $2.7 million, money market accounts of $13.4 million and certificates of deposit of $118.7 million, which were offset by increases in NOW accounts of $735,000 and savings accounts of $2.4 million.  These decreases also reflect our strategy to compete less aggressively on deposit interest rates to reduce our cost of funds.  We did not have any brokered deposits at December 31, 2011 and 2010.

        Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk and to leverage our balance sheet.  Total advances at December 31, 2011 were $83.1 million, a decrease of $10.0 million, or 10.7%, from $93.1 million at December 31, 2010.  We utilized our excess liquidity to repay some of our advances to manage our funding costs.

Stockholders’ Equity.  Total stockholders’ equity increased $6.8 million, or 3.9%, to $181.3 million at December 31, 2011 from $174.5 million at December 31, 2010.  The increase was primarily the result of net income of $4.2 million, generated during the year ended December 31, 2011.

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

General.  Net income for the year ended December 31, 2011 was $4.2 million, compared to a net loss of $54.1 million for the prior year.  The $58.3 million increase in net income was primarily the result of a $48.4 million  decrease in the provision for loan losses, a $1.5 million increase in noninterest income, a $4.9 million decrease in noninterest expense and a $4.0 million decrease in the provision for federal income taxes.

Net Interest Income.  Net interest income in 2011 was $32.6 million, a $418,000 or 1.3% decrease from $33.0 million in 2010, as a result of the changes in interest income and interest expense as detailed below.

Interest Income.  Total interest income decreased $9.5 million to $51.0 million for the year ended December 31, 2011 from $60.5 million for the year ended December 31, 2010.  The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011		2010		Increase/
	Average Balance	Yield	Average Balance	Yield	(Decrease) in Interest and Dividend Income
	(Dollars in thousands)

Loans receivable, net	$767,575	6.07%	$971,778	5.74%	$(9,175)
Investments available for sale	146,227	2.76	130,622	3.43	(445)
Interest-bearing deposits	161,208	0.25	110,117	0.25	128
FHLB stock	7,413	--	7,413	--	--
Total interest-earning assets	$1,082,423	4.72%	$1,219,930	4.96%	$(9,492)

The $9.5 million decline in interest income for 2011 as compared to 2010 was primarily a result of the $204.2 million, or 21.0% decline in the average balance of our loan portfolio.  The yield on average interest-earning assets declined 24 basis points to 4.72% for the year ended December 31, 2011 from 4.96% for 2010 reflecting both the general decline in interest rates and foregone interest as a result of nonperforming assets during 2011. Interest income from net loans receivable decreased $9.2 million to $46.6 million for the year ended December 31, 2011 from $55.8 million for the year ended December 31, 2010. The yield on net loans receivable increased to 6.07% for the year ended December 31, 2011 from 5.74% in 2010, an increase of 33 basis points, or $2.5 million net of $2.2 million of foregone interest.  The yield on the loan portfolio increased during 2011 as compared to 2010 as we were able to reduce the level of nonperforming loans which were not earning any income but which were included in the yield calculation.  The increase in loan interest income related to yield was offset by an $11.7 million decrease in interest income from the reduction in the average loan portfolio during 2011 as compared to 2010.

The yield on investments available for sale decreased 67 basis points to 2.76%, or $981,000, during 2011 as compared to 2010.  Interest income from investments available for sale was positively impacted by $536,000 due to the increase in the average investment balance of $15.6 million to $146.2 million for the year ended December 31, 2011 from $130.6 million for the year ended December 31, 2010.

Interest Expense.  Total interest expense for the year ended December 31, 2011 was $18.5 million, a decrease of $9.1 million from the prior year.  The following table details average balances, cost of funds and the resulting decrease in interest expense for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011		2010		Increase/
	Average Balance	Cost	Average Balance	Cost	(Decrease) in Interest Expense
	(Dollars in thousands)

NOW accounts	$13,034	0.17%	$13,086	0.41%	$(31)
Statement savings accounts	16,692	0.33	15,733	1.06	(112)
Money market accounts	181,572	0.52	197,084	1.21	(1,446)
Certificates of deposit	653,122	2.33	719,881	2.88	(5,566)
Advances from the FHLB	90,656	2.50	130,423	3.21	(1,919)
Total interest-bearing liabilities	$955,076	1.94%	$1,076,207	2.56%	$(9,074)

Total interest expense for the year ended December 31, 2011 decreased $9.1 million or 32.9% to $18.5 million from $27.6 million in 2010.  The decline in interest expense for the year ended December 31, 2011 as compared to 2010 was primarily a result of the general decrease in interest rates which equated to a decrease in interest expense of $5.7 million.  Our overall cost of funds decreased to 1.94% for 2011 from 2.56% in 2010.  The decline in the cost of our certificates of deposit, which accounted for $5.6 million of the $9.1 million decline in total interest expense was primarily due to a decrease in the average rate paid on the certificates of deposit from 2.88% in 2010 to 2.33% in 2011 due to new and renewing certificates of deposits priced at lower interest rates.  The average balance of certificates of deposit decreased by $66.8 million to $653.1 million at December 31, 2011 from $719.9 million at December 31, 2010 accounting for $1.9 million of the decrease in interest expense on certificates of deposit.  Total average interest-bearing liabilities decreased $121.1 million to $955.1 million in 2011 as compared to $1.1 billion in 2010.  The average balance of deposits decreased $81.4 million and the average balance of advances from the FHLB decreased $39.8 million during 2011 as compared to 2010.  Our interest rate spread for 2011 was 2.78% for the twelve months ended December 31, 2011 as compared to 2.40% in 2010.  Our net interest margin increased to 3.01% in 2011 as compared to 2.70% in 2010.

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

The ALLL was $16.6 million or 2.29% of total loans outstanding, net of undisbursed funds at December 31, 2011 as compared to $22.5 million or 2.56% of total loans outstanding, net of undisbursed funds at December 31, 2010.

A provision for loan losses of $4.7 million was recorded for the year ended December 31, 2011. The comparable provision for loan losses for the year ended December 31, 2010 totaled $53.1 million.  As of December 31, 2011 nonperforming loans, net of undisbursed funds, totaled $23.7 million as compared to $62.9 million at December 31, 2010. Of our nonperforming loans, $9.2 million related to the construction/land development loan portfolio, primarily located in Kitsap and Whatcom counties, $9.8 million related to the one-to-four family residential loan portfolio, $3.7 million related to the commercial real estate loan portfolio and $949,000 related to the multifamily loan portfolio.  The construction/land development loans are to homebuilders whose sales have been affected by the challenging economic conditions. The decrease in the provision during 2011 was attributable to the decrease in the level of nonperforming loans, the reductions of loan charge-offs and the decrease in our total loan portfolio, in particular our construction/land development loans.

Although we believe that we used the best information available to establish the ALLL, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  In addition, unforeseen market conditions could result in adjustments to the ALLL and net income could be significantly affected, if circumstances differ substantially from the assumptions used in determining the allowance.

We believe that the ALLL as of December 31, 2011 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations.  Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the ALLL for the years ended December 31, 2011 and 2010.  All loan balances and ratios are calculated using loan balances that are net of undisbursed funds.

	At or For the Years Ended
	December 31,
	2011	2010
	(Dollars in thousands)

Provision for loan losses	$4,700	$53,100
Charge-offs	(11,025)	(65,476)
Recoveries	350	1,871
ALLL	16,559	22,534
ALLL as a percent of total loans	2.29%	2.56%
ALLL as a percent of nonperforming loans	69.89%	35.80%
Total nonperforming loans	$23,692	$62,936
Nonperforming loans as a percent of total loans	3.28%	7.14%
Total loans receivable	$721,608	$881,411
Total loans originated	31,626	59,388

Noninterest Income.  Noninterest income increased $1.5 million to $2.5 million for the year ended December 31, 2011 from the year ended December 31, 2010.  The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2011	Increase/(Decrease) from December 31, 2010	Percentage Increase/(Decrease)
	(Dollars in thousands)

Service fees on deposit accounts	$82	$(13)	(13.7)%
Loan service fees	194	36	22.8
Gain on sale of investments	2,226	1,383	164.1
Servicing rights, net	(84)	62	42.5
Other	115	24	26.4
Total noninterest income	$2,533	$1,492	143.3%

The increase in noninterest income for the year ended December 31, 2011 was primarily related to the increase in gains on sales of investments of $1.4 million as we improved our interest rate risk position and capitalized on favorable market conditions related to our investment portfolio.  To improve our interest rate risk position, we sold longer-term, fixed-rate, mortgage-backed securities and replaced them with shorter-term, adjustable-rate U.S. agency securities.

Noninterest Expense.  Noninterest expense decreased $4.9 million during the year ended December 31, 2011 to $26.2 million, from $31.1 million for the year ended December 31, 2010.  The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2011	Increase/(Decrease) from December 31, 2010	Percentage Increase/(Decrease)
	(Dollars in thousands)

Compensation and benefits	$13,259	$912	7.4%
Occupancy and equipment	1,555	(102)	(6.2)
Professional fees	1,966	(182)	(8.5)
Data processing	761	38	5.3
Marketing	205	(28)	(12.0)
Loss (gain) on sale of OREO property, net	(1,561)	1,376	743.8
OREO market value adjustments	1,924	(3,700)	(65.8)
OREO related expenses, net	2,973	(446)	(13.0)
FDIC/OTS assessments	2,437	(400)	(14.1)
Insurance/bond premiums	990	393	65.8
Other	1,649	(14)	(0.8)
Total noninterest expense	$26,158	$(4,905)	(15.8)%

The decrease in noninterest expense was primarily attributable to a decrease in OREO related expenses during 2011 of $5.5 million to $3.3 million at December 31, 2011 from $8.8 million at December 31, 2010.  OREO decreased $4.1 million to $26.0 million at December 31, 2011 from $30.1 million at December 31, 2010 which contributed to the decrease in net expenses.  The increase in compensation and benefits expense was primarily related to our pension expense as a result of a lower than expected yield earned on the underlying investments in the plan and the vesting of new employees into the plan.

Federal Income Tax Expense. There was no provision for federal income taxes for the year ended December 31, 2011, a decrease of $4.0 million from the year ended December 31, 2010.  The Company’s tax benefits from net operating loss carryforwards offset the tax provision that would have been required.  At December 31, 2011, the remaining net operating loss carryforward totaled $11.1 million.

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

Assets.  The following table details the changes in the composition of our assets from December 31, 2009 to December 31, 2010.

	Balance at December 31, 2010	Increase/(Decrease) from December 31, 2009	Percentage Increase/(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$7,466	$(1,471)	(16.46)%
Interest-bearing deposits	90,961	(5,072)	(5.28)
Investments available for sale, at fair value	164,603	67,220	69.03
Loans receivable, net	856,456	(182,844)	(17.59)
Premises and equipment, net	19,829	244	1.25
FHLB stock, at cost	7,413	--	--
Accrued interest receivable	4,686	(194)	(3.98)
Federal income tax receivable	5,916	(3,583)	(37.72)
Deferred tax assets, net	--	(12,139)	(100.00)
OREO	30,102	18,267	154.35
Prepaid expenses and other assets	6,226	(2,104)	(25.26)
Total assets	$1,193,658	$(121,676)	(9.25)%

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

Our nonperforming loans decreased to $62.9 million at December 31, 2010 from $120.7 million at December 31, 2009.  As a percentage of our total loan portfolio, net of undisbursed funds, the amount of nonperforming loans was 7.14% and 11.23% at December 31, 2010 and 2009, respectively.  The following table presents a breakdown of our nonperforming assets:

			Amount of	Percent of
	December 31,		Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential (1)	$22,688	$36,874	$(14,186)	(38.47)%
Commercial real estate	7,306	11,535	(4,229)	(36.66)
Construction/land development	32,885	71,780	(38,895)	(54.19)
Consumer	57	514	(457)	(88.91)
Total nonperforming loans	62,936	120,703	(57,767)	(47.86)

OREO	30,102	11,835	18,267	154.35

Total nonperforming assets	$93,038	$132,538	$(39,500)	(29.80)%
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

The allowance for loan losses was $22.5 million or 2.56% of total loans outstanding, net of undisbursed funds at December 31, 2010 as compared to $33.0 million or 3.07% of total loans outstanding, net of undisbursed funds at December 31, 2009.  The following table details activity and information related to the allowance for loan losses for the years ended December 31, 2010 and 2009.  All loan balances and ratios are calculated using loan balances that are net of undisbursed funds.

	At or For the Years Ended
	December 31,
	2010	2009
	(Dollars in thousands)

Provision for loan losses	$53,100	$51,300
Charge-offs	(65,476)	(35,302)
Recoveries	1,871	59
ALLL	22,534	33,039
ALLL as a percent of total loans	2.56%	3.07%
ALLL as a percent of nonperforming loans	35.80%	27.37%
Total nonperforming loans	$62,936	$120,703
Nonperforming loans as a percent of total loans	7.14%	11.23%
Total loans receivable	$881,411	$1,075,277
Total loans originated	59,388	206,540

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

Average Balances, Interest and Average Yields/Cost

The following table sets forth information, for the periods indicated, regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spreads, net interest margins and the ratio of average interest-earning assets to average interest-bearing liabilities.  Average balances have been calculated using the average daily balances during the period.  Interest and dividends are not reported on a tax equivalent basis.

	Years Ended December 31,
	2011			2010			2009
	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost	Average Balance (1)	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable, net (1)	$767,575	$46,608	6.07%	$971,778	$55,783	5.74%	$1,042,086	$58,332	5.60%
Investment securities available for sale	146,227	4,040	2.76	130,622	4,485	3.43	154,691	6,599	4.27
Federal funds sold and interest-bearing deposits	161,208	404	0.25	110,117	276	0.25	43,702	102	0.23
FHLB stock	7,413	--	--	7,413	--	--	7,413	--	--
Total interest- earning assets	1,082,423	51,052	4.72%	1,219,930	60,544	4.96%	1,247,892	65,033	5.21

Noninterest earning assets	66,450			73,702			46,810

Total average assets	$1,148,873			$1,293,632			$1,294,702

Interest-bearing liabilities:
NOW accounts	$13,034	$22	0.17%	$13,086	$53	0.41%	$11,299	$77	0.68%
Statement savings accounts	16,692	55	0.33	15,733	167	1.06	14,029	221	1.58
Money market accounts	181,572	938	0.52	197,084	2,384	1.21	166,543	3,018	1.81
Certificates of deposit	653,122	15,200	2.33	719,881	20,766	2.88	672,780	25,490	3.79
Total deposits	864,420	16,215	1.88	945,784	23,370	2.47	864,651	28,806	3.33

Advances from the FHLB	90,656	2,270	2.50	130,423	4,189	3.21	147,314	5,107	3.47

Total interest-bearing liabilities	955,076	18,485	1.94	1,076,207	27,559	2.56	1,011,965	33,913	3.35

Noninterest-bearing liabilities	14,208			13,806			14,502

Average equity	179,589			203,619			268,235

Total average liabilities and equity	$1,148,873			$1,293,632			$1,294,702

Net interest income		$32,567			$32,985			$31,120
Interest rate spread			2.78%			2.40%			1.86%
Net interest margin			3.01%			2.70%			2.49%
Ratio of average interest-
earning assets to average
interest-bearing liabilities	113.33%			113.35%			123.31%
___________________
(1)      The average loans receivable, net balances inlcude nonaccruing loans.

Yields Earned and Rates Paid

The following table sets forth for the periods and at the dates indicated, the weighted-average yields earned on our assets, the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	At
	December 31,	Years Ended December 31,
	2011	2011	2010	2009
Weighted-average yield on:
Loans receivable, net	6.03%	6.07%	5.74%	5.60%
Investment securities available for sale	2.20	2.76	3.43	4.27
FHLB stock	--	--	--	--
Federal funds sold and interest-
bearing deposits	0.25	0.25	0.25	0.23
Total interest-earning assets	4.57	4.72	4.96	5.21

Weighted-average rate paid on:
NOW accounts	0.14	0.17	0.41	0.68
Statement savings accounts	0.20	0.33	1.06	1.58
Money market accounts	0.34	0.52	1.21	1.81
Certificates of deposit	2.06	2.33	2.88	3.79
Total average deposits	1.58	1.88	2.47	3.33
Advances from the FHLB	2.47	2.50	3.21	3.47
Total interest-bearing liabilities	1.67	1.94	2.56	3.35

Interest rate spread	2.90	2.78	2.40	1.86

Net interest margin	N/A	3.01	2.70	2.49

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

	Year Ended December 31, 2011			Year Ended December 31, 2010
	Compared to December 31, 2010			Compared to December 31, 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earnings assets:
Loans receivable, net	$2,529	$(11,704)	$(9,175)	$1,346	$(3,895)	$(2,549)
Investment securities available
for sale	(981)	536	(445)	(1,092)	(1,022)	(2,114)
Interest- bearing deposits with banks	--	128	128	22	152	174

Total net change in income on
interest-earning assets	1,548	(11,040)	(9,492)	276	(4,765)	(4,489)

Interest-bearing liabilities:
NOW accounts	(31)	--	(31)	(37)	13	(24)
Statement savings accounts	(122)	10	(112)	(80)	26	(54)
Money market accounts	(1,258)	(188)	(1,446)	(1,191)	557	(634)
Certificates of deposit	(3,626)	(1,940)	(5,566)	(6,493)	1,769	(4,724)
Advances from the FHLB	(643)	(1,276)	(1,919)	(336)	(582)	(918)

Total net change in expense on
interest-bearing liabilities	(5,680)	(3,394)	(9,074)	(8,137)	1,783	(6,354)

Net change in net interest income	$7,228	$(7,646)	$(418)	$8,413	$(6,548)	$1,865

Asset and Liability Management and Market Risk

General.  Our Board of Directors has established an asset/liability management policy to guide management in maximizing net interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability.  The policy includes the use of an Asset/Liability Management Committee comprised of certain members of senior management.  The Committee’s purpose is to communicate, coordinate and manage our asset/liability position consistent with our business plan and Board-approved policies.  The Asset/Liability Management Committee meets quarterly to review various areas including:

•	economic conditions;

•	interest rate outlook;

•	asset/liability mix;

•	interest rate risk sensitivity;

•	current market opportunities to promote specific products;

•	historical financial results;

•	projected financial results; and

•	capital position.

     The Committee also reviews current and projected liquidity needs.  As part of its procedures, the Asset/Liability Management Committee regularly reviews interest rate risk by forecasting the impact that changes in interest rates may have on net interest income and the market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments and evaluating such impacts against the maximum potential change in the market value of portfolio equity that is authorized by the Board of Directors.

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

We have utilized the following strategies in our efforts to manage interest rate risk:

•	we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets;

•	we have invested in securities with relatively short average lives, generally less than eight years; and

•	we have added adjustable-rate securities to our investment portfolio.

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

Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, gradually increase by 100, 200 and 300 basis points over a 12 month period, or decline assuming a gradual 100 basis point reduction in rates.  Reductions of rates by 200 and 300 basis points were not reported due to the very low rate environment.  The current federal funds rate is 0.25% making a 200 and 300 basis point decrease impossible.

The following table illustrates the change in our net interest income at December 31, 2011 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

December 31, 2011
Net Interest Income Change
Basis Point
Change in Rates	% Change

+300	9.71%
+200	7.67
+100	5.52
Base	2.19
(100)	0.41

The following table illustrates the change in our net portfolio value (“NPV”) at December 31, 2011 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

				Net Portfolio as % of
Basis Point	Net Portfolio Value (2)			Portfolio Value of Assets		Market Value
Change in Rates (1)	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	of Assets (6)
	(Dollars in thousands)

+300	$167,655	$(47,321)	(22.01)%	16.40%	(4.29)%	$1,022,126
+200	184,613	(30,363)	(14.12)	17.60	(2.76)	1,048,775
+100	201,989	(12,987)	(6.04)	18.76	(1.18)	1,076,853
Base	214,976	--	--	19.51	--	1,102,075
(100)	222,987	8,011	3.73	19.94	0.73	1,118,471
__________
(1)	The current federal funds rate is 0.25%, making a 200 and 300 basis point decline in rates impossible.
(2)
The net portfolio value is the difference between the present value of the discounted cash flows of assets and liabilities and represents the market value of the Company’s equity for any given interest rate scenario.  Net portfolio value is useful for determining, on a market basis, how equity changes in response to various interest rate scenarios.  Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.

(3)	The increase or decrease (change) in the estimated net portfolio value at the indicated change in interest rates compared to the net portfolio value assuming no change in interest rates.
(4)	Net portfolio value divided by the market value of assets.
(5)	The increase or decrease (change) in the net portfolio value divided by the market value of assets (base case).
(6)	The market value of assets under the various interest rate scenarios. This value is derived from the simulation model and reflects the sensitivity of those assets to interest rate changes.

When interest rates rise by 100, 200 or 300 basis points, our net interest income initially increases because a significant portion (about 29%) of our interest-earning assets are based on indices that adjust frequently to changes in market interest rates.  Our interest-earning assets are primarily fixed-rate, intermediate-term and long-term loans, and to a less extent cash, investment securities and loans with yields based on market indexes.  An increasing percentage of our interest-bearing liabilities are relatively short-term deposits or FHLB borrowings.  Deposits comprise the majority and their repricing is dependent upon management’s response to increasing interest rates or, in the case of certificates of deposit, the contractual maturity of the deposit instrument.

When interest rates rise by 100, 200 or 300 basis points, our net portfolio value of equity declines.  The decrease is primarily due to the impact of increasing interest rates on our loan portfolio which loses value in rising rate environments because of its predominately long-term, fixed-rate nature. Typically during a rising interest rate environment, interest-bearing deposits reprice more rapidly than our interest-earning assets.  During 2011, we increased our holdings of cash and remixed our investment security portfolio by selling fixed-rate investments and purchasing adjustable-rate investments, both of which had the benefit of increasing our interest-earning assets sensitivity to changes in market interest rates.

When interest rates decline by 100 basis points, our net interest income increases slightly because our loan portfolio is primarily fixed-rate and does not reprice lower.  Both cash and nonmaturity deposits reprice immediately but offset each other.  A significant portion of our interest-bearing liabilities are certificates of deposit, which will reprice over the next twelve months.

When interest rates decline by 100 basis points, our net portfolio value of equity would increase modestly.  The increase is primarily due to the fixed-rate nature of our loan portfolio whose value appreciates in declining rate environments because the discounted present value increases as market rates decline.

The net interest income and net portfolio value tables presented above are predicated upon a stable balance sheet with no growth or change in asset or liability mix.  In addition, the net portfolio value is based upon the present value of discounted cash flows using our estimates of current replacement rates to discount the cash flows.  The effects of changes in interest rates in the net interest income table are based upon a cash flow simulation of our existing assets and liabilities and, for purposes of simplifying the analysis, assumes that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case.  Delinquency rates may change when interest rates change; as a result of changes in the loan portfolio mix, underwriting conditions, loan terms or changes in economic conditions that have a delayed effect on the portfolio.  The model we use does not change the delinquency rate for the various interest rate scenarios.  Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth above.  Also, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net portfolio value and net interest income other than those indicated above.

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

Our primary sources of funds are customer deposits, loan and investment repayments, maturing investment securities and advances from the FHLB.  These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition.  We believe that our current liquidity position, and our forecasted operating results are sufficient to fund all of our existing commitments.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities.  On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Item 1. Business – Lending Activities.”  At December 31, 2011, the total approved loan origination commitments outstanding amounted to $1.9 million.  At the same date, the undisbursed portion of construction loans in process totaled $1.4 million and unused lines of credit were $8.7 million.  We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of investment securities.  Certificates of deposit scheduled to mature in one year or less at December 31, 2011 totaled $296.3 million.  Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions, although recently we have been less aggressive in competing for certificates of deposit and public funds in order to reduce our cost of funds and as a result of a lack of loan demand from creditworthy borrowers.  Based on historical experience, we believe that a significant portion of maturing deposits will remain with First Savings Bank.  In addition, we had the ability at December 31, 2011 to borrow an additional $30.0 million from the FHLB and $10.0 million from an unused line of credit with another financial institution as funding sources to meet commitments and for liquidity purposes.  Effective February 27, 2012, the FHLB increased our line of credit to 25% of assets from 10% at December 31, 2011.  See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

Our primary source of funds is our deposits.  When deposits are not available to provide the funds for our assets, we use alternative funding sources.  These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives.  We may also liquidate assets to meet our funding needs.

On a monthly basis, we estimate our liquidity sources and needs for the next twelve months.  Also, we determine funding concentrations and our need for sources of funds other than deposits.  This information is used by our Asset/Liability Management Committee in forecasting funding needs and investing opportunities.

Capital

Our total stockholders’ equity was $181.3 million at December 31, 2011.  Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain a “well capitalized” institution in accordance with regulatory standards.  As of December 31, 2011, First Savings Bank exceeded all regulatory capital requirements.  Regulatory capital ratios for First Savings Bank were as follows as of December 31, 2011: Total capital to risk-weighted assets was 24.76% (as compared to the 12% required under the Order); Tier I capital to risk-weighted assets was 23.49%; and Tier I capital to average assets was 13.54% (as compared to the 10% required under the Order).  The regulatory capital requirements to be considered well capitalized are 10%, 6% and 5%, respectively. First Savings Bank met the financial ratios for “well-capitalized” status at December 31, 2011, based on the general percentages in the regulatory guidelines, however, First Savings Bank is no longer regarded as well-capitalized for federal regulatory purposes as a result of the deficiencies cited in the Order.  See “Item 1, Business – How We Are Regulated – Regulation and Supervision of First Savings Bank – Capital Requirements.”

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and the unused portions of lines of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised.  At December 31, 2011 and 2010, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at December 31, 2011.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$1,872	$1,872	$--	$--	$--
Unused portion of lines of credit	8,662	626	2,622	371	5,043
Undisbursed portion of construction loans	1,372	872	--	500	--
Total commitments	$11,906	$3,370	$2,622	$871	$5,043

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business.  There are currently no matters that in the opinion of management,  would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation or liquidity.

Among our contingent liabilities are exposures to limited recourse arrangements with respect to sales of whole loans and participation interests.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table presents a summary of significant contractual obligations as of December 31, 2011, maturing as indicated:

	Less Than	One to Three	Three to	More Than
	One Year	Years	Five Years	Five Years	Total
	(In thousands)

Deposits (1)	$514,881	$244,840	$28,839	$105	$788,665
Term debt	--	79,900	3,166	--	83,066
Other long-term liabilities (2)	421	842	842	183	2,288
Total contractual obligations	$515,302	$325,582	$32,847	$288	$874,019
___________
(1)	Deposit accounts with indeterminate maturities, such as noninterest bearing, NOW, savings and money market accounts are reflected as obligations due in less than one year.

(footnotes continue on following page)

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk” of this Form 10-K is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Page

Report of Independent Registered Public Accounting Firm	86
Consolidated Balance Sheets as of December 31, 2011 and 2010	87
Consolidated Statements of Income for the Years Ended
December 31, 2011, 2010 and 2009	88
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the
Years Ended December 31, 2011, 2010 and 2009	89
Consolidated Statements of Cash Flows For the Years Ended
December 31, 2011, 2010 and 2009	90
Notes to Consolidated Financial Statements	92

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Northwest, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and comprehensive income (loss), and cash flows for each of the years for the three year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Northwest, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Financial Northwest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Everett, Washington
March 9, 2012

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
Assets	2011	2010

Cash on hand and in banks	$4,620	$7,466
Interest-bearing deposits	160,141	90,961
Investments available-for-sale, at fair value	129,002	164,603
Loans receivable, net of allowance of $16,559 and $22,534	703,288	856,456
Premises and equipment, net	18,922	19,829
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	3,856	4,686
Federal income tax receivable	1,060	5,916
Other real estate owned ("OREO")	26,044	30,102
Prepaid expenses and other assets	5,044	6,226
Total assets	$1,059,390	$1,193,658

Liabilities and Stockholders' Equity

Interest-bearing deposits	$782,652	$911,526
Noninterest-bearing deposits	6,013	8,700
Advances from the Federal Home Loan Bank	83,066	93,066
Advance payments from borrowers for taxes and insurance	2,093	2,256
Accrued interest payable	184	214
Other liabilities	4,062	3,418
Total liabilities	878,070	1,019,180

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000
shares, no shares issued or outstanding	-	-
Common stock, $0.01 par value; authorized 90,000,000
shares; issued and outstanding 18,805,168 shares
at December 31, 2011 and 2010	188	188
Additional paid-in capital	188,816	187,371
Retained earnings (accumulated deficit), substantially restricted	3,937	(305)
Accumulated other comprehensive income, net of tax	511	484
Unearned Employee Stock Ownership Plan ("ESOP") shares	(12,132)	(13,260)
Total stockholders' equity	181,320	174,478
Total liabilities and stockholders' equity	$1,059,390	$1,193,658

See accompanying notes to consolidated financial statements.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
	Years Ended December 31,
	2011	2010	2009
Interest income
Loans, including fees	$46,608	$55,783	$58,332
Investments available-for-sale	4,040	4,485	6,599
Interest-bearing deposits	404	276	102
Total interest income	$51,052	$60,544	$65,033
Interest expense
Deposits	16,215	23,370	28,806
Federal Home Loan Bank advances	2,270	4,189	5,107
Total interest expense	$18,485	$27,559	$33,913
Net interest income	32,567	32,985	31,120
Provision for loan losses	4,700	53,100	51,300
Net interest income (loss) after provision for loan losses	$27,867	$(20,115)	$(20,180)
Noninterest income
Net gain on sale of investments	2,226	843	1,954
Other-than-temporary impairment loss on investments	-	-	(152)
Other	307	198	230
Total noninterest income	$2,533	$1,041	$2,032
Noninterest expense
Salaries and employee benefits	13,259	12,347	11,730
Occupancy and equipment	1,555	1,657	2,306
Professional fees	1,966	2,148	1,412
Data processing	761	723	634
Gain on sale of OREO property, net	(1,561)	(185)	-
OREO market value adjustments	1,924	5,624	-
OREO related expenses, net	2,973	3,419	255
FDIC/OTS assessments	2,437	2,837	2,281
Insurance and bond premiums	990	597	71
Goodwill impairment	-	-	14,206
Marketing	205	233	257
Other general and administrative	1,649	1,663	1,915
Total noninterest expense	$26,158	$31,063	$35,067
Income (loss) before provision (benefit) for federal income taxes	4,242	(50,137)	(53,215)
Provision (benefit) for federal income taxes	-	3,999	(12,507)
Net income (loss)	$4,242	$(54,136)	$(40,708)
Basic earnings (loss) per share	$0.24	$(3.11)	$(2.18)
Diluted earnings (loss) per share	$0.24	$(3.11)	$(2.18)

See accompanying notes to consolidated financial statements.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Dollars in thousands, except share data)

Shares		Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2008	21,293,368	$213	$202,167	$102,358	$887	$(15,517)	$290,108
Comprehensive loss:
Net loss	-	-	-	(40,708)	-	-	(40,708)
Change in fair value of investments available-
for-sale, net of tax of $248	-	-	-	-	460	-	460
Total comprehensive loss							(40,248)
Cash dividend declared and paid ($0.34 per share)	-	-	-	(6,399)	-	-	(6,399)
Purchase and retirement of common stock	(2,470,300)	(25)	(17,813)	-	-	-	(17,838)
Compensation related to stock options and
restricted stock awards	-	-	2,037	-	-	-	2,037
Allocation of 112,853 ESOP shares	-	-	(271)	-	-	1,128	857
Balances at December 31, 2009	18,823,068	$188	$186,120	$55,251	$1,347	$(14,389)	$228,517
Comprehensive loss:
Net loss	-	-	-	(54,136)	-	-	(54,136)
Change in fair value of investments available-
for-sale	-	-	-	-	(863)	-	(863)
Total comprehensive loss							(54,999)
Cash dividend declared and paid ($0.085 per share)	-	-	-	(1,420)	-	-	(1,420)
Purchase and retirement of common stock	(17,900)	-	(106)	-	-	-	(106)
Compensation related to stock options and
restricted stock awards	-	-	1,921	-	-	-	1,921
Allocation of 112,853 ESOP shares	-	-	(564)	-	-	1,129	565
Balances at December 31, 2010	18,805,168	$188	$187,371	$(305)	$484	$(13,260)	$174,478
Comprehensive income:
Net income	-	-	-	4,242	-	-	4,242
Change in fair value of investments available-
for-sale	-	-	-	-	27	-	27
Total comprehensive income							4,269
Compensation related to stock options and
restricted stock awards	-	-	1,971	-	-	-	1,971
Allocation of 112,853 ESOP shares	-	-	(526)	-	-	1,128	602
Balances at December 31, 2011	18,805,168	$188	$188,816	$3,937	$511	$(12,132)	$181,320

See accompanying notes to consolidated financial statements.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$4,242	$(54,136)	$(40,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,700	53,100	51,300
Goodwill impairment	-	-	14,206
OREO market value adjustments	1,924	5,624	-
Gain on sale of OREO property, net	(1,561)	(185)	-
Depreciation of premises and equipment	1,054	1,098	802
Net amortization of premiums and discounts on investments	2,331	1,783	1,074
ESOP expense	602	565	857
Compensation expense related to stock options and restricted stock awards	1,971	1,921	2,037
Net realized gain on investments available for sale	(2,226)	(843)	(1,954)
Other-than-temporary impairment loss on investments	-	-	152
Loss from disposal of premises and equipment	2	1	983
Deferred federal income taxes	-	12,075	(3,120)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,182	2,104	(3,593)
Federal income taxes, net	4,856	3,583	(9,835)
Accrued interest receivable	830	194	652
Accrued interest payable	(30)	(243)	(21)
Other liabilities	644	(1,242)	1,520
Net cash provided by operating activities	$20,521	$25,399	$14,352

Cash flows from investing activities:
Proceeds from sales of investments	79,081	25,087	71,107
Capitalized improvements in OREO	(181)	(767)	-
Proceeds from sales of OREO properties	30,070	27,298	-
Principal repayments on investments	31,121	36,595	42,349
Purchases of investments	(74,679)	(130,641)	(60,081)
Net (increase) decrease in loans receivable	122,274	79,507	(67,254)
Purchases of premises and equipment	(149)	(1,343)	(8,344)
Net cash provided (used) by investing activities	$187,537	$35,736	$(22,223)

Balance, carried forward	$208,058	$61,135	$(7,871)

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued

	Years Ended December 31,
	2011	2010	2009

Balance, brought forward	$208,058	$61,135	$(7,871)
Cash flows from financing activities:
Net increase (decrease) in deposits	(131,561)	(19,197)	147,940
Advances from the Federal Home Loan Bank	100	53,173	16,750
Repayments of advances from the Federal Home Loan Bank	(10,100)	(100,007)	(33,000)
Net decrease in advance payments from borrowers for taxes and insurance	(163)	(121)	(368)
Repurchase and retirement of common stock	-	(106)	(17,838)
Dividends paid	-	(1,420)	(6,399)
Net cash provided (used) by financing activities	$(141,724)	$(67,678)	$107,085

Net increase (decrease) in cash	66,334	(6,543)	99,214
Cash and cash equivalents:
Beginning of period	98,427	104,970	5,756
End of period	$164,761	$98,427	$104,970

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,515	$27,802	$33,934
Federal income taxes	-	-	450
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan losses, transferred to OREO	$26,194	$50,237	$11,835

See accompanying notes to consolidated financial statements.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Description of Business

First Financial Northwest, Inc. (“First Financial Northwest” or “the Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure. The mutual to stock conversion was completed on October 9, 2007. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to First Savings Bank. First Financial Northwest, Inc. is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”) as the successor to the Office of Thrift Supervision (“OTS”). First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

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

First Savings Bank is a community-based savings bank primarily serving King and, to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business and consumer loans. Our current business strategy includes an emphasis on one-to-four family residential, multifamily and commercial real estate lending.

Basis of Presentation and Use of Estimates

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from these estimates. Material estimates particularly subject to change include the allowance for loan and lease losses (“ALLL”), other real estate owned (“OREO”), deferred tax assets and the fair values of financial instruments.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries First Savings Bank Northwest and First Financial Diversified Corporation. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

The Bank is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. There was no specified reserve balance required at December 31, 2011 and 2010, since the Bank held its excess cash and maintained higher average balances at the Federal Reserve Bank.

Investments

Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. We had no held-to-maturity or trading securities at December 31, 2011 or 2010. Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity.

Investments available-for-sale are recorded at fair value. Unrealized gains and losses on investments available-for-sale are excluded from earnings and are reported in other comprehensive income (loss), net of applicable taxes within the consolidated statement of stockholders’ equity. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The estimated fair value of investments is based on quoted market value prices for investments traded in the public marketplace or dealer quotes. Mortgage-backed investments represent participation interest in pools of first mortgage loans originated and serviced by the issuers of the investments.

Amortization of purchase premiums and discounts are included in investment income using the level-yield method over the remaining period to contractual maturity.

Management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on our Consolidated Statements of Income. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Receivable

Loans are recorded at their outstanding principal balance adjusted for charge-offs, the ALLL and net deferred fees or costs. Interest on loans is calculated using the simple interest method based on the month end balance of the principal amount outstanding and is credited to income as earned.

The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in the process of collection. Consumer and other loans are typically managed in the same manner. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is doubtful.

All interest accrued but not collected on loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The ALLL is a valuation allowance for probable incurred credit losses. Losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Any subsequent recoveries are credited to the allowance.

The ALLL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans and factors such as the nature and volume of the loan portfolio, historical loss considerations, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or changes to the credit quality of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ALLL. Such agencies may require management to make adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls and the financial strength of the borrower(s) and guarantor(s), if any. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including the length of the delay, the reasons for the delay, the borrower’s prior payment history and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured by the fair value method on a loan-by-loan basis.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When a loan is identified as impaired, its impairment is measured using the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, we use an observable market price or current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If we determine that the value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through an allowance estimate or a charge-off to the ALLL.

Loan Fees

Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment to the yield of the loans over their contractual lives, using the effective interest method. In the event loans are sold, the remaining deferred loan origination fees and/or costs are recognized as a component of the gains or losses on the sales of loans.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, we are required to maintain a minimum level of investment in Federal Home Loan Bank of Seattle (“FHLB”) stock, based on specified percentages of our outstanding FHLB advances. Ownership of FHLB stock is restricted to the FHLB and member institutions. Our investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value. At December 31, 2011 and 2010, the Bank’s minimum required investment in FHLB stock was $3.7 million and $4.2 million, respectively. We may request redemption, at par value, of any stock in excess of the amount we are required to hold. Stock redemptions are at the discretion of the FHLB. At December 31, 2011, the Bank had $7.4 million of FHLB stock.

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

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 25, 2010, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The Consent Order sets forth requirements for capital management, asset composition, and other operational and risk management improvements. The FHLB may not repurchase member stock or pay dividends, until they achieve and maintain financial thresholds established by the FHFA as part of the agency’s supervisory process, subject to FHFA’s approval. We have determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2011.

Other Real Estate Owned

OREO consists principally of properties acquired through foreclosure and is stated at the lower of cost or estimated market value less selling costs. Losses arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the ALLL.

Subsequent to the transfer to foreclosed assets held for sale, these assets continue to be recorded at the lower of cost or fair value (less estimated costs to sell), based on periodic evaluations. Subsequent write-downs in value are charged to noninterest expense. Generally, legal and professional fees associated with foreclosures are expensed as incurred. Costs incurred to improve property prior to sale are capitalized; however, in no event are recorded costs allowed to exceed estimated fair value. Subsequent gains, losses, or expenses recognized on the sale of these properties are included in noninterest expense. The amounts that will ultimately be recovered from foreclosed assets may differ substantially from the carrying value of the assets because of future market factors beyond management’s control.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans, unused lines of credit and commercial letters of credit issued to meet customer financing needs. The face amount of these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards, based on the fair value of these awards at the grant date. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the grant date is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

At December 31, 2011 and 2010, we had no unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in federal income tax expense in the Consolidated Statements of Income. There were no interest and penalties for the years ended December 31, 2011 and 2010. The tax years subject to examination by the Internal Revenue Service (“IRS”) are the years ended December 31, 2011 and 2010. The IRS is currently conducting a limited scope audit of our federal tax return for the year ended December 31, 2010 due to our loss carryback for that year.

Employee Stock Ownership Plan

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on investments available-for-sale which are also recognized as separate components of equity, net of tax.

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

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Recently Issued Accounting Pronouncements

In January 2011, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU 2011-01”). This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about restructuring will then be coordinated. The guidance is effective for interim and annual periods ending after September 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). The update provides additional guidance relating to when creditors should classify loan modifications as troubled debt restructurings. The ASU also ends the deferral issued in January 2011 of the disclosures about troubled debt restructurings required by ASU No. 2010-20. The provisions of ASU No. 2011-02 and the disclosure requirements of ASU No. 2010-20 are effective for the Company’s interim reporting period ending September 30, 2011. The guidance applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”). The update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The Update also clarifies that the fair value measurements of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). The update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification (“ASU 2011-10”), which amends Topic 360, “Property, Plant and Equipment.” The objective of this ASU is to resolve diversity in practice about whether the guidance in Topic 360 applies to a parent that ceases to have a controlling financial interest (as described in Topic 810, Consolidations) in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. Under ASU 2011-10, when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This ASU is effective for the Company’s financial statements for annual and interim periods beginning on or after June 15, 2012, and must be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which amends Topic 210, “Balance Sheet.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Offsetting (netting) assets and liabilities is an important aspect of presentation in financial statements, and differences in the offsetting requirements in GAAP and International Financial Reporting Standards (“IFRS”) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with GAAP and in the amounts presented in those statements prepared in accordance with IFRS for certain institutions. This difference reduces the comparability of statements of financial position.  As a result, users of financial statements requested that the differences should be addressed expeditiously.  In response to those requests, the FASB and the International Accounting Standards Board (“IASB”) are issuing joint requirements that will enhance current disclosures.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. This ASU is effective for the Company’s financial statements for annual periods beginning on or after January 1, 2013, and must be applied retrospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (“ASU 2011-12”). This ASU defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 was issued in order to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the issuance of ASU 2011-05. ASU 2011-12 is effective for the Company’s financial statements for annual and interim periods beginning after December 31, 2011, and must be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 2 - Regulatory Items

On April 14, 2010, the OTS and members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement or Memorandum of Understanding (“MOU”) which is now enforced by the Federal Reserve as the successor to the OTS. Under the terms of the MOU, the Company agreed, among other things, to provide notice to and obtain a written non-objection from the Federal Reserve prior to the Company (a) declaring a dividend or redeeming any capital stock and (b) incurring, issuing, renewing or repurchasing any new debt. Further, in connection with a prior examination of the Bank by the FDIC and DFI, we must obtain a written non-objection from the FDIC before engaging in any transaction that would materially change the balance sheet composition (including growth in total assets of five percent or more), significantly change funding sources (including brokered deposits) or declare or pay cash dividends. In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

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

The Bank has implemented a comprehensive plan to achieve full compliance with the Order. The Order contains target dates to achieve the items listed above, including that the Bank’s Tier 1 capital ratio and total risk-based capital ratio be at least 10% and 12%, respectively. At December 31, 2011, the Bank’s Tier 1 capital ratio was 13.54% and its total risk-based capital ratio was 24.76%, which exceeded the requirements of the Order.

Adversely classified assets as a percent of Tier 1 capital plus the ALLL was 128% at the beginning of 2010. The Order required this ratio to be below 65% by March 2011 for the adversely classified assets identified at that examination. We achieved this target as of September 30, 2010 and remained in compliance with this requirement at December 31, 2011.

The Order also required that the Bank develop a written plan to systematically reduce the amount of loans to borrowers in the commercial real estate loan category, including its construction/land development loans which are considered commercial real estate for purposes of this calculation. At September 30, 2010, the Bank’s commercial real estate loans, excluding owner-occupied properties, represented 314% of its total risk-based capital including construction/land development loans which equaled 84% of its total risk-based capital. At December 31, 2011, the Bank’s concentration in commercial real estate loans was reduced to 229% of its risk-based capital including the construction/land development loan portfolio which equaled 30% of total risk-based capital.

The Order also required the Bank to obtain an independent management study and adopt a plan to implement the recommendations from the study, satisfactory to its regulators. The Bank has obtained the independent management study and continues to work on implementing the study’s recommendations, including the addition of new Board members and the evaluation of senior management. We have added two new Board members to the Boards of Directors of the Bank and the Company who we believe will further enhance the knowledge and expertise of each of these Boards of Directors. Effective December 31, 2011, two of our Board members have retired and changed their status to director emeriti. Senior management has also been evaluated in connection with the independent management study and efforts are being made to identify outside individuals who would augment the leadership of our organization and who possess the experience and qualifications to strengthen and establish the foundation for our future growth.

A copy of the Order is attached to the Form 8-K that we filed with the Securities and Exchange Commission (“SEC”) on September 27, 2010. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Investments

The following tables summarize the amortized cost and fair value of investments available-for-sale at December 31, 2011 and 2010 and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$50,981	$1,182	$-	$52,163
Freddie Mac	19,285	560	-	19,845
Ginnie Mae	7,416	79	-	7,495
Municipal bonds	2,085	32	(270)	1,847
U.S. Government agencies	47,934	2	(284)	47,652
	$127,701	$1,855	$(554)	$129,002

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$109,134	$1,291	$(281)	$110,144
Freddie Mac	40,454	860	(165)	41,149
Ginnie Mae	9,542	-	(98)	9,444
Municipal bonds	2,395	-	(473)	1,922
U.S. Government agencies	1,805	139	-	1,944
	$163,330	$2,290	$(1,017)	$164,603

There were no investments classified as held to maturity at December 31, 2011 or 2010.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of investments available-for-sale at December 31, 2011, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments are shown separately.

	December 31, 2011
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$-	$-
Due after one year through five years	40,062	39,854
Due after five years through ten years	823	843
Due after ten years	9,134	8,802
	50,019	49,499
Mortgage-backed investments	77,682	79,503
	$127,701	$129,002

Under Washington State law, in order to participate in the public funds program we are required to pledge 100% of the public deposits we hold in the form of eligible securities. Investments with a market value of $31.8 million and $68.7 million were pledged as collateral for public deposits at December 31, 2011 and 2010, respectively, both of which exceeded the minimum collateral requirements established by the Washington Public Deposit Protection Commission. In addition, $5.7 million of investments were pledged as collateral for FHLB advances at December 31, 2011. At December 31, 2010, there were no investments pledged for FHLB advances.

Sales of available-for-sale investments were as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Proceeds	$79,081	$25,087	$71,107
Gross gains	2,234	864	1,956
Gross losses	(8)	(21)	(2)

The tax expense related to these net realized gains and losses was $779,000, $295,000 and $683,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position.

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Municipal bonds	$-	$-	$1,137	$(270)	$1,137	$(270)
U.S. Government agencies	45,039	(284)	-	-	45,039	(284)
	$45,039	$(284)	$1,137	$(270)	$46,176	$(554)

	December 31, 2010
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized		Unrealized		Unrealized
		Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed investments:	(In thousands)
Fannie Mae	$39,801	$(281)	$-	$-	$39,801	$(281)
Freddie Mac	15,232	(165)	-	-	15,232	(165)
Ginnie Mae	5,193	(98)	-	-	5,193	(98)
Municipal bonds	-	-	1,885	(473)	1,885	(473)
	$60,226	$(544)	$1,885	$(473)	$62,111	$(1,017)

At December 31, 2011, we had one security with a gross unrealized loss totaling $270,000 with a fair value totaling $1.1 million that had an unrealized loss for greater than one year. At December 31, 2010, we had four securities with gross unrealized losses totaling $473,000 and fair values totaling $1.9 million that had an unrealized loss for more than one year.

There were no losses related to OTTI for the years ended December 31, 2011 or 2010 and $152,000 for the year ended December 31, 2009. These OTTI losses were a result of the severity and duration of the decline in the market value of our investment in the AMF Ultra Short Mortgage Fund. We do not consider any other securities to be other-than-temporarily impaired.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans Receivable

Loans receivable are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
One-to-four family residential: (1)
Permanent	$335,412	$393,334
Construction	-	5,356
	335,412	398,690
Multifamily: (2)
Permanent	110,148	140,762
Construction	3,526	4,114
	113,674	144,876
Commercial real estate: (2)
Permanent	218,032	237,708
Construction	12,500	28,362
Land	1,811	6,643
	232,343	272,713
Construction/land development: (2)
One-to-four family residential	6,194	26,848
Multifamily	855	1,283
Commercial	1,104	1,108
Land development	16,990	27,262
	25,143	56,501

Business	3,909	479
Consumer	12,499	19,127
Total loans	722,980	892,386
Less:
Loans in process ("LIP")	1,372	10,975
Deferred loan fees, net	1,761	2,421
ALLL	16,559	22,534
Loans receivable, net	$703,288	$856,456
___________
(1)	Includes $147.4 million and $173.4 million of non-owner occupied loans at December 31, 2011 and 2010, respectively.
(2)
We do not include construction loans that will convert to permanent loans in the construction/land development category.  We consider these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. As a result, at December 31, 2011, we had $12.5 million, or 5.4%, of our total commercial real estate portfolio and $3.5 million, or 3.1%, of our total multifamily loan portfolio in these "rollover" type of loans. At December 31, 2010, we had $5.4 million, or 1.3%, of our total one-to-four family residential loan portfolio, $28.4 million, or 10.4%, of our total commercial real estate portfolio and $4.1 million, or 2.8%, of our total multifamily loan portfolio in these "rollover" type of loans. The $1.8 million and $6.6 million of commercial real estate land loans at December 31, 2011 and 2010, respectively, were not included in the construction/land development category because we classify raw land or buildable lots where we do not intend to finance the construction as commercial real estate land loans.

At December 31, 2011 and 2010 there were no loans classified as held for sale.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Origination/Risk Management

One-to-four family residential loans are originated generally using secondary market underwriting guidelines. We originate both fixed-rate and adjustable-rate loans in our residential lending program. We are a portfolio lender which means we originate loans for our portfolio and do not generally sell loans into the secondary market. This loan portfolio comprised 46.4% and 44.7% of total loans at December 31, 2011 and 2010, respectively.

           Multifamily loans have higher loan balances, are more difficult to evaluate and monitor and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by multifamily properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, we generally require and obtain personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports. This loan portfolio comprised 15.7% and 16.2% of total loans at December 31, 2011 and 2010, respectively.

Commercial real estate loans are subject to underwriting standards and processes similar to those of multifamily loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2011, approximately 6.6% of the outstanding principal balances of the Bank’s commercial real estate loans were secured by owner-occupied properties. This loan portfolio comprised 32.1% and 30.6% of total loans at December 31, 2011 and 2010, respectively.

Construction/land development loans that are secured by non-owner occupied properties generally require the borrower to have had an existing relationship with the Bank and have a proven record of success. Construction/land development loans are underwritten utilizing feasibility studies, independent appraisal reviews, lease rates and financial analysis of the developers and property owners. Construction/land development loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing. This loan portfolio comprised 3.5% and 6.3% of total loans at December 31, 2011 and 2010, respectively.

Historically we have generally not made business loans, however, we have recently begun to offer this type of lending. Business loans are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms vary from typically one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate indexed to The Wall Street Journal prime rate plus a margin. Our business lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our business loans. This loan portfolio comprised 0.6% and 0.1% of total loans at December 31, 2011 and 2010, respectively.

The Bank originates consumer loans which consist of home equity loans, personal lines of credit and savings account loans. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with the relatively small loan amounts that are spread over many individual borrowers, minimizes risk. This loan portfolio comprised 1.7% and 2.1% of total loans at December 31, 2011 and 2010, respectively.

Concentrations of Credit

Most of the Bank’s lending activity occurs within the state of Washington. The primary market areas include King and to a lesser extent Pierce, Snohomish and Kitsap counties. The Bank’s loan portfolio consists of one-to-four family residential loans which comprised 46.4% of the total loan portfolio at December 31, 2011. Commercial real estate and multifamily loans were 32.1% and 15.7%, respectively, of the total loan portfolio at December 31, 2011, with construction/land development loans, consumer and business loans accounting for the remaining 5.8% of the loan portfolio.

 The Bank originates both adjustable and fixed interest rate loans. The composition of loans receivable was as follows:

December 31, 2011
Fixed-Rate		Adjustable-Rate

Term to Maturity	Book Value	Term to Rate Adjustment	Book Value
(In thousands)
Due within one year	$29,691	Due within one year	$67,827
After one year through three years	123,350	After one year through three years	998
After three years through five years	97,462	After three years through five years	39,990
After five years through ten years	210,794	After five years through ten years	32
Thereafter	152,836	Thereafter	-
	$614,133		$108,847

December 31, 2010
Fixed-Rate		Adjustable-Rate

Term to Maturity	Book Value	Term to Rate Adjustment	Book Value
(In thousands)
Due within one year	$19,423	Due within one year	$102,284
After one year through three years	117,074	After one year through three years	15,485
After three years through five years	138,261	After three years through five years	26,637
After five years through ten years	290,262	After five years through ten years	7,725
Thereafter	175,235	Thereafter	-
	$740,255		$152,131

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The majority of the adjustable-rate loans are tied to the prime rate as published in The Wall Street Journal. The remaining adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the FHLB Long-Term Bullet advance rates published by the FHLB of Seattle. Future market factors may affect the correlation of the interest rate adjustment with the rates we pay on short-term deposits that have been primarily utilized to fund these loans.

When we classify problem assets as either substandard or doubtful, pursuant to Federal regulations, we may establish a specific reserve in an amount we deem prudent to address the risk specifically or we may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to the particular problem assets. When an insured institution classifies problem assets as a loss, pursuant to Federal regulations, it is required to charge-off such assets in the period in which they are deemed uncollectible. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by our regulators, who can require the establishment of additional loss allowances.

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

An analysis of the changes in the ALLL is summarized as follows:

	Twelve Months Ended December 31,
	2011	2010	2009
	(In thousands)
Balance at the beginning of the period	$22,534	$33,039	$16,982
Provision for loan losses	4,700	53,100	51,300
Charge-offs	(11,025)	(65,476)	(35,302)
Recoveries	350	1,871	59
Balance at the end of the period	$16,559	$22,534	$33,039

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of our ALLL and loan portfolio by type of loan and reserve method for the periods indicated.

	At or For the Year Ended December 31, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total

ALLL:	(In thousands)
Beginning balance	$8,302	$1,893	$6,742	$5,151	$7	$439	$22,534
Charge-offs	(2,330)	(125)	(4,249)	(4,058)	-	(263)	(11,025)
Recoveries	30	-	-	316	-	4	350
Provision	(246)	(818)	4,353	1,094	147	170	4,700
Ending balance	$5,756	$950	$6,846	$2,503	$154	$350	$16,559

General reserve	$5,251	$950	$6,787	$2,503	$154	$350	$15,995
Specific reserve	$505	$-	$59	$-	$-	$-	$564

Loans: (1)
Total Loans	$335,376	$113,263	$231,837	$24,724	$3,909	$12,499	$721,608
General reserve (2)	$272,800	$109,810	$217,218	$15,525	$3,909	$12,429	$631,691
Specific reserve (3)	$62,576	$3,453	$14,619	$9,199	$-	$70	$89,917
____________
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

Loans: (1)
Total Loans	$398,583	$143,513	$266,297	$53,412	$479	$19,127	$881,411
General reserve (2)	$330,651	$140,998	$248,578	$20,394	$479	$19,000	$760,100
Specific reserve (3)	$67,932	$2,515	$17,719	$33,018	$-	$127	$121,311
_____________
(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

Nonperforming loans, net of undisbursed funds, were $23.7 million, $62.9 million and $120.7 million at December 31, 2011, 2010 and 2009, respectively. Foregone interest on nonaccrual loans for the years ended December 31, 2011, 2010 and 2009 was $2.2 million, $6.1 million and $7.3 million, respectively.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans committed to be advanced in connection with impaired loans at December 31, 2011 and 2010 were $36,000 and $1.1 million, respectively.

 The following tables represent a summary of loans individually evaluated for impairment by the type of loan for the periods indicated.

	At or For the Year Ended December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment (1)	Balance (2)	Allowance	Investment	Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$8,007	$8,931	$-	$8,333	$244
Non-owner occupied	40,406	42,794	-	44,313	2,241
Multifamily	3,453	3,578	-	3,068	188
Commercial real estate	12,802	15,957	-	13,136	549
Construction/land development	9,199	22,776	-	12,345	-
Consumer	70	70	-	128	2
Total	73,937	94,106	-	81,323	3,224

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,588	4,724	180	4,530	207
Non-owner occupied	9,575	9,735	325	8,715	476
Multifamily	-	-	-	175	-
Commercial real estate	1,817	1,817	59	4,427	121
Construction/land development	-	-	-	2,719	-
Total	15,980	16,276	564	20,566	804

Total impaired loans:
One-to-four family residential:
Owner occupied	12,595	13,655	180	12,863	451
Non-owner occupied	49,981	52,529	325	53,028	2,717
Multifamily	3,453	3,578	-	3,243	188
Commercial real estate	14,619	17,774	59	17,563	670
Construction/land development	9,199	22,776	-	15,064	-
Consumer	70	70	-	128	2
Total	$89,917	$110,382	$564	$101,889	$4,028
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
_____________
(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.
(3) Certain amounts in the table have been reclassified to conform to the current presentation.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of information pertaining to impaired loans, nonperforming assets and troubled debt restructured loans (“TDRs”).

	December 31,
	2011	2010
	(In thousands)

Impaired loans without a valuation allowance	$73,937	$64,611
Impaired loans with a valuation allowance	15,980	56,700
Total impaired loans	$89,917	$121,311
Valuation allowance related to impaired loans	$564	$5,842
Nonperforming assets: (1)
Nonaccrual loans	$18,613	$46,637
Nonaccrual troubled debt restructured loans	5,079	16,299
Total nonperforming loans	23,692	62,936
Other real estate owned	26,044	30,102
Total nonperforming assets	$49,736	$93,038

Performing troubled debt restructured loans	$66,225	$58,375
Nonaccrual troubled debt restructured loans	5,079	16,299
Total troubled debt restructured loans (2)	$71,304	$74,674
_____________
(1) There were no loans 90 days or more past due and still accruing interest at December 31, 2011 and 2010.
(2) TDRs are also considered impaired loans and are included in "Total impaired loans."

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual when they are 90 days delinquent, or when, in management’s opinion, the borrower is unable to meet scheduled payment obligations.

A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan. In the process of identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value and financial condition of the borrower. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case by case basis, after taking into consideration the circumstances surrounding the loans and the borrowers, including payment history and amounts of any payment shortfall, length and reason for delay and the likelihood of return to stable performance. Impairment is measured on a loan by loan basis for all loans in the portfolio.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of loan balances of nonaccrual loans by type of loan.

	December 31,
	2011	2010
	(In thousands)
One-to-four family residential	$9,808	$22,688
Multifamily	949	-
Commercial real estate	3,736	7,306
Construction/land development	9,199	32,885
Consumer	-	57
Total nonaccrual loans	$23,692	$62,936

The following tables represent a summary of the aging of loans by type.

	Loans Past Due as of December 31, 2011
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$2,594	$1,318	$4,076	$7,988	$180,009	$187,997
Non-owner occupied	761	-	3,224	3,985	143,394	147,379
Multifamily	-	-	949	949	112,314	113,263
Commercial real estate	633	-	2,621	3,254	228,583	231,837
Construction/land development	-	-	9,199	9,199	15,525	24,724
Total real estate	3,988	1,318	20,069	25,375	679,825	705,200
Business	240	-	-	240	3,669	3,909
Consumer	1,133	-	-	1,133	11,366	12,499
Total	$5,361	$1,318	$20,069	$26,748	$694,860	$721,608
________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2011.
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
_________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2010.
(2) Net of undisbursed funds.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    The following tables represent a summary of loans by type and risk category.

	December 31, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$307,807	$106,900	$203,997	$15,101	$3,909	$11,822	$649,536
Special mention	13,193	5,414	14,256	424	-	488	33,775
Substandard	14,376	949	13,584	9,199	-	189	38,297
Doubtful	-	-	-	-	-	-	-
Total	$335,376	$113,263	$231,837	$24,724	$3,909	$12,499	$721,608
_____________
(1) Net of undisbursed funds.

	December 31, 2010
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$360,239	$141,224	$249,576	$17,589	$479	$18,792	$787,899
Special mention	10,261	1,936	5,805	-	-	189	18,191
Substandard	28,083	353	10,916	35,484	-	140	74,976
Doubtful	-	-	-	339	-	6	345
Total	$398,583	$143,513	$266,297	$53,412	$479	$19,127	$881,411
______________
(1) Net of undisbursed funds.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represent a summary of the loan portfolio by type and payment activity.

	December 31, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$325,568	$112,314	$228,101	$15,525	$3,909	$12,499	$697,916
Nonperforming (2)	9,808	949	3,736	9,199	-	-	23,692
Total	$335,376	$113,263	$231,837	$24,724	$3,909	$12,499	$721,608
____________
(1)	There were $183.0 million of owner-occupied one-to-four family residential loans and $142.6 million of non-owner occupied one-to-four family residential loans classified as performing.
(2)	There were $5.0 million of owner-occupied one-to-four family residential loans and $4.8 million of non-owner occupied one-to-four family residential loans classified as nonperforming.
(3)	Net of undisbursed funds.

	December 31, 2010
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$375,895	$143,513	$258,991	$20,527	$479	$19,070	$818,475
Nonperforming (2)	22,688	-	7,306	32,885	-	57	62,936
Total	$398,583	$143,513	$266,297	$53,412	$479	$19,127	$881,411
_____________
(1)	There were $217.3 million of owner-occupied one-to-four family residential loans and $158.6 million of non-owner occupied one-to-four family residential loans classified as performing.
(2)	There were $8.0 million of owner-occupied one-to-four family residential loans and $14.7 million of non-owner occupied one-to-four family residential loans classified as nonperforming.
(3)	Net of undisbursed funds.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our TDRs recorded investment before and after the modification.

	Twelve Months Ended December 31, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
A/B Note restructure (1)	6	$1,130	$633
Interest only payments with interest rate concession	15	4,887	4,877
Principal and interest with interest rate concession	23	5,979	5,759
Interest only payments with no interest rate concession	2	527	510
Commercial:
Principal and interest with interest rate concession	1	996	996
Total	47	$13,519	$12,775
____________
(1) An A/B Note restructure strategy occurs infrequently and involves charging-down the "A" note portion of the relationship to an acceptable loan to value ratio and positive debt service coverage at the time of the restructure while the "B" note represents the charged-off portion of the relationship at the time of the restructure.

At December 31, 2011, we had $36,000 in commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDR loans that occurred during the twelve months ended December 31, 2011 were primarily a result of granting the borrower interest only payment for a period of time ranging from one to three years. These modifications resulted in a charge to the ALLL of $351,000 for the twelve months ended December 31, 2011. The impaired portion of the loan that has been reduced to interest only payments for a specific period of time is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. The original contractual interest rate is adjusted for any deferred loan fees or costs, premiums or discounts existing at the origination or acquisition of the loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future months, the ALLL entry is reversed and the valuation allowance is reduced on a straight-line basis over the modification period.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of loans that were modified as TDRs within the previous 12 months and for which there was a payment default during that period.

	Types of Modifications
	Number of Loans	Interest Only Payments	Interest Rate Concession
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	4	$391	$1,992

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL.

Certain of the Bank’s executive officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties is summarized as follows:

	Years Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$588	$1,082
Additions	-	-
Adjustments (1)	-	(396)
Repayments	(43)	(98)
Balance at end of year	$545	$588
______________
(1) Executive officer retirement

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Other Real Estate Owned

The following table represents a summary of OREO.

	Years Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$30,102	$11,835
Loans transferred to OREO	26,194	50,237
Capitalized improvements	181	767
Dispositions of OREO	(28,509)	(27,113)
Market value adjustments	(1,924)	(5,624)
Balance at end of year	$26,044	$30,102

OREO includes properties acquired by the Bank through foreclosure and deed in lieu of foreclosure. OREO at December 31, 2011 consisted of $8.2 million in one-to-four family residential homes and $8.0 million in construction/land development projects and $9.8 million in commercial real estate buildings.

Note 6 - Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Land	$1,914	$1,914
Buildings and improvements	17,763	17,763
Construction in progress	-	16
Furniture, fixtures and equipment	4,345	4,261
	24,022	23,954
Less accumulated depreciation	(5,100)	(4,125)
	$18,922	$19,829

Depreciation expense was $1.1 million, $1.1 million and $802,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1 and Level 2 recurring measurements).

	Fair Value Measurements at December 31, 2011
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$52,163	$-	$52,163	$-
Freddie Mac	19,845	-	19,845	-
Ginnie Mae	7,495	-	7,495	-
Municipal bonds	1,847	-	1,847	-
U.S. Government agencies	47,652	-	47,652	-
	$129,002	$-	$129,002	$-

	Fair Value Measurements at December 31, 2010
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale investments:	(In thousands)
Mortgage-backed investments:
Fannie Mae	$110,144	$-	$110,144	$-
Freddie Mac	41,149	-	41,149	-
Ginnie Mae	9,444	-	9,444	-
Municipal bonds	1,922	-	1,922	-
U.S. Government agencies	1,944	-	1,944	-
	$164,603	$-	$164,603	$-

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Fair Value	for Identical	Observable	Inputs
	Measurements	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total Losses
	(In thousands)
Impaired loans including undisbursed but committed funds
of $36,000 (included in loans receivable, net) (1)	$89,389	$-	$-	$89,389	$564
OREO (2)	26,044	-	-	26,044	1,924
	$115,433	$-	$-	$115,433	$2,488
_______________
(1) The loss represents the specific reserve against loans that were considered impaired at December 31, 2011.
(2) The loss represents OREO market value adjustments for the year ended December 31, 2011.

	Fair Value Measurements at December 31, 2010
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Fair Value	for Identical	Observable	Inputs
	Measurements	Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total Losses
	(In thousands)
Impaired loans including undisbursed but committed funds
of $1.1 million (included in loans receivable, net) (1)	$116,543	$-	$-	$116,543	$5,842
OREO (2)	30,102	-	-	30,102	5,624
	$146,645	$-	$-	$146,645	$11,466
________________
(1) The loss represents the specific reserve against loans that were considered impaired at December 31, 2010.
(2) The loss represents OREO market value adjustments for the year ended December 31, 2010.

           Investments available-for-sale at December 31, 2011 consisted primarily of mortgage-backed securities, bank qualified municipal bonds and agency securities. The estimated fair value of Level 1 investments is based on quoted market prices. The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

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

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 and 2010 were as follows:

	December 31,
	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Assets:
Cash on hand and in banks	$4,620	$4,620	$7,466	$7,466
Interest-bearing deposits	160,141	160,141	90,961	90,961
Investments available-for-sale	129,002	129,002	164,603	164,603
Loans receivable, net	703,288	738,266	856,456	878,737
Federal Home Loan Bank stock	7,413	7,413	7,413	7,413
Accrued interest receivable	3,856	3,856	4,686	4,686
Liabilities:
Deposits	218,621	218,621	231,527	231,527
Certificates of deposit	570,044	577,570	688,699	701,976
Advances from the FHLB	83,066	84,926	93,066	95,972
Accrued interest payable	184	184	214	214

Fair value estimates, methods, and assumptions are set forth below for our financial instruments:

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash on hand and in banks, interest-bearing deposits, FHLB stock, accrued interest receivable and accrued interest payable. FHLB stock is not publicly-traded, however it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB’s discretion. The fair value is therefore equal to the book value.

•
Investments available-for-sale: The fair value of all investments excluding FHLB stock was based upon quoted market prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

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

•
Liabilities: The fair value of deposits with no stated maturity, such as statement savings, NOW and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using current interest rates for certificates of deposit with similar remaining maturities. The fair value of FHLB advances is estimated based on discounting the future cash flows using current interest rates for debt with similar remaining maturities.

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

Note 8 - Accrued Interest Receivable

Accrued interest receivable consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Loans receivable	$3,428	$3,954
Investments	410	723
Interest-bearing deposits	18	9
	$3,856	$4,686

Note 9 - Deposits

Deposit accounts consisted of the following:

	December 31,
	2011	2010
	(In thousands)
Noninterest-bearing	$6,013	$8,700
NOW	14,193	13,458
Statement savings	17,784	15,387
Money market	180,631	193,982
Certificates of deposit	570,044	688,699
	$788,665	$920,226

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, scheduled maturities of certificates of deposit were as follows:

Years Ended
December 31,	Amount
(In thousands)
2012	$296,260
2013	132,682
2014	112,158
2015	28,839
2016	-
Thereafter	105
$570,044

Deposits included public funds of $22.0 million and $58.7 million at December 31, 2011 and 2010, respectively.

Certificates of deposit of $100,000 or more included in deposits at December 31, 2011 and 2010, were $416.5 million and $510.9 million, respectively. Interest expense on these certificates totaled $11.6 million, $15.5 million, and $17.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Included in deposits are accounts of $3.5 million and $3.1 million at December 31, 2011 and 2010, respectively which are controlled by management, members of the Board of Directors and related entities.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2011	2010	2009
NOW	$22	$53	$77
Statement savings	55	167	221
Money market	938	2,384	3,018
Certificates of deposit	15,200	20,766	25,490
	$16,215	$23,370	$28,806

Note 10 - Other Borrowings

The FHLB functions as a central reserve bank providing credit for member financial institutions. At December 31, 2011 and 2010, the Bank maintained credit facilities with the FHLB totaling $113.0 million and $317.4 million with outstanding balances of $83.1 million and $93.1 million, respectively. The credit facility was collateralized by $205.0 million of single-family residential mortgages and $64.1 million of multifamily loans under a blanket lien arrangement at December 31, 2011. At December 31, 2010, a collateral in possession arrangement was in force. Effective February 27, 2012, the FHLB increased our line of credit to 25% of assets from 10% at December 31, 2011. We also had a $10.0 million unused line of credit facility with another financial institution at December 31, 2011.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding advances consisted of the following:

December 31, 2011
Maturity Date	Principal Balance	Fixed Interest Rate
(Dollars in thousands)
01/2013	$50,000	2.17%
12/2013	7,450	3.38
12/2013	20,000	2.94
12/2013	700	2.64
04/2014	1,750	2.98
07/2015	3,166	1.89
	$83,066

December 31, 2010
Maturity Date	Principal Balance	Fixed Interest Rate
(Dollars in thousands)
03/2012	$10,000	2.82%
01/2013	50,000	2.17
12/2013	7,450	3.38
12/2013	20,000	2.94
12/2013	700	2.64
04/2014	1,750	2.98
07/2015	3,166	1.89
	$93,066

Note 11 - Benefit Plans

Multiemployer Pension Plans

We participate in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a tax-qualified defined-benefit pension plan that covers substantially all employees after one year of continuous employment. Pension benefits vest over a period of five years of credited service. T he Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the funded status (market value of plan assets divided by funding target) of our plan as of July 1,:

	2011 (1)	2010
Source	Valuation Report	Valuation Report
Our Plan	80.0%	79.7%
_________________
(1) Market value of plan assets includes $95,538 which was applied to the 2010-2011 plan year.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $203.6 million and $133.9 million for the plan years ending June 30, 2010 and June 30, 2009, respectively. Our contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. Our policy is to fund pension costs as accrued.

Total contributions during the years ended December 31, were:

2011		2010		2009
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount
(Dollars in thousands)
09/23/2011	$96	10/08/2010	$175	10/08/2009	$151
10/13/2011	299	12/20/2010	1,097	12/16/2009	576
11/22/2011	1,187		-		-
Total	$1,582	Total	$1,272	Total	$727

We also have post employment agreements with certain key officers to provide supplemental retirement benefits. For each of the years ended December 31, 2011, 2010 and 2009, the annual plan premium cost was $49,000. Additionally, we recorded $289,000, $81,000 and $108,000 of deferred compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively.

401(k) Plan

We have a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment. Under the plan, employee contributions up to 6% will be matched 50% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market or fixed income plans. We contributed $150,000, $138,000 and $274,000 to the plan for the years ended December 31, 2011, 2010 and 2009, respectively.

Employee Stock Ownership Plan

We provide an ESOP for the benefit of substantially all employees. The ESOP borrowed $16.9 million from the Company and used those funds to acquire 1,692,800 shares of the Company’s stock at the time of the initial public offering at a price of $10.00 per share.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.6 million were made by the ESOP during 2011, 2010 and 2009.

As shares are committed to be released from collateral, we report compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

A summary of key transactions for the ESOP follows:

	December 31,
	2011	2010	2009
	(In thousands)
ESOP contribution expense	$602	$565	$857
Dividends on unallocated shares used to reduce ESOP contribution	-	122	528

Shares held by the ESOP are as follows:

	December 31,
	2011	2010
	(Dollars in thousands, except share data)
Allocated shares	479,625	366,772
Unallocated shares	1,213,175	1,326,028
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$7,158	$5,304

Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $2.0 million, $1.9 million and $2.0 million for the years ended December 31, 2011, 2010 and 2009, respectively, and the related income tax benefit was $690,000, $681,000 and $713,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to its directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of our common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. We have a policy of issuing new shares from authorized but unissued

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock upon the exercise of stock options. At December 31, 2011, remaining options for 911,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the grant date using a Black-Scholes model that uses the assumptions noted in the table below. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. In previous years, we elected to use a weighted-average of our peers’ historical stock price information in conjunction with our own stock price history due to the limited amount of history available regarding our stock price. Now that sufficient stock price information is available regarding our stock, we will utilize historical volatility of our stock price over a specified period of time for the expected volatility assumption. We base the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. We elected to use the “Share-Based Payments” method permitted by the Securities and Exchange Commission to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint. There were no options granted during the year ended December 31, 2011.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date.

	Years Ended December 31,
	2011	2010	2009
Annual dividend yield	-%	-%	4.07%
Expected volatility	-	46.32	38.82
Risk-free interest rate	-	2.42	1.89
Expected term	-	6.5 years	6.5 years
Weighted-average grant date fair value per option granted	$-	$1.28	$2.15

A summary of the Company’s stock option plan awards for the year ended December 31, 2011, follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted- Average Grant Date Fair Value
	(Dollars in thousands, except share data)
Outstanding at January 1, 2011	1,383,524	$9.52	7.60	$-	$1.91
Granted	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	(10,000)	9.78	-	-	1.92
Outstanding at December 31, 2011	1,373,524	9.52	6.60	94	1.91

Expected to vest assuming a 3% forfeiture
rate over the vesting term	562,022	9.31	6.67	73

Exercisable at December 31, 2011	794,114	9.67	6.54	19

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, there was $801,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At December 31, 2011, remaining restricted awards for 167,078 shares were available to be issued. Shares that have been repurchased totaled 310,494 and are held in trust until they are issued in connection with the agreement.

A summary of changes in nonvested restricted stock awards for the period ended December 31, 2011, follows:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
	(Dollars in thousands, except share data)
Nonvested at January 1, 2011	456,140	$9.75
Granted	-	-
Vested	(145,646)	9.93
Forfeited	-	-
Nonvested at December 31, 2011	310,494	9.66

Expected to vest assuming a 3% forfeiture
rate over the vesting term	301,178

As of December 31, 2011 there was $2.4 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The total fair value of shares vested during the years ended December 31, 2011 and 2010 was $1.4 million for each year.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Federal Income Taxes

The components of income tax expense (benefit) are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Current	$-	$(8,076)	$(9,387)
Deferred	-	12,075	(3,120)
Total income tax expense (benefit)	$-	$3,999	$(12,507)

A reconciliation of the tax provision based on the statutory corporate rate of 35% during the years ended December 31, 2011, 2010 and 2009 on pretax income is as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Income tax expense (benefit) at
statutory rate	$1,485	$(17,548)	$(18,625)
Income tax effect of:
Tax exempt interest, net	(24)	(50)	(52)
Change in valuation allowance	(1,542)	21,892	1,477
Goodwill impairment	-	-	4,972
Other, net	81	(295)	(279)
Total income tax expense (benefit)	$-	$3,999	$(12,507)

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax asset, included in the accompanying consolidated balance sheets, consisted of the following:

	December 31,
	2011	2010	2009
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$11,070	$12,841	$-
Contribution to First Financial Northwest Foundation	4,797	4,790	4,786
Allowance for loan losses	5,598	5,792	11,020
Reserve for unfunded commitments	42	56	118
Deferred compensation	715	664	686
Reserve for uncollected interest	-	45	75
Other-than-temporary impairment loss on investments	-	-	627
Alternative minimum tax credit carryforward	1,485	1,490	-
Employee benefit plans	1,656	1,400	850
Net capital loss on investments	545	545	-
OREO market value adjustments	392	420	-
OREO expenses	352	-	-
Accrued expenses	137	138	122
Deferred tax assets before valuation allowance	26,789	28,181	18,284
Valuation allowance	(23,281)	(24,832)	(2,597)
Total deferred tax assets	3,508	3,349	15,687

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	$1,337	$1,337	$1,337
Loan origination fees and costs	666	762	856
Servicing rights	51	99	173
Net unrealized loss on investments available for sale	455	446	725
Other, net	999	705	457
Total deferred tax liabilities	$3,508	$3,349	$3,548
Deferred tax assets, net	$-	$-	$12,139

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

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax assets if we do not have sufficient positive evidence indicating that we will have carryback potential or future taxable income available to utilize our deferred tax assets. Our federal net operating loss carryforward was $31.6 million at December 31, 2011 and will expire in 2030. The Bank has an AMT credit carryforward totaling $1.5 million, with no expiration date.

Our deferred tax asset valuation account consisted of the following specific valuation allowances.

	First Financial Northwest Foundation Donation	Other	Total Deferred Tax Asset Valuation
	(In thousands)
Balance at January 1, 2011	$4,787	$20,045	$24,832
Additions	-	-	-
Deductions	-	(1,551)	(1,551)
Balance at December 31, 2011	$4,787	$18,494	$23,281

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2011 and 2010, the Company had a taxable temporary difference of approximately $4.5 million that arose before 1988 (base year amount). A deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

Note 13 - Regulatory Capital Requirements

Under Federal regulations, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Bank is well-capitalized at December 31, 2011, based on the general percentages in the regulatory guidelines, the Bank is no longer regarded as well-capitalized for federal regulatory purposes, as a result of the deficiencies cited in the Order (see Note 2 – Regulatory Items). As a result of this reclassification, the Bank’s borrowing costs and terms from the FHLB, as well as the Bank’s premiums to the Deposit Insurance Fund administered by the FDIC, are expected to be higher than they would were the Bank not operating under the Order.

As of December 31, 2011, according to the most recent notification from the FDIC, the Bank was categorized as adequately capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2011:
Total risk-based capital	$153,935	24.76%	$49,737	8.00%	$62,171	10.00%
Tier 1 risk-based capital	146,058	23.49	24,868	4.00	37,303	6.00
Tier 1 leverage capital	146,058	13.54	43,155	4.00	53,944	5.00

December 31, 2010:
Total risk-based capital	$151,782	19.65%	$61,793	8.00%	$77,241	10.00%
Tier 1 risk-based capital	141,970	18.38	30,896	4.00	46,345	6.00
Tier 1 leverage capital	141,970	11.73	48,403	4.00	60,503	5.00

The Orders restrict the Bank and the Company from making any capital distributions including the payment of a dividend.

Note 14 - Commitments and Guarantees

Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to extend credit totaled $11.9 million and $22.3 million at December 31, 2011 and 2010, respectively. Fixed-rate commitments totaled $895,000 (interest rates ranged from 3.63% to 4.38%) and $963,000 (interest rates ranged from 5.13% to 7.00%) at December 31, 2011 and 2010, respectively.

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Parent Company Only Financial Statements

Presented below are the condensed balance sheets, income statements and statements of cash flows for First Financial Northwest, Inc.

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2011	2010
	(In thousands)
Assets
Cash and cash equivalents	$7	$13
Interest-bearing deposits	19,782	18,522
Investment in First Savings Bank Northwest	146,584	142,482
Investment in First Financial Diversified, Inc.	11,527	10,808
Receivable from subsidiaries	3,406	2,674
Other assets	41	17
Total assets	$181,347	$174,516

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities	$27	$38
Total liabilities	27	38
Stockholders' Equity	181,320	174,478
Total liabilities and stockholders' equity	$181,347	$174,516

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$93	$471	$1,071
Total operating income	93	471	1,071

Operating expenses:
Other expenses	672	689	593
Total operating expenses	672	689	593

Income (loss) before provision for federal income taxes and
equity in undistributed earnings of subsidiaries	(579)	(218)	478
Provision for federal income tax expense	-	2,783	1,377

Loss before equity in undistributed earnings (loss) of subsidiaries	(579)	(3,001)	(899)
Equity in undistributed earnings (loss) of subsidiaries	4,821	(51,135)	(39,809)
Net income (loss)	$4,242	$(54,136)	$(40,708)

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)
Adjustments to reconcile net income (loss) to net cash	$4,242	$(54,136)	$(40,708)
from operating activities
Equity in undistributed (earnings) loss of subsidiaries	(4,821)	51,135	39,809
Stock options and restricted stock expense	1,971	1,921	2,037
Change in deferred tax assets, net	-	2,816	1,240
Change in receivables from subsidiaries	(732)	(790)	(790)
Change in other assets	(23)	(1)	(2)
Change in federal income taxes, net	-	9,499	(9,546)
Changes in other liabilities	(11)	(9,533)	9,515
Net cash provided by operating activities	626	911	1,555

Cash flows from investing activities
Repayments of ESOP loan	1,128	1,129	1,127
Investment in First Savings Bank Northwest	-	(30,000)	-
Investment in First Financial Diversified	(500)	-	(1,000)
Net cash provided (used) in investing activities	628	(28,871)	127

Cash flows from financing activities
Repurchase and retirement of common stock	-	(106)	(17,838)
Dividends paid	-	(1,420)	(6,399)
Net cash used by financing activities	-	(1,526)	(24,237)
Net increase (decrease) in cash	1,254	(29,486)	(22,555)

Cash and cash equivalents at beginning of year	18,535	48,021	70,576
Cash and cash equivalents at end of year	$19,789	$18,535	$48,021

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Earnings (Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except share data)
Net income (loss)	$4,242	$(54,136)	$(40,708)

Basic weighted-average common shares outstanding	17,531,131	17,420,488	18,664,490
Plus common stock options considered outstanding for
dilutive purposes (excludes antidilutive options)	3,786	-	-
Diluted weighted-average common shares outstanding	17,534,917	17,420,488	18,664,490

Basic earnings (loss) per share	$0.24	$(3.11)	$(2.18)
Diluted earnings (loss) per share	$0.24	$(3.11)	$(2.18)

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 1,323,524, 1,333,524 and 1,433,524 anti-dilutive shares outstanding related to options to acquire the Company’s common stock at December 31, 2011, 2010 and 2009, respectively.

Note 17 - Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) and related tax effects are as follows:

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Unrealized holding gains on available-for-sale securities	$2,253	$44	$2,510
Reclassification adjustment for net gains realized in income	(2,226)	(843)	(1,954)
Other-than-temporary impairments on investments available-for-sale	-	-	152
Net unrealized gains (losses)	27	(799)	708
Tax effect	-	64	248
Net of tax amount	$27	$(863)	$460

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive income included in stockholders’ equity, are as follows:

	For the Years Ended December 31,
	2011	2010
	(In thousands)
Unrealized gains on investments available-for-sale	$1,300	$1,273
Tax effect	789	789
Net of tax amount	$511	$484

(Continued)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last three years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except share data)
2011
Total interest income	$13,709	$13,247	$12,450	$11,646
Total interest expense	5,089	4,803	4,570	4,023
Net interest income	8,620	8,444	7,880	7,623
Provision for loan losses	1,200	1,600	1,300	600
Net interest income after provision for loan losses	7,420	6,844	6,580	7,023
Total noninterest income	596	826	556	555
Total noninterest expense	6,582	6,412	6,513	6,651
Income before provision for income taxes	1,434	1,258	623	927
Provision for federal income tax expense	-	-	-	-
Net income	$1,434	$1,258	$623	$927

Basic earnings per share	$0.08	$0.07	$0.04	$0.05
Diluted earnings per share	$0.08	$0.07	$0.04	$0.05

2010
Total interest income	$15,662	$15,424	$15,011	$14,447
Total interest expense	7,594	7,357	6,620	5,988
Net interest income	8,068	8,067	8,391	8,459
Provision for loan losses	13,000	26,000	12,000	2,100
Net interest income (loss) after provision for loan losses	(4,932)	(17,933)	(3,609)	6,359
Total noninterest income	46	62	38	895
Total noninterest expense	8,867	7,010	8,500	6,686
Income (loss) before provision for income taxes	(13,753)	(24,881)	(12,071)	568
Provision for federal income tax expense	3,999	-	-	-
Net income (loss)	$(17,752)	$(24,881)	$(12,071)	$568

Basic earnings (loss) per share	$(1.02)	$(1.43)	$(0.69)	$0.03
Diluted earnings (loss) per share	$(1.02)	$(1.43)	$(0.69)	$0.03

2009
Total interest income	$16,750	$15,727	$16,221	$16,335
Total interest expense	8,575	8,740	8,572	8,026
Net interest income	8,175	6,987	7,649	8,309
Provision for loan losses	1,544	18,256	7,795	23,705
Net interest income (loss) after provision for loan losses	6,631	(11,269)	(146)	(15,396)
Total noninterest income (loss)	130	(97)	72	1,927
Total noninterest expense	5,144	20,707	4,889	4,327
Income (loss) before provision for income taxes	1,617	(32,073)	(4,963)	(17,796)
Provision (benefit) for federal income taxes	421	(4,076)	(3,304)	(5,548)
Net income (loss)	$1,196	$(27,997)	$(1,659)	$(12,248)

Basic earnings (loss) per share	$0.06	$(1.49)	$(0.09)	$(0.69)
Diluted earnings (loss) per share	$0.06	$(1.49)	$(0.09)	$(0.69)

(Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2011 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

First Financial Northwest’s management assessed the effectiveness of First Financial Northwest’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2011, First Financial Northwest’s internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2011, which is included in Item 8. Financial Statements and Supplementary Data.

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

Item 9B.  Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2011 that was not so disclosed.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under the section captioned “Proposal 1 -- Election of Directors” in First Financial Northwest’s Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (“Proxy Statement”)  is incorporated herein by reference.

For information regarding the executive officers of First Financial Northwest and the Bank, see the information contained herein under the section captioned “Item 1.  Business – Personnel – Executive Officers of the Registrant.”

Audit Committee Financial Expert

Our Audit Committee is composed of Directors Dr. Gary F. Kohlwes (Chairman), Gary F. Faull and Joann E. Lee.  Each member of the Audit Committee is “independent” as defined in  listing standards of The Nasdaq Stock Market LLC.  Our Board of Directors has designated Director Joann E. Lee as the Audit Committee financial expert, as defined in the SEC’s Regulation S-K.  Director Joann E. Lee is independent as that term is used in Item 407(d)(5)(i)(B) of SEC’s regulation S-K.

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

(d)           Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest’s equity compensation plans as of December 31, 2011.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2008 Equity Incentive Plan (1)	1,373,524	$9.52	911,756

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,373,524	$9.52	911,756
____________
(1)
The restricted shares granted under the 2008 Equity Incentive Plan were purchased by First Financial Northwest in open market transactions and subsequently issued to First Financial Northwest’s directors and certain employees.  As of December 31, 2011, there were 747,034 restricted shares granted pursuant to the 2008 Equity Incentive Plan and 167,078 shares were available for future grants of restricted stock.

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
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

_____________
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

FIRST FINANCIAL NORTHWEST, INC.

Date: March 9, 2012	By:	/s/ Victor Karpiak
Victor Karpiak
Chairman of the Board, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Victor Karpiak	Chairman of the Board, President and Chief	March 9, 2012
Victor Karpiak	Executive Officer
(Principal Executive Officer)

/s/Kari A. Stenslie	Chief Financial Officer	March 9, 2012
Kari A. Stenslie	(Principal Financial and Accounting Officer)

/s/Joann E. Lee	Director	March 9, 2012
Joann E. Lee

/s/Gary F. Kohlwes	Director	March 9, 2012
Gary F. Kohlwes

/s/Robert L. Anderson	Director	March 9, 2012
Robert L. Anderson

/s/Gerald Edlund
Gerald Edlund	Director	March 9, 2012

/s/Gary F. Faull	Director	March 9, 2012
Gary F. Faull

/s/M. Scott Gaspard	Director	March 9, 2012
M. Scott Gaspard

/s/Daniel L. Stevens	Director	March 9, 2012
Daniel L. Stevens

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income; (4) Consolidated Statements of Cash Flows; and (5) Selected Notes to Consolidated Financial Statements

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.