Form 10-Q
period 2012-03-31
First Financial Northwest, Inc.
filed 2012-05-10
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2012

or

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
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [   ]

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 4, 2012, 18,805,168 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

Item 1. Financial Statements

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	March 31,	December 31,
Assets	2012	2011

Cash on hand and in banks	$5,186	$4,620
Interest-bearing deposits	152,177	160,141
Investments available-for-sale, at fair value	140,676	129,002
Loans receivable, net of allowance of $14,832 and $16,559	680,737	703,288
Premises and equipment, net	18,702	18,922
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	3,897	3,856
Federal income tax receivable	1,058	1,060
Other real estate owned ("OREO")	22,448	26,044
Prepaid expenses and other assets	5,028	5,044
Total assets	$1,037,322	$1,059,390

Liabilities and Stockholders' Equity

Interest-bearing deposits	$758,415	$782,652
Noninterest-bearing deposits	5,633	6,013
Advances from the Federal Home Loan Bank	83,066	83,066
Advance payments from borrowers for taxes and insurance	4,056	2,093
Accrued interest payable	196	184
Other liabilities	3,281	4,062
Total liabilities	854,647	878,070

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares,
no shares issued or outstanding	-	-
Common stock, $0.01 par value; authorized 90,000,000 shares;
issued and outstanding 18,805,168 shares at March 31, 2012
and December 31, 2011	188	188
Additional paid-in capital	189,209	188,816
Retained earnings, substantially restricted	4,559	3,937
Accumulated other comprehensive income, net of tax	569	511
Unearned Employee Stock Ownership Plan ("ESOP") shares	(11,850)	(12,132)
Total stockholders' equity	182,675	181,320
Total liabilities and stockholders' equity	$1,037,322	$1,059,390

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income
Loans, including fees	$10,472	$12,428
Investments available-for-sale	593	1,205
Interest-bearing deposits	97	76
Total interest income	$11,162	$13,709
Interest expense
Deposits	2,941	4,513
Federal Home Loan Bank advances	511	576
Total interest expense	$3,452	$5,089
Net interest income	7,710	8,620
Provision for loan losses	1,700	1,200
Net interest income after provision for loan losses	$6,010	$7,420
Noninterest income
Net gain on sale of investments	194	511
Other	87	85
Total noninterest income	$281	$596
Noninterest expense
Compensation and employee benefits	3,427	3,289
Occupancy and equipment	405	402
Professional fees	473	480
Data processing	181	209
Gain on sale of OREO property, net	(221)	(626)
OREO market value adjustments	310	628
OREO related expenses, net	489	850
Regulatory assessments	97	710
Insurance and bond premiums	100	247
Marketing	52	61
Other general and administrative	308	332
Total noninterest expense	$5,621	$6,582
Income before provision for federal income taxes	670	1,434
Provision for federal income taxes	48	-
Net income	$622	$1,434
Basic earnings per share	$0.04	$0.08
Diluted earnings per share	$0.04	$0.08

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2012	2011
Net Income	$622	$1,434

Other comprehensive income, before tax:
Unrealized holding gains on available-for-sale securities	252	66
Reclassification adjustment for net gains realized in income	(194)	(511)
Other comprehensive income (loss), before tax	58	(445)
Income tax benefit related to items of other comprehensive income	-	(430)
Other comprehensive income (loss), net of tax	58	(15)

Total comprehensive income	$680	$1,419

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Dollars in thousands, except share data)
(Unaudited)
					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
		Common	Paid-in	Retained	Income,	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	net of tax	Shares	Equity
Balances at December 31, 2011	18,805,168	$188	$188,816	$3,937	$511	$(12,132)	$181,320
Comprehensive income:
Net income	-	-	-	622	-	-	622
Change in fair value of investments
available-for-sale	-	-	-	-	58	-	58
Total comprehensive income							680
Compensation related to stock options
and restricted stock awards	-	-	479	-	-	-	479
Allocation of 28,213 ESOP shares	-	-	(86)	-	-	282	196
Balances at March 31, 2012	18,805,168	$188	$189,209	$4,559	$569	$(11,850)	$182,675

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$622	$1,434
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,700	1,200
OREO market value adjustments	310	628
Gain on sale of OREO property, net	(221)	(626)
Depreciation of premises and equipment	263	269
Net amortization of premiums and discounts on investments	452	691
ESOP expense	196	145
Compensation expense related to stock options and restricted stock awards	479	473
Net realized gain on investments available-for-sale	(194)	(511)
Deferred federal income taxes	-	430
Changes in operating assets and liabilities:
Prepaid expenses and other assets	16	16
Accrued interest receivable	(41)	347
Accrued interest payable	12	16
Other liabilities	(781)	(10)
Federal income taxes, net	2	(430)
Net cash provided by operating activities	$2,815	$4,072

Cash flows from investing activities:
Proceeds from sales of investments	11,000	9,701
Capitalized improvements in OREO	-	(88)
Proceeds from sales of OREO properties	5,353	9,199
Principal repayments on investments	5,592	10,350
Purchases of investments	(28,466)	(4,303)
Net decrease in loans receivable	19,005	48,625
Purchases of premises and equipment	(43)	(25)
Net cash provided by investing activities	$12,441	$73,459

Balance, carried forward	$15,256	$77,531

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Balance, brought forward	$15,256	$77,531
Cash flows from financing activities:
Net decrease in deposits	(24,617)	(14,000)
Net increase in advance payments from borrowers for taxes and insurance	1,963	2,037
Net cash used by financing activities	$(22,654)	$(11,963)

Net increase (decrease) in cash	(7,398)	65,568
Cash and cash equivalents:
Beginning of period	164,761	98,427
End of period	$157,363	$163,995

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,440	$5,073
Federal income taxes	$45	$-
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan losses transferred to OREO	$1,846	$10,277

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of Business

First Financial Northwest, Inc. (“First Financial Northwest” or the “Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to First Savings Bank. First Financial Northwest is a savings and loan holding company and is subject to regulation by the Federal Reserve Board (“FRB”). First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

First Savings Bank is a community-based savings bank primarily serving King, and to a lesser extent, Pierce, Snohomish and Kitsap counties through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, business, consumer and construction/land development loans.

As used throughout this report, the terms “we”, “our”, “us”, or the “Company” refer to First Financial Northwest, Inc. and its consolidated subsidiary First Savings Bank Northwest, unless the context otherwise requires.

Note 2 – Regulatory Items

On April 14, 2010, the Office of Thrift Supervision (“OTS”) and members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement or Memorandum of Understanding (“MOU”), which is now enforced by the FRB as the successor to the OTS. Under the terms of the MOU, the Company agreed, among other things, to provide notice to and obtain a written non-objection from the FRB prior to the Company (a) declaring a dividend or redeeming any capital stock and (b) incurring, issuing, renewing or repurchasing any new debt.

On March 27, 2012, the Bank’s regulators, the FDIC and the DFI terminated the Consent Order (“Order”) which became effective on September 24, 2010. In place of the Order, the Bank entered into an MOU, which is an informal regulatory action, with the FDIC and DFI. The Order was terminated as a result of the steps the Bank took in complying with the Order and reducing its level of classified assets, increasing earnings, augmenting management and improving the overall condition of the Bank.

The MOU with the Bank contains provisions concerning the management and directors of the Bank, interest rate risk, minimum capital levels, the allowance for loan and lease losses (“ALLL”), lending and collection policies, policies concerning the Bank and its affiliates, restrictions on paying dividends and a requirement to furnish progress reports to the FDIC and DFI. A copy of the MOU with the Bank is attached to the Form 8-K that we filed with the Securities and Exchange Commission (“SEC”) on April 2, 2012.

Note 3 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the ALLL, the valuation of other real estate owned (“OREO”) and the underlying collateral of loans in the process of foreclosure, deferred tax assets and the fair value of financial instruments.

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

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). The update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 were effective for the Company’s reporting period beginning after December 15, 2011 and should be applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented.  The provisions of ASU No. 2011-05 were effective for the Company’s reporting periods beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (“ASU 2011-12”). This ASU defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 was issued in order to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the issuance of ASU 2011-05. ASU 2011-12 is effective for the Company’s financial statements for annual and interim periods beginning after December 31, 2011, and must be applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Note 5 – Investments

Investment securities available-for-sale are summarized as follows:
	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$54,829	$1,109	$(14)	$55,924
Freddie Mac	12,740	451	-	13,191
Ginnie Mae	6,884	130	-	7,014
Municipal bonds	2,084	30	(251)	1,863
U.S. Government sponsored entities and agencies	62,782	21	(119)	62,684
	$139,319	$1,741	$(384)	$140,676

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$50,981	$1,182	$-	$52,163
Freddie Mac	19,285	560	-	19,845
Ginnie Mae	7,416	79	-	7,495
Municipal bonds	2,085	32	(270)	1,847
U.S. Government sponsored entities and agencies	47,934	2	(284)	47,652
	$127,701	$1,855	$(554)	$129,002

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:
	March 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$2,975	$(14)	$-	$-	$2,975	$(14)
Municipal bonds	-	-	1,156	(251)	1,156	(251)
U.S. Government sponsored
entities and agencies	45,113	(119)	-	-	45,113	(119)
	$48,088	$(133)	$1,156	$(251)	$49,244	$(384)

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Municipal bonds	$-	$-	$1,137	$(270)	$1,137	$(270)
U.S. Government sponsored
entities and agencies	45,039	(284)	-	-	45,039	(284)
	$45,039	$(284)	$1,137	$(270)	$46,176	$(554)

At March 31, 2012, we had one security with a gross unrealized loss totaling $251,000 with a fair value totaling $1.2 million that had an unrealized loss for greater than one year. At December 31, 2011, this same security had a gross unrealized loss totaling $270,000 with a fair value totaling $1.1 million that had an unrealized loss for greater than one year. We reviewed the financial condition of the entity underlying this security at both March 31, 2012 and December 31, 2011, and determined an other-than-temporary impairment (“OTTI”) was not warranted.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an OTTI are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on our Consolidated Statements of Income. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For the three months ended March 31, 2012 and 2011, we did not have any OTTI losses on investments.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and estimated fair value of investments available-for-sale at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Due after one year through five years	$50,053	$49,992
Due after five years through ten years	820	838
Due after ten years	13,993	13,717
	64,866	64,547
Mortgage-backed investments	74,453	76,129
	$139,319	$140,676

Under Washington State law, in order to participate in the public funds program we are required to pledge as collateral an amount equal to 100% of the public deposits we hold in the form of eligible securities. Investments with a market value of $29.8 million and $31.8 million were pledged as collateral for public deposits at March 31, 2012 and December 31, 2011, respectively, both of which exceeded collateral requirements established by the Washington Public Deposit Protection Commission.

We sold $10.8 million and $9.2 million of investments during the three months ended March 31, 2012 and 2011 resulting in gross gains of $194,000 and $511,000, respectively. There were no losses on sales of securities during the three months ended March 31, 2012 and 2011.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
One-to-four family residential (1)	$325,316	$335,412

Multifamily:
Permanent	110,319	110,148
Construction	-	3,526
	110,319	113,674
Commercial real estate:
Permanent	213,391	218,032
Construction	12,500	12,500
Land	1,780	1,811
	227,671	232,343
Construction/land development (2):
One-to-four family residential	1,475	6,194
Multifamily	855	855
Commercial	1,104	1,104
Land development	16,156	16,990
	19,590	25,143

Business	3,620	3,909
Consumer	11,439	12,499
Total loans	697,955	722,980
Less:
Loans in process	598	1,372
Deferred loan fees, net	1,788	1,761
ALLL	14,832	16,559
Loans receivable, net	$680,737	$703,288

_____________
(1)	Includes $146.2 million and $147.4 million of non-owner occupied loans at March 31, 2012 and December 31, 2011, respectively.
(2)
Excludes construction loans that will convert to permanent loans. We consider these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. As a result, at March 31, 2012, we had $12.5 million, or 5.5%, of our total commercial real estate portfolio and no one-to-four family residential or multifamily loans in these "rollover" type of loans. At December 31, 2011, we had $12.5 million, or 5.4%, of our total commercial real estate portfolio and $3.5 million, or 3.1%, of our total multifamily loan portfolio and no one-to-four family residential loans in these "rollover" type of loans. At both March 31, 2012 and December 31, 2011, $1.8 million of commercial real estate land loans were not included in the construction/land development category because we classify raw land or buildable lots where we do not intend to finance the construction as commercial real estate land loans.

At March 31, 2012 and December 31, 2011, there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

           The following tables represent a summary of our ALLL and loan portfolio by loan type and impairment method:

	At or For the Three Months Ended March 31, 2012
	One-to-Four			Construction/
	Family		Commercial	Land
	Residential	Multifamily	Real Estate	Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$5,756	$950	$6,846	$2,503	$154	$350	$16,559
Charge-offs	(718)	-	(2,614)	(74)	-	(293)	(3,699)
Recoveries	-	-	171	100	-	1	272
Provision	775	1,407	1,272	(1,805)	(119)	170	1,700
Ending balance	$5,813	$2,357	$5,675	$724	$35	$228	$14,832

General reserve	$5,343	$2,357	$5,576	$724	$35	$228	$14,263
Specific reserve	$470	$-	$99	$-	$-	$-	$569

Loans (1):
Total Loans	$325,280	$110,081	$227,666	$19,271	$3,620	$11,439	$697,357
General reserve (2)	$264,946	$106,636	$208,731	$10,280	$3,620	$11,205	$605,418
Specific reserve (3)	$60,334	$3,445	$18,935	$8,991	$-	$234	$91,939

_____________
(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Three Months Ended March 31, 2011
	One-to-Four			Construction/
	Family		Commercial	Land
	Residential	Multifamily	Real Estate	Development	Business	Consumer	Total
ALLL:				(In thousands)
Beginning balance	$8,302	$1,893	$6,742	$5,151	$7	$439	$22,534
Charge-offs	(585)	(26)	(2,080)	(926)	-	(58)	(3,675)
Recoveries	5	-	-	185	-	1	191
Provision	34	(121)	2,613	(1,343)	6	11	1,200
Ending balance	$7,756	$1,746	$7,275	$3,067	$13	$393	$20,250

General reserve	$6,596	$1,684	$5,351	$1,483	$13	$298	$15,425
Specific reserve	$1,160	$62	$1,924	$1,584	$-	$95	$4,825

Loans (1):
Total Loans	$375,858	$128,678	$255,532	$40,938	$1,026	$16,767	$818,799
General reserve (2)	$307,401	$125,470	$234,006	$17,453	$1,026	$16,552	$701,908
Specific reserve (3)	$68,457	$3,208	$21,526	$23,485	$-	$215	$116,891

____________
(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

Nonperforming loans, net of undisbursed funds, were $26.4 million and $23.7 million at March 31, 2012 and December 31, 2011, respectively. Foregone interest on nonaccrual loans for the three months ended March 31, 2012 was $377,000, compared to $857,000 for the same quarter in 2011.

Loans committed to be advanced in connection with impaired loans at both March 31, 2012 and December 31, 2011 were $36,000.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by the type of loan:

	At or For the Three Months Ended March 31, 2012
		Unpaid
	Recorded	Principal	Related
	Investment (1)	Balance (2)	Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$8,679	$9,562	$-
Non-owner occupied	38,253	39,379	-
Multifamily	3,445	3,570	-
Commercial real estate	16,630	21,871	-
Construction/land development	8,991	14,299	-
Consumer	234	510	-
Total	76,232	89,191	-

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,251	4,363	181
Non-owner occupied	9,151	9,326	289
Commercial real estate	2,305	2,305	99
Total	15,707	15,994	569

Total impaired loans:
One-to-four family residential:
Owner occupied	12,930	13,925	181
Non-owner occupied	47,404	48,705	289
Multifamily	3,445	3,570	-
Commercial real estate	18,935	24,176	99
Construction/land development	8,991	14,299	-
Consumer	234	510	-
Total	$91,939	$105,185	$569

____________
(1)	Represents the loan balance less charge-offs.
(2)	Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
	At or For the Year Ended December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment (1)	Balance (2)	Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$8,007	$8,931	$-
Non-owner occupied	40,406	42,794	-
Multifamily	3,453	3,578	-
Commercial real estate	12,802	15,957	-
Construction/land development	9,199	22,776	-
Consumer	70	70	-
Total	73,937	94,106	-

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,588	4,724	180
Non-owner occupied	9,575	9,735	325
Commercial real estate	1,817	1,817	59
Total	15,980	16,276	564

Total impaired loans:
One-to-four family residential:
Owner occupied	12,595	13,655	180
Non-owner occupied	49,981	52,529	325
Multifamily	3,453	3,578	-
Commercial real estate	14,619	17,774	59
Construction/land development	9,199	22,776	-
Consumer	70	70	-
Total	$89,917	$110,382	$564

___________
(1)	Represents the loan balance less charge-offs.
(2)	Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The following table presents the average recorded investment and the interest income recognized on impaired loans.

	Three Months Ended March 31,
	2012		2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$8,343	$53	$8,785	$116
Non-owner occupied	39,329	545	45,700	667
Multifamily	3,449	42	2,511	42
Commercial real estate	14,716	193	12,549	164
Construction/land development	9,095	-	9,828	-
Consumer	152	1	167	1
Total	75,084	834	79,540	990

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,420	99	4,317	-
Non-owner occupied	9,363	46	9,393	-
Multifamily	-	-	350	-
Commercial real estate	2,061	34	7,073	-
Construction/land development	-	-	18,424	-
Consumer	-	-	4	-
Total	15,844	179	39,561	-

Total impaired loans:
One-to-four family residential:
Owner occupied	12,763	152	13,102	116
Non-owner occupied	48,692	591	55,093	667
Multifamily	3,449	42	2,861	42
Commercial real estate	16,777	227	19,622	164
Construction/land development	9,095	-	28,252	-
Consumer	152	1	171	1
Total	$90,928	$1,013	$119,101	$990

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of information pertaining to nonperforming assets and troubled debt restructured loans (“TDRs”):

	March 31,	December 31,
	2012	2011
	(In thousands)
Nonperforming assets (1):
Nonaccrual loans	$22,739	$18,613
Nonaccrual troubled debt restructured loans	3,644	5,079
Total nonperforming loans	26,383	23,692
OREO	22,448	26,044
Total nonperforming assets	$48,831	$49,736

Performing troubled debt restructured loans	$65,556	$66,225
Nonaccrual troubled debt restructured loans	3,644	5,079
Total troubled debt restructured loans	$69,200	$71,304

______________
(1)	There were no loans 90 days or more past due and still accruing interest at March 31, 2012 and December 31, 2011.

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

The following table is a summary of nonaccrual loans by loan type:

	March 31,	December 31,
	2012	2011
	(In thousands)
One-to-four family residential	$8,691	$9,808
Multifamily	949	949
Commercial real estate	7,588	3,736
Construction/land development	8,991	9,199
Consumer	164	-
Total nonaccrual loans	$26,383	$23,692

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent a summary of the aging of loans by type:

	Loans Past Due at March 31, 2012
			90 Days and Greater (1)
	30-59 Days	60-89 Days		Total	Current	Total Loans (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$1,918	$1,434	$4,448	$7,800	$171,282	$179,082
Non-owner occupied	985	70	2,159	3,214	142,984	146,198
Multifamily	2,047	-	949	2,996	107,085	110,081
Commercial real estate	2,183	-	2,149	4,332	223,334	227,666
Construction/land development	766	-	4,991	5,757	13,514	19,271
Total real estate	7,899	1,504	14,696	24,099	658,199	682,298
Business	-	-	-	-	3,620	3,620
Consumer	644	48	164	857	10,582	11,439
Total	$8,543	$1,552	$14,860	$24,956	$672,401	$697,357
_____________
(1)	There were no loans 90 days past due and still accruing interest at March 31, 2012.
(2)	Net of undisbursed funds.

	Loans Past Due at December 31, 2011
			90 Days and Greater (1)
	30-59 Days	60-89 Days		Total	Current	Total Loans (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$2,594	$1,318	$4,076	$7,988	$180,009	$187,997
Non-owner occupied	761	-	3,224	3,985	143,394	147,379
Multifamily	-	-	949	949	112,314	113,263
Commercial real estate	633	-	2,621	3,254	228,583	231,837
Construction/land development	-	-	9,199	9,199	15,525	24,724
Total real estate	3,988	1,318	20,069	25,375	679,825	705,200
Business	240	-	-	240	3,669	3,909
Consumer	1,133	-	-	1,133	11,366	12,499
Total	$5,361	$1,318	$20,069	$26,748	$694,860	$721,608
___________
(1)	There were no loans 90 days past due and still accruing interest at December 31, 2011.
(2)	Net of undisbursed funds.

Credit Quality Indicators.  We utilize a nine-point risk rating system and assign a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension. Credits risk rated 1 through 5 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on our watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future. Credits classified as special mention are risk rated 6 and possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Bank to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. Substandard credits are risk rated 7. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

currently existing facts, conditions and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Bank.

The following tables represent a summary of loans by type and risk category:

	March 31, 2012
	One-to-Four			Construction/
	Family		Commercial	Land
	Residential	Multifamily	Real Estate	Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$299,706	$102,925	$200,902	$9,091	$3,620	$10,290	$626,534
Special mention	12,871	6,207	13,892	1,189	-	763	34,922
Substandard	12,703	949	12,872	8,991	-	386	35,901
Total	$325,280	$110,081	$227,666	$19,271	$3,620	$11,439	$697,357
____________
(1) Net of undisbursed funds.

	December 31, 2011
	One-to-Four			Construction/
	Family		Commercial	Land
	Residential	Multifamily	Real Estate	Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$307,807	$106,900	$203,997	$15,101	$3,909	$11,822	$649,536
Special mention	13,193	5,414	14,256	424	-	488	33,775
Substandard	14,376	949	13,584	9,199	-	189	38,297
Total	$335,376	$113,263	$231,837	$24,724	$3,909	$12,499	$721,608
____________
(1) Net of undisbursed funds.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the loan portfolio by type and payment activity:

	March 31, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$316,589	$109,132	$220,078	$10,280	$3,620	$11,275	$670,974
Nonperforming (2)	8,691	949	7,588	8,991	-	164	26,383
Total	$325,280	$110,081	$227,666	$19,271	$3,620	$11,439	$697,357
__________
(1)	There were $173.7 million of owner-occupied and $142.9 million of non-owner occupied one-to-four family residential loans classified as performing.
(2)	There were $5.4 million of owner-occupied and $3.3 million of non-owner occupied one-to-four family residential loans classified as nonperforming.
(3)	Net of undisbursed funds.

	December 31, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$325,568	$112,314	$228,101	$15,525	$3,909	$12,499	$697,916
Nonperforming (2)	9,808	949	3,736	9,199	-	-	23,692
Total	$335,376	$113,263	$231,837	$24,724	$3,909	$12,499	$721,608
_______________
(1)	There were $183.0 million of owner-occupied and $142.6 million of non-owner occupied one-to-four family residential loans classified as performing.
(2)	There were $5.0 million of owner-occupied and $4.8 million of non-owner occupied one-to-four family residential loans classified as nonperforming.
(3)	Net of undisbursed funds.

The following table presents our TDRs recorded investment prior to the modification and after the modification:

	Three Months Ended March 31, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
Principal and interest with interest rate concession	1	$214	$214
Commercial:
Interest only payments with interest rate concession	1	496	496
Total	2	$710	$710

At March 31, 2012, the Company had $36,000 in commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the three months ended March 31, 2012 were primarily a result of granting the borrower interest rate concessions for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession for a specific period of time is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. TDRs resulted in a charge to the ALLL of $569,000 for the three months ended March 31, 2012.

The following is a summary of loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended March 31, 2012.

	Types of Modifications
	Number of Loans	Interest Only Payments	Interest Rate Concession
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	1	$347	$-

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL.

Note 7 – Other Real Estate Owned

The following table is a summary of OREO:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Beginning balance	$26,044	$30,102
Loans transferred to OREO	1,846	10,277
Capitalized improvements	-	88
Dispositions of OREO, net	(5,132)	(8,573)
Market value adjustments	(310)	(628)
Ending balance	$22,448	$31,266

OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. OREO at March 31, 2012 consisted of $6.2 million in one-to-four family residential homes, $6.5 million in construction/land development projects and $9.7 million in commercial real estate properties.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):
	Fair Value Measurements at March 31, 2012
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$55,924	$-	$55,924	$-
Freddie Mac	13,191	-	13,191	-
Ginnie Mae	7,014	-	7,014	-
Municipal bonds	1,863	-	1,863	-
U.S. Government sponsored
entities and agencies	62,684	-	62,684	-
	$140,676	$-	$140,676	$-

	Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$52,163	$-	$52,163	$-
Freddie Mac	19,845	-	19,845	-
Ginnie Mae	7,495	-	7,495	-
Municipal bonds	1,847	-	1,847	-
U.S. Government sponsored
entities and agencies	47,652	-	47,652	-
	$129,002	$-	$129,002	$-

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurements at March 31, 2012
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
	(In thousands)
Impaired loans including undisbursed but
committed funds of $36 (included in
loans receivable, net) (1)	$91,406	$-	$-	$91,406	$569
OREO (2)	22,448	-	-	22,448	310
	$113,854	$-	$-	$113,854	$879
______________
(1) The loss represents the specific reserve against loans that were considered impaired at March 31, 2012.
(2) The loss represents OREO market value adjustments for the quarter ended March 31, 2012.

	Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
	(In thousands)
Impaired loans including undisbursed but
committed funds of $36 (included in
loans receivable, net) (1)	$89,389	$-	$-	$89,389	$564
OREO (2)	26,044	-	-	26,044	1,924
	$115,433	$-	$-	$115,433	$2,488
____________
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis.

	March 31, 2012
		Valuation		Range
	Fair Value	Technique(s)	Unobservable Input(s)	(Weighted Average)
	(Dollars in thousands)

Impaired loans	$91,406	Market approach	Adjusted for differences between the comparable sales	0.0% - 35.0% (0.7%)

OREO	$22,448	Market approach	Adjusted for differences between the comparable sales	0.0% - 22.2% (1.3%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows:

	March 31, 2012
	Fair	Fair Value Measurements Using:
	Value	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,186	$5,186	$5,186	$-	$-
Interest-bearing deposits	152,177	152,177	152,177	-	-
Investments available-for-sale	140,676	140,676	-	140,676	-
Loans receivable, net	680,737	711,336	-	-	711,336
Federal Home Loan Bank stock	7,413	N/A	N/A	-	-
Accrued interest receivable	3,897	3,897	-	3,897	-

Financial Liabilities:
Deposits	212,951	212,951	212,951	-	-
Certificates of deposit	551,097	557,505	-	-	557,505
Advances from the FHLB	83,066	84,603	-	84,603	-
Accrued interest payable	196	196	-	196	-

	December 31, 2011
	Carrying	Estimated
	Value	Fair Value
	(In thousands)
Financial Assets:
Cash on hand and in banks	$4,620	$4,620
Interest-bearing deposits	160,141	160,141
Investments available-for-sale	129,002	129,002
Loans receivable, net	703,288	738,266
Federal Home Loan Bank stock	7,413	7,413
Accrued interest receivable	3,856	3,856
Financial Liabilities:
Deposits	218,621	218,621
Certificates of deposit	570,044	577,570
Advances from the FHLB	83,066	84,926
Accrued interest payable	184	184

Fair value estimates, methods, and assumptions are set forth below for our financial instruments.

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash on hand and in banks, interest-bearing deposits, Federal Home Loan Bank of Seattle (“FHLB”) stock, accrued interest receivable and accrued interest payable. FHLB stock is not publicly-traded, however, it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB’s discretion. The fair value is therefore equal to the book value.

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

Note 9 – Federal Home Loan Bank Stock

At March 31, 2012, we held $7.4 million of FHLB stock. FHLB stock is carried at par ($100 per share) and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. As a result of ongoing turmoil in the capital and mortgage markets, the FHLB has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolio.

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

On October 25, 2010, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The Consent Order sets forth requirements for capital management, asset composition, and other operational and risk management improvements. In addition, the FHLB may not repurchase member stock or pay dividends, until they achieve and maintain financial thresholds established by the FHFA as part of the agency’s supervisory process, subject to FHFA approval. These restrictions are not expected to have a material effect on our financial position, liquidity or results of operation. We have determined there is no OTTI on the FHLB stock investment as of March 31, 2012.

Note 10 - Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock and stock appreciation rights.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total compensation expense for the Plan was $479,000 and $473,000 for the three months ended March 31, 2012 and 2011, respectively, and the related income tax benefit was $168,000 and $166,000 for the three months ended March 31, 2012 and 2011, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 2,285,280 shares to our directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of our common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. We have a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At March 31, 2012, remaining options for 911,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the grant date using a Black-Scholes model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The historical volatility of our stock price over a specified period of time is used for the expected volatility assumption. We base the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. We elected to use the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at the midpoint. There were no options granted during the first quarter ended March 31, 2012.

The following is a summary of our stock option plan awards for the three months ended March 31, 2012:

			Weighted-Average
			Remaining	Aggregate	Weighted-Average
		Weighted-Average	Contractual	Intrinsic	Grant-Date
	Shares	Exercise Price	Term in Years	Value	Fair Value
	(Dollars in thousands, except share data)
Outstanding at January 1, 2012	1,373,524	$9.52	6.60	$94	$1.91
Granted	-	-	-	-	-
Exercised	-	-	-		-
Forfeited or expired	-	-	-		-
Outstanding at March 31, 2012	1,373,524	9.52	6.35	185	1.91

Expected to vest assuming a 3%
forfeiture rate over the vesting term	552,322	9.33	6.41	143

Exercisable at March 31, 2012	804,114	9.66	6.30	37

As of March 31, 2012, there was $675,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards amounting to 914,112 shares to our directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At March 31, 2012, remaining restricted

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

awards for 167,078 shares were available to be issued. Shares that have been repurchased totaled 304,094 and are held in trust until they are issued in connection with the agreement.

The following is a summary of changes in nonvested restricted stock awards for the three months ended March 31, 2012:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2012	310,494	$9.66
Granted	-	-
Vested	(6,400)	8.35
Forfeited	-	-
Nonvested at March 31, 2012	304,094	9.69

Expected to vest assuming a 3% forfeiture
rate over the vesting term	294,970

As of March 31, 2012, there was $2.1 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.6 years. The total fair value of shares that vested during both of the quarters ended March 31, 2012 and 2011 was $53,000.

Note 11 – Federal Income Taxes

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. At March 31, 2012, we considered positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings. We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset.  After reviewing and weighing these various factors, in 2010 we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential, resulting in no deferred tax asset at March 31, 2012.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12 – Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except share data)
Net income	$622	$1,434

Basic weighted-average common shares outstanding	17,601,687	17,488,842
Plus common stock options considered outstanding for
dilutive purposes (excludes antidilutive options)	14,965	33
Diluted weighted-average common shares outstanding	17,616,652	17,488,875

Basic earnings per share	$0.04	$0.08
Diluted earnings per share	$0.04	$0.08

Options to purchase an additional 1,323,524 shares of common stock at both March 31, 2012 and 2011 were not included in the computation of diluted earnings per share because their exercise price resulted in them being antidilutive.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements:

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believe,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be affected by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the FRB and our bank subsidiary by the FDIC, the DFI or other regulatory authorities, including the possibility that any such regulatory authority may initiate additional enforcement actions against the Company or the Bank to take additional corrective action and refrain from unsafe and unsound practices which also may require us, among other things, to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including the requirements and restrictions that have been imposed upon the Company under the memorandum of understanding with the FRB and the memorandum of understanding the Bank entered into with the FDIC and the DFI and the possibility that the Company and the Bank will be unable to fully comply with these informal enforcement actions which could result in the imposition of additional requirements or restrictions; our ability to pay dividends on our common stock; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Regulatory Items

On April 14, 2010, the OTS and members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement or Memorandum of Understanding (“MOU”), which is now enforced by the FRB as the successor to the OTS. Under the terms of the MOU, the Company agreed, among other things, to provide notice to and obtain a written non-objection from the FRB prior to the Company (a) declaring a dividend or redeeming any capital stock and (b) incurring, issuing, renewing or repurchasing any new debt.

On March 27, 2012, the Bank’s regulators the FDIC and the DFI terminated the Consent Order (“Order”) which became effective on September 24, 2010. In place of the Order, the Bank entered into an MOU, which is an informal regulatory action, with the FDIC and DFI. The Order was terminated as a result of the steps the Bank took in complying with the Order and reducing its level of classified assets, increasing earnings, augmenting management and improving the overall condition of the Bank.

The MOU with the Bank contains provisions concerning the management and directors of the Bank, interest rate risk, minimum capital levels, the allowance for loan and lease losses, lending and collection policies, policies concerning the Bank and its affiliates, restrictions on paying dividends and a requirement to furnish progress reports to the FDIC and DFI. A copy of the MOU with the Bank is attached to the Form 8-K that we filed with the SEC on April 2, 2012.

Overview

First Savings Bank is a community-based savings bank primarily serving King, and to a lesser extent, Pierce, Snohomish and Kitsap counties through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, business, consumer and construction/land development loans. Our current business strategy emphasizes one-to-four family residential, multifamily and commercial real estate lending.

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

Net income for the three months ended March 31, 2012 was $622,000, or $0.04 per diluted share, as compared to net income of $1.4 million, or $0.08 per diluted share for the three months ended March 31, 2011. The change in operating results in the first quarter of 2012, as compared to the first quarter of 2011 was primarily the result of a $910,000 decrease in net interest income, a $500,000 increase in the provision for loan losses to $1.7 million, a $315,000 decrease in noninterest income, primarily the result of a $317,000 decrease in net gains on sales of investments, a decrease of $961,000 in noninterest expense, primarily due to a decrease of $274,000 in net OREO related expenses, and decreases of $613,000 and $147,000 related to regulatory assessments and insurance and bond premiums, respectively, and a $48,000 increase in the provision for federal income taxes.

During the three months ended March 31, 2012, our total loan portfolio decreased $25.0 million, or 3.5% from December 31, 2011, primarily due to a $10.1 million, or 3.0% decrease in one-to-four family residential loans. In addition, our construction/land development loans decreased $5.6 million, or 22.1%, commercial real estate loans decreased $4.7 million, or 2.0%, and multifamily loans decreased $3.4 million, or 3.0%, all contributing to the overall decrease in our total loan portfolio.

The following table details the breakdown of the types of loans to our five largest borrowing relationships at March 31, 2012:

	One-to-Four Family		Commercial
	Residential		Real Estate	Construction/	Aggregate
	(Rental		(Rental	Land	Balance
Borrower (1)	Properties)	Multifamily	Properties)	Development	of Loans (2)
	(In thousands)
Real estate builder	$21,192	$-	$101	$4,995	$26,288
Real estate builder (3)	14,802	-	232	4,136	19,170
Real estate investor	-	-	18,146	-	18,146
Real estate investor	10,276	5,002	940	-	16,218
Real estate builder (4)	14,460	-	818	-	15,278
Total	$60,730	$5,002	$20,237	$9,131	$95,100
______________
(1)	The composition of borrowers represented in the table may change between periods.
(2)	Net of undisbursed funds.
(3)
Of this amount, impaired loans consisted of $13.3 million in performing one-to-four family residential loans, $4.1 million in nonperforming construction/land development loans and $100,000 in nonperforming one-to-four family residential loans.

(4)
Of this amount, impaired loans consisted of $12.1 million in performing one-to-four family residential loans, $818,000 in performing commercial real estate loans and $1.5 million in nonperforming one-to-four family residential loans.

These borrowers represent 13.6% of our loans, net of undisbursed funds, a decrease of $1.8 million from December 31, 2011. Of the three builders listed above, two are operating under restructured loan plans established by the Bank. As of March 31, 2012, they continue to perform in accordance with the terms of the plans. The remaining three borrowers were current on their loan payments at March 31, 2012. We monitor the performance of these borrowing relationships very closely due to the concentration risk they possess in relation to the entire loan portfolio.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. The following are our critical accounting policies.

Allowance for Loan and Lease Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, current economic conditions in our market area, borrowers’ ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. The specific allowance component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete (if any) and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ALLL. Such agencies may require management to make adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Our Board of Directors approves the provision for loan losses on a quarterly basis. The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the accounting estimate related to the ALLL is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio. The impact of an unexpected large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings. For additional information, see the section titled “We may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations,” within the section titled “Item 1A. Risk Factors” in our 2011 Form 10-K.

Valuation of OREO and Foreclosed Assets. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly the valuation of OREO is subject to significant external and internal judgment. If the carrying value of the loan at the date a property is transferred into OREO exceeds the value less estimated costs to sell, the excess is charged to the ALLL. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered valuation adjustments and are charged to noninterest expense in the Consolidated Statements of Income. Expenses from the maintenance and operations and any gains or losses from the sales of OREO are included in noninterest expense.

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

Other-Than-Temporary Impairments in the Market Value of Investments. Declines in the fair value of any available-for-sale or held to maturity investment below their cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the investment to that of fair value. A charge to earnings and an establishment of a new cost basis for the investment is made. Unrealized investment losses are evaluated at least quarterly to determine whether such declines should be considered other-than-temporary and therefore be subject to immediate loss recognition. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the investment security is below the carrying value primarily due to changes in interest rates and where there has not been significant deterioration in the financial condition of the issuer. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is other-than-temporary include ratings by recognized rating agencies; the extent and duration of an unrealized loss position; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

General. Total assets were $1.0 billion at March 31, 2012, a decrease of $22.1 million, or 2.1%, from December 31, 2011. Decreases in interest-bearing deposits of $8.0 million, net loans receivable of $22.6 million and $3.6 million in OREO were partially offset by increases in cash on hand and in banks of $566,000 and investment securities of $11.7 million. Total liabilities were $854.6 million at March 31, 2012, a decrease of $23.4 million, or 2.7%, from December 31, 2011. The decline in total liabilities was primarily the result of a decrease of $24.2 million in interest-bearing deposits, partially offset by a $2.0 million increase in advance payments from borrowers for taxes and insurance. Stockholders’ equity increased $1.4 million for the three months ended March 31, 2012, primarily due to net income of $622,000 and a $479,000 increase related to stock options and restricted stock awards.

Assets. Total assets were $1.0 billion at March 31, 2012, a decrease of $22.1 million, or 2.1% from $1.1 billion at December 31, 2011. The following table details the changes in the composition of our assets.

		Increase/	Percentage
	Balance at	(Decrease) from	Increase/
	March 31, 2012	December 31, 2011	(Decrease)
	(Dollars in thousands)

Cash on hand and in banks	$5,186	$566	12.3%
Interest-bearing deposits	152,177	(7,964)	(5.0)
Investments available-for-sale, at fair value	140,676	11,674	9.0
Loans receivable, net	680,737	(22,551)	(3.2)
Premises and equipment, net	18,702	(220)	(1.2)
FHLB stock, at cost	7,413	-	-
Accrued interest receivable	3,897	41	1.1
Federal income tax receivable	1,058	(2)	(0.2)
OREO	22,448	(3,596)	(13.8)
Prepaid expenses and other assets	5,028	(16)	(0.3)
Total assets	$1,037,322	$(22,068)	(2.1)

Interest-bearing deposits decreased $8.0 million to $152.2 million at March 31, 2012, from $160.1 million at December 31, 2011. Investments available-for-sale increased $11.7 million, or 9.0%, to $140.7 million at March 31, 2012, from $129.0 million at December 31, 2011. During the three months ended March 31, 2012, we sold $10.8 million of investments, primarily fixed-rate, mortgage-backed securities issued by Freddie Mac and Fannie Mae, to recognize $194,000 in net gains on these securities to support the Bank’s profitability in this low interest rate environment and to improve our interest rate risk position. The $11.0 million in proceeds received from the sale of these securities and from $37.0 million in loan repayments, $5.6 million in principal repayments on our investment portfolio and $5.4 million from OREO dispositions were utilized primarily to fund purchases of new investment securities and the decline in deposits, described below. We purchased $25.5 million of variable rate U.S. Government agency securities and $3.0 million of a Fannie Mae mortgage-backed investment during the three months ended March 31, 2012, to maintain our liquidity position and improve the Bank’s interest rate risk profile to position our securities portfolio to be more responsive to rising interest rates. Net loans receivable decreased $22.6 million, or 3.2%, to $680.7 million at March 31, 2012, from $703.3 million at December 31, 2011. This decrease in net loans resulted from loan repayments of $37.0 million, charge-offs of $3.7 million and transfers of loans into OREO of $1.8 million during the three months ended March 31, 2012, partially offset by loan originations of $17.5 million. All of our loan categories decreased during the three months ended March 31, 2012. OREO decreased $3.6 million, or 13.8%, to $22.5 million at March 31, 2012, from $26.0 million at December 31, 2011 as we continue to sell our inventory of foreclosed real estate.

Loan originations for the three months ended March 31, 2012 totaled $17.5 million and included the following loan breakdown: $8.8 million in commercial real estate; $4.0 million in construction/land development; $3.5 million in one-to-four family residential; $693,000 in consumer; $298,000 in business loans and $145,000 in multifamily.

Deposits. During the first three months of 2012, deposits decreased $24.6 million to $764.0 million at March 31, 2012. The following table details the changes in our deposits:

		Increase/	Percentage
	Balance at	(Decrease) from	Increase/
	March 31, 2012	December 31, 2011	(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$5,633	$(380)	(6.3)%
NOW	14,610	417	2.9
Statement savings	17,692	(92)	(0.5)
Money market	175,016	(5,615)	(3.1)
Certificates of deposit	551,097	(18,947)	(3.3)
	$764,048	$(24,617)	(3.1)

All of our deposit categories decreased except for NOW accounts, as compared to December 31, 2011. The decreases in certificates of deposit of $18.9 million and money market accounts of $5.6 million comprised the majority of the decrease in our deposits. The decrease in certificates of deposit was primarily the result of our strategic plan to continue to reduce our cost of funds through our pricing decisions designed to allow higher rate certificates of deposit to run-off. We also chose not to renew our public funds at maturity as they are more expensive to maintain due to additional Washington state collateralization requirements. The decline in public funds represented $4.5 million, or 23.8%, of the total decrease in certificates of deposit for the three months ended March 31, 2012. Public funds totaled $17.5 million at March 31, 2012. In addition, customers that were more rate sensitive chose other investment options which contributed to the decline in our deposit balances. We did not have any brokered deposits at March 31, 2012 or December 31, 2011.

Advances from the FHLB. Total FHLB advances were $83.1 million at March 31, 2012, unchanged from December 31, 2011.

Stockholders’ Equity. Total stockholders’ equity increased $1.4 million, or 0.8%, to $182.7 million at March 31, 2012, from $181.3 million at December 31, 2011. The increase was primarily the result of our net income of $622,000 and $479,000 of additional paid in capital related to stock options and restricted stock awards for the three months ended March 31, 2012.

Comparison of Operating Results for the Three months Ended March 31, 2012 and 2011.

General. Net income was $622,000 for the first quarter of 2012, a decrease of $812,000 from $1.4 million for the comparable quarter in the prior year. The decrease in net income reflected net decreases of $910,000 and $315,000 in net interest income and noninterest income, respectively, and increases in the provisions for loan losses and federal income taxes of $500,000 and $48,000, respectively. In addition, noninterest expense decreased $961,000.

Net Interest Income. Our net interest income for the quarter ended March 31, 2012, decreased $910,000 to $7.7 million, as compared to $8.6 million for the same quarter in 2011. A decrease of $1.6 million in interest expense was offset by a $2.5 million decrease in interest income. Average interest-earning assets decreased $123.4 million to $992.5 million for the three months ended March 31, 2012, from the same quarter in 2011. Average interest-bearing liabilities decreased $146.8 million to $853.5 million for the first quarter of 2012, compared to the first quarter of 2011. During the same period, our yield on interest-earning assets decreased 41 basis points while our cost of funds also decreased 41 basis points. Our interest rate spread for the quarter ended March 31, 2012 remained the same compared to the first quarter of 2011, at 2.88%. Our net interest margin for the first quarter of 2012 increased two basis points to 3.11% from 3.09% for the same quarter last year.

The following table sets forth the effects of changes in rates and volumes on our net interest income:

	Three Months Ended March 31, 2012
	Compared to March 31, 2011
	Increase (Decrease) Due to
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$52	$(2,008)	$(1,956)
Investments available-for-sale	(444)	(168)	(612)
Interest-bearing deposits with banks	-	21	21

Total net change in income on
interest-earning assets	(392)	(2,155)	(2,547)

Interest-bearing liabilities:
NOW	(3)	1	(2)
Statement savings	(16)	3	(13)
Money market	(207)	(25)	(232)
Certificates of deposit	(563)	(762)	(1,325)
Advances from the FHLB	(4)	(61)	(65)

Total net change in expense on
interest-bearing liabilities	(793)	(844)	(1,637)

Change in net interest income	$401	$(1,311)	$(910)

Interest Income. Total interest income for the first quarter of 2012 decreased $2.5 million, or 18.6%, to $11.2 million from $13.7 million as compared to the first quarter of 2011, primarily due to the $133.5 million, or 16.1% decrease in our average loan portfolio.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011		Increase/
	Average		Average		(Decrease) in
	Balance	Yield	Balance	Yield	Interest Income
	(Dollars in thousands)
Loans receivable, net	$693,437	6.04%	$826,918	6.01%	$(1,956)
Investments available-for-sale	136,234	1.74	158,367	3.04	(612)
Interest-bearing deposits	155,377	0.25	123,164	0.25	21
FHLB stock	7,413	-	7,413	-	-
Total interest-earning assets	$992,461	4.50%	$1,115,862	4.91%	$(2,547)

Interest income from loans decreased $2.0 million during the first three months of 2012, as compared to the same period in 2011. The primary reason for the decrease in interest income from loans was due to a $133.5 million decrease in the average balance of loans between periods, resulting in a $2.0 million decrease in interest income. Interest income on investments available-for-sale decreased $612,000 to $593,000 for the three months ended March 31, 2012, as compared to $1.2 million for the comparable period in 2011. The primary reason for the decrease in interest income from investments available-for-sale was due to our strategic plan to convert our investment portfolio to predominantly adjustable-rate securities to improve our interest rate risk profile.

Interest Expense. Total interest expense for the three months ended March 31, 2012 was $3.5 million, a decrease of $1.6 million compared to $5.1 million for the first quarter of 2011, primarily due to the $126.4 million decline in our average certificates of deposit and a 41 basis point reduction in our cost of funds.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011		Increase/
	Average		Average		(Decrease) in
	Balance	Cost	Balance	Cost	Interest Expense
	(Dollars in thousands)
NOW	$14,026	0.14%	$13,080	0.21%	$(2)
Statement savings	17,824	0.20	15,872	0.55	(13)
Money market	178,525	0.29	191,839	0.76	(232)
Certificates of deposit	560,094	2.00	686,485	2.40	(1,325)
Advances from the FHLB	83,066	2.46	93,066	2.48	(65)
Total interest-bearing liabilities	$853,535	1.62%	$1,000,342	2.03%	$(1,637)

Interest expense on our money market accounts decreased $232,000, primarily as a result of a decrease in the average cost of these funds of 47 basis points, or $207,000, to 0.29% from 0.76% for the first quarter of 2012, compared to the same quarter in 2011. The average cost of our certificates of deposit decreased 40 basis points, or $1.3 million, as compared to the first quarter of 2011, due to maturing certificates repricing to lower rates. The decline in interest expense was the result of a $126.4 million decrease in the average balance of certificates of deposit, resulting in a $762,000 reduction in interest expense and a $563,000 decrease in interest expense due to a decline in the cost of funds. Interest expense related to our FHLB advances decreased $65,000, primarily as a result of the decrease of $10.0 million in the average balance of our advances to $83.1 million, as compared to $93.1 million at March 31, 2011, resulting in a $61,000 reduction in interest expense. In addition, our cost of funds for these advances decreased 2 basis points to 2.46% from 2.48% for the first quarter of 2012, compared to the same quarter in 2011, decreasing interest expense by $4,000.

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

During the quarter ended March 31, 2012, management evaluated the adequacy of the ALLL and concluded that a provision of $1.7 million was required for the quarter, an increase of $500,000 compared to the same quarter in 2011. We have been very proactive in identifying our problem loans and implementing restructured loan plans. The $1.7 million provision for loan losses represents a $1.1 million increase from the fourth quarter of 2011. This increase was primarily the result of a $2.6 million loan charge-off related to one commercial real estate loan. The borrower was current on his payments at March 31, 2012; however the borrower lost tenants, which severely impacted cash flow from the property and the borrower’s ability to repay the loan. As a result, we reclassified this loan as impaired and nonperforming at March 31, 2012, and charged the loan down to its estimated fair value during the first quarter of 2012. Primarily as a result of this loan, nonperforming loans increased $2.7 million to $26.4 million at March 31, 2012, from $23.7 million at December 31, 2011.

We believe that the ALLL as of March 31, 2012 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The ALLL as a percent of nonperforming loans decreased to 56.2% at March 31, 2012, compared to the following at the dates indicated:

December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
69.9%	54.0%	44.8%	39.6%

The following table presents a breakdown of our nonperforming assets and as a percent of total assets at the dates indicated:

				Three Month	One Year
	March 31,	December 31,	March 31,	Increase/	Increase/
	2012	2011	2011	(Decrease)	(Decrease)
	(Dollars in thousands)
One-to-four family residential	$8,691	$9,808	$15,652	$(1,117)	$(6,961)
Multifamily	949	949	700	-	249
Commercial real estate	7,588	3,736	11,104	3,852	(3,516)
Construction/land development	8,991	9,199	23,485	(208)	(14,494)
Consumer	164	-	145	164	19
Total nonperforming loans	26,383	23,692	51,086	2,691	(24,703)
OREO	22,448	26,044	31,266	(3,596)	(8,818)
Total nonperforming assets	$48,831	$49,736	$82,352	$(905)	$(33,521)
Nonperforming assets as a
percent of total assets	4.7%	4.7%	7.0%

Nonperforming loans include loans to borrowers who are experiencing deteriorating financial conditions and there is doubt as to the ultimate recoverability of the full principal and interest due the Bank in accordance with the terms of the loan agreement. Nonperforming loans increased $2.7 million to $26.4 million at March 31, 2012, from $23.7 million at December 31, 2011. This increase was the result of $13.7 million of loans becoming nonperforming during the three months ended March 31, 2012, partially offset by $3.7 million in charge-offs, $5.5 million in short sales and $1.8 million of loans transferred to OREO.

The three largest nonperforming loans in the commercial real estate portfolio at March 31, 2012 consisted of a $4.6 million loan secured by a retail/office building located in Pierce County, a $925,000 loan secured by four individual rooming/dormitory-style homes located in Snohomish County and a $692,000 loan secured by a gas station/convenience store located in Thurston County.

The three largest nonperforming construction/land development loans at March 31, 2012 included a $4.0 million loan secured by 34 acres for a 251 unit residential development located in Whatcom County. The project consists of 77 detached condominium lots (single-family residences) and vacant land for 174 attached units (multifamily). All of the ground work has been completed and the property is ready for construction, although no vertical construction has taken place. The second largest nonperforming construction/land development loan is a $1.2 million loan secured by 55 finished lots for residential development, of which, 15 lots have been sold, located in Thurston County. The third largest nonperforming construction/land development loan totaled $1.1 million and is secured by 43 finished lots for residential development, of which, 18 lots have been sold, located in Kitsap County.

Nonperforming assets decreased for the eighth consecutive quarter. At their peak, nonperforming assets reached $166.4 million at March 31, 2010 decreasing to $48.8 million at March 31, 2012, representing a $117.6 million, or 70.7% decrease.

The following table presents a breakdown of our TDRs:

				Three Month	One Year
	March 31,	December 31,	March 31,	Increase/	Increase/
	2012	2011	2011	(Decrease)	(Decrease)
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$2,999	$3,994	$3,946	$(995)	$(947)
Commercial real estate	462	902	3,400	(440)	(2,938)
Construction/land development	183	183	4,003	-	(3,820)
Total nonperforming TDRs	3,644	5,079	11,349	(1,435)	(7,705)

Performing TDRs:
One-to-four family residential	51,643	52,768	52,805	(1,125)	(1,162)
Multifamily	2,496	2,504	2,508	(8)	(12)
Commercial real estate	11,347	10,883	10,422	464	925
Consumer	70	70	70	-	-
Total performing TDRs	65,556	66,225	65,805	(669)	(249)
Total TDRs	$69,200	$71,304	$77,154	$(2,104)	$(7,954)

Our TDRs decreased $8.0 million, or 10.3%, to $69.2 million at March 31, 2012, as compared to $77.2 million at March 31, 2011 and decreased $2.1 million, or 2.9%, from December 31, 2011. During the first three months of 2012, we added $496,000 of new performing TDRs and transferred $1.6 million of nonperforming TDRs to OREO while $514,000 of TDRs were paid-off, with the remaining activity relating to principal payments and charge-offs.

As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included lowering the interest rate on the loan for a period of time and/or extending the maturity date of the loan or allowing interest only payments for a period of time. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is in the Bank’s best interest. Of the $69.2 million in TDRs at March 31, 2012, $65.6 million were classified as performing and $3.6 million were not performing according to their restructured terms.

The largest TDR relationship at March 31, 2012 was $13.4 million, which included both construction/land development loans as well as one-to-four family residential loans secured by rental properties located in King, Kitsap, Pierce and Thurston counties. At March 31, 2012, there were no undisbursed funds available to this borrower in connection with these TDRs.

The following table presents a breakdown of our OREO by county and number of properties at March 31, 2012:

	County					Number of	Percent of
	King	Pierce	Kitsap	All Other	Total	Properties	Total OREO
(Dollars in thousands)
OREO:
One-to-four family residential	$3,038	$2,712	$215	$236	$6,201	33	27.6%
Commercial real estate	2,717	5,392	1,202	382	9,693	32	43.2
Construction/land development	1,390	4,129	202	833	6,554	21	29.2
Total OREO	$7,145	$12,233	$1,619	$1,451	$22,448	86	100.0%

The following table presents a breakdown of our OREO activity:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Beginning balance	$26,044	$30,102
Loans transferred to OREO	1,846	10,277
Capitalized improvements	-	88
Dispositions of OREO	(5,132)	(8,573)
Market value adjustments	(310)	(628)
Ending balance	$22,448	$31,266

We sold $5.1 million of OREO during the first quarter of 2012, which was comprised of 25 properties and generated a net gain of $221,000. OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. OREO at March 31, 2012 consisted of $9.7 million in commercial real estate properties, $6.5 million in construction/land development projects and $6.2 million in one-to-four family residential homes.

The three largest OREO properties at March 31, 2012 were a residential development with 45 completed lots valued at $1.5 million, an office/retail building valued at $1.3 million, with both properties located in Pierce County, and an office/retail building valued at $1.2 million located in King County.

During the remainder of 2012, we currently intend to focus our efforts on converting nonperforming loans to OREO through foreclosure or deeds in lieu of foreclosure and selling the properties. By taking ownership of these properties, we can convert nonearning assets into earning assets on a more timely basis.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of undisbursed funds.

	At or For the Three Months
	Ended March 31,
	2012	2011
	(Dollars in thousands)
Provision for loan losses	$1,700	$1,200
Charge-offs	3,699	3,675
Recoveries	272	191
ALLL	14,832	20,250
ALLL as a percent of total loans	2.13%	2.47%
ALLL as a percent of nonperforming loans	56.22	39.64
Total nonperforming loans	$26,383	$51,086
Nonperforming loans as a percent of total loans	3.78%	6.24%
Total loans receivable	$697,357	$818,799
Total loans originated	17,492	5,772

Noninterest Income. Noninterest income decreased $315,000 to $281,000 for the first quarter of 2012, from $596,000 for the same quarter in 2011.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months	Increase/	Percentage
	Ended	(Decrease) from	Increase/
	March 31, 2012	March 31, 2011	(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$16	$(2)	(11.1)%
Loan service fees	30	(29)	(49.2)
Gain on sale of investments	194	(317)	(62.0)
Servicing rights, net	(10)	8	(44.4)
Other	51	25	96.2
Total noninterest income	$281	$(315)	(52.9)

The decrease in noninterest income for the three months ended March 31, 2012, compared to the same period in 2011, was primarily due to lower net gains on the sales of fixed-rate, mortgage-backed securities during the first quarter of 2012.

        Noninterest Expense. Noninterest expense decreased $961,000 to $5.6 million for the first quarter of 2012, from $6.6 million for the same quarter in 2011.

The following table provides the detail of the changes in noninterest expense:

	Three Months	Increase/	Percentage
	Ended	(Decrease) from	Increase/
	March 31, 2012	March 31, 2011	(Decrease)
	(Dollars in thousands)
Compensation and benefits	$3,427	$138	4.2%
Occupancy and equipment	405	3	0.7
Professional fees	473	(7)	(1.5)
Data processing	181	(28)	(13.4)
Loss (gain) on sale of OREO property, net	(221)	405	(64.7)
OREO market value adjustments	310	(318)	(50.6)
OREO related expenses, net	489	(361)	(42.5)
Regulatory assessments	97	(613)	(86.3)
Insurance/bond premiums	100	(147)	(59.5)
Marketing	52	(9)	(14.8)
Other general and administrative	308	(24)	(7.2)
Total noninterest expense	$5,621	$(961)	(14.6)

The decrease in noninterest expense for the three months ended March 31, 2012, compared to the same period in 2011, was primarily a result of decreases in net OREO related expenses of $274,000 to $578,000, and decreases of $613,000 and $147,000, respectively, in regulatory assessments and insurance/bond premiums related to the improvement in the Bank’s overall financial condition as demonstrated by the termination of the Order during the first quarter of 2012.

Federal Income Tax Expense. We recorded a $48,000 federal income tax provision for the quarter ended March 31, 2012, as we were unable to fully utilize our tax benefits from net operating loss carryforwards to offset the required tax provision as a result of our being subject to the alternative minimum tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At March 31, 2012, we had an alternative minimum tax credit carryforward totaling $1.5 million and the remaining net operating loss carryforward totaled $31.6 million.

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

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At March 31, 2012, certificates of deposit scheduled to mature in one year or less totaled $288.6 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

While our primary source of funds is our deposits, when deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to advances from the FHLB, wholesale funding, federal funds purchased, dealer repurchase agreements and other short-term alternatives as permissible by regulation. At March 31, 2012, the Bank maintained credit facilities with the FHLB totaling $262.4 million with an outstanding balance of $83.1 million. At March 31, 2012, we also had available a $10.0 million credit facility with another financial institution, with no balance outstanding. For additional information see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability until the instrument is exercised. At March 31, 2012, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at March 31, 2012.

		Amount of Commitment Expiration - Per Period
			After One	After Three
	Total Amounts	Through	Through	Through	After
	Committed	One Year	Three Years	Five Years	Five Years
	(In thousands)
Commitments to originate loans	$2,028	$2,028	$-	$-	$-
Unused portion of lines of credit	9,044	362	3,360	344	4,978
Undisbursed portion of construction loans	598	598	-	-	-
Total commitments	$11,670	$2,988	$3,360	$344	$4,978

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

Capital

At March 31, 2012, stockholders’ equity totaled $182.7 million, or 17.6%, of total assets. Our book value per share of common stock was $9.71 as of March 31, 2012, as compared to $9.64 as of December 31, 2011. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” institution in accordance with regulatory standards. As of March 31, 2012, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank only were as follows at March 31, 2012: Tier 1 leverage capital 14.28%; Tier 1 risk-based capital 24.36%; and Total risk-based capital 25.62%. The regulatory capital requirements to be considered well capitalized are 10%, 6% and 5%, respectively. The Bank met the financial ratios for “well-capitalized” status at March 31, 2012. In addition, at March 31, 2012, First Financial Northwest, the parent company of the Bank, had $19.6 million of available cash to potentially increase its investment in the Bank.

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

Our income simulation model examines changes in net interest income in which interest rates are assumed to remain at their base level, gradually increase by 100, 200 and 300 basis points over a 12-month period, or decline assuming a gradual 100 basis point reduction in rates. Reductions of rates by 200 and 300 basis points were not reported due to the very low current rate environment and the unlikely nature of rates declining further. Based on information as of March 31, 2012, our model indicated that net interest income over the next 12 months would grow in the increasing rate scenarios of 100, 200 and 300 basis points but would decrease in a declining 100 basis point scenario.

Our net interest income increases in all three rising rate scenarios. Interest income increases due to our current level of liquidity, which is mainly interest-bearing deposits we hold in other banks and variable rate investment securities. As interest rates rise these investments reprice to reflect higher yields and higher interest income. Our loan portfolio is comprised predominately of fixed-rate products so changing interest rates have minimal affect on interest income earned from our loan portfolio. Interest expense rises in the increasing 300 rate scenario, but declines in the increasing 100 and 200 basis point scenarios, primarily due to the immediate impact of rising rates on our money market deposits and the deferred maturity-driven impact on our existing, higher-cost certificates of deposit. If rates were to gradually increase 100 basis points over the next 12 months the weighted-average cost for renewed certificates of deposit would be approximately 1.40%. The current cost of these maturing certificates of deposit is 1.77%. We also receive a benefit from the sensitivity of our interest-bearing deposit liabilities, as the cost of these products does not increase at the same rate that prevailing interest rates increase.

In a declining interest rate environment of 100 basis points, net interest income decreases as reductions in interest income outweigh declines in interest expense. In this rate environment our interest-bearing deposits in other banks reprice to lower yields from the current yield of 25 basis points and interest earned on our investment portfolio decreases due to prepayments and declining yield on the portfolio’s adjustable-rate component. Interest income from our loan portfolio declines significantly as a result of increases in simulated prepayments of principal. Our interest expense declines as core deposits and maturing certificates of deposit reprice downwards. The weighted-average cost for renewed certificates of deposit declines to approximately 0.42%, a decrease of 135 basis points compared to the current cost of 1.77%.

During the first quarter of 2012, we completed several transactions to improve the Bank’s interest rate risk profile. We sold $10.8 million of primarily long-term, fixed-rate, mortgaged-backed securities and purchased $25.5 million of variable rate investments. Together these actions resulted in a significant increase in the level of interest sensitive assets on our balance sheet. These transactions are part of our overall strategy to convert our investments to a more interest rate sensitive portfolio and to protect against the interest rate risk from our predominately fixed-rate loan portfolio in anticipation of a rising interest rate environment. Model results reflecting these shifts in interest sensitive assets are included in the table below:

Net Interest Income Change at
March 31, 2012
Basis Point Change in Rates		% Increase/ (Decrease)
	+300	8.37%
	+200	6.49
	+100	4.27
	Base	1.27
	(100)	(0.73)
(1)	(200)	N/A
(1)	(300)	N/A
____________
(1)	The current federal funds rate is 0.25%, making a 200 or 300 basis point decrease in rates impossible.

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

The rising and falling interest rate scenarios indicate that, if customer loan and deposit preferences do not change in response to further movements of the yield curve, a parallel 300, 200 or 100 basis points increase in rates over a 12-month period will result in a positive change in our net interest income.

Economic Value of Equity (EVE) Simulation Model Results

The following table illustrates the change in the net portfolio value at March 31, 2012 that would occur in the event of an immediate change in interest rates equally across all maturities. The simulation model results are reported quarterly and are predicated upon a stable balance sheet, with no growth or change in asset or liability mix. Although the net portfolio value measurement provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

The EVE analysis goes beyond simulating net interest income for a specified period to estimating the present value of all financial instruments in our portfolio and analyzing how the economic value of the portfolio would be affected by various alternative interest rate scenarios. The portfolio’s economic value is calculated by generating principal and interest cash flows for the entire life of all assets and liabilities and discounting these cash flows back to their present values. The assumed discount rate used for each projected cash flow is based on a current market rate, such as a FHLB or U.S. Treasury curve and from alternative instruments of comparable risk and duration.

Basis Point					Net Portfolio as % of		Market
Change in		Net Portfolio Value (2)			Portfolio Value of Assets		Value of
Rates (1)		Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	Assets (6)
		(Dollars in thousands)
+300		$172,769	$(44,936)	(20.64)%	17.17%	(4.16)%	$1,006,164
+200		189,113	(28,592)	(13.13)	18.28	(2.65)	1,034,341
+100		204,092	(13,613)	(6.25)	19.27	(1.26)	1,058,910
Base		217,705	-	-	20.16	-	1,079,870
(100)		229,953	12,248	5.63	20.96	1.13	1,097,221
(200)	(1)	N/A	N/A	N/A	N/A	N/A	N/A
(300)	(1)	N/A	N/A	N/A	N/A	N/A	N/A
___________
(1)	The current federal funds rate is 0.25%, making a 200 and 300 basis point drop impossible.
(2)	The net portfolio value is the difference between the present value of the discounted cash flows of assets and liabilities and represents the market value of the Company's equity for any given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.
(3)	The increase or decrease in the estimated net portfolio value at the indicated interest rates compared to the net portfolio value, assuming no change in interest rates.
(4)	Net portfolio value divided by the market value of assets.
(5)	The increase or decrease in the net portfolio value divided by the market value of assets.
(6)	The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

In the simulated upward rate shift of the yield curve, the discount rates used to calculate the present value of assets and liabilities will increase, causing the present values of fixed-rate assets to decline and fixed-rate liabilities to increase. Our EVE simulation model results as of March 31, 2012 indicated that if rates increased 100, 200 or 300 basis points the market value of our assets would decrease. This decrease is largely because of the fixed-rate nature of our loan portfolio. The fair value of our equity would also decrease under all three rising rate shift scenarios. The opposite occurs if rates were to decline. The discount rates used to calculate the present value of assets and liabilities will decrease, causing the present value of fixed-rate assets to increase and fixed-rate liabilities to decrease. If rates were to decrease by 100 basis points, the market value of our assets would increase and the fair value of equity would increase.

If interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth previously. Changes in U.S. Treasury rates in the designated amounts accompanied by changes in the shape of the U.S. Treasury yield curve could cause changes to the net portfolio value and net interest income other than those indicated previously.

At March 31, 2012, we had no derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be one of our primary risks as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended March 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

From time to time, we are engaged in legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of equity securities in the first quarter of 2012.

The stock repurchase plan approved by the Board of Directors on February 18, 2009 expired during February 2012. There were 294,400 shares remaining to be purchased under the plan. Any future repurchases of stock would require regulatory approval as required by the MOU.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4	Form of stock certificate of First Financial Northwest (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (3)
10.7	2008 Equity Incentive Plan (4)
10.8	Forms of incentive and non-qualified stock option award agreements (5)
10.9	Form of restricted stock award agreement (5)
14	Code of Business Conduct and Ethics (6)
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

______________
(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143549).
(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.
(3)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(4)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.
(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.
(6)	Registrant elects to satisfy Regulation S-K §229.406 (c) by posting its code of ethics on its website at www.fsbnw.com.

*Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Northwest, Inc.
Date: May 10, 2012	/s/ Victor Karpiak
Victor Karpiak Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	/s/ Kari Stenslie
Kari Stenslie Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Income; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section.