Form 10-Q
period 2012-06-30
First Financial Northwest, Inc.
filed 2012-08-07
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2012

or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-33652

FIRST FINANCIAL NORTHWEST, INC.

(Exact name of registrant as specified in its charter)

Washington	__ 26-0610707___
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Wells Avenue South, Renton, Washington _	98057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	____(425) 255-4400___

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 3, 2012, 18,805,168 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

Item 1. Financial Statements

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

	June 30,	December 31,
Assets	2012	2011

Cash on hand and in banks	$4,670	$4,620
Interest-bearing deposits	155,327	160,141
Investments available-for-sale, at fair value	130,483	129,002
Loans receivable, net of allowance of $14,450 and $16,559	649,965	703,288
Premises and equipment, net	18,448	18,922
Federal Home Loan Bank stock, at cost	7,413	7,413
Accrued interest receivable	3,665	3,856
Federal income tax receivable	1,072	1,060
Deferred tax assets	1,000	-
Other real estate owned ("OREO")	22,206	26,044
Prepaid expenses and other assets	4,429	5,044
Total assets	$998,678	$1,059,390

Liabilities and Stockholders' Equity

Interest-bearing deposits	$719,035	$782,652
Noninterest-bearing deposits	5,828	6,013
Advances from the Federal Home Loan Bank	83,066	83,066
Advance payments from borrowers for taxes and insurance	2,459	2,093
Accrued interest payable	180	184
Other liabilities	3,938	4,062
Total liabilities	814,506	878,070

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares,
no shares issued or outstanding	-	-
Common stock, $0.01 par value; authorized 90,000,000 shares;
issued and outstanding 18,805,168 shares at June 30, 2012
and December 31, 2011	188	188
Additional paid-in capital	189,602	188,816
Retained earnings, substantially restricted	5,930	3,937
Accumulated other comprehensive income, net of tax	20	511
Unearned Employee Stock Ownership Plan ("ESOP") shares	(11,568)	(12,132)
Total stockholders' equity	184,172	181,320
Total liabilities and stockholders' equity	$998,678	$1,059,390

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$9,802	$11,891	$20,274	$24,319
Investments available-for-sale	500	1,262	1,093	2,467
Interest-bearing deposits	97	94	194	170
Total interest income	$10,399	$13,247	$21,561	$26,956
Interest expense
Deposits	2,627	4,220	5,568	8,733
Federal Home Loan Bank advances	511	583	1,022	1,159
Total interest expense	$3,138	$4,803	$6,590	$9,892
Net interest income	7,261	8,444	14,971	17,064
Provision for loan losses	650	1,600	2,350	2,800
Net interest income after provision for loan losses	$6,611	$6,844	$12,621	$14,264
Noninterest income
Net gain on sale of investments	94	751	288	1,262
Other	236	75	323	160
Total noninterest income	$330	$826	$611	$1,422

Noninterest expense
Compensation and employee benefits	3,451	3,214	6,878	6,503
Occupancy and equipment	395	395	800	797
Professional fees	468	502	941	982
Data processing	185	183	366	392
Gain on sale of OREO property, net	(128)	(508)	(349)	(1,134)
OREO market value adjustments	235	289	545	917
OREO related expenses, net	446	986	935	1,836
Regulatory assessments	314	612	411	1,322
Insurance and bond premiums	100	248	200	495
Proxy contest and related litigation	604	-	604	-
Marketing	61	50	113	111
Other general and administrative	438	441	746	773
Total noninterest expense	$6,569	$6,412	$12,190	$12,994
Income before federal income tax benefit	372	1,258	1,042	2,692
Federal income tax benefit	(999)	-	(951)	-
Net income	$1,371	$1,258	$1,993	$2,692

Basic earnings per share	$0.08	$0.07	$0.11	$0.15
Diluted earnings per share	$0.08	$0.07	$0.11	$0.15

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Income	$1,371	$1,258	$1,993	$2,692

Other comprehensive income, before tax
Unrealized holding gains (losses) on available-for-sale securities	(455)	1,592	(203)	1,658
Reclassification adjustment for net gains realized in income	(94)	(751)	(288)	(1,262)
Other comprehensive income (loss), before tax	(549)	841	(491)	396
Income tax benefit related to items of other comprehensive income	-	-	-	(430)
Other comprehensive income (loss), net of tax	$(549)	$841	$(491)	$826
Total comprehensive income	$822	$2,099	$1,502	$3,518

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2012
(Dollars in thousands, except share data)
(unaudited)

					Accumulated
					Other
			Additional		Comprehensive	Unearned	Total
		Common	Paid-in	Retained	Income,	ESOP	Stockholders'
	Shares	Stock	Capital	Earnings	Net of Tax	Shares	Equity
Balances at December 31, 2011	18,805,168	$188	$188,816	$3,937	$511	$(12,132)	$181,320
Comprehensive income:
Net income	-	-	-	1,993	-	-	1,993
Change in fair value of investments
available-for-sale	-	-	-	-	(491)	-	(491)
Total comprehensive income							1,502
Compensation related to stock options
and restricted stock awards	-	-	932	-	-	-	932
Allocation of 56,426 ESOP shares	-	-	(146)	-	-	564	418
Balances at June 30, 2012	18,805,168	$188	$189,602	$5,930	$20	$(11,568)	$184,172

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,993	$2,692
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,350	2,800
OREO market value adjustments	545	917
Gain on sale of OREO property, net	(349)	(1,134)
Depreciation of premises and equipment	524	532
Net amortization of premiums and discounts on investments	884	1,275
ESOP expense	418	307
Compensation expense related to stock options and restricted stock awards	932	950
Net realized gain on investments available-for-sale	(288)	(1,262)
Loss from disposal of premises and equipment	6	-
Deferred federal income taxes	(998)	430
Changes in operating assets and liabilities:
Prepaid expenses and other assets	615	1,182
Federal income tax receivable	(12)	(430)
Accrued interest receivable	191	554
Accrued interest payable	(4)	3
Other liabilities	(124)	(79)
Net cash provided by operating activities	$6,683	$8,737

Cash flows from investing activities:
Proceeds from sales or calls of investments	23,199	31,035
Capitalized improvements in OREO	-	(90)
Proceeds from sales of OREO properties	11,664	20,380
Principal repayments on investments	11,023	17,570
Purchases of investments	(36,792)	(25,451)
Net decrease in loans receivable	42,951	85,072
Purchases of premises and equipment	(56)	(31)
Net cash provided by investing activities	$51,989	$128,485

Balance, carried forward	$58,672	$137,222

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2012	2011
Balance, brought forward	$58,672	$137,222
Cash flows from financing activities:
Net decrease in deposits	(63,802)	(46,529)
Advances from the Federal Home Loan Bank	110	-
Repayments of advances from the Federal Home Loan Bank	(110)	-
Net increase (decrease) in advance payments from borrowers for taxes and insurance	366	(308)
Net cash used by financing activities	$(63,436)	$(46,837)

Net increase (decrease) in cash	(4,764)	90,385
Cash and cash equivalents:
Beginning of period	164,761	98,427
End of period	$159,997	$188,812

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,594	$9,889
Federal income taxes	$60	$-
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan losses, transferred to OREO	$8,022	$15,950

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

Note 2 – Regulatory Items

On April 14, 2010, the Office of Thrift Supervision (“OTS”) and members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement or Memorandum of Understanding (“MOU”), which is now enforced by the FRB, the successor to the OTS as the regulator of the holding company. Under the terms of the MOU, the Company agreed, among other things, to provide notice to and obtain a written non-objection from the FRB prior to the Company (a) declaring a dividend or redeeming any capital stock and (b) incurring, issuing, renewing or repurchasing any new debt.

On March 27, 2012, the Bank’s regulators, the FDIC and the DFI terminated the Consent Order (“Order”) which became effective on September 24, 2010. In place of the Order, the Bank entered into an MOU, which is an informal regulatory action with the FDIC and DFI. The Order was terminated as a result of the steps the Bank took in complying with the Order and reducing its level of classified assets, increasing earnings, augmenting management and improving the overall condition of the Bank.

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

Note 3 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and six months

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the ALLL, the valuation of other real estate owned (“OREO”) and the underlying collateral of loans in the process of foreclosure, deferred tax assets and the fair value of financial instruments.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 4 – Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. The provisions of ASU No. 2011-03 were effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date and early adoption was not permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). The update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 were effective for the Company’s reporting period beginning after December 15, 2011 and were applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 were effective for the Company’s reporting periods beginning after December 15, 2011 and were applied retrospectively. Early adoption was permitted and there were no required transition disclosures. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (“ASU 2011-12”). This ASU defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 was issued in order to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the issuance of ASU 2011-05. ASU 2011-12 was effective for the Company’s financial statements for annual and interim periods beginning after December 31, 2011, and was applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-2, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-2”). This ASU states that an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount, in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Under guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 5 – Investments

Investment securities available-for-sale are summarized as follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$40,956	$993	$(36)	$41,913
Freddie Mac	17,835	392	(37)	18,190
Ginnie Mae	6,025	59	-	6,084
Municipal bonds	2,050	26	(284)	1,792
U.S. Government sponsored entities and agencies	62,809	23	(328)	62,504
Total	$129,675	$1,493	$(685)	$130,483

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$50,981	$1,182	$-	$52,163
Freddie Mac	19,285	560	-	19,845
Ginnie Mae	7,416	79	-	7,495
Municipal bonds	2,085	32	(270)	1,847
U.S. Government sponsored entities and agencies	47,934	2	(284)	47,652
Total	$127,701	$1,855	$(554)	$129,002

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	June 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$9,987	$(36)	$-	$-	$9,987	$(36)
Freddie Mac	3,153	(37)	-	-	3,153	(37)
Municipal bonds	-	-	1,122	(284)	1,122	(284)
U.S Government sponsored
entities and agencies	50,371	(328)	-	-	50,371	(328)
Total	$63,511	$(401)	$1,122	$(284)	$64,633	$(685)

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Municipal bonds	$-	$-	$1,137	$(270)	$1,137	$(270)
U.S. Government sponsored
entities and agencies	45,039	(284)	-	-	45,039	(284)
Total	$45,039	$(284)	$1,137	$(270)	$46,176	$(554)

At June 30, 2012, we had one security with a gross unrealized loss totaling $284,000 with a fair value totaling $1.1 million that had an unrealized loss for greater than one year. At December 31, 2011, this same security had a gross unrealized loss totaling $270,000 with a fair value totaling $1.1 million that had an unrealized loss for greater than one year. We reviewed the financial condition of the entity underlying this security at both June 30, 2012 and December 31, 2011, and determined an other-than-temporary impairment (“OTTI”) was not warranted.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an OTTI are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on our Consolidated Income Statements. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For the three and six months ended June 30, 2012 and 2011, we did not have any OTTI losses on investments.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The amortized cost and estimated fair value of investments available-for-sale at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Due after one year through five years	$50,053	$49,841
Due after five years through ten years	816	829
Due after ten years	13,990	13,626
	64,859	64,296
Mortgage-backed investments	64,816	66,187
Total	$129,675	$130,483

Under Washington state law, in order to participate in the public funds program we are required to pledge as collateral an amount equal to 100% of the public deposits we hold in the form of eligible securities. Investments with a market value of $25.2 million and $31.8 million were pledged as collateral for public deposits at June 30, 2012 and December 31, 2011, respectively, both of which exceeded collateral requirements established by the Washington Public Deposit Protection Commission.

We sold $12.1 million and $20.6 million of investments during the three months ended June 30, 2012 and 2011, respectively, resulting in gross gains of $100,000 and $751,000, respectively. For the six months ended June 30, 2012 and 2011, we sold $22.9 million and $29.8 million of investments, respectively, resulting in gross gains of $294,000 and $1.3 million, respectively.

For both the three and six months ended June 30, 2012, there were $6,000 of gross losses on sales of securities and no gross losses for the same periods in 2011.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 6 - Loans Receivable

Loans receivable are summarized as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
One-to-four family residential: (1)	$318,377	$335,412

Multifamily:
Permanent	104,431	110,148
Construction	-	3,526
	104,431	113,674
Commercial real estate:
Permanent	196,346	218,032
Construction	12,500	12,500
Land	1,852	1,811
	210,698	232,343
Construction/land development (2):
One-to-four family residential	1,301	6,194
Multifamily	806	855
Commercial	680	1,104
Land development	15,728	16,990
	18,515	25,143

Business	3,627	3,909
Consumer	11,328	12,499
Total loans	666,976	722,980
Less:
Loans in process	845	1,372
Deferred loan fees, net	1,716	1,761
ALLL	14,450	16,559
Loans receivable, net	$649,965	$703,288

(1)	Includes $143.9 million and $147.4 million of non-owner occupied loans at June 30, 2012 and December 31, 2011, respectively.
(2)	Excludes construction loans that will convert to permanent loans. We consider these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. As a result, at June 30, 2012, we had $12.5 million, or 5.9% of our total commercial real estate portfolio and no multifamily loans in these "rollover" type of loans. At December 31, 2011, we had $12.5 milllion, or 5.4% of our total commercial real estate portfolio and $3.5 million, or 3.1% of our total multifamily loan portfolio in these "rollover" type of loans. At June 30, 2012 and December 31, 2011, $1.9 million and $1.8 million, respectively, of commercial real estate land loans were not included in the construction/land development category because we classify our buildable lots where we do not intend to finance the construction as commercial real estate land loans.

At June 30, 2012 and December 31, 2011, there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following tables represent a summary of our ALLL and loan portfolio by loan type and impairment method:

	At or For the Three Months Ended June 30, 2012
	One-to-Four			Construction/
	Family		Commercial	Land
	Residential	Multifamily	Real Estate	Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$5,813	$2,357	$5,675	$724	$35	$228	$14,832
Charge-offs	(619)	(153)	(482)	(95)	-	-	(1,349)
Recoveries	12	-	301	2	-	2	317
Provision	760	(180)	140	(64)	-	(6)	650
Ending balance	$5,966	$2,024	$5,634	$567	$35	$224	$14,450

General reserve	$5,349	$2,024	$5,430	$567	$35	$224	$13,629
Specific reserve	$617	$-	$204	$-	$-	$-	$821

Loans: (1)
Total Loans	$318,377	$104,431	$210,698	$17,670	$3,627	$11,328	$666,131
General reserve (2)	$259,572	$101,145	$196,414	$8,939	$3,627	$11,046	$580,743
Specific reserve (3)	$58,805	$3,286	$14,284	$8,731	$-	$282	$85,388

(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Six Months Ended June 30, 2012
	One-to-Four			Construction/
	Family		Commercial	Land
	Residential	Multifamily	Real Estate	Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$5,756	$950	$6,846	$2,503	$154	$350	$16,559
Charge-offs	(1,337)	(153)	(3,096)	(169)	-	(293)	(5,048)
Recoveries	12	-	472	102	-	3	589
Provision	1,535	1,227	1,412	(1,869)	(119)	164	2,350
Ending balance	$5,966	$2,024	$5,634	$567	$35	$224	$14,450

General reserve	$5,349	$2,024	$5,430	$567	$35	$224	$13,629
Specific reserve	$617	$-	$204	$-	$-	$-	$821

Loans: (1)
Total Loans	$318,377	$104,431	$210,698	$17,670	$3,627	$11,328	$666,131
General reserve (2)	$259,572	$101,145	$196,414	$8,939	$3,627	$11,046	$580,743
Specific reserve (3)	$58,805	$3,286	$14,284	$8,731	$-	$282	$85,388

(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	At or For the Three Months Ended June 30, 2011
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

Loans: (1)
Total Loans	$359,810	$120,023	$243,393	$32,597	$1,819	$13,971	$771,613
General reserve (2)	$293,165	$116,865	$225,094	$16,918	$1,819	$13,856	$667,717
Specific reserve (3)	$66,645	$3,158	$18,299	$15,679	$-	$115	$103,896

(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Six Months Ended June 30, 2011
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

Loans: (1)
Total Loans	$359,810	$120,023	$243,393	$32,597	$1,819	$13,971	$771,613
General reserve (2)	$293,165	$116,865	$225,094	$16,918	$1,819	$13,856	$667,717
Specific reserve (3)	$66,645	$3,158	$18,299	$15,679	$-	$115	$103,896

(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

Nonperforming loans, net of undisbursed funds, were $22.6 million and $23.7 million at June 30, 2012 and December 31, 2011, respectively. Foregone interest on nonaccrual loans for the three and six months ended June 30, 2012 was $365,000 and $776,000, respectively. Foregone interest for the same periods in 2011 was $674,000 and $1.9 million, respectively.

There were no loans committed to be advanced in connection with impaired loans at June 30, 2012. At December 31, 2011, $36,000 was committed to be advanced in connection with impaired loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following tables present a summary of loans individually evaluated for impairment by the type of loan:

	June 30, 2012
		Unpaid
	Recorded	Principal	Related
	Investment (1)	Balance (2)	Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$8,131	$8,954	$-
Non-owner occupied	36,954	37,657	-
Multifamily	3,286	3,443	-
Commercial real estate	8,565	11,575	-
Construction/land development	8,731	14,311	-
Consumer	282	558	-
Total	65,949	76,498	-

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,251	4,413	188
Non-owner occupied	9,469	9,659	429
Commercial real estate	5,719	5,719	204
Total	19,439	19,791	821

Total impaired loans:
One-to-four family residential:
Owner occupied	12,382	13,367	188
Non-owner occupied	46,423	47,316	429
Multifamily	3,286	3,443	-
Commercial real estate	14,284	17,294	204
Construction/land development	8,731	14,311	-
Consumer	282	558	-
Total	$85,388	$96,289	$821
__________
(1)	Represents the loan balance less charge-offs.
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
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$8,405	$63	$8,272	$112
Non-owner occupied	37,603	526	38,537	1,057
Multifamily	3,366	49	3,395	91
Commercial real estate	12,597	23	12,666	180
Construction/land development	8,861	-	8,974	-
Consumer	258	1	195	2
Total	71,090	662	72,039	1,442

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,251	45	4,363	90
Non-owner occupied	9,310	99	9,399	212
Commercial real estate	4,012	69	3,280	139
Total	17,573	213	17,042	441

Total impaired loans:
One-to-four family residential:
Owner occupied	12,656	108	12,635	202
Non-owner occupied	46,913	625	47,936	1,269
Multifamily	3,366	49	3,395	91
Commercial real estate	16,609	92	15,946	319
Construction/land development	8,861	-	8,974	-
Consumer	258	1	195	2
Total	$88,663	$875	$89,081	$1,883

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$6,091	$46	$5,948	$86
Non-owner occupied	43,306	561	43,065	1,131
Multifamily	2,833	42	2,727	84
Commercial real estate	11,461	119	10,053	217
Construction/land development	14,145	-	11,618	-
Consumer	130	-	102	1
Total	77,966	768	73,513	1,519

Loans with an allowance:
One-to-four family residential:
Owner occupied	7,058	60	7,150	136
Non-owner occupied	11,096	93	11,515	190
Multifamily	350	-	233	-
Commercial real estate	8,450	38	9,128	104
Construction/land development	5,438	-	12,443	-
Consumer	35	-	50	-
Total	32,427	191	40,519	430

Total impaired loans:
One-to-four family residential:
Owner occupied	13,149	106	13,098	222
Non-owner occupied	54,402	654	54,580	1,321
Multifamily	3,183	42	2,960	84
Commercial real estate	19,911	157	19,181	321
Construction/land development	19,583	-	24,061	-
Consumer	165	-	152	1
Total	$110,393	$959	$114,032	$1,949

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following is a summary of information pertaining to nonperforming assets and troubled debt restructured loans (“TDRs”):

	June 30,	December 31,
	2012	2011
	(In thousands)
Nonperforming assets (1):
Nonaccrual loans	$17,853	$18,613
Nonaccrual TDRs	4,773	5,079
Total nonaccrual loans	22,626	23,692
OREO	22,206	26,044
Total nonperforming assets	$44,832	$49,736

Performing TDRs	$62,762	$66,225
Nonaccrual TDRs	4,773	5,079
Total TDRs	$67,535	$71,304
_____________
(1) There were no loans 90 days or more past due and still accruing interest at June 30, 2012 and December 31, 2011.

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual when they are 90 days delinquent or when, in management’s opinion, the borrower is unable to meet scheduled payment obligations.

A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan. When identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the circumstances surrounding the loan and the borrower, including payment history and the amounts of any payment shortfall, length and reason for delay and the likelihood of a return to stable performance. Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

The following table is a summary of nonaccrual loans by loan type:

	June 30,	December 31,
	2012	2011
	(In thousands)
One-to-four family residential	$9,110	$9,808
Multifamily	2,039	949
Commercial real estate	2,534	3,736
Construction/land development	8,731	9,199
Consumer	212	-
Total nonaccrual loans	$22,626	$23,692

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following tables represent a summary of the aging of loans by type:

	Loans Past Due at June 30, 2012
			90 Days			Total Loans
	30-59 Days	60-89 Days	and Greater	Total	Current	(1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$1,973	$1,539	$4,253	$7,765	$166,734	$174,499
Non-owner occupied	-	-	2,064	2,064	141,814	143,878
Multifamily	-	-	-	-	104,431	104,431
Commercial real estate	129	-	2,163	2,292	208,406	210,698
Construction/land development	-	-	4,731	4,731	12,939	17,670
Total real estate	2,102	1,539	13,211	16,852	634,324	651,176
Business	-	-	-	-	3,627	3,627
Consumer	69	714	212	995	10,333	11,328
Total	$2,171	$2,253	$13,423	$17,847	$648,284	$666,131

(1) There were no loans 90 days or more past due and still accruing interest at June 30, 2012.
(2) Net of undisbursed funds.

	Loans Past Due at December 31, 2011
			90 Days			Total Loans
	30-59 Days	60-89 Days	and Greater	Total	Current	(1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$2,594	$1,318	$4,076	$7,988	$180,009	$187,997
Non-owner occupied	761	-	3,224	3,985	143,394	147,379
Multifamily	-	-	949	949	112,314	113,263
Commercial real estate	633	-	2,621	3,254	228,583	231,837
Construction/land development	-	-	9,199	9,199	15,525	24,724
Total real estate	3,988	1,318	20,069	25,375	679,825	705,200
Business	240	-	-	240	3,669	3,909
Consumer	1,133	-	-	1,133	11,366	12,499
Total	$5,361	$1,318	$20,069	$26,748	$694,860	$721,608

(1) There were no loans 90 days or more past due and still accruing interest at December 31, 2011.
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

The following tables represent a summary of loans by type and risk category:

		June 30, 2012
		One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
		(In thousands)
Risk Rating:
Pass		$292,513	$98,439	$187,329	$8,574	$3,627	$10,179	$600,661
Special mention		12,409	2,706	14,940	365	-	714	31,134
Substandard		13,455	3,286	8,429	8,731	-	435	34,336
	Total	$318,377	$104,431	$210,698	$17,670	$3,627	$11,328	$666,131

(1) Net of undisbursed funds.

		December 31, 2011
		One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
		(In thousands)
Risk Rating:
Pass		$307,807	$106,900	$203,997	$15,101	$3,909	$11,822	$649,536
Special mention		13,193	5,414	14,256	424	-	488	33,775
Substandard		14,376	949	13,584	9,199	-	189	38,297
	Total	$335,376	$113,263	$231,837	$24,724	$3,909	$12,499	$721,608

(1) Net of undisbursed funds.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following tables summarize the loan portfolio by type and payment activity:

	June 30, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$309,267	$102,392	$208,164	$8,939	$3,627	$11,116	$643,505
Nonperforming (2)	9,110	2,039	2,534	8,731	-	212	22,626
Total	$318,377	$104,431	$210,698	$17,670	$3,627	$11,328	$666,131

(1)		There were $169.3 million of owner-occupied one-to-four family residential loans and $140.0 million of non-owner occupied one-to-four family residential loans classified as performing.
(2)		There were $5.3 million of owner-occupied one-to-four family residential loans and $3.8 million of non-owner occupied one-to-four family residential loans classified as nonperforming.
(3)	Net of undisbursed funds.
	December 31, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$325,568	$112,314	$228,101	$15,525	$3,909	$12,499	$697,916
Nonperforming (2)	9,808	949	3,736	9,199	-	-	23,692
Total	$335,376	$113,263	$231,837	$24,724	$3,909	$12,499	$721,608

(1)		There were $183.0 million of owner-occupied one-to-four family residential loans and $142.6 million of non-owner occupied one-to-four family residential loans classified as performing.
(2)		There were $5.0 million of owner-occupied one-to-four family residential loans and $4.8 million of non-owner occupied one-to-four family residential loans classified as nonperforming.
(3)	Net of undisbursed funds.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

    The following table presents TDRs completed during the three and six months ended June 30, 2012 and their recorded investment prior to the modification and after the modification:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
Principal and interest with interest rate concession	-	$-	$-	1	$214	$213
Commercial:
Principal and interest with interest rate concession	1	1,415	1,409	1	1,415	1,409
Interest only payments with interest rate concession	1	2,012	2,012	2	2,508	2,508
Total	2	$3,427	$3,421	4	$4,137	$4,130

At June 30, 2012, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the three and six months ended June 30, 2012 were primarily a result of granting the borrower interest rate concessions for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession for a specific period of time is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. TDRs resulted in a charge to the ALLL of $390,000 for the three months ended June 30, 2012 and $644,000 for the six months ended June 30, 2012.

The following is a summary of loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2012.

	Types of Modifications
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Interest Only Payments with Interest Rate Concession	Interest Rate Concession	Number of Loans	Interest Only Payments with Interest Rate Concession	Interest Rate Concession
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	1	$274	$-	1	$274	$-
Commercial	1	1,409	-	1	1,409	-
Total	2	$1,683	$-	2	$1,683	$-

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 7 – Other Real Estate Owned

The following table is a summary of OREO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$22,448	$31,266	$26,044	$30,102
Loans transferred to OREO	6,176	5,673	8,022	15,950
Capitalized improvements	-	2	-	90
Dispositions of OREO	(6,183)	(10,673)	(11,315)	(19,246)
Market value adjustments	(235)	(289)	(545)	(917)
Ending balance	$22,206	$25,979	$22,206	$25,979

OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. OREO at June 30, 2012 consisted of $4.2 million in one-to-four family residential homes, $560,000 in multifamily properties, $4.6 million in construction/land development projects and $12.8 million in commercial real estate properties.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	Fair Value Measurements at June 30, 2012
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$41,913	$-	$41,913	$-
Freddie Mac	18,190	-	18,190	-
Ginnie Mae	6,084	-	6,084	-
Municipal bonds	1,792	-	1,792	-
U.S. Government sponsored entities and agencies	62,504	-	62,504	-
Total	$130,483	$-	$130,483	$-

	Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$52,163	$-	$52,163	$-
Freddie Mac	19,845	-	19,845	-
Ginnie Mae	7,495	-	7,495	-
Municipal bonds	1,847	-	1,847	-
U.S. Government sponsored entities and agencies	47,652	-	47,652	-
Total	$129,002	$-	$129,002	$-

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurements at June 30, 2012
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
	(In thousands)
Impaired loans (included in loans
receivable, net) (1) (2)	$84,567	$-	$-	$84,567	$821
OREO (3)	22,206	-	-	22,206	235
Total	$106,773	$-	$-	$106,773	$1,056
__________
(1) The loss represents the specific reserve against loans that were considered impaired at June 30, 2012.
(2) There were no undisbursed funds at June 30, 2012.
(3) The loss represents OREO market value adjustments for the quarter ended June 30, 2012.

	Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
	(In thousands)
Impaired loans including undisbursed
but committed funds of $36 (included
in loans receivable, net) (1)	$89,389	$-	$-	$89,389	$564
OREO (2)	26,044	-	-	26,044	1,924
Total	$115,433	$-	$-	$115,433	$2,488
__________
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

	June 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
			(Dollars in thousands)

Impaired loans	$84,567	Market approach	Adjusted for differences between comparable sales	0.0% - 51%	(1.6%)

OREO	$22,206	Market approach	Adjusted for differences between comparable sales	0.0% - 27%	(1.4%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows:

	June 30, 2012
	Carrying	Estimated	Fair Value Measurements Using:
	Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$4,670	$4,670	$4,670	$-	$-
Interest-bearing deposits	155,327	155,327	155,327	-	-
Investments available-for-sale	130,483	130,483	-	130,483	-
Loans receivable, net	649,965	681,585	-	-	681,585
Federal Home Loan Bank stock	7,413	7,413	7,413	-	-
Accrued interest receivable	3,665	3,665	-	3,665	-

Financial Liabilities:
Deposits	197,802	197,802	197,802	-	-
Certificates of deposit	527,061	532,298	-	-	532,298
Advances from the FHLB	83,066	84,401	-	84,401	-
Accrued interest payable	180	180	-	180	-

	December 31, 2011
	Carrying	Estimated
	Value	Fair Value
	(In thousands)
Financial Assets:
Cash on hand and in banks	$4,620	$4,620
Interest-bearing deposits	160,141	160,141
Investments available-for-sale	129,002	129,002
Loans receivable, net	703,288	738,266
Federal Home Loan Bank stock	7,413	7,413
Accrued interest receivable	3,856	3,856

Financial Liabilities:
Deposits	218,621	218,621
Certificates of deposit	570,044	577,570
Advances from the FHLB	83,066	84,926
Accrued interest payable	184	184

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

Note 9 – Federal Home Loan Bank Stock

At June 30, 2012, we held $7.4 million of FHLB stock. FHLB stock is carried at par ($100 per share) and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. As a result of ongoing turmoil in the capital and mortgage markets, the FHLB has a risk-based capital deficiency largely as a result of write-downs on its private label mortgage-backed securities portfolio.

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

On October 25, 2010, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The Consent Order sets forth requirements for capital management, asset composition, and other operational and risk management improvements. In addition, the FHLB may not repurchase member stock or pay dividends, until they achieve and maintain financial thresholds established by the FHFA as part of the agency’s supervisory process, subject to FHFA approval. These restrictions are not expected to have a material effect on our financial position, liquidity or results of operation. We have determined there is no OTTI on the FHLB stock investment as of June 30, 2012.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 10 - Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $454,000 and $476,000 for the three months ended June 30, 2012 and 2011, respectively, and the related income tax benefit was $159,000 and $167,000 for the three months ended June 30, 2012 and 2011, respectively.

Total compensation expense for the Plan was $932,000 and $950,000 for the six months ended June 30, 2012 and 2011, respectively, and the related income tax benefit was $326,000 and $332,000 for the six months ended June 30, 2012 and 2011, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 2,285,280 shares to our directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of our common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. We have a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At June 30, 2012, remaining options for 921,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the grant date using a Black-Scholes model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The historical volatility of our stock price over a specified period of time is used for the expected volatility assumption. We base the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. We elected to use the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at the midpoint. There were no options granted during the three and six months ended June 30, 2012.

The following is a summary of our stock option plan awards for the six months ended June 30, 2012:

			Weighted-Average	Aggregate	Weighted-Average
		Weighted-Average	Remaining Contractual	Intrinsic	Grant-Date
	Shares	Exercise Price	Term in Years	Value	Fair Value
Outstanding at January 1, 2012	1,373,524	$9.52	6.60	$94	$1.91
Granted	-	-	-	-	-
Exercised	-	-	-		-
Forfeited or expired	(10,000)	9.78	-		1.92
Outstanding at June 30, 2012	1,363,524	9.52	6.10	205	1.91

Expected to vest assuming a 3% forfeiture
rate over the vesting term	532,922	9.41	6.13	119

Exercisable at June 30, 2012	814,114	9.59	6.08	82

As of June 30, 2012, there was $539,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.1 years.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards amounting to 914,112 shares to our directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At June 30, 2012, remaining restricted awards for 171,078 shares were available to be granted. Shares that have been repurchased totaled 293,694 and are held in trust until they are issued in connection with the agreement.

The following is a summary of changes in nonvested restricted stock awards for the six months ended June 30, 2012:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2012	310,494	$9.66
Granted	-	-
Vested	(12,800)	6.19
Forfeited	(4,000)	10.35
Nonvested at June 30, 2012	293,694	9.80

Expected to vest assuming a 3% forfeiture
rate over the vesting term	284,882

As of June 30, 2012, there was $1.7 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.3 years. The total fair value of shares that vested during both the quarters ended June 30, 2012 and 2011 were $26,000. The total fair value of shares that vested during both the six months ended June 30, 2012 and 2011 were $79,000.

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

Our primary deferred tax assets relate to our ALLL, our contribution to the First Financial Northwest Foundation, our net operating loss carryforward and an impairment charge relating to a past investment in the AMF Ultra Short Mortgage Fund.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

considered positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings. We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset. After reviewing and weighing these various factors, in 2010 we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential.

As of June 30, 2012, the consolidated balance sheet includes gross deferred tax assets of $26.3 million and a deferred tax asset valuation allowance of $22.1 million. Management has determined that a $1.0 million second quarter partial release, related to future deductible temporary differences is appropriate based upon future expected operating income and has adjusted the valuation account at June 30, 2012 accordingly. Deferred tax assets that will most likely not be recognized total $5.3 million and relate to the contribution carryforward and the AMF capital loss carryforward. The remaining $16.8 million of tax assets may be recognized in the future if the Company remains profitable.

Note 12 – Earnings Per Share

Per the provisions of FASB ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s nonvested restricted stock awards qualify as participating securities but were immaterial for the three and six months ended June 30, 2012 and 2011.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except share data)
Net income available to common shareholders	$1,371	$1,258	$1,993	$2,692

Basic weighted-average common shares outstanding	17,629,899	17,517,051	17,615,793	17,503,025
Plus common stock options considered outstanding for
dilutive purposes (excludes antidilutive options)	19,292	5,966	17,129	2,999
Diluted weighted-average common shares outstanding	17,649,191	17,523,017	17,632,922	17,506,024

Basic earnings per share	$0.08	$0.07	$0.11	$0.15
Diluted earnings per share	$0.08	$0.07	$0.11	$0.15

Options to purchase an additional 1,313,524 and 1,323,524 shares of common stock at June 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because their exercise price resulted in them being antidilutive.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 14 - Proxy Contest and Related Litigation

On March 29, 2012, Stilwell Value Partners II, L.P., one of a group of funds controlled by Joseph Stilwell (the “Stilwell Group”), submitted to First Financial Northwest a notice of the Stilwell Group's intent to nominate Joseph Stilwell and Spencer L. Schneider for election to the Company’s Board of Directors at the Company’s May 24, 2012 Annual Meeting of Shareholders (“Annual Meeting”). The Federal Reserve Bank of San Francisco subsequently advised the Stilwell Group that the solicitation of proxies to elect two directors to the Company’s Board of Directors, along with other actions the Stilwell Group had taken in connection with the proxy contest, could result in a controlling interest that would not be permitted under federal law. As a result, the Stilwell Group determined to nominate only Mr. Schneider for election to the Company’s Board of Directors at the Annual Meeting.

Following the Annual Meeting, the independent inspector of election, Raymond Riley of Carl T. Hagberg and Associates (“Inspector of Election”), issued his Final Report which stated that (1) a quorum was present for the transaction of business at the Annual Meeting; and (2) the opposition proxy holders did not submit an executed master ballot for the Stilwell Group’s nominee prior to the closing of the polls. Thus, the Company’s nominees, Victor Karpiak, M. Scott Gaspard and Daniel L. Stevens, were each duly elected to serve for a three year term; the Stilwell Group’s nominee did not receive the votes required for election to the Company’s Board of Directors.

On June 7, 2012, the Stilwell Group filed a lawsuit in the Superior Court of the State of Washington for King County against First Financial Northwest, Raymond Riley (the independent Inspector of Election) and Victor Karpiak, seeking to overturn the outcome of the election of directors at the Annual Meeting. The Stilwell Group's complaint alleges, among other things, that (i) proxy cards and proxy reporting service tabulations showed that the Stilwell Group’s nominee, Spencer L. Schneider, received more shareholder support than Mr. Karpiak; (ii) the Inspector of Election should have determined the outcome of the election based on proxy cards and proxy reporting service tabulations alone and that submission of a master ballot by the opposition proxy holders was unnecessary; (iii) alternatively, the opposition group's master ballot should have been accepted late—after the polls had been declared closed; and (iv) if the absence of a timely master ballot means shareholders that returned proxies to the Stilwell Group did not vote, then those shareholders were not present for quorum purposes either, and the election was invalid for lack of a quorum. The Company denies all of the Stilwell Group's allegations. A trial is scheduled for January 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements:

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believe,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be affected by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our ALLL not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the FRB and our bank subsidiary by the FDIC, the DFI or other regulatory authorities, including the possibility that any such regulatory authority may initiate additional enforcement actions against the Company or the Bank to take additional corrective action and refrain from unsafe and unsound practices which also may require us, among other things, to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including the requirements and restrictions that have been imposed upon the Company under the memorandum of understanding with the FRB and the memorandum of understanding the Bank entered into with the FDIC and the DFI and the possibility that the Company and the Bank will be unable to fully comply with these informal enforcement actions which could result in the imposition of additional requirements or restrictions; our ability to pay dividends on our common stock; our ability to attract and retain deposits; further increases in premiums for deposit insurance; our ability to control operating costs and expenses, including, but not limited to, expenses in connection with the proxy contest and related litigation; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

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

On March 27, 2012, the Bank’s regulators the FDIC and the DFI terminated the Consent Order (“Order”) which had been in effect since September 24, 2010. In place of the Order, the Bank entered into an MOU, which is an informal regulatory action, with the FDIC and DFI. The Order was terminated as a result of the steps the Bank has taken to comply with the Order, including reducing its level of classified assets, increasing earnings, augmenting management and improving the overall condition of the Bank.

The MOU with the Bank contains provisions concerning the management and directors of the Bank, interest rate risk, minimum capital levels, the ALLL, lending and collection policies, policies concerning the Bank and its affiliates, restrictions on paying dividends and a requirement to furnish progress reports to the FDIC and DFI. A copy of the MOU with the Bank is attached to the Form 8-K that we filed with the SEC on April 2, 2012.

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

An offset to net interest income is the provision for loan losses which represents the periodic charge to operations which is required to adequately provide for probable losses inherent in our loan portfolio.

Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing, marketing, postage and supplies, professional services, expenses associated with OREO, expenses related to the proxy contest and related litigation and deposit insurance premiums. Compensation and employee benefits consist primarily of the salaries paid to our employees, payroll taxes, expenses for retirement benefits, the equity incentive plan and other employee benefits. Occupancy and equipment expenses consist primarily of real estate taxes, depreciation charges, maintenance and costs of utilities. OREO expenses consist of market value adjustments related to real estate that we own as well as maintenance costs, taxes, insurance and gains/losses resulting from the sale of these properties.

Net income for the three months ended June 30, 2012 was $1.4 million, or $0.08 per diluted share, as compared to net income of $1.3 million, or $0.07 per diluted share for the three months ended June 30, 2011. The change in operating results in the second quarter of 2012, as compared to the second quarter of 2011 was primarily the result of a $1.2 million decrease in net interest income, a $950,000 decrease in the provision for loan losses to $650,000, a $496,000 decrease in noninterest income, primarily the result of a $657,000 decrease in net gains on sales of investments, an increase of $157,000 in noninterest expense, primarily due to $604,000 of expenses related to the proxy contest and related litigation, partially offset by a decrease of $214,000 in net OREO-related expenses, and a decrease of $298,000 related to FDIC deposit insurance and a $999,000 increase in the federal income tax benefit.

For the six months ended June 30, 2012, the Company had net income of $2.0 million, or $0.11 per diluted share, as compared to net income of $2.7 million, or $0.15 per diluted share for the comparable period in 2011. The change in operating results for the six months ended June 30, 2012, as compared to the same period last year was primarily the result of a decrease in net interest income of $2.1 million, a $450,000 decrease in the provision for loan losses, a decrease in noninterest income of $811,000, primarily due to the reduction in the net gain on sales of investments of $974,000, an $804,000 decrease in noninterest expense primarily due to a $488,000 decrease in net OREO-related expenses and a $911,000 decrease in FDIC deposit insurance, which was partially offset by $604,000 of expenses due to the proxy contest and related litigation. In addition, the provision for federal income taxes decreased $951,000 as the Company recorded an income tax benefit relating to a partial reversal of $1.0 million related to the deferred tax asset valuation allowance.

During the six months ended June 30, 2012, our total loan portfolio decreased $56.0 million, or 7.7% from December 31, 2011, primarily due to a $17.0 million, or 5.1% decrease in one-to-four family residential loans. In addition, our construction/land development loans decreased $6.6 million, or 26.4%, commercial real estate loans decreased $21.6 million, or 9.3%, and multifamily loans decreased $9.2 million, or 8.1%, all contributing to the overall decrease in our total loan portfolio.

The following table details our five largest borrowing relationships at June 30, 2012, by type of loans:

				Construction/	Aggregate
	One-to-Four Family		Commercial	Land	Balance
Borrower (1)	Residential	Multifamily	Real Estate	Development	of Loans (2)
	(In thousands)
Real estate builder	$21,087	$-	$100	$4,996	$26,183
Real estate builder (3)	14,654	-	229	3,926	18,809
Real estate investor	-	-	18,121	-	18,121
Real estate investor	10,236	3,703	937	-	14,876
Real estate builder (4)	14,045	-	815	-	14,860
Total	$60,022	$3,703	$20,202	$8,922	$92,849

(1) The composition of borrowers represented in the table may change between periods.
(2) Net of undisbursed funds.
(3) Of this amount, $1.7 million were considered impaired loans consisting of $13.2 million in performing one-to-
four family residential loans and $3.9 million in nonperforming construction/land development loans.
(4) Of this amount, $14.0 million were considered impaired loans consisting of $12.1 million in performing one-to-
four family residential loans, $1.1 million in nonperforming one-to-four family residential loans and $815,000 in performing commercial real estate loans.

These borrowers represent 13.9% of our loans, net of undisbursed funds, a decrease of $4.1 million from December 31, 2011. Of the three builders listed above, two are operating under restructured loan plans established by the Bank. As of June 30, 2012, both continue to perform in accordance with the terms of the plans. None of the restructured loans to these two borrowers have ever been delinquent, except for one commercial loan which was restructured and brought current at the end of 2010. The remaining three borrowers were current on their loan payments at June 30, 2012. We monitor the performance of these borrowing relationships very closely due to the concentration risk they possess in relation to the entire loan portfolio.

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

Valuation of OREO and Foreclosed Assets. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are initially recorded at fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly the valuation of OREO is subject to significant external and internal judgment. If the carrying value of the loan at the date a property is transferred into OREO exceeds the value less estimated costs to sell, the excess is charged to the ALLL. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered valuation adjustments and are charged to noninterest expense in the Consolidated Income Statements. Expenses from the maintenance and operations and any gains or losses from the sales of OREO are included in noninterest expense.

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General. Total assets were $998.7 million at June 30, 2012, a decrease of $60.7 million, or 5.7% from December 31, 2011. Decreases in interest-bearing deposits of $4.8 million, net loans receivable of $53.3 million and $3.8 million in OREO were partially offset by increases in investment securities of $1.5 million and deferred tax assets of $1.0 million. Total liabilities were $814.5 million at June 30, 2012, a decrease of $63.6 million, or 7.2% from December 31, 2011. The decline in total liabilities was primarily the result of a decrease of $63.6 million in interest-bearing deposits, partially offset by a $366,000 increase in advance payments from borrowers for taxes and insurance. Stockholders’ equity increased $2.9 million for the six months ended June 30, 2012, primarily due to net income of $2.0 million and a $932,000 increase related to stock options and restricted stock awards.

Assets. Total assets were $998.7 million at June 30, 2012, a decrease of $60.7 million, or 5.7% from $1.1 billion at December 31, 2011. The following table details the changes in the composition of our assets.

		Increase/
	Balance at	(Decrease) from	Percentage
	June 30, 2012	December 31, 2011	Increase/(Decrease)
	(Dollars in thousands)
Cash on hand and in banks	$4,670	$50	1.1%
Interest-bearing deposits	155,327	(4,814)	(3.0)
Investments available-for-sale, at fair value	130,483	1,481	1.1
Loans receivable, net	649,965	(53,323)	(7.6)
Premises and equipment, net	18,448	(474)	(2.5)
FHLB stock, at cost	7,413	-	-
Accrued interest receivable	3,665	(191)	(5.0)
Federal income tax receivable	1,072	12	1.1
Deferred tax assets	1,000	1,000	100.0
OREO	22,206	(3,838)	(14.7)
Prepaid expenses and other assets	4,429	(615)	(12.2)
Total assets	$998,678	$(60,712)	(5.7)

Interest-bearing deposits decreased $4.8 million to $155.3 million at June 30, 2012, from $160.1 million at December 31, 2011. Investments available-for-sale increased $1.5 million, or 1.1% to $130.5 million at June 30, 2012, from $129.0 million at December 31, 2011. During the six months ended June 30, 2012, we sold $22.9 million of investments, primarily fixed-rate, mortgage-backed securities issued by Freddie Mac and Fannie Mae, to recognize $288,000 in net gains on these securities to support the Bank’s profitability in this low interest rate environment and to improve our interest rate risk position. The $23.2 million in proceeds received from the sale of these securities and from $77.0 million in loan repayments, $11.0 million in principal repayments on our investment portfolio and $11.7 million from OREO dispositions were utilized primarily to fund purchases of new investment securities and to fund the outflow of deposits, described below. We purchased $36.8 million of primarily variable rate U.S. Government-backed securities during the six months ended June 30, 2012, to maintain our liquidity position and improve the Bank’s interest rate risk profile to position our securities portfolio to be more responsive to rising interest rates. Net loans receivable decreased $53.3 million, or 7.6% to $650.0 million at June 30, 2012, from $703.3 million at December 31, 2011, principally due to lower loan demand and higher loan repayments. This decrease in net loans resulted from loan repayments of $77.0 million, charge-offs of $5.0 million and transfers of loans into OREO of $8.0 million during the six months ended June 30, 2012, partially offset by loan originations of $34.0 million. All of our loan categories decreased during the six months ended June 30, 2012.

OREO decreased $3.8 million, or 14.7% to $22.2 million at June 30, 2012, from $26.0 million at December 31, 2011 as we continue to sell our inventory of foreclosed real estate.

Loan originations for the six months ended June 30, 2012 totaled $34.0 million and included the following loan breakdown: $9.1 million in one-to-four family residential; $4.1 million in multifamily; $14.2 million in commercial real estate; $4.6 million in construction/land development; $518,000 in business loans and $1.4 million in consumer loans.

Deferred tax assets increased $1.0 million primarily as a result of a $1.0 million reduction in our deferred tax asset valuation allowance. Our continued profitability and positive projected future operating results allowed us to record this benefit. As of June 30, 2012, the consolidated balance sheet includes gross deferred assets of $26.3 million and a deferred tax asset valuation allowance of $22.1 million. Deferred tax assets that will most likely not be recognized totaled $5.3 million and relate to the contribution carryforward and the AMF capital loss carryforward. The remaining $16.8 million of tax benefits may be recognized in the future if the Company remains profitable.

Deposits. During the first six months of 2012, deposits decreased $63.8 million to $724.9 million at June 30, 2012. The following table details the changes in our deposits:

		Increase/	Percentage
	Balance at	(Decrease) from	Increase/
	June 30, 2012	December 31, 2011	(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$5,828	$(185)	(3.1	) %
NOW	14,767	574	4.0
Statement savings	17,984	200	1.1
Money market	159,223	(21,408)	(11.9)
Certificates of deposit	527,061	(42,983)	(7.5)
Total deposits	$724,863	$(63,802)	(8.1)

All of our deposit categories decreased except for NOW and statement savings accounts, as compared to December 31, 2011. The decreases in certificates of deposit of $43.0 million and money market accounts of $21.4 million comprised the majority of the decrease in our deposits. The decrease in certificates of deposit was primarily the result of our strategic plan to continue to reduce our cost of funds through our pricing decisions designed to allow higher rate certificates of deposit to run-off. We also chose not to renew our public funds at maturity as they are more expensive to maintain due to additional Washington state collateralization requirements. The decline in public funds represented $10.4 million, or 24.1% of the total decrease in certificates of deposit for the six months ended June 30, 2012. Public funds totaled $11.6 million at June 30, 2012. In addition, customers that were more rate sensitive chose other investment options which contributed to the decline in our deposit balances. We did not have any brokered deposits at June 30, 2012 or December 31, 2011.

Stockholders’ Equity. Total stockholders’ equity increased $2.9 million, or 1.6% to $184.2 million at June 30, 2012, from $181.3 million at December 31, 2011. The increase was primarily the result of our net income of $2.0 million and $932,000 of additional paid in capital related to stock options and restricted stock awards for the six months ended June 30, 2012.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2012 and 2011.

General. Net income was $1.4 million for the second quarter of 2012, an increase of $113,000 from $1.3 million for the comparable quarter in the prior year. The increase in net income reflected a decrease of $950,000 in the provision for loan losses and an increase of $999,000 in federal income tax benefit. These changes were partially offset by net decreases of $1.2 million and $496,000 in net interest income and noninterest income, respectively, and an increase in noninterest expense of $157,000.

Net Interest Income. Our net interest income for the quarter ended June 30, 2012, decreased $1.2 million to $7.3 million, as compared to $8.4 million for the same quarter in 2011. A decrease of $1.7 million in interest expense was offset by a $2.8 million decrease in interest income. Average interest-earning assets decreased $141.4 million to $959.3 million for the three months ended June 30, 2012, from the same quarter in 2011. Average interest-bearing liabilities decreased $159.2 million to $815.5 million for the second quarter of 2012, compared to the second quarter of 2011. During the same period, our yield on interest-earning assets decreased 47 basis points while our cost of funds decreased 43 basis points. Our interest rate spread for the quarter ended June 30, 2012 decreased four basis points to 2.80% from 2.84% during the same quarter in 2011. Our net interest margin for the second quarter of 2012 decreased four basis points to 3.03% from 3.07% for the same quarter in 2011.The rate that we earn on our interest-bearing assets is decreasing at a faster rate than the decrease in our cost of funds, resulting in the compression to our net interest margin for both the three and six months ended June 30, 2012.

Our net interest income for the six months ended June 30, 2012, decreased $2.1 million to $15.0 million, as compared to $17.1 million for the same period in 2011. A decrease of $3.3 million in interest expense was offset by a $5.4 million decrease in interest income. Average interest-earning assets decreased $132.4 million to $975.9 million for the six months ended June 30, 2012, from $1.1 billion for the same period in 2011. Average interest-bearing liabilities decreased $152.9 million to $834.5 million during the first six months of 2012, compared to the same period in 2011. During the same period, our yield on interest-earning assets decreased 44 basis points, while our cost of funds decreased 42 basis points. Our interest rate spread for the six months ended June 30, 2012 decreased two basis points to 2.84% from 2.86% during the same period in 2011. Our net interest margin for the first six months of 2012 decreased one basis point to 3.07% from 3.08% for the same period in 2011.

The following table sets forth the effects of changes in rates and volumes on our net interest income:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Compared to June 30, 2011			Compared to June 30, 2011
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(180)	$(1,909)	$(2,089)	$(102)	$(3,943)	$(4,045)
Investments available-for-sale	(608)	(154)	(762)	(1,051)	(323)	(1,374)
Interest-bearing deposits	-	3	3	-	24	24
Total net change in income on
interest-earning assets	(788)	(2,060)	(2,848)	(1,153)	(4,242)	(5,395)

Interest-bearing liabilities:
NOW	-	-	-	(2)	1	(1)
Statement savings	(5)	1	(4)	(21)	4	(17)
Money market	(94)	(21)	(115)	(300)	(47)	(347)
Certificates of deposit	(662)	(812)	(1,474)	(1,234)	(1,566)	(2,800)
Advances from the FHLB	(10)	(62)	(72)	(12)	(125)	(137)
Total net change in expenses
on interest-bearing liabilities	(771)	(894)	(1,665)	(1,569)	(1,733)	(3,302)
Change in net interest income	$(17)	$(1,166)	$(1,183)	$416	$(2,509)	$(2,093)

Interest Income. Total interest income for the second quarter of 2012 decreased $2.8 million, or 21.5% to $10.4 million from $13.2 million as compared to the second quarter of 2011, primarily due to the $126.6 million, or 16.1% decrease in our average loan portfolio.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011		Increase/(Decrease)
	Average		Average		in Interest and
	Balance	Yield	Balance	Yield	Dividend Income
	(Dollars in thousands)
Loans receivable, net	$658,861	5.95%	$785,427	6.06%	$(2,089)
Investments available-for-sale	138,409	1.44	157,698	3.20	(762)
Interest-bearing deposits	154,643	0.25	150,184	0.25	3
FHLB stock	7,413	-	7,413	-	-
Total interest-earning assets	$959,326	4.34	$1,100,722	4.81	$(2,848)

Interest income from loans decreased $2.1 million during the second quarter of 2012, as compared to the same quarter in 2011. The primary reason for the decrease in interest income from loans was due to a $126.6 million decrease in the average balance of loans between periods, resulting in a $1.9 million decrease in interest income and a decrease in the average yield of 11 basis points, or $180,000. Interest income on investments available-for-sale decreased $762,000 to $500,000 for the three months ended June 30, 2012, as compared to $1.3 million for the comparable period in 2011. The primary reason for the decrease in interest income from investments available-for-sale was the result of a $608,000 decrease in interest income due to declining yields in the portfolio as yields adjust to lower market interest rates and our strategic plan to convert our investment portfolio to predominantly adjustable-rate securities to improve our interest rate risk profile.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011		Increase/(Decrease)
	Average		Average		in Interest and
	Balance	Yield	Balance	Yield	Dividend Income
	(Dollars in thousands)
Loans receivable, net	$676,149	6.00%	$806,058	6.03%	$(4,045)
Investments available-for-sale	137,321	1.59	158,031	3.12	(1,374)
Interest-bearing deposits	155,011	0.25	136,748	0.25	24
FHLB stock	7,413	-	7,413	-	-
Total interest-earning assets	$975,894	4.42	$1,108,250	4.86	$(5,395)

Interest income from loans decreased $4.0 million during the first six months of 2012, compared to the same period in 2011. The decrease in interest income was due to a decrease in average loan balances of $129.9 million, resulting in a decrease in interest income of $3.9 million, and a decrease in the average yield of three basis points, or $102,000. Interest income on investments available-for-sale decreased $1.4 million to $1.1 million for the six months ended June 30, 2012, as compared to $2.5 million for the comparable period in 2011. The primary reason for the decrease in interest income from investments available-for-sale was due to the decrease in yield on investments of 153 basis points, accounting for a $1.1 million decline in interest income and a decrease in the average balance of $20.7 million, which resulted in a $323,000 decrease in interest income. These decreases resulted from our strategic plan to convert our investment portfolio to predominantly adjustable-rate securities to improve our interest rate risk profile.

Interest Expense. Total interest expense for the three months ended June 30, 2012 was $3.1 million, a decrease of $1.7 million compared to $4.8 million for the second quarter of 2011, primarily due to the $136.4 million decline in our average balance of certificates of deposit, which resulted in an $812,000 decrease in interest expense and a 49 basis point reduction in our cost of funds, which accounted for a $662,000 decrease in interest expense.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011		Increase/
	Average		Average		(Decrease) in
	Balance	Cost	Balance	Cost	Interest Expense
	(Dollars in thousands)
NOW	$14,577	0.14%	$12,688	0.16%	$-
Statement savings	17,962	0.20	16,319	0.32	(4)
Money market	164,575	0.28	180,924	0.51	(115)
Certificates of deposit	535,268	1.87	671,685	2.36	(1,474)
Advances from the FHLB	83,068	2.46	93,066	2.51	(72)
Total interest-bearing liabilities	$815,450	1.54	$974,682	1.97	$(1,665)

Interest expense on our money market accounts decreased $115,000, primarily as a result of a decrease in the average cost of these funds of 23 basis points, or $94,000, to 0.28% for the second quarter of 2012, compared to 0.51% for the same quarter in 2011. The average cost of our certificates of deposit decreased 49 basis points, or $662,000, as compared to the second quarter of 2011, due to maturing certificates repricing to lower rates. The decline in interest expense was also the result of a $136.4 million decrease in the average balance of certificates of deposit, as a number of certificates of deposit were not renewed at maturity, resulting in an $812,000 reduction in interest expense. Interest expense related to our FHLB advances decreased $72,000, primarily as a result of the decrease of $10.0 million in the average balance of our advances to $83.1 million, as compared to $93.1 million at June 30, 2011, resulting in a $62,000 reduction in interest expense. In addition, our cost for these advances decreased five basis points to 2.46% from 2.51% for the second quarter of 2012, compared to the same quarter in 2011, decreasing interest expense by $10,000.

	Six Months Ended June 30,
	2012		2011		Increase/
	Average		Average		(Decrease) in
	Balance	Cost	Balance	Cost	Interest Expense
	(Dollars in thousands)
NOW	$14,301	0.15%	$12,883	0.19%	$(1)
Statement savings	17,893	0.20	16,096	0.43	(17)
Money market	171,550	0.29	186,352	0.64	(347)
Certificates of deposit	547,681	1.93	679,044	2.38	(2,800)
Advances from the FHLB	83,067	2.46	93,066	2.49	(137)
Total interest-bearing liabilities	$834,492	1.58	$987,441	2.00	$(3,302)

Our interest expense for the six months ended June 30, 2012 decreased $3.3 million to $6.6 million, from $9.9 million for the same period in 2011. The average balance of our money market accounts decreased $14.8 million, which resulted in a decrease of $47,000 in interest expense, as compared to the same period last year. The average cost for the money market accounts decreased by 35 basis points or $300,000, further reducing interest expense for the first six months of 2012, as compared to the same period last year. The average cost of our certificates of deposit for the first half of 2012 decreased 45 basis points, compared to the first six months of 2011, resulting in a decline in interest expense of $1.2 million. This decline in interest expense was also affected by a decrease in the average balance of certificates of deposit of $131.4 million, which resulted in a $1.6 million decline in interest expense. Interest expense related to advances from the FHLB decreased $137,000 for the six months ended June 30, 2012 from the same period in 2011. The average balance of advances and the average cost for these advances decreased $10.0 million and three basis points, respectively.

Provision for Loan Losses. We establish the ALLL at a level we believe is necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. Our methodology in assessing the ALLL places greater emphasis on factors such as charge-off history, the economy, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management experience levels, our loan review and grading system and the value of underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

Based on management’s evaluation of the adequacy of the ALLL, a provision of $650,000 was required for the second quarter of 2012, a decrease of $950,000 from the same quarter in 2011. The following contributed to the decline in the amount of the loan loss provision required during the quarter ended June 30, 2012:

•	Delinquent loans as a percentage of total loans decreased to 2.7% at June 30, 2012, from 3.6% at March 31, 2012;

•
Nonperforming loans decreased $3.8 million to $22.6 million at June 30, 2012, from $26.4 million at March 31, 2012. The decline was primarily the result of the transfer of a $4.5 million commercial real estate loan to OREO during the second quarter;

•
The loan portfolio decreased $31.0 million during the second quarter to $667.0 million from $698.0 million at March 31, 2012. The decline was due to lower loan demand, loan payoffs, transfers to OREO and charge-offs.

Management continues to be proactive in assessing the risk inherent in the loan portfolio and when it is determined that a loan is impaired, the amount of the loss is quantified and charged-off.

For the six months ended June 30, 2012, the provision for loan losses was $2.4 million, compared to $2.8 million for the same period in 2011. The effect of the $2.4 million provision for loan losses, combined with net charge-offs of $4.5 million decreased the ALLL to $14.5 million at June 30, 2012 from $16.6 million at December 31, 2011. The ALLL as a percent of nonperforming loans decreased to 63.9% at June 30, 2012, compared to 69.9% at December 31, 2011.

We believe that the ALLL as of June 30, 2012 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table presents a breakdown of our nonperforming assets and as a percent of total assets at the dates indicated:

				Six Month	One Year
	June 30,	December 31,	June 30,	Increase/	Increase/
	2012	2011	2011	(Decrease)	(Decrease)
	(Dollars in thousands)
One-to-four family residential	$9,110	$9,808	$13,684	$(698)	$(4,574)
Multifamily	2,039	949	638	1,090	1,401
Commercial real estate	2,534	3,736	7,882	(1,202)	(5,348)
Construction/land development	8,731	9,199	15,679	(468)	(6,948)
Consumer	212	-	45	212	167
Total nonperforming loans	22,626	23,692	37,928	(1,066)	(15,302)
OREO	22,206	26,044	25,979	(3,838)	(3,773)
Total nonperforming assets	$44,832	$49,736	$63,907	$(4,904)	$(19,075)
Nonperforming assets as a
percent of total assets	4.5%	4.7%	5.6%

Nonperforming loans include loans to borrowers who are experiencing deteriorating financial conditions and there is doubt as to the ultimate recoverability of the full principal and interest due the Bank in accordance with the terms of the loan agreement. Nonperforming loans decreased $1.1 million to $22.6 million at June 30, 2012, from $23.7 million at December 31, 2011. This decrease was primarily the result of $18.5 million of loans becoming nonperforming during the six months ended June 30, 2012, partially offset by $4.5 million in net charge-offs, $5.9 million in short sales, $582,000 in payoffs and principal reductions and $8.0 million of loans transferred to OREO.

The three largest nonperforming loans in the commercial real estate portfolio at June 30, 2012 consisted of a $925,000 loan secured by four individual rooming/dormitory-style homes located in Snohomish County, a $901,000 loan secured by a rooming/dormitory-style two-story building located in Pierce County and a $371,000 loan secured by a retail/convenience store located in Snohomish County.

The three largest nonperforming construction/land development loans at June 30, 2012 included a $4.0 million loan secured by 34 acres for a 251 unit residential development loan located in Whatcom County. The project consists of 77 detached condominium lots (single-family residences) and vacant land for 174 attached units (multifamily). All of the ground work has been completed and the property is ready for construction, although no vertical construction has taken place. The second largest nonperforming construction/land development loan is a $1.2 million loan secured by 55 finished lots for residential development, of which, 15 lots have been sold, located in Thurston County. The third largest nonperforming construction/land development loan totaled $1.0 million and is secured by 43 finished lots for residential development, of which, 18 lots have been sold, located in Kitsap County.

Nonperforming assets decreased for the ninth consecutive quarter. At their peak, nonperforming assets reached $166.4 million at March 31, 2010 decreasing to $44.8 million at June 30, 2012, representing a $121.6 million, or 73.1% decrease.

The following table presents a breakdown of our TDRs:

				Six Month	One Year
	June 30,	December 31,	June 30,	Increase/	Increase/
	2012	2011	2011	(Decrease)	(Decrease)
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$3,697	$3,994	$4,041	$(297)	$(344)
Multifamily	1,076	-	-	1,076	1,076
Commercial real estate	-	902	1,567	(902)	(1,567)
Construction/land development	-	183	489	(183)	(489)
Total nonperforming TDRs	4,773	5,079	6,097	(306)	(1,324)

Performing TDRs:
One-to-four family residential	49,695	52,768	52,961	(3,073)	(3,266)
Multifamily	1,247	2,504	2,520	(1,257)	(1,273)
Commercial real estate	11,750	10,883	10,417	867	1,333
Consumer	70	70	70	-	-
Total performing TDRs	62,762	66,225	65,968	(3,463)	(3,206)
Total TDRs	$67,535	$71,304	$72,065	$(3,769)	$(4,530)

Our TDRs decreased $3.8 million, or 5.3% to $67.5 million at June 30, 2012, as compared to December 31, 2011. During the first six months of 2012, we added $496,000 of new performing TDRs and transferred $1.7 million of nonperforming TDRs to OREO, while $1.3 million of TDRs were paid-off, with the remaining activity relating to principal payments and charge-offs.

As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included lowering the interest rate on the loan for a period of time and/or extending the maturity date of the loan or allowing interest only payments for a period of time. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is in the Bank’s best interest. Of the $67.5 million in TDRs at June 30, 2012, $62.8 million were performing and $4.8 million were not performing according to their restructured terms.

The largest TDR relationship at June 30, 2012 was $13.2 million, which included one-to-four family residential loans secured by rental properties located in King, Kitsap, Pierce and Thurston counties. At June 30, 2012, there were no undisbursed funds available to this borrower in connection with these TDRs. None of these TDR loans have ever been delinquent and are performing in accordance with the restructured loan terms.

The following table presents a breakdown of our OREO by county and number of properties at June 30, 2012:

	County				Total	Number of	Percent of
	King	Pierce	Kitsap	All Other	OREO	Properties	Total OREO
	(Dollars in thousands)
OREO:
One-to-four family residential	$1,752	$1,805	$-	$645	$4,202	19	18.9%
Multifamily	560	-	-	-	560	1	2.5
Commercial real estate (1)	2,704	8,295	1,201	649	12,849	32	57.9
Construction/land development	482	3,201	203	709	4,595	11	20.7
Total OREO	$5,498	$13,301	$1,404	$2,003	$22,206	63	100.0%

(1) Of the 32 properties classified as commercial real estate, 11 are office/retail buildings, 20 are developed lots and one is an undeveloped lot.

The following table presents a breakdown of our OREO activity:
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$22,448	$31,266	$26,044	$30,102
Loans transferred to OREO	6,176	5,673	8,022	15,950
Capitalized improvements	-	2	-	90
Dispositions of OREO	(6,183)	(10,673)	(11,315)	(19,246)
Market value adjustments	(235)	(289)	(545)	(917)
Ending balance	$22,206	$25,979	$22,206	$25,979

We sold $6.2 million of OREO during the second quarter of 2012, which was comprised of 29 properties and generated a net gain of $128,000. OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. OREO at June 30, 2012 consisted of $4.2 million in one-to-four family residential homes, $560,000 in multifamily, $12.8 million in commercial real estate properties and $4.6 million in construction/land development projects. For the six months ended June 30, 2012, we sold $11.3 million of OREO, which was comprised of 54 properties and generated a net gain of $349,000.

The number of properties that have been transferred into OREO has decreased considerably over the past few quarters and the number of properties that we have sold each quarter has also leveled out. Year-to-date through June 30, 2012, we have transferred 14 properties into OREO, compared to 95 during 2011 and 185 during 2010. Year-to-date sales of OREO through June 30, 2012 were 54, as compared to 121 in 2011 and 88 in 2010. The decline in both the transfer of properties into OREO, as well as the sale of OREO properties is a result of our efforts to identify the problem loans within our portfolio and take the appropriate actions to turn these nonperforming assets into performing assets.

The three largest OREO properties at June 30, 2012 were an office/retail building valued at $4.5 million, a residential development with 45 completed lots valued at $1.5 million and an office/retail building valued at $1.3 million. All three of these properties are located in Pierce County.

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

	At or For the Six Months
	Ended June 30,
	2012	2011
	(Dollars in thousands)
Provision for loan losses	$2,350	$2,800
Charge-offs	5,048	8,651
Recoveries	589	306
ALLL	14,450	16,989
ALLL as a percent of total loans	2.17%	2.20%
ALLL as a percent of nonperforming loans	63.86%	44.79%
Total nonperforming loans	$22,626	$37,928
Nonperforming loans as a percent of total loans	3.40%	4.92%
Total loans receivable	$666,131	$771,613
Total loans originated	34,015	11,946

Noninterest Income. Noninterest income for the quarter ended June 30, 2012 decreased $496,000 to $330,000 from the same quarter in 2011. Noninterest income for the six months ended June 30, 2012 decreased $811,000 from the same six month period in 2011.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months	Increase/	Percentage
	Ended	(Decrease) from	Increase/
	June 30, 2012	June 30, 2011	(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$31	$-	-%
Loan service fees	163	128	365.7
Gain on sale of investments	94	(657)	(87.5)
Servicing rights, net	(12)	6	(33.3)
Other	54	27	100.0
Total noninterest income	$330	$(496)	(60.0)

We recorded $94,000 in net gains on sales of investments during the quarter ended June 30, 2012. During the second quarter of 2012, we sold $12.1 million of long-term, fixed-rate, mortgage-backed securities and purchased $8.3 million of primarily variable-rate investments. These transactions were executed to continue improving the Bank’s interest rate risk profile. During the second quarter of 2011, we sold $20.6 million of securities, resulting in a $751,000 gain. The larger gain in 2011 was due to a larger amount of securities being sold with higher coupon rates. In addition, we recognized $130,000 related to prepayment penalties on two commercial loans during the second quarter of 2012, as compared to $2,000 for the same period in 2011.

	Six Months	Increase/	Percentage
	Ended	(Decrease) from	Increase/
	June 30, 2012	June 30, 2011	(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$47	$(2)	(4.1)%
Loan service fees	194	100	106.4
Gain on sale of investments	288	(974)	(77.2)
Servicing rights, net	(22)	14	(38.9)
Other	104	51	96.2
Total noninterest income	$611	$(811)	(57.0)

The decrease in noninterest income for the six months ended June 30, 2012 from the comparable period in 2011 was principally the result of net gains of $288,000 on the sales of $22.9 million of investments as compared to $1.3 million in gains on the sales of $29.8 million of investments during the first six months of 2011. The larger gain in 2011 was due to a larger amount of securities being sold with higher coupon rates.

Noninterest Expense. Noninterest expense increased $157,000 to $6.6 million for the second quarter of 2012, from $6.4 million for the same quarter in 2011. For the six months ended June 30, 2012, noninterest expense decreased $804,000 to $12.2 million from $13.0 million for the same period in 2011.

The following table provides the detail of the changes in noninterest expense:

	Three Months	Increase/	Percentage
	Ended	(Decrease) from	Increase/
	June 30, 2012	June 30, 2011	(Decrease)
	(Dollars in thousands)
Compensation and employee benefits	$3,451	$237	7.4%
Occupancy and equipment	395	-	-
Professional fees	468	(34)	(6.8)
Data processing	185	2	1.1
Gain on sale of OREO property, net	(128)	380	74.8
OREO market value adjustments	235	(54)	(18.7)
OREO related expenses, net	446	(540)	(54.8)
Regulatory assessments	314	(298)	(48.7)
Insurance and bond premiums	100	(148)	(59.7)
Proxy contest and related litigation	604	604	100.0
Marketing	61	11	22.0
Other general and administrative	438	(3)	(0.7)
Total noninterest expense	$6,569	$157	2.4

The increase in noninterest expense for the second quarter of 2012, compared to the same period in 2011, was primarily a result of an additional $604,000 of expenses incurred during the quarter associated with the proxy contest and related litigation, which primarily includes legal fees, proxy solicitation services and printing costs. Partially offsetting this increase were decreases in net OREO-related expenses of $214,000 and FDIC deposit insurance of $298,000, as compared to the same period in 2011.

	Six Months	Increase/	Percentage
	Ended	(Decrease) from	Increase/
	June 30, 2012	June 30, 2011	(Decrease)
	(Dollars in thousands)
Compensation and employee benefits	$6,878	$375	5.8%
Occupancy and equipment	800	3	0.4
Professional fees	941	(41)	(4.2)
Data processing	366	(26)	(6.6)
Gain on sale of OREO property, net	(349)	785	69.2
OREO market value adjustments	545	(372)	(40.6)
OREO related expenses, net	935	(901)	(49.1)
Regulatory assessments	411	(911)	(68.9)
Insurance and bond premiums	200	(295)	(59.6)
Proxy contest and related litigation	604	604	100.0
Marketing	113	2	1.8
Other general and administrative	746	(27)	(3.5)
Total noninterest expense	$12,190	$(804)	(6.2)

The decrease in noninterest expense for the six month period was primarily due to decreases in FDIC deposit insurance of $911,000 and $488,000 related to OREO expenses partially offset by a $604,000 increase in proxy contest and related litigation expenses.

        Federal Income Tax Expense. We recorded a $999,000 federal income tax benefit for the second quarter ended June 30, 2012. This benefit was primarily the result of a $1.0 million reduction in our deferred tax asset valuation allowance. Our continued profitability and positive projected future operating results allowed us to record this benefit. There was no comparable benefit recorded in the same quarter in 2011. For the six months ended June 30, 2012, the federal income tax benefit was $951,000 for the same reason as for the quarter ended June 30, 2012. No comparable benefit was recorded for the six months ended June 30, 2011.

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

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At June 30, 2012, certificates of deposit scheduled to mature in one year or less totaled $275.1 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

Our primary source of funds is our deposits. When deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to advances from the FHLB, wholesale funding, federal funds purchased, dealer repurchase agreements and other short-term alternatives as permissible by regulation and subject to certain collateral requirements. At June 30, 2012, the Bank maintained credit facilities with the FHLB totaling $256.8 million with an outstanding balance of $83.1 million. At June 30, 2012, we also had available a $10.0 million credit facility with another financial institution, with no balance outstanding. For additional information see the Consolidated Statements of Cash Flows in Item 1 of this Form
10-Q.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability until the instrument is exercised. At June 30, 2012, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at June 30, 2012.

		Amount of Commitment Expiration - Per Period
			After One	After Three
	Total Amounts	Through	Through	Through	After
	Committed	One Year	Three Years	Five Years	Five Years
			(In thousands)
Commitments to originate loans	$7,634	$7,634	$-	$-	$-
Unused portion of lines of credit	7,895	262	2,826	550	4,257
Undisbursed portion of construction loans	845	845	-	-	-
Total commitments	$16,374	$8,741	$2,826	$550	$4,257

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

Capital

At June 30, 2012, stockholders’ equity totaled $184.2 million, or 18.4% of total assets. Our book value per share of common stock was $9.79 at June 30, 2012, compared to $9.64 at December 31, 2011. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” institution in accordance with regulatory standards. As of June 30, 2012, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank only were as follows at June 30, 2012: Tier 1 leverage capital 14.85%; Tier 1 risk-based capital 25.98%; and Total risk-based capital 27.24%. The regulatory capital requirements to be considered well capitalized are 10%, 6% and 5%, respectively. The Bank met the financial ratios for “well-capitalized” status at June 30, 2012. In addition, at June 30, 2012, First Financial Northwest, the parent company of the Bank, had $19.2 million of available cash to potentially increase its investment in the Bank.

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

We utilize a number of measures to actively monitor and manage our exposure to interest rate risk, including net interest income and economic value of equity simulation models. We prepare these models on a quarterly basis for review by our Asset Liability Committee (“ALCO”), senior management and Board of Directors. The use of these models requires us to formulate and apply assumptions to various balance sheet items. Assumptions regarding interest rate risk are inherent in all financial institutions and may include, but are not limited to, prepayment speeds on loans and mortgage-backed securities, cash flows and maturities of financial instruments held for purposes other than trading, changes in market conditions, loan volumes and pricing, deposit sensitivities, consumer preferences and management’s capital plans. We believe that the data and assumptions used for our models are reasonable representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, these assumptions are inherently uncertain; therefore, the models cannot precisely estimate net interest income or predict the impact of higher or lower interest rates on net interest income. Actual results may differ significantly from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and specific strategies, among other factors.

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on our net interest income and capital, while structuring the asset and liability components to maximize net interest margin, utilize capital effectively and provide adequate liquidity. We rely primarily on our asset/liability structure to control interest rate risk. We assume a high level of interest rate risk as a result of our business model which calls for us to originate and hold fixed-rate, single-family loans, which by their nature are longer-term than customer deposits and borrowed funds.

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

Our income simulation model examines changes in net interest income in which interest rates are assumed to remain at their base level, gradually increase by 100, 200 and 300 basis points over a 12-month period, or decline assuming a gradual 100 basis point reduction in rates. Reductions of rates by 200 and 300 basis points were not reported due to the very low current rate environment and the unlikely event of rates declining further. Based on information as of June 30, 2012, our model indicated that net interest income over the next 12 months would grow in the increasing rate scenarios of 100, 200 and 300 basis points as well as a declining 100 basis point scenario.

Our interest income increases in all three rising rate scenarios due to our current level of liquidity, which is interest-bearing deposits we hold in other banks and our portfolio of variable rate investment securities. These investments reprice as interest rates rise, reflecting higher yields and higher interest income. Our loan portfolio is comprised predominately of fixed-rate products so changing interest rates have a modest affect on interest income earned from our loan portfolio. Interest expense rises in the increasing 300 rate scenario, but declines in the increasing 100 and 200 basis point scenarios, primarily due to the immediate impact of rising rates on our money market deposits and the deferred maturity-driven impact on our existing, higher-cost certificates of deposit. If rates were to gradually increase 100 basis points over the next 12 months the weighted-average cost for renewed certificates of deposit would be approximately 1.32%. The current cost of these maturing certificates of deposit is 1.64%. We also receive a benefit from the sensitivity of our interest-bearing deposit liabilities, as the cost of these products does not increase at the same rate that prevailing interest rates increase.

In a declining interest rate environment of 100 basis points, net interest income increases slightly as reductions in interest income are outweighed by declines in interest expense. In this rate environment, our interest-bearing deposits in other banks reprice to lower yields from the current yield of 25 basis points and interest earned on our investment portfolio decreases due to prepayments and declining yield on the portfolio’s adjustable-rate component. Interest income from our loan portfolio declines significantly as a result of increases in simulated prepayments of principal. Offsetting the declines to interest income, interest expense on our core deposits and maturing certificates of deposit reprice downwards. The weighted-average cost for renewed certificates of deposit declines to approximately 0.41%, a decrease of 123 basis points compared to the current cost of 1.64%.

During the second quarter of 2012, we completed several transactions to improve the Bank’s interest rate risk profile. We sold $12.1 million of primarily long-term, fixed-rate, mortgaged-backed securities and purchased $8.1 million of variable rate investments. Together these actions resulted in a significant increase in the level of interest sensitive assets on our balance sheet. These transactions were part of our overall strategy to convert the majority of our investments to a more interest rate sensitive portfolio and to protect against the interest rate risk from our predominately fixed-rate loan portfolio in anticipation of a rising interest rate environment. Model results reflecting these shifts in interest sensitive assets are included in the table below:

	Net Interest Income Change at
	June 30, 2012
	Basis Point Change in Rates	% Change
	+300	8.24%
	+200	6.03
	+100	3.70
	Base	0.64
	(100)	0.78
(1)	(200)	N/A
(1)	(300)	N/A

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

The rising and falling interest rate scenarios indicate that, if customer loan and deposit preferences do not change in response to further movements of the yield curve, a parallel 300, 200 or 100 basis point increase and a 100 point decline in rates over a 12-month period will result in a positive change in our net interest income.

Economic Value of Equity (EVE) Simulation Model Results

The following table illustrates the change in the net portfolio value at June 30, 2012 that would occur in the event of an immediate change in interest rates equally across all maturities. The simulation model results are reported quarterly and are predicated upon a stable balance sheet, with no growth in assets or liabilities. Although the net portfolio value measurement provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

The EVE analysis estimates the present value of all financial instruments in our portfolio and analyzes how the economic value of the portfolio would be affected by various interest rate scenarios. The portfolio’s economic value is calculated by generating principal and interest cash flows for the entire life of all assets and liabilities and discounting these cash flows back to their present values. The assumed discount rate used for each projected cash flow is based on a current market rate, such as a FHLB or U.S. Treasury curve and from alternative instruments of comparable risk and duration.

Basis Point					Net Portfolio as % of		Market
Change in		Net Portfolio Value (2)			Portfolio Value of Assets		Value of
Rates (1)		Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	Assets (6)
(Dollars in thousands)
+300		$176,286	$(44,897)	(20.30)%	18.21%	(4.31)%	$968,257
+200		194,462	(26,721)	(12.08)	19.54	(2.56)	995,041
+100		209,935	(11,248)	(5.09)	20.58	(1.08)	1,019,894
Base		221,183	-	-	21.23	-	1,041,779
(100)		244,295	23,112	10.45	22.79	2.22	1,071,916
(200)	(1)	N/A	N/A	N/A	N/A	N/A	N/A
(300)	(1)	N/A	N/A	N/A	N/A	N/A	N/A

(1) The current federal funds rate is 0.25%, making a 200 and 300 basis point decrease impossible.
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

In the simulated upward rate shifts of the yield curve, the discount rates used to calculate the present value of assets and liabilities will increase, causing the present values of fixed-rate assets to decline and fixed-rate liabilities to increase. Our EVE simulation model results as of June 30, 2012 indicated that if rates increased 100, 200 or 300 basis points the market value of our assets would decrease. This decrease is largely because of the fixed-rate nature of our loan portfolio. The fair value of our equity would also decrease under all three rising rate shift scenarios. The opposite occurs if rates were to decline. The discount rates used to calculate the present value of assets and liabilities will decrease, causing the present value of fixed-rate assets to increase and fixed-rate liabilities to decrease. If rates were to decrease by 100 basis points, the market value of our assets would increase and the fair value of equity would increase.

If interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth previously. Changes in U.S. Treasury rates in the designated amounts accompanied by changes in the shape of the U.S. Treasury yield curve could cause changes to the net portfolio value and net interest income other than those indicated previously.

At June 30, 2012, we had no derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be one of our primary risks as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no repurchases of equity securities in the second quarter of 2012.

The stock repurchase plan approved by the Board of Directors on February 18, 2009 expired during February 2012. There were 294,400 shares remaining to be purchased under the plan. Any future repurchases of stock would require regulatory approval as required by the MOU.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4	Form of stock certificate of First Financial Northwest (1)
10.1	Form of Employment Agreement for President and Chief Executive Officer (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe and Robert H. Gagnier (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (3)
10.7	2008 Equity Incentive Plan (4)
10.8	Forms of incentive and non-qualified stock option award agreements (5)
10.9	Form of restricted stock award agreement (5)
14	Code of Business Conduct and Ethics (6)
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of

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

First Financial Northwest, Inc.

Date: August 7, 2012	/s/Victor Karpiak
Victor Karpiak
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2012	/s/Kari Stenslie
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
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section.