Form 10-Q/A
period 2012-06-30
First Financial Northwest, Inc.
filed 2012-09-06
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended June 30, 2012, initially filed with the Securities and Exchange Commission (“SEC”) on August 7, 2012 (“Original Form 10-Q”), is being filed to amend Item 6 of Part II to furnish Exhibit 101 XBRL (eXtensible Business Reporting Language) interactive data files in accordance with Rule 401(a)(2) of Regulation S-T.  Exhibit 101 to this Form 10-Q/A includes the following information formatted in XBRL: (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

No other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the filing date of the Original Form 10-Q or modify or update any other disclosures made in the Original Form 10-Q.

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
21              Subsidiaries of the Registrant
31.1   Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (7)
31.2   Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act (7)
32              Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act (7)
101            The follwing materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.*

________________________________________
(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143549).
(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.
(3)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.
(4)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.
(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.
(6)	Registrant elects to satisfy Regulation S-K §229.406 (c) by posting its code of ethics on its website at www.fsbnw.com.
(7)	Previously filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which was filed with the SEC on August 7, 2012.

*Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Financial Northwest, Inc.

Date: September 6, 2012	/s/Victor Karpiak
Victor Karpiak
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: September 6, 2012	/s/Kari Stenslie
Kari Stenslie
Chief Financial Officer
(Principal Financial and Accounting Officer)