Form 10-Q
period 2012-09-30
First Financial Northwest, Inc.
filed 2012-11-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes [ ] No [X]

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2012, 18,805,168 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

Item 1. Financial Statements

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Dollars in thousands, except share data) (Unaudited)

	September 30,	December 31,
Assets	2012	2011

Cash on hand and in banks	$5,265	$4,620
Interest-bearing deposits	103,968	160,141
Investments available-for-sale, at fair value	158,959	129,002
Loans receivable, net of allowance of $14,168 and $16,559	650,348	703,288
Premises and equipment, net	18,259	18,922
Federal Home Loan Bank stock, at cost	7,347	7,413
Accrued interest receivable	3,730	3,856
Federal income tax receivable	60	1,060
Deferred tax assets	1,000	-
Other real estate owned ("OREO")	19,209	26,044
Prepaid expenses and other assets	4,908	5,044
Total assets	$973,053	$1,059,390

Liabilities and Stockholders' Equity

Interest-bearing deposits	$689,950	$782,652
Noninterest-bearing deposits	6,147	6,013
Advances from the Federal Home Loan Bank	83,066	83,066
Advance payments from borrowers for taxes and insurance	4,164	2,093
Accrued interest payable	187	184
Other liabilities	4,577	4,062
Total liabilities	788,091	878,070

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares,
no shares issued or outstanding	-	-
Common stock, $0.01 par value; authorized 90,000,000 shares;
issued and outstanding 18,805,168 shares at September 30, 2012
and December 31, 2011	188	188
Additional paid-in capital	190,085	188,816
Retained earnings, substantially restricted	5,139	3,937
Accumulated other comprehensive income, net of tax	835	511
Unearned Employee Stock Ownership Plan ("ESOP") shares	(11,285)	(12,132)
Total stockholders' equity	184,962	181,320
Total liabilities and stockholders' equity	$973,053	$1,059,390

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Dollars in thousands, except share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$9,539	$11,397	$29,813	$35,716
Investments available-for-sale	507	926	1,600	3,393
Interest-bearing deposits with banks	111	127	305	297
Total interest income	$10,157	$12,450	$31,718	$39,406
Interest expense
Deposits	2,429	3,981	7,997	12,714
Federal Home Loan Bank advances	517	589	1,539	1,748
Total interest expense	$2,946	$4,570	$9,536	$14,462
Net interest income	7,211	7,880	22,182	24,944
Provision for loan losses	700	1,300	3,050	4,100
Net interest income after provision for loan losses	$6,511	$6,580	$19,132	$20,844
Noninterest income
Net gain on sale of investments	-	479	288	1,741
Other	107	77	430	237
Total noninterest income	$107	$556	$718	$1,978

Noninterest expense
Compensation and employee benefits	3,680	3,544	10,558	10,047
Occupancy and equipment	391	370	1,191	1,167
Professional fees	460	449	1,401	1,431
Data processing	174	181	540	573
Gain on sale of OREO property, net	(78)	(293)	(427)	(1,427)
OREO market value adjustments	1,157	515	1,702	1,432
OREO related expenses, net	486	540	1,421	2,376
Regulatory assessments	298	578	709	1,900
Insurance and bond premiums	100	248	300	743
Proxy contest and related litigation	264	-	868	-
Marketing	68	43	181	154
Other general and administrative	457	338	1,203	1,111
Total noninterest expense	$7,457	$6,513	$19,647	$19,507
Income (loss) before benefit for federal income taxes	(839)	623	203	3,315
Federal income tax benefit	(48)	-	(999)	-
Net income (loss)	$(791)	$623	$1,202	$3,315

Basic income (loss) per share	$(0.04)	$0.04	$0.07	$0.19
Diluted income (loss) per share	$(0.04)	$0.04	$0.07	$0.19

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss)	$(791)	$623	$1,202	$3,315

Other comprehensive income (loss), before tax
Unrealized holding gains on available-for-sale securities	815	402	612	2,060
Reclassification adjustment for net gains realized in income	-	(479)	(288)	(1,741)
Other comprehensive income (loss), before tax	815	(77)	324	319
Income tax benefit related to items of other comprehensive income (loss)	-	1,490	-	1,060
Other comprehensive income (loss), net of tax	$815	$(1,567)	$324	$(741)
Total comprehensive income (loss)	$24	$(944)	$1,526	$2,574

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity For the Nine Months Ended September 30, 2012 (Dollars in thousands, except share data) (Unaudited)

					Accumulated
					Other
					Comprehensive		Total
		Common	Additional	Retained	Income,	Unearned	Stockholders'
	Shares	Stock	Paid-in Capital	Earnings	Net of Tax	ESOP Shares	Equity
Balances at December 31, 2011	18,805,168	$188	$188,816	$3,937	$511	$(12,132)	$181,320
Total other comprehensive income, net of tax	-	-	-	1,202	324	-	1,526
Compensation related to stock options
and restricted stock awards	-	-	1,472	-	-	-	1,472
Allocation of 84,640 ESOP shares	-	-	(203)	-	-	847	644
Balances at September 30, 2012	18,805,168	$188	$190,085	$5,139	$835	$(11,285)	$184,962

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,202	$3,315
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,050	4,100
OREO market value adjustments	1,702	1,432
Gain on sale of OREO property, net	(427)	(1,427)
Depreciation of premises and equipment	767	792
Net amortization of premiums and discounts on investments	1,260	1,835
ESOP expense	644	446
Compensation expense related to stock options and restricted stock awards	1,472	1,489
Net realized gain on investments available-for-sale	(288)	(1,741)
Loss from disposal of premises and equipment	9	-
Deferred federal income taxes	(1,000)	(1,061)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	136	1,222
Federal income taxes, net	1,000	5,916
Accrued interest receivable	126	714
Accrued interest payable	3	14
Other liabilities	515	513
Investment transactions payable	-	10,000
Net cash provided by operating activities	$10,171	$27,559

Cash flows from investing activities:
Proceeds from sales or calls of investments	23,200	74,633
Reimbursed (capitalized) improvements on OREO	16	(181)
Proceeds from sales of OREO properties	15,067	25,814
Principal repayments on investments	15,734	24,602
Purchases of investments	(69,539)	(74,679)
Net decrease in loans receivable	40,367	104,393
FHLB stock dividend redemption	66	-
Purchases of premises and equipment	(113)	(55)
Net cash provided by investing activities	$24,798	$154,527

Balance, carried forward	$34,969	$182,086

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Balance, brought forward	$34,969	$182,086
Cash flows from financing activities:
Net decrease in deposits	(92,568)	(69,681)
Advances from the Federal Home Loan Bank	110	-
Repayments of advances from the Federal Home Loan Bank	(110)	-
Net increase in advance payments from borrowers for taxes and insurance	2,071	1,367
Net cash used by financing activities	$(90,497)	$(68,314)

Net increase (decrease) in cash	(55,528)	113,772
Cash and cash equivalents:
Beginning of period	164,761	98,427
End of period	$109,233	$212,199

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,533	$14,448
Federal income taxes	$60	$-
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan losses, transferred to OREO	$9,523	$20,737

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

On March 27, 2012, the Bank’s regulators, the FDIC and the DFI, terminated the Consent Order (“Order”) which became effective on September 24, 2010. In place of the Order, the Bank entered into an MOU which is an informal regulatory action, with the FDIC and DFI. The Order was terminated as a result of the steps the Bank took in complying with the Order, including reducing its level of classified assets, increasing earnings, augmenting management and improving the overall condition of the Bank.

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

Note 3 – Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and nine

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the ALLL, the valuation of other real estate owned (“OREO”) and the underlying collateral of loans in the process of foreclosure, deferred tax assets and the fair value of financial instruments.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 4 – Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The ASU amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. The provisions of ASU No. 2011-03 were effective for the Company’s reporting period beginning on or after December 15, 2011. The ASU was applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date and early adoption was not permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (International Financial Reporting Standards). The ASU amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 were effective for the Company’s reporting period beginning after December 15, 2011 and were applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 were effective for the Company’s reporting periods beginning after December 15, 2011 and were applied retrospectively. Early adoption was permitted and there were no required transition disclosures. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-2, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-2”). This ASU states that an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount, in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Under guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 – Investments

Investment securities available-for-sale are summarized as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$38,253	$1,341	$(1)	$39,593
Freddie Mac	16,439	376	-	16,815
Ginnie Mae	33,199	90	(124)	33,165
Municipal bonds	2,049	11	(233)	1,827
U.S. Government sponsored entities and agencies	67,395	191	(27)	67,559
Total	$157,335	$2,009	$(385)	$158,959

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$50,981	$1,182	$-	$52,163
Freddie Mac	19,285	560	-	19,845
Ginnie Mae	7,416	79	-	7,495
Municipal bonds	2,085	32	(270)	1,847
U.S. Government sponsored entities and agencies	47,934	2	(284)	47,652
Total	$127,701	$1,855	$(554)	$129,002

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	September 30, 2012
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$4,892	$(1)	$-	$-	$4,892	$(1)
Ginnie Mae	16,358	(124)	-	-	16,358	(124)
Municipal bonds	-	-	1,173	(233)	1,173	(233)
U.S Government sponsored
entities and agencies	12,883	(27)	-	-	12,883	(27)
Total	$34,133	$(152)	$1,173	$(233)	$35,306	$(385)

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
	(In thousands)
Municipal bonds	$-	$-	$1,137	$(270)	$1,137	$(270)
U.S. Government sponsored
entities and agencies	45,039	(284)	-	-	45,039	(284)
Total	$45,039	$(284)	$1,137	$(270)	$46,176	$(554)

       At September 30, 2012, we had one security with a gross unrealized loss of $233,000 with a fair value of $1.2 million that had an unrealized loss for greater than one year. At December 31, 2011, this same security had a gross unrealized loss of $270,000 with a fair value totaling $1.1 million that had an unrealized loss for greater than one year. We reviewed the financial condition of the entity underlying this security at both September 30, 2012 and December 31, 2011, and determined an other-than-temporary impairment (“OTTI”) was not warranted.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. We consider many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an OTTI are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on our Consolidated Statements of Operations. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For the three and nine months ended September 30, 2012 and 2011, we did not have any OTTI losses on investments.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and estimated fair value of investments available-for-sale at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2012
	Amortized Cost	Fair Value
	(In thousands)
Due after one year through five years	$50,053	$50,078
Due after five years through ten years	4,722	4,760
Due after ten years	14,669	14,548
	69,444	69,386
Mortgage-backed investments	87,891	89,573
Total	$157,335	$158,959

      Under Washington state law, in order to participate in the public funds program we are required to pledge as collateral an amount equal to 100% of the public deposits we hold in the form of eligible securities. Investments with a market value of $15.9 million and $31.8 million were pledged as collateral for public deposits at September 30, 2012 and December 31, 2011, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

We did not sell any investments during the three months ended September 30, 2012. We sold $43.1 million of investments during the three months ended September 30, 2011, resulting in gross gains of $487,000. For the nine months ended September 30, 2012 and 2011, we sold $22.9 million and $72.9 million of investments, respectively, resulting in gross gains of $294,000 and $1.7 million, respectively.

There were no gross losses on the sales of investments for the three months ended September 30, 2012 and there were $8,000 of gross losses for the same period in 2011. For the nine months ended September 30, 2012 and 2011, there were gross losses on the sales of investments of $6,000 and $8,000, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Loans Receivable

         Loans receivable are summarized as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
One-to-four family residential: (1)	$313,562	$335,412

Multifamily:
Permanent	107,575	110,148
Construction	-	3,526
	107,575	113,674
Commercial real estate:
Permanent	200,490	218,032
Construction	12,500	12,500
Land	1,947	1,811
	214,937	232,343
Construction/land development: (2)
One-to-four family residential	1,625	6,194
Multifamily	806	855
Commercial	-	1,104
Land development	14,435	16,990
	16,866	25,143

Business	3,503	3,909
Consumer	10,778	12,499
Total loans	667,221	722,980
Less:
Loans in process	931	1,372
Deferred loan fees, net	1,774	1,761
ALLL	14,168	16,559
Loans receivable, net	$650,348	$703,288

(1)	Includes $144.5 million and $147.4 million of non-owner occupied loans at September 30, 2012 and December 31, 2011, respectively.

(2) Excludes construction loans that will convert to permanent loans. We consider these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. As a result, at September 30, 2012, we had $12.5 million, or 5.8% of our total commercial real estate portfolio and no multifamily loans in these "rollover" type of loans. At December 31, 2011, we had $12.5 milllion, or 5.4% of our total commercial real estate portfolio and $3.5 million, or 3.1% of our total multifamily loan portfolio in these "rollover" type of loans. At September 30, 2012 and December 31, 2011, $1.9 million and $1.8 million, respectively, of commercial real estate land loans were not included in the construction/land development category because we classify our buildable lots where we do not intend to finance the construction as commercial real estate land loans.

At September 30, 2012 and December 31, 2011, there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent a summary of our ALLL and loan portfolio by loan type and impairment method:

	At or For the Three Months Ended September 30, 2012
	One-to-Four			Construction/
	Family		Commercial	Land
	Residential	Multifamily	Real Estate	Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$5,966	$2,024	$5,634	$567	$35	$224	$14,450
Charge-offs	(681)	-	(1,313)	(149)	-	(198)	(2,341)
Recoveries	-	-	3	1,355	-	1	1,359
Provision	863	(707)	1,623	(1,275)	-	196	700
Ending balance	$6,148	$1,317	$5,947	$498	$35	$223	$14,168

General reserve	$4,831	$1,317	$5,741	$498	$35	$223	$12,645
Specific reserve	$1,317	$-	$206	$-	$-	$-	$1,523

Loans: (1)
Total Loans	$313,562	$107,575	$214,937	$15,935	$3,503	$10,778	$666,290
General reserve (2)	$252,649	$101,621	$201,591	$7,938	$3,503	$10,637	$577,939
Specific reserve (3)	$60,913	$5,954	$13,346	$7,997	$-	$141	$88,351

(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Nine Months Ended September 30, 2012
	One-to-Four			Construction/
	Family		Commercial	Land
	Residential	Multifamily	Real Estate	Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$5,756	$950	$6,846	$2,503	$154	$350	$16,559
Charge-offs	(2,018)	(153)	(4,409)	(318)	-	(491)	(7,389)
Recoveries	12	-	475	1,457	-	4	1,948
Provision	2,398	520	3,035	(3,144)	(119)	360	3,050
Ending balance	$6,148	$1,317	$5,947	$498	$35	$223	$14,168

General reserve	$4,831	$1,317	$5,741	$498	$35	$223	$12,645
Specific reserve	$1,317	$-	$206	$-	$-	$-	$1,523

Loans: (1)
Total Loans	$313,562	$107,575	$214,937	$15,935	$3,503	$10,778	$666,290
General reserve (2)	$252,649	$101,621	$201,591	$7,938	$3,503	$10,637	$577,939
Specific reserve (3)	$60,913	$5,954	$13,346	$7,997	$-	$141	$88,351

(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2011
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

Loans: (1)
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

Loans: (1)
Total Loans	$346,222	$116,461	$236,775	$28,821	$3,531	$13,898	$745,708
General reserve (2)	$280,334	$113,311	$220,966	$16,930	$3,531	$13,784	$648,856
Specific reserve (3)	$65,888	$3,150	$15,809	$11,891	$-	$114	$96,852

(1) Net of undisbursed funds.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

Nonperforming loans, net of undisbursed funds, were $23.6 million and $23.7 million at September 30, 2012 and December 31, 2011, respectively. Foregone interest on nonaccrual loans for the three and nine months ended September 30, 2012 was $338,000 and $1.1 million, respectively. Foregone interest for the same periods in 2011 was $527,000 and $2.1 million, respectively.

There were no loans committed to be advanced in connection with impaired loans at September 30, 2012. At December 31, 2011, $36,000 was committed to be advanced in connection with impaired loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our loan portfolio is constantly being monitored for delinquent loans and changes in the financial condition of each borrower. When an issue is identified with one of our borrowers and it is determined that the loan needs to be classified as nonperforming and/or impaired, an evaluation of the collateral is performed prior to the end of the financial reporting period and, if necessary, an appraisal is ordered in accordance with our appraisal policy guidelines. Based on this evaluation, any additional provision for loan loss or charge-offs that may be needed is recorded prior to the end of the financial reporting period.

A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the loan. When identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the circumstances surrounding the loan and the borrower, including payment history and the amounts of any payment shortfall, length and reason for delay and the likelihood of a return to stable performance. Impairment is measured on a loan-by-loan basis for all loans in the portfolio. We obtain annual updated appraisals for impaired collateral dependent loans that exceed $1.0 million and loans that have been transferred to OREO. In addition, we may order appraisals on properties not included within these guidelines when there are extenuating circumstances where we are not otherwise able to determine the fair value of the property.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by the type of loan:

	September 30, 2012
		Unpaid
	Recorded	Principal	Related
	Investment (1)	Balance (2)	Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$6,437	$7,538	$-
Non-owner occupied	35,339	35,742	-
Multifamily	5,954	6,136	-
Commercial real estate	7,647	10,900	-
Construction/land development	7,997	12,671	-
Consumer	141	176	-
Total	63,515	73,163	-

Loans with an allowance:
One-to-four family residential:
Owner occupied	5,376	5,547	377
Non-owner occupied	13,761	13,965	940
Commercial real estate	5,699	5,699	206
Total	24,836	25,211	1,523

Total impaired loans:
One-to-four family residential:
Owner occupied	11,813	13,085	377
Non-owner occupied	49,100	49,707	940
Multifamily	5,954	6,136	-
Commercial real estate	13,346	16,599	206
Construction/land development	7,997	12,671	-
Consumer	141	176	-
Total	$88,351	$98,374	$1,523

_________
(1)	Represents the loan balance less charge-offs.
(2)	Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment (1)	Balance (2)	Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$8,007	$8,931	$-
Non-owner occupied	40,406	42,794	-
Multifamily	3,453	3,578	-
Commercial real estate	12,802	15,957	-
Construction/land development	9,199	22,776	-
Consumer	70	70	-
Total	73,937	94,106	-

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,588	4,724	180
Non-owner occupied	9,575	9,735	325
Commercial real estate	1,817	1,817	59
Total	15,980	16,276	564

Total impaired loans:
One-to-four family residential:
Owner occupied	12,595	13,655	180
Non-owner occupied	49,981	52,529	325
Multifamily	3,453	3,578	-
Commercial real estate	14,619	17,774	59
Construction/land development	9,199	22,776	-
Consumer	70	70	-
Total	$89,917	$110,382	$564

__________
(1)	Represents the loan balance less charge-offs.
(2)	Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment (1)	Recognized	Investment (1)	Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$7,284	$46	$7,813	$119
Non-owner occupied	36,147	497	37,738	1,545
Multifamily	4,620	143	4,035	234
Commercial real estate	8,106	75	11,411	255
Construction/land development	8,364	-	8,729	-
Consumer	211	1	182	3
Total	64,732	762	69,908	2,156

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,814	56	4,617	185
Non-owner occupied	11,615	298	10,489	519
Commercial real estate	5,709	73	3,885	212
Total	22,138	427	18,991	916

Total impaired loans:
One-to-four family residential:
Owner occupied	12,098	102	12,430	304
Non-owner occupied	47,762	795	48,227	2,064
Multifamily	4,620	143	4,035	234
Commercial real estate	13,815	148	15,296	467
Construction/land development	8,364	-	8,729	-
Consumer	211	1	182	3
Total	$86,870	$1,189	$88,899	$3,072

________
(1) Represents the loan balance less charge-offs.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment (1)	Recognized	Investment (1)	Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$7,618	$40	$7,747	$126
Non-owner occupied	44,759	552	44,858	1,683
Multifamily	3,154	42	2,833	126
Commercial real estate	13,311	112	11,744	329
Construction/land development	13,786	-	11,687	-
Consumer	114	1	123	2
Total	82,742	747	78,992	2,266

Loans with an allowance:
One-to-four family residential:
Owner occupied	5,207	57	5,216	193
Non-owner occupied	8,683	194	9,410	384
Multifamily	-	-	175	-
Commercial real estate	3,742	47	6,594	151
Construction/land development	-	-	9,332	-
Consumer	-	-	20	-
Total	17,632	298	30,747	728

Total impaired loans:
One-to-four family residential:
Owner occupied	12,825	97	12,963	319
Non-owner occupied	53,442	746	54,268	2,067
Multifamily	3,154	42	3,008	126
Commercial real estate	17,053	159	18,338	480
Construction/land development	13,786	-	21,019	-
Consumer	114	1	143	2
Total	$100,374	$1,045	$109,739	$2,994

________
(1) Represents the loan balance less charge-offs.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We account for certain loan modifications or restructurings as troubled debt restructured loans (“TDRs”). In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. A loan that is determined to be classified as a TDR is generally reported as a TDR until the loan is paid in full or otherwise settled, sold or charged-off. The following is a summary of information pertaining to nonperforming assets and TDRs:

	September 30,	December 31,
	2012	2011
	(In thousands)
Nonperforming assets (1):
Nonaccrual loans	$18,570	$18,613
Nonaccrual TDRs	5,013	5,079
Total nonaccrual loans	23,583	23,692
OREO	19,209	26,044
Total nonperforming assets	$42,792	$49,736

Performing TDRs	$64,768	$66,225
Nonaccrual TDRs	5,013	5,079
Total TDRs	$69,781	$71,304
_____________
(1) There were no loans 90 days or more past due and still accruing interest at September 30, 2012 and December 31, 2011.

The accrual status of a loan may change after it has been classified as a TDR. Once the loan is restructured, a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment are performed to assess the likelihood that all principal and interest payments required under the terms of the modified agreement will be collected in full.

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual when they are 90 days delinquent or when, in management’s opinion, the borrower is unable to meet scheduled payment obligations.

In order to return a nonaccrual loan to accrual status, each loan is evaluated on a case-by-case basis. We evaluate the borrower’s financial condition to ensure that future loan payments are reasonably assured. We also take into consideration the borrower’s willingness and ability to make the loan payments and historical repayment performance. We require the borrower to make the loan payments consistently for a period of at least six months as agreed to under the terms of the modified loan agreement before we will consider reclassifying the loan to accrual status.

The following table is a summary of nonaccrual loans by loan type:

	September 30,	December 31,
	2012	2011
	(In thousands)
One-to-four family residential	$8,447	$9,808
Multifamily	4,711	949
Commercial real estate	2,287	3,736
Construction/land development	7,997	9,199
Consumer	141	-
Total nonaccrual loans	$23,583	$23,692

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent a summary of the aging of loans by type:

	Loans Past Due at September 30, 2012
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$2,376	$672	$4,008	$7,056	$161,995	$169,051
Non-owner occupied	-	-	885	885	143,626	144,511
Multifamily	1,800	2,703	-	4,503	103,072	107,575
Commercial real estate	4,803	129	1,934	6,866	208,071	214,937
Construction/land development	166	-	4,015	4,181	11,754	15,935
Total real estate	9,145	3,504	10,842	23,491	628,518	652,009
Business	-	-	-	-	3,503	3,503
Consumer	345	644	119	1,108	9,670	10,778
Total	$9,490	$4,148	$10,961	$24,599	$641,691	$666,290

(1) There were no loans 90 days or more past due and still accruing interest at September 30, 2012.
(2) Net of undisbursed funds.

	Loans Past Due at December 31, 2011
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$2,594	$1,318	$4,076	$7,988	$180,009	$187,997
Non-owner occupied	761	-	3,224	3,985	143,394	147,379
Multifamily	-	-	949	949	112,314	113,263
Commercial real estate	633	-	2,621	3,254	228,583	231,837
Construction/land development	-	-	9,199	9,199	15,525	24,724
Total real estate	3,988	1,318	20,069	25,375	679,825	705,200
Business	240	-	-	240	3,669	3,909
Consumer	1,133	-	-	1,133	11,366	12,499
Total	$5,361	$1,318	$20,069	$26,748	$694,860	$721,608

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

   The following tables represent a summary of loans by type and risk category:

	September 30, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$289,037	$101,621	$193,505	$7,772	$3,503	$9,778	$605,216
Special mention	12,283	-	13,277	166	-	644	26,370
Substandard	12,242	5,954	8,155	7,997	-	356	34,704
Total	$313,562	$107,575	$214,937	$15,935	$3,503	$10,778	$666,290

(1) Net of undisbursed funds.

	December 31, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$307,807	$106,900	$203,997	$15,101	$3,909	$11,822	$649,536
Special mention	13,193	5,414	14,256	424	-	488	33,775
Substandard	14,376	949	13,584	9,199	-	189	38,297
Total	$335,376	$113,263	$231,837	$24,724	$3,909	$12,499	$721,608

(1) Net of undisbursed funds.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables summarize the loan portfolio by type and payment activity:

	September 30, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$305,115	$102,864	$212,650	$7,938	$3,503	$10,637	$642,707
Nonperforming (2)	8,447	4,711	2,287	7,997	-	141	23,583
Total	$313,562	$107,575	$214,937	$15,935	$3,503	$10,778	$666,290

(1)	There were $163.4 million of owner-occupied one-to-four family residential loans and $141.7 million of non-owner occupied one-to-four family residential loans classified as performing.
(2)	There were $5.7 million of owner-occupied one-to-four family residential loans and $2.8 million of non-owner occupied one-to-four family residential loans classified as nonperforming.
(3)	Net of undisbursed funds.
	December 31, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$325,568	$112,314	$228,101	$15,525	$3,909	$12,499	$697,916
Nonperforming (2)	9,808	949	3,736	9,199	-	-	23,692
Total	$335,376	$113,263	$231,837	$24,724	$3,909	$12,499	$721,608

(1)	There were $183.0 million of owner-occupied one-to-four family residential loans and $142.6 million of non-owner occupied one-to-four family residential loans classified as performing.
(2)	There were $5.0 million of owner-occupied one-to-four family residential loans and $4.8 million of non-owner occupied one-to-four family residential loans classified as nonperforming.
(3)	Net of undisbursed funds.

Management considers the following in determining the accrual status of restructured loans: (1) if the loan was on accrual status prior to the restructuring, the borrower has demonstrated performance under the previous terms, and our credit evaluation shows the borrower’s capacity to continue to perform under the restructured terms (both principal and interest payments), the loan will remain on accrual at the time of the restructuring; (2) if the loan was on nonaccrual status before the restructuring, and our credit evaluation shows the borrower’s capacity to meet the restructured terms, the loan would remain as nonaccrual for a minimum of six months until the borrower has demonstrated a reasonable period of sustained repayment performance (thereby providing reasonable assurance as to the ultimate collection of principal and interest in full under the modified terms).

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

   The following table presents TDRs and their recorded investment prior to the modification and after the modification:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
Principal and interest with interest rate concession	21	$3,750	$3,738	22	$3,964	$3,950
Principal and interest reamortized no interest rate concession	1	71	71	1	71	71
Commercial real estate:
Principal and interest with interest rate concession	-	-	-	1	1,415	1,400
Interest only payments with interest rate concession	-	-	-	2	2,508	2,504
Total	22	$3,821	$3,809	26	$7,958	$7,925

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
A/B note restructure	-	$-	$-	6	$1,130	$635
Interest only payments with interest rate concession	1	1,019	1,017	12	4,459	4,451
Principal and interest with interest rate concession	14	2,471	2,464	23	6,190	6,069
Interest only payments with no interest rate concession	-	-	-	2	527	510
Total	15	$3,490	$3,481	43	$12,306	$11,665

    At September 30, 2012, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the three and nine months ended September 30, 2012 were primarily a result of granting the borrower interest rate concessions for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession for a specific period of time is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. TDRs resulted in charge-offs to the ALLL of $107,000 for the three months ended September 30, 2012 and $751,000 for the nine months ended September 30, 2012.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2012 and 2011.

	Types of Modifications
	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Interest Only Payments with Interest Rate Concession	Interest Rate Concession	Number of Loans	Interest Only Payments with Interest Rate Concession	Interest Rate Concession
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	2	$377	$-	2	$377	$-
Commercial real estate	1	495	-	2	1,895	-
Total	3	$872	$-	4	$2,272	$-

	Types of Modifications
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Interest Only Payments with Interest Rate Concession	Interest Rate Concession	Number of Loans	Interest Only Payments with Interest Rate Concession	Interest Rate Concession
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	3	$-	$2,233	4	$391	$2,233

       TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL.

Note 7 – Other Real Estate Owned

The following table is a summary of OREO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$22,206	$25,979	$26,044	$30,102
Loans transferred to OREO	1,501	4,787	9,523	20,737
Capitalized (reimbursed) improvements	(16)	91	(16)	181
Dispositions of OREO	(3,325)	(5,141)	(14,640)	(24,387)
Market value adjustments	(1,157)	(515)	(1,702)	(1,432)
Ending balance	$19,209	$25,201	$19,209	$25,201

       OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. OREO at September 30, 2012 consisted of $5.1 million in one-to-four family residential homes, $560,000 in multifamily properties, $3.0 million in construction/land development projects and $10.6 million in commercial real estate properties.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	Fair Value Measurements at September 30, 2012
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$39,593	$-	$39,593	$-
Freddie Mac	16,815	-	16,815	-
Ginnie Mae	33,165	-	33,165	-
Municipal bonds	1,827	-	1,827	-
U.S. Government sponsored entities and agencies	67,559	-	67,559	-
Total	$158,959	$-	$158,959	$-

	Fair Value Measurements at December 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$52,163	$-	$52,163	$-
Freddie Mac	19,845	-	19,845	-
Ginnie Mae	7,495	-	7,495	-
Municipal bonds	1,847	-	1,847	-
U.S. Government sponsored entities and agencies	47,652	-	47,652	-
Total	$129,002	$-	$129,002	$-

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis:

	Fair Value Measurements at September 30, 2012
		Quoted Prices in	Significant
		Active Markets	Other	Significant
	Fair Value	for Identical	Observable	Unobservable	Total
	Measurements	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Losses
	(In thousands)
Impaired loans (included in loans
receivable, net) (1) (2)	$86,828	$-	$-	$86,828	$1,523
OREO (3)	19,209	-	-	19,209	1,157
Total	$106,037	$-	$-	$106,037	$2,680
__________
(1) The loss represents the specific reserve against loans that were considered impaired at September 30, 2012.
(2) There were no undisbursed funds at September 30, 2012.
(3) The loss represents OREO market value adjustments for the quarter ended September 30, 2012.

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

The fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis. Inputs used in the collateral value method include appraised values, estimates of certain completion costs and closing and selling costs. Some of these inputs may not be observable in the marketplace. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the borrower.

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

	September 30, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)

Impaired loans	$86,828	Market approach	Adjusted for differences between comparable sales	0% - 100% (1.4%)

OREO	$19,209	Market approach	Adjusted for differences between comparable sales	0% - 30% (13.0%)

The carrying amounts and estimated fair values of financial instruments were as follows:

	September 30, 2012
	Carrying	Estimated	Fair Value Measurements Using:
	Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,265	$5,265	$5,265	$-	$-
Interest-bearing deposits	103,968	103,968	103,968	-	-
Investments available-for-sale	158,959	158,959	-	158,959	-
Loans receivable, net	650,348	681,776	-	-	681,776
Federal Home Loan Bank stock	7,347	7,347	7,347	-	-
Accrued interest receivable	3,730	3,730	-	3,730	-

Financial Liabilities:
Deposits	195,233	195,233	195,233	-	-
Certificates of deposit	500,864	505,033	-	-	505,033
Advances from the FHLB	83,066	84,165	-	84,165	-
Accrued interest payable	187	187	-	187	-

	December 31, 2011
	Carrying	Estimated
	Value	Fair Value
	(In thousands)
Financial Assets:
Cash on hand and in banks	$4,620	$4,620
Interest-bearing deposits	160,141	160,141
Investments available-for-sale	129,002	129,002
Loans receivable, net	703,288	738,266
Federal Home Loan Bank stock	7,413	7,413
Accrued interest receivable	3,856	3,856

Financial Liabilities:
Deposits	218,621	218,621
Certificates of deposit	570,044	577,570
Advances from the FHLB	83,066	84,926
Accrued interest payable	184	184

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

Note 9 – Federal Home Loan Bank Stock

At September 30, 2012, we held $7.3 million of FHLB stock. FHLB stock is carried at par ($100 per share) and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

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

On October 25, 2010, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The Consent Order sets forth requirements for capital

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

management, asset composition, and other operational and risk management improvements. In addition, the FHLB may not repurchase member stock or pay dividends, until they achieve and maintain financial thresholds established by the FHFA as part of the agency’s supervisory process, subject to FHFA approval. These restrictions are not expected to have a material effect on our financial position, liquidity or results of operation. We have determined there is no OTTI on the FHLB stock investment as of September 30, 2012.

During the third quarter of 2012, the FHLB announced that the FHFA had granted them the authority to repurchase up to $25 million in excess capital stock per quarter, provided that their financial condition – measured primarily by the ratio of market value of equity-to-par value of capital stock – does not deteriorate. As a result, the FHLB repurchased shares on a pro-rata basis from its shareholders, including 660 shares from the Bank, at par value during the third quarter of 2012.

Note 10 - Stock-Based Compensation

In June 2008, our shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $539,000 and $540,000 for the three months ended September 30, 2012 and 2011, respectively, and the related income tax benefit was $189,000 for both quarters ended September 30, 2012 and 2011.

Total compensation expense for the Plan was $1.5 million for both nine month periods ended September 30, 2012 and 2011, and the related income tax benefit was $515,000 and $521,000 for the nine months ended September 30, 2012 and 2011, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 2,285,280 shares to our directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of our common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. We have a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At September 30, 2012, remaining options for 886,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the grant date using a Black-Scholes model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The historical volatility of our stock price over a specified period of time is used for the expected volatility assumption. We base the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. We elected to use the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at the midpoint. There were 50,000 shares of options granted during both the three and nine months ended September 30, 2012. The fair value of options granted during the third quarter of 2012 was determined using the following assumptions as of the grant date:

Annual dividend yield	0.00%
Expected volatility	30.00%
Risk-free interest rate	1.06%
Expected term	6.5 years
Weighted-average grant date fair value per option granted	$2.58

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

    The following is a summary of our stock option plan awards for the nine months ended September 30, 2012:

			Weighted-Average	Aggregate	Weighted-Average
		Weighted-Average	Remaining Contractual	Intrinsic	Grant-Date
	Shares	Exercise Price	Term in Years	Value	Fair Value
Outstanding at January 1, 2012	1,373,524	$9.52	6.60	$94	$1.91
Granted	50,000	8.01	9.97	2	2.58
Exercised	-	-	-		-
Forfeited or expired	(25,000)	9.78	-		1.92
Outstanding at September 30, 2012	1,398,524	9.46	6.00	203	1.93

Expected to vest assuming a 3% forfeiture
rate over the vesting term	339,211	8.95	6.56	119

Exercisable at September 30, 2012	1,048,819	9.63	5.81	80

As of September 30, 2012, there was $537,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards amounting to 914,112 shares to our directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At September 30, 2012, remaining restricted awards for 121,078 shares were available to be granted. Shares that have been repurchased totaled 212,847 and are held in trust until they are issued in connection with the agreement.

The following is a summary of changes in nonvested restricted stock awards for the nine months ended September 30, 2012:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2012	310,494	$9.66
Granted	50,000	8.01
Vested	(143,647)	9.93
Forfeited	(4,000)	10.35
Nonvested at September 30, 2012	212,847	9.08

Expected to vest assuming a 3% forfeiture
rate over the vesting term	206,461

As of September 30, 2012, there was $1.7 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.1 years. The total fair value of shares that vested during the quarters ended September 30, 2012 and 2011 was $1.3 million and $1.4 million, respectively. The total fair value of shares that vested during both nine month periods ended September 30, 2012 and 2011 was $1.4 million.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we considered positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings. We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset. After reviewing and weighing these various factors, in 2010 we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential.

As of September 30, 2012, the consolidated balance sheet includes gross deferred tax assets of $26.4 million and a deferred tax asset valuation allowance of $22.1 million. Deferred tax assets that will most likely not be recognized total $5.3 million and relate to the contribution carryforward and the AMF capital loss carryforward. The remaining $21.1 million of tax assets may be recognized in the future if the Company remains profitable. Deferred tax liabilities totaled $3.3 million, resulting in a net deferred tax asset of $1.0 million at September 30, 2012.

Note 12 – Earnings Per Share

Per the provisions of FASB ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s nonvested restricted stock awards qualify as participating securities. The inclusion of these awards in the computation of EPS was immaterial for the three and nine months ended September 30, 2012 and 2011. ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

           The following table presents a reconciliation of the components used to compute basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except share data)
Net income	$(791)	$623	$1,202	$3,315

Basic weighted-average common shares outstanding	17,658,005	17,545,157	17,629,863	17,519,016
Plus common stock options considered outstanding for
dilutive purposes (excludes antidilutive options)	-	-	18,137	-
Diluted weighted-average common shares outstanding	17,658,005	17,545,157	17,648,000	17,519,016

Basic earnings (loss) per share	$(0.04)	$0.04	$0.07	$0.19
Diluted earnings (loss) per share	$(0.04)	$0.04	$0.07	$0.19

Options to purchase an additional 1,348,524 and 1,323,524 shares of common stock at September 30, 2012 and 2011, respectively, were not included in the computation of diluted earnings per share because their exercise price resulted in them being antidilutive.

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

On October 5, 2012, the King County Superior Court heard oral argument concerning a motion for summary judgment filed by the Stilwell Group and the cross-motions for summary judgment filed by (1) First Financial Northwest, Inc. and Victor Karpiak and (2) Raymond J. Riley, the Inspector of Election (collectively, the “Defendants”).

On October 9, 2012, the Court issued an order in which it denied the Stilwell Group’s motion for summary judgment and granted in part the Defendants’ cross-motions. The Court agreed with the Defendants that the Inspector of Election correctly determined that the Stilwell Group did not cast a ballot before the time to vote had closed. The Court concluded, however, that certain material facts were in dispute that precluded it from ruling as a matter of law on whether the Inspector of Election correctly determined that he could not accept a master ballot that the Stilwell Group submitted after the polls had closed. The determination of this factual dispute will take place at an evidentiary hearing in January 2013.

Currently, the amount or range of reasonably possible losses related to the proxy contest litigation cannot be estimated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements:

Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believe,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be affected by deterioration in the housing and commercial real estate markets and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our ALLL not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the FRB and our bank subsidiary by the FDIC, the DFI or other regulatory authorities, including the possibility that any such regulatory authority may initiate additional enforcement actions against the Company or the Bank to take additional corrective action and refrain from unsafe and unsound practices which also may require us, among other things, to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including the requirements and restrictions that have been imposed upon the Company under the memorandum of understanding with the FRB and the memorandum of understanding the Bank entered into with the FDIC and the DFI and the possibility that the Company and the Bank will be unable to fully comply with these informal enforcement actions which could result in the imposition of additional requirements or restrictions; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses, including, but not limited to, expenses in connection with the proxy contest and related litigation; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules or as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

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

On March 27, 2012, the Bank’s regulators the FDIC and the DFI, terminated the Consent Order (“Order”) which became effective on September 24, 2010. In place of the Order, the Bank entered into an MOU which is an informal regulatory action, with the FDIC and DFI. The Order was terminated as a result of the steps the Bank took in complying with the Order, including reducing its level of classified assets, increasing earnings, augmenting management and improving the overall condition of the Bank.

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

The net loss for the three months ended September 30, 2012 was $791,000, or $0.04 per diluted share, as compared to net income of $623,000, or $0.04 per diluted share for the three months ended September 30, 2011. The change in operating results in the third quarter of 2012, as compared to the third quarter of 2011 was primarily the result of a $669,000 decrease in net interest income, a $600,000 decrease in the provision for loan losses to $700,000, a $449,000 decrease in noninterest income, primarily the result of a $479,000 decrease in net gains on sales of investments, an increase of $944,000 in noninterest expense, primarily due to an increase of $803,000 in net OREO related expenses and $264,000 of expenses related to the 2012 proxy contest litigation, partially offset by a decrease of $280,000 related to FDIC deposit insurance, and a $48,000 decrease in the federal income tax benefit. For more information regarding our proxy contest litigation, please refer to Note 14 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

For the nine months ended September 30, 2012, the Company had net income of $1.2 million, or $0.07 per diluted share, as compared to net income of $3.3 million, or $0.19 per diluted share for the comparable period in 2011. The change in operating results for the nine months ended September 30, 2012, as compared to the same period last year was primarily the result of a decrease in net interest income of $2.8 million, a $1.1 million decrease in the provision for loan losses, a decrease in noninterest income of $1.3 million, primarily due to the reduction in the net gain on sales of investments of $1.5 million, a $140,000 increase in noninterest expense primarily due to $868,000 in proxy contest litigation expenses, and a $1.2 million decrease in FDIC deposit insurance. In addition, the provision for federal income taxes decreased $999,000 as the Company recorded an income tax benefit relating to a partial reversal of $1.0 million related to the deferred tax asset valuation allowance during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, our total loan portfolio decreased $55.8 million, or 7.7% from December 31, 2011, primarily due to a $21.9 million, or 6.5% decrease in one-to-four family residential loans and a $17.4 million, or 7.5% decrease in commercial real estate loans. In addition, our construction/land development loans decreased $8.3 million, or 32.9% and multifamily loans decreased $6.1 million, or 5.4%.

The following table details our five largest borrowing relationships at September 30, 2012, by type of loans:

				Construction/	Aggregate
	One-to-Four Family		Commercial	Land	Balance
Borrower (1)	Residential	Multifamily	Real Estate	Development	of Loans (2)
	(In thousands)
Real estate builder	$20,765	$-	$99	$4,915	$25,779
Real estate investor	-	-	18,096	-	18,096
Real estate builder (3)	14,591	-	227	3,210	18,028
Real estate investor	10,196	3,688	934	-	14,818
Real estate builder (4)	13,318	-	812	-	14,130
Total	$58,870	$3,688	$20,168	$8,125	$90,851
_______________
(1) The composition of borrowers represented in the table may change between periods.
(2) Net of undisbursed funds.
(3) Of this amount, $16.4 million were considered impaired loans consisting of $13.2 million in performing one-to-
four family residential loans and $3.2 million in nonperforming construction/land development loans.
(4) Of this amount, $13.3 million were considered impaired loans consisting of $12.1 million in performing one-to-
four family residential loans, $428,000 in nonperforming one-to-four family residential loans and $812,000 in performing commercial real estate loans.

These relationships which represent 13.6% of our loans, net of undisbursed funds, decreased $6.1 million from December 31, 2011. Of the three builders listed above, two are operating under restructured loan plans established by the Bank. As of September 30, 2012, both continue to perform in accordance with the terms of their respective plans. None of the restructured loans to these two borrowers have ever been delinquent, except for one commercial real estate loan which was restructured and brought current at the end of 2010. The remaining three borrowers were current on their loan payments at September 30, 2012. We monitor the performance of these borrowing relationships very closely due to the concentration risk they possess in relation to the entire loan portfolio.

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

Valuation of OREO and Foreclosed Assets. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are initially recorded at fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly the valuation of OREO is subject to significant external and internal judgment. If the carrying value of the loan at the date a property is transferred into OREO exceeds the value less estimated costs to sell, the excess is charged to the ALLL. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered valuation adjustments and are charged to noninterest expense in the Consolidated Statements of Operations. Expenses from the maintenance and operations and any gains or losses from the sales of OREO are included in noninterest expense.

Deferred Taxes. Deferred taxes arise from a variety of sources, the most significant being: a) net operating loss carryforwards; b) expenses, such as our charitable contribution to the First Financial Northwest Foundation, that can be carried forward to be utilized against profits in future years; c) expenses recognized in our financial statements but disallowed in our tax return until the associated cash flow occurs; and d) write-downs in the value of assets for financial statement purposes that are not deductible for tax purposes until the asset is sold or deemed worthless.

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

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General. Total assets were $973.1 million at September 30, 2012, a decrease of $86.3 million, or 8.1% from December 31, 2011. Decreases in interest-bearing deposits of $56.2 million, net loans receivable of $52.9 million and $6.8 million in OREO were partially offset by increases in investment securities available-for-sale of $30.0 million and deferred tax assets of $1.0 million. Total liabilities were $788.1 million at September 30, 2012, a decrease of $90.0 million, or 10.2% from December 31, 2011. The decline in total liabilities was primarily the result of a decrease of $92.7 million in interest-bearing deposits, partially offset by a $2.1 million increase in advance payments from borrowers for taxes and insurance. Stockholders’ equity increased $3.7 million for the nine months ended September 30, 2012, primarily due to net income of $1.2 million and a $1.5 million increase in additional paid in capital related to stock options and restricted stock awards.

Assets. Total assets were $973.1 million at September 30, 2012, a decrease of $86.3 million, 8.1% from $1.1 billion at December 31, 2011. The following table details the changes in the composition of our assets.

		Increase/	Percentage
	Balance at	(Decrease) from	Increase/
	September 30, 2012	December 31, 2011	(Decrease)
	(Dollars in thousands)
Cash on hand and in banks	$5,265	$645	14.0%
Interest-bearing deposits	103,968	(56,173)	(35.1)
Investments available-for-sale, at fair value	158,959	29,957	23.2
Loans receivable, net	650,348	(52,940)	(7.5)
Premises and equipment, net	18,259	(663)	(3.5)
FHLB stock, at cost	7,347	(66)	(0.9)
Accrued interest receivable	3,730	(126)	(3.3)
Federal income tax receivable	60	(1,000)	(94.3)
Deferred tax assets	1,000	1,000	100.0
OREO	19,209	(6,835)	(26.2)
Prepaid expenses and other assets	4,908	(136)	(2.7)
Total assets	$973,053	$(86,337)	(8.1)

Interest-bearing deposits decreased $56.2 million to $104.0 million at September 30, 2012, from $160.1 million at December 31, 2011. Investments available-for-sale increased $30.0 million, or 23.2% to $159.0 million at September 30, 2012, from $129.0 million at December 31, 2011. During the nine months ended September 30, 2012, we sold $22.9 million of investments, primarily fixed-rate, mortgage-backed securities issued by Freddie Mac and Fannie Mae, recognizing $288,000 in net gains to support our profitability in this low interest rate environment and to improve our interest rate risk position. The $23.2 million in proceeds received from the sale of securities, $15.7 million in principal repayments on our investment portfolio, the $102.5 million in loan repayments and $15.1 million from OREO dispositions were utilized primarily to fund purchases of new investment securities and the outflow of deposits, described below. We purchased $69.5 million of primarily variable rate U.S. Government-backed securities during the nine months ended September 30, 2012, to maintain our liquidity position and improve our interest rate risk profile by positioning our investment portfolio to be more responsive to rising interest rates. Net loans receivable decreased $52.9 million, or 7.5% to $650.3 million at September 30, 2012, from

$703.3 million at December 31, 2011, principally due to lower loan demand from creditworthy borrowers and higher loan repayments. This decrease in net loans resulted from loan repayments of $102.5 million, charge-offs of $7.4 million and transfers of loans into OREO of $9.5 million during the nine months ended September 30, 2012, partially offset by loan originations of $64.6 million. All of our loan categories decreased during the nine months ended September 30, 2012. OREO decreased $6.8 million, or 26.2% to $19.2 million at September 30, 2012, from $26.0 million at December 31, 2011 as we continue to sell our inventory of foreclosed real estate.

Loan originations for the nine months ended September 30, 2012 totaled $64.6 million and included the following loan breakdown: $16.7 million in one-to-four family residential; $14.0 million in multifamily; $25.7 million in commercial real estate; $5.1 million in construction/land development; $602,000 in business loans and $2.5 million in consumer loans.

As of September 30, 2012, the consolidated balance sheet included gross deferred tax assets of $26.4 million and a deferred tax asset valuation allowance of $22.1 million. Deferred tax assets that will most likely not be recognized totaled $5.3 million and relate to the contribution carryforward and the AMF capital loss carryforward. The remaining $21.1 million of tax benefits may be recognized in the future if the Company remains profitable.

Deposits. During the first nine months of 2012, deposits decreased $92.6 million to $696.1 million at September 30, 2012. The following table details the changes in our deposits:

		Increase/	Percentage
	Balance at	(Decrease) from	Increase/
	September 30, 2012	December 31, 2011	(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$6,147	$134	2.2%
NOW	14,149	(44)	(0.3)
Statement savings	17,894	110	0.6
Money market	157,043	(23,588)	(13.1)
Certificates of deposit	500,864	(69,180)	(12.1)
Total deposits	$696,097	$(92,568)	(11.7)

All of our deposit categories decreased except for noninterest-bearing and statement savings accounts, as compared to December 31, 2011. The decreases in certificates of deposit of $69.2 million and money market accounts of $23.6 million comprised the majority of the decrease in our deposits. The decrease in certificates of deposit was primarily the result of our strategic plan to continue to reduce our cost of funds through our pricing decisions designed to allow higher rate certificates of deposit to run-off. We also chose not to renew our public funds at maturity as they are more expensive to maintain due to additional Washington state collateralization requirements. The decline in public funds represented $18.2 million, or 26.3% of the total decrease in certificates of deposit for the nine months ended September 30, 2012. Public funds totaled $3.8 million at September 30, 2012. In addition, customers that were more rate sensitive chose other investment options which contributed to the decline in our deposit balances. We did not have any brokered deposits at September 30, 2012 or December 31, 2011.

Stockholders’ Equity. Total stockholders’ equity increased $3.7 million, or 2.0% to $185.0 million at September 30, 2012, from $181.3 million at December 31, 2011. The increase was primarily the result of our net income of $1.2 million and $1.5 million of additional paid in capital related to stock options and restricted stock awards for the nine months ended September 30, 2012.

Comparison of Operating Results for the Three and Nine months Ended September 30, 2012 and 2011.

General. For the third quarter of 2012, we recorded a net loss of $791,000, a decrease of $1.4 million from net income of $623,000 for the comparable quarter in the prior year, primarily due to decreases in net interest income of $669,000 and $449,000 of noninterest income and an increase in noninterest expense of $944,000. These changes were partially offset by a $600,000 decrease in the provision for loan losses and an increase of $48,000 in the federal income tax benefit for the quarter ended September 30, 2012, as compared to the same quarter last year.

Net Interest Income. Our net interest income for the quarter ended September 30, 2012, decreased $669,000 to $7.2 million, as compared to $7.9 million for the same quarter in 2011. A decrease of $1.6 million in interest expense was offset by a $2.3 million decrease in interest income. Average interest-earning assets decreased $148.1 million to $935.8 million for the three months ended September 30, 2012, compared to the same quarter in 2011. Average interest-bearing liabilities decreased $164.3 million to $786.7 million for the third quarter of 2012, compared to the third quarter of 2011. During the same period, our yield on interest-earning assets decreased 25 basis points while our cost of funds decreased 42 basis points. Our interest rate spread for the quarter ended September 30, 2012 increased 17 basis points to 2.84% from 2.67% during the same quarter in 2011. Our net interest margin for the third quarter of 2012 increased 17 basis points to 3.08% from 2.91% for the same quarter in 2011.

Our net interest income for the nine months ended September 30, 2012, decreased $2.7 million to $22.2 million, as compared to $24.9 million for the same period in 2011. A decrease of $4.9 million in interest expense was offset by a $7.7 million decrease in interest income. Average interest-earning assets decreased $137.6 million to $962.4 million for the nine months ended September 30, 2012, from $1.1 billion for the same period in 2011. Average interest-bearing liabilities decreased $156.7 million to $818.4 million during the first nine months of 2012, compared to the same period in 2011. During the same period, our yield on interest-earning assets decreased 39 basis points, while our cost of funds decreased 43 basis points. Our interest rate spread for the nine months ended September 30, 2012 increased four basis points to 2.84% from 2.80% during the same period in 2011. Our net interest margin for the first nine months of 2012 increased five basis points to 3.07% from 3.02% for the same period in 2011.

The following table sets forth the effects of changes in rates and volumes on our net interest income:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Compared to September 30, 2011			Compared to September 30, 2011
	Increase/(Decrease) Due to			Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(455)	$(1,403)	$(1,858)	$(599)	$(5,304)	$(5,903)
Investments available-for-sale	(497)	78	(419)	(1,566)	(227)	(1,793)
Interest-bearing deposits	38	(54)	(16)	20	(12)	8
Total net change in income on
interest-earning assets	(914)	(1,379)	(2,293)	(2,145)	(5,543)	(7,688)

Interest-bearing liabilities:
NOW	-	1	1	(3)	2	(1)
Statement savings	(3)	1	(2)	(23)	4	(19)
Money market	(59)	(19)	(78)	(355)	(69)	(424)
Certificates of deposit	(668)	(805)	(1,473)	(1,895)	(2,378)	(4,273)
Advances from the FHLB	(8)	(64)	(72)	(19)	(190)	(209)
Total net change in expenses
on interest-bearing liabilities	(738)	(886)	(1,624)	(2,295)	(2,631)	(4,926)
Change in net interest income	$(176)	$(493)	$(669)	$150	$(2,912)	$(2,762)

Interest Income. Total interest income for the third quarter of 2012 decreased $2.3 million, or 18.4% to $10.2 million from $12.5 million as compared to the third quarter of 2011, primarily due to the $91.7 million, or 12.3% decrease in our average loan portfolio.

    The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Increase/
	2012		2011		(Decrease)
	Average		Average		in Interest and
	Balance	Yield	Balance	Yield	Dividend Income
	(Dollars in thousands)
Loans receivable, net	$651,744	5.85%	$743,439	6.13%	$(1,858)
Investments available-for-sale	144,147	1.41	133,001	2.78	(419)
Interest-bearing deposits	132,509	0.34	200,039	0.25	(16)
FHLB stock	7,409	-	7,413	-	-
Total interest-earning assets	$935,809	4.34%	$1,083,892	4.59%	$(2,293)

Interest income from loans decreased $1.9 million during the third quarter of 2012, as compared to the same quarter in 2011. The primary reason for the decrease in interest income from loans was due to a $91.7 million decrease in the average balance of loans between periods, resulting in a $1.4 million decrease in interest income and a decrease in the average yield on loans receivable of 28 basis points resulting in $455,000 of the decrease. Interest income on investments available-for-sale decreased $419,000 to $507,000 for the three months ended September 30, 2012, as compared to $926,000 for the comparable period in 2011. The primary reason for the decrease in interest income from investments available-for-sale was a $497,000 decrease in interest income due to declining investment yields as we strategically converted our investment portfolio to predominantly adjustable-rate securities to improve our interest rate risk profile.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest income for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011		Increase/ (Decrease)
	Average		Average		in Interest and
	Balance	Yield	Balance	Yield	Dividend Income
	(Dollars in thousands)
Loans receivable, net	$667,955	5.95%	$784,956	6.07%	$(5,903)
Investments available-for-sale	139,613	1.53	149,596	3.02	(1,793)
Interest-bearing deposits	147,455	0.28	158,077	0.25	8
FHLB stock	7,412	-	7,413	-	-
Total interest-earning assets	$962,435	4.39%	$1,100,042	4.78%	$(7,688)

Interest income from loans decreased $5.9 million during the first nine months of 2012, compared to the same period in 2011. This decrease in interest income was primarily due to a decrease in average loan balances of $117.0 million, resulting in a decrease in interest income of $5.3 million, and a decrease in the average yield on loans receivable of 12 basis points, resulting in $599,000 of the decrease. Interest income on investments available-for-sale decreased $1.8 million to $1.6 million for the nine months ended September 30, 2012, as compared to $3.4 million for the comparable period in 2011. The primary reason for this decrease was a decline in yield on investments of 149 basis points, accounting for $1.6 million of the decrease in interest income and a $10.0 million decrease in the average balance of investments, resulting in a $227,000 decrease in interest income. These decreases resulted from our strategic plan to convert our investment portfolio to predominantly adjustable-rate securities to improve our interest rate risk profile.

Interest Expense. Total interest expense for the three months ended September 30, 2012 was $2.9 million, a decrease of $1.6 million compared to $4.6 million for the third quarter of 2011, primarily due to the $139.3 million decline in our average balance of certificates of deposit, which resulted in an $805,000 decrease in interest expense and a 52 basis point reduction in our cost of funds, which accounted for $668,000 of the decrease in interest expense.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011		Increase/
	Average		Average		(Decrease) in
	Balance	Cost	Balance	Cost	Interest Expense
	(Dollars in thousands)
NOW	$14,429	0.17	$12,690	0.16	$1
Statement savings	18,018	0.20	16,827	0.26	(2)
Money market	157,952	0.28	175,814	0.43	(78)
Certificates of deposit	513,222	1.79	652,549	2.31	(1,473)
Advances from the FHLB	83,067	2.49	93,066	2.53	(72)
Total interest-bearing liabilities	$786,688	1.50	$950,946	1.92	$(1,624)

Our interest expense for the three months ended September 30, 2012 decreased $1.6 million to $2.9 million from the same period in 2011. Interest expense on our money market accounts decreased $78,000, primarily as a result of a decrease in the average cost of these funds of 15 basis points, or $59,000, to 0.28% for the third quarter of 2012, compared to 0.43% for the same quarter in 2011. The decline in interest expense was also the result of a $139.3 million decrease in the average balance of certificates of deposit, as a number of certificates of deposit were not renewed at maturity, resulting in an $805,000 reduction in interest expense. In addition, the average cost of our certificates of deposit decreased 52 basis points, or $668,000, as compared to the third quarter of 2011, due to maturing certificates repricing to lower rates. Interest expense related to our FHLB advances decreased $72,000, primarily as a result of the decrease of $10.0 million in the average balance of our advances to $83.1 million, as compared to $93.1 million at September 30, 2011, resulting in a $64,000 reduction in interest expense. In addition, our cost for these advances decreased four basis points to 2.49% from 2.53% for the third quarter of 2012, compared to the same quarter in 2011, decreasing interest expense by $8,000.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011		Increase/
	Average		Average		(Decrease) in
	Balance	Cost	Balance	Cost	Interest Expense
	(Dollars in thousands)
NOW	$14,344	0.15%	$12,818	0.18%	$(1)
Statement savings	17,935	0.20	16,343	0.38	(19)
Money market	166,984	0.29	182,800	0.57	(424)
Certificates of deposit	536,111	1.89	670,116	2.36	(4,273)
Advances from the FHLB	83,067	2.47	93,066	2.50	(209)
Total interest-bearing liabilities	$818,441	1.55	$975,143	1.98	$(4,926)

Our interest expense for the nine months ended September 30, 2012 decreased $4.9 million to $9.5 million, from the same period in 2011. The average cost for the money market accounts decreased by 28 basis points or $355,000, while the average balance of our money market accounts decreased $15.8 million further reducing interest expense by $69,000 for the first nine months of 2012, as compared to the same period last year. This decline in interest expense was also affected by a decrease in the average balance of certificates of deposit during the first nine months of 2012 of $134.0 million, which resulted in a $2.4 million decline in interest expense. The average cost of our certificates of deposit also declined during this nine month period, decreasing 47 basis points and reducing interest expense by $1.9 million. Interest expense related to advances from the FHLB decreased $209,000 for the nine months ended September 30, 2012 from the same period in 2011. The average balance of FHLB advances decreased $10.0 million, resulting in a $190,000 decline in interest expense and the average cost for these advances decreased three basis points, which resulted in a decline of $19,000 in interest expense.

Provision for Loan Losses. We establish the ALLL at a level we believe is necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. Our methodology in assessing the ALLL emphasizes factors such as charge-off history, the economy, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management experience levels, our loan review and grading system and the value of underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

Based on management’s evaluation of the adequacy of the ALLL, a provision of $700,000 was required for the third quarter of 2012, a decrease of $600,000 from the same quarter in 2011. The following contributed to the decline in the amount of the loan loss provision required during the quarter ended September 30, 2012:

•	Nonperforming loans as a percentage of total loans decreased to 3.54% at September 30, 2012, from 4.13% at September 30, 2011;

•	Nonperforming loans decreased $7.2 million to $23.6 million at September 30, 2012, from $30.8 million at September 30, 2011;

•
The loan portfolio declined $76.9 million, or 10.6% from $727.2 million at September 30, 2011. In particular, our risk profile improved as construction/land development loans declined $13.0 million from September 30, 2011 to $16.9 million at September 30, 2012;

•
Management continues to be proactive in managing problem loans and assessing the risk inherent in the loan portfolio and when it is determined that a loan is impaired, the amount of the loss is quantified and charged-off. Net charge-offs declined to $1.0 million for the three months ended September 30, 2012, from $1.7 million for this same period in 2011.

For the nine months ended September 30, 2012, the provision for loan losses was $3.0 million, compared to $4.1 million for the same period in 2011. Similar to the quarterly decline, the decrease in the provision for loan losses during the nine months ended September 30, 2012 was due to improvements in our asset quality and loan risk profile. The effect of the $3.0 million provision for loan losses, combined with net charge-offs of $5.4 million during this nine month period decreased the ALLL $2.4 million to $14.2 million at September 30, 2012 from $16.6 million at December 31, 2011. The ALLL as a percent of nonperforming loans decreased to 60.1% at September 30, 2012, compared to 69.9% at December 31, 2011.

We believe that the ALLL as of September 30, 2012 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table presents a breakdown of our nonperforming assets and as a percent of total assets at the dates indicated:

				Nine Month	One Year
	September 30,	December 31,	September 30,	Increase/	Increase/
	2012	2011	2011	(Decrease)	(Decrease)
	(Dollars in thousands)
One-to-four family residential	$8,447	$9,808	$12,859	$(1,361)	$(4,412)
Multifamily	4,711	949	638	3,762	4,073
Commercial real estate	2,287	3,736	5,400	(1,449)	(3,113)
Construction/land development	7,997	9,199	11,891	(1,202)	(3,894)
Consumer	141	-	44	141	97
Total nonperforming loans	23,583	23,692	30,832	(109)	(7,249)
OREO	19,209	26,044	25,201	(6,835)	(5,992)
Total nonperforming assets	$42,792	$49,736	$56,033	$(6,944)	$(13,241)
Nonperforming assets as a
percent of total assets	4.4%	4.7%	4.9%

Nonperforming loans include loans to borrowers who are experiencing deteriorating financial conditions and there is doubt as to the ultimate recoverability of the full principal and interest due the Bank in accordance with the terms of the loan agreement. Nonperforming loans remained relatively unchanged, decreasing $109,000 to $23.6 million at September 30, 2012, from $23.7 million at December 31, 2011.

The three largest nonperforming loans in the commercial real estate portfolio at September 30, 2012 consisted of a $901,000 loan secured by a rooming/dormitory-style two-story building located in Pierce County, a $697,000 loan secured by four individual rooming/dormitory-style homes located in Snohomish County, and a $353,000 loan secured by a retail/convenience store located in Snohomish County.

The three largest nonperforming construction/land development loans at September 30, 2012 included a $4.0 million loan secured by 34 acres for a 251 unit residential development located in Whatcom County. The project consists of 77 detached condominium lots (single-family residences) and vacant land for 174 attached units (multifamily). All of the ground work has been completed and the property is ready for construction, although no vertical construction has taken place. The second largest nonperforming construction/land development loan is a $1.2 million loan secured by 55 finished lots for residential development, of which, 13 lots have been sold, located in Thurston County. The third largest nonperforming construction/land development loan totaled $937,000 and is secured by 43 finished lots for residential development, of which, 20 lots have been sold, located in Kitsap County.

Nonperforming assets decreased for the tenth consecutive quarter. At their peak, nonperforming assets reached $166.4 million at March 31, 2010 decreasing to $42.8 million at September 30, 2012, representing a $123.6 million, or 74.3% decrease.

The following table presents a breakdown of our TDRs:

				Nine Month	One Year
	September 30,	December 31,	September 30,	Increase/	Increase/
	2012	2011	2011	(Decrease)	(Decrease)
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$3,907	$3,994	$5,185	$(87)	$(1,278)
Multifamily	1,058	-	-	1,058	1,058
Commercial real estate	-	902	1,531	(902)	(1,531)
Construction/land development	-	183	472	(183)	(472)
Consumer	48	-	-	48	48
Total nonperforming TDRs	5,013	5,079	7,188	(66)	(2,175)

Performing TDRs:
One-to-four family residential	52,467	52,768	53,029	(301)	(562)
Multifamily	1,243	2,504	2,512	(1,261)	(1,269)
Commercial real estate	11,058	10,883	10,409	175	649
Consumer	-	70	70	(70)	(70)
Total performing TDRs	64,768	66,225	66,020	(1,457)	(1,252)
Total TDRs	$69,781	$71,304	$73,208	$(1,523)	$(3,427)

   Our TDRs decreased $1.5 million, or 2.1% to $69.8 million at September 30, 2012, as compared to December 31, 2011. During the first nine months of 2012, we added $4.2 million of new performing TDRs and transferred $1.9 million of nonperforming TDRs to OREO, while $1.8 million of TDRs were paid-off, with the remaining activity relating to principal payments and charge-offs.

As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to minimize our risk of loss. At times, the best option for our customers and us is to modify the loan for a period of time, usually one year or less. These modifications have included lowering the interest rate on the loan for a period of time and/or extending the maturity date of the loan or allowing interest only payments for a period of time. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is in our best interest. Of the $69.8 million in TDRs at September 30, 2012, $64.8 million were performing and $5.0 million were not performing according to their restructured terms.

The largest TDR relationship at September 30, 2012 was $13.2 million, which included one-to-four family residential loans secured by rental properties located in King, Kitsap, Pierce and Thurston counties. At September 30, 2012, there were no undisbursed funds available to this borrower in connection with these TDRs. None of these TDR loans were ever delinquent subsequent to modification and were performing in accordance with their restructured loan terms at September 30, 2012.

OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. The following table presents a breakdown of our OREO by county and number of properties at September 30, 2012:

	County				Total	Number of	Percent of
	King	Pierce	Kitsap	All Other	OREO	Properties	Total OREO
			(Dollars in thousands)
OREO:
One-to-four family residential	$3,101	$1,422	$-	$539	$5,062	23	26.3%
Multifamily	560	-	-	-	560	1	2.9
Commercial real estate (1)	2,220	6,925	1,201	287	10,633	30	55.4
Construction/land development	-	1,962	601	391	2,954	8	15.4
Total OREO	$5,881	$10,309	$1,802	$1,217	$19,209	62	100.0%

(1) Of the 30 properties classified as commercial real estate, nine are office/retail buildings, one is a mixed use building, 15 are developed lots and five are undeveloped lots.

The following table presents a breakdown of our OREO activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Beginning balance	$22,206	$25,979	$26,044	$30,102
Loans transferred to OREO	1,501	4,787	9,523	20,737
Capitalized (reimbursed) improvements	(16)	91	(16)	181
Dispositions of OREO	(3,325)	(5,141)	(14,640)	(24,387)
Market value adjustments	(1,157)	(515)	(1,702)	(1,432)
Ending balance	$19,209	$25,201	$19,209	$25,201

We sold $3.3 million of OREO during the third quarter of 2012, which was comprised of 12 properties and generated a net gain of $78,000. OREO at September 30, 2012 consisted of $5.1 million in one-to-four family residential homes, $560,000 in multifamily, $10.6 million in commercial real estate properties and $2.9 million in construction/land development projects. For the nine months ended September 30, 2012, we sold $14.6 million of OREO, which was comprised of 66 properties and generated a net gain of $427,000.

The number of properties that have been transferred into OREO has decreased considerably over the past few quarters and the number of properties that we have sold each quarter has also leveled out. During the nine months ended September 30, 2012, we transferred 25 properties into OREO, compared to 95 properties during 2011 and 185 properties during 2010. Sales of OREO during the nine months ended September 30, 2012 totaled 66 properties, as compared to 121 properties in 2011 and 88 properties in 2010. The decline in both the transfer of properties into OREO, as well as the sale of OREO properties was a result of our efforts to identify the problem loans within our portfolio and take the appropriate actions to turn these nonperforming assets into performing assets.

The three largest OREO properties at September 30, 2012 were an office/retail building valued at $3.4 million and an office/retail building valued at $1.3 million, both located in Pierce County and a land development project approved for 105 one-to-four family residential lots valued at $1.1 million located in Kitsap County.

During the remainder of 2012, we currently intend to continue our efforts to convert nonperforming loans to OREO through foreclosure or deeds in lieu of foreclosure and selling the properties. By taking ownership of these properties, we can convert nonearning assets into earning assets on a more timely basis.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of undisbursed funds.

	At or For the Nine Months
	Ended September 30,
	2012	2011
	(Dollars in thousands)
Provision for loan losses	$3,050	$4,100
Charge-offs	7,389	10,337
Recoveries	1,948	337
ALLL	14,168	16,634
ALLL as a percent of total loans	2.13%	2.23%
ALLL as a percent of nonperforming loans	60.08%	53.95%
Total nonperforming loans	$23,583	$30,832
Nonperforming loans as a percent of total loans	3.54%	4.13%
Total loans receivable	$666,290	$745,708
Total loans originated	64,607	22,203

Noninterest Income. Noninterest income for the quarter ended September 30, 2012 decreased $449,000 from the same quarter in 2011, to $107,000. Noninterest income for the nine months ended September 30, 2012 decreased $1.3 million to $718,000 from the same nine month period in 2011.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months	Increase/(Decrease)	Percentage
	Ended	from	Increase/
	September 30, 2012	September 30, 2011	(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$18	$1	5.9%
Loan service fees	36	(23)	(39.0)
Gain on sale of investments	-	(479)	(100.0)
Servicing rights, net	(12)	12	(50.0)
Other	65	40	160.0
Total noninterest income	$107	$(449)	(80.8)

        There were no net gains on sales of investments during the quarter ended September 30, 2012 as compared to $479,000 during the same period in 2011.

	Nine Months	Increase/(Decrease)	Percentage
	Ended	from	Increase/
	September 30, 2012	September 30, 2011	(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$65	$-	0.0%
Loan service fees	230	77	50.3
Gain on sale of investments	288	(1,453)	(83.5)
Servicing rights, net	(34)	26	(43.3)
Other	169	90	113.9
Total noninterest income	$718	$(1,260)	(63.7)

The decrease in noninterest income for the nine months ended September 30, 2012 from the comparable period in 2011 was principally the result of net gains on sales of investments of $288,000 as compared to $1.7 million in gains on the sales of investments during the first nine months of 2011. The larger gain in 2011 was due to an additional $50.0 million of securities being sold with higher coupon rates.

Noninterest Expense. Noninterest expense increased $944,000 to $7.5 million for the third quarter of 2012, from $6.5 million for the same quarter in 2011. For the nine months ended September 30, 2012, noninterest expense increased $140,000 to $19.6 million from $19.5 million for the same period in 2011.

The following table provides the detail of the changes in noninterest expense:

	Three Months	Increase/(Decrease)	Percentage
	Ended	from	Increase/
	September 30, 2012	September 30, 2011	(Decrease)
	(Dollars in thousands)
Compensation and benefits	$3,680	$136	3.8%
Occupancy and equipment	391	21	5.7
Professional fees	460	11	2.4
Data processing	174	(7)	(3.9)
Loss (gain) on sale of OREO property, net	(78)	215	(73.4)
OREO market value adjustments	1,157	642	124.7
OREO related expenses, net	486	(54)	(10.0)
Regulatory assessments	298	(280)	(48.4)
Insurance/bond premiums	100	(148)	(59.7)
Proxy contest and related litigation	264	264	100.0
Marketing	68	25	58.1
Other	457	119	35.2
Total noninterest expense	$7,457	$944	14.5

The increase in noninterest expense for the third quarter of 2012, compared to the same period in 2011, was primarily a result of net OREO related expenses increasing $803,000, of which $642,000 related to OREO market value adjustments. In addition, we incurred $264,000 of expenses during the quarter associated with the proxy contest litigation. Partially offsetting these increases was a decrease in regulatory assessments, including FDIC deposit insurance premiums of $280,000 and a $148,000 decline in insurance/bond premiums reflecting the termination of the Consent Order and its replacement with a Memorandum of Understanding, as compared to the same period in 2011.

	Nine Months	Increase/(Decrease)	Percentage
	Ended	from	Increase/
	September 30, 2012	September 30, 2011	(Decrease)
	(Dollars in thousands)
Compensation and benefits	$10,558	$511	5.1%
Occupancy and equipment	1,191	24	2.1
Professional fees	1,401	(30)	(2.1)
Data processing	540	(33)	(5.8)
Loss (gain) on sale of OREO property, net	(427)	1,000	(70.1)
OREO market value adjustments	1,702	270	18.9
OREO related expenses, net	1,421	(955)	(40.2)
Regulatory assessments	709	(1,191)	(62.7)
Insurance/bond premiums	300	(443)	(59.6)
Proxy contest and related litigation	868	868	100.0
Marketing	181	27	17.5
Other	1,203	92	8.3
Total noninterest expense	$19,647	$140	0.7

The increase in noninterest expense for the nine month period ended September 30, 2012 was primarily due to $868,000 of proxy contest litigation expenses and a $511,000 increase in compensation and benefits. The increase in compensation and employee benefits was primarily due to expenses related to the addition of eight employees and ESOP expenses. In addition, net OREO related expenses increased $315,000, of which $270,000 related to OREO market value adjustments. These increases were partially offset by a $1.2 million decrease in regulatory assessment costs and a $443,000 decline in insurance/bond premiums due to the termination of the Consent Order and its replacement with a Memorandum of Understanding as compared to the same period in 2011.

Federal Income Tax Expense. We recorded a $48,000 federal income tax benefit during the third quarter of 2012 to adjust our tax accounts to reflect the tax position of the Company through the nine months ended September 30, 2012. We recorded a $999,000 federal income tax benefit for the nine months ended September 30, 2012. This benefit was primarily the result of a $1.0 million reduction in our deferred tax asset valuation allowance. Our continued profitability and positive projected future operating results allowed us to record this benefit. There was no comparable benefit recorded in the same quarter or nine month period in 2011.

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

Our primary sources of funds are from customer deposits, loan repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition. At September 30, 2012, certificates of deposit scheduled to mature in one year or less totaled $266.0 million. Historically, we have been able to retain a significant amount of the deposits as they mature. We believe that our current liquidity position and our forecasted operating results are sufficient to fund all of our existing commitments.

Our primary source of funds is our deposits. When deposits are not adequate to fund our operations, we use alternative funding sources. These sources include, but are not limited to advances from the FHLB, wholesale funding, federal funds purchased, dealer repurchase agreements and other short-term alternatives as permissible by regulation and subject to certain collateral requirements. At September 30, 2012, the Bank maintained credit facilities with the FHLB totaling $247.3 million with an outstanding balance of $83.1 million. At September 30, 2012, we also had available a $10.0 million credit facility with another financial institution, with no balance outstanding. For additional information see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability until the instrument is exercised. At September 30, 2012, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at September 30, 2012.

		Amount of Commitment Expiration - Per Period
			After One	After Three
	Total Amounts	Through	Through	Through	After
	Committed	One Year	Three Years	Five Years	Five Years
	(In thousands)
Commitments to originate loans	$17,136	$17,136	$-	$-	$-
Unused portion of lines of credit	8,331	262	2,908	1,010	4,151
Undisbursed portion of construction loans	931	931	-	-	-
Total commitments	$26,398	$18,329	$2,908	$1,010	$4,151

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

Capital

At September 30, 2012, stockholders’ equity totaled $185.0 million, or 19.0% of total assets. Our book value per share of common stock was $9.84 at September 30, 2012, compared to $9.64 at December 31, 2011. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” institution in accordance with regulatory standards. As of September 30, 2012, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank only were as follows at September 30, 2012: Tier 1 leverage capital 15.16%; Tier 1 risk-based capital 26.04%; and Total risk-based capital 27.31%. The regulatory capital requirements to be considered well capitalized are 10%, 6% and 5%, respectively. The Bank met the financial ratios for “well-capitalized” status at September 30, 2012. In addition, at September 30, 2012, First Financial Northwest, the parent company of the Bank, had $19.7 million of available cash to potentially increase its investment in the Bank.

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

Our income simulation model examines changes in net interest income in which interest rates are assumed to remain at their base level, gradually increase by 100, 200 and 300 basis points over a 12-month period, or decline assuming a gradual 100 basis point reduction in rates. Reductions of rates by 200 and 300 basis points were not reported due to the very low current rate environment and the unlikely event of rates declining further. Based on information as of September 30, 2012, our model indicated that net interest income over the next 12 months would grow in the increasing rate scenarios of 100, 200 and 300 basis points as well as a declining 100 basis point scenario.

Our net interest income increases in all three rising rate scenarios due to the current level of interest-bearing deposits we hold in other banks, and our portfolio of variable rate investment securities. These investments reprice as interest rates rise, earning higher yields and higher interest income. Our loan portfolio is comprised predominately of fixed-rate products so changing interest rates have a modest affect on interest income earned from our loan portfolio. Interest expense rises in the increasing 300 rate scenario, but declines in the increasing 100 and 200 basis point scenarios, primarily due to the immediate impact of rising rates on our money market deposits and the deferred maturity-driven impact on our existing, higher-cost certificates of deposit. If rates were to gradually increase 100 basis points over the next 12 months the weighted-average cost for renewed certificates of deposit would be approximately 1.24%. The current cost of these maturing certificates of deposit is 1.60%. We also receive a benefit from the sensitivity of our interest-bearing deposit liabilities, as the cost of these products does not increase at the same rate that prevailing interest rates increase.

In a declining interest rate environment of 100 basis points, net interest income increases slightly as reductions in interest income are outweighed by declines in interest expense. In this rate environment, our interest-bearing deposits in other banks reprice to lower yields from the current yield of 25 basis points and interest earned on our investment portfolio decreases due to prepayments and declining yield on the portfolio’s adjustable-rate component. Interest income from our loan portfolio declines significantly as a result of increases in simulated prepayments of principal. Offsetting the declines to interest income, interest expense on our core deposits and maturing certificates of deposit reprice downwards. The weighted-average cost for renewed certificates of deposit declines to approximately 0.38%, a decrease of 122 basis points compared to the current cost of 1.60%.

During the third quarter of 2012, we purchased $27.9 million of variable rate investments. These purchases continued our efforts to increase the level of interest sensitive assets on our balance sheet and to protect against the interest rate risk from our predominately fixed-rate loan portfolio in anticipation of a rising interest rate environment. Model results reflecting these shifts in interest sensitive assets are included in the table below:

	Net Interest Income Change at
	September 30, 2012
	Basis Point Change in Rates	% Change
	+300	7.02%
	+200	5.39
	+100	3.67
	Base	1.22
	(100)	1.09
(1)	(200)	N/A
(1)	(300)	N/A

(1)	The current federal funds rate is 0.25%,
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

Economic Value of Equity (“EVE”) Simulation Model Results

The following table illustrates the change in the net portfolio value at September 30, 2012 that would occur in the event of an immediate change in interest rates equally across all maturities. The simulation model results are reported quarterly and are predicated upon a stable balance sheet, with no growth in assets or liabilities. Although the net portfolio value measurement provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide, a precise forecast.

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

Basis Point					Net Portfolio as % of		Market
Change in		Net Portfolio Value (2)			Portfolio Value of Assets		Value of
Rates (1)		Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	Assets (6)
(Dollars in thousands)
+300		$172,370	$(48,491)	(21.96)%	18.36%	(4.78)%	$938,832
+200		191,563	(29,298)	(13.27)	19.83	(2.89)	966,049
+100		208,081	(12,780)	(5.79)	20.99	(1.26)	991,255
Base		220,861	-	-	21.79	-	1,013,801
(100)		244,779	23,918	10.83	23.45	2.36	1,043,845
(200)	(1)	N/A	N/A	N/A	N/A	N/A	N/A
(300)	(1)	N/A	N/A	N/A	N/A	N/A	N/A

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

In the simulated upward rate shifts of the yield curve, the discount rates used to calculate the present value of assets and liabilities will increase, causing the present values of fixed-rate assets to decline and fixed-rate liabilities to increase. Our EVE simulation model results as of September 30, 2012 indicated that if rates increased 100, 200 or 300 basis points the market value of our assets would decrease. This decrease is largely because of the fixed-rate nature of our loan portfolio. The fair value of our equity would also decrease under all three rising rate shift scenarios. The opposite occurs if rates were to decline. The discount rates used to calculate the present value of assets and liabilities will decrease, causing the present value of fixed-rate assets to increase and fixed-rate liabilities to decrease. If rates were to decrease by 100 basis points, the market value of our assets would increase and the fair value of equity would increase.

If interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth previously. Changes in U.S. Treasury rates in the designated amounts accompanied by changes in the shape of the U.S. Treasury yield curve could cause changes to the net portfolio value and net interest income other than those indicated previously.

At September 30, 2012, we had no derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be one of our primary risks as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There were no repurchases of equity securities in the third quarter of 2012.

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
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated

Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

______________________________________
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

First Financial Northwest, Inc.

Date: November 8, 2012	/s/Victor Karpiak
Victor Karpiak
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012	/s/Kari Stenslie
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
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Statements of Operations; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Changes in Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section.