Form 10-K
period 2012-12-31
First Financial Northwest, Inc.
filed 2013-03-14
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-33652

FIRST FINANCIAL NORTHWEST, INC.
(Exact name of registrant as specified in its charter)

Washington	26-0610707
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

201 Wells Avenue South, Renton, Washington	98057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(425) 255-4400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:	None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES         NO   X
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES         NO   X
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X    NO
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES   X    NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller reporting company ____
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES          NO    X

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2012 was $148,097,651 (18,238,627) shares at $8.12 per share. For purposes of this calculation, common stock held only by executive officers and directors of the Registrant is considered to be held by affiliates. As of March 2, 2013, the Registrant had outstanding 18,805,168 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders (Part III).

FIRST FINANCIAL NORTHWEST, INC.
2012 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements
Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, or result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco (“Federal Reserve”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate additional enforcement actions against the Company or the Bank to take additional corrective action and refrain from unsafe and unsound practices which also may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our compliance with regulatory enforcement actions, including the requirements and restrictions that have been imposed upon First Financial Northwest under the memorandum of understanding with the Federal Reserve and the memorandum of understanding the Bank entered into with the FDIC and the DFI and the possibility that First Financial Northwest and the Bank will be unable to fully comply with these informal enforcement actions which could result in the imposition of additional requirements or restrictions; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; our ability to reduce our noninterest expenses; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”). Any of the forward-looking statements that we make in this Form 10-K and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.
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

PART I

Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest” or “the Company”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. At December 31, 2012, we had total assets of $942.7 million, net loans of $650.5 million, deposits of $665.8 million and stockholders’ equity of $187.1 million. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Savings Bank.

First Savings Bank was organized in 1923 as a Washington state-chartered savings and loan association, converted to a federal mutual savings and loan association in 1935 and converted to a Washington state-chartered mutual savings bank in 1992. In 2002, First Savings Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank and became the wholly-owned subsidiary of First Financial of Renton, Inc. In connection with the conversion, First Savings Bank changed its name to “First Savings Bank Northwest.”

First Financial Northwest is a savings and loan holding company and is subject to regulation by the Federal Reserve Bank of San Francisco ("Federal Reserve") as the successor to the Office of Thrift Supervision (“OTS”) in the oversight and regulation of savings and loan holding companies. First Savings Bank is examined and regulated by the Washington State Department of Financial Institutions (“DFI”) and by the Federal Deposit Insurance Corporation (“FDIC”). First Savings Bank is required to have certain reserves set by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank of Seattle (“FHLB”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”).

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

At December 31, 2012, $307.0 million, or 45.6% of our total loan portfolio was comprised of one-to-four family residential loans; multifamily loans were $111.5 million, or 16.5%; commercial real estate loans were $221.9 million, or 32.9%; construction/land development loans were $19.4 million, or 2.9%; and business and consumer loans were $3.0 million and $11.1 million, or 0.4% and 1.7%, respectively. Included in our one-to-four family residential, multifamily, commercial real estate and construction/land development portfolios at December 31, 2012, were $57.5 million, $3.4 million, $20.1 million and $4.6 million of total loans, respectively, to our five largest borrowing relationships.

The principal executive office of First Savings Bank is located at 201 Wells Avenue South, Renton, Washington, 98057; our telephone number is (425) 255-4400.

Regulatory Actions

On April 14, 2010, the OTS and members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement or Memorandum of Understanding ("MOU"), which is now enforced by the Federal Reserve, the successor to the OTS as a regulator of the holding company. Under the terms of the MOU, the Company agreed, among other things, to provide notice to and obtain a written non-objection from the Federal Reserve prior to the Company (a) declaring a dividend or redeeming any capital stock and (b) incurring, issuing, renewing or repurchasing any new debt.

On March 27, 2012, the Bank's regulators, the FDIC and the DFI, terminated the Consent Order ("Order") which became effective on September 24, 2010. In place of the Order, the Bank entered into an MOU, which is an informal regulatory action, with the FDIC and the DFI. The Order was terminated as a result of the steps the Bank took in complying with the Order, including reducing its level of classified assets, increasing earnings, augmenting management and improving the overall condition of the Bank.

The MOU with the Bank contains provisions concerning the management and directors of the Bank, interest rate risk, minimum capital levels, the allowance for loan and lease losses ("ALLL"), lending and collection policies, policies concerning the Bank and its affiliates, restrictions on paying dividends and a requirement to furnish progress reports to the FDIC and the DFI.

A copy of the MOU with the Bank is attached to the Form 8-K that was filed with the SEC on April 2, 2012. The MOUs will remain in effect until modified or terminated by the FDIC and the DFI in the case of the Bank and the Federal Reserve with respect to the Company. For more information regarding the MOUs and their impact on First Financial Northwest and the Bank, see Item 1A. "Risk Factors - Certain regulatory restrictions are imposed on us; lack of compliance could result in monetary penalties and/or additional regulatory actions."

Proxy Contest and Related Litigation

On March 29, 2012, Stilwell Value Partners II, L.P., one of a group of funds controlled by Joseph Stilwell (the “Stilwell Group”), submitted to First Financial Northwest a notice of the Stilwell Group's intent to nominate Joseph Stilwell and Spencer L. Schneider for election to the Company's Board of Directors at the Company's May 24, 2012 Annual Meeting of Shareholders (“Annual Meeting”). The Federal Reserve subsequently advised the Stilwell Group that the solicitation of proxies to elect two directors to the Company's Board of Directors, along with other actions the Stilwell Group had taken in connection with the proxy contest, could result in a controlling interest that would not be permitted under federal law. As a result, the Stilwell Group determined to nominate only Mr. Schneider for election to the Company's Board of Directors at the Annual Meeting.

Following the Annual Meeting, the independent inspector of election, Raymond Riley of Carl T. Hagberg and Associates (“Inspector of Election”), issued his Final Report which stated that (1) a quorum was present for the transaction of business at the Annual Meeting; and (2) the opposition proxy holders did not submit an executed master ballot for the Stilwell Group's nominee prior to the closing of the polls. Thus, the Company's nominees, Victor Karpiak, M. Scott Gaspard and Daniel L. Stevens, were each duly elected to serve for a three year term; the Stilwell Group's nominee did not receive the votes required for election to the Company's Board of Directors.

On June 7, 2012, the Stilwell Group filed a lawsuit in the Superior Court of the State of Washington for King County (the "Court") against First Financial Northwest, Raymond Riley (the independent Inspector of Election) and Victor Karpiak, seeking to overturn the outcome of the election of directors at the Annual Meeting. The Stilwell Group's complaint alleged, among other things, that (i) proxy cards and proxy reporting service tabulations showed that the Stilwell Group's nominee, Spencer L. Schneider, received more shareholder support than Mr. Karpiak; (ii) the Inspector of Election should have determined the outcome of the election based on proxy cards and proxy reporting service tabulations alone and that submission of a master ballot by the opposition proxy holders was unnecessary; (iii) alternatively, the opposition group's master ballot should have been accepted late, after the polls had been declared closed; and (iv) if the absence of a timely master ballot means shareholders that returned proxies to the Stilwell Group did not vote, then those shareholders were not present for quorum purposes either, and the election was invalid for lack of a quorum. The Company denied all of the Stilwell Group's allegations.

On October 5, 2012, the Court heard oral argument concerning a motion for summary judgment filed by the Stilwell Group and the cross-motions for summary judgment filed by (1) First Financial Northwest and Victor Karpiak and (2) Raymond J. Riley (collectively, the "Defendants”).

On October 9, 2012, the Court issued an order in which it denied the Stilwell Group's motion for summary judgment and granted in part the Defendants' cross-motions. The Court agreed with the Defendants that the Inspector of Election correctly determined that the Stilwell Group did not cast a ballot before the time to vote had closed. The Court concluded, however, that certain material facts were in dispute that precluded it from ruling as a matter of law on whether the Inspector of Election correctly determined that he could not accept a master ballot that the Stilwell Group submitted after the polls had closed. The determination of this factual dispute was to have taken place at an evidentiary hearing in January 2013.

In December 2012, First Financial Northwest and the Stilwell Group announced that a settlement of the case was reached. In connection with the settlement, the Company entered into a Settlement Agreement and Mutual Releases on December 20, 2012, as amended on January 16, 2013 and February 26, 2013, with the Stilwell Group. The original Settlement Agreement provided, among other things, that (i) Spencer L. Schneider will be given a seat on the Company's Board after the Company and Mr. Schneider obtain any required regulatory approvals, and will then be nominated by the Company at the 2013 Annual Meeting of Shareholders for a full three-year term; (ii) Victor Karpiak will resign as Chairman of the Board immediately after Mr. Schneider joins the Board, but Mr. Karpiak will remain a member of the Board until September 1, 2013, whereupon he will resign from the Board; (iii) the Company will reimburse a portion of the Stilwell Group's proxy solicitation expenses in connection with the 2012 Annual Meeting; (iv) the Stilwell Group will support the Board's nominees in the director elections to be held at the Company's 2013, 2014 and 2015 Annual Meetings of Shareholders; and (v) the litigation will be dismissed with mutual releases exchanged.

Pursuant to the first amendment to the Settlement Agreement, the Company will appoint Kevin D. Padrick to its Board, rather than Mr. Schneider, subject to any required regulatory approvals, and will then nominate Mr. Padrick at the 2013 Annual Meeting of Shareholders for a full three-year term. Mr. Padrick is a Senior Principal of Obsidian Finance Group, LLC, whose offices are located in Lake Oswego, Oregon. The second amendment to the Settlement Agreement extended the time to allow for receipt of the required regulatory approvals. All other significant terms of the settlement remain the same.

For more information regarding the settlement, please see the Company's Form 8-Ks that were filed with the SEC on December 19, 2012, January 17, 2013 and February 26, 2013.

Currently, the amount or range of reasonably possible expenses related to the proxy contest litigation cannot be estimated.

Market Area

We consider our primary market area to be the Puget Sound Region, which consists primarily of King and, to a lesser extent, Pierce, Snohomish and Kitsap counties. During 2012, the economies of King, Pierce, Snohomish and Kitsap counties continued to experience challenges though certain economic conditions showed signs of improvement. During 2012, home prices in the region experienced their first gains since 2006 even though significant foreclosure and short sale activity continued in the region. In addition, labor trends were positive as each county's unemployment rate declined during 2012.
King County has the largest population of any county in the state of Washington, covering approximately 2,100 square miles. It has a population of approximately 1.9 million residents and a median household income of approximately $66,000, according to the 2010 U.S. Census projection. King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, Paccar, Starbucks, Costco and Amazon. According to the Washington State Employment Security Department, the unemployment rate for King County was 6.1% at December 31, 2012, compared to 7.1% at December 31, 2011 and the national average of 7.8% at December 31, 2012. The median sales price of a residential home in King County was $327,000 during 2012, a 4.9% increase compared to 2011, according to the Northwest Multiple Listing Service ("MLS"). Residential sales volumes increased 19.9% in 2012 as compared to 2011 and inventory levels at December 31, 2012 are projected to be 1.8 months according to the MLS.
Pierce County has the second largest population of any county in the state of Washington, covering approximately 1,800 square miles. It has approximately 795,000 residents and a median household income of approximately $56,000, according to the 2010 U.S. Census projection. The Pierce County economy is diversified with the presence of military-related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma) and aerospace-related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 8.5% in December 2012, compared to 9.3% at year-end 2011. The median sales price of a residential home in Pierce County was $190,000 during 2012, unchanged compared to 2011, according to the MLS. Residential sales volumes increased by 5.1% in 2012 as compared to 2011 and inventory levels at December 31, 2012 are projected to be 2.8 months according to the MLS.
Snohomish County has the third largest population of any county in the state of Washington, covering approximately 2,090 square miles. It has approximately 713,000 residents and a median household income of approximately $63,000, according to the 2010 U.S. Census projection. The economy of Snohomish County is diversified with the presence of military-related government employment (Everett Homeport Naval Base), aerospace-related employment (Boeing) and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County decreased to 6.7% in December 2012 from 8.0% in December 2011. The median sales price of a residential home in Snohomish County was $245,000 during 2012, a 6.5% increase compared to 2011, according to the MLS. Residential sales volumes increased by 14.1% in 2012 as compared to 2011, and inventory levels at December 31, 2012 are projected to be 1.7 months according to the MLS.
Kitsap County has the seventh largest population of any county in the state of Washington, covering approximately 570 square miles. It has approximately 251,000 residents and a median household income of approximately $55,000, according to the 2010 U.S. Census projection. The Kitsap County economy is diversified with the presence of military-related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail and education. According to the Washington State Employment Security Department, the unemployment rate for Kitsap County decreased to 7.0% in December 2012 from 7.6% in December 2011. The median sales price of a residential home in Kitsap County was $230,000 during 2012, a 1.3% decrease compared to 2011, according to the MLS. Residential sales volumes increased by 14.7% in 2012 as compared to 2011 and inventory levels at December 31, 2012 are projected to be 4.4 months according to the MLS.
For a discussion regarding the competition in our primary market area, see “- Competition.”

Lending Activities

General. We focus our lending activities primarily on loans secured by first mortgages on one-to-four family residences, multifamily and commercial real estate, construction/land development and business lending. We offer a limited variety of consumer secured loans as an accommodation to our customers, including savings account loans and home equity loans, which include lines of credit and second mortgage loans. As of December 31, 2012, our net loan portfolio totaled $650.5 million and represented 69.0% of our total assets.

Our current loan policy generally limits the maximum amount of loans we can make to one borrower to the lesser of 15% of the Bank’s total risk-based capital or $20 million. Exceptions may be made to this policy with the prior approval of the Board of Directors if the borrower exhibits financial strength or compensating factors that sufficiently offset any exceptions and are based on the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations and current payment history up to the regulatory limit of 20% of total risk-based capital.

The five largest lending relationships as of December 31, 2012 in descending order were:

Borrower (1)	Aggregate Balance of Loans at December 31, 2012 (2)		Number of Loans
	(Dollars in thousands)
Real estate builder	$25,246		96
Real estate investor	18,071		3
Real estate builder	14,756	(3)	92
Real estate investor	13,881		34
Real estate builder	13,652	(4)	73
Total	$85,606		298
_______

(1)	The composition of borrowers represented in the table may change between periods.

(2)	Net of loans in process ("LIP").

(3)	Of this amount, $13.1 million were considered impaired loans, all of which were performing one-to-four-family residential loans.

(4)
Of this amount, $12.8 million were considered impaired loans, of which $12.0 million were performing one-to-four family residential loans and $809,000 were restructured loans which were performing commercial real estate loans.

During 2012, we continued to decrease loan concentration levels in our five largest lending relationships. At December 31, 2012, loans to our five largest lending relationships totaled $85.6 million compared to $96.9 million at December 31, 2011, a decrease of $11.3 million, or 11.7%. In addition, we continue to have only one loan relationship that exceeded our current loan policy limit to one borrower at December 31, 2012 and December 31, 2011. The loans to this borrower were originated in past years prior to our existing policy limits.

The following table details the breakdown of the types of loans to our top five lending relationships at December 31, 2012.

Borrower (1)	One-to-Four Family Residential (Rental Properties)	Multifamily	Commercial Real Estate (Rental Properties)	Construction/Land Development	Aggregate Balance of Loans (2)
	(In thousands)
Real estate builder	$20,553	$—	$97	$4,596	$25,246
Real estate investor	—	—	18,071	—	18,071
Real estate builder (3)	14,531	—	225	—	14,756
Real estate investor	9,593	3,358	930	—	13,881
Real estate builder (4)	12,843	—	809	—	13,652
Total	$57,520	$3,358	$20,132	$4,596	$85,606
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	Net of LIP.

(3)	Of this amount, $13.1 million were considered impaired loans, all of which were performing one-to-four family residential loans.

(4)
Of this amount, $12.8 million were considered impaired loans, of which $12.0 million were performing one-to-four family residential loans and $809,000 were restructured loans which were performing commercial real estate loans.

Some of the builders listed in the above tables, as part of their previous business strategy, retained a certain percentage of their finished homes in their own inventory of permanent investment properties, (i.e. one-to-four family rental properties). In the past, these properties were used to enhance the builders’ liquidity through rental income and improve their long-term equity position through the appreciation in market value of the properties. Due to the continued, prolonged depressed housing market and the challenging local economy, this business strategy was not sustainable for these builders. As a result, we have incurred losses related to these builders and have significantly reduced our exposure to these builders over the past few years. We continue to work with these builders to further reduce our exposure. For the three builders included in the previous table, total one-to-four family rental properties decreased $400,000, or 0.08% to $47.9 million at December 31, 2012 from $48.3 million at December 31, 2011. These builders have been, and at December 31, 2012 were, in compliance with the repayment terms of their respective restructured loans. The real estate investors listed in the table above have been in compliance with the original terms of their respective loans.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential: (1)
Permanent	$306,851	45.5%	$335,412	46.4%	$393,334	44.1%	$481,046	43.1%	$499,562	43.9%
Construction	177	0.1	—	—	5,356	0.6	15,685	1.4	12,884	1.2
	307,028	45.6	335,412	46.4	398,690	44.7	496,731	44.5	512,446	45.1
Multifamily: (2)
Permanent	105,936	15.7	110,148	15.2	140,762	15.8	128,943	11.5	99,790	8.8
Construction	5,585	0.8	3,526	0.5	4,114	0.5	17,565	1.6	1,150	0.1
	111,521	16.5	113,674	15.7	144,876	16.3	146,508	13.1	100,940	8.9
Commercial real estate: (2)
Permanent	207,436	30.8	218,032	30.2	237,708	26.6	251,185	22.5	223,360	19.6
Construction	12,500	1.8	12,500	1.7	28,362	3.2	31,605	2.8	28,876	2.5
Land	1,942	0.3	1,811	0.2	6,643	0.7	6,206	0.6	8,491	0.8
	221,878	32.9	232,343	32.1	272,713	30.5	288,996	25.9	260,727	22.9
Construction/land development: (2)
One-to-four family residential	608	0.1	6,194	0.9	26,848	3.0	95,699	8.6	145,329	12.8
Multifamily	8,375	1.2	855	0.1	1,283	0.1	3,624	0.3	13,322	1.2
Commercial real estate	—	—	1,104	0.2	1,108	0.1	1,129	0.1	1,324	0.1
Land development	10,435	1.6	16,990	2.3	27,262	3.1	63,501	5.7	90,537	7.9
	19,418	2.9	25,143	3.5	56,501	6.3	163,953	14.7	250,512	22.0
Business	2,968	0.4	3,909	0.6	479	0.1	353	0.1	—	—
Consumer	11,110	1.7	12,499	1.7	19,127	2.1	18,678	1.7	12,927	1.1
Total loans	673,923	100.0%	722,980	100.0%	892,386	100.0%	1,115,219	100.0%	1,137,552	100.0%
Less:
LIP	8,856		1,372		10,975		39,942		82,541
Deferred loan fees, net	2,057		1,761		2,421		2,938		2,848
ALLL	12,542		16,559		22,534		33,039		16,982
Loans receivable, net	$650,468		$703,288		$856,456		$1,039,300		$1,035,181
_____________
(1)    Includes $139.8 million and $147.4 million of non-owner occupied loans at December 31, 2012 and 2011, respectively.
(2)    We do not include construction loans that will convert to permanent loans in the construction/land development category. We consider these loans to be “rollovers” in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. As a result, at December 31, 2012, we had $12.5 million, or 5.6% of our total commercial real estate portfolio, $5.6 million, or 5.0% of our total multifamily loan portfolio and $177,000, or 0.1% of our total one-to-four family residential loan portfolio in these “rollover” type of loans. At December 31, 2011, we had $12.5 million, or 5.4% of our total commercial real estate portfolio and $3.5 million, or 3.1% of our total multifamily loan portfolio in these "rollover" type of loans. At December 31, 2012 and 2011, $1.9 million and $1.8 million, respectively, of commercial real estate land loans were not included in the construction/land development category because we classify raw land or buildable lots where we do not intend to finance the construction as commercial real estate land loans.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family residential	$263,503	39.1%	$297,769	41.2%	$359,675	40.3%	$482,531	43.3%	$506,288	44.5%
Multifamily	94,327	14.0	105,420	14.6	140,210	15.7	128,561	11.5	99,510	8.8
Commercial real estate	193,476	28.7	208,418	28.8	235,947	26.4	270,604	24.3	245,447	21.6
Construction/land development	3,962	0.6	—	—	556	0.1	9,701	0.9	20,689	1.8
Total real estate	555,268	82.4	611,607	84.6	736,388	82.5	891,397	80.0	871,934	76.7
Business	943	0.1	1,355	0.2	124	—	150	—	—	—
Consumer	1,084	0.2	1,171	0.1	3,743	0.4	3,561	0.3	3,488	0.3
Total fixed-rate loans	557,295	82.7	614,133	84.9	740,255	82.9	895,108	80.3	875,422	77.0

ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family residential	43,525	6.5	37,643	5.2	39,015	4.4	14,200	1.3	6,158	0.6
Multifamily	17,194	2.5	8,254	1.1	4,666	0.5	17,947	1.6	1,430	0.1
Commercial real estate	28,402	4.2	23,925	3.3	36,766	4.1	18,392	1.6	15,280	1.3
Construction/land development	15,456	2.3	25,143	3.5	55,945	6.3	154,252	13.8	229,823	20.2
Total real estate	104,577	15.5	94,965	13.1	136,392	15.3	204,791	18.3	252,691	22.2
Business	2,025	0.3	2,554	0.4	355	0.1	203	—	—	—
Consumer	10,026	1.5	11,328	1.6	15,384	1.7	15,117	1.4	9,439	0.8
Total adjustable-rate loans	116,628	17.3	108,847	15.1	152,131	17.1	220,111	19.7	262,130	23.0
Total loans	673,923	100.0%	722,980	100.0%	892,386	100.0%	1,115,219	100.0%	1,137,552	100.0%
Less:
LIP	8,856		1,372		10,975		39,942		82,541
Deferred loan fees, net	2,057		1,761		2,421		2,938		2,848
ALLL	12,542		16,559		22,534		33,039		16,982
Loans receivable, net	$650,468		$703,288		$856,456		$1,039,300		$1,035,181

One-to-Four Family Residential Real Estate Lending. As of December 31, 2012, $307.0 million, or 45.6% of our total loan portfolio consisted of permanent loans secured by one-to-four family residences.

First Savings Bank is a traditional fixed-rate portfolio lender when it comes to financing residential home loans. In 2012, we originated $24.6 million in one-to-four family residential loans, most of which had fixed-rates and fixed terms. Approximately 50% of our one-to-four family residential loan originations in 2012 were in connection with the refinance of an existing loan. New loan originations comprised the remaining 50%. At December 31, 2012, $167.2 million, or 54.5% of our one-to-four family residential portfolio consisted of owner occupied loans with $139.8 million, or 45.5% consisting of non-owner occupied loans. In addition, at December 31, 2012, $263.5 million, or 85.8% of our one-to-four family residential loan portfolio consisted of fixed-rate loans. Substantially all of our one-to-four family residential loans require both monthly principal and interest payments.

We also originate a limited number of jumbo loans that we retain in our portfolio. Loans originated with balances greater than $417,000 are generally considered jumbo except those originated in King, Pierce and Snohomish counties where the threshold for purchase by Freddie Mac and Fannie Mae is $506,000. One-to-four family residential loans classified as jumbo loans totaled $56.1 million and consisted of 79 loans at December 31, 2012. The loans in this portfolio have been priced at rates of 0.125% to 1.00% higher than the standard rates quoted on conventional loans. As of December 31, 2012, two of our jumbo loans totaling $877,000 were over 90 days past due, one jumbo loan for $614,000 was past due over 60 days but less than 90 days and three jumbo loans for $2.1 million were past due 30 to 60 days. The remaining jumbo loans in this loan portfolio were performing in accordance with their loan repayment terms at December 31, 2012. Charged-off, one-to-four family residential loans totaled $2.2 million for the year ended December 31, 2012, of which $553,000 were jumbo loans. For the years ended December 31, 2011 and 2010, charged-off one-to-four family residential loans totaled $2.3 million and $24.6 million, of which $833,000 and $4.4 million were jumbo loans, respectively.

Our fixed-rate, one-to-four family residential loans are generally originated with 15 to 30 year terms, although such loans typically remain outstanding for substantially shorter periods, particularly in a declining interest rate environment. In addition, substantially all of our one-to-four family residential loans contain due-on-sale clauses providing that we may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business. The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

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

Our construction loans to individuals to build their personal residences typically are structured to be converted to fixed-rate permanent loans at the end of the construction phase with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post construction value of the project by an independent appraiser. During the construction phase, which typically lasts 12 to 18 months, an approved inspector or our designated loan officer makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractor or borrower as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Construction loans require interest-only payments during the construction phase and are structured to be converted to fixed-rate permanent loans at the end of the construction phase. At December 31, 2012, there was one owner-occupied construction loan for $177,000 with LIP of $95,000 in the one-to-four family residential loan balance.

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

At December 31, 2012, $6.2 million of our one-to-four family residential loans were delinquent in excess of 90 days and/or in nonaccrual status.

Multifamily and Commercial Real Estate Lending. As of December 31, 2012, $111.5 million, or 16.5% of our total loan portfolio was secured by multifamily real estate and $221.9 million, or 32.9% of our loan portfolio was secured by commercial real estate properties. Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings and warehouses. Substantially all of our multifamily and commercial real estate loans are secured by properties located in our primary market area. Commercial real estate loans are subject to underwriting standards and processes similar to those of multifamily loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

Typically, multifamily and commercial real estate loans have higher balances, are more complex to evaluate and monitor and involve a greater degree of risk than one-to-four-family residential loans. In an attempt to mitigate this risk, these loans are generally priced at a higher rate of interest than one-to-four family residential loans and generally have a maximum loan-to-value ratio of 75% of the lesser of the appraised value or purchase price for multifamily and 70% for commercial real estate. We generally require and obtain loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation or partnership, we generally require and obtain personal guarantees from the principals based upon a review of their personal financial statements and individual credit reports.

The average loan size in our multifamily and commercial real estate loan portfolios was $739,000 and $1.1 million, respectively, as of December 31, 2012. We currently target individual multifamily and commercial real estate loans between $1.0 million and $5.0 million; however, we can by policy originate loans to one borrower up to 15% of the Bank’s total risk-based capital. The largest multifamily loan as of December 31, 2012 was a 96-unit apartment complex with a net outstanding principal balance of $4.7 million located in Kitsap County. As of December 31, 2012, the largest commercial real estate loan had a net outstanding balance of $12.5 million and was secured by a self-storage facility located in King County. At that date, these two loans were performing according to their respective loan repayment terms.

We also make construction loans for commercial development projects. The projects include multifamily, retail, office/warehouse and office buildings. These loans generally have an interest-only payment phase during construction and generally convert to permanent financing when construction is complete. Disbursement of funds is at our sole discretion and is based on the progress of construction. Generally the maximum loan-to-value ratio applicable to these loans is 75% of the appraised post-construction value. At December 31, 2012, multifamily and commercial real estate "rollover" construction loans amounted to $18.1 million, or 5.4% of the combined multifamily and commercial real estate loan portfolio.

The credit risk related to multifamily and commercial real estate loans is considered to be greater than the risk related to one-to-four family residential loans because the repayment of multifamily and commercial real estate loans typically is dependent on the income stream from the real estate securing the loan as collateral and the successful operation of the borrower’s business, which can be significantly affected by adverse conditions in the real estate markets or in the economy, generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many of our multifamily and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment.

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Multifamily loans totaling $4.7 million were delinquent in excess of 90 days and/or classified in nonaccrual status and commercial real estate loans totaling $6.3 million were 90 days or more delinquent and/or in nonaccrual status at December 31, 2012. Commercial real estate loans totaling $6.1 million were charged-off during the year ended December 31, 2012 as compared to $4.2 million and $8.0 million for the years ended December 31, 2011 and 2010, respectively. Multifamily loans totaling $153,000 and $125,000 were charged-off during the years ended December 31, 2012 and 2011, respectively. There were no multifamily loans charged-off during the year ended December 31, 2010.

Construction/Land Development Loans. We originate construction/land development loans to residential builders for the construction of single-family residences, condominiums, townhouses and residential developments located in our market area. Our land development loans are generally made to builders intending to develop lots. Construction/land development loans to builders generally require the borrower to have had an existing relationship with us and have a proven record of successful projects.

At December 31, 2012, our total construction/land development loans amounted to $19.4 million, or 2.9% of our total loan portfolio. At December 31, 2012, our one-to-four family residential construction loans and land development loans to builders amounted to $608,000 and $10.4 million, respectively. In addition to loan repayments and charge-offs, the $5.7 million decrease in our construction/land development portfolio from December 31, 2011 to December 31, 2012 was the result of our concerted efforts working with our construction loan borrowers when possible to bring the loan payment current or restructure their loans, and when this option was not feasible, to proceed with foreclosure or deed-in-lieu of foreclosure proceedings to transfer the underlying property to other real estate owned (“OREO”). Construction/land development loans classified as nonperforming totaled $4.8 million at December 31, 2012. At that date there were no LIP related to our nonperforming construction/land development loans and $6.9 million in LIP related to our performing construction/land development loans.

At the dates indicated, the composition of our total construction/land development loan portfolio and the related nonperforming loans in this portfolio were as follows:

	December 31,
	Total Loans		Nonperforming loans
	2012	2011	2012	2011
	(In thousands)
One-to-four family residential:
Construction speculative	$608	$6,194	$—	$756
Multifamily:
Construction speculative	8,375	855	805	855
Commercial real estate:
Construction speculative	—	1,104	—	—
Land development	10,435	16,990	3,962	7,588
Total construction/land development (1)(2)	$19,418	$25,143	$4,767	$9,199
_____________
(1) LIP for construction/land development loans at December 31, 2012 and 2011 were $6.9 million and $420,000, respectively. There were no LIP for nonperforming construction/land development loans at December 31, 2012 and 2011.
(2) We do not include construction loans that will convert to permanent loans in the construction/land development category. We consider these loans to be “rollovers” in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. As a result, at December 31, 2012, we had $177,000, or 0.1% of our total one-to-four family residential loan portfolio, $12.5 million, or 5.6% of our total commercial real estate portfolio and $5.6 million, or 5.0% of our total multifamily loan portfolio in these “rollover” type of loans.

Multifamily construction speculative loans, including LIP, increased $7.5 million to $8.4 million at December 31, 2012 from $855,000 at December 31, 2011. The increase was mainly attributable to two "micro apartment" loans both located in King County. After the projects are completed, including a lease up period, and provided the loans are performing, these loans will be refinanced at then current interest rates into permanent loans with us or another lender.

The following table includes construction/land development loans by county at December 31, 2012:

County	Loan Balance (1)	Percent of Loan Balance
	(Dollars in thousands)
King	$5,695	45.4%
Thurston	1,188	9.5
Whatcom (2)	3,962	31.6
All other	1,687	13.5
Total	$12,532	100.0%
 _____________
(1) Net of LIP.

(2)	Represents one loan that was originated in 2007 which was in a workout program and was purchased through a receivership in March 2012.

Loans to finance the construction of single-family homes and subdivisions and land development loans are generally offered to builders in our primary market areas. Many of these loans are termed "speculative" because the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender The buyer may be identified either during or after the construction period, with the risk that the builder will have to fund the debt service on the speculative loan and finance real estate taxes and other carrying costs for the project for a significant period of time after completion of the project, until a buyer is identified. The maximum loan-to-value ratio applicable to these loans is generally 80% of the appraised market value upon completion of the project. In addition, a minimum of 25% verified equity is generally also required. Verified equity generally refers to cash equity invested in the project. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate title insurance and other appropriate insurance coverage, and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly. We have interest reserves on $8.1 million of our total speculative construction loans, with LIP totaling $6.7 million. When these loans exhaust their original reserves set up at origination, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate, based on the updated analysis. Construction loan proceeds are disbursed periodically as construction progresses and as inspections by our approved inspectors warrant. Total outstanding net loan amounts for land development loans range from $166,000 to $4.6 million with an average individual loan commitment at December 31, 2012, of $2.1 million. At December 31, 2012, our three largest construction/land development loans had outstanding principal balances, net of LIP, of $4.6 million, $4.0 million and $1.2 million. The $4.0 million construction/land development loan was impaired at December 31, 2012 and the two other loans were performing in accordance with their terms.

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

Business Lending. Business loans totaled $3.0 million, or less than 1.0% of the loan portfolio at December 31, 2012. Business loans are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed- or adjustable-rate primarily indexed to The Wall Street Journal prime rate plus a margin. Our business lending policy includes credit file documentation and requires analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our business loans. The largest business loan had an outstanding balance of $1.5 million at December 31, 2012 and was performing according to its repayment terms. At December 31, 2012, we did not have any business loans delinquent in excess of 90 days and/or in nonaccrual status.

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

Consumer Lending. We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans and savings account loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than one-to-four family residential loans. Consumer loans are offered with both fixed and adjustable interest rates and with varying terms. At December 31, 2012, consumer loans were $11.1 million, or 1.7% of the total loan portfolio.

At December 31, 2012, the largest component of the consumer loan portfolio consisted of home equity loans, primarily home equity lines of credit, which totaled $8.5 million, or 76.8% of the total consumer loan portfolio. The home equity lines of credit include $4.4 million of equity lines of credit in first lien position and $4.1 million of second mortgages on residential properties. At December 31, 2012, unfunded commitments on our home equity lines of credit totaled $4.2 million. Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses. At origination, the loan-to-value ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan. Second mortgage loans are originated on a fixed- or adjustable-rate basis. The interest rate for the adjustable-rate second mortgages is tied to the prime rate published in The Wall Street Journal and may include a margin. Second mortgages generally have a ten year term with a balloon payment due at maturity.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property, which we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts caused by the increase in interest rates as loan rates reset. If current economic conditions deteriorate for our borrowers and their home prices continue to fall, we may also experience higher credit losses from this loan portfolio. Since our home equity loans primarily consist of second mortgage loans, it is unlikely that we will be successful in recovering all, if any, portion of our loan principal amount outstanding in the event of a default. At December 31, 2012, consumer loans totaling $759,000 were delinquent in excess of 90 days or in nonaccrual status. Consumer loans totaling $491,000 were charged-off during the year ended December 31, 2012. Consumer loans charged-off during the years ended December 31, 2011 and 2010 totaled $263,000 and $790,000, respectively.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2012 regarding the amount of loans repricing or maturing in our portfolio based on their contractual terms to maturity, but does not include prepayments. Loan balances do not include undisbursed loan funds, deferred loan fees and costs and the ALLL.

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years Through Ten Years	Beyond Ten Years	Total
	(In thousands)
Real Estate:
One-to-four family residential	$15,473	$54,986	$52,528	$45,635	$138,406	$307,028
Multifamily	23,411	10,287	22,699	51,311	3,813	111,521
Commercial	38,771	36,134	51,520	95,188	265	221,878
Construction/land development	15,456	3,962	—	—	—	19,418
Total real estate	93,111	105,369	126,747	192,134	142,484	659,845
Business	2,278	407	283	—	—	2,968
Consumer	10,062	69	408	532	39	11,110
Total	$105,451	$105,845	$127,438	$192,666	$142,523	$673,923

The following table sets forth the amount of all loans due after December 31, 2013, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real Estate:
One-to-four family residential	$253,727	$37,828	$291,555
Multifamily	76,601	11,509	88,110
Commercial	170,779	12,328	183,107
Construction/land development	3,962	—	3,962
Total real estate	505,069	61,665	566,734
Business	690	—	690
Consumer	1,048	—	1,048
Total	$506,807	$61,665	$568,472

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

Lending Authority. The Bank's lending authority limits are as follows:

Board of Directors. The Bank’s Board of Directors has the following authority to approve each loan request:

•	With an aggregate relationship in excess of 15% of the Bank’s risk-based capital;

•	Each one-to-four family residential loan request in excess of $5.0 million; and

•	Each commercial or multifamily loan request in excess of $10.0 million.

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

Loan Committee. The Loan Committee consists of the Chief Credit Officer, Chief Lending Officer, Credit Administration Portfolio Manager, Loan Administration Manager, Consumer Lending Manager and the Commercial Banking Manager along with two additional members who are appointed by the Chief Credit Officer. The Loan Committee has the following authority to approve:

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

Combined Loan Signing Authority. Combined loan signing authority requires two lending officers' approval, both must hold positions higher than the recommending officer, one of which must be the Chief Lending Officer or the Chief Credit Officer. The Combined Loan Signing Authority allows for the following authority to approve:

•	Each loan request for general conforming one-to-four family residential, owner occupied loans up to Freddie Mac and Fannie Mae conforming loan limits;

•	Each loan request for commercial and multifamily loans up to $1.0 million;

•	The aggregate borrower relationships up to $1.0 million;

•	Each unsecured consumer loan request up to $10,000; and

•	Each loan that is 100% secured by cash in the Bank.

During 2012, we did not delegate individual signing authority to any one lending or executive officer.

Loan Originations, Servicing, Purchases, Sales and Repayments. For the years ended December 31, 2012 and 2011, our total loan originations were $118.8 million and $31.6 million, respectively. Total loan originations increased as a result of loan demand in our market area and our renewed focus on generating loan volume during the six months ended December 31, 2012.

One-to-four family residential loans are generally originated in accordance with the guidelines established by Freddie Mac and Fannie Mae, with the exception of our special community development loans originated to satisfy compliance with the Community Reinvestment Act. Our loans are underwritten by designated real estate loan underwriters internally in accordance with standards as provided by our Board-approved loan policy. We require title insurance on all loans and fire and casualty insurance on all secured loans and home equity loans where real estate serves as collateral. Flood insurance is also required on all secured loans when the real estate is located in a flood zone.

We may sell loans from time to time on a non-recourse basis consistent with our asset and liability management objectives. Fixed-rate residential mortgage loans with terms of 30 years or less and adjustable-rate mortgage loans are generally held in our portfolio. Loans sales for 2012 were $1.1 million compared to none for 2011.

The following table shows total loans originated, purchased, repaid and other changes during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Loan Originations:
Real estate:
One-to-four family residential	$24,633	$11,201	$14,578
Multifamily	27,331	6,813	16,087
Commercial	48,706	4,079	12,596
Construction/land development	12,697	1,434	9,048
Total real estate	113,367	23,527	52,309
Business	756	2,270	293
Consumer	4,660	5,829	6,786
Total loans originated	118,783	31,626	59,388
Loans purchased	136	1,647	3,503
Loans sold	(1,051)	—	—
Principal repayments	(145,210)	(165,460)	(170,011)
Charge-offs	(9,591)	(11,025)	(65,476)
Loans transferred to OREO	(12,124)	(26,194)	(50,237)
Change in other items, net	(3,763)	16,238	39,989
Net decrease in loans	$(52,820)	$(153,168)	$(182,844)

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate-related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees charged to the borrower on one-to-four family residential loans and multifamily and commercial real estate loans can range between

0% to 2%. United States generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale. We had $2.1 million and $1.8 million of net deferred loan fees as of December 31, 2012 and 2011, respectively.

One-to-four family residential and consumer loans are generally originated without a prepayment penalty. The majority of our multifamily and commercial real estate loans, however, have prepayment penalties associated with the loans. The majority of the recent multifamily and commercial real estate loan originations have a prepayment penalty of 3% of the principal balance in year one, 2% in year two, 1% in year three and no penalties after year three.

Asset Quality

As of December 31, 2012, we had an aggregate of $15.8 million, or 2.4% of total loans, net of LIP, past due over 60 days. These loans consisted of 19 one-to-four family residential loans (16 owner-occupied and three non-owner occupied), six commercial real estate loans, one construction/land development loan, four multifamily loans and three consumer loans. We generally assess late fees or penalty charges on delinquent loans of up to 5.0% of the monthly payment. The borrower is given up to a 15 day grace period from the due date to make the loan payment.

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

If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to recover the collateral securing the loan according to the terms of the security instrument and applicable law. The following table shows our delinquent loans by the type of loan, net of LIP and the number of days delinquent at December 31, 2012:

	Loans Delinquent						Total
	31-60 Days		61-90 Days		Over 90 Days		Delinquent Loans
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Real estate:
One-to-four family residential:
Owner occupied	7	$1,974	4	$1,374	12	$2,653	23	$6,001
Non-owner occupied	2	1,276	1	49	2	1,019	5	2,344
Multifamily	—	—	—	—	4	4,711	4	4,711
Commercial	3	1,795	—	—	6	4,479	9	6,274
Construction/land development	—	—	—	—	1	805	1	805
Total real estate	12	5,045	5	1,423	25	13,667	42	20,135
Consumer	1	20	1	47	2	690	4	757
Total	13	$5,065	6	$1,470	27	$14,357	46	$20,892

Nonperforming Assets. The following table sets forth information with respect to our nonperforming assets and troubled debt restructured loans ("TDRs") for the periods indicated. All loan balances and ratios are calculated using loan balances that are net of LIP.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$6,248	$9,808	$22,688	$36,874	$9,630
Multifamily	4,711	949	—	—	—
Commercial	6,274	3,736	7,306	11,535	2,865
Construction/land development	4,767	9,199	32,885	71,780	44,043
Consumer	759	—	57	514	—
Total loans accounted for on a nonaccrual basis	22,759	23,692	62,936	120,703	56,538
Loans accruing interest which are contractually past
due 90 days or more:
One-to-four family residential	—	—	—	—	1,207
Commercial real estate	—	—	—	—	897
Total loans accruing interest which are contractually
past due 90 days or more	—	—	—	—	2,104
Total nonperforming loans	22,759	23,692	62,936	120,703	58,642
OREO	17,347	26,044	30,102	11,835	—
Total nonperforming assets	$40,106	$49,736	$93,038	$132,538	$58,642

TDRs:
Nonaccrual (1)	$4,528	$5,079	$16,299	$26,021	$20,818
Performing	65,848	66,225	58,375	35,458	2,226
Total TDRs	$70,376	$71,304	$74,674	$61,479	$23,044
Nonperforming loans as a percent of total loans	3.42%	3.28%	7.14%	11.23%	5.56%
Nonperforming loans as a percent of total assets	2.41	2.24	5.27	9.18	4.71
Nonperforming assets as a percent of total assets	4.25	4.69	7.79	10.08	4.71
Total loans	$665,067	$721,608	$881,411	$1,075,277	$1,055,011
Foregone interest on nonaccrual loans	1,399	2,178	6,069	7,299	2,090
_______
(1) These loans are also included in the appropriate loan category above under the caption: “Loans accounted for on a nonaccrual basis.”

When a loan becomes 90 days past due, we generally place the loan on nonaccrual status unless the credit is well secured and is in the process of collection. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem such as an impending foreclosure or bankruptcy or if the borrower is unable to meet their scheduled payment obligations. As of December 31, 2012, nonperforming loans, net of LIP, were $22.8 million, or 3.42% of total loans and 4.25% of total assets.

Our three largest nonperforming loans at December 31, 2012 were as follows:

•
A construction/land development loan with an outstanding balance of $4.0 million. The purpose of the loan was to purchase land in Whatcom County and prepare the land for construction of a 251-unit, one-to-four family residential development.

•	A multifamily loan with an outstanding balance of $2.7 million, secured by a 31-unit attached three building residential complex in Pierce County.

•	A commercial real estate loan with an outstanding balance of $2.6 million, secured by 11 condominium retail/office units located in Pierce County.

We have reduced our nonperforming loans by $933,000, or 3.9% at December 31, 2012 as compared to December 31, 2011. This reduction was accomplished by transferring nonperforming loans to OREO through the foreclosure process, taking deeds-in-lieu of foreclosure, accepting short sales and loan charge-offs. Because of our structure, we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly as compared to the larger institutions where decisions could take upwards of six to twelve months. This distinction has worked to our benefit in reducing our nonperforming loans and disposing of OREO.

The following tables summarize our total nonperforming loans, net of LIP and OREO, at December 31, 2012 by county and by type of loan or property:

	County					Total Nonperforming Loans	Number of Loans	Percent of Total Nonperforming Loans
	King	Pierce	Whatcom	Kitsap	All Other
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$3,579	$2,111	$—	$—	$558	$6,248	22	27.5%
Multifamily	—	4,711	—	—	—	4,711	4	20.7
Commercial real estate	129	4,781	—	—	1,364	6,274	9	27.6
Construction/land development	—	—	3,962	—	805	4,767	2	20.9
Consumer	689	22	—	—	48	759	4	3.3
Total nonperforming loans	$4,397	$11,625	$3,962	$—	$2,775	$22,759	41	100.0%

	County					Total OREO	Number of Properties	Percent of Total OREO
	King	Pierce	Whatcom	Kitsap	All Other
	(Dollars in thousands)
OREO:
One-to-four family residential	$2,349	$1,183	$—	$410	$375	$4,317	21	24.9%
Commercial real estate (1)	1,569	6,993	—	1,136	724	10,422	21	60.1
Construction/land development	—	1,345	—	654	609	2,608	7	15.0
Total OREO	$3,918	$9,521	$—	$2,200	$1,708	$17,347	49	100.0%

Total nonperforming assets	$8,315	$21,146	$3,962	$2,200	$4,483	$40,106
_______
(1) Of the 21 properties classified as commercial real estate, nine are office/retail buildings, three are mixed-use buildings, five are developed lots and four are undeveloped lots.

Construction/land development, commercial real estate and multifamily loans have larger individual loan amounts, which have a greater single impact on our total portfolio quality in the event of delinquency or default. We continue to monitor our loan portfolio and believe additions to nonperforming loans, charge-offs, provisions for loan losses, and/or OREO are possible in the future, particularly if the housing market and other economic conditions do not continue to improve.

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When the property is acquired, it is recorded at the lower of its cost or the fair market value of the property, less selling costs. We had $17.3 million and $26.0 million of OREO at December 31, 2012 and 2011, respectively. At December 31, 2012, OREO consisted of $4.3 million in one-to-four family residential properties, $2.6 million in construction/land development properties and $10.4 million in commercial real estate properties. We have a special assets department whose primary focus is the prompt and effective management of our troubled, nonperforming assets and to expedite their disposition and minimize any potential losses. During 2012, we foreclosed or accepted deeds-in-lieu of foreclosure on 35 properties totaling $12.1 million as compared to 95 properties totaling $26.2 million during 2011. We anticipate continued foreclosure, deed-in-lieu of foreclosure and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

Troubled Debt Restructured Loans. We account for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. At December 31, 2012, we had $70.4 million in TDRs as compared to $71.3 million at December 31, 2011.

Prior to 2012, we utilized a strategy for a limited number of our lending relationships by establishing an “A” and “B” note structure. We created an “A” note which represents a reduced principal balance expected to be fully collected and at a debt service level and loan-to-value ratio acceptable to us. The “A” note is classified as a performing TDR as long as the borrower continues to perform in accordance with the note terms. The “B” note represents the amount of the principal reduction portion of the original note and is immediately charged-off. The “B” note is held by the Bank and when the borrower pays off the “A” note, the Bank will proceed with collection efforts on the “B” note. At December 31, 2012, 93.6% of our TDRs were classified as performing compared to 92.9% at December 31, 2011. Of the $65.8 million of performing TDRs at December 31, 2012, $32.6 million were related to an “A” note as a result of an “A” and “B” note workout strategy. During 2012 we did not receive any principal or interest payments related to the "B" notes.

The largest TDR relationship at December 31, 2012 totaled $13.1 million and was comprised of 84 one-to-four family residential rental properties located in King, Kitsap, Pierce and Thurston counties. At December 31, 2012, there were no LIP in connection with these restructured and impaired loans. For additional information regarding our TDRs, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 8.

The following table summarizes our total TDRs:

	December 31,
	2012	2011
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$3,422	$3,994
Multifamily	1,058	—
Commercial real estate	—	902
Construction/land development	—	183
Consumer	48	—
Total nonperforming TDRs	4,528	5,079
Performing TDRs:
One-to-four family residential	52,644	52,768
Multifamily	1,239	2,504
Commercial real estate	11,965	10,883
Consumer	—	70
Total performing TDRs	65,848	66,225
Total TDRs	$70,376	$71,304

Classified Assets. Federal regulations provide for the classification of lower quality loans and other assets as substandard, doubtful or loss. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of our review of our loans, as of December 31, 2012, $22.3 million of our loans were classified as special mention, $29.3 million were classified as substandard, and no loans were classified as doubtful or loss. This compares to $33.8 million classified as special mention, $38.3 million classified as substandard, and no loans classified as doubtful or loss as of December 31, 2011. The decrease in our classified loans during the year ended December 31, 2012 was a result of loan charge-offs, transfers to OREO and short sales, as well as our efforts to work with our borrowers to bring their loans current when possible or restructure the loan when appropriate. During 2012, we took an aggressive approach to reduce nonperforming assets and improve asset quality.

The aggregate amounts of our classified loans, net of LIP at the dates indicated were as follows:

	December 31,
	2012	2011
	(In thousands)
Classified Loans:
Special mention:
One-to-four family residential	$10,433	$13,193
Multifamily	—	5,414
Commercial real estate	11,666	14,256
Construction/land development	165	424
Consumer	—	488
Total special mention	22,264	33,775
Substandard:
One-to-four family residential	9,826	14,376
Multifamily	5,950	949
Commercial real estate	7,805	13,584
Construction/land development	4,767	9,199
Consumer	981	189
Total substandard	29,329	38,297
Total classified loans	$51,593	$72,072

With the exception of these classified loans, of which $22.8 million were accounted for as nonaccrual loans at December 31, 2012, management is not aware of any loans as of December 31, 2012, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan categories.

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, the borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. The specific allowance component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information, less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

Our Audit Committee approves the provision for loan losses on a quarterly basis and the Board of Directors ratifies the Audit Committee's actions. The allowance is increased by the provision for loan losses, which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

The provision for loan losses was $3.1 million, $4.7 million and $53.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in the provision for loan losses was attributable to the reductions in the levels of nonperforming and classified assets, charge-offs and our directed focus during 2012 to work with our borrowers when possible to bring their loan payments current and when this option was not feasible, to initiate foreclosure or deed-in-lieu of foreclosure proceedings. We also utilized short sales as an option to liquidate properties prior to foreclosure. Loan charge-offs resulting from short sales totaled $60,000 during the year ended December 31, 2012. The focus that we placed on reducing our nonperforming assets during 2012 resulted in a reduction of $9.6 million in nonperforming assets. The ALLL was $12.5 million, or 1.9% of total loans at December 31, 2012 as compared to $16.6 million, or 2.3% of total loans outstanding at December 31, 2011. The level of the ALLL is based on estimates and the ultimate losses may vary from the estimates. Management reviews the adequacy of the ALLL on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls and the borrower's and guarantor's, if any, financial strength. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed. Loans are evaluated for impairment on a loan-by-loan basis. As of December 31, 2012 and 2011, impaired loans, net of LIP, were $88.6 million and $89.9 million, respectively.

The following table summarizes the distribution of the ALLL by loan category, at the dates indicated.

	December 31,
	2012			2011			2010			2009			2008
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four family
residential	$307,028	$5,562	45.6%	$335,412	$5,756	46.4%	$398,690	$8,302	44.7%	$496,731	$11,130	44.6%	$512,446	$3,924	45.1%
Multifamily	111,521	1,139	16.5	113,674	950	15.7	144,876	1,893	16.2	146,508	1,896	13.1	100,940	243	8.9
Commercial	221,878	5,207	32.9	232,343	6,846	32.1	272,713	6,742	30.6	288,996	6,422	25.9	260,727	2,140	22.9
Construction/land
development	19,418	437	2.9	25,143	2,503	3.5	56,501	5,151	6.3	163,953	13,255	14.7	250,512	10,634	22.0
Total real estate	659,845	12,345	97.9	706,572	16,055	97.7	872,780	22,088	97.8	1,096,188	32,703	98.3	1,124,625	16,941	98.9
Business	2,968	30	0.4	3,909	154	0.6	479	7	0.1	353	6	—	—	—	—
Consumer	11,110	167	1.7	12,499	350	1.7	19,127	439	2.1	18,678	330	1.7	12,927	41	1.1
Total	$673,923	$12,542	100.0%	$722,980	$16,559	100.0%	$892,386	$22,534	100.0%	$1,115,219	$33,039	100.0%	$1,137,552	$16,982	100.0%

We believe that the ALLL as of December 31, 2012 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ALLL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ALLL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our ALLL at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
ALLL at beginning of period	$16,559	$22,534	$33,039	$16,982	$7,971
Provision for loan losses	3,050	4,700	53,100	51,300	9,443
Charge-offs:
One-to-four family residential	(2,229)	(2,330)	(24,594)	(6,043)	—
Multifamily	(153)	(125)	—	—	—
Commercial real estate	(6,088)	(4,249)	(8,012)	(2,812)	—
Construction/land development	(630)	(4,058)	(32,080)	(26,283)	(432)
Consumer	(491)	(263)	(790)	(164)	—
Total charge-offs	(9,591)	(11,025)	(65,476)	(35,302)	(432)
Total recoveries	2,524	350	1,871	59	—
Net charge-offs	(7,067)	(10,675)	(63,605)	(35,243)	(432)
ALLL at end of period	$12,542	$16,559	$22,534	$33,039	$16,982

ALLL as a percent of total loans, net of LIP	1.89%	2.29%	2.56%	3.07%	1.61%
Net charge-offs to average loans receivable, net	1.07	1.39	6.55	3.38	0.04
ALLL as a percent of nonperforming loans, net of LIP	55.11	69.89	35.80	27.37	28.96
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

At December 31, 2012, our investment portfolio consisted principally of mortgage-backed securities, U.S. Government Agency obligations and municipal bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, deposits and other activities.

Mortgage-Backed Securities. The mortgage-backed securities in our portfolio were comprised of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities. These issuers guarantee the timely payment of principal and interest in the event of default. The mortgage-backed securities had a weighted-average yield of 2.27% at December 31, 2012.

U.S. Government Agency Obligations. The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac and FHLB agency securities. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2012, the portfolio had a weighted-average yield of 0.52%.

Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae, Freddie Mac and the Federal Home Loan Banks are U.S. Government-sponsored entities. Although their guarantees are not backed by the full faith and credit of the United States, they may borrow from the U.S. Treasury and the U.S. Treasury has taken other steps designed to ensure these U.S. Government-sponsored entities can fulfill their financial obligations.

Municipal Bonds. The municipal bond portfolio was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipalities.  All bonds are from issuers located within the state of Washington. The weighted-average yield on the municipal bond portfolio was 6.87% at December 31, 2012.

Federal Home Loan Bank Stock. As a member of the FHLB, we are required to own capital stock in the FHLB. The amount of stock we hold is based on guidelines specified by the FHLB. The redemption of any excess stock we hold is at the discretion of the FHLB. The carrying value of the stock totaled $7.3 million at December 31, 2012. We did not receive dividends during the years ended December 31, 2012, 2011 and 2010. At December 31, 2012, we held no securities of any single issuer (other than government-sponsored entities) that exceeded 10% of our shareholders' equity.

Management evaluates FHLB stock for impairment. The determination of whether this investment is impaired is based on our assessment of the ultimate recoverability of cost, rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB.

On October 25, 2011, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The Consent Order sets forth requirements for capital management, asset composition and other operational and risk management improvements as well as requiring the FHFA's approval for the FHLB to repurchase member stock or pay dividends. In September 2012, the FHLB was notified by the FHFA that it is now classified as “adequately capitalized” as compared to the prior classification of “undercapitalized.” Any dividends or repurchases of FHLB stock, however, continue to require the consent of the FHFA. During the third quarter of 2012, the FHLB announced that the FHFA had granted it the authority to repurchase up to $25 million in excess capital stock per quarter, provided that its financial condition - measured primarily by the ratio of market value of equity-to-par value of capital stock - does not deteriorate. As a result, the FHLB repurchased shares on a pro-rata basis from its shareholders, including 1,320 shares from the Bank, at par value during 2012. The FHLB has not indicated when dividend payments may resume. We have determined there is not an other-than-temporary impairment ("OTTI") on our FHLB stock investment as of December 31, 2012. For additional information, see Item 1.A. “Risk Factors - Further deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses on our investment in Federal Home Loan Bank of Seattle stock.”

The following table sets forth the composition of our investment portfolio at the dates indicated.

	December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Fannie Mae	$35,039	$36,168	$50,981	$52,163	$109,134	$110,144
Freddie Mac	15,368	15,763	19,285	19,845	40,454	41,149
Ginnie Mae	31,193	31,146	7,416	7,495	9,542	9,444
Municipal bonds	2,048	1,889	2,085	1,847	2,395	1,922
U.S. Government agencies	67,077	67,296	47,934	47,652	1,805	1,944
Total available-for-sale	$150,725	$152,262	$127,701	$129,002	$163,330	$164,603

At December 31, 2012, 2011 and 2010 there were no investments held to maturity.

During the year ended December 31, 2012, gross proceeds from sales of investments were $23.8 million, with gross gains of $307,000 and gross losses of $6,000.

Management reviews investment securities on an ongoing basis for the presence of OTTI or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate, depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss). There were no losses related to OTTI at December 31, 2012 and 2011. For additional information regarding our investments, see Note 4 of the Notes to Consolidated Financial Statements contained in Item 8.

The table below sets forth information regarding the carrying value and weighted-average yield by contractual maturity of our investment portfolio at December 31, 2012. Mortgage-backed securities and the FHLB stock investments have no stated maturity date and are included in the totals column only.

	December 31, 2012
	Within One Year		After One Year Through Five Years		After Five Through Ten Years		Thereafter		Totals
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$83,077	2.27%
Municipal bonds	—	—	—	—	502	6.03	1,387	7.14	1,889	6.87
U.S. Government agencies	—	—	50,089	0.31	4,195	0.98	13,012	1.29	67,296	0.52
Total available-for-sale	$—	—	$50,089	0.31	$4,697	1.56	$14,399	1.95	$152,262	1.54

FHLB stock	$—	—	$—	—	$—	—	$—	—	$7,281	—

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

At December 31, 2012, our deposits totaled $665.8 million. We had $331.6 million of jumbo ($100,000 or more) certificates of deposit, of which $1.7 million were public funds, which represent 49.8% and 0.3%, respectively, of total deposits. As part of our strategy, we did not renew maturing public fund certificates of deposit during 2012 due to the higher cost of maintaining those accounts as a result of the changes in state law. Under Washington State law, in order to participate in the public funds program, we are required to pledge 100% of the public deposits held in the form of eligible securities. There were no brokered deposits at December 31, 2012.

Deposit Activities. The following table sets forth our total deposit activity for the periods indicated.

	At or For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Beginning balance	$788,665	$920,226	$939,423
Net decrease before interest credited	(132,632)	(147,065)	(41,294)
Interest credited	9,764	15,504	22,097
Net decrease in deposits	(122,868)	(131,561)	(19,197)
Ending balance	$665,797	$788,665	$920,226

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2012.

Weighted-Average Interest Rate	Term	Category	Amount	Minimum Balance	Percentage of Total Deposits
(Dollars in thousands)
—%	N/A	Noninterest bearing demand deposits	$6,154	$—	0.9%
0.14	N/A	NOW	15,944	250	2.4
0.20	N/A	Statement savings	18,273	25	2.8
0.24	N/A	Money market	161,719	1,000	24.3

		Certificates of deposit:
0.28	3 month		2,069	1,000	0.3
0.34	6 month		3,618	1,000	0.5
0.40	9 month		853	1,000	0.1
0.45	Variable 12 month		22	1,000	—
0.66	12 month		81,174	1,000	12.2
0.77	13 month		6,394	1,000	1.0
0.72	18 month		52,413	500	7.9
1.00	24 month		31,685	1,000	4.8
1.23	30 month		35,128	1,000	5.3
1.68	36 month		59,418	1,000	8.9
2.47	48 month		189,377	1,000	28.4
3.25	60 month		1,446	1,000	0.2
5.15	72 month		110	1,000	—
		Total certificates of deposit	463,707		69.6
		Total	$665,797		100.0%

Certificates of Deposit. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2012.

	Within One Year	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.00%	$129,227	$50,170	$5,613	$—	$—	$185,010
1.01 - 2.00%	26,121	30,616	51,416	16,857	—	125,010
2.01 - 3.00%	45,947	71,944	129	—	—	118,020
3.01 - 4.00%	33,296	1,812	—	—	—	35,108
4.01 - 5.00%	449	—	—	—	—	449
5.01 - 6.00%	—	—	—	—	110	110
Total	$235,040	$154,542	$57,158	$16,857	$110	$463,707

The following table sets forth the amount of our jumbo certificates of deposit by remaining maturity as of December 31, 2012. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$54,318
Over three months through six months	35,748
Over six months through twelve months	77,513
Over twelve months	164,045
Total	$331,624

Deposit Flow. The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	December 31,
	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing	$6,154	0.9%	$6,013	0.8%	$8,700	1.0%
NOW	15,944	2.4	14,193	1.8	13,458	1.4
Statement savings	18,273	2.8	17,784	2.2	15,387	1.7
Money market	161,719	24.3	180,631	22.9	193,982	21.1
Certificates of deposit:
0.00 - 1.00%	185,010	27.8	113,318	14.4	22,666	2.5
1.01 - 2.00%	125,010	18.8	197,887	25.1	316,964	34.4
2.01 - 3.00%	118,020	17.7	168,105	21.3	203,123	22.1
3.01 - 4.00%	35,108	5.3	62,027	7.9	73,918	8.0
4.01 - 5.00%	449	—	12,721	1.6	24,208	2.6
5.01 - 6.00%	110	—	15,986	2.0	47,820	5.2
Total certificates of deposit	463,707	69.6	570,044	72.3	688,699	74.8
Total	$665,797	100.0%	$788,665	100.0%	$920,226	100.0%

Borrowings. Customer deposits are the primary source of funds for our lending and investment activities. We use advances from the FHLB to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements and also to provide longer term funding to better match the duration of selected loan and investment maturities. In addition, at December 31, 2012 we had available a $10.0 million line of credit with another financial institution as a supplemental funding source.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral. Effective February 27, 2012, our line of credit with the FHLB was increased to 25% of assets, subject to certain acceptable collateral requirements, from 10% at December 31, 2011. At December 31, 2012, our line of credit was $240.8 million and outstanding advances from the FHLB totaled $83.1 million.

The following table sets forth information regarding FHLB advances at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	At or for the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end	$83,066	$93,066	$143,066
Average borrowings outstanding	83,067	90,656	130,423
Weighted-average rate paid	2.47%	2.50%	3.21%
Balance outstanding at end of the year	$83,066	$83,066	$93,066
Weighted-average rate paid at end of the year	2.47%	2.47%	2.51%

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, First Savings Bank and First Financial Diversified Corporation. First Financial Diversified Corporation primarily provides escrow services to First Savings Bank, other area lenders and some private individuals. First Financial Diversified Corporation also offers a limited number of loan products to First Savings Bank’s customers. At December 31, 2012, loans from First Financial Diversified Corporation represented less than two percent of our loan portfolio.

First Savings Bank Northwest. First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.

Competition

We face competition in originating loans and attracting deposits within our targeted geographic market area. We compete by consistently delivering high-quality, personal service to our customers that results in a high level of customer satisfaction.

Based on the most current FDIC Deposit Market Share Report dated June 30, 2012, we ranked 12th in terms of deposits with a deposit market share of 1.30%, among the 55 FDIC-insured depository institutions located in King County. Our key competitors are U.S. Bank, Key Bank, Union Bank, Columbia Bank, Sterling Bank and Washington Federal. These competitors controlled 30.7% of the King County deposit market with deposits of $17.7 billion of the $57.5 billion total deposits in King County as of June 30, 2012. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms also compete for consumer deposit relationships.

Our competition for loans comes principally from commercial banks, mortgage brokers, thrift institutions, credit unions and finance companies. Several other financial institutions, including those previously mentioned, compete with us for banking business in our targeted market area. These institutions have far more resources than we do and as a result are able to offer a broader range of services such as trust departments, merchant banking and enhanced retail services. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources and allocate their investable assets in regions of highest yield and demand. The challenges posed by such large competitors may impact our ability to originate loans, secure low cost deposits and establish product pricing levels that support our net interest margin goals, which may limit our future growth and earnings potential.

Employees

At December 31, 2012, we had 113 full-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

How We Are Regulated

The following is a brief description of certain laws and regulations which are applicable to First Financial Northwest and First Savings Bank. Legislation is introduced from time to time in the U.S. Congress that may affect the operations of First Financial Northwest and First Savings Bank. In addition, the regulations governing us may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

First Savings Bank is regulated by the FDIC and the DFI. First Savings Bank elected, pursuant to Section 10(l) of the Home Owners’ Loan Act, as amended, to be treated as a savings association. As a result, First Financial Northwest is a registered savings and loan holding company subject to regulation of the Federal Reserve.

New Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. The following discussion summarizes significant aspects of the Dodd-Frank Act that may affect First Savings Bank and First Financial Northwest. For certain of these changes, implementing regulations have not been promulgated, so we cannot determine the full impact of the Dodd-Frank Act on our business and operations at this time.

The following aspects of the Dodd-Frank Act are related to First Savings Bank:

•
The Consumer Financial Protection Bureau ("CFPB"), an independent consumer compliance regulatory agency within the Federal Reserve, has been established. The CFPB is empowered to exercise broad regulatory, supervisory and enforcement authority over financial institutions with total assets of over $10 billion with respect to both new and existing consumer financial protection laws. Financial institutions with assets of less than $10 billion, like the Bank, will continue to be subject to supervision and enforcement by their primary federal banking regulator with respect to federal consumer financial protection laws. The CFPB also has authority to promulgate new consumer financial protection regulations and amend existing consumer financial protection regulations;

•
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries;

•	The prohibition on payment of interest on demand deposits was repealed;

•	Deposit insurance was permanently increased to $250,000;

•
The deposit insurance assessment base for FDIC insurance was revised to reflect the depository institution’s total average assets minus the sum of its average tangible equity during the assessment period; and

•
The minimum reserve ratio of the FDIC’s Deposit Insurance Fund (“DIF”) increased to 1.35% of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the Dodd-Frank Act are related to First Financial Northwest:

•	The Federal Reserve has authority over savings and loan holding companies and has incorporated the regulations of the OTS that are applicable to savings and loan holding companies;

•	Savings and loan holding companies will be subject to the same capital requirements as bank holding companies by 2015;

•
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years;

•
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments;

•
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters and any other matter determined to be significant;

•
Stock exchanges are prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information;

•	Disclosure in annual proxy materials is required concerning the relationship between the executive compensation paid and the financial performance of the issuer; and

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

Regulation and Supervision of First Savings Bank Northwest

General. As a state-chartered savings bank, First Savings Bank is subject to applicable provisions of Washington law and regulations of the DIF. State law and regulations govern First Savings Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices. Under state law, savings banks in Washington state also generally have all of the powers that federal savings banks have under federal laws and regulations. First Savings Bank is subject to periodic examination and reporting requirements by and of the DFI.

Insurance of Accounts and Regulation by the FDIC. First Savings Bank’s deposits are insured up to $250,000 per deposit by the DIF of the FDIC. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

First Savings Bank entered into the MOU with the FDIC and the DFI on March 27, 2012. The MOU, among other things, contains provisions concerning the management and directors of the Bank, interest rate risk, minimum capital levels, the ALLL, lending and collection policies, policies concerning the Bank and its affiliates, restrictions on paying dividends and a requirement to furnish progress reports to the FDIC and the DFI. In particular, the MOU provides that the Bank may not add a new director or executive officer without approval of the FDIC and the DFI. For additional information, see Item 1.A. “Risk Factors – Certain regulatory restrictions are imposed on us and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits. The FDIC has issued rules, effective as of the second quarter of 2011, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. The FDIC assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above). No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

In addition, federally insured institutions are required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the year ended December 31, 2012, the FICO assessment equaled 0.66 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of

DIF deposits, will continue until the bonds mature in the years 2017 through 2019. For 2012, the Bank incurred approximately $55,000 in FICO assessments.

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to First Financial Northwest and First Savings Bank. The Dodd-Frank Act requires new capital regulations to be adopted, however, the adoption of the capital regulations as proposed in December 2011 has been delayed. For additional information, see “- Capital Requirements” below.

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

Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon its capital levels in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4% and a leverage ratio of not less than 4%. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized.

The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Undercapitalized institutions are also subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by institutions to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

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

Capital Requirements. Federally insured savings institutions, such as First Savings Bank, are required to maintain a minimum level of regulatory capital. FDIC regulations recognize two types, or tiers, of capital: core (“Tier 1”) capital and supplementary (“Tier 2”) capital. Tier 1 capital generally includes common shareholders’ equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios. The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% of total assets. At December 31, 2012, First Savings Bank had a Tier 1 leverage capital ratio of 15.79%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile.

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

The DFI requires that net worth equal at least five percent of total assets. At December 31, 2012, First Savings Bank had Tier 1 risk-based capital of 26.11%.

The table below sets forth First Savings Bank’s capital position under the prompt corrective action regulations of the FDIC at December 31, 2012 and 2011 and the requirements pursuant to its MOU. The Bank’s Tier 1 capital ratio was 15.79% and our total risk-based capital ratio was 27.37% at December 31, 2012, both of which exceeded the requirements of the Bank's MOU of 10% and 12%, respectively.

	December 31,
	2012		2011
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under GAAP	$150,761		$146,584

Total risk-based capital	$157,254	27.37%	$153,935	24.76%
Total risk-based capital requirement	45,968	8.00	49,737	8.00
Excess	$111,286	19.37%	$104,198	16.76%

Tier 1 risk-based capital	$150,006	26.11%	$146,058	23.49%
Tier 1 risk-based capital requirement	22,984	4.00	24,868	4.00
Excess	$127,022	22.11%	$121,190	19.49%

Tier 1 leverage capital	$150,006	15.79%	$146,058	13.54%
Tier 1 leverage capital requirement	37,995	4.00	43,155	4.00
Excess	$112,011	11.79%	$102,903	9.54%

As of December 31, 2012, the Bank was classified as a well-capitalized institution under the criteria established by the FDIC as a result of the Order being removed. At December 31, 2011, the Bank was well-capitalized, based on the general percentage guidelines, although the Bank was not regarded as well-capitalized for federal regulatory purposes as a result of being subject to the Order (see Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K).

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
New Proposed Capital Rules. In connection with the enactment of the Dodd-Frank Act, in June 2012, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.
The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios, which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5% and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.
The proposed rules also implement other revisions to the current capital rules, such as recognition of all unrealized gains and losses on available-for-sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.
The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a Total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).
The proposed rules set forth certain changes for the calculation of risk-weighted assets and utilize an increased number of credit risk and other exposure categories and risk weights. In addition, the proposed rules also address: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.
In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories. Specifics include, among others:

•    Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•    For residential mortgage exposures, the current approach of a 50% risk weight for high-quality seasoned mortgages and a 100% risk-weight for all other mortgages is replaced with a risk weight of between 35% and
200% depending upon the mortgage's loan-to-value ratio and whether the mortgage is a “category 1” or
“category 2” residential mortgage exposure (based on eight criteria that include, among others, the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•    Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due. Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•    Providing for a 100% risk weight for claims on securities firms.

•    Eliminating the current 50% cap on the risk weight for OTC derivatives.

Federal Home Loan Bank System. First Savings Bank is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the FHFA. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business – Deposit Activities and Other Sources of Funds – Borrowings.”

As a member, First Savings Bank is required to purchase and maintain stock in the FHLB. At December 31, 2012, the Bank had $7.3 million in FHLB stock, which was in compliance with this requirement. First Savings Bank did not receive any dividends from the FHLB for the year ended December 31, 2012. On October 25, 2011, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator, the FHFA. The Consent Order sets forth requirements for capital management, asset composition and other operational and risk management improvements as well as requiring the FHFA's approval for the FHLB to repurchase member stock or pay dividends. In September 2012, however, the FHLB announced that the FHFA had reclassified the FHLB to be adequately capitalized. Any dividends or repurchases of FHLB stock, however, continue to require consent of the FHFA. During the third quarter of 2012, the FHLB announced that the FHFA had granted them the authority to repurchase up to $25 million in excess capital stock per quarter, provided that their financial condition - measured primarily by the ratio of market value of equity-to-par value of capital stock - does not deteriorate. As a result, the FHLB repurchased shares on a pro-rata basis from its shareholders, including 1,320 shares from the Bank, at par value during the year ended December 31, 2012. The FHLB has not indicated when dividend payments may resume. For additional information, see Item 1.A. “Risk Factors - Further deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses on our investment in Federal Home Loan Bank of Seattle stock.”

The Federal Home Loan Banks continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Savings Bank’s FHLB stock may result in a corresponding reduction in its capital.

Real Estate Lending Standards. FDIC regulations require First Savings Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards, loan administration procedures and documentation and approval and reporting requirements. First Savings Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. First Savings Bank’s Board of Directors is required to review and approve First Savings Bank’s standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four family residential properties in excess of the supervisory loan-to-value ratios should not exceed 30% of total capital. Total capital consists of the sum of an institution's Tier 1 capital and Tier 2 capital. Loans in excess of the supervisory loan-to-value ratio limitations must be identified in First Savings Bank’s records and reported at least quarterly to First Savings Bank’s Board of Directors. First Savings Bank is in compliance with the record keeping and reporting requirements. As of December 31, 2012, First Savings Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 12.3% of total risk-based capital and First Savings Bank’s loans on construction, commercial, multifamily or other non-one-to-four family residential properties in excess of the supervisory loan-to-value ratios were 8.5% of total risk-based capital.

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

Washington state has enacted a law regarding financial institution parity. Primarily, the law affords Washington state-chartered commercial banks the same powers as Washington state-chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days notice to the Director of the DFI and the Director must authorize the requested activity. In addition, the law provides that Washington state-chartered savings banks may exercise any of the powers of Washington state-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington state-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts and non-personal time deposits. These reserves may be in the form of cash or deposits with the regional Federal Reserve. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2012, First Savings Bank’s vault cash exceeded its Regulation D reserve requirements.

Affiliate Transactions. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or any nonbank subsidiary of the bank holding company are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the subsidiary bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with nonaffiliates. For additional information, see "- Regulation and Supervision of First Financial Northwest - Limitations on Transactions with Affiliates" below.

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

Dividends. The amount of dividends payable by First Savings Bank to First Financial Northwest depends upon First Savings Bank’s earnings and capital position, and is limited by federal and state laws. According to Washington law, First Savings Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. In addition, dividends may not be declared or paid if First Savings Bank is in default in payment of any assessments due the FDIC. Dividends on First Savings Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Savings Bank, without the approval of the Director of the DFI.

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

Under the Bank's MOU, First Savings Bank is not able to pay dividends to First Financial Northwest without the prior approval of the FDIC and the DFI. For additional information, see Item 1.A. “Risk Factors – Certain regulatory restrictions are imposed on us and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

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

As of December 31, 2012, First Savings Bank maintained 81.0% of its portfolio assets in qualified thrift investments and, therefore, met the Qualified Thrift Lender test.

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

Regulation and Supervision of First Financial Northwest

General. First Financial Northwest is a nondiversified unitary savings and loan holding company subject to the regulatory oversight of the Federal Reserve. Accordingly, First Financial Northwest is required to register and file reports with the Federal Reserve and is subject to regulation and examination by the Federal Reserve. In addition, the Federal Reserve has enforcement authority over First Financial Northwest and its non-savings institution subsidiaries, which also permits the Federal Reserve to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution. Beginning July 21, 2015, First Financial Northwest as a savings and loan holding company, will be subject to the same leverage and risk-based capital requirements that apply to insured depository institutions. See “- Regulation and Supervision of First Savings Bank – Capital Requirements – New Proposed Capital Rules.”

First Financial Northwest was organized as a savings and loan holding company under the Home Owners’ Loan Act, as amended, instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 as a result of the election made by First Savings Bank under Section 10(l) of the Home Owners’ Loan Act, in connection with the mutual to stock conversion. The election allows First Savings Bank to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act. As a result, First Financial Northwest is registered with the Federal Reserve and is subject to

Federal Reserve regulation, examination, and supervision. In addition, First Financial Northwest is required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC. As a subsidiary of a savings and loan holding company, First Savings Bank is subject to certain restrictions in its dealings with First Financial Northwest and affiliates thereof.

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

Capital Requirements for First Financial Northwest. Under the Dodd-Frank Act, savings and loan holding companies will not be subject to any capital requirements until 2015, however, the proposed Basel III rules provide for earlier compliance. The Federal Reserve, however, expects First Financial Northwest to support First Savings Bank, including providing additional capital to First Savings Bank if it does not meet its capital requirements. See "- Regulation and Supervision of First Savings Bank - Capital Requirements – New Proposed Capital Rules."

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Federal Reserve. Under the Change in Bank Control Act, the Federal Reserve has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Restrictions on Dividends. First Financial Northwest’s ability to declare and pay dividends may depend in part on dividends received from First Savings Bank. Under Washington law, First Financial Northwest is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business or if First Financial Northwest 's total liabilities would exceed its total assets. Further, the Company has been operating under an MOU since April 14, 2010, which is enforced by the Federal Reserve as the successor to the Company's former regulator, the OTS. Under the terms of its MOU, First Financial Northwest agreed, among other things, to provide notice to and obtain written non-objection from the Federal Reserve prior to declaring a dividend. For additional information, see Item 1.A. “Risk Factors – Certain regulatory restrictions are imposed on us and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a savings institution and certain affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2012, First Savings Bank was in compliance with these restrictions.

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

The Federal Reserve may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (1) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (2) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act or (3) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Federal Securities Laws. First Financial Northwest’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002. As a public company, First Financial Northwest, is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with several accounting scandals. The stated goals of the Sarbanes-Oxley Act of 2002 are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The Sarbanes-Oxley Act of 2002 includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General.

Taxation

Federal Taxation

General. First Financial Northwest and First Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Savings Bank. The tax years still open for review by the Internal Revenue Service are 2011 through 2012.

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

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company's alternative minimum tax credit carryforward at December 31, 2013 totaled $1.5 million, with no expiration date.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 2009.

Charitable Contribution Carryovers. We may carryforward charitable contributions to the succeeding five taxable years. The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws. At December 31, 2012, First Financial Northwest had a charitable contribution carryforward for federal income tax purposes of $25,000. During 2012, the carryforward that was generated from the creation of the First Financial Northwest Foundation, to which we contributed a block of stock in connection with the mutual to stock conversion, having a market value of $16.9 million expired and was removed from deferred tax assets, including the related valuation allowance. At December 31, 2012, the valuation allowance related to the charitable contribution carryforward totaled $25,000. This amount represents the tax effect of the estimated amount of the charitable contribution carryforward that management believes will be utilized in future periods.

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

For additional information regarding our federal income taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8.

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

Executive Officers of First Financial Northwest, Inc.

The business experience for at least the past five years for the executive officers of First Financial Northwest and its primary subsidiary First Savings Bank is set forth below.

Victor Karpiak, age 58, is Chairman of the Board, President and Chief Executive Officer of First Financial Northwest, positions he has held since First Financial Northwest was established in 2007. Mr. Karpiak also serves as Chairman of First Savings Bank, following his retirement as President and Chief Executive Officer on September 17, 2012. Prior to his appointment as President of First Savings Bank in 1999, he served as Executive Vice President and Chief Financial Officer. Mr. Karpiak has served as President and Chief Financial Officer of First Financial Holdings, MHC and First Financial of Renton, Inc., predecessors of First Financial Northwest, since they were established in 2002. In January 2005, he was appointed Chairman of the Board and Chief Executive Officer of First Financial Holdings, MHC, First Financial of Renton, Inc. and First Savings Bank. He has been with First Savings Bank for 34 years.

Joseph W. Kiley III, age 57, has served as President, Chief Executive Officer and Director of First Savings Bank since September 17, 2012. He previously served as President, Chief Executive Officer and Director of Frontier Bank, F.S.B., located in Palm Desert, California, and its holding company, Western Community Bancshares, Inc. from 2010 to 2012. From 2007 to 2010, Mr. Kiley was a Director at California General Bank. From 2009 to 2011, Mr. Kiley served as the President, Chief Executive Officer and Director of Imperial Capital Bank, located in San Diego, California and its holding company, Imperial Capital Bancorp, Inc. Mr. Kiley has over 20 years of executive experience at banks, thrifts and their holding companies that included serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business

Administration (Accounting) from California State University, Chico and is also a (CA) certified public accountant (inactive status).

Kari Stenslie, age 48, is Vice President and Chief Financial Officer of First Financial Northwest and First Savings Bank. Prior to joining First Financial Northwest on February 19, 2008, she was employed by First Mutual Bancshares, Inc. Bellevue, Washington and its subsidiary, First Mutual Bank, from 1988 to 2008 in accounting-related positions. From 1999 until its acquisition in February 2008, she was First Mutual’s Senior Vice President and Controller. Ms. Stenslie is a certified public accountant with over 20 years of financial institution experience. She received her Bachelor of Arts degree in Business from Seattle University. Ms. Stenslie’s professional affiliations include the American Institute of Certified Public Accountants, Washington State Society of Certified Public Accountants and the Institute of Management Accountants.

Herman Robinson, age 67, is Senior Vice President and Chief Credit Officer of First Savings Bank. Prior to joining First Savings Bank on June 1, 2010, Mr. Robinson was Senior Vice President, Senior Credit Approval Officer at East West Bank, the successor to United Commercial Bank, from 2000 to May 2010. Mr. Robinson has over 40 years of banking experience. During his banking career, Mr. Robinson has held positions such as Chief Credit Officer, Manager of Special Credits and Senior Vice President and Manager of Commercial Lending at various banks.

Simon Soh, age 48, is Senior Vice President and Chief Lending Officer of First Savings Bank. Prior to his promotion in October 2012, Mr. Soh served as Vice President and Loan Production Manager of First Savings Bank, a position he held since August 2010. Prior to that, he was First Vice President & Commercial Lending Manager at East West Bank. In 1998, Mr. Soh was a founding member of Pacifica Bank in Bellevue, Washington, which merged with United Commercial Bank in 2005, later becoming East West Bank in 2009. Mr. Soh has over 23 years of experience in commercial banking.

Roger Elmore, age 46, is Vice President of First Financial Northwest and Senior Vice President and Chief Administrative Officer of First Savings Bank. Prior to his promotion in 2008, Mr. Elmore served as Vice President and Senior Operations Officer of First Savings Bank, a position he had held since 2004. Before that Mr. Elmore was Vice President Risk Operations Division Manager at Washington Mutual Bank from 2001 through 2004. Prior to 2001, Mr. Elmore held numerous management positions at Washington Mutual Bank.

Item 1A. Risk Factors.

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report and our other filings with the SEC. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, capital levels, cash flows, liquidity, results of operations and prospects. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. The market price of our common stock could decline significantly due to any of these identified or other risks and you could lose some or all of your investment. This report is qualified in its entirety by these risk factors.

Certain regulatory restrictions are imposed on us and lack of compliance could result in monetary penalties and/or additional regulatory actions.

The Bank entered into an Order with the FDIC and the DFI, which became effective on September 24, 2010. Under the terms of the Order, the Bank was required, among other things, to take certain measures in the areas of management, capital, classified assets, loan loss allowance determination, lending, liquidity management, board oversight, maintaining minimum capital ratios and reducing assets classified as substandard. On March 27, 2012, the FDIC and the DFI terminated the Order as a result of the steps First Savings Bank had taken to comply with the Order and reducing its level of classified assets, increasing earnings, augmenting management and improving the overall condition of First Savings Bank. In connection with the lifting of the Order, First Savings Bank entered into a Memorandum of Understanding (“Bank MOU”) with the FDIC and the DFI.

The Bank MOU contains provisions concerning the management and directors of First Savings Bank, interest rate risk, minimum capital levels, the ALLL, lending and collection policies, policies concerning First Savings Bank and its affiliates, restrictions on paying dividends and a requirement to furnish progress reports to the FDIC and the DFI. Specifically, First Savings Bank is required to maintain a Tier 1 leverage capital ratio and a Total risk-based capital ratio of no less than 10% and 12%, respectively. In addition, First Savings Bank is required to give notice, and receive approval from the FDIC and the DFI regarding any additions to its Board or management.

On April 14, 2010, the members of the Board of Directors of First Financial Northwest entered into a Memorandum of Understanding ("Company MOU") with the OTS which is now enforced by the Federal Reserve as the successor to the OTS. Under the terms of the Company MOU, the Company agreed, among other things, to provide notice to and obtain written non-objection from the Federal Reserve prior to the Company (a) declaring a dividend or redeeming any capital stock; and (b) incurring, issuing, renewing or repurchasing any new debt. In addition, both the Company and the Bank must obtain prior regulatory approval before adding any new director or senior executive officer or changing the responsibilities of any current senior executive officer or pay pursuant to or by entering into certain severance and other forms of compensation agreements.

At December 31, 2012, First Savings Bank exceeded all current regulatory capital requirements, including the requirements in the Bank MOU, and the Bank has implemented a comprehensive plan in an attempt to achieve full compliance with the Bank MOU. See Item 1, “Business – How We Are Regulated – Regulation and Supervision of First Savings Bank – Capital Requirements,” and Note 14 of the Notes to Consolidated Financial Statements included in Item 8 for additional information regarding regulatory capital requirements for First Savings Bank for the year ended December 31, 2012.

The Bank MOU and the Company MOU will remain in effect until stayed, modified, terminated or suspended by the FDIC and the DFI, and the Federal Reserve, as the case may be. If either the Company or the Bank fail to comply with the Bank MOU and the Company MOU, they could be subject to various remedies, including among others, the regulator’s exercise of powers to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict growth, to remove officers and/or directors and to assess civil monetary penalties. Although compliance will be determined by the applicable regulators, management believes that the Company and the Bank will comply in all material respects with their respective MOUs. Any of these regulators may, however, determine at their sole discretion that the matters covered in a MOU have not been addressed satisfactorily, or that any current or past actions, violations, or deficiencies could be the subject of further regulatory enforcement actions. Such enforcement actions could involve penalties or limitations on our business and negatively affect our ability to implement our business plan, pay dividends on our common stock or the value of our common stock as well as our financial condition and results of operations.

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

Continued weakness or a further deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our allowance for loan losses;

•	demand for our products and services may decline resulting in a decrease in our total loans or assets;

•
collateral for loans, especially real estate, may decline further in value, exposing us to increased risk of loss on existing loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or noninterest-bearing deposits may decrease and the composition of our deposits may be adversely affected.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

The ongoing debate in Congress regarding the national debt ceiling and federal budget deficit, and concerns over the United States' credit rating (which was downgraded by Standard & Poor's), the European sovereign debt crisis, the overall weakness in the economy and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy.

A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our construction/land development loans are based upon estimates of costs and the value of the completed project.

We make construction/land development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2012, construction/land development loans totaled $19.4 million, or 2.9% of our total loan portfolio. Land loans, which are loans made with land as security, totaled $10.4 million, or 1.6% of our total loan portfolio at December 31, 2012. Land loans include raw land and land acquisition and development loans. In addition, at December 31, 2012, we had $8.4 million of multifamily construction loans and $608,000 of one-to-four family construction loans.

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

These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. These loans are also generally more difficult to monitor. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences. At December 31, 2012, $9.0 million of our construction/land development loans were for speculative construction loans and $4.8 million, or 24.7%, of our construction/land development loans were classified as nonperforming.

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.

While commercial and multifamily real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2012, we had $221.9 million of commercial real estate loans, representing 32.9% of our total loan portfolio and $111.5 million of multifamily loans, representing 16.5% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. Further, many of our commercial and multifamily borrowers have more than one loan with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

A secondary market for most types of commercial and multifamily real estate loans is not readily available, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Our non-owner occupied real estate loans may expose us to increased credit risk.

At December 31, 2012, $139.8 million, or 45.5% of our one-to-four family residential mortgage loan portfolio and 21.0% of our total loan portfolio, net of LIP, consisted of loans secured by non-owner occupied residential properties. At December 31, 2012, nonperforming, non-owner occupied one-to-four family residential loans amounted to $2.2 million. Prior to foreclosure, loans that were classified as non-owner occupied residential properties and are now classified as OREO, amounted to $2.4 million at December 31, 2012. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards, which has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.

At December 31, 2012, we had 50 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $111.5 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2012, $307.0 million, or 45.6% of our total loan portfolio, was secured by first liens on one-to-four family residential loans. In addition, at December 31, 2012, our home equity lines of credit totaled $8.5 million. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans. Continued declines in both the volume of real estate sales and the sales prices coupled with the current recession and the associated elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

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

For the years ended December 31, 2012 and 2011, we recorded a provision for loan losses of $3.1 million and $4.7 million, respectively. We also recorded net loan charge-offs of $7.1 million and $10.7 million for the years ended December 31, 2012 and 2011, respectively. We continue to experience loan delinquencies and credit losses. Slower sales and excess inventory in the housing market has been the primary cause of foreclosures for residential construction/land development loans, which represent 18.4% of our nonperforming assets at December 31, 2012 compared with 34.6% at December 31, 2011. At December 31, 2012 our total nonperforming assets had decreased to $40.1 million compared to $49.7 million at December 31, 2011. Further, construction/land development and commercial real estate loans have a higher risk of loss than residential loans.

If current weak conditions in the housing and real estate markets continue or if weak economic conditions in our market area persist, we may experience higher delinquencies and credit losses. As a result, we could be required to increase our provision for loan losses and to charge-off additional loans in the future, which could have a material adverse effect on our financial condition and results of operations.

We may experience fluctuations in our operating results.

We reported net income of $ 2.7 million and $4.2 million for the fiscal years ended December 31, 2012 and December 31, 2011, respectively; however, we recorded a net loss of $54.1 million for the year ended December 31, 2010. The losses in 2010 primarily resulted from our high level of nonperforming assets and the resultant increased provision for loan losses. Although, our nonperforming assets have declined, we continue to monitor the performance and strength of our loan portfolio, as increases in our nonperforming assets and provision for loan losses could cause us to incur losses in future quarterly or annual periods. In addition, several factors affecting our business can cause significant fluctuations in our quarterly and annual results of operations. In particular, fluctuations in the volume of our loan originations, the differences between our cost of funds and yield on assets and problems generally affecting the mortgage loan industry can result in increases or decreases in our revenues from quarter to quarter.

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

We maintain an ALLL, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience, certain macroeconomic factors and management’s expectations of future events; and

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral.

The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ALLL, we review our loans and the loss and delinquency experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the ALLL may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our provision for loan losses. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ALLL. Slower sales, excess inventory and declining prices in the housing market have been the primary causes of the recent increases in delinquencies and foreclosure in our loan portfolio. If current weak conditions in the housing and real estate markets continue, we expect we will continue to experience further delinquencies and credit losses. If charge-offs in future periods exceed the ALLL we will need additional provisions to replenish the ALLL.

Our ALLL was 1.89% of loans net of LIP and 55.11% of nonperforming loans net of LIP at December 31, 2012. In addition, bank regulatory agencies periodically review our ALLL and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any increases in the provision for loan losses will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition, results of operations and capital.

If our investments in other real estate owned are not properly valued and managed our earnings could be reduced.

We have foreclosed and continue to foreclose on loans in our portfolio. We use current property valuations in the form of appraisals when a loan has been foreclosed and the property taken in as OREO. Subsequently, an evaluation is performed by our experienced lending staff during the assets’ holding period. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's net book value over its fair value. If our valuation process is incorrect, the fair value of our investments in OREO may not be sufficient to recover our net book value in such assets, resulting in the need for additional charge-offs. In addition, we may incur significant property management and legal expenses related to our OREO. Additional material charge-offs or expenses relating to our OREO could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our OREO and may require us to recognize additional charge-offs. Any increase in our charge-offs, as required by such regulators, may have a material adverse effect on our financial condition, results of operations and capital.

Our results of operations, liquidity and cash flows are subject to interest rate risk.

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

Further, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 17% of our total loans were comprised of adjustable-rate loans at December 31, 2012. At that date, $44.8 million, or 38.4%, of these loans with an average interest rate of 4.93% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates which could have a material adverse effect on our results of operations.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively as our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

Historically low interest rates may adversely affect our net interest income and profitability.

During the last four years it has been the policy of the Board of Governors of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, which has contributed to increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse effect on our profitability. For information with respect to changes in interest rates, see “- Our results of operations, liquidity and cash flows are subject to interest rate risk.”

Further deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses on our investment in Federal Home Loan Bank of Seattle stock.

At December 31, 2012, we owned $7.3 million in FHLB stock. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. This requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per accounting guidance for the impairment of long lived assets. The FHLB announced that it had a risk-based capital deficiency under the regulations of the FHFA, its primary regulator as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB has not paid a dividend since the fourth quarter of 2008. The Federal Home Loan Bank has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in its balance sheet. As a result, we have not recorded an OTTI on our investment in FHLB stock. Any further deterioration, however, in the Federal Home Loan Bank's financial position may result in future impairment in the value of those securities. In addition, on October 25, 2010, the FHLB entered into a Consent Order with the FHFA. The Consent Order required, among other matters, the FHLB meet and maintain certain minimum financial requirements. The FHLB reported, in its Form 10-Q for the quarter ended September 30, 2012, that it continues to address the requirements of the Consent Order and that, as of September 30, 2012, it met all minimum financial metrics required under the Consent Order. Further, the FHLB reported that in September 2012 the FHFA reclassified the FHLB to be adequately capitalized. Any dividends on, or repurchases of, the FHLB stock continue to require consent of the FHFA. The FHFA recently approved the FHLB to repurchase a portion of its stock and $132,000 of FHLB stock was purchased from the Bank during 2012. The FHLB has not indicated when dividend payments may resume. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Increases in deposit insurance premiums and special Federal Deposit Insurance Corporation assessments will hurt our earnings.

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020. For institutions with assets less than $10 billion, the Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%. The FDIC has not announced how it will implement this offset. In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio, which may exceed the statutory minimum. The FDIC has set 2.0% as the designated reserve ratio.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution’s total assets minus its tangible equity instead of its deposits. While our FDIC premiums initially will be reduced, it is possible that our insurance premiums will increase under these final regulations in future periods.

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

Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. In addition, recent changes in the collateralization requirements and other provisions of the Washington public funds deposit programs have changed the economic benefit associated with accepting public funds deposits, which may affect our need to utilize alternative sources of liquidity. At December 31, 2012 we had $1.8 million in public funds.

Our single branch location limits our ability to attract retail deposits and as a result a large portion of our deposits are certificates of deposit, including “Jumbo” certificates which may not be as stable as other types of deposits.

Our single branch location limits our ability to compete with larger institutions for noninterest bearing deposits as these institutions have a larger branch network providing greater convenience to customers. As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2012, $463.7 million, or 69.6%, of our total deposits were certificates of deposit and, of that amount, $331.6 million, or 71.5%, were “jumbo” certificates of $100,000 or more ($1.8 million, or 0.3% of our total deposits were public funds). In addition, deposit inflows are significantly influenced by general interest rates. Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts. In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits which could increase our cost of funds and negatively impact our interest rate spread and financial condition.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

The Dodd-Frank Wall Street Reform and Consumer Protection Act has, among other things, tightened capital standards, created a new Consumer Financial Protection Bureau and will result in new laws and regulations that are expected to increase our costs of operations.

First Savings Bank is subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI, and First Financial Northwest is subject to examination and supervision by the Federal Reserve. The FDIC, the DFI and the Federal Reserve govern the activities in which we may engage, primarily for the protection of depositors and the DIF. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's ALLL and determine the level of deposit insurance premiums assessed.

Additionally, the Dodd-Frank Act has significantly changed the bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us. For example, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidate using a company's proxy materials. The legislation also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding company and savings and loan holding company, regardless of whether the company is publicly traded.

The Dodd-Frank Act created a new CFPB with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions with $10 billion or less in assets, such as First Savings Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on us. It is expected, however, that at a minimum, compliance with this law and implementing its regulations will increase our operating and compliance costs and could increase our interest expense. Any additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects. For additional information, see Item 1, “Business – How We Are Regulated – New Legislation.”

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules is uncertain.

In June 2012, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency proposed rules that would substantially amend the regulatory risk-based capital rules applicable to First Financial Northwest and the Bank. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

Various provisions of the Dodd-Frank Act will increase the capital requirements of savings and loan holding companies, and bank holding companies. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to First Financial Northwest and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to First Financial Northwest and First Savings Bank.

In addition, in the current economic and regulatory environment, regulators of financial institutions and their holding companies have become more likely to impose capital requirements that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for First Financial Northwest and First Savings Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our stockholders. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's ALLL. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business - How We Are Regulated.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices and/or increase the ability of non-banks to offer competing financial services and products, among other things. For example, recent regulatory changes to the rules for overdraft fees for debit transactions and interchange fees could reduce our fee income which would result in a reduction of our noninterest income. Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor. If proposals such as these, or other proposals limiting our rights as a creditor, were to be implemented, we could experience increased credit losses on our loans, or increased expense in pursuing our remedies as a creditor. Our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage and could have a material adverse effect on our business, financial condition, liquidity and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

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

The operations of our business, including our interaction with customers, are increasingly done via electronic means, and this has increased our risks related to cybersecurity.

We are exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to our banking customers. Cyber-attacks may also be directed at disrupting our operations.

While we have not incurred any material losses related to cyber-attacks, nor are we aware of any specific or threatened cyber-incidents as of the date of this report, we may incur substantial costs and suffer other negative consequences if we fall victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; increased cybersecurity protection costs that may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence.

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

In connection with the enactment of the Sarbanes-Oxley Act of 2002 (Act) and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. If we fail to identify and correct any deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our internal controls and financial reporting, which could materially adversely affect our business, financial condition and results of operations, the trading price of our common stock and our ability to attract additional deposits.

Item 1B. Unresolved Staff Comments

Not applicable. First Financial Northwest has not received any written comments from the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended that are unresolved.

Item 2. Properties

At December 31, 2012, we had one full service office, which we own in Renton, Washington. This site is the corporate office for First Financial Northwest and First Savings Bank and is located at 201 Wells Avenue South, Renton, Washington. This location is also the site for the operations of First Financial Northwest’s subsidiary, First Financial Diversified Corporation, at 208 Williams Avenue South. The lending division operations of First Savings Bank are located at 207 Wells Avenue South.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. Other than the litigation previously disclosed in Item 1. "Business - Proxy Contest and Related Litigation," as of December 31, 2012, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market, under the symbol “FFNW.” As of December 31, 2012, there were 18.8 million shares of common stock issued and outstanding and we had 850 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.

Dividends

First Savings Bank is a wholly-owned subsidiary of First Financial Northwest. Under federal regulations, the dollar amount of dividends First Savings Bank may pay to First Financial Northwest depends upon its capital position and recent net income. Generally, if First Savings Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed by state law and FDIC regulations. Under the MOU, the Bank is not able to pay dividends to First Financial Northwest without the prior approval of the FDIC and the DFI. Further, First Savings Bank may not declare or pay a dividend on or repurchase any of its common stock if it would cause the regulatory capital of the Bank to be reduced below the amount required for the liquidation account which was established in connection with the conversion. Under Washington law, First Financial Northwest is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business, or if First Financial Northwest’s total liabilities would exceed its total assets. Under the terms of the Company's MOU, First Financial Northwest must provide notice to and obtain written non-objection from the Federal Reserve prior to declaring a dividend. See “Item 1. Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest – Dividends” and Note 14 of the Notes to Consolidated Financial Statements contained in Item 8.

The following table sets forth the high and low of First Financial Northwest’s common stock during each of the quarters in the years ended December 31, 2012 and 2011. There were no dividends declared during the years ended December 31, 2012 or 2011. The following information was provided by The Nasdaq Stock Market LLC.

	High	Low
2012
First Quarter	$7.94	$5.81
Second Quarter	8.12	7.36
Third Quarter	8.29	7.60
Fourth Quarter	8.17	7.11

2011
First Quarter	$5.97	$4.00
Second Quarter	6.30	4.94
Third Quarter	5.70	4.30
Fourth Quarter	5.90	5.21

Stock Repurchases

The Company did not have a stock repurchase plan in place and no shares were repurchased during 2012.

Under the Company's MOU, First Financial Northwest must provide notice to and obtain written non-objection from the Federal Reserve prior to First Financial Northwest repurchasing any capital stock.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total shareholder return on First Financial Northwest’s Common Stock with the cumulative total return on the Russell 2000 Index, the Nasdaq Bank Index, and the SNL Thrift Index, a peer group index. The graph assumes that total return includes the reinvestment of all dividends and that the value of the investment in First Financial Northwest’s common stock and each index was $100 on October 10, 2007 (the first trading day following the completion of First Financial Northwest’s public offering), and is the base amount used in the graph. The closing price of First Financial Northwest’s common stock on December 31, 2012 was $7.55.

Total Return Performance
125
100
75
50
25
0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
First Financial Northwest, Inc.
NASDAQ Bank
Russell 2000
SNL Thrift

	Period Ended
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
First Financial Northwest, Inc.	100.00	97.31	71.39	44.20	65.20	83.43
NASDAQ Bank Index	100.00	78.46	65.67	74.97	67.10	79.64
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Thrift Index	100.00	63.64	59.35	62.01	52.17	63.45

Item 6. Selected Financial Data

The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and have been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. "Financial Statements and Supplementary Data” included in this Form 10-K.

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
FINANCIAL CONDITION DATA:	(In thousands, except share data)

Total assets	$942,655	$1,059,390	$1,193,658	$1,315,334	$1,244,440
Investments available-for-sale	152,262	129,002	164,603	97,383	149,323
Loans receivable, net (1)	650,468	703,288	856,456	1,039,300	1,035,181
Goodwill	—	—	—	—	14,206
Deposits	665,797	788,665	920,226	939,423	791,483
Advances from the FHLB	83,066	83,066	93,066	139,900	156,150
Stockholders’ equity	187,117	181,320	174,478	228,517	290,108
Book value per common share	9.95	9.64	9.28	12.14	13.62

OPERATING DATA:

Interest income	41,466	51,052	60,544	65,033	68,601
Interest expense	12,246	18,485	27,559	33,913	35,978
Net interest income	29,220	32,567	32,985	31,120	32,623
Provision for loan losses	3,050	4,700	53,100	51,300	9,443
Net interest income (loss) after provision for loan losses	26,170	27,867	(20,115)	(20,180)	23,180
Noninterest income	836	2,533	1,041	2,032	200
Noninterest expense	25,292	26,158	31,063	35,067	14,687
Income (loss) before provision (benefit) for federal
income taxes	1,714	4,242	(50,137)	(53,215)	8,693
Provision (benefit) for federal income taxes	(999)	—	3,999	(12,507)	4,033
Net income (loss)	$2,713	$4,242	$(54,136)	$(40,708)	$4,660
Basic earnings (loss) per share	$0.15	$0.24	$(3.11)	$(2.18)	$0.22
Diluted earnings (loss) per share	$0.15	$0.24	$(3.11)	$(2.18)	$0.22
___________________

(1)	Net of ALLL, LIP and deferred loan fees and costs.

	December 31,
OTHER DATA:	2012	2011	2010	2009	2008
Number of:
Loans outstanding	2,153	2,326	2,764	3,284	3,362
Deposit accounts	12,305	13,729	15,087	15,546	15,719
Full-service offices	1	1	1	1	1

	At or For the Year Ended December 31,
KEY FINANCIAL RATIOS:	2012	2011	2010	2009	2008
Performance Ratios:
Return (loss) on assets	0.27%	0.37%	(4.18)%	(3.14)%	0.39%
Return (loss) on equity	1.47	2.36	(26.59)	(15.18)	1.50
Dividend payout ratio	—	—	(2.73)	(15.60)	109.09
Equity-to-assets ratio	19.85	17.12	14.62	17.37	23.31
Interest rate spread	2.85	2.78	2.40	1.86	1.84
Net interest margin	3.08	3.01	2.70	2.49	2.81
Average interest-earning assets to average interest-
bearing liabilities	118.12	113.33	113.35	123.31	131.20
Efficiency ratio	84.15	74.52	91.29	105.78	44.75
Noninterest expense as a percent of average total assets	2.52	2.28	2.40	2.71	1.22
Book value per common share	$9.95	$9.64	$9.28	$12.14	$13.62
Capital Ratios: (1)
Tier I leverage	15.79%	13.54%	11.73%	12.46%	15.61%
Tier I risk-based	26.11	23.49	18.38	19.20	23.04
Total risk-based	27.37	24.76	19.65	20.49	24.30
Asset Quality Ratios: (2)
Nonperforming loans as a percent of total loans	3.42%	3.28%	7.14%	11.23%	5.56%
Nonperforming assets as a percent of total assets	4.25	4.69	7.79	10.08	4.71
ALLL as a percent of total loans	1.89	2.29	2.56	3.07	1.61
ALLL as a percent of nonperforming loans	55.11	69.89	35.80	27.37	28.96
Net charge-offs to average loans receivable, net	1.07	1.39	6.55	3.38	0.04
_______________
(1) Capital ratios are for First Savings Bank only.
(2) Loans are reported net of LIP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto, which appear in Item 8 of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10-K. Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of First Financial Northwest and its subsidiaries.

Overview

First Savings Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business and consumer loans. Our current business strategy emphasizes one-to-four family residential, multifamily and commercial real estate lending.

Over the last four years, the national residential lending market has experienced severe challenges as home values declined and loan delinquencies and foreclosure rates reached unprecedented levels. During 2012 the residential lending market improved somewhat, especially late in the year, but remained at depressed levels. Nationally, at December 31, 2012, the delinquency rate for one-to-four family residential loans 30 days or more delinquent was 7.1% and the percentage of loans in foreclosure was 3.7% according to the National Delinquency Survey published by the Mortgage Bankers Association.

Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. First Savings Bank is liability-sensitive, which means our liabilities reprice at a faster rate than our interest-earning assets, the lower interest rate environment that we are currently experiencing has contributed to an improvement in our net interest rate spread.

During 2012, our provision for loan losses totaled $3.1 million, a decrease of $1.7 million from $4.7 million for the year ended December 31, 2011. The decrease in the provision during 2012 was attributable to the decline in the level of nonperforming and classified loans, improved delinquency rates, the decline in the level of charge-offs and the decrease in the size of our loan portfolio. We will continue to monitor our loan portfolio and make adjustments to our ALLL as we deem necessary.

Our noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, OREO-related expenses, professional fees, regulatory assessments and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of real estate taxes, depreciation expenses, maintenance and costs of utilities. OREO-related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes and insurance.

Our noninterest expenses decreased $866,000 during the year ended December 31, 2012 as compared to 2011. The decrease was primarily attributable to a $1.4 million decrease in regulatory assessment expenses and a $589,000 decrease in insurance and bond premiums. Both of these decreases were a result of the FDIC and the DFI terminating the Order and replacing it with the Bank's MOU in March 2012. Partially offsetting these decreases was an increase of $1.1 million related to our proxy contest and related litigation expenses during the year ended December 31, 2012.

Business Strategy

Our long-term business strategy is to operate and grow First Savings Bank as a well-capitalized and profitable community bank, offering one-to-four family residential, commercial and multifamily real estate, construction/land development, consumer and business loans along with a diversified array of deposit and other products and services to individuals and businesses in our market areas. We intend to accomplish this strategy by leveraging our established name and franchise, capital strength and mortgage production capability by:

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

•	Managing our loan portfolio to minimize concentrations and diversify the types of loans within the portfolio;

•	Managing credit risk to minimize the risk of loss and interest rate risk to optimize our net interest margin; and

•	Improving profitability through disciplined pricing, expense control and balance sheet management, while continuing to provide excellent customer service.
During the fourth quarter of 2012, management examined the components of the Company's total compensation expense, specifically the benefits portion. Also, during 2012, as in previous years, the Company examined peer group data with respect to compensation, and conducted a full market benchmark analysis which provided the basis for the development of job category grades and related pay range structure. Although the results of the peer group and benchmark analyses indicated that the Company's base salary pay structure was considered in-line with our peer group, we determined that aggregate benefits were somewhat high. In order to make our compensation expense consistent with the market, the following steps are being implemented during 2013:

•	Benefits associated with the Company's defined benefit pension plan will be frozen as of April 1, 2013;

•	The accrual for paid time off ("PTO") for sick leave has been reduced by 50% and a combined PTO policy for both vacation and sick leave is being implemented;

•	Regular work hours per week have been increased from 38 to 40 hours; and

•	All employees will be required to contribute 10% toward their medical coverage premiums and 50% toward dependent's premiums.
In addition, the Company is looking to restructure with the objective of reducing overall expenses.

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

Our Audit Committee approves the provision for loan losses on a quarterly basis and the Board of Directors ratifies the Audit Committees' actions. The allowance is increased by the provision for loan losses which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the ALLL is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio. The impact of an unexpected large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings. For additional information see Item 1A. "Risk Factors - If our allowance for loan losses is not adequate, we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations,” in this Form 10-K.

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

We record a valuation allowance to reduce our deferred tax assets to the amount which can be recognized in line with the relevant accounting standards. The level of deferred tax asset recognition is influenced by management’s assessment of our historic and future profitability profile. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances. In a situation where income is less than projected or recent losses have been incurred, the relevant accounting standards require convincing evidence that there will be sufficient future tax capacity. For additional information regarding our deferred taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8.

Other-Than-Temporary Impairments On the Market Value of Investments. Declines in the fair value of any available-for-sale or held-to-maturity investment below their cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of the investment to that of fair value. A charge to earnings and an establishment of a new cost basis for the investment is made. Unrealized investment losses are evaluated at least quarterly to determine whether such declines should be considered other-than-temporary and therefore be subject to immediate loss recognition. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the investment security is below the carrying value primarily due to changes in interest rates and there has not been significant deterioration in the financial condition of the issuer. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is other-than-temporary include ratings by recognized rating agencies; the extent and duration of an unrealized loss position; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisers or market analysts. Therefore, deterioration of market conditions could result in impairment losses recognized within the investment portfolio.

Fair Value. FASB ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 for additional information about the level of pricing transparency associated with financial instruments carried at fair value.
Comparison of Financial Condition at December 31, 2012 and December 31, 2011

General. At December 31, 2012, total assets decreased $116.7 million to $942.7 million from $1.1 billion at December 31, 2011. This decrease in total assets was primarily the result of reductions in interest-bearing deposits of $76.7 million, net loans receivable of $52.8 million and OREO of $8.7 million, partially offset by an increase of $23.3 million in investments available-for-sale. Total liabilities decreased $122.5 million to $755.5 million at December 31, 2012 from $878.1 million at December 31, 2011, primarily due to a decrease of $122.9 million in deposits. Stockholders’ equity increased $5.8 million to $187.1 million at December 31, 2012 from $181.3 million at December 31, 2011 primarily due to net income of $2.7 million for the year and a $1.7 million increase in additional paid-in capital.

Assets. The following table details the changes in the composition of our assets at December 31, 2012 from December 31, 2011.

	Balance at December 31, 2012	Increase/(Decrease) from December 31, 2011	Percentage Increase/(Decrease)
	(Dollars in thousands)
Cash on hand and in banks	$4,289	$(331)	(7.2)%
Interest-bearing deposits	83,452	(76,689)	(47.9)
Investments available-for-sale, at fair value	152,262	23,260	18.0
Loans receivable, net	650,468	(52,820)	(7.5)
Premises and equipment, net	18,073	(849)	(4.5)
FHLB stock, at cost	7,281	(132)	(1.8)
Accrued interest receivable	3,484	(372)	(9.6)
Federal income tax receivable	60	(1,000)	(94.3)
Deferred tax assets, net	1,000	1,000	100.0
OREO	17,347	(8,697)	(33.4)
Prepaid expenses and other assets	4,939	(105)	(2.1)
Total assets	$942,655	$(116,735)	(11.0)

Interest-bearing deposits, net loans receivable and OREO decreased $76.7 million, $52.8 million and $8.7 million, respectively. Funds received were utilized to increase the investment portfolio by $23.3 million and to reduce our customer interest-bearing deposits by $123.0 million as part of our strategy to reduce our total assets, mainly cash, in light of the economic conditions that existed in the first half of 2012 reducing loan demand from creditworthy borrowers, and to reduce higher-cost certificates of deposit.

Net loans receivable decreased $52.8 million to $650.5 million at December 31, 2012 compared to $703.3 million at December 31, 2011. Loan originations for the year ended December 31, 2012 totaled $118.8 million, an increase of $87.2 million from the year ended December 31, 2011. The decline in our net loan portfolio was primarily the result of paydowns due to normal borrower activity and charge-offs. In addition, we have been continuing to work on resolving our problem loans through the foreclosure process, taking deeds in lieu of foreclosure, short sales and transferring the underlying collateral to OREO, which contributed to the decrease in the size of our loan portfolio over the past year. Loan originations increased primarily as a result of increased loan demand during the second half of 2012 and a renewed emphasis on loan originations by our staff, now that the performance of our loan portfolio has improved. Loan originations included $24.6 million in one-to-four family residential, $48.7 million in commercial real estate, $27.3 million in multifamily and $4.7 million in consumer loans. We also originated $12.7 million in construction/land development and $756,000 in business loans. Loan repayments during 2012 were $145.2 million and loans transferred to OREO totaled $12.1 million.

Our investments available-for-sale increased $23.3 million, or 18.0% to $152.3 million at December 31, 2012 from $129.0 million at December 31, 2011. During the year ended December 31, 2012, we sold $23.5 million of investments. Gross proceeds from the sales were $23.8 million with net gains of $301,000. During the year ended December 31, 2012, we purchased $69.5 million of investments which included $61.4 million of variable-rate securities and $8.1 million in fixed-rate securities. The purchases and sales of investments throughout 2012 were executed to improve our interest rate risk position, deploy excess liquidity into investments as there was weak demand for loans to creditworthy borrowers in our market area and to take advantage of gains in our securities portfolio.

Our nonperforming loans decreased to $22.8 million at December 31, 2012 from $23.7 million at December 31, 2011. Nonperforming loans as a percent of our total loan portfolio, net of LIP, was 3.42% and 3.28% at December 31, 2012 and 2011, respectively. Classified loans decreased to $51.6 million at December 31, 2012, from $72.1 million at December 31, 2011. The following table presents a breakdown of our nonperforming assets:

	December 31,		Amount of Increase/ (Decrease)	Percent of Increase/ (Decrease)
	2012	2011
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$6,248	$9,808	$(3,560)	(36.3)%
Multifamily	4,711	949	3,762	396.4
Commercial real estate	6,274	3,736	2,538	67.9
Construction/land development	4,767	9,199	(4,432)	(48.2)
Consumer	759	—	759	100.0
Total nonperforming loans	22,759	23,692	(933)	(3.9)
OREO	17,347	26,044	(8,697)	(33.4)
Total nonperforming assets	$40,106	$49,736	$(9,630)	(19.4)%

We continued to focus on reducing our nonperforming assets through foreclosures, short-sales and accepting deeds in lieu of foreclosure. Foregone interest during the year ended December 31, 2012 relating to all nonperforming loans totaled $1.4 million. There were no LIP related to nonperforming loans at December 31, 2012 compared to $36,000 at December 31, 2011. We foreclosed or accepted deeds in lieu of foreclosure on $12.1 million of real estate during 2012 and $26.2 million during 2011. We anticipate continued foreclosure activity in 2013, however, at lower levels than in 2012 and 2011. The number of properties that have been transferred into OREO has decreased considerably compared to 2011 and the number of properties that we have sold has also declined. During 2012, we transferred 35 properties into OREO, compared to 95 properties during 2011 and 185 properties during 2010. Sales of OREO in 2012 totaled 89 properties, as compared to 121 properties in 2011 and 88 properties in 2010. The decline in both the transfer of properties into OREO and the sale of OREO properties was a result of our efforts to identify the problem loans within our portfolio and take prompt appropriate actions to turn these nonperforming assets into performing assets.

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

Deposits. During the year ended December 31, 2012, deposits decreased $122.9 million to $665.8 million as compared to $788.7 million at December 31, 2011. The decrease in deposits was primarily the result of our strategy to utilize our excess liquidity, mainly cash, to reduce higher-cost deposits by competing less aggressively on deposit interest rates. In addition, we did not renew certificates of deposit from municipalities and other government-related entities due to the higher cost of maintaining these accounts as a result of a change in state law. Public funds declined to $1.8 million (of which $1.7 million were certificates of deposit) at December 31, 2012 from $22.0 million (of which $21.8 million were certificates of deposit) at December 31, 2011. We experienced decreases in our certificates of deposit and money market accounts of $106.3 million and $18.9 million, respectively. These decreases were slightly offset by increases in our NOW, statement savings and noninterest-bearing accounts of $1.8 million, $489,000 and $141,000, respectively. We did not have any brokered deposits at December 31, 2012 and 2011.

Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk and to leverage our balance sheet. Total advances at December 31, 2012 were $83.1 million, unchanged, as compared to December 31, 2011. In addition, in January 2013, a $50.0 million 2.17% FHLB advance matured and was repaid and not replaced.

Stockholders’ Equity. Total stockholders’ equity increased $5.8 million, or 3.2% to $187.1 million at December 31, 2012 from $181.3 million at December 31, 2011. The increase was primarily the result of net income of $2.7 million, generated during the year ended December 31, 2012 and $1.7 million increase in additional paid in capital related to stock-based compensation.

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

General. Net income for the year ended December 31, 2012 was $2.7 million, compared to $4.2 million for the prior year. The $1.5 million decrease in net income was primarily the result of a $3.3 million decrease in net interest income before the provision for loan losses and a $1.7 million decrease in noninterest income. These decreases were partially offset by a $1.7 million decrease in the provision for loan losses, a $900,000 decrease in noninterest expense and a $1.0 million increase in federal income tax benefit.

Net Interest Income. Net interest income in 2012 was $29.2 million, a $3.3 million or 10.3% decrease from $32.6 million in 2011, as a result of the changes in interest income and interest expense as detailed below.

Interest Income. Total interest income decreased $9.6 million to $41.5 million for the year ended December 31, 2012 from $51.1 million for the year ended December 31, 2011. The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011		Increase/(Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$663,227	5.87%	$767,575	6.07%	$(7,652)
Investments available-for-sale	143,722	1.49	146,227	2.76	(1,897)
Interest-bearing deposits	134,855	0.27	161,208	0.25	(37)
FHLB stock	7,391	—	7,413	—	—
Total interest-earning assets	$949,195	4.37	$1,082,423	4.72	$(9,586)

The $9.6 million decline in interest income for 2012 as compared to 2011 was primarily a result of the decline in the average balance of our loan portfolio. The yield on average interest-earning assets declined 35 basis points to 4.37% for the year ended December 31, 2012 from 4.72% for 2011, reflecting both the general decline in interest rates and the strategic shift in our investment portfolio to more lower yielding adjustable-rate investments.

Interest income from net loans receivable decreased $7.6 million to $39.0 million for the year ended December 31, 2012 from $46.6 million for the year ended December 31, 2011. The primary reason for the decline was due to the $104.3 million decrease in the average loan balance to $663.2 million as compared to the average loan balance in 2011. The decrease in loan interest income related to the size of our portfolio accounted for $6.3 million of the reduction in loan interest income. The yield on net loans receivable decreased to 5.87% for the year ended December 31, 2012 from 6.07% in 2011, a decrease of 20 basis points, or $1.3 million. The new loans being added to the portfolio are at much lower rates than the existing loans that are being paid off or transferred to OREO, resulting in an overall lower yield in the portfolio.

Interest income from investments available-for-sale declined $1.9 million, almost entirely due to the 127 basis point decrease in the yield on average investments compared to 2011 as proceeds from maturing, higher-yielding fixed-rate investments were reinvested primarily in adjustable-rate investments that are currently yielding relatively low market rates.

Interest Expense. Total interest expense for the year ended December 31, 2012 was $12.2 million, a decrease of $6.2 million from the prior year. The following table details average balances, cost of funds and the resulting decrease in interest expense for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011		Increase/ (Decrease) in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW accounts	$14,473	0.15%	$13,034	0.17%	$(1)
Statement savings accounts	17,976	0.20	16,692	0.33	(19)
Money market accounts	164,533	0.28	181,572	0.52	(472)
Certificates of deposit	523,527	1.85	653,122	2.33	(5,532)
Advances from the FHLB	83,067	2.47	90,656	2.50	(215)
Total interest-bearing liabilities	$803,576	1.52	$955,076	1.94	$(6,239)

Total interest expense for the year ended December 31, 2012 decreased $6.2 million or 33.8% to $12.2 million from $18.5 million in 2011. The decline in interest expense for the year ended December 31, 2012 as compared to 2011 was primarily a result of the decrease in the average balance of interest-bearing liabilities which equated to a decrease in interest expense of $3.3 million. The average balance of certificates of deposit decreased $129.6 million to $523.5 million at December 31, 2012 from $653.1 million at December 31, 2011, accounting for $3.0 million of the decrease in interest expense. Our overall average cost of funds decreased to 1.52% for 2012 from 1.94% in 2011. The decline in the average cost of our certificates of deposit, which accounted for $2.5 million of the $6.2 million decline in total interest expense was primarily due to a decrease in the average rate paid on the certificates of deposit from 2.33% in 2011 to 1.85% in 2012, due to new and renewing certificates of deposit priced at lower interest rates. Our interest rate spread for 2012 was 2.85% as compared to 2.78% in 2011. Our net interest margin increased to 3.08% in 2012 as compared to 3.01% in 2011.

Provision for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. The specific allowance component is created when management believes that the collectability of a specific loan, has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions.

The ALLL was $12.5 million or 1.89% of total loans outstanding, net of LIP at December 31, 2012 as compared to $16.6 million or 2.29% of total loans outstanding, net of LIP at December 31, 2011. The decline in the ALLL reflects the improvement in our overall asset quality as reflected by the decline in nonperforming and classified loans as well as a decline in the overall age of our loan portfolio as approximately 20% of our total loan portfolio was originated in the last two years at approximately current real estate market values. The value of real estate collateral for older loans that were replaced by these new loan originations typically had higher loan to value ratios utilizing current market values, resulting in a greater potential for loss and a need for a larger ALLL.

A provision for loan losses of $3.1 million was recorded for the year ended December 31, 2012. The comparable provision for loan losses for the year ended December 31, 2011 totaled $4.7 million. As of December 31, 2012 nonperforming loans, net of LIP, totaled $22.8 million as compared to $23.7 million at December 31, 2011. Of our nonperforming loans, $6.2 million related to the one-to-four family residential loan portfolio, $4.7 million related to the multifamily loan portfolio, $6.3 million related to the commercial real estate loan portfolio, $4.8 million related to the construction/land development loan portfolio, primarily located in Whatcom County, and $759,000 related to consumer loans. The decrease in the provision during 2012 was attributable to the decrease in the level of nonperforming and classified loans, the reductions of loan charge-offs and the decrease in the size of our total loan portfolio.

We believe that we use the best information available to establish the ALLL, and that the ALLL as of December 31, 2012, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table details activity and information related to the ALLL for the years ended December 31, 2012 and 2011. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Years Ended December 31,
	2012	2011
	(Dollars in thousands)
Provision for loan losses	$3,050	$4,700
Charge-offs	(9,591)	(11,025)
Recoveries	2,524	350
ALLL	12,542	16,559
ALLL as a percent of total loans	1.89%	2.29%
ALLL as a percent of nonperforming loans	55.11	69.89
Total nonperforming loans	$22,759	$23,692
Nonperforming loans as a percent of total loans	3.42%	3.28%
Total loans receivable	$665,067	$721,608
Total loans originated	118,783	31,626

Noninterest Income. Noninterest income decreased $1.7 million to $836,000 for the year ended December 31, 2012 from $2.5 million for the year ended December 31, 2011. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2012	Increase/(Decrease) from December 31, 2011	Percentage Increase/(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$84	$2	2.4%
Loan service fees	289	95	49.0
Gain on sale of investments	301	(1,925)	(86.5)
Servicing rights, net	(46)	38	(45.2)
Other	208	93	80.9
Total noninterest income	$836	$(1,697)	(67.0)

The decrease in noninterest income for the year ended December 31, 2012 was primarily related to the decrease in gains on sales of investments of $1.9 million as the volume of investment sales decreased $53.4 million in 2012, compared to 2011.

Noninterest Expense. Noninterest expense decreased $866,000 during the year ended December 31, 2012 to $25.3 million, from $26.2 million for the year ended December 31, 2011. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2012	Increase/(Decrease) from December 31, 2011	Percentage Increase/(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$13,826	$567	4.3%
Occupancy and equipment	1,552	(3)	(0.2)
Professional fees	1,850	(116)	(5.9)
Data processing	701	(60)	(7.9)
Gain on sales of OREO property, net	(607)	954	(61.1)
OREO market value adjustments	2,046	122	6.3
OREO-related expenses, net	1,764	(1,209)	(40.7)
Regulatory assessments	1,004	(1,433)	(58.8)
Insurance and bond premiums	401	(589)	(59.5)
Proxy contest and related litigation	1,054	1,054	100.0
Marketing	227	22	10.7
Other general and administrative	1,474	(175)	(10.6)
Total noninterest expense	$25,292	$(866)	(3.3)

Noninterest expense for the year ended December 31, 2012 decreased $866,000 to $25.3 million from $26.2 million for 2011. The decrease in noninterest expense during 2012 was primarily due to decreases in our FDIC deposit insurance expense of $1.4 million and a decrease of $589,000 in our insurance and bond premiums as a result of the termination of the Order. These decreases were partially offset by proxy and related litigation expenses of $1.1 million incurred during 2012, net of a refund receivable from our Directors' and Officers' insurance. There were no comparable expenses incurred during 2011. As part of our emphasis on reducing costs, in January 2013, we decided to freeze our defined benefit pension plan, which is expected to reduce ongoing salaries and employee benefit expenses.

Federal Income Tax Expense. There was a federal income tax benefit of $999,000 for the year ended December 31, 2012. These benefits were primarily due to a $1.0 million deferred tax asset valuation allowance reversal. We performed a complete evaluation of our deferred tax assets at December 31, 2012. In making the determination whether a deferred tax asset is more likely than not to be realized, we evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. During 2012, based on our evaluation, we partially reversed our valuation allowance on deferred tax assets based upon our positive operating results for 2012 and 2011. At December 31, 2012, our deferred tax asset valuation allowance was $16.9 million, reducing our net deferred tax asset to $1.0 million. The deferred tax asset valuation allowance relates primarily to charitable contributions carryforward and the net capital loss on the sale of an investment. The net deferred tax asset at December 31, 2012 represents the amount that we determined was more likely than not to be realized.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

General. At December 31, 2011, total assets decreased $134.3 million to $1.1 billion from $1.2 billion at December 31, 2010. This decrease in total assets was primarily the result of reductions in net loans receivable of $153.2 million and investments available-for-sale of $35.6 million, partially offset by an increase of $69.2 million in interest-bearing deposits. Total liabilities decreased $141.1 million to $878.1 million at December 31, 2011 from $1.0 billion at December 31, 2010, primarily due to a decrease of $131.6 million in deposits and a decrease of $10.0 million in advances from the FHLB. Stockholders' equity increased

$6.8 million to $181.3 million at December 31, 2011 from $174.5 million at December 31, 2010, primarily due to net income of $4.2 million for the year.

Assets. The following table details the changes in the composition of our assets from December 31, 2010 to December 31, 2011.

	Balance at December 31, 2011	Increase/(Decrease) from December 31, 2010	Percentage Increase/(Decrease)
	(Dollars in thousands)
Cash on hand and in banks	$4,620	$(2,846)	(38.1)%
Interest-bearing deposits	160,141	69,180	76.1
Investments available for sale, at fair value	129,002	(35,601)	(21.6)
Loans receivable, net	703,288	(153,168)	(17.9)
Premises and equipment, net	18,922	(907)	(4.6)
FHLB stock, at cost	7,413	—	—
Accrued interest receivable	3,856	(830)	(17.7)
Federal income tax receivable	1,060	(4,856)	(82.1)
OREO	26,044	(4,058)	(13.5)
Prepaid expenses and other assets	5,044	(1,182)	(19.0)
Total assets	$1,059,390	$(134,268)	(11.2)

Interest-bearing deposits increased $69.2 million from December 31, 2010, primarily as a result of funds received from decreases in net loans receivable of $153.2 million and in investments available-for-sale of $35.6 million. We utilized the liquidity generated to reduce our FHLB advances by $10.0 million and fund the decrease in customer deposits of $131.6 million.

Net loans receivable decreased $153.2 million to $703.3 million at December 31, 2011 compared to $856.5 million at December 31, 2010. Loan originations for the year ended December 31, 2011 totaled $31.6 million, a decrease of $27.8 million from the year ended December 31, 2010. The decline in our loan portfolio was the result of weak loan demand, paydowns due to normal borrower activity, short-sales, charge-offs and transfers of nonperforming loans to OREO. Loan originations declined primarily as a result of our focus on improving the performance of our loan portfolio and reducing our nonperforming assets. Loan originations included $11.2 million in one-to-four family residential, $4.1 million in commercial real estate, $6.8 million in multifamily and $5.8 million in consumer loans. We also originated $1.4 million in construction/land development and $2.3 million in business loans. Loan repayments during 2011 were $165.5 million and loans transferred to OREO totaled $26.2 million.

Our investments available-for-sale decreased $35.6 million or 21.6% to $129.0 million at December 31, 2011 from $164.6 million at December 31, 2010. During the year ended December 31, 2011, we sold $76.9 million of investments. Gross proceeds from the sales were $79.1 million with net gains of $2.2 million. During the year ended December 31, 2011, we purchased $74.7 million of investments which included $40.0 million of U.S. government agency securities with the remaining purchases primarily consisting of Fannie Mae and Freddie Mac fixed-rate, mortgage-backed securities. The purchases and sales of investments throughout 2011 were executed to improve our interest rate risk position, deploy excess liquidity into investments as there was weak demand for loans to creditworthy borrowers in our market area and to take advantage of gains in our securities portfolio.

Our nonperforming loans decreased to $23.7 million at December 31, 2011 from $62.9 million at December 31, 2010. Nonperforming loans as a percent of our total loan portfolio, net of LIP, was 3.28% and 7.14% at December 31, 2011 and 2010, respectively. The following table presents a breakdown of our nonperforming assets:

	December 31,		Amount of Increase/ (Decrease)	Percent of Increase/ (Decrease)
	2011	2010
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$9,808	$22,688	$(12,880)	(56.8)%
Multifamily	949	—	949	100.0
Commercial real estate	3,736	7,306	(3,570)	(48.9)
Construction/land development	9,199	32,885	(23,686)	(72.0)
Consumer	—	57	(57)	(100.0)
Total nonperforming loans	23,692	62,936	(39,244)	(62.4)
OREO	26,044	30,102	(4,058)	(13.5)
Total nonperforming assets	$49,736	$93,038	$(43,302)	(46.5)

There were no LIP related to our nonperforming loans at December 31, 2011. Foregone interest during the year ended December 31, 2011 relating to all nonperforming loans totaled $2.2 million. We continued to execute our strategy implemented in 2009, when we hired experienced professionals to form a special assets department whose primary focus was on the prompt and effective management of our troubled and nonperforming assets to expedite their disposition and minimize any losses. This strategy changed our long-standing practice of promoting builder-partnering solutions, as opposed to that of Bank-directed solutions such as foreclosures, short-sales and accepting deeds in lieu of foreclosure. This approach resulted in First Savings Bank foreclosing or accepting deeds in lieu of foreclosure on $26.2 million of real estate during 2011 and $50.2 million during 2010.

Deposits. During the year ended December 31, 2011, deposits decreased $131.6 million to $788.7 million, as compared to $920.2 million at December 31, 2010. The decrease in deposits was primarily the result of our strategy to reduce our total assets, mainly cash, as a result of low loan demand. In addition, we did not renew certificates of deposit from municipalities and other government-related entities due to the higher cost of maintaining these accounts. Public funds declined $22.0 million at December 31, 2011 from $58.7 million at December 31, 2010. We experienced decreases in our noninterest bearing accounts of $2.7 million, money market accounts of $13.4 million and certificates of deposit of $118.7 million, which were offset by increases in NOW accounts of $735,000 and savings accounts of $2.4 million. These decreases also reflect our strategy to compete less aggressively on deposit interest rates to reduce our cost of funds. We did not have any brokered deposits at December 31, 2011 and 2010.

Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk and to leverage our balance sheet. Total advances at December 31, 2011 were $83.1 million, a decrease of $10.0 million, or 10.7% from $93.1 million at December 31, 2010. We utilized our excess liquidity to repay some of our advances to manage our funding costs.

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

Interest Income. Total interest income decreased $9.5 million to $51.0 million for the year ended December 31, 2011 from $60.5 million for the year ended December 31, 2010. The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011		2010		Increase/(Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$767,575	6.07%	$971,778	5.74%	$(9,175)
Investments available-for-sale	146,227	2.76	130,622	3.43	(445)
Interest-bearing deposits	161,208	0.25	110,117	0.25	128
FHLB stock	7,413	—	7,413	—	—
Total interest-earning assets	$1,082,423	4.72%	$1,219,930	4.96%	$(9,492)

The $9.5 million decline in interest income for 2011 as compared to 2010 was primarily a result of the $204.2 million, or 21.0% decline in the average balance of our loan portfolio. The yield on average interest-earning assets declined 24 basis points to 4.72% for the year ended December 31, 2011 from 4.96% for 2010, reflecting both the general decline in interest rates and foregone interest as a result of nonperforming assets during 2011. Interest income from net loans receivable decreased $9.2 million to $46.6 million for the year ended December 31, 2011 from $55.8 million for the year ended December 31, 2010. The yield on net loans receivable increased to 6.07% for the year ended December 31, 2011, from 5.74% in 2010, an increase of 33 basis points or $2.5 million, net of $2.2 million of foregone interest. The yield on the loan portfolio increased during 2011 as compared to 2010, as we were able to reduce the level of nonperforming loans which were not earning any income but which were included in the yield calculation. The increase in loan interest income related to yield was offset by an $11.7 million decrease in interest income from the reduction in the average loan portfolio during 2011 as compared to 2010.

The yield on investments available-for-sale decreased 67 basis points to 2.76%, or $981,000 during 2011 as compared to 2010. Interest income from investments available-for-sale was positively impacted by $536,000 due to the increase in the average investment balance of $15.6 million to $146.2 million for the year ended December 31, 2011 from $130.6 million for the year ended December 31, 2010.

Interest Expense. Total interest expense for the year ended December 31, 2011 was $18.5 million, a decrease of $9.1 million from the prior year. The following table details average balances, cost of funds and the resulting decrease in interest expense for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011		2010		Increase/(Decrease) in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW accounts	$13,034	0.17%	$13,086	0.41%	$(31)
Statement savings accounts	16,692	0.33	15,733	1.06	(112)
Money market accounts	181,572	0.52	197,084	1.21	(1,446)
Certificates of deposit	653,122	2.33	719,881	2.88	(5,566)
Advances from the FHLB	90,656	2.50	130,423	3.21	(1,919)
Total interest-bearing liabilities	$955,076	1.94	$1,076,207	2.56	$(9,074)
Total interest expense for the year ended December 31, 2011 decreased $9.1 million, or 32.9% to $18.5 million from $27.6 million in 2010. The decline in interest expense for the year ended December 31, 2011 as compared to 2010 was primarily a result of the general decrease in interest rates which equated to a decrease in interest expense of $5.7 million. Our overall cost of funds decreased to 1.94% for 2011 from 2.56% in 2010. The decline in our cost of our certificates of deposit, which accounted for $5.6 million of the $9.1 million decline in total interest expense was primarily due to a decrease in the average rate paid on the certificates of deposit from 2.88% in 2010 to 2.33% in 2011 due to new and renewing certificates of deposit priced at lower interest rates. The average balance of certificates of deposit decreased by $66.8 million to $653.1 million at December 31, 2011 from $719.9 million at December 31, 2010, accounting for $1.9 million of the decrease in interest expense on certificates of deposit. Total average interest-bearing liabilities decreased $121.1 million to $955.1 million in 2011 as compared to $1.1 billion in 2010. The average balance of deposits decreased $81.4 million and the average balance of advances from the FHLB decreased $39.8 million during 2011 as compared to 2010. Our interest rate spread for 2011 was 2.78% for the twelve months ended December 31, 2011 as compared to 2.40% in 2010. Our net interest margin increased to 3.01% in 2011 as compared to 2.70% in 2010.

Provision for Loan Losses. The ALLL was $16.6 million, or 2.29% of total loans outstanding, net of LIP at December 31, 2011 as compared to $22.5 million, or 2.56% of total loans outstanding, net of LIP at December 31, 2010.

A provision for loan losses of $4.7 million was recorded for the year ended December 31, 2011. The comparable provision for loan losses for the year ended December 31, 2010 totaled $53.1 million. As of December 31, 2011, nonperforming loans, net of LIP, totaled $23.7 million as compared to $62.9 million at December 31 2010. Of our nonperforming loans, $9.2 million related to the construction/land development loan portfolio, primarily located in Kitsap and Whatcom counties, $9.8 million related to the one-to-four family residential loan portfolio, $3.7 million related to the commercial real estate loan portfolio and $949,000 related to the multifamily loan portfolio. The construction/land development loans are to homebuilders whose sales have been affected by the challenging economic conditions. The decrease in the provision during 2011 was attributable to the decrease in the level of nonperforming loans, the reductions of loan charge-offs and the decrease in our total loan portfolio, in particular our construction/land development loans.

The following table details activity and information related to the ALLL for the years ended December 31, 2011 and 2010. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Provision for loan losses	$4,700	$53,100
Charge-offs	(11,025)	(65,476)
Recoveries	350	1,871
ALLL	16,559	22,534
ALLL as a percent of total loans	2.29%	2.56%
ALLL as a percent of nonperforming loans	69.89	35.80
Total nonperforming loans	$23,692	$62,936
Nonperforming loans as a percent of total loans	3.28%	7.14%
Total loans receivable	$721,608	$881,411
Total loans originated	31,626	59,388

Noninterest Income. Noninterest income decreased $1.5 million to $2.5 million for the year ended December 31, 2011 from the year ended December 31, 2010. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2011	Increase/(Decrease) from December 31, 2010	Percentage Increase/(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$82	$(13)	(13.7)%
Loan service fees	194	36	22.8
Gain on sale of investments	2,226	1,383	164.1
Servicing rights, net	(84)	62	42.5
Other	115	24	26.4
Total noninterest income	$2,533	$1,492	143.3

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

Noninterest Expense. Noninterest expense decreased $4.9 million during the year ended December 31, 2011 to $26.2 million, from $31.1 million for the year ended December 31, 2010. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2011	Increase/(Decrease) from December 31, 2010	Percentage Increase/(Decrease)
	(Dollars in thousands)
Compensation and benefits	$13,259	$912	7.4%
Occupancy and equipment	1,555	(102)	(6.2)
Professional fees	1,966	(182)	(8.5)
Data processing	761	38	5.3
Marketing	205	(28)	(12.0)
Loss (gain) on sale of OREO property, net	(1,561)	(1,376)	743.8
OREO market value adjustments	1,924	(3,700)	(65.8)
OREO-related expenses, net	2,973	(446)	(13.0)
FDIC/OTS assessments	2,437	(400)	(14.1)
Insurance/Bond premiums	990	393	65.8
Other	1,649	(14)	(0.8)
Total noninterest expense	$26,158	$(4,905)	(15.8)

The decrease in noninterest expense was primarily attributable to a decrease in OREO-related expenses during 2011 of $5.5 million to $3.3 million at December 31, 2011 from $8.8 million at December 31, 2010. OREO decreased $4.1 million to $26.0 million at December 31, 2011 from $30.1 million at December 31, 2010, which contributed to the decrease in net expenses. The increase in compensation and benefits expense was primarily related to our pension expense as a result of lower than expected yield earned on the underlying investments in the plan and the vesting of new employees into the plan.

Federal Income Tax Expense. There was no provision for federal income taxes for the year ended December 31, 2011, a decrease of $4.0 million from the year ended December 31, 2010. The Company's tax benefits from net operating loss carryforwards offset the tax provision that would have been required. At December 31, 2011, the remaining net operating loss carryforward totaled $11.1 million.

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

	Year Ended December 31,
	2012			2011			2010
	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
Loans receivable, net	$663,227	$38,956	5.87%	$767,575	$46,608	6.07%	$971,778	$55,783	5.74%
Investments available-for-sale	143,722	2,143	1.49	146,227	4,040	2.76	130,622	4,485	3.43
Interest-bearing deposits	134,855	367	0.27	161,208	404	0.25	110,117	276	0.25
FHLB stock	7,391	—	—	7,413	—	—	7,413	—	—
Total interest-earning assets	949,195	41,466	4.37	1,082,423	51,052	4.72	1,219,930	60,544	4.96
Noninterest earning assets	53,771			66,450			73.702
Total average assets	$1,002,966			$1,148,873			$1,293.632
Interest-bearing liabilities
NOW accounts	$14,473	$21	0.15%	$13,034	$22	0.17%	$13,086	$53	0.41%
Statement savings accounts	17,976	36	0.20	16,692	55	0.33	15,733	167	1.06
Money market accounts	164,533	466	0.28	181,572	938	0.52	197,084	2,384	1.21
Certificates of deposit	523,527	9,668	1.85	653,122	15,200	2.33	719,881	20,766	2.88
Total deposits	720,509	10,191	1.41	864,420	16,215	1.88	945,784	23,370	2.47
Advances from the FHLB	83,067	2,055	2.47	90,656	2,270	2.50	130,423	4,189	3.21
Total interest-bearing liabilities	803,576	12,246	1.52	955,076	18,485	1.94	1,076,207	27,559	2.56
Noninterest bearing liabilities	14,453			14,208			13,806
Average equity	184,937			179,589			203,619
Total average liabilities and equity	$1,002,966			$1,148,873			$1,293,632
Net interest income		$29,220			$32,567			$32.985

Interest rate spread			2.85%			2.78%			2.40%
Net interest margin			3.08%			3.01%			2.70%
Ratio of average interest-
earning assets to average
interest-bearing liabilities	118.12%			113.33%			113.35%
________________
(1) The average loans receivable, net balances include nonaccruing loans.

Yields Earned and Rates Paid

The following table sets forth for the periods and at the dates indicated, the weighted-average yields earned on our assets, the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	December 31, 2012	Year Ended December 31,
		2012	2011	2010
Weighted-average yield on:
Loans receivable, net	5.51%	5.87%	6.07%	5.74%
Investment securities available-for-sale	1.57	1.49	2.76	3.43
FHLB stock	—	—	—	—
Federal funds sold and interest-bearing deposits	0.25	0.27	0.25	0.25
Total interest-earning assets	4.30	4.37	4.72	4.96
Weighted-average rate paid on:
NOW accounts	0.14	0.15	0.17	0.41
Statement savings accounts	0.20	0.20	0.33	1.06
Money market accounts	0.23	0.28	0.52	1.21
Certificates of deposit	1.61	1.85	2.33	2.88
Total average deposits	1.20	1.41	1.88	2.47
Advances from the FHLB	2.47	2.47	2.50	3.21
Total interest-bearing liabilities	1.34	1.52	1.94	2.56
Interest rate spread	2.96	2.85	2.78	2.40
Net interest margin	N/A	3.08	3.01	2.70

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

	Year Ended December 31, 2012 Compared to December 31, 2011 Increase/(Decrease) Due to			Year Ended December 31, 2011 Compared to December 31, 2010 Increase/(Decrease) Due to
	2012			2011
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(1,325)	$(6,327)	$(7,652)	$2,529	$(11,704)	$(9,175)
Investments available-for-sale	(1,828)	(69)	(1,897)	(981)	536	(445)
Interest-bearing deposits	26	(63)	(37)	—	128	128
Total net change in income on interest-
earning assets	(3,127)	(6,459)	(9,586)	1,548	(11,040)	(9,492)

Interest-bearing liabilities:
NOW	$(6)	$5	$(1)	$(31)	$—	(31)
Statement savings	(23)	4	(19)	(122)	10	(112)
Money market	(386)	(86)	(472)	(1,258)	(188)	(1,446)
Certificates of deposit	(2,513)	(3,019)	(5,532)	(3,626)	(1,940)	(5,566)
Advances from the FHLB	(25)	(190)	(215)	(643)	(1,276)	(1,919)
Total net change in expense on interest-
bearing liabilities	(2,953)	(3,286)	(6,239)	(5,680)	(3,394)	(9,074)
Net change in net interest income	$(174)	$(3,173)	$(3,347)	$7,228	$(7,646)	$(418)

Asset and Liability Management and Market Risk

General. Our Board of Directors has approved an asset/liability management policy to guide management in maximizing interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability. The policy established an Asset/Liability Management Committee comprised of certain members of senior management and the Board of Directors. The Committee’s purpose is to communicate, coordinate and manage our asset/liability position consistent with our business plan and Board-approved policies. The Asset/Liability Management Committee meets quarterly to review various areas including:

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income as a percentage of net income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 17% of our total loans were comprised of adjustable-rate loans at December 31, 2012. At that date, $44.8 million, or 38.4%, of these loans with a weighted-average interest rate of 4.93% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

The following table illustrates the change in our net interest income at December 31, 2012 that would occur in the event of a gradual change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

December 31, 2012
Net Interest Income Change
Basis Point Change in Rates	% Change

+300	6.67%
+200	5.09
+100	3.40
Base	1.00
(100)	0.68

The following table illustrates the change in our net portfolio value (“NPV”) at December 31, 2012 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point Change in Rates (1)	Net Portfolio Value (2)			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (6)
	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)
	(Dollars in thousands)
+300	$169,733	$(52,557)	(23.64)%	18.78	(5.35)%	$903,732
+200	190,316	(31,974)	(14.38)	20.42	(3.26)	932,067
+100	208,071	(14,219)	(6.40)	21.72	(1.45)	958,172
Base	222,290	—	—	22.64	—	981,715
(100)	247,637	25,347	11.40	24.46	2.58	1,012,434
__________

(1)	The current federal funds rate is 0.25%, making a 200 and 300 basis point decline in rates impossible.

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

(3)	The increase or decrease in the estimated net portfolio value at the indicated interest rates compared to the net portfolio value assuming no change in interest rates.

(4)	Net portfolio value divided by the market value of assets.

(5)	The increase or decrease in the net portfolio value divided by the market value of assets.

(6)	The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

When interest rates rise by 100, 200 or 300 basis points, our net interest income initially increases because a significant portion (over 33%) of our interest-earning assets are based on indices that adjust frequently to changes in market interest rates. Our interest-earning assets are primarily fixed-rate, intermediate-term and long-term loans, and to a lesser extent cash, investment securities and loans with yields based on market indexes. An increasing percentage of our interest-bearing liabilities are relatively short-term deposits or FHLB borrowings. Deposits comprise the majority and their repricing is dependent upon management’s response to increasing interest rates or, in the case of certificates of deposit, the contractual maturity of the deposit instrument.

When interest rates rise by 100, 200 or 300 basis points, our net portfolio value of equity declines. The decrease is primarily due to the impact of increasing interest rates on our loan portfolio which loses value in rising rate environments because of its predominately long-term, fixed-rate nature. Typically during a rising interest rate environment, interest-bearing deposits reprice more rapidly than our interest-earning assets. During 2011, we began to change the composition of our investment securities portfolio by selling fixed-rate investments and purchasing adjustable-rate investment products. This strategy had the benefit of increasing the sensitivity of our interest-earning assets to changes in market interest rates.

When interest rates decline by 100 basis points, our net interest income increases slightly because our loan portfolio is primarily fixed-rate and does not reprice lower, while our maturing deposits will reprice lower. Both cash and nonmaturity deposits reprice immediately but offset each other. A significant portion of our interest-bearing liabilities are certificates of deposit, which will reprice over the next twelve months.

When interest rates decline by 100 basis points, our net portfolio value of equity increases modestly. The increase is primarily due to the fixed-rate nature of our loan portfolio whose value appreciates in declining rate environments because the discounted present value increases as market rates decline.

The net interest income and net portfolio value tables presented above are predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net portfolio value is based upon the present value of discounted cash flows using our estimates of current replacement rates to discount the cash flows. The effects of changes in interest rates in the net interest income table are based upon a cash flow simulation of our existing assets and liabilities and assuming that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Delinquency rates may change when interest rates change as a result of changes in the loan portfolio mix, underwriting conditions, loan terms or changes in economic conditions that have a delayed effect on the portfolio. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as set forth above. Also, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net portfolio value and net interest income other than those indicated above.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Item 1. Business – Lending Activities.” At December 31, 2012, the total approved loan origination commitments outstanding amounted to $7.2 million. At the same date, the undisbursed portion of construction LIP totaled $8.8 million and unused lines of credit were $7.3 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of investment securities. Certificates of deposit scheduled to mature in one year or less at December 31, 2012 totaled $235.0 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions, although recently we have been less aggressive in competing for certificates of deposit and public funds in order to reduce our cost of funds. Based on historical experience, we believe that a significant portion of maturing deposits will remain with First Savings Bank. In addition, we had the ability at December 31, 2012 to borrow an additional $157.7 million from the FHLB and $10.0 million from an unused line of credit with another financial institution as funding sources to meet commitments and for liquidity purposes. Effective February 27, 2012, the FHLB increased our line of credit to 25% of assets from 10% of assets at December 31, 2011. See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

On a monthly basis, we estimate our liquidity sources and needs for the next six months. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset/Liability Management Committee in forecasting funding needs and investing opportunities.

Capital

Our total stockholders’ equity was $187.1 million at December 31, 2012. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2012, First Savings Bank exceeded all regulatory capital requirements. Regulatory capital ratios for First Savings Bank were as follows as of December 31, 2012: Total capital to risk-weighted assets was 27.37% (as compared to the 12% required under the Bank's MOU); Tier I capital to risk-weighted assets was 26.11%; and Tier I capital to average assets was 15.79% (as compared to the 10% required under the Bank's MOU). At December 31, 2012, First Savings Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. See Item 1, "Business – How We Are Regulated – Regulation and Supervision of First Savings Bank – Capital Requirements.”

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2012 and 2011, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at December 31, 2012.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$7,210	$7,210	$—	$—	$—
Unused portion of lines of credit	7,275	1,692	1,184	910	3,489
Undisbursed portion of construction loans	8,856	788	8,068	—	—
Total commitments	$23,341	$9,690	$9,252	$910	$3,489

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management, would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation or liquidity.

Among our contingent liabilities are exposures to limited recourse arrangements with respect to sales of whole loans and participation interests.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table presents a summary of significant contractual obligations as of December 31, 2012, maturing as indicated:

	Less Than One Year	One to Three Years	Three to Five Years	Total
	(In thousands)
Deposits (1)	$437,130	$211,700	$16,967	$665,797
Term debt	78,150	4,916	—	83,066
Other long-term liabilities (2)	5	—	—	5
Total contractual obligations	$515,285	$216,616	$16,967	$748,868
___________

(1)	Deposit accounts with indeterminate maturities, such as noninterest bearing, NOW, savings and money market accounts are reflected as obligations due in less than one year.

(2)
Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information about employee benefit plans is provided in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk” of this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
First Financial Northwest, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the years for the three year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Northwest, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Financial Northwest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Everett, Washington
March 13, 2013

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
Assets	2012	2011
Cash on hand and in banks	$4,289	$4,620
Interest-bearing deposits	83,452	160,141
Investments available-for-sale, at fair value	152,262	129,002
Loans receivable, net of allowance of $12,542 and $16,559	650,468	703,288
Premises and equipment, net	18,073	18,922
Federal Home Loan Bank ("FHLB") stock, at cost	7,281	7,413
Accrued interest receivable	3,484	3,856
Federal income tax receivable	60	1,060
Deferred tax assets, net	1,000	—
Other real estate owned ("OREO")	17,347	26,044
Prepaid expenses and other assets	4,939	5,044
Total assets	$942,655	$1,059,390

Liabilities and Stockholders' Equity

Interest-bearing deposits	$659,643	$782,652
Noninterest-bearing deposits	6,154	6,013
Advances from the FHLB	83,066	83,066
Advance payments from borrowers for taxes and insurance	2,186	2,093
Accrued interest payable	179	184
Other liabilities	4,310	4,062
Total liabilities	755,538	878,070

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding
18,805,168 shares at December 31, 2012 and 2011	188	188
Additional paid-in capital	190,534	188,816
Retained earnings, substantially restricted	6,650	3,937
Accumulated other comprehensive income (loss), net of tax	748	511
Unearned Employee Stock Ownership Plan ("ESOP") shares	(11,003)	(12,132)
Total stockholders' equity	187,117	181,320
Total liabilities and stockholders' equity	$942,655	$1,059,390

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)

	Year Ended December 31,
	2012	2011	2010
Interest income
Loans, including fees	$38,956	$46,608	$55,783
Investments available-for-sale	2,143	4,040	4,485
Federal funds sold and interest-bearing deposits with banks	367	404	276
Total interest income	$41,466	$51,052	$60,544
Interest expense
Deposits	10,191	16,215	23,370
FHLB advances	2,055	2,270	4,189
Total interest expense	$12,246	$18,485	$27,559
Net interest income	29,220	32,567	32,985
Provision for loan losses	3,050	4,700	53,100
Net interest income (loss) after provision for loan losses	$26,170	$27,867	$(20,115)
Noninterest income
Net gain on sale of investments	301	2,226	843
Other	535	307	198
Total noninterest income	$836	$2,533	$1,041
Noninterest expense
Salaries and employee benefits	13,826	13,259	12,347
Occupancy and equipment	1,552	1,555	1,657
Professional fees	1,850	1,966	2,148
Data processing	701	761	723
Gain on sale of OREO property, net	(607)	(1,561)	(185)
OREO market value adjustments	2,046	1,924	5,624
OREO-related expenses, net	1,764	2,973	3,419
Regulatory assessments	1,004	2,437	2,837
Insurance and bond premiums	401	990	597
Proxy contest and related litigation	1,054	—	—
Marketing	227	205	233
Other general and administrative	1,474	1,649	1,663
Total noninterest expense	$25,292	$26,158	$31,063
Income (loss) before provision (benefit) for federal income taxes	1,714	4,242	(50,137)
Federal income tax provision (benefit)	(999)	—	3,999
Net income (loss)	$2,713	$4,242	$(54,136)
Basic earnings (loss) per share	$0.15	$0.24	$(3.11)
Diluted earnings (loss) per share	$0.15	$0.24	$(3.11)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income (loss)	$2,713	$4,242	$(54,136)

Other comprehensive income (loss), before tax
Unrealized holding gains on available-for-sale securities	538	2,253	44
Reclassification adjustment for net gains realized in income	(301)	(2,226)	(843)
Other comprehensive income (loss), before tax	$237	$27	$(799)
Income tax provision related to items of other comprehensive income (loss)	—	—	64
Other comprehensive income (loss), net of tax	$237	$27	$(863)
Total comprehensive income (loss)	$2,950	$4,269	$(54,999)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, net of tax		Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2009	18,823,068	$188	$186,120	$55,251	$1,347	188	$(14,389)	$228,517
Total other comprehensive loss, net of tax	—	—	—	(54,136)	(863)	—	—	(54,999)
Cash dividend declared and paid ($0.085 per share)	—	—	—	(1,420)	—	—	—	(1,420)
Purchase and retirement of common stock	(17,900)	—	(106)	—	—	—	—	(106)
Compensation related to stock options and restricted stock awards	—	—	1,921	—	—	—	—	1,921
Allocation of 112,853 ESOP shares	—	—	(564)	—	—	—	1,129	565
Balances at December 31, 2010	18,805,168	$188	$187,371	$(305)	$484	188	$(13,260)	$174,478
Total other comprehensive income, net of tax	—	—	—	4,242	27	—	—	4,269
Compensation related to stock options and restricted stock awards	—	—	1,971	—	—	188	—	1,971
Allocation of 112,853 ESOP shares	—	—	(526)	—	—	—	1,128	602
Balances at December 31, 2011	18,805,168	$188	$188,816	$3,937	$511		$(12,132)	$181,320
Total other comprehensive income, net of tax	—	—	—	2,713	237	—	—	2,950
Compensation related to stock options and restricted stock awards	—	—	1,987	—	—		—	1,987
Allocation of 112,853 ESOP shares	—	—	(269)	—	—		1,129	860
Balances at December 31, 2012	18,805,168	$188	$190,534	$6,650	$748		$(11,003)	$187,117

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,713	$4,242	$(54,136)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,050	4,700	53,100
OREO market value adjustments	2,046	1,924	5,624
Gain on sale of OREO property, net	(607)	(1,561)	(185)
Depreciation of premises and equipment	976	1,054	1,098
Net amortization of premiums and discounts on investments	1,678	2,331	1,783
ESOP expense	860	602	565
Compensation expense related to stock options and restricted stock awards	1,987	1,971	1,921
Net realized gain on investments available-for-sale	(301)	(2,226)	(843)
Loss on disposal of building and equipment	12	2	1
Deferred federal income taxes	(1,000)	—	12,075
Changes in operating assets and liabilities:
Prepaid expenses and other assets	105	1,182	2,104
Federal income taxes, net	1,000	4,856	3,583
Accrued interest receivable	372	830	194
Accrued interest payable	(5)	(30)	(243)
Other liabilities	248	644	(1,242)
Net cash provided by operating activities	$13,134	$20,521	$25,399
Cash flows from investing activities:
Proceeds from sales of investments	23,756	79,081	25,087
Reimbursed (capitalized) improvements in OREO	16	(181)	(767)
Proceeds from sales of OREO properties	19,366	30,070	27,298
Principal repayments on investments	21,383	31,121	36,595
Purchases of investments	(69,539)	(74,679)	(130,641)
Net decrease in loans receivable	37,646	122,274	79,507
FHLB stock redemptions	132	—	—
Purchases of premises and equipment	(139)	(149)	(1,343)
Net cash provided by investing activities	$32,621	$187,537	$35,736
Cash flows from financing activities:
Net increase in deposits	(122,868)	(131,561)	(19,197)
Advances from the Federal Home Loan Bank	110	100	53,173
Repayments of advances from the FHLB	(110)	(10,100)	(100,007)
Net increase (decrease) in advance payments from borrowers for taxes and insurance	93	(163)	(121)
Repurchase and retirement of common stock	—	—	(106)
Dividends paid	—	—	(1,420)
Net cash used by financing activities	$(122,775)	$(141,724)	$(67,678)
Net increase (decrease) in cash	(77,020)	66,334	(6,543)
Cash and cash equivalents:
Beginning of year	164,761	98,427	104,970
End of year	$87,741	$164,761	$98,427

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,251	$18,515	$27,802
Federal income taxes	60	—	—
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan and lease losses ("ALLL"),
transferred to OREO	12,124	26,194	50,237

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Description of Business

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. First Financial Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to First Savings Bank. First Financial Northwest is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve Bank of San Francisco (“Federal Reserve”) as the successor to the Office of Thrift Supervision (“OTS”). First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

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

First Savings Bank is a community-based savings bank primarily serving King and, to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through one full-service banking office located in Renton, Washington. First Savings Bank's business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business and consumer loans. The Bank's current business strategy includes an emphasis on one-to-four family residential, multifamily and commercial real estate lending.

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

The accompanying consolidated financial statements include the accounts of first Financial Northwest and its wholly-owned subsidiaries First Savings Bank and First Financial Diversified Corporation (collectively, "the Company"). All significant intercompany balances and transactions between First Financial Northwest and its subsidiaries have been eliminated in consolidation.

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current consolidated financial statement presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income or stockholders' equity.

Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2012 for potential recognition or disclosure. See Note 12 - Benefit Plans for additional information.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank is required to maintain an average reserve balance with the Federal Reserve or maintain such reserve balance in the form of cash. There was no specified reserve balance required at December 31, 2012 and 2011, since the Bank held its excess cash and maintained higher average balances at the Federal Reserve.

Investments

Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. We had no held-to-maturity or trading securities at December 31, 2012 or 2011. Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity.

Investments available-for-sale are recorded at fair value. Unrealized gains and losses on investments available-for-sale are excluded from earnings and are reported in other comprehensive income (loss), net of applicable taxes within the Consolidated Statement of Comprehensive Income (Loss). Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

The estimated fair value of investments is based on quoted market prices for investments traded in the public marketplace or dealer quotes. Mortgage-backed investments represent participation interest in pools of first mortgage loans originated and serviced by the issuers of the investments.

Amortization of purchase premiums and discounts are included in investment income using the level-yield method over the remaining period to contractual maturity.

Management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. Management considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income in the Consolidated Income Statements. For debt securities, if management intends to sell the security or it is likely that management will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that management will be required to sell the security but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI.

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

All interest accrued but not collected on loans that are placed on nonaccrual is reversed against interest income. The interest on these loans is accounted for on the cash-basis until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. In order to return a nonaccrual loan to accrual status, each loan is evaluated on a case-by-case basis. We evaluate the borrower's financial condition to ensure that future loan payments are reasonably assured. We also take into consideration the borrower's willingness and ability to make the loan payments and historical repayment performance. We require the borrower to make the loan payments consistently for a period of at least six months as agreed to under the terms of the modified loan agreement before we will consider reclassifying the loan to accrual status.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan and Lease Losses

The ALLL is a valuation allowance for probable incurred credit losses. Losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Any subsequent recoveries are credited to the allowance.

The ALLL is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans and factors such as the nature and volume of the loan portfolio, historical loss considerations, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or changes to the credit quality of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's ALLL. Such agencies may require management to make adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls and the financial strength of the borrower(s) and guarantor(s), if any. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including the length of the delay, the reasons for the delay, the borrower's prior payment history and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured by the fair value method on a loan-by-loan basis.

When a loan is identified as impaired, its impairment is measured using the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, the Company uses an observable market price or current fair value of the collateral, less selling costs when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through an allowance estimate or a charge-off to the ALLL.

Loan Fees

Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment to the yield of the loans over their contractual lives, using the effective interest method. In the event loans are sold, the remaining deferred loan origination fees and/or costs are recognized as a component of the gains or losses on the sales of loans.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation and amortization for buildings and building improvements is 15 to 40 years and for furniture, fixtures and equipment is three to seven years. Management reviews buildings, improvements and equipment for impairment on an annual basis or whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain a minimum level of investment in the Federal Home Loan Bank of Seattle (“FHLB”) stock, based on specified percentages of the Bank's outstanding FHLB advances. Ownership of FHLB stock is restricted to the FHLB and member institutions. The Bank's investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value. At both December 31, 2012 and 2011, the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank's minimum required investment in FHLB stock was $3.7 million. The Bank may request redemption, at par value, of any stock in excess of the amount it is required to hold. Stock redemptions are at the discretion of the FHLB. At December 31, 2012, the Bank had $7.3 million of FHLB stock.

The FHLB has a risk-based capital deficiency largely as a result of the impairment on its private label mortgage-backed securities portfolios. Management evaluates FHLB stock for impairment. The determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB.

On October 25, 2011, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The Consent Order sets forth requirements for capital management, asset composition, and other operational and risk management improvements as well as requiring the FHFA's approval for the FHLB to repurchase member stock or pay dividends. The FHLB may not repurchase member stock or pay dividends, until they achieve and maintain financial thresholds established by the FHFA as part of the agency's supervisory process, subject to FHFA's approval.

In September 2012, the FHLB was notified by the FHFA that it is now classified as “adequately capitalized” as compared to the prior classification of “undercapitalized.” Any dividends or repurchases of FHLB stock, however, continue to require consent of the FHFA. During the third quarter of 2012, the FHLB announced that the FHFA had granted them the authority to repurchase up to $25 million in excess capital stock per quarter, provided that their financial condition - measured primarily by the ratio of market value of equity-to-par value of capital stock - does not deteriorate. As a result, the FHLB repurchased shares on a pro-rata basis from its shareholders, including 1,320 shares from the Bank, at par value during 2012. The FHLB has not indicated when dividend payments may resume. We have determined there is not an OTTI on the FHLB stock investment as of December 31, 2012.

Other Real Estate Owned

OREO consists principally of properties acquired through foreclosure and is stated at the lower of cost or estimated market value less selling costs. Losses arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the ALLL.

Subsequent to the transfer to foreclosed assets held for sale, these assets continue to be recorded at the lower of cost or fair value (less estimated costs to sell), based on periodic evaluations. Subsequent write-downs in value are charged to noninterest expense. Generally, legal and professional fees associated with foreclosures are expensed as incurred. Costs incurred to improve property prior to sale are capitalized; however, in no event are recorded costs allowed to exceed estimated fair value. Subsequent gains, losses, or expenses recognized on the sale of these properties are included in noninterest expense. The amounts that will ultimately be recovered from foreclosed assets may differ substantially from the carrying value of the assets because of future market factors beyond management's control.

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

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards, based on the fair value of these awards at the grant date. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the grant date is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. A tax position that meets the “more likely than not” recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

At December 31, 2012 and 2011, the Company had no unrecognized tax benefits. The Company's policy is to recognize interest and penalties on unrecognized tax benefits in federal income tax expense in the Consolidated Income Statements. There were no interest and penalties for the years ended December 31, 2012 and 2011. The tax years subject to examination by the Internal Revenue Service (“IRS”) are the years ended December 31, 2012 and 2011.

Employee Stock Ownership Plan

The cost of shares issued to the Employee Stock Ownership Plan ("ESOP"), but not yet allocated to participants, is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on investments available-for-sale which are also recognized as separate components of equity, net of tax.

Advertising Expenses

Advertising costs are generally expensed as incurred.

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

Segment Information

The Company's activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of attracting deposits from the general public and providing lending services. Substantially all income is derived from a diverse base of commercial, mortgage and consumer lending activities and investments.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The ASU amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. The provisions of ASU No. 2011-03 were effective for the Company's reporting period beginning on or after December 15, 2011. The ASU was applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date and early adoption was not permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"). The ASU amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 were effective for the Company's reporting period beginning after December 15, 2011 and were applied prospectively. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 were effective for the Company's reporting periods beginning after December 15, 2011 and were applied retrospectively. Early adoption was permitted and there were no required transition disclosures. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company's consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 (“ASU 2011-12”). This ASU defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 was issued in order to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the issuance of ASU 2011-05. ASU 2011-12 was effective for the Company's financial statements for annual and interim periods beginning after December 31, 2011, and was applied prospectively. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-2, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-2”). This ASU states that an entity has the option to first assess qualitative factors

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount, in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. Under guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The Update requires an entity to provide information about the amounts of reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company's consolidated financial statements.

Note 2 - Regulatory Items

On April 14, 2010, the OTS and members of the Board of Directors of First Financial Northwest entered into an informal supervisory agreement or Memorandum of Understanding ("MOU"), which is now enforced by the Federal Reserve, the successor to the OTS as the regulator of the holding company. Under the terms of the MOU, First Financial Northwest agreed, among other things, to provide notice to and obtain a written non-objection from the Federal Reserve prior to First Financial Northwest (a) declaring a dividend or redeeming any capital stock and (b) incurring, issuing, renewing or repurchasing any new debt.

On March 27, 2012, the Bank's regulators, the FDIC and the DFI, terminated the Consent Order ("Order") which became effective on September 24, 2010. In place of the Order, the Bank entered into an MOU, which is an informal regulatory action, with the FDIC and the DFI. The Order was terminated as a result of the steps the Bank took in complying with the Order, including reducing its level of classified assets, increasing earnings, augmenting management and improving the overall condition of the Bank.

The MOU with the Bank contains provisions concerning the management and directors of the Bank, interest rate risk, minimum capital levels, the ALLL, lending and collection policies, policies concerning the Bank and its affiliates, restrictions on paying dividends and a requirement to furnish progress reports to the FDIC and the DFI.

A copy of the MOU with the Bank is attached to the Form 8-K that was filed with the U.S. Securities and Exchange Commission ("SEC") on April 2, 2012. The MOU will remain in effect until modified or terminated by the FDIC and the DFI in the case of the Bank, and the Federal Reserve with respect to First Financial Northwest.

Note 3 - Proxy Contest and Related Litigation

On March 29, 2012, Stilwell Value Partners II, L.P., one of a group of funds controlled by Joseph Stilwell (the “Stilwell Group”), submitted to First Financial Northwest a notice of the Stilwell Group's intent to nominate Joseph Stilwell and Spencer L. Schneider for election to First Financial Northwest's Board of Directors at its May 24, 2012 Annual Meeting of Shareholders (“Annual Meeting”). The Federal Reserve subsequently advised the Stilwell Group that the solicitation of proxies to elect two directors to First Financial Northwest's Board of Directors, along with other actions the Stilwell Group had taken in connection with the proxy contest, could result in a controlling interest that would not be permitted under federal law. As a result, the Stilwell Group determined to nominate only Mr. Schneider for election to First Financial Northwest's Board of Directors at the Annual Meeting.

Following the Annual Meeting, the independent inspector of election, Raymond Riley of Carl T. Hagberg and Associates (“Inspector of Election”), issued his Final Report which stated that (1) a quorum was present for the transaction of business at the Annual Meeting; and (2) the opposition proxy holders did not submit an executed master ballot for the Stilwell Group's nominee prior to the closing of the polls. Thus, First Financial Northwest's nominees, Victor Karpiak, M. Scott Gaspard and Daniel L. Stevens, were each duly elected to serve for a three year term; the Stilwell Group's nominee did not receive the votes required for election to First Financial Northwest's Board of Directors.

On June 7, 2012, the Stilwell Group filed a lawsuit in the Superior Court of the State of Washington for King County (the "Court") against First Financial Northwest, Raymond Riley (the independent Inspector of Election) and Victor Karpiak, seeking to overturn the outcome of the election of directors at the Annual Meeting. The Stilwell Group's complaint alleged, among other things, that (i) proxy cards and proxy reporting service tabulations showed that the Stilwell Group's nominee, Spencer L. Schneider, received more shareholder support than Mr. Karpiak; (ii) the Inspector of Election should have determined the outcome of the election based on proxy cards and proxy reporting service tabulations alone and that submission of a master ballot by the opposition proxy holders was unnecessary; (iii) alternatively, the opposition group's master ballot should have been accepted late-after the polls had been declared closed; and (iv) if the absence of a timely master ballot means shareholders that returned proxies to the Stilwell Group did not vote, then those shareholders were not present for quorum purposes either, and the election was invalid for lack of a quorum. First Financial Northwest denied all of the Stilwell Group's allegations.

On October 5, 2012, the Court heard oral argument concerning a motion for summary judgment filed by the Stilwell Group and the cross-motions for summary judgment filed by (1) First Financial Northwest and Victor Karpiak and (2) Raymond J. Riley, the Inspector of Election (collectively, the “Defendants”).

On October 9, 2012, the Court issued an order in which it denied the Stilwell Group's motion for summary judgment and granted in part the Defendants' cross-motions. The Court agreed with the Defendants that the Inspector of Election correctly determined that the Stilwell Group did not cast a ballot before the time to vote had closed. The Court concluded, however, that certain material facts were in dispute that precluded it from ruling as a matter of law on whether the Inspector of Election correctly determined that he could not accept a master ballot that the Stilwell Group submitted after the polls had closed.

In December 2012, First Financial Northwest and the Stilwell Group announced that a settlement in the case was reached. In connection with the settlement, First Financial Northwest entered into a Settlement Agreement and Mutual Releases on December 20, 2012, as amended on January 16, 2013 and February 26, 2013, with the Stilwell Group. The original Settlement Agreement provided, among other things, that (i) Spencer L. Schneider will be given a seat on First Financial Northwest's Board after First Financial Northwest and Mr. Schneider obtain any required regulatory approvals, and will then be nominated by First Financial Northwest at the 2013 Annual Meeting of Shareholders for a full three-year term; (ii) Victor Karpiak will resign as Chairman of the Board immediately after Mr. Schneider joins the Board, but Mr. Karpiak will remain a member of the Board until September 1, 2013, whereupon he will resign from the Board; (iii) First Financial Northwest will reimburse a portion of the Stilwell Group's proxy solicitation expenses in connection with the 2012 Annual Meeting; (iv) the Stilwell Group will support the Board's nominees in the director elections to be held at First Financial Northwest's 2013, 2014 and 2015 Annual Meetings of Shareholders; and (v) the litigation will be dismissed with mutual releases exchanged.

Pursuant to the first amendment to the Settlement Agreement, the Company will appoint Kevin D. Padrick to its Board, rather than Mr. Schneider, subject to any required regulatory approvals, and will then nominate Mr. Padrick at the 2013 Annual Meeting of Shareholders for a full three-year term. Mr. Padrick is a Senior Principal of Obsidian Finance Group, LLC, whose offices are located in Lake Oswego, Oregon. The second amendment to the Settlement Agreement extended the time to allow for receipt of the required regulatory approvals. All other significant terms of the settlement remain the same.

For more information regarding the settlement, please see First Financial Northwest's Form 8-Ks that were filed with the SEC on December 19, 2012, January 17, 2013 and February 26, 2013.

Currently, the amount or range of reasonably possible losses related to the proxy contest litigation cannot be estimated.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Investments

The following tables summarize the amortized cost and fair value of investments available-for-sale at December 31, 2012 and 2011 and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$35,039	$1,131	$(2)	$36,168
Freddie Mac	15,368	403	(8)	15,763
Ginnie Mae	31,193	84	(131)	31,146
Municipal bonds	2,048	7	(166)	1,889
U.S. Government agencies	67,077	223	(4)	67,296
	$150,725	$1,848	$(311)	$152,262

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$50,981	$1,182	$—	$52,163
Freddie Mac	19,285	560	—	19,845
Ginnie Mae	7,416	79	—	7,495
Municipal bonds	2,085	32	(270)	1,847
U.S. Government agencies	47,934	2	(284)	47,652
	$127,701	$1,855	$(554)	$129,002

There were no investments classified as held-to-maturity at December 31, 2012 or 2011.

The amortized cost and estimated fair value of investments available-for-sale at December 31, 2012, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments are shown separately.

	December 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	50,055	50,089
Due after five years through ten years	4,663	4,697
Due after ten years	14,407	14,399
	69,125	69,185
Mortgage-backed investments	81,600	83,077
	$150,725	$152,262

Under Washington state law, in order to participate in the public funds program the Company is required to pledge 100% of the public deposits held in the form of eligible securities. Investments with a market value of $1.9 million and $31.8 million were pledged as collateral for public deposits at December 31, 2012 and 2011, respectively, both of which exceeded the minimum

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collateral requirements established by the Washington Public Deposit Protection Commission. At December 31, 2012, there were no investments pledged as collateral for FHLB advances as compared to $5.7 million at December 31, 2011.

Sales of available-for-sale investments were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Proceeds	$23,756	$79,081	$25,087
Gross gains	307	2,234	864
Gross losses	(6)	(8)	(21)

The tax expense related to these net realized gains and losses was $105,000, $779,000 and $295,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at December 31, 2012 and 2011.

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed investments:	(In thousands)
Fannie Mae	$4,603	$(2)	$—	$—	$4,603	$(2)
Freddie Mac	2,952	(8)	—	—	2,952	(8)
Ginnie Mae	18,238	(131)	—	—	18,238	(131)
Municipal bonds	—	—	1,239	(166)	1,239	(166)
U.S. Government agencies	10,508	(4)	—	—	10,508	(4)
	$36,301	$(145)	$1,239	$(166)	$37,540	$(311)

	December 31, 2011
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Municipal bonds	—	—	1,137	(270)	1,137	(270)
U.S. Government agencies	45,039	(284)	—	—	45,039	(284)
	$45,039	$(284)	$1,137	$(270)	$46,176	$(554)

At December 31, 2012, the Company had one security with a gross unrealized loss of $166,000 with a fair value of $1.2 million that had an unrealized loss for greater than one year. At December 31, 2011, this same security had a gross unrealized loss of $270,000 with a fair value of $1.1 million that had an unrealized loss for greater than one year. Management reviewed the financial condition of the entity underlying this security at both December 31, 2012 and December 31, 2011 and determined that an OTTI was not required.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an OTTI are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on the Company's Consolidated Income Statements. For debt securities, if the Company intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For the years ended December 31, 2012 and 2011, the Company did not have any OTTI losses on investments.

Note 5 - Loans Receivable

Loans receivable at December 31, 2012 and 2011 are summarized as follows:

	December 31,
	2012	2011
	(In thousands)
One-to-four family residential: (1)
Permanent	$306,851	$335,412
Construction	177	—
	307,028	335,412
Multifamily: (2)
Permanent	105,936	110,148
Construction	5,585	3,526
	111,521	113,674
Commercial real estate: (2)
Permanent	207,436	218,032
Construction	12,500	12,500
Land	1,942	1,811
	221,878	232,343
Construction/land development: (2)
One-to-four family residential	608	6,194
Multifamily	8,375	855
Commercial	—	1,104
Land development	10,435	16,990
	19,418	25,143

Business	2,968	3,909
Consumer	11,110	12,499
Total loans	673,923	722,980
Less:
Loans in process ("LIP")	8,856	1,372
Deferred loan fees, net	2,057	1,761
ALLL	12,542	16,559
Loans receivable, net	$650,468	$703,288
___________

(1)	Includes $139.8 million and $147.4 million of non-owner occupied loans at December 31, 2012 and 2011, respectively.

(2)
Excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At December 31, 2012, the Company had $12.5 million, or 5.6% of the total commercial real estate portfolio, $5.6 million, or 5.0% of the total multifamily loans and $177,000, or 0.1% of the total one-to-four family loan portfolio in these "rollover" type of loans. At December 31, 2011, the Company had $12.5 million, or 5.4% of the total commercial real estate portfolio and $3.5 million, or 3.1% of the total multifamily loan portfolio in these rollover type of loans. At December 31, 2012 and December 31, 2011, $1.9 million and $1.8 million, respectively, of commercial real estate

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loans were not included in the construction/land development category because the Company classifies raw land or buildable lots when it does not intend to finance the construction as commercial real estate land loans.

At December 31, 2012 and 2011 there were no loans classified as held for sale.

Loan Origination/Risk Management

One-to-four family residential loans are originated generally using secondary market underwriting guidelines. The Company originates both fixed-rate and adjustable-rate loans in its residential lending program. The Company is a portfolio lender, which means it originates loans for its portfolio and does not generally sell loans into the secondary market. This loan portfolio comprised 45.6% and 46.4% of total loans at December 31, 2012 and 2011, respectively.

    Multifamily loans have higher loan balances, are more difficult to evaluate and monitor and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by multifamily properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. The Company generally requires and obtains loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, the Company generally requires and obtains personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports. This loan portfolio comprised 16.5% and 15.7% of total loans at December 31, 2012 and 2011, respectively.

Commercial real estate loans are subject to underwriting standards and processes similar to those of multifamily loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2012 and 2011, 7.2% and 6.6%, respectively, of the outstanding principal balances of the Company's commercial real estate loans were secured by owner-occupied properties. This loan portfolio comprised 32.9% and 32.1% of total loans at December 31, 2012 and 2011, respectively.

Construction/land development loans that are secured by non-owner occupied properties generally require the borrower to have had an existing relationship with the Bank and have a proven record of success. Construction/land development loans are underwritten utilizing feasibility studies, independent appraisal reviews, lease rates and financial analysis of the developers and property owners. Construction/land development loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing. This loan portfolio comprised 2.9% and 3.5% of total loans at December 31, 2012 and 2011, respectively.

Historically the Company has generally not made business loans, however, it recently began to offer this type of lending. Business loans are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms vary from typically one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate indexed to The Wall Street Journal prime rate plus a margin. The business lending policy includes credit file documentation and requires analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the credit analysis. The Company generally obtains personal guarantees on its business loans. This loan portfolio comprised 0.4% and 0.6% of total loans at December 31, 2012 and 2011, respectively.

The Company originates consumer loans which consist of home equity loans, personal lines of credit and savings account loans. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with the relatively small loan amounts that are spread over many individual borrowers, minimizes risk. This loan portfolio comprised 1.7% of total loans at both December 31, 2012 and 2011.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit

Most of the Bank's lending activity occurs within the state of Washington. The primary market areas include King and to a lesser extent Pierce, Snohomish and Kitsap counties. The Company's loan portfolio consists of one-to-four family residential loans which comprised 45.6% of the total loan portfolio at December 31, 2012. Commercial real estate and multifamily loans were 32.9% and 16.5%, respectively, of the total loan portfolio at December 31, 2012, with construction/land development loans, consumer and business loans accounting for the remaining 5.0% of the loan portfolio. Included in the one-to-four family residential, multifamily, commercial real estate and construction/land development portfolios at December 31, 2012, were $57.5 million, $3.4 million, $20.1 million and $4.6 million of total loans, respectively, to the Company's five largest borrowing relationships.

The Company originates both adjustable and fixed interest rate loans. The composition of loans receivable was as follows:

December 31, 2012
Fixed Rate		Adjustable Rate
Term to Maturity	Book Value	Term to Rate Adjustment	Book Value
(In thousands)
Due within one year	$50,488	Due within one year	$54,963
After one year through three years	80,609	After one year through three years	25,236
After three years through five years	97,214	After three years through five years	30,224
After five years through ten years	187,641	After five years through ten years	5,025
Thereafter	141,343	Thereafter	1,180
	$557,295		$116,628

December 31, 2011
Fixed Rate		Adjustable Rate
Term to Maturity	Book Value	Term to Rate Adjustment	Book Value
(In thousands)
Due within one year	$29,691	Due within one year	$67,827
After one year through three years	123,350	After one year through three years	998
After three years through five years	97,462	After three years through five years	39,990
After five years through ten years	210,794	After five years through ten years	32
Thereafter	152,836	Thereafter	—
	$614,133		$108,847

The majority of the adjustable-rate loans are tied to the prime rate as published in The Wall Street Journal. The remaining adjustable-rate loans have interest rate adjustment limitations and are generally indexed to the FHLB Long-Term Bullet advance rates published by the FHLB. Future market factors may affect the correlation of the interest rate adjustment with the rates paid on short‑term deposits that have been primarily utilized to fund these loans.

When the Company classifies problem assets as either substandard or doubtful, pursuant to Federal regulations, it may establish a specific reserve in an amount deemed prudent to address the risk specifically or may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to the particular problem assets. When an insured institution classifies problem assets as a loss, pursuant to Federal regulations, it is required to charge-off such assets in the period in which they are deemed uncollectible. The determination as to the classification of the Company's assets and the amount of valuation allowances is subject to review by bank regulators, who can require the establishment of additional loss allowances.

Loan grades are used by the Company to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful or loss. The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency or stale financial information from the borrower and/or guarantors. Loans identified as criticized (watch and special mention) or classified (substandard, doubtful or loss) are subject to problem loan reporting every three months.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the changes in the ALLL is summarized for the periods indicated, as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at the beginning of the period	$16,559	$22,534	$33,039
Provision	3,050	4,700	53,100
Charge-offs	(9,591)	(11,025)	(65,476)
Recoveries	2,524	350	1,871
Balance at the end of the period	$12,542	$16,559	$22,534

The following tables summarize changes in the ALLL and loan portfolio by type of loan and reserve method for the periods indicated.

	At or For the Year Ended December 31, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$5,756	$950	$6,846	$2,503	$154	$350	$16,559
Charge-offs	(2,229)	(153)	(6,088)	(630)	—	(491)	(9,591)
Recoveries	119	—	477	1,914	—	14	2,524
Provision	1,916	342	3,972	(3,350)	(124)	294	3,050
Ending balance	$5,562	$1,139	$5,207	$437	$30	$167	$12,542

General reserve	$4,311	$1,139	$4,855	$437	$30	$167	$10,939
Specific reserve	$1,251	$—	$352	$—	$—	$—	$1,603

Loans: (1)
Total Loans	$306,933	$109,646	$221,878	$12,532	$2,968	$11,110	$665,067
General reserve (2)	$248,041	$103,696	$203,639	$7,765	$2,968	$10,351	$576,460
Specific reserve (3)	$58,892	$5,950	$18,239	$4,767	$—	$759	$88,607
____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$8,302	$1,893	$6,742	$5,151	$7	$439	$22,534
Charge-offs	(2,330)	(125)	(4,249)	(4,058)	—	(263)	(11,025)
Recoveries	30	—	—	316	—	4	350
Provision	(246)	(818)	4,353	1,094	147	170	4,700
Ending balance	$5,756	$950	$6,846	$2,503	$154	$350	$16,559

General reserve	$5,251	$950	$6,787	$2,503	$154	$350	$15,995
Specific reserve	$505	$—	$59	$—	$—	$—	$564

Loans: (1)
Total Loans	$335,376	$113,263	$231,837	$24,724	$3,909	$12,499	$721,608
General reserve (2)	$272,800	$109,810	$217,218	$15,525	$3,909	$12,429	$631,691
Specific reserve (3)	$62,576	$3,453	$14,619	$9,199	$—	$70	$89,917
_____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

Nonperforming loans, net of LIP, were $22.8 million, $23.7 million and $62.9 million at December 31, 2012, 2011 and 2010, respectively. Foregone interest on nonaccrual loans for the years ended December 31, 2012, 2011 and 2010 were $1.4 million, $2.2 million and $6.1 million, respectively.

There were no commitments to advance funds related to impaired loans at December 31, 2012. At December 31, 2011, $36,000 was committed to be advanced in connection with impaired loans.

The loan portfolio is constantly being monitored by management for delinquent loans and changes in the financial condition of each borrower. When an issue is identified with a borrower and it is determined that the loan needs to be classified as nonperforming and/or impaired, an evaluation of the collateral is performed prior to the end of the financial reporting period and, if necessary, an appraisal is ordered in accordance with the Company's appraisal policy guidelines. Based on this evaluation, any additional provision for loan loss or charge-offs that may be needed is recorded prior to the end of the financial reporting period.

A loan is considered impaired when it is determined that, based on current information and events, it is probable the Company will be unable to collect payments of principal or interest when due under the terms of the loan. When identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower and guarantor, if any, the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the circumstances surrounding the loan and the borrower, including payment history and the amounts of any payment shortfall, length and reason for delay and the likelihood of a return to stable performance. Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of loans individually evaluated for impairment by the type of loan:

	At or For the Year Ended December 31, 2012
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$4,741	$5,569	$—
Non-owner occupied	34,318	34,442	—
Multifamily	5,950	6,131	—
Commercial real estate	10,126	12,502	—
Construction/land development	4,767	8,813	—
Consumer	759	798	—
Total	60,661	68,255	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	5,897	6,073	361
Non-owner occupied	13,936	14,150	890
Commercial real estate	8,113	8,113	352
Total	27,946	28,336	1,603
Total impaired loans:
One-to-four family residential:
Owner occupied	10,638	11,642	361
Non-owner occupied	48,254	48,592	890
Multifamily	5,950	6,131	—
Commercial real estate	18,239	20,615	352
Construction/land development	4,767	8,813	—
Consumer	759	798	—
Total	$88,607	$96,591	$1,603
_________________
(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2011
	Recorded Investment (1)(3)	Unpaid Principal Balance (2)(3)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$8,007	$8,931	$—
Non-owner occupied	40,406	42,794	—
Multifamily	3,453	3,578	—
Commercial real estate	12,802	15,957	—
Construction/land development	9,199	22,776	—
Consumer	70	70	—
Total	73,937	94,106	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	4,588	4,724	180
Non-owner occupied	9,575	9,735	325
Commercial real estate	1,817	1,817	59
Total	15,980	16,276	564
Total impaired loans:
One-to-four family residential:
Owner occupied	12,595	13,655	180
Non-owner occupied	49,981	52,529	325
Multifamily	3,453	3,578	—
Commercial real estate	14,619	17,774	59
Construction/land development	9,199	22,776	—
Consumer	70	70	—
Total	$89,917	$110,382	$564
_____________
(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.
(3) Certain amounts in the table have been reclassified to conform to the current presentation.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2012		2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$6,997	$120	$8,333	$244	$178
Non-owner occupied	36,216	2,039	44,313	2,241	2,920
Multifamily	4,659	254	3,068	188	169
Commercial real estate	10,742	562	13,136	549	350
Construction/land development	7,621	—	12,345	—	8
Consumer	354	21	128	2	—
Total	66,589	2,996	81,323	3,224	3,625

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,944	284	4,530	207	95
Non-owner occupied	11,579	694	8,715	476	130
Multifamily	—	—	175	—	—
Commercial real estate	5,459	455	4,427	121	281
Construction/land development	—	—	2,719	—	—
Consumer	—	—	—	—	3
Total	21,982	1,433	20,566	804	509

Total impaired loans:
One-to-four family residential:
Owner occupied	11,941	404	12,863	451	273
Non-owner occupied	47,795	2,733	53,028	2,717	3,050
Multifamily	4,659	254	3,243	188	169
Commercial real estate	16,201	1,017	17,563	670	631
Construction/land development	7,621	—	15,064	—	8
Consumer	354	21	128	2	3
Total	$88,571	$4,429	$101,889	$4,028	$4,134

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain loan modifications or restructurings are accounted for as troubled debt restructured loans ("TDRs"). In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower's financial difficulties, a concession is granted to the borrower that the Company would not otherwise consider. Once the loan is restructured, a current, well-documented credit evaluation of the borrower's financial condition and prospects for repayment are performed to assess the likelihood that all principal and interest payments required under the terms of the modified agreement will be collected in full. A loan that is determined to be classified as a TDR is generally reported as a TDR until the loan is paid in full or otherwise settled, sold or charged-off. The following is a summary of information pertaining to nonperforming assets and TDRs:

	December 31,
	2012	2011
	(In thousands)
Nonperforming assets: (1)
Nonaccrual loans	$18,231	$18,613
Nonaccrual TDRs	4,528	5,079
Total nonperforming loans	22,759	23,692
OREO	17,347	26,044
Total nonperforming assets	$40,106	$49,736
Performing TDRs	$65,848	$66,225
Nonaccrual TDRs	4,528	5,079
Total TDRs	$70,376	$71,304
_____________
(1) There were no loans 90 days or more past due and still accruing interest at December 31, 2012 and 2011.

The accrual status of a loan may change after it has been classified as a TDR. Management considers the following in determining the accrual status of restructured loans: (1) if the loan was on accrual status prior to the restructuring, the borrower has demonstrated performance under the previous terms, and a credit evaluation shows the borrower's capacity to continue to perform under the restructured terms (both principal and interest payments), the loan will remain on accrual at the time of the restructuring; (2) if the loan was on nonaccrual status before the restructuring, and the Company's credit evaluation shows the borrower's capacity to meet the restructured terms, the loan would remain as nonaccrual for a minimum of six months until the borrower has demonstrated a reasonable period of sustained repayment performance (thereby providing reasonable assurance as to the ultimate collection of principal and interest in full under the modified terms).

Nonaccrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on nonaccrual when they are 90 days delinquent or when, in management's opinion, the borrower is unable to meet scheduled payment obligations.

In order to return a nonaccrual loan to accrual status, each loan is evaluated on a case-by-case basis. The Company evaluates the borrower's financial condition to ensure that future loan payments are reasonably assured. The Company also takes into consideration the borrower's willingness and ability to make the loan payments and historical repayment performance. The Company requires the borrower to make loan payments consistently for a period of at least six months as agreed to under the terms of the loan agreement before the Company will consider reclassifying the loan to accrual status.

The following table is a summary of nonaccrual loans at December 31, 2012 and 2011 by type of loan:

	December 31,
	2012	2011
	(In thousands)
One-to-four family residential	$6,248	$9,808
Multifamily	4,711	949
Commercial real estate	6,274	3,736
Construction/land development	4,767	9,199
Consumer	759	—
Total nonaccrual loans	$22,759	$23,692

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represent a summary of the aging of loans by type:

	Loans Past Due as of December 31, 2012
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$1,974	$1,374	$2,653	$6,001	$161,100	$167,101
Non-owner occupied	1,276	49	1,019	2,344	137,488	139,832
Multifamily	—	—	4,711	4,711	104,935	109,646
Commercial real estate	1,795	—	4,479	6,274	215,604	221,878
Construction/land development	—	—	805	805	11,727	12,532
Total real estate	5,045	1,423	13,667	20,135	630,854	650,989
Business	—	—	—	—	2,968	2,968
Consumer	20	47	690	757	10,353	11,110
Total	$5,065	$1,470	$14,357	$20,892	$644,175	$665,067
 ________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2012.
(2) Net of LIP.

	Loans Past Due as of December 31, 2011
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$2,594	$1,318	$4,076	$7,988	$180,009	$187,997
Non-owner occupied	761	—	3,224	3,985	143,394	147,379
Multifamily	—	—	949	949	112,314	113,263
Commercial real estate	633	—	2,621	3,254	228,583	231,837
Construction/land development	—	—	9,199	9,199	15,525	24,724
Total real estate	3,988	1,318	20,069	25,375	679,825	705,200
Business	240	—	—	240	3,669	3,909
Consumer	1,133	—	—	1,133	11,366	12,499
Total	$5,361	$1,318	$20,069	$26,748	$694,860	$721,608
_________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2011.
(2) Net of LIP.

Credit Quality Indicators. The Company utilizes a nine-point risk rating system and assign a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension. Credits risk rated 1 through 5 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on the Company's watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future. Credits classified as special mention are risk rated 6 and possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. Substandard credits are risk rated 7. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company.

        The following tables represent a summary of loans at December 31, 2012 and 2011 by type and risk category:

	December 31, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$286,674	$103,696	$202,407	$7,600	$2,968	$10,129	$613,474
Special mention	10,433	—	11,666	165	—	—	22,264
Substandard	9,826	5,950	7,805	4,767	—	981	29,329
Total	$306,933	$109,646	$221,878	$12,532	$2,968	$11,110	$665,067
 _____________
(1) Net of LIP.

	December 31, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$307,807	$106,900	$203,997	$15,101	$3,909	$11,822	$649,536
Special mention	13,193	5,414	14,256	424	—	488	33,775
Substandard	14,376	949	13,584	9,199	—	189	38,297
Total	$335,376	$113,263	$231,837	$24,724	$3,909	$12,499	$721,608
______________
(1) Net of LIP.

The following tables summarize the loan portfolio by type and payment activity:

	December 31, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$300,685	$104,935	$215,604	$7,765	$2,968	$10,351	$642,308
Nonperforming (2)	6,248	4,711	6,274	4,767	—	759	22,759
Total	$306,933	$109,646	$221,878	$12,532	$2,968	$11,110	$665,067
____________

(1)	There were $163.1 million of owner-occupied one-to-four family residential loans and $137.6 million of non-owner occupied one-to-four family residential loans classified as performing.

(2)	There were $4.0 million of owner-occupied one-to-four family residential loans and $2.2 million of non-owner occupied one-to-four family residential loans classified as nonperforming.

(3)	Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$325,568	$112,314	$228,101	$15,525	$3,909	$12,499	$697,916
Nonperforming (2)	9,808	949	3,736	9,199	—	—	23,692
Total	$335,376	$113,263	$231,837	$24,724	$3,909	$12,499	$721,608
_____________
(1) There were $183.0 million of owner-occupied one-to-four family residential loans and $142.6 million of non-owner occupied one-to-four family residential loans classified as performing.
(2) There were $5.0 million of owner-occupied one-to-four family residential loans and $4.8 million of non-owner occupied one-to-four family residential loans classified as nonperforming.
(3) Net of LIP.

The following table presents for the periods indicated TDRs and their recorded investment prior to the modification and after the modification:

	Year Ended December 31,
	2012			2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
A/B note restructure (1)	—	$—	$—	6	$1,130	$633
Interest-only payments with interest rate concession	—	—	—	15	4,887	4,877
Principal and interest with interest rate concession	23	4,596	4,561	23	5,979	5,759
Principal and interest reamortized with no interest rate
concession	1	71	71	—	—	—
Interest-only payments with no interest rate concession	—	—	—	2	527	510
Commercial real estate:
Principal and interest with interest rate concession	2	2,369	2,339	1	996	996
Interest-only payments with interest rate concession	2	2,508	2,504	—	—	—
Total	28	$9,544	$9,475	47	$13,519	$12,775
____________
(1) An A/B Note restructure strategy occurs infrequently and involves charging-down the "A" note portion of the relationship to an acceptable loan to value ratio and positive debt service coverage at the time of the restructure while the "B" note represents the charged-off portion of the relationship at the time of the restructure.

At December 31, 2012, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs as compared to $36,000 in commitments at December 31, 2011. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the year ended December 31, 2012 and 2011 were primarily a result of granting the borrower interest rate concessions and/or interest-only payments for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. TDRs resulted in charge-offs to the ALLL of $832,000 and $351,000 for the years ended December 31, 2012 and 2011, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012			2011
	Types of Modifications			Types of Modifications
	Number of Loans	Interest Only Payments	Interest Rate Concession	Number of Loans	Interest Only Payments	Interest Rate Concession
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	1	$—	$71	4	$391	$1,992
Commercial	2	1,884	—	—	—	—
Total	3	$1,884	$71	4	$391	$1,992

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL.

Certain of the Bank’s executive officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties is summarized as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Balance at beginning of year	$545	$588
Repayments	(47)	(43)
Balance at end of year	$498	$545

Note 6 - Other Real Estate Owned

The following table is a summary of OREO activity for the periods indicated:

	Year Ended December 31,
	2012	2011
	(In thousands)
Balance at beginning of year	$26,044	$30,102
Loans transferred to OREO	12,124	26,194
(Reimbursed) capitalized improvements	(16)	181
Dispositions of OREO	(18,759)	(28,509)
Market value adjustments	(2,046)	(1,924)
Balance at end of year	$17,347	$26,044

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. OREO at December 31, 2012 consisted of $4.3 million in one-to-four family residential homes and $10.4 million in construction/land development projects and $2.6 million in commercial real estate buildings.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Land	$1,914	$1,914
Buildings and improvements	17,763	17,763
Furniture, fixtures and equipment	4,373	4,345
	24,050	24,022
Less accumulated depreciation	(5,977)	(5,100)
	$18,073	$18,922

Depreciation expense was $976,000 for the year ended December 31, 2012 and $1.1 million for both years ended December 31, 2011 and 2010.

Note 8 - Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company determines the fair values of its financial instruments based on the fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair values. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect its estimate for market assumptions.

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability using one of the three valuation techniques. Inputs can be observable or unobservable. Observable inputs are those assumptions that market participants would use in pricing the particular asset or liability. These inputs are based on market data and are obtained from an independent source. Unobservable inputs are assumptions based on the Company's own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	December 31, 2012
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$36,168	$—	$36,168	$—
Freddie Mac	15,763	—	15,763	—
Ginnie Mae	31,146	—	31,146	—
Municipal bonds	1,889	—	1,889	—
U.S. Government agencies	67,296	—	67,296	—
	$152,262	$—	$152,262	$—

	December 31, 2011
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$52,163	$—	$52,163	$—
Freddie Mac	19,845	—	19,845	—
Ginnie Mae	7,495	—	7,495	—
Municipal bonds	1,847	—	1,847	—
U.S. Government agencies	47,652	—	47,652	—
	$129,002	$—	$129,002	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2012
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$87,004	$—	$—	$87,004	$1,603
OREO (2)	17,347	—	—	17,347	2,046
Total	$104,351	$—	$—	$104,351	$3,649
_______________
(1) The loss represents the specific reserve against loans that were considered impaired at December 31, 2012.
(2) The loss represents OREO market value adjustments for the year ended December 31, 2012.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2011
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(In thousands)
Impaired loans including undisbursed but committed funds of $36 (included in loans receivable, net) (1)	$89,389	$—	$—	$89,389	$564
OREO (2)	26,044	—	—	26,044	1,924
Total	$115,433	$—	$—	$115,433	$2,488
________________
(1) The loss represents the specific reserve against loans that were considered impaired at December 31, 2011.
(2) The loss represents OREO market value adjustments for the year ended December 31, 2011.

The fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis. Inputs used in the collateral value method include appraised values, estimates of certain completion costs and closing and selling costs. Some of these inputs may not be observable in the marketplace. The Company obtains annual updated appraisals for impaired collateral dependent loans that exceed $1.0 million and loans that have been transferred to OREO. In addition, the Company may order appraisals on properties not included within these guidelines when there are extenuating circumstances where the Company is not otherwise able to determine the fair value of the property. Appraised values may be discounted based on management's historical knowledge, changes in market conditions from the time of valuation and/or management's expertise and knowledge of the borrower.

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

	December 31, 2012
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$87,004	Market approach	Adjusted for differences between comparable sales	0% - 53% (3.1%)

OREO	$17,347	Market approach	Adjusted for differences between comparable sales	0% - 33% (14.1%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of financial instruments were as follows:

	December 31, 2012		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$4,289	$4,289	$4,289	$—	$—
Interest-bearing deposits	83,452	83,452	83,452	—	—
Investments available-for-sale	152,262	152,262	—	152,262	—
Loans receivable, net	650,468	689,708	—	—	689,708
FHLB stock	7,281	7,281	7,281	—	—
Accrued interest receivable	3,484	3,484	—	3,484	—

Financial Liabilities:
Deposits	202,090	202,090	202,090	—	—
Certificates of deposit	463,707	467,126	—	—	467,126
Advances from the FHLB	83,066	83,659	—	83,659	—
Accrued interest payable	179	179	—	179	—

	December 31, 2011
	Carrying Value	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash on hand and in banks	$4,620	$4,620
Interest-bearing deposits	160,141	160,141
Investments available-for-sale	129,002	129,002
Loans receivable, net	703,288	738,266
FHLB stock	7,413	7,413
Accrued interest receivable	3,856	3,856

Financial Liabilities:
Deposits	218,621	218,621
Certificates of deposit	570,044	577,570
Advances from the FHLB	83,066	84,926
Accrued interest payable	184	184

Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments:

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

Note 9 - Accrued Interest Receivable

Accrued interest receivable consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Loans receivable	$3,050	$3,428
Investments	423	410
Interest-bearing deposits	11	18
	$3,484	$3,856

Note 10 - Deposits

Deposit accounts consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Noninterest-bearing	$6,154	$6,013
NOW	15,944	14,193
Statement savings	18,273	17,784
Money market	161,719	180,631
Certificates of deposit	463,707	570,044
	$665,797	$788,665

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, scheduled maturities of certificates of deposit were as follows:

December 31,	Amount
(In thousands)
2013	$235,040
2014	154,542
2015	57,158
2016	16,857
2017	110
$463,707

Deposits included public funds of $1.8 million ($1.7 million were certificates of deposit) and $22.0 million at December 31, 2012 and 2011, respectively.

Certificates of deposit of $100,000 or more included in deposits at December 31, 2012 and 2011, were $331.6 million and $416.5 million, respectively. Interest expense on these certificates totaled $5.9 million, $11.6 million, and $15.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Included in deposits are accounts of $3.9 million and $3.5 million at December 31, 2012 and 2011, respectively which are controlled by management, members of the Board of Directors and related entities.

Interest expense on deposits for the periods indicated was as follows:

	Year Ended December 31,
	2012	2011	2010
NOW	$21	$22	$53
Statement savings	36	55	167
Money market	466	938	2,384
Certificates of deposit	9,668	15,200	20,766
	$10,191	$16,215	$23,370

Note 11 - Other Borrowings

The FHLB functions as a central reserve bank providing credit for member financial institutions. At December 31, 2012 and 2011, the Bank maintained credit facilities with the FHLB totaling $240.8 million and $113.0 million, respectively. Outstanding advances totaled $83.1 million at both December 31, 2012 and 2011. The credit facility was collateralized by $261.1 million of single-family residential mortgages and $102.4 million of multifamily loans under a blanket lien arrangement at December 31, 2012. At December 31, 2011, the credit facility was collateralized by $205.0 million of single-family residential mortgages and $64.1 million of multifamily loans under a blanket lien arrangement. At December 31, 2010, a collateral in possession arrangement was in force. Effective February 27, 2012, the FHLB increased the Bank's line of credit to 25% of assets from 10% of assets at December 31, 2011, subject to certain acceptable collateral requirements. The Bank also had a $10.0 million unused line of credit facility with another financial institution at December 31, 2012, with interest payable at the then stated rate.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding advances consisted of the following:

December 31, 2012
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
	$83,066

Note 12 - Benefit Plans

Multiemployer Pension Plans

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a tax-qualified defined-benefit pension plan that covers substantially all employees after one year of continuous employment. Pension benefits vest over a period of five years of credited service. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

The Board of Directors of First Financial Northwest, at its January 2013 meeting elected to freeze the Pentegra DB Plan, effective March 31, 2013. Freezing the plan eliminates all future benefit accruals for employees. Each employee's accrued benefit will be determined as of March 31, 2013.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The funding target is the present value of all benefits that have accrued as of the first day of the current plan year (July 1). Because interest rates used to calculate the present value of all benefits (7.03% for 2012 and 5.85% for 2011) is significantly higher than current market rates, the funding target does not represent the Company's actual liability upon withdrawal from participation in the Pentegra DB Plan, which is significantly larger than the funding target. The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2012 (1)	2011 (2)
Source	Valuation Report	Valuation Report
First Financial Northwest's Plan	100.0%	80.0%
_________________
(1) Market value of plan assets reflects any contributions received through December 31, 2012.
(2) Market value of plan assets includes $95,538 which was applied to the 2010-2011 plan year.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $299.7 million and $203.6 million for the plan years ending June 30, 2011 and June 30, 2010, respectively. The Company's contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company's policy is to fund pension costs as accrued.

Total contributions during the years ended December 31 were:

2012		2011		2010
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount
(Dollars in thousands)
10/29/2012	$184	9/23/2011	$96	10/8/2010	$175
12/4/2012	1,144	10/13/2011	299	12/20/2010	1,097
	—	11/22/2011	1,187		—
Total	$1,328	Total	$1,582	Total	$1,272

The Company also has post-employment agreements with certain key officers to provide supplemental retirement benefits. The annual plan premium cost was $48,000 for the year ended December 31, 2012 and $49,000 for each of the years ended December 31, 2011 and 2010. Additionally, the Company recorded $69,000, $289,000 and $81,000 of deferred compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively.

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment. Under the plan, employee contributions up to 6% will be matched 50% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market or fixed income plans. The Company contributed $159,000, $150,000 and $138,000 to the plan for the years ended December 31, 2012, 2011 and 2010, respectively.

Employee Stock Ownership Plan

The Company provides an ESOP for the benefit of substantially all employees. The ESOP borrowed$16.9 million from First Financial Northwest and used those funds to acquire 1,692,800 shares of First Financial Northwest's stock at the time of the initial public offering at a price of $10.00 per share. The loan matures on October 8, 2022 and has a fixed interest rate of 4.88%.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to First Financial Northwest. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.6 million were made by the ESOP during 2012, 2011 and 2010.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of key transactions for the ESOP for the periods indicated follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
ESOP contribution expense	$860	$602	$565
Dividends on unallocated ESOP shares used to reduce ESOP contribution	—	—	122

Shares held by the ESOP are as follows:

	December 31,
	2012	2011
	(Dollars in thousands, except share data)
Allocated shares	592,478	479,625
Unallocated shares	1,100,322	1,213,175
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$8,307	$7,158

Stock-Based Compensation

In June 2008, First Financial Northwest shareholders approved the First Financial Northwest 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $2.0 million for both years ended December 31, 2012 and 2011 and $1.9 million for the year ended December 31, 2010. The related income tax benefit was $696,000, $690,000 and $681,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to Company directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At December 31, 2012, remaining options for 836,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the grant date using a Black-Scholes model that uses the assumptions noted in the table below. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. In previous years, First Financial Northwest elected to use a weighted-average of its peers’ historical stock price information in conjunction with its own stock price history due to the limited amount of history available regarding its stock price. Now that sufficient stock price information is available regarding its stock, First Financial Northwest is utilizing the historical volatility of its stock price over a specified period of time for the expected volatility assumption. First Financial Northwest bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. First Financial Northwest elected to use the “Share-Based Payments” method permitted by the Securities and Exchange Commission to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at a midpoint.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
Annual dividend yield	—	—	—
Expected volatility	29.95	—	46.32
Risk-free interest rate	1.10	—	2.42
Expected term	6.5 years	—	6.5 years
Weighted-average grant date fair value per option granted	$2.60	$—	$1.28

A summary of the Company’s stock option plan awards for the year ended December 31, 2012, follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2012	1,373,524	$9.52	6.60	$93,500	$1.91
Granted	100,000	8.08	9.75	—	2.60
Exercised	—	—	—	—	—
Forfeited or expired	(25,000)	9.78	—	—	1.92
Outstanding at December 31, 2012	1,448,524	9.41	5.88	176,000	1.95
Expected to vest assuming a 3% forfeiture rate over
the vesting term	387,711	8.85	6.74	102,432
Exercisable at December 31, 2012	1,048,819	9.63	5.56	70,400

As of December 31, 2012, there was $528,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At December 31, 2012, remaining restricted awards for 89,078 shares were available to be issued. Shares that have been repurchased totaled 244,847 and are held in trust until they are issued in connection with the agreement.

A summary of changes in nonvested restricted stock awards for the period ended December 31, 2012, follows:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	310,494	$9.66
Granted	82,000	8.06
Vested	(143,647)	9.93
Forfeited	(4,000)	10.35
Nonvested at December 31, 2012	244,847	8.95

Expected to vest assuming a 3% forfeiture rate over the vesting term	237,501

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012 there was $1.6 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.2 years. The total fair value of shares vested during the years ended December 31, 2012 and 2011 was $1.4 million for each year.

Note 13 - Federal Income Taxes

The components of income tax expense (benefit) for the periods indicated are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current	$1	$—	$(8,076)
Deferred	(1,000)	—	12,075
Total income tax expense (benefit)	$(999)	$—	$3,999

A reconciliation of the tax provision based on the statutory corporate rate of 35% during the years ended December 31, 2012, 2011 and 2010 on pretax income is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Income tax expense (benefit) at statutory rate	$600	$1,485	$(17,548)
Income tax effect of:
Tax exempt interest, net	(20)	(24)	(50)
Change in valuation allowance	(6,347)	(1,542)	21,892
Expiration of FFNW Foundation donation	4,778	—	—
Other, net	(10)	81	(295)
Total income tax expense (benefit)	$(999)	$—	$3,999

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax asset, included in the accompanying consolidated balance sheets, consisted of the following at the dates indicated:

	December 31,
	2012	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$11,474	$11,070	$12,841
Charitable contributions	25	4,797	4,790
ALLL	3,829	5,598	5,792
Reserve for unfunded commitments	87	42	56
Deferred compensation	689	715	664
Reserve for uncollected interest	—	—	45
Alternative minimum tax credit carryforward	1,485	1,485	1,490
Employee benefit plans	1,910	1,656	1,400
Net capital loss on investments	545	545	545
OREO market value adjustments	731	392	420
OREO expenses	202	352	—
Accrued expenses	142	137	138
Deferred tax assets before valuation allowance	21,119	26,789	28,181
Valuation allowance	(16,851)	(23,281)	(24,832)
Total deferred tax assets	4,268	3,508	3,349
Deferred tax liabilities:
FHLB stock dividends	$1,337	$1,337	$1,337
Loan origination fees and costs	621	666	762
Servicing rights	25	51	99
Net unrealized loss on investments available for sale	538	455	446
Other, net	747	999	705
Total deferred tax liabilities	$3,268	$3,508	$3,349
Deferred tax assets, net	$1,000	$—	$—

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

The Company's federal net operating loss carryforward was $32.8 million at December 31, 2012 and will begin to expire in 2030. The Company had an alternative minimum tax credit carryforward totaling $1.5 million, with no expiration date.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax asset valuation account consisted of the following specific valuation allowances at the dates indicated.

	Charitable Contributions	Other	Total Deferred Tax Asset Valuation
	(In thousands)
Balance at January 1, 2012	$4,787	$18,494	$23,281
Additions	16	—	16
Deductions	(4,778)	(1,668)	(6,446)
Balance at December 31, 2012	$25	$16,826	$16,851
The Company analyzes the deferred tax assets on a quarterly basis. The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At December 31, 2012 and 2011, the Company had a taxable temporary difference of approximately $4.5 million that arose before 1988 (base year amount). A deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

In order to support a conclusion that a valuation allowance is not needed, management evaluates both positive and negative evidence under the "more likely than not" standard. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which the strength of the evidence can be objectively verified. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Due to the fact that the Company has realized cumulative losses over the recent three-year period and there has been continued uncertainty in the market, the reliance that is placed on income from future projections is limited to the most current projection periods. In addition, the Company recognizes the fact that the subjectivity of an estimate generally increases as the number of years increases. In the second quarter of 2012, management determined that based on the weight of available evidence, that a partial release of the valuation was warranted. This determination was based on our return to profitability and our projections for future taxable income. Until such time as the Company experiences cumulative earnings over a three-year period or identifies new sources of positive evidence, current projection periods will be utilized in determining the amount of deferred tax asset that is more likely than not to be realized. The Company's current projections support the realization of a $1.0 million net deferred tax asset. A valuation allowance has been recorded for amounts in excess of $1.0 million.

Note 14 - Regulatory Capital Requirements

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

As of December 31, 2012, according to the most recent notification from the FDIC, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank's category.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual capital amounts and ratios are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2012:
Total risk-based capital (1)	$157,254	27.37%	$45,968	8.00%	$57,461	10.00%
Tier 1 risk-based capital	150,006	26.11	22,984	4.00	34,476	6.00
Tier 1 leverage capital (1)	150,006	15.79	37,995	4.00	47,494	5.00

December 31, 2011:
Total risk-based capital	$153,935	24.76%	$49,737	8.00%	$62,171	10.00%
Tier 1 risk-based capital	146,058	23.49	24,868	4.00	37,303	6.00
Tier 1 leverage capital	146,058	13.54	43,155	4.00	53,944	5.00
_________________

(1)	Pursuant to the Bank's MOU, the Bank must maintain a Tier 1 leverage capital ratio of no less than 10% and a Total risk-based capital ratio of no less than 12%.

The MOUs restrict the Bank and First Financial Northwest from making any capital distributions including the payment of a dividend without prior consent by the regulators.

Note 15 - Commitments and Guarantees

Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to extend credit totaled $23.3 million and $11.9 million at December 31, 2012 and 2011, respectively. Fixed-rate commitments totaled $7.2 million (interest rates ranged from 2.88% to 5.02%) and $895,000 (interest rates ranged from 3.63% to 4.38%) at December 31, 2012 and 2011, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Parent Company Only Financial Statements

Presented below are the condensed balance sheets, income statements and statements of cash flows for First Financial Northwest.

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2012	2011
	(In thousands)
Assets
Cash and cash equivalents	$11	$7
Interest-bearing deposits	20,580	19,782
Investment in First Savings Bank	150,761	146,584
Investment in First Financial Diversified, Inc.	11,766	11,527
Receivable from subsidiaries	4,132	3,406
Other assets	154	41
Total assets	$187,404	$181,347

Liabilities and Stockholders' Equity
Liabilities:
Other liabilities	$287	$27
Total liabilities	287	27
Stockholders' Equity	187,117	181,320
Total liabilities and stockholders' equity	$187,404	$181,347

FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$58	$93	$471
Total operating income	58	93	471
Operating expenses:
Other expenses	1,793	672	689
Total operating expenses	1,793	672	689
Loss before provision for federal income taxes and equity in undistributed
earnings of subsidiaries	(1,735)	(579)	(218)
Provision for federal income tax expense	—	—	2,783
Loss before equity in undistributed loss of subsidiaries	(1,735)	(579)	(3,001)
Equity in undistributed earnings (loss) of subsidiaries	4,448	4,821	(51,135)
Net income (loss)	$2,713	$4,242	$(54,136)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,713	$4,242	$(54,136)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed (earnings) loss of subsidiaries	(4,448)	(4,821)	51,135
Stock options and restricted stock expense	1,987	1,971	1,921
Change in deferred tax assets, net	—	—	2,816
Change in receivables from subsidiaries	(726)	(732)	(790)
Change in other assets	(113)	(23)	(1)
Change in federal income taxes, net	—	—	9,499
Changes in other liabilities	260	(11)	(9,533)
Net cash provided (used) by operating activities	(327)	626	911
Cash flows from investing activities:
Repayments of ESOP loan	1,129	1,128	1,129
Investment in First Savings Bank	—	—	(30,000)
Investment in First Financial Diversified	—	(500)	—
Net cash provided (used) in investing activities	1,129	628	(28,871)
Cash flows from financing activities:
Repurchase and retirement of common stock	—	—	(106)
Dividends paid	—	—	(1,420)
Net cash used by financing activities	—	—	(1,526)
Net increase (decrease) in cash	802	1,254	(29,486)
Cash and cash equivalents at beginning of year	19,789	18,535	48,021
Cash and cash equivalents at end of year	$20,591	$19,789	$18,535

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Earnings (Loss) Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except share data)
Net income (loss)	$2,713	$4,242	$(54,136)

Basic weighted-average common shares outstanding	17,643,978	17,531,131	17,420,488
Plus common stock options considered outstanding for dilutive purposes
(excludes antidilutive options)	18,445	3,786	—
Diluted weighted-average common shares outstanding	17,662,423	17,534,917	17,420,488

Basic earnings (loss) per share	$0.15	$0.24	$(3.11)
Diluted earnings (loss) per share	$0.15	$0.24	$(3.11)

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 1,398,524, 1,323,524 and 1,333,524 anti-dilutive shares outstanding related to options to acquire the Company’s common stock at December 31, 2012, 2011 and 2010, respectively.

Note 18 - Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income included in stockholders’ equity for the periods indicated, are as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Unrealized gains on investments available-for-sale	$1,537	$1,300	$1,273
Tax effect	789	789	789
Net of tax amount	$748	$511	$484

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last three years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except share data)
2012
Total interest income	$11,162	$10,399	$10,157	$9,748
Total interest expense	3,452	3,138	2,946	2,710
Net interest income	7,710	7,261	7,211	7,038
Provision for loan losses	1,700	650	700	—
Net interest income after provision for loan losses	6,010	6,611	6,511	7,038
Total noninterest income	281	330	107	118
Total noninterest expense	5,621	6,569	7,457	5,645
Income (loss) before provision for income taxes	670	372	(839)	1,511
Provision for federal income tax expense	48	(999)	(48)	—
Net income (loss)	$622	$1,371	$(791)	$1,511

Basic earnings (loss) per share	$0.04	$0.08	$(0.04)	$0.09
Diluted earnings (loss) per share	$0.04	$0.08	$(0.04)	$0.09

2011
Total interest income	$13,709	$13,247	$12,450	$11,646
Total interest expense	5,089	4,803	4,570	4,023
Net interest income	8,620	8,444	7,880	7,623
Provision for loan losses	1,200	1,600	1,300	600
Net interest income after provision for loan losses	7,420	6,844	6,580	7,023
Total noninterest income	596	826	556	555
Total noninterest expense	6,582	6,412	6,513	6,651
Income before provision for income taxes	1,434	1,258	623	927
Provision for federal income tax expense	—	—	—	—
Net income	$1,434	$1,258	$623	$927

Basic earnings per share	$0.08	$0.07	$0.04	$0.05
Diluted earnings per share	$0.08	$0.07	$0.04	$0.05

2010
Total interest income	$15,662	$15,424	$15,011	$14,447
Total interest expense	7,594	7,357	6,620	5,988
Net interest income	8,068	8,067	8,391	8,459
Provision for loan losses	13,000	26,000	12,000	2,100
Net interest income (loss) after provision for loan losses	(4,932)	(17,933)	(3,609)	6,359
Total noninterest income	46	62	38	895
Total noninterest expense	8,867	7,010	8,500	6,686
Income (loss) before provision for income taxes	(13,753)	(24,881)	(12,071)	568
Provision for federal income taxes	3,999	—	—	—
Net income (loss)	$(17,752)	$(24,881)	$(12,071)	$568

Basic earnings (loss) per share	$(1.02)	$(1.43)	$(0.69)	$0.03
Diluted earnings (loss) per share	$(1.02)	$(1.43)	$(0.69)	$0.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2012 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of December 31, 2012, First Financial Northwest's disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to First Financial Northwest management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

(ii) Internal Control Over Financial Reporting.

The “Management's Annual Report on Internal Control Over Financial Reporting” included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

(a) Management's report on internal control over financial reporting.

First Financial Northwest's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. First Financial Northwest's internal control system is designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles.

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of First Financial Northwest; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of First Financial Northwest are being made only in accordance with authorizations of management and directors of First Financial Northwest; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of First Financial Northwest's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, because of changes in conditions, the effectiveness of internal control may vary over time.

First Financial Northwest's management assessed the effectiveness of First Financial Northwest's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, First Financial Northwest's management believes that, as of December 31, 2012, First Financial Northwest's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2012, which is included in Item 8. Financial Statements and Supplementary Data.

(b) Attestation report of the registered public accounting firm.

The “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There were no significant changes in First Financial Northwest’s internal control over financial reporting during First Financial Northwest’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, First Financial Northwest’s internal control over financial reporting.

Item 9B. Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2012 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under the section captioned “Proposal 1 -- Election of Directors” in First Financial Northwest’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (“Proxy Statement”) is incorporated herein by reference.

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

(a)Security Ownership of Certain Beneficial Owners.

The information required by this item under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

(b)Security Ownership of Management.

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

(d)     Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest’s equity compensation plans as of December 31, 2012.

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
____________

(1)
The restricted shares granted under the 2008 Equity Incentive Plan were purchased by First Financial Northwest in open market transactions and subsequently issued to First Financial Northwest’s directors and certain employees. As of December 31, 2012, there were 747,034 restricted shares granted pursuant to the 2008 Equity Incentive Plan and 167,078 shares were available for future grants of restricted stock.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Bylaws of First Financial Northwest (1)
4	Form of stock certificate of First Financial Northwest (1)
10.1	Form of Employment Agreement for the President and Chief Executive Officer (1)
10.1	Form of Employment Agreement for the President and Chief Executive Officer of First Savings Bank Northwest (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak,
Harry A. Blencoe, Robert H. Gagnier and Joseph W. Kiley III (1)
10.5	Form of Financial Institutions Retirement Fund (1)

10.6	Form of 401(k) Retirement Plan (2)
10.7	2008 Equity Incentive Plan (3)
10.8	Forms of incentive and non-qualified stock option award agreements (4)
10.9	Form of restricted stock award agreement (4)
10.10	Memorandum of Understanding with the FDIC and DFI (5)
10.11	Settlement Agreement and Mutual Release with the Stilwell Group (6)
10.12	Transition Agreement Modification Agreement for Victor Karpiak (6)
10.13	Amendment No. 1 to the Settlement and Mutual Release Agreement with the Stilwell Group (7)
10.14	Amendment No. 2 to the Settlement and Mutual Release Agreement with the Stilwell Group (8)
14	Code of Business Conduct and Ethics (8)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

_____________

(1)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.

(2)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

(3)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated April 2, 2012.

(6)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2012.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 17, 2013.

(8)	Filed as an amendment to First Financial Northwest's Current Report on Form 8-K dated February 26, 2013.

(9)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbnw.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 13, 2013	By:	/s/ Victor Karpiak
Victor Karpiak
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Victor Karpiak	Chairman of the Board, President and Chief	March 13, 2013
Victor Karpiak	Executive Officer
(Principal Executive Officer)

/s/Kari A. Stenslie	Chief Financial Officer	March 13, 2013
Kari A. Stenslie	(Principal Financial and Accounting Officer)

/s/Joann E. Lee	Director	March 13, 2013
Joann E. Lee

/s/Gary F. Kohlwes	Director	March 13, 2013
Gary F. Kohlwes

/s/Robert L. Anderson	Director	March 13, 2013
Robert L. Anderson

/s/Gary F. Faull	Director	March 13, 2013
Gary F. Faull

/s/M. Scott Gaspard	Director	March 13, 2013
M. Scott Gaspard

/s/Daniel L. Stevens	Director	March 13, 2013
Daniel L. Stevens

/s/Joseph W. Kiley III	Director	March 13, 2013
Joseph W. Kiley III

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income (Loss); (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.