Form 10-Q
period 2013-03-31
First Financial Northwest, Inc.
filed 2013-05-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 2013, 18,805,168 shares of the issuer's common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2013	December 31, 2012
Assets

Cash on hand and in banks	$4,388	$4,289
Interest-bearing deposits	21,303	83,452
Investments available-for-sale, at fair value	160,770	152,262
Loans receivable, net of allowance of $12,002 and $12,542	649,369	650,468
Premises and equipment, net	17,867	18,073
Federal Home Loan Bank ("FHLB") stock, at cost	7,215	7,281
Accrued interest receivable	3,523	3,484
Deferred tax assets, net	1,000	1,000
Other real estate owned ("OREO")	16,310	17,347
Prepaid expenses and other assets	4,975	4,999
Total assets	$886,720	$942,655

Liabilities and Stockholders' Equity

Interest-bearing deposits	$643,933	$659,643
Noninterest-bearing deposits	6,201	6,154
Advances from the FHLB	34,000	83,066
Advance payments from borrowers for taxes and insurance	3,546	2,186
Accrued interest payable	17	179
Investment transactions payable	6,324	—
Other liabilities	3,954	4,310
Total liabilities	697,975	755,538

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or
or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding
18,805,168 shares at March 31, 2013 and December 31, 2012	188	188
Additional paid-in capital	190,960	190,534
Retained earnings, substantially restricted	8,206	6,650
Accumulated other comprehensive income, net of tax	112	748
Unearned Employee Stock Ownership Plan ("ESOP") shares	(10,721)	(11,003)
Total stockholders' equity	188,745	187,117
Total liabilities and stockholders' equity	$886,720	$942,655
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Interest income
Loans, including fees	$9,044	$10,472
Investments available-for-sale	473	593
Interest-bearing deposits	21	97
Total interest income	$9,538	$11,162
Interest expense
Deposits	1,893	2,941
FHLB advances	256	511
Total interest expense	$2,149	$3,452
Net interest income	7,389	7,710
Provision for loan losses	—	1,700
Net interest income after provision for loan losses	$7,389	$6,010
Noninterest income
Net gain on sale of investments	—	194
Other	104	87
Total noninterest income	$104	$281
Noninterest expense
Salaries and employee benefits	3,614	3,427
Occupancy and equipment	354	405
Professional fees	356	473
Data processing	162	181
Gain on sale of OREO property, net	(632)	(221)
OREO market value adjustments	145	310
OREO-related expenses, net	334	489
Regulatory assessments	283	97
Insurance and bond premiums	114	100
Proxy contest and related litigation	89	—
Marketing	18	52
Prepayment penalty on FHLB advances	679	—
Other general and administrative	362	308
Total noninterest expense	$5,878	$5,621
Income before provision for federal income tax	1,615	670
Federal income tax provision	59	48
Net income	$1,556	$622

Basic earnings per share	$0.09	$0.04
Diluted earnings per share	$0.09	$0.04

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$1,556	$622

Other comprehensive income, before tax:
Unrealized holding gains (loss) on available-for-sale securities	(636)	252
Reclassification adjustment for net gain realized in income	—	(194)
Other comprehensive income (loss), before tax	(636)	58
Income tax provision related to items of other comprehensive income	—	—
Other comprehensive income (loss), net of tax	$(636)	$58
Total comprehensive income	$920	$680

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2013
(Dollars in thousands, except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2012	18,805,168	188	190,534	$6,650	$748	$(11,003)	$187,117
Other comprehensive income	—	—	—	1,556	(636)	—	920
Compensation related to stock options and restricted stock awards	—	—	481	—	—	—	481
Allocation of 28,213 ESOP shares	—	—	(55)	—	—	282	227
Balances at March 31, 2013	18,805,168	188	$190,960	$8,206	$112	$(10,721)	$188,745

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,556	$622
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	1,700
OREO market value adjustments	145	310
Gain on sale of OREO property, net	(632)	(221)
Depreciation of premises and equipment	207	263
Net amortization of premiums and discounts on investments	419	452
ESOP expense	227	196
Compensation expense related to stock options and restricted stock awards	481	479
Net realized gain on investments available-for-sale	—	(194)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	24	18
Accrued interest receivable	(39)	(41)
Accrued interest payable	(162)	12
Other liabilities	(356)	(781)
Net cash provided by operating activities	$1,870	$2,815

Cash flows from investing activities:
Proceeds from sales of investments	—	11,000
Capitalized improvements in OREO	(33)	—
Proceeds from sales of OREO properties	4,933	5,353
Principal repayments on investments	5,735	5,592
Purchases of investments	(8,974)	(28,466)
Net (increase) decrease in loans receivable	(2,277)	19,005
FHLB stock redemption	66	—
Purchases of premises and equipment	(1)	(43)
Net cash provided (used) by investing activities	$(551)	$12,441
Cash flows from financing activities:
Net decrease in deposits	(15,663)	(24,617)
Advances from the FHLB	34,000	—
Repayments of advances from the FHLB	(83,066)	—
Net increase in advance payments from borrowers for taxes and insurance	1,360	1,963
Net cash used by financing activities	$(63,369)	$(22,654)
Net decrease in cash	(62,050)	(7,398)
Cash and cash equivalents:
Beginning of quarter	87,741	164,761
End of quarter	$25,691	$157,363

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Continued
	Three Months Ended March 31,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,311	$3,440
Federal income taxes	—	45
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan and lease losses ("ALLL"),
transferred to OREO	$3,376	$1,846
Investment transactions payable	$6,324	$—

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Description of Business

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

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to First Financial Northwest, Inc. and its consolidated subsidiary First Savings Bank Northwest, unless the context otherwise requires.

Note 2 - Regulatory Items

During April 2013, the Memorandum of Understanding ("MOU") by and between the Bank and the FDIC and the DFI (originally effective March 27, 2012) was terminated. Also in April 2013, the MOU by and between First Financial Northwest and the FRB (originally effective April 14, 2010) was terminated. As a result, the Company is no longer required to obtain the approval of the FRB prior to the repurchase of its common stock and for the payment of any cash dividends. The FDIC, DFI and FRB have also terminated the Bank's and First Financial Northwest's "troubled condition" status.

Note 3 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the ALLL, the valuation of OREO and the underlying collateral of loans in the process of foreclosure, deferred tax assets and the fair value of financial instruments.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation.

Note 4 - Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This ASU is effective for annual and interim

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

reporting periods beginning on or after January 1, 2013. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In July 2012, the FASB issued ASU No. 2012-2, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount, in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. Under guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts of reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments were effective prospectively for annual and interim reporting periods beginning on or after December 15, 2012. The Company adopted the provisions of ASU 2013-02 for the quarter ended March 31, 2013. There was no impact for the quarter ended March 31, 2013, due to the fact that no amounts were reclassified out of accumulated other comprehensive income.

Note 5 - Investments

Investment securities available-for-sale are summarized as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$42,177	$948	$(18)	$43,107
Freddie Mac	14,276	408	(39)	14,645
Ginnie Mae	29,295	63	(203)	29,155
Municipal bonds	2,046	7	(245)	1,808
U.S. Government agencies	68,075	249	(202)	68,122
Corporate Bonds	4,000	—	(67)	3,933
Total	$159,869	$1,675	$(774)	$160,770

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$35,039	$1,131	$(2)	$36,168
Freddie Mac	15,368	403	(8)	15,763
Ginnie Mae	31,193	84	(131)	31,146
Municipal bonds	2,048	7	(166)	1,889
U.S. Government agencies	67,077	223	(4)	67,296
Total	$150,725	$1,848	$(311)	$152,262

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	March 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$4,073	$(18)	$—	$—	$4,073	$(18)
Freddie Mac	5,464	(39)	—	—	5,464	(39)
Ginnie Mae	23,202	(203)	—	—	23,202	(203)
Municipal bonds	—	—	1,159	(245)	1,159	(245)
U.S. Government agencies	34,680	(152)	9,950	(50)	44,630	(202)
Corporate Bonds	3,932	(67)	—	—	3,932	(67)
Total	$71,351	$(479)	$11,109	$(295)	$82,460	$(774)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$4,603	$(2)	$—	$—	$4,603	$(2)
Freddie Mac	2,952	(8)	—	—	2,952	(8)
Ginnie Mae	18,238	(131)	—	—	18,238	(131)
Municipal bonds	—	—	1,239	(166)	1,239	(166)
U.S. Government agencies	10,508	(4)	—	—	10,508	(4)
Total	$36,301	$(145)	$1,239	$(166)	$37,540	$(311)

At March 31, 2013, the Company had two securities with a gross unrealized loss of $295,000 with a fair value of $11.1 million that had an unrealized loss for greater than one year. At December 31, 2012, there was one security that had a gross unrealized loss of $166,000 with a fair value of $1.2 million that had an unrealized loss for greater than one year. Management reviewed the financial condition of the entities issuing these securities at March 31, 2013 and December 31, 2012, and determined that an other-than-temporary impairment ("OTTI") was not warranted.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an OTTI are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on the Company's Consolidated Income Statements. For debt securities, if the Company intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For the three months ended March 31, 2013 and 2012, the Company did not have any OTTI losses on investments.

The amortized cost and estimated fair value of investments available-for-sale at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments are shown separately.

	March 31, 2013
	Amortized Cost	Fair Value
	(In thousands)
Due after one year through five years	$51,555	$51,425
Due after five years through ten years	8,747	8,723
Due after ten years	13,819	13,715
	74,121	73,863
Mortgage-backed investments	85,748	86,907
Total	$159,869	$160,770

Under Washington state law, in order to participate in the public funds program the Company is required to pledge as collateral an amount equal to 100% of the public deposits held in the form of eligible securities. Investments with a market value of $27.6 million and $1.9 million were pledged as collateral for public deposits at March 31, 2013 and December 31, 2012, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

There were no investment securities sales during the quarter ended March 31, 2013 and there were $10.8 million of investment securities sales during the quarter ended March 31, 2012, resulting in gross gains of $194,000. There were no gross losses on the sales of investment securities for the three months ended March 31, 2012.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
One-to-four family residential: (1)
Permanent	$300,892	$306,851
Construction	—	177
	300,892	307,028
Multifamily: (2)
Permanent	104,660	105,936
Construction	5,585	5,585
	110,245	111,521
Commercial real estate: (2)
Permanent	212,130	207,436
Construction	12,500	12,500
Land	1,937	1,942
	226,567	221,878
Construction/land development: (2)
One-to-four family residential	487	608
Multifamily	11,235	8,375
Land development	10,214	10,435
	21,936	19,418

Business	3,104	2,968
Consumer	10,132	11,110
Total loans	672,876	673,923

Less:
Loans in process ("LIP")	9,377	8,856
Deferred loan fees, net	2,128	2,057
ALLL	12,002	12,542
Loans receivable, net	$649,369	$650,468
___________

(1)	Included $136.5 million and $139.8 million of non-owner occupied loans at March 31, 2013 and December 31, 2012, respectively.

(2)
Excluded construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At March 31, 2013, the Company had $12.5 million, or 5.5% of the total commercial real estate portfolio and $5.6 million, or 5.1% of its total multifamily portfolio in these "rollover" type of loans. At December 31, 2012, the Company had $12.5 million, or 5.6% of the total commercial real estate portfolio, $5.6 million, or 5.0% of the total multifamily portfolio, and $177,000, or 0.1% of its total one-to-four family loan portfolio in these rollover type of loans. At both March 31, 2013 and December 31, 2012, $1.9 million of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots when it does not intend to finance the construction as commercial real estate land loans.

At March 31, 2013 and December 31, 2012 there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method:

	At or For the Three Months Ended March 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,562	$1,139	$5,207	$437	$30	$167	$12,542
Charge-offs	(159)	(346)	(98)	—	—	(16)	(619)
Recoveries	—	—	1	70	—	8	79
Provision	41	405	(329)	(121)	2	2	—
Ending balance	$5,444	$1,198	$4,781	$386	$32	$161	$12,002

General reserve	$4,105	$1,198	$4,440	$386	$32	$161	$10,322
Specific reserve	$1,339	$—	$341	$—	$—	$—	$1,680

Loans: (1)
Total Loans	$300,892	$108,820	$226,567	$13,984	$3,104	$10,132	$663,499
General reserve (2)	$242,642	$104,963	$209,433	$9,237	$3,104	$9,400	$578,779
Specific reserve (3)	$58,250	$3,857	$17,134	$4,747	$—	$732	$84,720
____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Three Months Ended March 31, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,756	$950	$6,846	$2,503	$154	$350	$16,559
Charge-offs	(718)	—	(2,614)	(74)	—	(293)	(3,699)
Recoveries	—	—	171	100	—	1	272
Provision	775	1,407	1,272	(1,805)	(119)	170	1,700
Ending balance	$5,813	$2,357	$5,675	$724	$35	$228	$14,832

General reserve	$5,343	$2,357	$5,576	$724	$35	$228	$14,263
Specific reserve	$470	$—	$99	$—	$—	$—	$569

Loans: (1)
Total Loans	$325,280	$110,081	$227,666	$19,271	$3,620	$11,439	$697,357
General reserve (2)	$264,946	$106,636	$208,731	$10,280	$3,620	$11,205	$605,418
Specific reserve (3)	$60,334	$3,445	$18,935	$8,991	$—	$234	$91,939
_____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans, net of LIP, were $19.0 million and $22.8 million at March 31, 2013 and December 31, 2012, respectively. Foregone interest on nonperforming loans for the quarter ended March 31, 2013 was $290,000, compared to $377,000 for the same quarter in 2012.

There were no funds committed to be advanced in connection with impaired loans at either March 31, 2013 or December 31, 2012.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type:

	March 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$5,398	$5,983	$—
Non-owner occupied	29,584	29,731	—
Multifamily	3,857	4,205	—
Commercial real estate	9,048	10,346	—
Construction/land development	4,747	8,812	—
Consumer	732	803	—
Total	53,366	59,880	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	5,218	5,403	353
Non-owner occupied	18,050	18,278	986
Commercial real estate	8,086	8,086	341
Total	31,354	31,767	1,680
Total impaired loans:
One-to-four family residential:
Owner occupied	10,616	11,386	353
Non-owner occupied	47,634	48,009	986
Multifamily	3,857	4,205	—
Commercial real estate	17,134	18,432	341
Construction/land development	4,747	8,812	—
Consumer	732	803	—
Total	$84,720	$91,647	$1,680
_________________
(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$5,070	$30	$8,343	$53
Non-owner occupied	31,951	430	39,329	545
Multifamily	4,904	20	3,449	42
Commercial real estate	9,587	66	14,716	193
Construction/land development	4,757	—	9,095	—
Consumer	745	—	152	1
Total	57,014	546	75,084	834

Loans with an allowance:
One-to-four family residential:
Owner occupied	5,557	58	4,420	99
Non-owner occupied	15,993	226	9,363	46
Commercial real estate	8,100	117	2,061	34
Total	29,650	401	15,844	179

Total impaired loans:
One-to-four family residential:
Owner occupied	10,627	88	12,763	152
Non-owner occupied	47,944	656	48,692	591
Multifamily	4,904	20	3,449	42
Commercial real estate	17,687	183	16,777	227
Construction/land development	4,757	—	9,095	—
Consumer	745	—	152	1
Total	$86,664	$947	$90,928	$1,013

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	March 31, 2013	December 31, 2012
	(In thousands)
Nonperforming assets: (1)
Nonaccrual loans	$16,239	$18,231
Nonaccrual TDRs	2,726	4,528
Total nonperforming loans	18,965	22,759
OREO	16,310	17,347
Total nonperforming assets	$35,275	$40,106

Performing TDRs	$65,755	$65,848
Nonaccrual TDRs	2,726	4,528
Total TDRs	$68,481	$70,376
_____________
(1) There were no loans 90 days or more past due and still accruing interest at March 31, 2013 and December 31, 2012. All loans are reported net of LIP.

The accrual status of a loan may change after it has been classified as a TDR. Management considers the following in determining the accrual status of restructured loans: (1) if the loan was on accrual status prior to the restructuring, the borrower has demonstrated performance under the previous terms, and a credit evaluation shows the borrower's capacity to continue to perform under the restructured terms (both principal and interest payments), the loan will remain on accrual at the time of the restructuring; (2) if the loan was on nonaccrual status before the restructuring, and the Company's credit evaluation shows the borrower's capacity to meet the restructured terms, the loan would remain as nonaccrual for a minimum of six months after restructuring until the borrower has demonstrated a reasonable period of sustained repayment performance (thereby providing reasonable assurance as to the ultimate collection of principal and interest in full under the modified terms).

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a summary of nonaccrual loans by loan type:

	March 31, 2013	December 31, 2012
	(In thousands)
One-to-four family residential	$5,980	$6,248
Multifamily	2,623	4,711
Commercial real estate	4,883	6,274
Construction/land development	4,747	4,767
Consumer	732	759
Total nonaccrual loans	$18,965	$22,759

The following tables represent a summary of the aging of loans by type:

	Loans Past Due as of March 31, 2013
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$2,238	$971	$2,632	$5,841	$158,510	$164,351
Non-owner occupied	1,031	—	877	1,908	134,633	136,541
Multifamily	—	—	2,371	2,371	106,449	108,820
Commercial real estate	—	—	4,883	4,883	221,684	226,567
Construction/land development	166	—	805	971	13,013	13,984
Total real estate	3,435	971	11,568	15,974	634,289	650,263
Business	—	—	—	—	3,104	3,104
Consumer	731	1	—	732	9,400	10,132
Total	$4,166	$972	$11,568	$16,706	$646,793	$663,499
 ________________
(1) There were no loans 90 days past due and still accruing interest at March 31, 2013.
(2) Net of LIP.

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
(Unaudited)

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

        The following tables represent a summary of loans by type and risk category:

	March 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$280,820	$103,720	$205,185	$9,071	$3,104	$9,177	$611,077
Special mention	10,144	1,243	14,638	166	—	1	26,192
Substandard	9,928	3,857	6,744	4,747	—	954	26,230
Total	$300,892	$108,820	$226,567	$13,984	$3,104	$10,132	$663,499
 _____________
(1) Net of LIP.

	December 31, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$286,674	$103,696	$202,407	$7,600	$2,968	$10,129	$613,474
Special mention	10,433	—	11,666	165	—	—	22,264
Substandard	9,826	5,950	7,805	4,767	—	981	29,329
Total	$306,933	$109,646	$221,878	$12,532	$2,968	$11,110	$665,067
______________
(1) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the loan portfolio by type and payment activity:

	March 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$294,912	$106,197	$221,684	$9,237	$3,104	$9,400	$644,534
Nonperforming (3)	5,980	2,623	4,883	4,747	—	732	18,965
Total	$300,892	$108,820	$226,567	$13,984	$3,104	$10,132	$663,499
____________

(1)	Net of LIP.

(2)	There were $160.4 million of owner-occupied one-to-four family residential loans and $134.5 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	There were $4.0 million of owner-occupied one-to-four family residential loans and $2.0 million of non-owner occupied one-to-four family residential loans classified as nonperforming.

	December 31, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$300,685	$104,935	$215,604	$7,765	$2,968	$10,351	$642,308
Nonperforming (3)	6,248	4,711	6,274	4,767	—	759	22,759
Total	$306,933	$109,646	$221,878	$12,532	$2,968	$11,110	$665,067
_____________
(1) Net of LIP.
(2) There were $163.1 million of owner-occupied one-to-four family residential loans and $137.6 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) There were $4.0 million of owner-occupied one-to-four family residential loans and $2.2 million of non-owner occupied one-to-four family residential loans classified as nonperforming.

The following table presents TDRs and their recorded investment prior to the modification and after the modification:

	Three Months Ended March 31, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
Commercial real estate:
Principal and interest reamortized with no interest rate concession	1	$335	$334
Total	1	$335	$334

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
Principal and interest with interest rate concession	1	$214	$214
Commercial real estate:
Interest only payments with interest rate concession	1	496	496
Total	2	$710	$710

At March 31, 2013 and December 31, 2012, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs as compared to $36,000 in commitments at March 31, 2012. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the quarters ended March 31, 2013 and 2012 were primarily a result of granting the borrower interest rate concessions and/or interest-only payments for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. TDRs resulted in charge-offs to the ALLL of $4,000 and $569,000 for the three months ended March 31, 2013 and 2012, respectively.

The following is a summary of loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013			2012
	Types of Modifications			Types of Modifications
	Number of Loans	Interest Only Payments	Interest Rate Concession	Number of Loans	Interest Only Payments	Interest Rate Concession
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	1	$—	$71	1	$347	$—
Commercial real estate	2	2,324	—	—	—	—
Total	3	$2,324	$71	1	$347	$—

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Other Real Estate Owned

The following table is a summary of OREO:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$17,347	$26,044
Loans transferred to OREO	3,376	1,846
Capitalized improvements	33	—
Dispositions of OREO	(4,301)	(5,132)
Market value adjustments	(145)	(310)
Balance at end of period	$16,310	$22,448

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. OREO at March 31, 2013 consisted of $3.8 million in one-to-four family residential homes, $1.7 million in multifamily properties, $1.5 million in construction/land development projects and $9.3 million in commercial real estate properties.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements):

	Fair Value Measurements at March 31, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$43,107	$—	$43,107	$—
Freddie Mac	14,645	—	14,645	—
Ginnie Mae	29,155	—	29,155	—
Municipal bonds	1,808	—	1,808	—
U.S. Government agencies	68,122	—	68,122	—
Corporate bonds	3,933	—	3,933	—
	$160,770	$—	$160,770	$—

	Fair Value Measurements at December 31, 2012
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$36,168	$—	$36,168	$—
Freddie Mac	15,763	—	15,763	—
Ginnie Mae	31,146	—	31,146	—
Municipal bonds	1,889	—	1,889	—
U.S. Government agencies	67,296	—	67,296	—
	$152,262	$—	$152,262	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	Fair Value Measurements at March 31, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(In thousands)
Impaired loans (included in loans
receivable, net) (1)	$83,040	$—	$—	$83,040	$1,680
OREO (2)	16,310	—	—	16,310	145
Total	$99,350	$—	$—	$99,350	$1,825
_______________
(1) The loss represents the specific reserve against loans that were considered impaired at March 31, 2013.
(2) The loss represents OREO market value adjustments for the quarter ended March 31, 2013.

	Fair Value Measurements at December 31, 2012
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

	March 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$83,040	Market approach	Adjusted for differences between comparable sales	0% - 74% (0.9%)

OREO	$16,310	Market approach	Adjusted for differences between comparable sales	7% - 19% (1.3%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows:

	March 31, 2013
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$4,388	$4,388	$4,388	$—	$—
Interest-bearing deposits	21,303	21,303	21,303	—	—
Investments available-for-sale	160,770	160,770	—	160,770	—
Loans receivable, net	649,369	688,732	—	—	688,732
FHLB stock	7,215	7,215	7,215	—	—
Accrued interest receivable	3,523	3,523	—	3,523	—

Financial Liabilities:
Deposits	196,764	196,764	196,764	—	—
Certificates of deposit	453,370	456,114	—	—	456,114
Advances from the FHLB	34,000	33,983	—	33,983	—
Accrued interest payable	17	17	—	17	—
Investment transactions payable	6,324	6,324	—	6,324	—

	December 31, 2012
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$4,289	$4,289	$4,289	$—	$—
Interest-bearing deposits	83,452	83,452	83,452	—	—
Investments available-for-sale	152,262	152,262	—	152,262	—
Loans receivable, net	650,468	689,708	—	—	689,708
FHLB stock	7,281	7,281	7,281	—	—
Accrued interest receivable	3,484	3,484	—	3,484	—

Financial Liabilities:
Deposits	202,090	202,090	202,090	—	—
Certificates of deposit	463,707	467,126	—	—	467,126
Advances from the FHLB	83,066	83,659	—	83,659	—
Accrued interest payable	179	179	—	179	—

Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments:

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash on hand and in banks, interest-bearing deposits, FHLB stock, accrued interest receivable, accrued interest payable and investment transactions payable. FHLB stock is not publicly-traded, however it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB’s discretion. The fair value is therefore equal to the book value.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 9 - Federal Home Loan Bank Stock

At March 31, 2013, the Bank held $7.2 million of FHLB stock. FHLB stock is carried at par value ($100 per share) and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

Management evaluates FHLB stock for impairment. The determination of whether this investment is impaired is based on the Bank's assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB.

On October 25, 2010, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The Consent Order sets forth requirements for capital management, asset composition, and other operational and risk management improvements. In addition, the FHLB may not repurchase member stock or pay dividends, until they achieve and maintain financial thresholds established by the FHFA as part of the agency's supervisory process, subject to FHFA approval. These restrictions are not expected to have a material effect on our financial position, liquidity or results of operations. The Bank has determined there is not an OTTI on the FHLB stock investment as of March 31, 2013.

During the third quarter of 2012, the FHLB announced that the FHFA had granted them the authority to repurchase up to $25 million in excess capital stock per quarter, provided that their financial condition - measured primarily by the ratio of market value of equity-to-par value of capital stock - does not deteriorate. As a result, the FHLB repurchased shares on a pro-rata basis from its shareholders, including 659 shares from the Bank, at par value during the first quarter of 2013.

Note 10- Stock-Based Compensation

In June 2008, First Financial Northwest's shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock and stock appreciation rights.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total compensation expense for the Plan was $481,000 and $479,000 for the three months ended March 31, 2013 and 2012, respectively, and the related income tax benefit was $168,000 for both quarters ended March 31, 2013 and 2012.

Stock Options

The Plan authorizes the grant of stock options totaling 2,285,280 shares to Company directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At March 31, 2013, remaining options for 852,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the grant date using a Black-Scholes model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The historical volatility of the Company's stock price over a specified period of time is used for the expected volatility assumption. First Financial Northwest bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. First Financial Northwest elected to use the “Share-Based Payments” method permitted by the Securities and Exchange Commission to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at the midpoint.

A summary of the Company’s stock option plan awards for the quarter ended March 31, 2013, follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	1,448,524	$9.41	5.88	$176,000	$1.95
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	(16,000)	8.89	—	—	2.06
Outstanding at March 31, 2013	1,432,524	9.42	5.64	189,000	1.95
Expected to vest assuming a 3% forfeiture rate
over the vesting term	362,941	8.86	6.55	109,998

Exercisable at March 31, 2013	1,058,819	9.62	5.31	75,600

As of March 31, 2013, there was $372,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At March 31, 2013, remaining restricted stock awards for 97,478 shares were available to be awarded. Shares that have been repurchased totaled 230,047 and are held in trust until they are issued in connection with the agreement.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of changes in nonvested restricted stock awards for the quarter ended March 31, 2013, follows:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	244,847	$8.95
Granted	—	—
Vested	(6,400)	8.35
Forfeited	(8,400)	8.83
Nonvested at March 31, 2013	230,047	8.98

Expected to vest assuming a 3% forfeiture rate over the vesting term	223,145

As of March 31, 2013, there was $1.2 million of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.0 years. The total fair value of shares vested for both quarters ended March 31, 2013 and 2012 was $53,000.

Note 11 - Federal Income Taxes

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

Our primary deferred tax assets relate to our net operating loss carryforward, our ALLL and our employee benefit plans.

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

As of March 31, 2013, the consolidated balance sheet includes gross deferred tax assets of $20.4 million and a deferred tax asset valuation allowance of $16.5 million. During the second quarter of 2012, management determined that a partial release of $1.0 million was appropriate based on our return to profitability and our projections for future taxable income. Deferred tax assets that will most likely not be recognized total $545,000 and relates to a capital loss carryforward. The remaining $19.8 million of deferred tax assets may be recognized in the future if the Company remains profitable. Deferred tax liabilities totaled $2.9 million, resulting in a net deferred tax asset of $1.0 million at March 31, 2013.

The Company's federal net operating loss carryforward was $29.8 million at March 31, 2013 and will begin to expire in 2030. The Company had an alternative minimum tax credit carryforward totaling $1.5 million, with no expiration date.

Note 12 - Earnings Per Share

Per the provisions of FASB ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company's nonvested restricted stock awards qualify as participating securities. The inclusion of these awards in the computation of EPS was immaterial for the three months ended March 31, 2013 and 2012. ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except share data)
Net income	$1,556	$622

Basic weighted-average common shares outstanding	17,714,538	17,601,687
Plus common stock options considered outstanding for dilutive purposes
(excludes antidilutive options)	21,210	14,965
Diluted weighted-average common shares outstanding	17,735,748	17,616,652

Basic earnings per share	$0.09	$0.04
Diluted earnings per share	$0.09	$0.04

Options to purchase an additional 1,382,524 and 1,323,524 shares of common stock at March 31, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because their exercise price resulted in them being antidilutive.

Note 13 - Segment Information

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco (“Federal Reserve”) and our bank subsidiary by the

Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate enforcement actions against the Company or the Bank to take corrective action and refrain from unsafe and unsound practices which also may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; our ability to reduce our noninterest expenses; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed from time to time in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2012 ("2012 Form 10-K"). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Regulatory Items

During April 2013, the Memorandum of Understanding ("MOU") by and between the Bank and the FDIC and the DFI (originally effective March 27, 2012) was terminated. Also in April 2013, the MOU by and between First Financial Northwest and the FRB (originally effective April 14, 2010) was terminated. As a result, the Company is no longer required to obtain the approval of the FRB prior to the repurchase of its common stock and for the payment of any cash dividends. The FDIC, DFI and FRB have also terminated the Bank's and First Financial Northwest's "troubled condition" status.

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

An offset to net interest income is the provision for loan losses, which represents the periodic charge to operations which is required to adequately provide for probable losses inherent in our loan portfolio.

Our noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, OREO-related expenses, professional fees, regulatory assessments and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for retirement and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of real estate taxes, depreciation expenses, maintenance and costs of utilities. OREO-related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes and insurance related to the properties included in the OREO inventory.

Net income for the three months ended March 31, 2013 was $1.6 million, or $0.09 per diluted share, as compared to net income of $622,000, or $0.04 per diluted share for the three months ended March 31, 2012. The change in operating results in the first quarter of 2013, as compared to the first quarter of 2012, was primarily the result of a $321,000 decrease in net interest income, a $1.7 million decrease in the provision for loan losses, a $177,000 decrease in noninterest income, an increase of $257,000 in noninterest expense and an $11,000 increase in the provision for federal income taxes.

During the three months ended March 31, 2013, our total loan portfolio decreased $1.1 million, or 0.2% from December 31, 2012, primarily due to a $6.1 million, or 2.0% decrease in one-to-four family residential loans and a $1.3 million, or 1.1% decrease in the multifamily loan portfolio. Our construction/land development loans increased $2.5 million, or 13.0% and commercial real estate loans increased $4.7 million, or 2.1% during the same period.

The following table details our five largest lending relationships at March 31, 2013:

Borrower (1)	One-to-Four Family Residential (Rental Properties)	Multifamily	Commercial Real Estate (Rental Properties)	Construction/Land Development	Aggregate Balance of Loans (2)
	(In thousands)
Real estate builder	$19,852	$—	$96	$4,436	$24,384
Real estate investor	—	—	18,046	—	18,046
Real estate builder (3)	14,472	—	222	—	14,694
Real estate investor	8,879	4,021	926	—	13,826
Real estate builder (4)	12,795	—	806	—	13,601
Total	$55,998	$4,021	$20,096	$4,436	$84,551
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	Net of LIP.

(3)	Of this amount, $13.1 million were considered impaired loans, all of which were performing one-to-four family residential loans.

(4)
Of this amount, $12.8 million were considered impaired loans, of which $12.0 million were performing one-to-four family residential loans and $806,000 is a restructured performing commercial real estate loan.

These relationships, which represent 12.7% of our loans, net of undisbursed funds, decreased $1.1 million from December 31, 2012. Of the three builders listed above, two are operating under restructured loan plans established by the Bank. As of March 31, 2013, both continue to perform in accordance with the terms of their respective plans. None of the restructured loans to these two borrowers have ever been delinquent, except for one commercial real estate loan which was restructured and brought current at the end of 2010. The remaining three borrowers were current on their loan payments at March 31, 2013. We monitor the performance of these borrowing relationships very closely due to the concentration risk they possess in relation to the entire loan portfolio.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. The following are our critical accounting policies.

Allowance for Loan and Lease Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. The specific allowance component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's ALLL. Such agencies may require management to make adjustments to the ALLL based on their judgments about information available to them at the time of their examination.

Our Audit Committee approves the provision for loan losses on a quarterly basis and the Board of Directors ratifies the Audit Committees' actions. The allowance is increased by the provision for loan losses which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the ALLL is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio. The impact of an unexpected large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings. For additional information, see "If our allowance for loan losses is not adequate, we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations," within the section titled "Item 1A. Risk Factors" in our 2012 Form 10-K.

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

Deferred Taxes.  Deferred tax assets arise from a variety of sources, the most significant are related to: a) net operating loss carryforwards; b) the ALLL; c) employee benefit plans; d) expenses recognized in our financial statements but disallowed in the tax return until the associated cash flow occurs; and e) write-downs in the value of assets for financial statement purposes that are not deductible for tax purposes until the asset is sold or deemed worthless.

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
Comparison of Financial Condition at March 31, 2013 and December 31, 2012

General. At March 31, 2013, total assets decreased $56.0 million to $886.7 million from $942.7 million at December 31, 2012. This decrease in total assets was primarily the result of reductions in interest-bearing deposits of $62.1 million, net loans receivable of $1.1 million and OREO of $1.0 million, partially offset by an increase of $8.5 million in investments available-for-sale. Total liabilities decreased $57.5 million to $698.0 million at March 31, 2013 from $755.5 million at December 31, 2012, primarily due to a decrease of $15.7 million in deposits and $49.1 million in advances from the FHLB, partially offset by a $6.3 million increase in investment transactions payable. Investment transactions payable represents investment securities that have been purchased where the settlement date is in the future. Stockholders’ equity increased $1.6 million to $188.7 million at March 31, 2013 from $187.1 million at December 31, 2012, primarily due to net income of $1.6 million for the first quarter of 2013.

Assets. Total assets were $886.7 million at March 31, 2013, a decrease of $56.0 million, or 5.9% from $942.7 million at December 31, 2012. The following table details the changes in the composition of our assets at March 31, 2013 from December 31, 2012.

	Balance at March 31, 2013	Increase/(Decrease) from December 31, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Cash on hand and in banks	$4,388	$99	2.3%
Interest-bearing deposits	21,303	(62,149)	(74.5)
Investments available-for-sale, at fair value	160,770	8,508	5.6
Loans receivable, net	649,369	(1,099)	(0.2)
Premises and equipment, net	17,867	(206)	(1.1)
FHLB stock, at cost	7,215	(66)	(0.9)
Accrued interest receivable	3,523	39	1.1
Deferred tax assets, net	1,000	—	—
OREO	16,310	(1,037)	(6.0)
Prepaid expenses and other assets	4,975	(24)	0.5
Total assets	$886,720	$(55,935)	(5.9)

Interest-bearing deposits decreased $62.1 million to $21.3 million at March 31, 2013, from $83.5 million at December 31, 2012. During the quarter, excess liquidity was used primarily to restructure our FHLB advances, including the repayment of a $50.0 million maturing FHLB advance, as discussed below. We subsequently borrowed a $34.0 million fixed-rate FHLB advance at a rate of 0.81%. Investments available-for-sale increased $8.5 million, or 5.6% to $160.8 million at March 31, 2013, from $152.3 million at December 31, 2012. Net loans receivable decreased $1.1 million to $649.4 million at March 31, 2013 from December 31, 2012. Loan originations for the quarter were $28.6 million, of which $10.9 million and $11.3 million were in one-to-four family residential and commercial real estate loans, respectively. Principal repayments for the loan portfolio during the quarter were $26.0 million and loans transferred to OREO were $3.4 million. OREO decreased $1.0 million, or 6.0% to $16.3 million at March 31, 2013, from $17.3 million at December 31, 2012 as we continue to sell our inventory of foreclosed real estate.

As of March 31, 2013, the consolidated balance sheet included gross deferred tax assets of $20.4 million and a deferred tax asset valuation allowance of $16.5 million. The remaining $19.8 million of tax benefits may be recognized in the future if the Company remains profitable. Deferred tax liabilities totaled $2.9 million, resulting in a net deferred tax asset of $1.0 million at March 31, 2013.

Deposits. During the first three months of 2013, deposits decreased $15.7 million to $650.1 million at March 31, 2013, compared to $665.8 million at December 31, 2012. Deposit accounts consisted of the following:

	Balance at March 31, 2013	Increase/ (Decrease) from December 31, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$6,201	$47	0.8%
NOW	17,386	1,442	9.0
Statement savings	18,319	46	0.3
Money market	154,858	(6,861)	(4.2)
Certificates of deposit	453,370	(10,337)	(2.2)
	$650,134	$(15,663)	(2.4)

NOW accounts increased $1.4 million during the first quarter of 2013, offset by decreases of $6.9 million and $10.3 million in money market accounts and certificates of deposit, respectively. The decrease in certificates of deposit was primarily the result of our strategy to utilize our excess liquidity, mainly cash, to reduce higher-cost deposits by competing less aggressively on deposit interest rates. We believe customers who were more interest rate sensitive elected to withdraw their funds to invest in higher yielding investment products, which contributed to the decline in our deposit balances. Included in the certificates of deposit balance at March 31, 2013 was $11.9 million in public funds. We did not have any brokered deposits at March 31, 2013 or December 31, 2012.

Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk and to leverage our balance sheet. Total FHLB advances at March 31, 2013 were $34.0 million, a decrease of $49.1 million from December 31, 2012. During the quarter, we repaid a $50.0 million maturing FHLB advance with an interest rate of 2.17% and prepaid $33.0 million in FHLB advances with a weighted-average interest rate of 2.93%, incurring a prepayment penalty of $679,000. We subsequently borrowed a $34.0 million fixed-rate FHLB advance with an interest rate of 0.81% during the quarter.

Stockholders’ Equity. Total stockholders’ equity increased $1.6 million, or 0.9% to $188.7 million at March 31, 2013 from $187.1 million at December 31, 2012. The increase was primarily the result of net income of $1.6 million generated during the first quarter ended March 31, 2013.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

General. Net income for the first quarter of March 31, 2013 was $1.6 million, an increase of $934,000 from $622,000 for the comparable quarter in the prior year. The increase in net income reflected net decreases of $1.7 million in the provision for loan losses, $321,000 and $177,000 in net interest income and noninterest income, respectively, and increases in noninterest expense and federal income taxes of $257,000 and $11,000, respectively.

Net Interest Income. Net interest income for the quarter ended March 31, 2013 decreased $321,000 to $7.4 million, as compared to $7.7 million for the same quarter in 2012. A decrease of $1.3 million in interest expense was offset by a $1.6 million decrease in interest income. Average interest-earning assets decreased $149.3 million to $843.1 million for the three months ended March 31, 2013, from the same quarter in 2012 primarily due to decreases in the average balance of both our interest-bearing deposits and loan portfolio. Average interest-bearing liabilities decreased $165.0 million to $688.6 million for the first quarter of 2013 compared to the first quarter of 2012, primarily due to declines in the average balance of both our certificates of deposit and FHLB advances. During the same period, our yield on interest-earning assets increased three basis points while our cost of funds decreased 37 basis points. Our interest rate spread for the quarter ended March 31, 2013 increased 40 basis points to 3.28% compared to 2.88% for the first quarter of 2012. Our net interest margin for the first quarter of 2013 increased 40 basis points to 3.51% from 3.11% for the same quarter last year.

The following table sets forth the effects of changes in rates and volumes on our net interest income:

	Three Months Ended March 31, 2013 Compared to March 31, 2012 Increase/(Decrease) Due to
	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loan receivable, net	$(784)	$(644)	$(1,428)
Investments available-for-sale	(184)	64	(120)
Interest-bearing deposits	—	(76)	(76)
Total net change in income on interest-earning assets	(968)	(656)	(1,624)

Interest-bearing liabilities:
NOW	—	1	1
Money market	(28)	(15)	(43)
Certificates of deposit	(501)	(505)	(1,006)
Advances from the FHLB	29	(284)	(255)
Total net change in expense on interest-bearing liabilities	(500)	(803)	(1,303)
Net change in net interest income	$(468)	$147	$(321)

Interest Income. Total interest income for the first quarter of 2013 decreased $1.6 million, or 14.6% to $9.5 million from $11.2 million, as compared to the first quarter of 2012.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012		Increase/(Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$650,955	5.56%	$693,437	6.04%	$(1,428)
Investments available-for-sale	151,013	1.25	136,234	1.74	(120)
Interest-bearing deposits	33,880	0.25	155,377	0.25	(76)
FHLB stock	7,271	—	7,413	—	—
Total interest-earning assets	$843,119	4.53	$992,461	4.50	$(1,624)

Interest income from net loans receivable decreased $1.4 million to $9.0 million during the first three months of 2013, as compared to the same period in 2012. The reason for the decline was due to a 48 basis point decrease in the average loan yield from the comparable quarter in 2012, resulting in a $784,000 decrease in interest income and a $42.5 million decrease in the average loan balance to $651.0 million, resulting in a $644,000 decrease in interest income.

Interest income from investments available-for-sale declined $120,000 to $473,000 for the three months ended March 31, 2013, as compared to $593,000 for the comparable period in 2012. The primary reason for the decrease in interest income from investments available-for-sale was due to a decrease of 49 basis points in the average investment yield, resulting in a $184,000 decrease in interest income reflecting the continued low interest rate environment, partially offset by a $64,000 increase in interest income due to a $14.8 million increase in the average balance of investments during the quarter compared to the same quarter in 2012.

Interest Expense. Total interest expense for the three months ended March 31, 2013 was $2.2 million, a decrease of $1.3 million compared to $3.5 million for the first quarter of 2012.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012		Increase/ (Decrease) in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW	$16,455	0.15%	$14,026	0.14%	$1
Statement savings	18,304	0.20	17,824	0.20	—
Money market	158,468	0.22	178,525	0.29	(43)
Certificates of deposit	458,348	1.56	560,094	2.00	(1,006)
Advances from the FHLB	37,007	2.77	83,066	2.46	(255)
Total interest-bearing liabilities	$688,582	1.25	$853,535	1.62	$(1,303)

Interest expense on our certificates of deposit accounts decreased $1.0 million, primarily due to the $101.7 million decline in the average balance of certificates of deposit and a 44 basis point reduction in our cost of certificates. Interest expense on our money market accounts decreased $43,000, primarily as a result of a decrease in the average cost of these funds of seven basis points, or $28,000 to 0.22% from 0.29% for the first quarter of 2013, as compared to the same quarter in 2012. Interest expense related to our FHLB advances decreased $255,000, primarily as a result of the decrease of $46.1 million in the average balance of our advances to $37.0 million for the first quarter of 2013, as compared to $83.1 million during the quarter ended March 31, 2012, resulting in a $284,000 reduction in interest expense. In addition, our average cost of funds for FHLB advances increased 31 basis points to 2.77% from 2.46% for the first quarter of 2013 compared to the same quarter in 2012, increasing interest expense by $29,000.

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

During the quarter ended March 31, 2013, management evaluated the adequacy of the ALLL and concluded that no provision was required for the quarter, compared to a $1.7 million provision for the same quarter in 2012. The following items were considered in evaluating the loan loss provision for the quarter ended March 31, 2013:

•	Delinquent loans, loans over 30 days past due, decreased $4.2 million to $16.7 million at March 31, 2013, from $20.9 million at December 31, 2012 and $25.0 million at March 31, 2012;

•
Nonperforming loans decreased $3.8 million to $19.0 million at March 31, 2013, from $22.8 million at December 31, 2012 and $26.4 million at March 31, 2012, continuing the trend of improvement within the loan portfolio;

•	Nonperforming loans as a percent of total loans was 2.9% at March 31, 2013, compared to 3.4% at December 31, 2012 and 3.8% at March 31, 2012, and

•	The weighted-average historical loss factor, which is an element within the loss provision calculation, decreased over the prior three year period as charge-offs decreased.

The ALLL decreased $540,000 to $12.0 million at March 31, 2013 compared to $12.5 million at December 31, 2012, as a result of net charge-offs during the quarter of $540,000. The ALLL represented 63.3% of nonperforming loans and 1.8% of total loans at March 31, 2013 compared to 55.1% and 1.9%, respectively, at December 31, 2012.

We believe that the ALLL as of March 31, 2013 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table presents a breakdown of our nonperforming assets and as a percent of total assets at the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012	Three Month Increase/(Decrease)	One Year Increase/ (Decrease)
	(In thousands)
Nonperforming loans:
One-to-four family residential	$5,980	$6,248	$8,691	$(268)	$(2,711)
Multifamily	2,623	4,711	949	(2,088)	1,674
Commercial real estate	4,883	6,274	7,588	(1,391)	(2,705)
Construction/land development	4,747	4,767	8,991	(20)	(4,244)
Consumer	732	759	164	(27)	568
Total nonperforming loans	18,965	22,759	26,383	(3,794)	(7,418)

OREO	16,310	17,347	22,448	(1,037)	(6,138)
Total nonperforming assets	$35,275	$40,106	$48,831	$(4,831)	$(13,556)

Nonperforming assets as a percent of total assets	3.98%	4.25%	4.71%

Nonperforming loans include loans to borrowers who are experiencing deteriorating financial conditions and there is doubt as to the ultimate recoverability of the full principal and interest due the Bank in accordance with the terms of the loan agreement. Nonperforming loans decreased $3.8 million to $19.0 million at March 31, 2013, from $22.8 million at December 31, 2012. This decrease was the result of $1.3 million of loans classified as nonperforming during the three months ended March 31, 2013, offset by $619,000 in charge-offs, $674,000 in short sales and $3.4 million of loans transferred to OREO.

The three largest nonperforming loans in the loan portfolio at March 31, 2013 included a $3.9 million construction/land development loan secured by 34 acres for a 251-unit residential development located in Whatcom County. The project consists of 77 detached condominium lots (single-family residences) and vacant land for 174 attached units (multifamily). All of the ground work has been completed and the property is ready for construction, although no vertical construction has taken place. In addition to this loan, the three largest nonperforming loans consisted of a $2.6 million commercial real estate loan secured by a retail/office building and a $2.4 million multifamily loan secured by a 31-unit attached three building residential complex, both located in Pierce County.

Nonperforming assets continued to decrease during the quarter. At their peak, nonperforming assets reached $166.4 million at March 31, 2010, decreasing to $35.3 million at March 31, 2013, representing a $131.1 million, or 78.8% decrease.

The following table presents a breakdown of our TDRs:

	March 31, 2013	December 31, 2012	March 31, 2012	Three Month Increase/ (Decrease)	One Year Increase/ (Decrease)
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$2,679	$3,422	$2,999	$(743)	$(320)
Multifamily	—	1,058	—	(1,058)	—
Commercial real estate	—	—	462	—	(462)
Construction/land development	—	—	183	—	(183)
Consumer	47	48	—	(1)	47
Total nonperforming TDRs	2,726	4,528	3,644	(1,802)	(918)

Performing TDRs:
One-to-four family residential	52,270	52,644	51,643	(374)	627
Multifamily	1,234	1,239	2,496	(5)	(1,262)
Commercial real estate	12,251	11,965	11,347	286	904
Consumer	—	—	70	—	(70)
Total performing TDRs	65,755	65,848	65,556	(93)	199

Total TDRs	$68,481	$70,376	$69,200	$(1,895)	$(719)

Our TDRs decreased $1.9 million, or 2.7% to $68.5 million at March 31, 2013, compared to $70.4 million at December 31, 2012 and decreased $719,000, or 1.0% as compared to $69.2 million at March 31, 2012. During the first three months of 2013, we added $392,000 of new performing TDRs and transferred $1.8 million of nonperforming TDRs to OREO, while $243,000 of TDRs were paid off and $293,000 in principal payments were received.

As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included lowering the interest rate on the loan for a period of time and/or extending the maturity date of the loan or allowing interest only payments for a specific time frame. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is in the Bank's best interest. Of the $68.5 million in TDRs at March 31, 2013, $65.8 million were performing and $2.7 million were not performing according to their restructured payment terms.

The largest TDR relationship at March 31, 2013 totaled $13.1 million and was comprised of 84 one-to-four family residential rental properties located in King, Kitsap, Pierce and Thurston counties. At March 31, 2013, there were no LIP in connection with these restructured and impaired loans.

OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. The following table presents a breakdown of our OREO by county and number of properties at March 31, 2013.

	County				Total	Number of Properties	Percent of Total OREO
	King	Pierce	Kitsap	All Other
	(Dollars in thousands)
OREO:
One-to-four family residential	$1,436	$1,587	$410	$375	$3,808	15	23.3%
Multifamily	—	1,729	—	—	1,729	2	10.6
Commercial real estate (1)	563	7,037	920	724	9,244	12	56.7
Construction/land development	—	933	205	391	1,529	5	9.4
Total OREO	$1,999	$11,286	$1,535	$1,490	$16,310	34	100%
_________
(1) Of the 12 properties classified as commercial real estate, seven are office/retail buildings, two are mixed-use buildings and three are undeveloped lots.

The following table presents a breakdown of our OREO activity:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$17,347	$26,044
Loans transferred to OREO	3,376	1,846
Capitalized improvements	33	—
Dispositions of OREO	(4,301)	(5,132)
Market value adjustments	(145)	(310)
Balance at end of period	$16,310	$22,448

OREO decreased $1.0 million, or 6.0% to $16.3 million at March 31, 2013, from $17.3 million at December 31, 2012, as sales and write-downs of OREO exceeded transfers of loans into OREO during the first quarter of 2013. We sold $4.3 million of OREO during the first quarter of 2013, which was comprised of 20 properties and generated a net gain on sale of $632,000. OREO at March 31, 2013 consisted of $9.3 million in commercial real estate properties, $1.5 million in construction/land development projects, $3.8 million in one-to-four family residential homes and $1.7 million in multifamily properties.

The three largest OREO properties at March 31, 2013 were an office/retail building valued at $3.4 million, an office/retail building valued at $1.2 million and a two building 19-unit apartment complex valued at $1.1 million, all located in Pierce County.

We continue to focus our efforts on converting nonperforming loans to OREO through foreclosure or deeds in lieu of foreclosure and selling the properties. By taking ownership of these properties, we can convert nonearning assets into earning assets on a more timely basis. Our success in this area is reflected by the improved ratio of our average interest-earning assets to average interest-bearing liabilities of 122.4% at March 31, 2013 compared to 119.8% and 116.3% at December 31, 2012 and March 31, 2012, respectively.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Provision for loan losses	$—	$1,700
Charge-offs	619	3,699
Recoveries	79	272
ALLL	12,002	14,832
ALLL as a percent of total loans	1.81%	2.13%
ALLL as a percent of nonperforming loans	63.28	56.22
Total nonperforming loans	$18,965	$26,383
Nonperforming loans as a percent of total loans	2.86%	3.78%
Total loans receivable	$663,499	$697,357
Total loans originated	28,552	17,492

Noninterest Income. Noninterest income decreased $177,000 to $104,000 for the first quarter of 2013 from $281,000 for the same quarter in 2012. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended March 31, 2013	Increase/(Decrease) from March 31, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$17	$1	6.3%
Loan service fees	35	5	16.7
Gain on sale of investments	—	(194)	(100.0)
Servicing rights, net	(3)	7	(70.0)
Other	55	4	7.8
Total noninterest income	$104	$(177)	(63.0)

The decrease in noninterest income for three months ended March 31, 2013 compared to the same period in 2012 was primarily due to no investment sales during the quarter ended March 31, 2013 compared to $194,000 in net gains on the sales of investments during the first quarter of 2012.

Noninterest Expense. Noninterest expense increased $257,000 to $5.9 million for the first quarter of 2013 from $5.6 million for the comparable quarter in 2012. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended March 31, 2013	Increase/(Decrease) from March 31, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$3,614	$187	5.5%
Occupancy and equipment	354	(51)	(12.6)
Professional fees	356	(117)	(24.7)
Data processing	162	(19)	(10.5)
Gain on sales of OREO property, net	(632)	(411)	186.0
OREO market value adjustments	145	(165)	(53.2)
OREO-related expenses, net	334	(155)	(31.7)
Regulatory assessments	283	186	191.8
Insurance and bond premiums	114	14	14.0
Proxy contest and related litigation	89	89	100.0
Marketing	18	(34)	(65.4)
Prepayment penalty on FHLB advances	679	679	100.0
Other general and administrative	362	54	17.5
Total noninterest expense	$5,878	$257	4.6

The increase in noninterest expense for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to the FHLB prepayment penalty of $679,000 incurred during the quarter ended March 31, 2013 on the refinance of a $33.0 million advance with no comparable transaction during the same quarter in 2012. In addition, salaries and employee benefits increased $187,000, as compared to the first quarter of last year due to personnel changes within the Bank. These increases were partially offset by a decrease in pension plan expenses as a result of the decision to freeze the pension plan, effective March 31, 2013. Our regulatory assessments increased $186,000, primarily due to a one-time adjustment in the first quarter of 2012 related to the termination of the Bank's consent order. These increases were partially offset by a $731,000 decrease in OREO-related expenses.

Federal Income Tax Expense. We recorded a $59,000 federal income tax provision for the quarter ended March 31, 2013, as a result of our being subject to the alternative minimum tax.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, loan and investment repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At March 31, 2013, certificates of deposit scheduled to mature in one year or less totaled $218.5 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions, although recently we have been less aggressive in competing for certificates of deposit and public funds in order to reduce our cost of funds. Historically, we have been able to retain a significant amount of the deposits as they mature. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs. At March 31, 2013, the Bank maintained credit facilities with the FHLB totaling $233.6 million with an outstanding balance of $34.0 million. At March 31, 2013, we also had available a $10.0 million credit facility with another financial institution, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flow in Item 1 of this Form 10-Q.

On a monthly basis, we estimate our liquidity sources and needs for the next six months. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset/Liability Management Committee in forecasting funding needs and investing opportunities. We believe that our current liquidity position and our expected operating results are sufficient to fund all of our existing commitments

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2013 and December 31, 2012, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at March 31, 2013.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$7,711	$7,711	$—	$—	$—
Unused portion of lines of credit	8,058	1,646	1,330	962	4,120
Undisbursed portion of construction loans	9,377	2,566	6,811	—	—
Total commitments	$25,146	$11,923	$8,141	$962	$4,120

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

Capital

At March 31, 2013, stockholders' equity totaled $188.7 million, or 21.3% of total assets. Our book value per share of common stock was $10.04 at March 31, 2013 compared to $9.95 at December 31, 2012. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” institution in accordance with regulatory standards. As of March 31, 2013, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank only were as follows at March 31, 2013: Tier 1 leverage capital 17.46%; Tier 1 risk-based capital 26.56%; and Total risk-based capital 27.82%. The regulatory capital requirements to be considered well capitalized are 10%, 6% and 5%, respectively. The Bank met the financial ratios for “well-capitalized” status at March 31, 2013. In addition, at March 31, 2013, First Financial Northwest, the parent company of the Bank, had $20.3 million of available cash to potentially increase its investment in the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General. Our Board of Directors has approved an asset/liability management policy to guide management in maximizing interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability. The policy established an Asset/Liability Management Committee comprised of certain members of senior management and the Board of Directors. The Committee's purpose is to communicate, coordinate and manage our asset/liability position consistent with our business plan and Board-approved policies. The Asset/Liability Management Committee meets quarterly to review various areas including:

•	economic conditions;

•	interest rate outlook;

•	asset/liability mix;

•	interest rate risk sensitivity;

•	current market opportunities to promote specific products;

•	historical financial results;

•	projected financial results; and

•	capital position.

The Committee also reviews current and projected liquidity needs. As part of its procedures, the Asset/Liability Management Committee regularly reviews interest rate risk by forecasting the impact that changes in interest rates may have on net interest income and the market value of portfolio equity, which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments and evaluating such impacts against the maximum potential change in the market value of portfolio equity that is authorized by the Board of Directors.

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

We have utilized the following strategies in our efforts to manage interest rate risk:

•	we have attempted, where possible, to extend the maturities of our deposits and FHLB advances, which typically fund our long-term assets;

•	we have invested in securities with relatively short average lives, generally less than eight years; and

•	we have added adjustable-rate securities to our investment portfolio.

During the first quarter of 2013, we purchased $4.0 million of variable-rate investments. These purchases were of investment grade corporate bonds meeting our current investment objectives and continued our efforts to increase the level of interest sensitive assets on our balance sheet and to protect against the interest rate risk from our predominantly fixed-rate loan portfolio in anticipation of a rising interest rate environment. Additionally during the first quarter, a $50.0 million advance from the FHLB matured and was repaid. In addition, we prepaid $33.0 million of FHLB advances. Subsequently, we borrowed $34.0 million at a fixed-rate from the FHLB during the quarter that provides a significant interest cost savings and extends the maturity for three years as compared to the advance that was prepaid.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income as a percentage of net income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 18% of our total loans were comprised of adjustable-rate loans at March 31, 2013. At that date, $51.4 million, or 41.6% of these loans with a weighted-average interest rate of 4.8% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

The following table illustrates the change in our net interest income at March 31, 2013 that would occur in the event of a gradual change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at March 31, 2013
Basis Point Change in Rates	% Change
+300	1.63%
+200	1.01
+100	0.26
Base	(1.19)
(100)	(1.34)

The following table illustrates the change in our net portfolio value (“NPV”) at March 31, 2013 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (2)			Portfolio Value of Assets		Value of
Rates (1)	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	Assets (6)
	(Dollars in thousands)
+300	$167,179	$(52,519)	(23.91)%	19.88%	(5.71)%	$841,053
+200	187,683	(32,015)	(14.57)	21.58	(3.48)	869,795
+100	205,256	(14,442)	(6.57)	22.90	(1.57)	896,154
Base	219,698	—	—	23.87	—	920,275
(100)	244,747	25,049	11.40	25.74	2.72	950,890
_____________
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

When interest rates rise by 100, 200 or 300 basis points, our net interest income initially increases because a significant portion (over 29%) of our interest-earning assets are based on indices that adjust frequently to changes in market interest rates. Our interest-earning assets are primarily fixed-rate, intermediate-term and long-term loans, and to a lesser extent, investment securities and loans with yields based on market indexes. An increasing percentage of our interest-bearing liabilities are relatively short-term deposits or FHLB borrowings. Deposits comprise the majority and their repricing is dependent upon management's response to increasing interest rates or, in the case of certificates of deposit, the contractual maturity of the deposit instrument.

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

At March 31, 2013, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be one of our primary risks as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Changes in Internal Controls: In the quarter ended March 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of equity securities in the first quarter of 2013.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Form of Employment Agreement for the President and Chief Executive Officer (1)
10.1	Form of Employment Agreement for the President and Chief Executive Officer of First Savings Bank Northwest (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak,
Harry A. Blencoe, Robert H. Gagnier and Joseph W. Kiley III (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
10.7	2008 Equity Incentive Plan (3)
10.8	Forms of incentive and non-qualified stock option award agreements (4)
10.9	Form of restricted stock award agreement (4)
10.10	Settlement Agreement and Mutual Release with the Stilwell Group (6)
10.11	Transition Agreement Modification Agreement for Victor Karpiak (6)
10.12	Amendment No. 1 to the Settlement and Mutual Release Agreement with the Stilwell Group (7)
10.13	Amendment No. 2 to the Settlement and Mutual Release Agreement with the Stilwell Group (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.0
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

_____________

(1)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 21, 2013.

(3)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated April 2, 2012.

(6)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2012.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 17, 2013.

(8)	Filed as an amendment to First Financial Northwest's Current Report on Form 8-K dated February 26, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: May 9, 2013	By:	/s/ Victor Karpiak
Victor Karpiak
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Kari Stenslie
Kari Stenslie
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the qaurter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.