Form 10-Q
period 2013-06-30
First Financial Northwest, Inc.
filed 2013-08-07
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 2, 2013, 17,190,621 shares of the issuer's common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

Part 1. Financial Information

Item 1. Financial Statements

	June 30, 2013	December 31, 2012
Assets

Cash on hand and in banks	$5,682	$4,289
Interest-bearing deposits	27,837	83,452
Investments available-for-sale, at fair value	152,664	152,262
Loans receivable, net of allowance of $12,313 and $12,542	653,757	650,468
Premises and equipment, net	17,679	18,073
Federal Home Loan Bank ("FHLB") stock, at cost	7,149	7,281
Accrued interest receivable	3,633	3,484
Deferred tax assets, net	14,870	1,000
Other real estate owned ("OREO")	14,226	17,347
Prepaid expenses and other assets	4,718	4,999
Total assets	$902,215	$942,655

Liabilities and Stockholders' Equity

Interest-bearing deposits	$622,889	$659,643
Noninterest-bearing deposits	7,948	6,154
Advances from the FHLB	74,000	83,066
Advance payments from borrowers for taxes and insurance	3,135	2,186
Accrued interest payable	59	179
Investment transactions payable	2,676	—
Other liabilities	4,433	4,310
Total liabilities	715,140	755,538

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued
or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding
17,190,621 and 18,805,168 shares at June 30, 2013 and December 31, 2012, respectively	172	188
Additional paid-in capital	175,279	190,534
Retained earnings, substantially restricted	23,912	6,650
Accumulated other comprehensive income (loss), net of tax	(1,849)	748
Unearned Employee Stock Ownership Plan ("ESOP") shares	(10,439)	(11,003)
Total stockholders' equity	187,075	187,117
Total liabilities and stockholders' equity	$902,215	$942,655
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$9,063	$9,802	$18,107	$20,274
Investments available-for-sale	603	500	1,076	1,093
Interest-bearing deposits	18	97	39	194
Total interest income	$9,684	$10,399	$19,222	$21,561
Interest expense
Deposits	1,763	2,627	3,656	5,568
FHLB advances	116	511	372	1,022
Total interest expense	$1,879	$3,138	$4,028	$6,590
Net interest income	7,805	7,261	15,194	14,971
Provision for loan losses	100	650	100	2,350
Net interest income after provision for loan losses	$7,705	$6,611	$15,094	$12,621
Noninterest income
Net gain on sale of investments	1	94	1	288
Other	154	236	258	323
Total noninterest income	$155	$330	$259	$611
Noninterest expense
Salaries and employee benefits	3,755	3,451	7,369	6,878
Occupancy and equipment	345	395	699	800
Professional fees	387	468	743	941
Data processing	176	185	338	366
Gain on sale of OREO property, net	(383)	(128)	(1,015)	(349)
OREO market value adjustments	76	235	221	545
OREO-related expenses, net	151	446	485	935
Regulatory assessments	94	314	377	411
Insurance and bond premiums	121	100	235	200
Proxy contest and related litigation	16	604	105	604
Marketing	42	61	60	113
Prepayment penalty on FHLB advances	—	—	679	—
Other general and administrative	526	438	888	746
Total noninterest expense	$5,306	$6,569	$11,184	$12,190
Income before federal income tax benefit	2,554	372	4,169	1,042
Federal income tax benefit	(13,809)	(999)	(13,751)	(951)
Net income	$16,363	$1,371	$17,920	$1,993

Basic earnings per share	$0.96	$0.08	$1.03	$0.11
Diluted earnings per share	$0.95	$0.08	$1.03	$0.11

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$16,363	$1,371	$17,920	$1,993

Other comprehensive income, before tax:
Unrealized holding gains (losses) on available-for-
sale investments	(1,960)	(455)	(2,596)	(203)
Reclassification adjustment for net gain realized in
income	(1)	(94)	(1)	(288)
Other comprehensive income (loss), before tax	(1,961)	(549)	(2,597)	(491)
Income tax provision related to items of other
comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	$(1,961)	$(549)	$(2,597)	$(491)
Total comprehensive income	$14,402	$822	$15,323	$1,502

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2013
(Dollars in thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2012	18,805,168	$188	$190,534	$6,650	$748	$(11,003)	$187,117
Other comprehensive income	—	—	—	17,920	(2,597)	—	15,323
Cash dividend declared and paid ($0.04 per share)	—	—	—	(658)	—	—	(658)
Exercise of stock options	40,000	—	334	—	—	—	334
Purchase and retirement of common stock	(1,654,547)	(16)	(16,480)	—	—	—	(16,496)
Compensation related to stock options and restricted stock awards	—	—	970	—	—	—	970
Allocation of 56,426 ESOP shares	—	—	(79)	—	—	564	485
Balances at June 30, 2013	17,190,621	$172	$175,279	$23,912	$(1,849)	$(10,439)	$187,075

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$17,920	$1,993
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	2,350
OREO market value adjustments	221	545
Gain on sale of OREO property, net	(1,015)	(349)
Depreciation of premises and equipment	410	524
Net amortization of premiums and discounts on investments	966	884
ESOP expense	485	418
Compensation expense related to stock options and restricted stock awards	970	932
Net realized gain on investments available-for-sale	(1)	(288)
Loss from disposal of premises and equipment	—	6
Deferred federal income taxes	(13,870)	(998)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	281	603
Accrued interest receivable	(149)	191
Accrued interest payable	(120)	(4)
Investment transactions payable	2,676	—
Other liabilities	123	(124)
Net cash provided by operating activities	$8,997	$6,683

Cash flows from investing activities:
Proceeds from sales of investments	29,998	23,199
Capitalized improvements in OREO	(38)	—
Proceeds from sales of OREO properties	9,322	11,664
Principal repayments on investments	13,792	11,023
Purchases of investments	(47,754)	(36,792)
Net (increase) decrease in loans receivable	(8,758)	42,951
FHLB stock redemption	132	—
Purchases of premises and equipment	(16)	(56)
Net cash provided (used) by investing activities	$(3,322)	$51,989

Cash flows from financing activities:
Net decrease in deposits	(34,960)	(63,802)
Advances from the FHLB	74,000	110
Repayments of advances from the FHLB	(83,066)	(110)
Net increase in advance payments from borrowers for taxes and insurance	949	366
Proceeds from exercise of stock options	334	—
Repurchase and retirement of common stock	(16,496)	—
Cash dividends paid	(658)	—
Net cash used by financing activities	$(59,897)	$(63,436)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Continued
	Six Months Ended June 30,
	2013	2012

Net decrease in cash and cash equivalents	$(54,222)	$(4,764)
Cash and cash equivalents:
Beginning of period	87,741	164,761
End of period	$33,519	$159,997

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,148	$6,594
Federal income taxes	15	60
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan and lease losses ("ALLL"),
transferred to OREO	$5,369	$8,022

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

Note 3 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the ALLL, the valuation of OREO and the underlying collateral of loans in the process of foreclosure, deferred tax assets and the fair value of financial instruments.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on income or stockholders' equity.

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
In July 2012, the FASB issued ASU No. 2012-2, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount, in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. Under guidance in this ASU an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments were effective prospectively for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In April 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740). This ASU requires an entity to present in the financial statements an unrecognized tax benefit as a liability and the unrecognized tax benefit should not be combined with deferred tax assets to the extent that a net operating loss carryforward, tax loss or tax credit carryforward is also not available at the reporting date. The amendment is to be applied prospectively to all unrecognized tax benefits and is effective for annual and interim reporting periods beginning after December 15, 2013. The Company does not expect this ASU to have a material impact on the Company's consolidated financial statements.
Note 5 - Investments

Investment securities available-for-sale are summarized as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$49,136	$563	$(528)	$49,171
Freddie Mac	21,470	237	(178)	21,529
Ginnie Mae	29,143	15	(334)	28,824
Municipal bonds	2,045	6	(200)	1,851
U.S. Government agencies	39,357	210	(466)	39,101
Corporate bonds	12,573	21	(406)	12,188
Total	$153,724	$1,052	$(2,112)	$152,664

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

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	June 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$30,152	$(528)	$—	$—	$30,152	$(528)
Freddie Mac	10,751	(178)	—	—	10,751	(178)
Ginnie Mae	21,572	(327)	1,502	(7)	23,074	(334)
Municipal bonds	—	—	1,203	(200)	1,203	(200)
U.S. Government agencies	22,301	(362)	9,896	(104)	32,197	(466)
Corporate bonds	10,667	(406)	—	—	10,667	(406)
Total	$95,443	$(1,801)	$12,601	$(311)	$108,044	$(2,112)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$4,603	$(2)	$—	$—	$4,603	$(2)
Freddie Mac	2,952	(8)	—	—	2,952	(8)
Ginnie Mae	18,238	(131)	—	—	18,238	(131)
Municipal bonds	—	—	1,239	(166)	1,239	(166)
U.S. Government agencies	10,508	(4)	—	—	10,508	(4)
Total	$36,301	$(145)	$1,239	$(166)	$37,540	$(311)

At June 30, 2013, the Company had three securities with a gross unrealized loss of $311,000 with a fair value of $12.6 million that had an unrealized loss for greater than one year. At December 31, 2012, there was one security that had a gross unrealized loss of $166,000 with a fair value of $1.2 million that had an unrealized loss for greater than one year. Management reviewed the financial condition of the entities issuing these securities at June 30, 2013 and December 31, 2012, and determined that an other-than-temporary impairment ("OTTI") was not warranted.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an OTTI are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on the Company's Consolidated Income Statements. For debt securities, if the Company intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For the three and six months ended June 30, 2013 and 2012, the Company did not have any OTTI losses on investments.

The amortized cost and estimated fair value of investments available-for-sale at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments are shown separately.

	June 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Due after one year through five years	$26,631	$26,295
Due after five years through ten years	19,443	19,074
Due after ten years	7,901	7,771
	53,975	53,140
Mortgage-backed investments	99,749	99,524
Total	$153,724	$152,664

Under Washington state law, in order to participate in the public funds program the Company is required to pledge as collateral an amount equal to 100% of the public deposits held in the form of eligible securities. Investments with a market value of $25.1 million and $1.9 million were pledged as collateral for public deposits at June 30, 2013 and December 31, 2012, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

We sold $30.0 million of investments generating a gross gain of $10,000 and a gross loss of $9,000 during the three months ended June 30, 2013. For the three months ended June 30, 2012, we sold $12.1 million of investments resulting in a gross gain of $100,000 and a gross loss of $6,000. For the six months ended June 20, 2013 we sold $30.0 million of investments generating a gross gain of $10,000 and a gross loss of $9,000 compared to sales of $22.9 million, gross gains of $294,000 and gross losses of $6,000 for the comparable period in 2012.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Loans Receivable

Loans receivable are summarized as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
One-to-four family residential: (1)
Permanent	$294,880	$306,851
Construction	—	177
	294,880	307,028
Multifamily:
Permanent	103,187	105,936
Construction	8,160	5,585
	111,347	111,521
Commercial real estate:
Permanent	221,329	207,436
Construction	13,805	12,500
Land	1,964	1,942
	237,098	221,878
Construction/land development: (2)
One-to-four family residential	1,795	608
Multifamily	12,741	8,375
Commercial real estate	5,770	—
Land development	9,094	10,435
	29,400	19,418

Business	1,720	2,968
Consumer	9,927	11,110
Total loans	684,372	673,923

Less:
Loans in process ("LIP")	15,873	8,856
Deferred loan fees, net	2,429	2,057
ALLL	12,313	12,542
Loans receivable, net	$653,757	$650,468
___________

(1)	Includes $129.3 million and $139.8 million of non-owner occupied loans at June 30, 2013 and December 31, 2012, respectively.

(2)
Excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At June 30, 2013, the Company had $13.8 million, or 5.8% of the total commercial real estate portfolio and $8.2 million, or 7.3% of its total multifamily portfolio in these "rollover" type of loans. At December 31, 2012, the Company had $12.5 million, or 5.6% of the total commercial real estate portfolio, $5.6 million, or 5.0% of the total multifamily portfolio, and $177,000, or 0.1% of its total one-to-four family loan portfolio in these rollover type of loans. At June 30, 2013 and December 31, 2012, $2.0 million and $1.9 million, respectively, of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots when it does not intend to finance the construction as commercial real estate land loans.

At June 30, 2013 and December 31, 2012 there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method:

	At or For the Three Months Ended June 30, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,444	$1,198	$4,781	$386	$32	$161	$12,002
Charge-offs	(150)	—	—	(332)	—	(55)	(537)
Recoveries	533	208	2	—	—	5	748
Provision	(857)	(106)	736	291	(11)	47	100
Ending balance	$4,970	$1,300	$5,519	$345	$21	$158	$12,313

General reserve	$3,825	$1,232	$5,035	$345	$21	$158	$10,616
Specific reserve	$1,145	$68	$484	$—	$—	$—	$1,697

Loans: (1)
Total Loans	$294,880	$110,039	$235,812	$16,121	$1,720	$9,927	$668,499
General reserve (2)	$241,415	$108,566	$220,088	$11,752	$1,720	$9,210	$592,751
Specific reserve (3)	$53,465	$1,473	$15,724	$4,369	$—	$717	$75,748
____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Six Months Ended June 30, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,562	$1,139	$5,207	$437	$30	$167	$12,542
Charge-offs	(309)	(346)	(98)	(332)	—	(71)	(1,156)
Recoveries	533	208	3	70	—	13	827
Provision	(816)	299	407	170	(9)	49	100
Ending balance	$4,970	$1,300	$5,519	$345	$21	$158	$12,313

General reserve	$3,825	$1,232	$5,035	$345	$21	$158	$10,616
Specific reserve	$1,145	$68	$484	$—	$—	$—	$1,697

Loans: (1)
Total Loans	$294,880	$110,039	$235,812	$16,121	$1,720	$9,927	$668,499
General reserve (2)	$241,415	$108,566	$220,088	$11,752	$1,720	$9,210	$592,751
Specific reserve (3)	$53,465	$1,473	$15,724	$4,369	$—	$717	$75,748
____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended June 30, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,813	$2,357	$5,675	$724	$35	$228	$14,832
Charge-offs	(619)	(153)	(482)	(95)	—	—	(1,349)
Recoveries	12	—	301	2	—	2	317
Provision	760	(180)	140	(64)	—	(6)	650
Ending balance	$5,966	$2,024	$5,634	$567	$35	$224	$14,450

General reserve	$5,349	$2,024	$5,430	$567	$35	$224	$13,629
Specific reserve	$617	$—	$204	$—	$—	$—	$821

Loans: (1)
Total Loans	$318,377	$104,431	$210,698	$17,670	$3,627	$11,328	$666,131
General reserve (2)	$259,572	$101,145	$196,414	$8,939	$3,627	$11,046	$580,743
Specific reserve (3)	$58,805	$3,286	$14,284	$8,731	$—	$282	$85,388
_____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Six Months Ended June 30, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,756	$950	$6,846	$2,503	$154	$350	$16,559
Charge-offs	(1,337)	(153)	(3,096)	(169)	—	(293)	(5,048)
Recoveries	12	—	472	102	—	3	589
Provision	1,535	1,227	1,412	(1,869)	(119)	164	2,350
Ending balance	$5,966	$2,024	$5,634	$567	$35	$224	$14,450

General reserve	$5,349	$2,024	$5,430	$567	$35	$224	$13,629
Specific reserve	$617	$—	$204	$—	$—	$—	$821

Loans: (1)
Total Loans	$318,377	$104,431	$210,698	$17,670	$3,627	$11,328	$666,131
General reserve (2)	$259,572	$101,145	$196,414	$8,939	$3,627	$11,046	$580,743
Specific reserve (3)	$58,805	$3,286	$14,284	$8,731	$—	$282	$85,388
_____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans, net of LIP, were $14.6 million and $22.8 million at June 30, 2013 and December 31, 2012, respectively. Foregone interest on nonperforming loans for the quarter ended June 30, 2013 was $259,000, compared to $365,000 for the same quarter in 2012. Foregone interest for the six months ended June 30, 2013 was $553,000 compared to $776,000 for the six months ended June 30, 2012.

There were no funds committed to be advanced in connection with impaired loans at either June 30, 2013 or December 31, 2012.

We continually monitor our loan portfolio for delinquent loans and changes in the financial condition of each borrower. When an issue is identified with one of our borrowers and it is determined that the loan needs to be classified as nonperforming and/or impaired, an evaluation of the collateral is performed and, if necessary, an appraisal is ordered in accordance with our appraisal policy guidelines. Based on this evaluation, any additional provision for loan loss or charge-offs that may be needed is recorded prior to the end of the financial reporting period.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type:

	June 30, 2013
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$4,874	$5,475	$—
Non-owner occupied	28,737	28,817	—
Multifamily	244	266	—
Commercial real estate	7,663	8,492	—
Construction/land development	4,369	8,813	—
Consumer	717	798	—
Total	46,604	52,661	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	4,762	4,960	322
Non-owner occupied	15,092	15,343	823
Multifamily	1,229	1,229	68
Commercial real estate	8,061	8,061	484
Total	29,144	29,593	1,697
Total impaired loans:
One-to-four family residential:
Owner occupied	9,636	10,435	322
Non-owner occupied	43,829	44,160	823
Multifamily	1,473	1,495	68
Commercial real estate	15,724	16,553	484
Construction/land development	4,369	8,813	—
Consumer	717	798	—
Total	$75,748	$82,254	$1,697
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
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$5,136	$28	$5,004	$58
Non-owner occupied	29,161	419	30,880	849
Multifamily	2,050	—	3,350	—
Commercial real estate	8,355	69	8,946	135
Construction/land development	4,558	—	4,628	—
Consumer	725	—	736	—
Total	49,985	516	53,544	1,042

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,990	54	5,292	112
Non-owner occupied	16,571	135	15,693	361
Multifamily	614	20	410	40
Commercial real estate	8,074	91	8,086	208
Total	30,249	300	29,481	721

Total impaired loans:
One-to-four family residential:
Owner occupied	10,126	82	10,296	170
Non-owner occupied	45,732	554	46,573	1,210
Multifamily	2,664	20	3,760	40
Commercial real estate	16,429	160	17,032	343
Construction/land development	4,558	—	4,628	—
Consumer	725	—	736	—
Total	$80,234	$816	$83,025	$1,763

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$8,405	$63	$8,272	$112
Non-owner occupied	37,603	526	38,537	1,057
Multifamily	3,366	49	3,395	91
Commercial real estate	12,597	23	12,666	180
Construction/land development	8,861	—	8,974	—
Consumer	258	1	195	2
Total	71,090	662	72,039	1,442

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,251	45	4,363	90
Non-owner occupied	9,310	99	9,399	212
Commercial real estate	4,012	69	3,280	139
Total	17,573	213	17,042	441

Total impaired loans:
One-to-four family residential:
Owner occupied	12,656	108	12,635	202
Non-owner occupied	46,913	625	47,936	1,269
Multifamily	3,366	49	3,395	91
Commercial real estate	16,609	92	15,946	319
Construction/land development	8,861	—	8,974	—
Consumer	258	1	195	2
Total	$88,663	$875	$89,081	$1,883

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

	June 30, 2013	December 31, 2012
	(In thousands)
Nonperforming assets: (1)
Nonaccrual loans	$11,655	$18,231
Nonaccrual TDRs	2,904	4,528
Total nonperforming loans	14,559	22,759
OREO	14,226	17,347
Total nonperforming assets	$28,785	$40,106

Performing TDRs	$61,189	$65,848
Nonaccrual TDRs	2,904	4,528
Total TDRs	$64,093	$70,376
_____________
(1) There were no loans 90 days or more past due and still accruing interest at June 30, 2013 or December 31, 2012. All loans are reported net of LIP.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a summary of nonaccrual loans by loan type:

	June 30, 2013	December 31, 2012
	(In thousands)
One-to-four family residential	$5,709	$6,248
Multifamily	244	4,711
Commercial real estate	3,520	6,274
Construction/land development	4,369	4,767
Consumer	717	759
Total nonaccrual loans	$14,559	$22,759

The following tables represent a summary of the aging of loans by type:

	Loans Past Due as of June 30, 2013
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$415	$1,188	$1,755	$3,358	$162,259	$165,617
Non-owner occupied	384	—	371	755	128,508	129,263
Multifamily	—	—	—	—	110,039	110,039
Commercial real estate	—	—	3,406	3,406	232,406	235,812
Construction/land development	—	—	473	473	15,648	16,121
Total real estate	799	1,188	6,005	7,992	648,860	656,852
Business	—	—	—	—	1,720	1,720
Consumer	79	47	—	126	9,801	9,927
Total	$878	$1,235	$6,005	$8,118	$660,381	$668,499
 ________________
(1) There were no loans 90 days past due and still accruing interest at June 30, 2013.
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
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Quality Indicators. The Company utilizes a nine-point risk rating system and assigns a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension. Credits risk rated 1 through 5 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on the Company's watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future. Credits classified as special mention are risk rated 6 and possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. Substandard credits are risk rated 7. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at June 30, 2013 and December 31, 2012.

        The following tables represent a summary of loans by type and risk category:

	June 30, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$275,622	$107,345	$219,343	$11,752	$1,706	$8,987	$624,755
Special mention	9,834	1,221	10,739	—	14	1	21,809
Substandard	9,424	1,473	5,730	4,369	—	939	21,935
Total	$294,880	$110,039	$235,812	$16,121	$1,720	$9,927	$668,499
 _____________
(1) Net of LIP.

	December 31, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$286,674	$103,696	$202,407	$7,600	$2,968	$10,129	$613,474
Special mention	10,433	—	11,666	165	—	—	22,264
Substandard	9,826	5,950	7,805	4,767	—	981	29,329
Total	$306,933	$109,646	$221,878	$12,532	$2,968	$11,110	$665,067
______________
(1) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the loan portfolio by type and payment activity:

	June 30, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$289,171	$109,795	$232,292	$11,752	$1,720	$9,210	$653,940
Nonperforming (3)	5,709	244	3,520	4,369	—	717	14,559
Total	$294,880	$110,039	$235,812	$16,121	$1,720	$9,927	$668,499
____________

(1)	Net of LIP.

(2)	There were $161.6 million of owner-occupied one-to-four family residential loans and $127.6 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	There were $4.0 million of owner-occupied one-to-four family residential loans and $1.7 million of non-owner occupied one-to-four family residential loans classified as nonperforming.

	December 31, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$300,685	$104,935	$215,604	$7,765	$2,968	$10,351	$642,308
Nonperforming (3)	6,248	4,711	6,274	4,767	—	759	22,759
Total	$306,933	$109,646	$221,878	$12,532	$2,968	$11,110	$665,067
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

The following table presents TDRs and their recorded investment prior to the modification and after the modification:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
Interest-only payments with no interest rate concession	2	$682	$685	2	$682	$685
Principal and interest with interest rate concession	2	1,620	1,590	2	1,620	1,590
Advancement of maturity date	1	311	307	1	311	307
Commercial real estate:
Principal and interest reamortized with no interest rate concession	—	—	—	1	335	333
Interest-only payments with interest rate concession	2	3,484	3,484	2	3,484	3,484
Total	7	$6,097	$6,066	8	$6,432	$6,399

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
Principal and interest with interest rate concession	—	$—	$—	1	$214	$213
Commercial real estate:
Principal and interest reamortized with no interest rate concession	1	1,415	1,409	1	1,415	1,409
Interest-only payments with interest rate concession	1	2,012	2,012	2	2,508	2,508
Total	2	$3,427	$3,421	4	$4,137	$4,130

At June 30, 2013, December 31, 2012 and June 30, 2012, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the three and six months ended June 30, 2013 and 2012 were primarily a result of granting the borrower interest rate concessions and/or interest-only payments for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. TDRs resulted in charge-offs to the ALLL of $85,000 and $390,000 for the three months ended June 30, 2013 and 2012, respectively, and $89,000 and $644,000 for the six months ended June 30, 2013 and 2012, respectively.

The following is a summary of loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2013 and 2012:

	Types of Modification
	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans	Interest Only Payments	Interest Rate Concession	Number of Loans	Interest Only Payments	Interest Rate Concession
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	—	$—	$—	1	$—	$70
Commercial real estate	1	—	333	2	940	333
Total	1	$—	$333	3	$940	$403

	Types of Modification
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Interest Only Payments	Interest Rate Concession	Number of Loans	Interest Only Payments	Interest Rate Concession
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	1	$274	$—	1	$274	$—
Commercial real estate	1	1,409	—	1	1,409	—
Total	2	$1,683	$—	2	$1,683	$—

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL.

Note 7 - Other Real Estate Owned

The following table is a summary of OREO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$16,310	$22,448	$17,347	$26,044
Loans transferred to OREO	1,993	6,176	5,369	8,022
Capitalized improvements	5	—	38	—
Dispositions of OREO, net	(4,006)	(6,183)	(8,307)	(11,315)
Market value adjustments	(76)	(235)	(221)	(545)
Balance at end of period	$14,226	$22,206	$14,226	$22,206

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. OREO at June 30, 2013 consisted of $2.7 million in one-to-four family residential homes, $1.1 million in construction/land development projects and $10.4 million in commercial real estate properties.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements):

	Fair Value Measurements at June 30, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$49,171	$—	$49,171	$—
Freddie Mac	21,529	—	21,529	—
Ginnie Mae	28,824	—	28,824	—
Municipal bonds	1,851	—	1,851	—
U.S. Government agencies	39,101	—	39,101	—
Corporate bonds	12,188	—	12,188	—
	$152,664	$—	$152,664	$—

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

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	Fair Value Measurements at June 30, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(In thousands)
Impaired loans (included in loans
receivable, net) (1)	$74,051	$—	$—	$74,051	$1,697
OREO (2)	14,226	—	—	14,226	76
Total	$88,277	$—	$—	$88,277	$1,773
_______________
(1) The loss represents the specific reserve against loans that were considered impaired at June 30, 2013.
(2) The loss represents OREO market value adjustments for the quarter ended June 30, 2013.

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

	June 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$74,051	Market approach	Adjusted for differences between comparable sales	0% - 41% (1.1%)

OREO	$14,226	Market approach	Adjusted for differences between comparable sales	19% - 26% (0.6%)

The carrying amounts and estimated fair values of financial instruments were as follows:

	June 30, 2013
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,682	$5,682	$5,682	$—	$—
Interest-bearing deposits	27,837	27,837	27,837	—	—
Investments available-for-sale	152,664	152,664	—	152,664	—
Loans receivable, net	653,757	683,566	—	—	683,566
FHLB stock	7,149	7,149	7,149	—	—
Accrued interest receivable	3,633	3,633	—	3,633	—

Financial Liabilities:
Deposits	191,123	191,123	191,123	—	—
Certificates of deposit	439,714	443,000	—	443,000	—
Advances from the FHLB	74,000	73,382	—	73,382	—
Accrued interest payable	59	59	—	59	—
Investment transactions payable	2,676	2,676	—	2,676	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2012
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$4,289	$4,289	$4,289	$—	$—
Interest-bearing deposits	83,452	83,452	83,452	—	—
Investments available-for-sale	152,262	152,262	—	152,262	—
Loans receivable, net	650,468	689,708	—	—	689,708
FHLB stock	7,281	7,281	7,281	—	—
Accrued interest receivable	3,484	3,484	—	3,484	—

Financial Liabilities:
Deposits	202,090	202,090	202,090	—	—
Certificates of deposit	463,707	467,126	—	467,126	—
Advances from the FHLB	83,066	83,659	—	83,659	—
Accrued interest payable	179	179	—	179	—

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

Note 9 - Federal Home Loan Bank Stock

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2013, the Bank held $7.1 million of FHLB stock. FHLB stock is carried at par value ($100 per share) and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

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

On October 25, 2010, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The Consent Order sets forth requirements for capital management, asset composition, and other operational and risk management improvements. In addition, the FHLB may not repurchase member stock or pay dividends, until they achieve and maintain financial thresholds established by the FHFA as part of the agency's supervisory process, subject to FHFA approval. The FHLB announced on September 7, 2012 that the FHFA now considers the FHLB to be adequately capitalized. Dividends on, or repurchases of, the FHLB stock continue to require the consent of the FHFA. These restrictions are not expected to have a material effect on our financial position, liquidity or results of operations. The Bank has determined there is not an OTTI on the FHLB stock investment as of June 30, 2013.

During the third quarter of 2012, the FHLB announced that the FHFA had granted them the authority to repurchase up to $25 million in excess capital stock per quarter, provided that their financial condition - measured primarily by the ratio of market value of equity-to-par value of capital stock - does not deteriorate. As a result, the FHLB repurchased shares on a pro-rata basis from its shareholders, including 1,318 shares from the Bank, at par value during the second quarter of 2013. The FHLB announced on July 22, 2013, that, based on second quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend. It is the first dividend in a number of years.

Note 10- Stock-Based Compensation

In June 2008, First Financial Northwest's shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $489,000 and $454,000 for the three months ended June 30, 2013 and 2012, respectively, and the related income tax benefit was $171,000 and $159,000 for the three months ended June 30, 2013 and 2012, respectively.

Total compensation expense for the Plan was $970,000 and $932,000 for the six months ended June 30, 2013 and 2012, respectively, and the related income tax benefit was $340,000 and $326,000 for the six months ended June 30, 2013 and 2012, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 2,285,280 shares to Company directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At June 30, 2013, remaining options for 876,756 shares of common stock were available for grant under the Plan.

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

A summary of the Company’s stock option plan awards for the quarter ended June 30, 2013, follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2013	1,448,524	$9.41	5.88	$176,000	$1.95
Exercised	(40,000)	8.35	—	64,400	2.15
Forfeited or expired	(40,000)	9.42	—	35,500	1.98
Outstanding at June 30, 2013	1,368,524	9.45	5.39	1,183,318	1.95
Expected to vest assuming a 3% forfeiture rate
over the vesting term	352,791	9.00	6.29	463,914

Exercisable at June 30, 2013	1,004,819	9.61	5.07	705,054

As of June 30, 2013, there was $244,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.3 years.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At June 30, 2013, remaining restricted stock awards for 97,478 shares were available to be awarded. Shares that have been repurchased totaled 223,647 and are held in trust until they are issued in connection with the agreement.

A summary of changes in nonvested restricted stock awards for the quarter ended June 30, 2013, follows:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	244,847	$8.95
Vested	(12,800)	6.19
Forfeited	(8,400)	8.83
Nonvested at June 30, 2013	223,647	9.12

Expected to vest assuming a 3% forfeiture rate over the vesting term	216,937

As of June 30, 2013, there was $811,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. The total fair value of shares vested for both quarters ended June 30, 2013 and 2012 was $26,000.

Note 11 - Federal Income Taxes

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax assets as of June 30, 2013 and December 31, 2012.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$9,388	$11,474
Charitable contributions	26	25
Allowance for loan losses	4,310	3,829
Reserve for unfunded commitments	148	87
Deferred compensation	690	689
Net unrealized loss on investments available-for-sale	371	—
AMT credit carryforward	1,604	1,485
Employee benefit plans	2,233	1,910
Net capital loss on investments	545	545
OREO market value adjustments	387	731
OREO expenses	130	202
Accrued expenses	142	142
Deferred tax assets before valuation allowance	19,974	21,119
Valuation allowance	(2,603)	(16,851)
Total deferred tax assets	$17,371	$4,268

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	1,337	1,337
Loan origination fees and costs	585	621
Servicing rights	19	25
Net unrealized loss on investments available-for-sale	—	538
Other, net	560	747
Total deferred tax liabilities	$2,501	$3,268
Deferred tax assets, net	$14,870	$1,000

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

As of June 30, 2013, the consolidated balance sheet included gross deferred tax assets of $20.0 million and a deferred tax asset valuation allowance of $2.6 million. Our primary deferred tax assets relate to our net operating loss carryforward, our ALLL and our employee benefit plans.

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we considered positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings. We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset. After reviewing and weighing these various factors, in 2010 we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential. During the second quarter of 2012, management determined that a partial release of $1.0 million was appropriate based on our return to profitability and our projections for the future taxable income.

During the quarter ended June 30, 2013, management determined that a full valuation allowance was no longer appropriate and reversed essentially all of the valuation allowance. Management currently anticipates utilizing $2.1 million of the remaining

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

valuation allowance to offset its projected tax expense in the third and fourth quarters of 2013. The remaining $545,000 deferred tax asset valuation which related to a capital loss carryforward will most likely not be recognized. The ultimate utilization of the remaining valuation allowance and realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies and other factors in making its assessment to reverse the deferred tax valuation allowance. As a result the valuation decreased to $2.6 million at June 30, 2013 from $16.9 million at December 31, 2012.

At June 30, 2013, the Company's federal net operating loss carryforward was $9.4 million which will begin to expire in 2030. At June 30, 2013, the Company had an alternative minimum tax credit carryforward totaling $1.6 million, with no expiration date.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except share data)
Net income	$16,363	$1,371	$17,920	$1,993

Basic weighted-average common shares outstanding	17,133,137	17,629,899	17,423,838	17,615,793
Plus common stock options considered outstanding for dilutive purposes
(excludes antidilutive options)	26,528	19,292	23,869	17,129
Diluted weighted-average common shares outstanding	17,159,665	17,649,191	17,447,707	17,632,922

Basic earnings per share	$0.96	$0.08	$1.03	$0.11
Diluted earnings per share	$0.95	$0.08	$1.03	$0.11

Options to purchase an additional 1,318,524 and 1,313,524 shares of common stock at June 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because their exercise price resulted in them being antidilutive.

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

Net income for the three months ended June 30, 2013 was $16.4 million or $0.95 per diluted share, as compared to net income of $1.4 million or $0.08 per diluted share for the three months ended June 30, 2012. The improvement in operating results in the second quarter of 2013, as compared to the second quarter of 2012 was the result of a partial reversal of the deferred tax asset valuation allowance of $13.8 million, a $1.3 million decrease in total noninterest expense, a $544,000 increase in net interest income and a $550,000 reduction in the provision for loan losses partially offset by a $175,000 decrease in noninterest income. The decrease in total noninterest expense includes reductions of $709,000 in net OREO-related expenses, $588,000 in proxy contest and related litigation expense and $220,000 in FDIC deposit insurance premiums, partially offset by an increase of $304,000 in salaries and employee benefits

For the six months ended June 30, 2013, the Company had net income of $17.9 million, or $1.03 per diluted share, as compared to net income of $2.0 million, or $0.11 per diluted share for the comparable period in 2012. The improvement in operating results for the six months ended June 30, 2013, as compared to the same period last year was the result of a partial reversal of the deferred tax asset valuation allowance of $13.8 million, a $223,000 increase in net interest income, a $2.3 million decrease in the provision for loan losses and a $1.0 million decrease in noninterest expense, partially offset by a $352,000 decrease in noninterest income. The $1.0 million decrease in noninterest expense was comprised of reductions of $1.4 million in net OREO-related expenses, $499,000 in proxy contest and related litigation expenses, $198,000 in professional fees and $101,000 in occupancy and equipment partially offset by a $679,000 increase in prepayment penalties on FHLB advances and a $491,000 increase in salaries and employee benefits.

During the six months ended June 30, 2013, our total loan portfolio increased $10.4 million, or 1.6% from December 31, 2012, primarily due to a $15.2 million, or 6.9% increase in commercial real estate loans and a $10.0 million, or 51.4% increase in construction/land development loans partially offset by a $12.1 million, or 4.0% decrease in one-to-four family residential loans. Our multifamily loan portfolio balance was basically unchanged since December 31, 2012.

The following table details our five largest lending relationships at June 30, 2013:

Borrower (1)	One-to-Four Family Residential (Rental Properties)	Multifamily	Commercial Real Estate (Rental Properties)	Construction/Land Development	Aggregate Balance of Loans (2)
	(In thousands)
Real estate builder	$18,484	$—	$95	$3,875	$22,454
Real estate investor	—	—	18,020	—	18,020
Real estate builder (3)	14,418	—	220	—	14,638
Real estate investor	8,845	4,004	1,714	—	14,563
Real estate builder (4)	12,747	—	803	—	13,550
Total	$54,494	$4,004	$20,852	$3,875	$83,225
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	Net of LIP.

(3)	Of this amount, $13.3 million were considered impaired loans, all of which were performing one-to-four family residential loans.

(4)
Of this amount, $12.7 million were considered impaired loans, of which $11.9 million were performing one-to-four family residential loans and $803,000 is a restructured performing commercial real estate loan.

These relationships, which represent 12.4% of our loans, net of undisbursed funds, decreased $2.4 million from December 31, 2012. Of the three builders listed above, two are operating under restructured loan plans established by the Bank. As of June 30, 2013, the loans to both builders continue to perform in accordance with the terms of their respective plans. None of the restructured loans to these two borrowers have ever been delinquent, except for one commercial real estate loan which was restructured and brought current at the end of 2010. The remaining three borrowers were current on their loan payments at June 30, 2013. We monitor the performance of these borrowing relationships very closely due to the concentration risk they possess in relation to the entire loan portfolio.

Critical Accounting Policies

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the allowance for loan and lease losses ("ALLL"), the valuation of OREO and foreclosed assets, and the calculation of deferred taxes, fair values and other-than-temporary impairments on the market value of investments. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies within the 2012 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosure contained in the Company's 2012 Form 10-K.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

General. At June 30, 2013, total assets decreased $40.4 million to $902.2 million from $942.7 million at December 31, 2012. This decrease in total assets was primarily the result of reductions in interest-bearing deposits of $55.6 million and OREO of $3.1 million, partially offset by increases of $13.9 million in net deferred tax assets, $3.3 million in net loans receivable and $1.4 million in cash on hand. Total liabilities decreased $40.4 million to $715.1 million at June 30, 2013 from $755.5 million at December 31, 2012, primarily due to decreases of $35.0 million in deposits and $9.1 million in advances from the FHLB, partially offset by a $2.7 million increase in investment transactions payable. Stockholders’ equity decreased $42,000 to $187.1 million from December 31, 2012, primarily the result of net income of $17.9 million generated during the six months ended June 30, 2013 and share-based compensation of $1.5 million offset by $16.5 million related to the repurchase and retirement of common stock, a $2.6 million decline in accumulated other comprehensive income and the payment of $658,000 in dividends to shareholders.

Assets. Total assets were $902.2 million at June 30, 2013, a decrease of $40.4 million, or 4.3% from $942.7 million at December 31, 2012. The following table details the changes in the composition of our assets at June 30, 2013 from December 31, 2012.

	Balance at June 30, 2013	Increase/(Decrease) from December 31, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Cash on hand and in banks	$5,682	$1,393	32.5%
Interest-bearing deposits	27,837	(55,615)	(66.6)
Investments available-for-sale, at fair value	152,664	402	0.3
Loans receivable, net	653,757	3,289	0.5
Premises and equipment, net	17,679	(394)	(2.2)
FHLB stock, at cost	7,149	(132)	(1.8)
Accrued interest receivable	3,633	149	4.3
Deferred tax assets, net	14,870	13,870	1,387.0
OREO	14,226	(3,121)	(18.0)
Prepaid expenses and other assets	4,718	(281)	(5.6)
Total assets	$902,215	$(40,440)	(4.3)%

Interest-bearing deposits decreased $55.6 million to $27.8 million at June 30, 2013, from $83.5 million at December 31, 2012. During the six months ended June 30, 2013, excess liquidity was used primarily to fund maturing certificates of deposit and restructure our FHLB advances by prepaying $33.1 million with a weighted-average interest rate of 2.93% and contemporaneously borrowing a three year $34.0 million fixed-rate FHLB advance at a rate of 0.81%. In addition, during the six months ended June 30, 2013, we repaid a $50.0 million maturing FHLB advance with an interest rate of 2.17% and borrowed $40.0 million in FHLB fixed-rate advances at an average rate of 79 basis points to fund our loan growth. Investments available-for-sale increased $402,000, or 0.3% to $152.7 million at June 30, 2013, from $152.3 million at December 31, 2012. Net loans receivable increased $3.3 million to $653.8 million at June 30, 2013 from December 31, 2012. Loan originations for the six months ended June 30, 2013 were $82.8 million, of which $26.3 million and $30.8 million were in one-to-four family residential and commercial real estate loans, respectively. Principal repayments for the loan portfolio during the six months ended June 30, 2013 were $62.8 million and loans transferred to OREO were $5.4 million. OREO decreased $3.1 million, or 18.0% to $14.2 million at June 30, 2013, from $17.3 million at December 31, 2012 as we continue to sell our inventory of foreclosed real estate.

During the second quarter of 2013, we sold $30.0 million of low yielding, adjustable-rate, agency securities and purchased $23.9 million of fixed-rate investments and $7.1 million of adjustable-rate investments. These purchases included mortgage-backed securities, collateralized mortgage obligations ("CMOs") securities and investment grade corporate bonds offering significantly higher yields than the securities sold during the quarter. The yields on the securities purchased during the quarter range from 0.98% to 2.36% as compared to the yields on the securities sold which ranged from 0.24% to 0.45%.

As of June 30, 2013, the consolidated balance sheet included gross deferred tax assets of $20.0 million and a deferred tax asset valuation allowance of $2.6 million. Management anticipates utilizing $2.1 million of the remaining valuation allowance to offset our projected tax expense in the third and fourth quarters of 2013. The remaining $545,000 deferred tax asset valuation allowance which related to a capital loss carryforward will most likely not be recognized. The ultimate utilization of the remaining valuation allowance and realization of deferred tax assets is dependent upon the Company remaining profitable. Deferred tax liabilities totaled $2.5 million, resulting in a net deferred tax asset of $14.9 million at June 30, 2013.

Deposits. During the first six months of 2013, deposits decreased $35.0 million to $630.8 million at June 30, 2013, compared to $665.8 million at December 31, 2012. Deposit accounts consisted of the following:

	Balance at June 30, 2013	Increase/ (Decrease) from December 31, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$7,948	$1,794	29.2%
NOW	17,432	1,488	9.3
Statement savings	18,526	253	1.4
Money market	147,217	(14,502)	(9.0)
Certificates of deposit	439,714	(23,993)	(5.2)
	$630,837	$(34,960)	(5.3)%

Money market and certificates of deposit accounts decreased $14.5 million and $24.0 million, respectively, during the first six months of 2013 partially offset by increases of $1.8 million and $1.5 million in noninterest-bearing and NOW accounts for the same period. The decrease in certificates of deposit was primarily the result of our strategy to utilize our excess liquidity, mainly cash, to reduce higher-cost deposits by competing less aggressively on deposit interest rates. We believe customers who were more interest rate sensitive elected to withdraw their funds to invest in higher yielding investment products, which contributed to the decline in our deposit balances. Included in the certificates of deposit balance at June 30, 2013 was $10.7 million in public funds compared to $1.8 million in public funds at December 31, 2012. We did not have any brokered deposits at June 30, 2013 or December 31, 2012.

FHLB Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk and to leverage our balance sheet. Total FHLB advances at June 30, 2013 were $74.0 million, a decrease of $9.1 million from December 31, 2012. During the six months ended June 30, 2013, we restructured our balance sheet by prepaying $33.1 million in FHLB advances with a weighted-average interest rate of 2.93% incurring a prepayment penalty of $679,000 which were replaced with a $34.0 million three year advance from the FHLB at 0.81%. In January 2013, a $50.0 million advance from the FHLB, with an interest rate of 2.17%, matured and was not renewed. In addition, during the second quarter of 2013, we borrowed $40.0 million in FHLB fixed-rate advances at an average interest rate of 0.79%, of which $20.0 million will mature in May 2016 and the remaining $20.0 million will mature in April 2017. These funds were borrowed to fund our loan growth.

Stockholders’ Equity. Total stockholders’ equity decreased $42,000 to $187.1 million at June 30, 2013 from approximately the same amount at December 31, 2012. The decrease was primarily the result of net income of $17.9 million generated during the six months ended June 30, 2013 and share-based compensation of $1.5 million offset by $16.5 million related to the repurchase and retirement of common stock and a $2.6 million decline in accumulated other comprehensive income which includes the unrealized loss, net of taxes, on investments available-for-sale. During the period, we also paid $658,000 in dividends to shareholders. The decline in accumulated other comprehensive income reflects the recent rise in long-term market interest rates that reduced the fair value of our investment portfolio.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2013 and 2012

General. Net income for the quarter ending June 30, 2013 was $16.4 million, an increase of $15.0 million from $1.4 million for the comparable quarter in the prior year. The increase in net income was due to a $13.8 million federal income tax benefit related to the partial reversal of the valuation allowance on deferred tax assets, a $544,000 increase in net interest income, a $550,000 reduction in the provision for loan losses and a $1.3 million decrease in noninterest expense, partially offset by a $175,000 decrease in noninterest income.

Net Interest Income. Net interest income for the quarter ended June 30, 2013 increased $544,000 to $7.8 million, as compared to $7.3 million for the same quarter in 2012. The increase was attributable to a $1.3 million decrease in interest expense partially offset by a $715,000 decrease in interest income. Average interest-earning assets decreased $117.7 million to $841.6 million for the three months ended June 30, 2013, from the same quarter in 2012 primarily due to a decrease in the average balance of our interest-bearing deposits of $127.4 million partially offset by an increase of $12.4 million in the average balance of investments available-for-sale. Average interest-bearing liabilities decreased $128.5 million to $686.9 million for the second quarter of 2013 compared to the second quarter of 2012, primarily due to declines in the average balance of our money market accounts, certificates of deposit and FHLB advances of $17.2 million, $90.3 million and $24.5 million, respectively. During the same period, our yield on interest-earning assets increased 26 basis points while our cost of funds decreased 45 basis points. Our interest rate spread for the quarter ended June 30, 2013 increased 71 basis points to 3.51% compared to 2.80% for the second quarter of 2012. Our net interest margin for the second quarter of 2013 increased 68 basis points to 3.71% from 3.03% for the same quarter last year. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 122.52% at June 30, 2013, from 117.64% at June 30, 2012, reflecting our efforts to convert nonearning assets to earning assets, resulting in a more efficient balance sheet.

Net interest income for the six months ended June 30, 2013 increased $223,000 to $15.2 million, as compared to $15.0 million for the same period in 2012. The increase was attributable to a $2.6 million decrease in interest expense partially offset by a $2.3 million decrease in interest income. Average interest-earning assets decreased $133.5 million to $842.4 million for the six months ended June 30, 2013 from the six months ended June 30, 2012 primarily due to decreases in the average balance of our interest-bearing deposits and loan portfolio of $124.5 million and $22.5 million, respectively. Average interest-bearing liabilities decreased $146.8 million to $687.7 million for the first six months of 2013 compared to the first six months of 2012, primarily due to declines in the average balance of our money market accounts, certificates of deposit and FHLB advances which decreased $18.7 million, $96.1 million and $35.2 million, respectively. During the same period, our yield on interest-earning assets increased 14 basis points while our cost of funds decreased 41 basis points. Our interest rate spread for the six months ended June 30, 2013 increased 55 basis points to 3.39% compared to 2.84% for the first six months of 2012. Our net interest margin for the first six months of 2013 increased 54 basis points to 3.61% from 3.07% for the same period in 2012.The following table sets forth the effects of changes in rates and volumes on our net interest income:

	Three Months Ended June 30, 2013 Compared to June 30, 2012 Increase/(Decrease) Due to			Six Months Ended June 30, 2013 Compared to June 30, 2012 Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loan receivable, net	$(702)	$(37)	$(739)	$(1,496)	$(671)	$(2,167)
Investments available-for-sale	59	44	103	(162)	145	(17)
Interest-bearing deposits	1	(80)	(79)	2	(157)	(155)
Total net change in income on interest-earning assets	(642)	(73)	(715)	(1,656)	(683)	(2,339)

Interest-bearing liabilities:
NOW	3	1	4	2	2	4
Statement savings	(2)	—	(2)	(3)	1	(2)
Money market	(36)	(12)	(48)	(65)	(26)	(91)
Certificates of deposit	(399)	(420)	(819)	(888)	(935)	(1,823)
Advances from the FHLB	(243)	(151)	(394)	(218)	(432)	(650)
Total net change in expense on interest-bearing liabilities	(677)	(582)	(1,259)	(1,172)	(1,390)	(2,562)
Net change in net interest income	$35	$509	$544	$(484)	$707	$223

Interest Income. Total interest income for the second quarter of 2013 decreased $715,000, or 6.9% to $9.7 million from $10.4 million, as compared to the second quarter of 2012.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012		Increase/(Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$656,368	5.52%	$658,861	5.95%	$(739)
Investments available-for-sale	150,811	1.60	138,409	1.44	103
Interest-bearing deposits	27,213	0.26	154,643	0.25	(79)
FHLB stock	7,210	—	7,413	—	—
Total interest-earning assets	$841,602	4.60%	$959,326	4.34%	$(715)

Interest income from net loans receivable decreased $739,000 to $9.1 million during the second quarter of 2013, as compared to the same period in 2012. The reason for the decline was due to a 43 basis point decrease in the average loan yield from the comparable quarter in 2012, resulting in a $702,000 decrease in interest income and a $2.5 million decrease in the average loan balance to $656.4 million, resulting in a $37,000 decrease in interest income.

Interest income from investments available-for-sale increased $103,000 to $603,000 for the three months ended June 30, 2013, as compared to $500,000 for the comparable period in 2012. The primary reason for the increase in interest income from investments available-for-sale was due to an increase of 16 basis points in the average investment yield, resulting in a $59,000 increase in interest income and a $12.4 million increase in the average balance of investments contributing $44,000 to the increase in interest income during the quarter compared to the same quarter in 2012. The increase in the average investment yield reflects the recent sales of low yielding, adjustable-rate agency securities and the purchase of higher yielding, predominately fixed-rate securities.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012		Increase/(Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$653,676	5.54%	$676,149	6.00%	$(2,167)
Investments available-for-sale	150,912	1.43	137,321	1.59	(17)
Interest-bearing deposits	30,528	0.26	155,011	0.25	(155)
FHLB stock	7,240	—	7,413	—	—
Total interest-earning assets	$842,356	4.56%	$975,894	4.42%	$(2,339)

Interest income from net loans receivable decreased $2.2 million to $18.1 million during the first six months of 2013, as compared to the same period in 2012. The reason for the decline was due to a 46 basis point decrease in the average loan yield from the first six months of 2012, resulting in a $1.5 million decrease in interest income and a $22.5 million decrease in the average loan balance to $653.7 million, resulting in a $671,000 decrease in interest income.

Interest income from investments available-for-sale declined $17,000 to $1.1 million for the six months ended June 30, 2013, as compared to the comparable period in 2012. The primary reason for the decrease in interest income from investments available-for-sale was due to a decrease of 16 basis points in the average investment yield, resulting in a $162,000 decrease in interest income due to current rate environment, partially offset by a $145,000 increase in interest income due to a $13.6 million increase in the average balance of investments during the first six months of 2013 compared to the first six months of 2012. Interest income on interest-bearing deposits decreased $155,000 during the six months ended June 30, 2013 primarily due to a decrease of $124.5 million in the average balance of interest-bearing deposits compared to the same period in 2012. The increase in the average investment yield reflects the recent sales of low yielding, adjustable-rate agency securities and the purchase of higher yielding, predominately fixed-rate securities.

Interest Expense. Total interest expense for the three months ended June 30, 2013 was $1.9 million, a decrease of $1.3 million compared to $3.1 million for the three months ended June 30, 2012.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012		Increase/ (Decrease) in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW	$17,325	0.21%	$14,577	0.14%	$4
Statement savings	18,666	0.15	17,962	0.20	(2)
Money market	147,369	0.18	164,575	0.28	(48)
Certificates of deposit	444,933	1.51	535,268	1.87	(819)
Advances from the FHLB	58,615	0.80	83,068	2.46	(394)
Total interest-bearing liabilities	$686,908	1.09%	$815,450	1.54%	$(1,259)

Interest expense on our money market accounts decreased $48,000, primarily as a result of a decrease in the average cost of these funds of 10 basis points, or $36,000, to 0.18% for the second quarter of 2013, compared to 0.28% for the same quarter in 2012. The average cost of our certificates of deposit decreased 36 basis points, or $399,000, as compared to the second quarter of 2012, due to maturing certificates repricing to lower rates. The decline in interest expense was also the result of a $90.3 million decrease in the average balance of certificates of deposit, as a number of certificates of deposit were not renewed at maturity, resulting in an $420,000 reduction of interest expense. Interest expense related to our FHLB advances decreased $394,000, primarily due to a 166 basis point decline in the rate paid for these advances to 0.80% for the second quarter of 2013, from 2.46% for same quarter in 2012 resulting from the refinance and prepayment of certain advances during the first quarter of 2013, as discussed above. As a result of this restructuring, the cost of FHLB advances declined by $243,000. In addition, the average balance of FHLB advances decreased to $58.6 million at June 30, 2013, as compared to $83.1 million at June 30, 2012, resulting in a $151,000 reduction in interest expense.

	Six Months Ended June 30,
	2013		2012		Increase/ (Decrease) in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW	$16,893	0.18%	$14,301	0.15%	$4
Statement savings	18,486	0.17	17,893	0.20	(2)
Money market	152,888	0.20	171,550	0.29	(91)
Certificates of deposit	451,603	1.54	547,681	1.93	(1,823)
Advances from the FHLB	47,871	1.55	83,067	2.46	(650)
Total interest-bearing liabilities	$687,741	1.17%	$834,492	1.58%	$(2,562)

Our interest expense for the six months ended June 30, 2013 decreased $2.6 million to $4.0 million, from $6.6 million for the same period in 2012. The average balance of our money market accounts decreased $18.7 million, which resulted in a decrease of $26,000 in interest expense, as compared to the same period last year. The average cost for the money market accounts decreased by nine basis points, further reducing interest expense $65,000 for the first six months of 2013, as compared to the same period last year. The average cost of our certificates of deposit for the first half of 2013 decreased 39 basis points, compared to the first six months of 2012, resulting in a decline in interest expense of $888,000. The decline in interest expense was also affected by a decrease in the average balance of certificates of deposit of $96.1 million, which resulted in a $935,000 decline in interest expense. Interest expense related to advances from the FHLB decreased $650,000 for the six months ended June 30, 2013 from the same period in 2012. The average balance of advances decreased $35.2 million from the same period in 2012 primarily due to the repayment of maturing advances resulting in a $432,000 decline in interest expense. The average cost of FHLB advances decreased 91 basis points which resulted in a $218,000 decreases in interest expense.

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

During the quarter ended June 30, 2013, management evaluated the adequacy of the ALLL and concluded that a provision of $100,000 was required for the second quarter of 2013, compared to a $650,000 provision for the same quarter in 2012. The following items were considered in evaluating the loan loss provision for the quarter ended June 30, 2013:

•	Delinquent loans, loans over 30 days past due, were $8.1 million at June 30, 2013, decreasing $12.8 million and $9.7 million from December 31, 2012 and June 30, 2012, respectively;

•	Nonperforming loans were $14.6 million at June 30, 2013 decreasing $8.2 million and $8.0 million from December 31, 2012 and June 30, 2012, respectively;

•
Nonperforming loans as a percent of total loans was 2.2% at June 30, 2013, compared to 3.4% at both December 31, 2012 and June 30, 2012, continuing the trend of improvement within the loan portfolio; and

•	The weighted-average historical loss factor, which is an element within the loss provision calculation, decreased over the prior three year period as charge-offs decreased.

The ALLL decreased $229,000 to $12.3 million at June 30, 2013 compared to $12.5 million at December 31, 2012, as a result of net charge-offs during the first six months of $329,000. The ALLL represented 84.6% of nonperforming loans and 1.8% of total loans at June 30, 2013 compared to 55.1% and 1.9%, respectively, at December 31, 2012.

We believe that the ALLL as of June 30, 2013 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table presents a breakdown of our nonperforming assets and as a percent of total assets at the dates indicated:

	June 30, 2013	December 31, 2012	June 30, 2012	Six Month Increase/(Decrease)	One Year Increase/ (Decrease)
	(In thousands)
Nonperforming loans:
One-to-four family residential	$5,709	$6,248	$9,110	$(539)	$(3,401)
Multifamily	244	4,711	2,039	(4,467)	(1,795)
Commercial real estate	3,520	6,274	2,534	(2,754)	986
Construction/land development	4,369	4,767	8,731	(398)	(4,362)
Consumer	717	759	212	(42)	505
Total nonperforming loans	14,559	22,759	22,626	(8,200)	(8,067)

OREO	14,226	17,347	22,206	(3,121)	(7,980)
Total nonperforming assets	$28,785	$40,106	$44,832	$(11,321)	$(16,047)

Nonperforming assets as a percent of total assets	3.19%	4.25%	4.49%

Nonperforming loans include loans to borrowers who are experiencing deteriorating financial conditions and there is doubt as to the ultimate recoverability of the full principal and interest due the Bank in accordance with the terms of the loan agreement. Nonperforming loans decreased $8.2 million to $14.6 million at June 30, 2013, from $22.8 million at December 31, 2012. This decrease was primarily the result of $1.8 million of loans classified as nonperforming during the six months ended June 30, 2013, offset by $1.2 million in net charge-offs, $3.1 million in short sales and $5.4 million of loans transferred to OREO.

The three largest nonperforming loans in the loan portfolio at June 30, 2013 included a $3.9 million construction/land development loan secured by 34 acres for a 251-unit residential development located in Whatcom County. The project consists of 77 detached condominium lots (single-family residences) and vacant land for 174 attached units (multifamily). All of the ground work has been completed and the property is ready for construction, although no vertical construction has taken place. The second largest nonperforming loan consisted of a $2.6 million commercial real estate loan secured by a retail/office building in Pierce Country. The third largest nonperforming loan was a $1.0 million one-to-four family residential loan secured by a single family vacation rental located in King County.

Nonperforming assets continued to decrease during the quarter ended June 30, 2013. Nonperforming assets decreased $11.3 million to $28.8 million at June 30, 2013 from $40.1 million at December 31, 2012.

The following table presents a breakdown of our TDRs:

	June 30, 2013	December 31, 2012	June 30, 2012	Six Month Increase/ (Decrease)	One Year Increase/ (Decrease)
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$2,858	$3,422	$3,697	$(564)	$(839)
Multifamily	—	1,058	1,076	(1,058)	(1,076)
Consumer	46	48	—	(2)	46
Total nonperforming TDRs	2,904	4,528	4,773	(1,624)	(1,869)

Performing TDRs:
One-to-four family residential	47,756	52,644	49,695	(4,888)	(1,939)
Multifamily	1,229	1,239	1,247	(10)	(18)
Commercial real estate	12,204	11,965	11,750	239	454
Consumer	—	—	70	—	(70)
Total performing TDRs	61,189	65,848	62,762	(4,659)	(1,573)

Total TDRs	$64,093	$70,376	$67,535	$(6,283)	$(3,442)

Our TDRs decreased $6.3 million, or 8.9% to $64.1 million at June 30, 2013, compared to $70.4 million at December 31, 2012 and decreased $3.4 million, or 5.1% as compared to $67.5 million at June 30, 2012. During the first six months of 2013, we added $1.4 million of new TDRs and transferred $1.9 million of nonperforming TDRs to OREO, while $3.4 million of TDRs were sold, $1.7 million of TDRs were paid off and $610,000 in principal payments were received.

As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included lowering the interest rate on the loan for a period of time and/or extending the maturity date of the loan or allowing interest only payments for a specific time frame. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is in the Bank's best interest. Of the $64.1 million in TDRs at June 30, 2013, $61.2 million were performing and $2.9 million were not performing according to their restructured payment terms.

The largest TDR relationship at June 30, 2013 totaled $13.3 million and was comprised of one-to-four family residential rental properties located in King, Kitsap, Pierce and Thurston counties. At June 30, 2013, there was no LIP in connection with these restructured and impaired loans.

OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. The following table presents a breakdown of our OREO by county and number of properties at June 30, 2013.

	County				Total	Number of Properties	Percent of Total OREO
	King	Pierce	Kitsap	All Other
	(Dollars in thousands)
OREO:
One-to-four family residential	$1,245	$996	$410	$—	$2,651	12	18.6%
Commercial real estate (1)	563	7,615	920	1,349	10,447	14	73.5
Construction/land development	—	527	209	392	1,128	5	7.9
Total OREO	$1,808	$9,138	$1,539	$1,741	$14,226	31	100.0%
_________
(1) Of the 14 properties classified as commercial real estate, eight are office/retail buildings, three are mixed-use buildings and three are undeveloped lots.

The following table presents a breakdown of our OREO activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$16,310	$22,448	$17,347	$26,044
Loans transferred to OREO	1,993	6,176	5,369	8,022
Capitalized improvements	5	—	38	—
Dispositions of OREO, net	(4,006)	(6,183)	(8,307)	(11,315)
Market value adjustments	(76)	(235)	(221)	(545)
Balance at end of period	$14,226	$22,206	$14,226	$22,206

OREO decreased $2.1 million, or 12.8% during the second quarter ended June 30, 2013 to $14.2 million, as sales and write-downs of OREO exceeded transfers of loans into OREO. We sold $4.0 million of OREO during the second quarter of 2013, which was comprised of nine properties and generated a net gain on sale of $383,000. OREO at June 30, 2013 consisted of $10.4 million in commercial real estate properties, $2.7 million in one-to-four family residential homes and $1.1 million in construction/land development projects.

The three largest OREO properties at June 30, 2013 were office/retail buildings valued at $3.4 million and $1.8 million, both located in Pierce County, and a land development project approved for 105 one-to-four family residential lots valued at $920,000 located in Kitsap County.

We continue to focus our efforts on converting nonperforming loans to OREO through foreclosure or deeds in lieu of foreclosure and selling the properties. By taking ownership of these properties, we can convert nonearning assets into earning assets on a more timely basis. Our success in this area is reflected by the improved ratio of our average interest-earning assets to average interest-bearing liabilities of 122.5% at June 30, 2013 compared to 119.8% and 117.6% at December 31, 2012 and June 30, 2012, respectively.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Provision for loan losses	$100	$2,350
Charge-offs	1,156	5,048
Recoveries	827	589
ALLL	12,313	14,450
ALLL as a percent of total loans	1.84%	2.17%
ALLL as a percent of nonperforming loans	84.57	63.86
Total nonperforming loans	$14,559	$22,626
Nonperforming loans as a percent of total loans	2.18%	3.40%
Total loans receivable	$668,499	$666,131
Total loans originated	82,794	34,015

Noninterest Income. Noninterest income decreased $175,000 to $155,000 for the quarter ended June 30, 2013 from $330,000 for the same quarter in 2012. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended June 30, 2013	Increase/(Decrease) from June 30, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$32	$1	3.2%
Loan service fees	69	(94)	(57.7)
Gain on sale of investments	1	(93)	(98.9)
Servicing rights, net	(4)	8	(66.7)
Other	57	3	5.6
Total noninterest income	$155	$(175)	(53.0)%

We recorded minimal gains on sales of investments during the quarter ended June 30, 2013 as compared to $94,000 during the second quarter of 2012. During the second quarter of 2013, we sold $30.0 million of low yielding, adjustable-rate agency securities and purchased $23.9 million in higher yielding, fixed-rate securities and $7.1 million of higher yielding, adjustable-rate investments. During the second quarter of 2012, we sold $12.1 million of long-term, fixed-rate, mortgage-backed securities and purchased $8.3 million of primarily adjustable-rate investments. Also, during the second quarter of 2013, loan prepayment fees were $18,000 as compared to $130,000 during the second quarter of 2012, which included prepayment penalties on two commercial real estate loans.

	Six Months Ended June 30, 2013	Increase/(Decrease) from June 30, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$49	$2	4.3%
Loan service fees	104	(90)	(46.4)
Gain on sale of investments	1	(287)	(99.7)
Servicing rights, net	(8)	14	(63.6)
Other	113	9	8.7
Total noninterest income	$259	$(352)	(57.6)%

The decrease in noninterest income for the six months ended June 30, 2013 from the comparable period in 2012 was principally the result of net gains on sales of investments during the first half of 2013 of $1,000 as compared to net gains of $288,000 on the sales of investments of $22.9 million during the same period in 2012. During the first half of 2013, the sales of securities included low yielding, adjustable-rate agency securities resulting in lower gains as compared to the higher-yielding securities sold during the first half of 2012. Also, contributing to the decrease was $18,000 in loan prepayment fees during the first half of 2013 as compared to $132,000 during the first half of 2012.

Noninterest Expense. Noninterest expense increased $1.3 million to $5.3 million for the second quarter of 2013 from $6.6 million for the comparable quarter in 2012. For the six months ended June 30, 2013, noninterest expense decreased $1.0 million to $11.2 million from $12.2 million for the same period in 2012.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended June 30, 2013	Increase/(Decrease) from June 30, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$3,755	$304	8.8%
Occupancy and equipment	345	(50)	(12.7)
Professional fees	387	(81)	(17.3)
Data processing	176	(9)	(4.9)
Gain on sales of OREO property, net	(383)	(255)	199.2
OREO market value adjustments	76	(159)	(67.7)
OREO-related expenses, net	151	(295)	(66.1)
Regulatory assessments	94	(220)	(70.1)
Insurance and bond premiums	121	21	21.0
Proxy contest and related litigation	16	(588)	(97.4)
Marketing	42	(19)	(31.1)
Other general and administrative	526	88	20.1
Total noninterest expense	$5,306	$(1,263)	(19.2)%

The decrease in noninterest expense for the second quarter of 2013, compared to the same period in 2012, was primarily a result of a $588,000 decrease in proxy contest and related litigation expenses, a decrease of $709,000 in net OREO-related expenses largely due to decreases in taxes, gains on sales of OREO properties due to fewer properties sold and in the market value adjustment and a $220,000 decrease in our regulatory assessments. These decreases were partially offset by an increase of $304,000 in salaries and benefits due to an increase in the bonus accrual.

	Six Months Ended June 30, 2013	Increase/(Decrease) from June 30, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$7,369	$491	7.1%
Occupancy and equipment	699	(101)	(12.6)
Professional fees	743	(198)	(21.0)
Data processing	338	(28)	(7.7)
Gain on sales of OREO property, net	(1,015)	(666)	190.8
OREO market value adjustments	221	(324)	(59.4)
OREO-related expenses, net	485	(450)	(48.1)
Regulatory assessments	377	(34)	(8.3)
Insurance and bond premiums	235	35	17.5
Proxy contest and related litigation	105	(499)	(82.6)
Marketing	60	(53)	(46.9)
Prepayment penalty on FHLB advances	679	679	100.0
Other general and administrative	888	142	19.0
Total noninterest expense	$11,184	$(1,006)	(8.3)%
The decrease in noninterest expense for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to a decrease in net OREO-related expenses of $1.4 million and a $499,000 decrease in proxy contest and related litigation expenses, partially offset by a FHLB prepayment penalty of $679,000 incurred during the six months ended June 30, 2013 related to the refinance of a $33.1 million advance discussed above and an increase in salaries and employee benefits of $491,000 due primarily to an increase in the bonus accrual.

Federal Income Tax Expense. Our normal expected statutory income tax rate is 35%. However, during the second quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset. During the quarter ended June 30, 2013, we determined that maintaining the full valuation allowance was no longer appropriate and reversed most of the valuation allowance. Reversing the valuation allowance resulted in a tax benefit of

$13.8 million for both the quarter and six months ended June 30, 2013. While the full valuation allowance remained in effect, we did not recognize any significant tax expense or benefit in our Consolidated Financial Statements. We expect to recover $2.1 million of the remaining allowance as an offset to our projected provision for income tax in the third and fourth quarters of 2013. Beginning with the first quarter of 2014, we expect to recognize income tax expense based upon the statutory rate noted above, although certain tax-exempt income likely will result in a slightly lower effective rate in future periods. For more discussion on our deferred tax asset and related valuation allowance, please refer to Note 11 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, loan and investment repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At June 30, 2013, certificates of deposit scheduled to mature in one year or less totaled $225.7 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Historically, we have been able to retain a significant amount of the deposits as they mature. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs. At June 30, 2013, the Bank maintained credit facilities with the FHLB totaling $219.7 million with an outstanding balance of $74.0 million. At June 30, 2013, we also had available a $10.0 million credit facility with another financial institution, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flow in Item 1 of this Form 10-Q.

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

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2013 and December 31, 2012, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at June 30, 2013.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$12,068	$12,068	$—	$—	$—
Unused portion of lines of credit	14,300	1,741	1,715	7,147	3,697
Undisbursed portion of construction loans	15,873	11,200	4,673	—	—
Total commitments	$42,241	$25,009	$6,388	$7,147	$3,697

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

Capital

At June 30, 2013, stockholders' equity totaled $187.1 million, or 20.7% of total assets. Our book value per share of common stock was $10.88 at June 30, 2013 compared to $9.95 at December 31, 2012. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” institution in accordance with regulatory standards. As of June 30, 2013, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank only were as follows at June 30, 2013: Tier 1 leverage capital 19.24%; Tier 1 risk-based capital 27.99%; and Total risk-based capital 29.25%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. The Bank met the financial ratios for “well-capitalized” status at June 30, 2013. In addition, at June 30, 2013, First Financial Northwest, the parent company of the Bank, had $4.0 million of available cash to potentially increase its investment in the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General. Our Board of Directors has approved an asset/liability management policy to guide management in maximizing interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability. The policy established an Investment and Asset/Liability Management Committee comprised of certain members of senior management and the Board of Directors. The Committee's purpose is to communicate, coordinate and manage our asset/liability position consistent with our business plan and Board-approved policies. The Investment and Asset/Liability Management Committee meets quarterly to review various areas including:

•	economic conditions;

•	interest rate outlook;

•	asset/liability mix;

•	interest rate risk sensitivity;

•	current market opportunities to promote specific products;

•	historical financial results;

•	projected financial results; and

•	capital position.

The Committee also reviews current and projected liquidity needs. As part of its procedures, the Investment and Asset/Liability Management Committee regularly reviews interest rate risk by forecasting the impact that changes in interest rates may have on net interest income and the market value of portfolio equity, which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments and evaluating such impacts against the maximum potential change in the market value of portfolio equity that is authorized by the Board of Directors.

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

During the second quarter of 2013, we sold $30.0 million of low yielding, adjustable-rate, agency securities and purchased $23.9 million of fixed-rate investments and $7.1 million of adjustable-rate investments. These purchases included mortgage-backed securities, CMOs and investment grade corporate bonds offering significantly higher yields than the securities sold during the quarter.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income as a percentage of net income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 22.0% of our total loans were comprised of adjustable-rate loans at June 30, 2013. At that date, $68.7 million, or 45.6% of these loans with a weighted-average interest rate of 4.7% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

The assumptions we use are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, loan prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. We use market data to determine prepayments and maturities of loans, investments and borrowings and use our own assumptions on deposit decay rates except for time deposits. Time deposits are modeled to reprice to market rates upon their stated maturities. We also assume that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates, based upon our historical deposit decay rates.

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

The following table illustrates the change in our net interest income at June 30, 2013 that would occur in the event of a gradual change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at June 30, 2013
Basis Point Change in Rates	% Change
+300	4.12%
+200	3.75%
+100	3.05%
Base	1.57%
(100)	0.86%

The following table illustrates the change in our net portfolio value (“NPV”) at June 30, 2013 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (2)			Portfolio Value of Assets		Value of
Rates (1)	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	Assets (6)
	(Dollars in thousands)
+300	$149,161	$(52,829)	(26.15)%	17.84%	(5.74)%	$836,027
+200	169,864	(32,126)	(15.90)	19.61	(3.49)	866,330
+100	186,962	(15,028)	(7.44)	20.92	(1.63)	893,643
Base	201,990	—	—	21.96	—	919,764
(100)	226,060	24,070	11.92	23.81	2.62	949,616
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

When interest rates rise by 100, 200 or 300 basis points, our net interest income initially increases because a significant portion (over 29%) of our interest-earning assets are based on indices that adjust frequently to changes in market interest rates. Our interest-earning assets are primarily fixed-rate, intermediate-term and long-term loans, and to a lesser extent, investment securities and loans with yields based on market indexes. An increasing percentage of our interest-bearing liabilities are relatively short-term deposits and their repricing is dependent upon management's response to increasing interest rates or, in the case of certificates of deposit, the contractual maturity of the deposit instrument.

When interest rates rise by 100, 200 or 300 basis points, our net portfolio value of equity declines. The decrease is primarily due to the impact of increasing interest rates on our loan portfolio which loses value in rising rate environments because of its predominately long-term, fixed-rate nature. Typically during a rising interest rate environment, our interest-bearing deposits reprice more rapidly than our interest-earning assets.

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

At June 30, 2013, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be one of our primary risks as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes First Financial Northwest's common stock repurchases during the second quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April 1, 2013 - April 30, 2013	—	$—	—	—
May 1, 2013 - May 31, 2013	1,161,641	9.96	1,161,641	718,876
June 1, 2013 - June 30, 2013	492,906	9.99	492,906	225,970
	1,654,547	$9.97	1,654,547	225,970

Under the stock repurchase plan approved by the Board of Directors in May 2013, we were authorized to purchase 1,880,517 shares of common stock. The shares may be purchased in the open market or in privately negotiated transactions from time to time over a six month period, depending upon market conditions and other factors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Form of Employment Agreement for the President and Chief Executive Officer (1)
10.1	Form of Employment Agreement for the President and Chief Executive Officer of First Savings Bank Northwest (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak,
Harry A. Blencoe, Robert H. Gagnier and Joseph W. Kiley III (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
10.7	2008 Equity Incentive Plan (3)
10.8	Forms of incentive and non-qualified stock option award agreements (4)
10.9	Form of restricted stock award agreement (4)
10.10	Settlement Agreement and Mutual Release with the Stilwell Group (6)
10.11	Transition Agreement Modification Agreement for Victor Karpiak (6)
10.12	Amendment No. 1 to the Settlement and Mutual Release Agreement with the Stilwell Group (7)
10.13	Amendment No. 2 to the Settlement and Mutual Release Agreement with the Stilwell Group (8)
10.14	Amendment No. 3 to the Settlement and Mutual Release Agreement with the Stilwell Group (9)
10.15	Offer Letter, dated June 27, 2013, between First Savings Bank Northwest and Richard P. Jacobson. (10)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.0
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

_____________

(1)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 21, 2013.

(3)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated April 2, 2012.

(6)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2012.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 17, 2013.

(8)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated February 26, 2013.

(9)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated May 17, 2013.

(10)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated July 9, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: August 7, 2013	By:	/s/ Victor Karpiak
Victor Karpiak
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2013	By:	/s/ Kari Stenslie
Kari Stenslie
Chief Financial Officer (Principal Financial and Accounting Officer)