Form 10-Q
period 2013-09-30
First Financial Northwest, Inc.
filed 2013-11-07
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 2013, 16,643,090 shares of the issuer's common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

Part 1. Financial Information

Item 1. Financial Statements

	September 30, 2013	December 31, 2012
Assets

Cash on hand and in banks	$5,118	$4,289
Interest-bearing deposits	17,486	83,452
Investments available-for-sale, at fair value	151,344	152,262
Loans receivable, net of allowance of $12,271 and $12,542	652,593	650,468
Premises and equipment, net	17,491	18,073
Federal Home Loan Bank ("FHLB") stock, at cost	7,083	7,281
Investments transactions receivable	4,982	—
Accrued interest receivable	3,650	3,484
Deferred tax assets, net	14,842	1,000
Other real estate owned ("OREO")	12,600	17,347
Prepaid expenses and other assets	4,471	4,999
Total assets	$891,660	$942,655

Liabilities and Stockholders' Equity

Interest-bearing deposits	$609,738	$659,643
Noninterest-bearing deposits	9,455	6,154
Advances from the FHLB	74,000	83,066
Advance payments from borrowers for taxes and insurance	2,989	2,186
Accrued interest payable	62	179
Investment transactions payable	5,125	—
Other liabilities	4,680	4,310
Total liabilities	706,049	755,538

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued
or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding
16,789,790 and 18,805,168 shares at September 30, 2013 and December 31, 2012, respectively	168	188
Additional paid-in capital	171,278	190,534
Retained earnings, substantially restricted	25,892	6,650
Accumulated other comprehensive income (loss), net of tax	(1,570)	748
Unearned Employee Stock Ownership Plan ("ESOP") shares	(10,157)	(11,003)
Total stockholders' equity	185,611	187,117
Total liabilities and stockholders' equity	$891,660	$942,655
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$8,995	$9,539	$27,102	$29,813
Investments available-for-sale	533	507	1,609	1,600
Interest-bearing deposits	19	111	58	305
Dividends on FHLB stock	2	—	2	—
Total interest income	$9,549	$10,157	$28,771	$31,718
Interest expense
Deposits	1,655	2,429	5,311	7,997
FHLB advances	149	517	521	1,539
Total interest expense	$1,804	$2,946	$5,832	$9,536
Net interest income	7,745	7,211	22,939	22,182
Provision for loan losses	—	700	100	3,050
Net interest income after provision for loan losses	$7,745	$6,511	$22,839	$19,132
Noninterest income
Net gain (loss) on sale of investments	(39)	—	(38)	288
Other	159	107	417	430
Total noninterest income	$120	$107	$379	$718
Noninterest expense
Salaries and employee benefits	3,822	3,680	11,191	10,558
Occupancy and equipment	339	391	1,038	1,191
Professional fees	452	460	1,195	1,401
Data processing	175	174	513	540
Gain on sale of OREO property, net	(35)	(78)	(1,050)	(427)
OREO market value adjustments	135	1,157	356	1,702
OREO-related expenses, net	23	486	508	1,421
Regulatory assessments	172	298	549	709
Insurance and bond premiums	109	100	344	300
Proxy contest and related litigation	1	264	106	868
Marketing	29	68	89	181
Prepayment penalty on FHLB advances	—	—	679	—
Other general and administrative	166	457	1,054	1,203
Total noninterest expense	$5,388	$7,457	$16,572	$19,647
Income (loss) before federal income tax benefit	2,477	(839)	6,646	203
Federal income tax benefit	(135)	(48)	(13,886)	(999)
Net income (loss)	$2,612	$(791)	$20,532	$1,202

Basic earnings (loss) per share	$0.16	$(0.04)	$1.21	$0.07
Diluted earnings (loss) per share	$0.16	$(0.04)	$1.21	$0.07

Weighted average number of shares, basic	15,978,716	17,658,005	16,942,131	17,629,863
Weighted average number of shares, diluted	16,115,332	17,658,005	17,003,582	17,648,000

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$2,612	$(791)	$20,532	$1,202

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-
sale investments	390	815	(2,206)	612
Reclassification adjustment for net (gains) losses
realized in income	39	—	38	(288)
Other comprehensive income (loss), before tax	429	815	(2,168)	324
Income tax provision related to items of other
comprehensive income (loss)	150	—	150	—
Other comprehensive income (loss), net of tax	$279	$815	$(2,318)	$324
Total comprehensive income	$2,891	$24	$18,214	$1,526

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2013
(Dollars in thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2012	18,805,168	$188	$190,534	$6,650	$748	$(11,003)	$187,117
Other comprehensive income	—	—	—	20,532	(2,318)	—	18,214
Cash dividend declared and paid ($0.08 per share)	—	—	—	(1,290)	—	—	(1,290)
Exercise of stock options	140,989	1	1,320	—	—	—	1,321
Purchase and retirement of common stock	(2,156,367)	(21)	(21,847)	—	—	—	(21,868)
Compensation related to stock options and restricted stock awards	—	—	1,330	—	—	—	1,330
Allocation of 84,640 ESOP shares	—	—	(59)	—	—	846	787
Balances at September 30, 2013	16,789,790	$168	$171,278	$25,892	$(1,570)	$(10,157)	$185,611

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$20,532	$1,202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	100	3,050
OREO market value adjustments	356	1,702
Gain on sale of OREO property, net	(1,050)	(427)
Depreciation of premises and equipment	606	767
Net amortization of premiums and discounts on investments	1,460	1,260
ESOP expense	787	644
Compensation expense related to stock options and restricted stock awards	1,330	1,472
Net realized (gain) loss on investments available-for-sale	38	(288)
Loss from disposal of premises and equipment	—	9
Deferred federal income taxes	(13,992)	(1,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	528	1,136
Accrued interest receivable	(166)	126
Accrued interest payable	(117)	3
Investment transactions receivable	(4,982)	—
Investment transactions payable	5,125	—
Other liabilities	370	515
Net cash provided by operating activities	$10,925	$10,171

Cash flows from investing activities:
Proceeds from sales of investments	45,137	23,200
Reimbursed (capitalized) improvements in OREO	(33)	16
Proceeds from sales of OREO properties	11,890	15,067
Principal repayments on investments	21,189	15,734
Purchases of investments	(69,074)	(69,539)
Net (increase) decrease in loans receivable	(8,641)	40,367
FHLB stock redemption	198	66
Purchases of premises and equipment	(24)	(113)
Net cash provided by investing activities	$642	$24,798

Cash flows from financing activities:
Net decrease in deposits	(46,604)	(92,568)
Advances from the FHLB	74,010	110
Repayments of advances from the FHLB	(83,076)	(110)
Net increase in advance payments from borrowers for taxes and insurance	803	2,071
Proceeds from exercise of stock options	1,321	—
Repurchase and retirement of common stock	(21,868)	—
Cash dividends paid	(1,290)	—
Net cash used by financing activities	$(76,704)	$(90,497)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Continued
	Nine Months Ended September 30,
	2013	2012

Net decrease in cash and cash equivalents	$(65,137)	$(55,528)
Cash and cash equivalents:
Beginning of period	87,741	164,761
End of period	$22,604	$109,233

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,949	$9,533
Federal income taxes	31	60
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan and lease losses ("ALLL"),
transferred to OREO	$6,416	$9,523

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

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the ALLL, the valuation of OREO and the underlying collateral of loans in the process of foreclosure, deferred tax assets and the fair value of financial instruments.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on income or stockholders' equity.

Note 3 - Recently Issued Accounting Pronouncements

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
In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.
Note 4 - Investments

Investment securities available-for-sale are summarized as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$48,575	$605	$(347)	$48,833
Freddie Mac	26,961	407	(141)	27,227
Ginnie Mae	36,514	77	(485)	36,106
Municipal bonds	2,044	6	(216)	1,834
U.S. Government agencies	23,798	129	(521)	23,406
Corporate bonds	14,083	33	(178)	13,938
Total	$151,975	$1,257	$(1,888)	$151,344

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$35,039	$1,131	$(2)	$36,168
Freddie Mac	15,368	403	(8)	15,763
Ginnie Mae	31,193	84	(131)	31,146
Municipal bonds	2,048	7	(166)	1,889
U.S. Government agencies	67,077	223	(4)	67,296
Total	$150,725	$1,848	$(311)	$152,262

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$28,716	$(347)	$—	$—	$28,716	$(347)
Freddie Mac	7,061	(141)	—	—	7,061	(141)
Ginnie Mae	14,682	(259)	9,586	(226)	24,268	(485)
Municipal bonds	—	—	1,187	(216)	1,187	(216)
U.S. Government agencies	7,810	(502)	4,981	(19)	12,791	(521)
Corporate bonds	11,905	(178)	—	—	11,905	(178)
Total	$70,174	$(1,427)	$15,754	$(461)	$85,928	$(1,888)

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$4,603	$(2)	$—	$—	$4,603	$(2)
Freddie Mac	2,952	(8)	—	—	2,952	(8)
Ginnie Mae	18,238	(131)	—	—	18,238	(131)
Municipal bonds	—	—	1,239	(166)	1,239	(166)
U.S. Government agencies	10,508	(4)	—	—	10,508	(4)
Total	$36,301	$(145)	$1,239	$(166)	$37,540	$(311)

At September 30, 2013, the Company had eight securities with a gross unrealized loss of $461,000 with a fair value of $15.8 million that had an unrealized loss for greater than one year. At December 31, 2012, there was one security that had a gross unrealized loss of $166,000 with a fair value of $1.2 million that had an unrealized loss for greater than one year. Management reviewed the financial condition of the entities issuing these securities at September 30, 2013 and December 31, 2012, and determined that an other-than-temporary impairment ("OTTI") was not warranted.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an OTTI are written down to fair value. For equity securities, the impairment is recorded as a realized loss in noninterest income on the Company's Consolidated Income Statements. For debt securities, if the Company intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For the three and nine months ended September 30, 2013 and 2012, the Company did not have any OTTI losses on investments.

The amortized cost and estimated fair value of investments available-for-sale at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments are shown separately.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$50	$51
Due after one year through five years	14,855	14,692
Due after five years through ten years	17,358	17,153
Due after ten years	7,662	7,282
	39,925	39,178
Mortgage-backed investments	112,050	112,166
Total	$151,975	$151,344

Under Washington state law, in order to participate in the public funds program the Company is required to pledge as collateral an amount equal to 100% of the public deposits held in the form of eligible securities. Investments with a market value of $22.8 million and $1.9 million were pledged as collateral for public deposits at September 30, 2013 and December 31, 2012, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

We sold $15.1 million of investments generating no gross gains and gross losses of $39,000 during the three months ended September 30, 2013. For the three months ended September 30, 2012, we did not sell any investments. For the nine months ended September 30, 2013 we sold $45.1 million of investments generating a gross gain of $10,000 and a gross loss of $48,000 compared to sales of $22.9 million, gross gains of $294,000 and gross losses of $6,000 for the comparable period in 2012.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
One-to-four family residential: (1)
Permanent	$279,336	$306,851
Construction	—	177
	279,336	307,028
Multifamily:
Permanent	106,965	105,936
Construction	12,360	5,585
	119,325	111,521
Commercial real estate:
Permanent	224,649	207,436
Construction	13,805	12,500
Land	1,957	1,942
	240,411	221,878
Construction/land development: (2)
One-to-four family residential	1,795	608
Multifamily	12,741	8,375
Commercial real estate	5,770	—
Land development	7,958	10,435
	28,264	19,418

Business	1,795	2,968
Consumer	9,535	11,110
Total loans	678,666	673,923

Less:
Loans in process ("LIP")	11,355	8,856
Deferred loan fees, net	2,447	2,057
ALLL	12,271	12,542
Loans receivable, net	$652,593	$650,468
___________

(1)	Includes $121.1 million and $139.8 million of non-owner occupied loans at September 30, 2013 and December 31, 2012, respectively.

(2)
Excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At September 30, 2013, the Company had $13.8 million, or 5.7% of the total commercial real estate portfolio and $12.4 million, or 10.4% of its total multifamily portfolio in these "rollover" type of loans. At December 31, 2012, the Company had $12.5 million, or 5.6% of the total commercial real estate portfolio, $5.6 million, or 5.0% of the total multifamily portfolio, and $177,000, or 0.1% of its total one-to-four family loan portfolio in these "rollover" type of loans. At September 30, 2013 and December 31, 2012, $2.0 million and $1.9 million, respectively, of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots when it does not intend to finance the construction as commercial real estate land loans.

At September 30, 2013 and December 31, 2012 there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method:

	At or For the Three Months Ended September 30, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$4,970	$1,300	$5,519	$345	$21	$158	$12,313
Charge-offs	(107)	—	—	—	—	—	(107)
Recoveries	—	29	2	27	—	7	65
Provision	(4)	44	(3)	(27)	1	(11)	—
Ending balance	$4,859	$1,373	$5,518	$345	$22	$154	$12,271

General reserve	$3,590	$1,285	$5,230	$345	$22	$154	$10,626
Specific reserve	$1,269	$88	$288	$—	$—	$—	$1,645

Loans: (1)
Total Loans	$279,336	$116,801	$240,059	$19,785	$1,795	$9,535	$667,311
General reserve (2)	$227,821	$114,345	$226,697	$15,457	$1,795	$8,873	$594,988
Specific reserve (3)	$51,515	$2,456	$13,362	$4,328	$—	$662	$72,323
____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Nine Months Ended September 30, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,562	$1,139	$5,207	$437	$30	$167	$12,542
Charge-offs	(416)	(346)	(98)	(332)	—	(71)	(1,263)
Recoveries	533	237	5	97	—	20	892
Provision	(820)	343	404	143	(8)	38	100
Ending balance	$4,859	$1,373	$5,518	$345	$22	$154	$12,271

General reserve	$3,590	$1,285	$5,230	$345	$22	$154	$10,626
Specific reserve	$1,269	$88	$288	$—	$—	$—	$1,645

Loans: (1)
Total Loans	$279,336	$116,801	$240,059	$19,785	$1,795	$9,535	$667,311
General reserve (2)	$227,821	$114,345	$226,697	$15,457	$1,795	$8,873	$594,988
Specific reserve (3)	$51,515	$2,456	$13,362	$4,328	$—	$662	$72,323
____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,966	$2,024	$5,634	$567	$35	$224	$14,450
Charge-offs	(681)	—	(1,313)	(149)	—	(198)	(2,341)
Recoveries	—	—	3	1,355	—	1	1,359
Provision	863	(707)	1,623	(1,275)	—	196	700
Ending balance	$6,148	$1,317	$5,947	$498	$35	$223	$14,168

General reserve	$4,831	$1,317	$5,741	$498	$35	$223	$12,645
Specific reserve	$1,317	$—	$206	$—	$—	$—	$1,523

Loans: (1)
Total Loans	$313,562	$107,575	$214,937	$15,935	$3,503	$10,778	$666,290
General reserve (2)	$252,649	$101,621	$201,591	$7,938	$3,503	$10,637	$577,939
Specific reserve (3)	$60,913	$5,954	$13,346	$7,997	$—	$141	$88,351
_____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Nine Months Ended September 30, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,756	$950	$6,846	$2,503	$154	$350	$16,559
Charge-offs	(2,018)	(153)	(4,409)	(318)	—	(491)	(7,389)
Recoveries	12	—	475	1,457	—	4	1,948
Provision	2,398	520	3,035	(3,144)	(119)	360	3,050
Ending balance	$6,148	$1,317	$5,947	$498	$35	$223	$14,168

General reserve	$4,831	$1,317	$5,741	$498	$35	$223	$12,645
Specific reserve	$1,317	$—	$206	$—	$—	$—	$1,523

Loans: (1)
Total Loans	$313,562	$107,575	$214,937	$15,935	$3,503	$10,778	$666,290
General reserve (2)	$252,649	$101,621	$201,591	$7,938	$3,503	$10,637	$577,939
Specific reserve (3)	$60,913	$5,954	$13,346	$7,997	$—	$141	$88,351
_____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans, net of LIP, were $9.4 million and $22.8 million at September 30, 2013 and December 31, 2012, respectively. Foregone interest on nonperforming loans for the quarter ended September 30, 2013 was $167,000, compared to $338,000 for the same quarter in 2012. Foregone interest for the nine months ended September 30, 2013 was $684,000 compared to $1.1 million for the nine months ended September 30, 2012.

There were no funds committed to be advanced in connection with impaired loans at either September 30, 2013 or December 31, 2012.

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

A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan agreement. When identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the circumstances surrounding the loan and the borrower, including payment history and the amounts of any payment shortfall, length and reason for delay and the likelihood of a return to stable performance. Impairment is measured on a loan-by-loan basis for all loans in the portfolio. We obtain annual updated appraisals for impaired collateral dependent loans that exceed $1.0 million and loans that have been transferred to OREO. In addition, we may order appraisals on properties not included within these guidelines when there are extenuating circumstances where we are not otherwise able to determine the fair value of the property.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type:

	September 30, 2013
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$4,941	$5,551	$—
Non-owner occupied	30,007	30,270	—
Multifamily	238	265	—
Commercial real estate	5,324	5,607	—
Construction/land development	4,328	8,812	—
Consumer	662	750	—
Total	45,500	51,255	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	3,827	3,913	213
Non-owner occupied	12,740	12,796	1,056
Multifamily	2,218	2,218	88
Commercial real estate	8,038	8,038	288
Total	26,823	26,965	1,645
Total impaired loans:
One-to-four family residential:
Owner occupied	8,768	9,464	213
Non-owner occupied	42,747	43,066	1,056
Multifamily	2,456	2,483	88
Commercial real estate	13,362	13,645	288
Construction/land development	4,328	8,812	—
Consumer	662	750	—
Total	$72,323	$78,220	$1,645
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
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$4,908	$30	$4,989	$88
Non-owner occupied	29,372	448	30,661	1,297
Multifamily	241	—	2,572	—
Commercial real estate	6,494	94	8,040	229
Construction/land development	4,348	—	4,553	—
Consumer	689	—	718	—
Total	46,052	572	51,533	1,614

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,295	41	4,926	153
Non-owner occupied	13,916	142	14,954	503
Multifamily	1,723	59	862	99
Commercial real estate	8,050	93	8,075	301
Total	27,984	335	28,817	1,056

Total impaired loans:
One-to-four family residential:
Owner occupied	9,203	71	9,915	241
Non-owner occupied	43,288	590	45,615	1,800
Multifamily	1,964	59	3,434	99
Commercial real estate	14,544	187	16,115	530
Construction/land development	4,348	—	4,553	—
Consumer	689	—	718	—
Total	$74,036	$907	$80,350	$2,670

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$7,284	$46	$7,813	$119
Non-owner occupied	36,147	497	37,738	1,545
Multifamily	4,620	143	4,035	234
Commercial real estate	8,106	75	11,411	255
Construction/land development	8,364	—	8,729	—
Consumer	211	1	182	3
Total	64,732	762	69,908	2,156

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,814	56	4,617	185
Non-owner occupied	11,615	298	10,489	519
Commercial real estate	5,709	73	3,885	212
Total	22,138	427	18,991	916

Total impaired loans:
One-to-four family residential:
Owner occupied	12,098	102	12,430	304
Non-owner occupied	47,762	795	48,227	2,064
Multifamily	4,620	143	4,035	234
Commercial real estate	13,815	148	15,296	467
Construction/land development	8,364	—	8,729	—
Consumer	211	1	182	3
Total	$86,870	$1,189	$88,899	$3,072

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

	September 30, 2013	December 31, 2012
	(In thousands)
Nonperforming assets: (1)
Nonaccrual loans	$8,607	$18,231
Nonaccrual TDRs	828	4,528
Total nonperforming loans	9,435	22,759
OREO	12,600	17,347
Total nonperforming assets	$22,035	$40,106

Performing TDRs	$62,888	$65,848
Nonaccrual TDRs	828	4,528
Total TDRs	$63,716	$70,376
_____________
(1) There were no loans 90 days or more past due and still accruing interest at September 30, 2013 or December 31, 2012. All loans are reported net of LIP.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a summary of nonaccrual loans by loan type:

	September 30, 2013	December 31, 2012
	(In thousands)
One-to-four family residential	$3,003	$6,248
Multifamily	238	4,711
Commercial real estate	1,204	6,274
Construction/land development	4,328	4,767
Consumer	662	759
Total nonaccrual loans	$9,435	$22,759

The following tables represent a summary of the aging of loans by type:

	Loans Past Due as of September 30, 2013
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$962	$92	$1,420	$2,474	$155,738	$158,212
Non-owner occupied	199	—	438	637	120,487	121,124
Multifamily	—	—	—	—	116,801	116,801
Commercial real estate	586	115	1,089	1,790	238,269	240,059
Construction/land development	—	—	473	473	19,312	19,785
Total real estate	1,747	207	3,420	5,374	650,607	655,981
Business	13	—	—	13	1,782	1,795
Consumer	117	—	—	117	9,418	9,535
Total	$1,877	$207	$3,420	$5,504	$661,807	$667,311
 ________________
(1) There were no loans 90 days past due and still accruing interest at September 30, 2013.
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
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Quality Indicators. The Company utilizes a nine-point risk rating system and assigns a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension. Credits risk rated 1 through 5 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on the Company's watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future. Credits classified as special mention are risk rated 6 and possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. Substandard credits are risk rated 7. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at September 30, 2013 and December 31, 2012.

        The following tables represent a summary of loans by type and risk category:

	September 30, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$261,495	$114,130	$225,948	$15,457	$1,782	$8,650	$627,462
Special mention	7,818	1,208	10,516	—	13	1	19,556
Substandard	10,023	1,463	3,595	4,328	—	884	20,293
Total	$279,336	$116,801	$240,059	$19,785	$1,795	$9,535	$667,311
 _____________
(1) Net of LIP.

	December 31, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$286,674	$103,696	$202,407	$7,600	$2,968	$10,129	$613,474
Special mention	10,433	—	11,666	165	—	—	22,264
Substandard	9,826	5,950	7,805	4,767	—	981	29,329
Total	$306,933	$109,646	$221,878	$12,532	$2,968	$11,110	$665,067
______________
(1) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the loan portfolio by type and payment activity:

	September 30, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$276,333	$116,563	$238,855	$15,457	$1,795	$8,873	$657,876
Nonperforming (3)	3,003	238	1,204	4,328	—	662	9,435
Total	$279,336	$116,801	$240,059	$19,785	$1,795	$9,535	$667,311
____________

(1)	Net of LIP.

(2)	There were $155.8 million of owner-occupied one-to-four family residential loans and $120.5 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	There were $2.4 million of owner-occupied one-to-four family residential loans and $566,000 of non-owner occupied one-to-four family residential loans classified as nonperforming.

	December 31, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$300,685	$104,935	$215,604	$7,765	$2,968	$10,351	$642,308
Nonperforming (3)	6,248	4,711	6,274	4,767	—	759	22,759
Total	$306,933	$109,646	$221,878	$12,532	$2,968	$11,110	$665,067
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

The following table presents TDRs and their recorded investment prior to the modification and after the modification:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
Interest-only payments with no interest rate concession	—	$—	$—	2	$682	$682
Principal and interest with interest rate concession	—	—	—	2	1,620	1,556
Principal and interest reamortized with no interest rate concession	1	261	261	1	261	261
Advancement of maturity date	—	—	—	1	311	306
Commercial real estate:
Principal and interest reamortized with no interest rate concession	—	—	—	1	335	332
Interest-only payments with interest rate concession	—	—	—	2	3,484	3,483
Advancement of maturity date	1	437	436	1	437	436
Total	2	$698	$697	10	$7,130	$7,056

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
Principal and interest with interest rate concession	21	$3,750	$3,738	22	$3,964	$3,950
Principal and interest reamortized with no interest rate concession	1	71	71	1	71	71
Commercial real estate:
Principal and interest with interest rate concession	—	—	—	1	1,415	1,400
Interest-only payments with interest rate concession	—	—	—	2	2,508	2,504
Total	22	$3,821	$3,809	26	$7,958	$7,925

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2013, December 31, 2012 and September 30, 2012, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the three and nine months ended September 30, 2013 and 2012 were primarily a result of granting the borrower interest rate concessions and/or interest-only payments for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. TDRs resulted in no charge-offs to the ALLL for the three months ended September 30, 2013 and $107,000 in charge-offs to the ALLL for the three months ended September 30, 2012, and $89,000 and $751,000 for the nine months ended September 30, 2013 and 2012, respectively.

The following is a summary of loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and nine months ended September 30, 2013 and 2012:

	Types of Modification
	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Number of Loans	Interest Rate Concession with Principal and Interest Payments	No Interest Rate Concession with Modified Principal and Interest Payments	Maturity Date Extension	Number of Loans	Interest Rate Concession with Principal and Interest Payments	No Interest Rate Concession with Modified Principal and Interest Payments	Maturity Date Extension
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	—	$—	$—	$—	—	$—	$—	$—
Commercial real estate	1	—	—	436	3	935	332	436
Total	1	$—	$—	$436	3	$935	$332	$436

	Types of Modification
	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Interest Rate Concession with Interest Only Payment	Interest Rate Concession	Number of Loans	Interest Rate Concession with Interest Only Payment	Interest Rate Concession
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	2	$377	$—	2	$377	$—
Commercial real estate	1	495	—	2	1,895	—
Total	3	$872	$—	4	$2,272	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL.

Note 6 - Other Real Estate Owned

The following table is a summary of OREO:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$14,226	$22,206	$17,347	$26,044
Loans transferred to OREO	1,047	1,501	6,416	9,523
Capitalized (reimbursed) improvements	(5)	(16)	33	(16)
Dispositions of OREO, net	(2,533)	(3,325)	(10,840)	(14,640)
Market value adjustments	(135)	(1,157)	(356)	(1,702)
Balance at end of period	$12,600	$19,209	$12,600	$19,209

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. OREO at September 30, 2013 consisted of $1.8 million in one-to-four family residential homes, $556,000 in construction/land development projects and $10.2 million in commercial real estate properties.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements):

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at September 30, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$48,833	$—	$48,833	$—
Freddie Mac	27,227	—	27,227	—
Ginnie Mae	36,106	—	36,106	—
Municipal bonds	1,834	—	1,834	—
U.S. Government agencies	23,406	—	23,406	—
Corporate bonds	13,938	—	13,938	—
	$151,344	$—	$151,344	$—

	Fair Value Measurements at December 31, 2012
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$36,168	$—	$36,168	$—
Freddie Mac	15,763	—	15,763	—
Ginnie Mae	31,146	—	31,146	—
Municipal bonds	1,889	—	1,889	—
U.S. Government agencies	67,296	—	67,296	—
	$152,262	$—	$152,262	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	Fair Value Measurements at September 30, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(In thousands)
Impaired loans (included in loans
receivable, net) (1)	$70,678	$—	$—	$70,678	$1,645
OREO (2)	12,600	—	—	12,600	135
Total	$83,278	$—	$—	$83,278	$1,780
_______________
(1) The loss represents the specific reserve against loans that were considered impaired at September 30, 2013.
(2) The loss represents OREO market value adjustments for the quarter ended September 30, 2013.

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

	September 30, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$70,678	Market approach	Adjusted for differences between comparable sales	0% - 11% (0.6%)

OREO	$12,600	Market approach	Adjusted for differences between comparable sales	0% - 15% (1.2%)

The carrying amounts and estimated fair values of financial instruments were as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2013
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,118	$5,118	$5,118	$—	$—
Interest-bearing deposits	17,486	17,486	17,486	—	—
Investments available-for-sale	151,344	151,344	—	151,344	—
Loans receivable, net	652,593	677,515	—	—	677,515
FHLB stock	7,083	7,083	—	7,083	—
Investment transactions receivable	4,982	4,982	—	4,982	—
Accrued interest receivable	3,650	3,650	—	3,650	—

Financial Liabilities:
Deposits	193,380	193,380	193,380	—	—
Certificates of deposit	425,813	429,603	—	429,603	—
Advances from the FHLB	74,000	73,564	—	73,564	—
Accrued interest payable	62	62	—	62	—
Investment transactions payable	5,125	5,125	—	5,125	—

	December 31, 2012
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$4,289	$4,289	$4,289	$—	$—
Interest-bearing deposits	83,452	83,452	83,452	—	—
Investments available-for-sale	152,262	152,262	—	152,262	—
Loans receivable, net	650,468	689,708	—	—	689,708
FHLB stock	7,281	7,281	—	7,281	—
Accrued interest receivable	3,484	3,484	—	3,484	—

Financial Liabilities:
Deposits	202,090	202,090	202,090	—	—
Certificates of deposit	463,707	467,126	—	467,126	—
Advances from the FHLB	83,066	83,659	—	83,659	—
Accrued interest payable	179	179	—	179	—

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

Note 8 - Federal Home Loan Bank Stock

At September 30, 2013, the Bank held $7.1 million of FHLB stock. FHLB stock is carried at par value ($100 per share) and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

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

On October 25, 2010, the FHLB agreed to the stipulation and issuance of a Consent Order by its primary regulator, the Federal Housing Finance Agency (“FHFA”). The Consent Order sets forth requirements for capital management, asset composition, and other operational and risk management improvements. In addition, the FHLB may not repurchase member stock or pay dividends, until they achieve and maintain financial thresholds established by the FHFA as part of the agency's supervisory process, subject to FHFA approval. The FHLB announced on September 7, 2012 that the FHFA now considers the FHLB to be adequately capitalized. Dividends on, or repurchases of, the FHLB stock continue to require the consent of the FHFA. These restrictions are not expected to have a material effect on our financial position, liquidity or results of operations. The Bank has determined there is not an OTTI on the FHLB stock investment as of September 30, 2013.

During the third quarter of 2012, the FHLB announced that the FHFA had granted them the authority to repurchase up to $25 million in excess capital stock per quarter, provided that their financial condition - measured primarily by the ratio of market value of equity-to-par value of capital stock - does not deteriorate. As a result, the FHLB repurchased shares on a pro-rata basis from its shareholders, including 658 shares from the Bank at par value for the three months ended September 30, 2013 and 1,976 shares from the Bank, at par value during the nine months ended September 30, 2013. The FHLB announced on July 22, 2013, that, based on second quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend. It was the first dividend since 2008.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 9- Stock-Based Compensation

In June 2008, First Financial Northwest's shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $360,000 and $539,000 for the three months ended September 30, 2013 and 2012, respectively, and the related income tax benefit was $126,000 and $189,000 for the three months ended September 30, 2013 and 2012, respectively.

Total compensation expense for the Plan was $1.3 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively, and the related income tax benefit was $465,000 and $515,000 for the nine months ended September 30, 2013 and 2012, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 2,285,280 shares to Company directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At September 30, 2013, remaining options for 766,756 shares of common stock were available for grant under the Plan.

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

A summary of the Company’s stock option plan awards for the quarter ended September 30, 2013, follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,448,524	$9.41
Granted	110,000	10.79
Exercised	(140,989)	9.37
Forfeited or expired	(40,000)	9.42
Outstanding at September 30, 2013	1,377,535	9.53	5.46	1,281,898
Expected to vest assuming a 3% forfeiture rate
over the vesting term	1,370,935	9.53	5.44	1,271,719

Exercisable at September 30, 2013	1,157,535	9.62	4.47	942,598

As of September 30, 2013, there was $613,976 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.5 years.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At September 30, 2013, remaining restricted stock awards for 74,478 shares were available to be awarded. Shares that have been repurchased totaled 109,800 and are held in trust until they are issued in connection with the agreement.

A summary of changes in nonvested restricted stock awards for the quarter ended September 30, 2013, follows:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	244,847	$8.95
Granted	25,000	10.88
Vested	(149,647)	9.79
Forfeited	(10,400)	9.12
Nonvested at September 30, 2013	109,800	8.24

Expected to vest assuming a 3% forfeiture rate over the vesting term	106,506

As of September 30, 2013, there was $807,058 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.1 years. The total fair value of shares vested during the quarters ended September 30, 2013 and 2012 was $1.4 million and $1.3 million, respectively. The total fair value of shares vested during nine months period ended September 30, 2013 and 2012 was $1.5 million and $1.4 million, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 10 - Federal Income Taxes

The following table reflects the effect of temporary differences that give rise to the components of the net deferred tax assets as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$9,072	$11,474
Charitable contributions	26	25
Allowance for loan losses	4,200	3,829
Reserve for unfunded commitments	92	87
Deferred compensation	690	689
Net unrealized loss on investments available-for-sale	221	—
Alternative Minimum Tax credit carryforward	1,592	1,485
Employee benefit plans	1,805	1,910
Net capital loss on investments	545	545
OREO market value adjustments	389	731
OREO expenses	103	202
Accrued expenses	142	142
Deferred tax assets before valuation allowance	18,877	21,119
Valuation allowance	(1,589)	(16,851)
Total deferred tax assets	$17,288	$4,268

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	1,337	1,337
Loan origination fees and costs	583	621
Servicing rights	15	25
Net unrealized gain on investments available-for-sale	—	538
Other, net	511	747
Total deferred tax liabilities	$2,446	$3,268
Deferred tax assets, net	$14,842	$1,000

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

As of September 30, 2013, the consolidated balance sheet included gross deferred tax assets of $18.9 million and a deferred tax asset valuation allowance of $1.6 million. Our primary deferred tax assets relate to our net operating loss carryforward, our ALLL, our employee benefit plans and our AMT credit carryforward.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the quarter ended June 30, 2013, management determined that a full valuation allowance was no longer appropriate and reversed essentially all of the valuation allowance. Management currently anticipates utilizing approximately $1.0 million of the remaining valuation allowance to offset its projected tax expense in the fourth quarter of 2013. The remaining $545,000 deferred tax asset valuation which related to a capital loss carryforward will most likely not be recognized. The ultimate utilization of the remaining valuation allowance and realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible. Management considered the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, projected future taxable income, available tax planning strategies and other factors in making its assessment to reverse the deferred tax valuation allowance. As a result the valuation decreased to $1.6 million at September 30, 2013 from $16.9 million at December 31, 2012.

At September 30, 2013, the Company's federal net operating loss carryforward was $25.9 million which will begin to expire in 2030. At September 30, 2013, the Company had an alternative minimum tax credit carryforward totaling $1.6 million, with no expiration date.

Note 11 - Earnings Per Share

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except share data)
Net income (loss)	$2,612	$(791)	$20,532	$1,202

Basic weighted-average common shares outstanding	15,978,716	17,658,005	16,942,131	17,629,863
Plus common stock options considered outstanding for dilutive purposes
(excludes antidilutive options)	136,616	—	61,451	18,137
Diluted weighted-average common shares outstanding	16,115,332	17,658,005	17,003,582	17,648,000

Basic earnings (loss) per share	$0.16	$(0.04)	$1.21	$0.07
Diluted earnings (loss) per share	$0.16	$(0.04)	$1.21	$0.07

Options to purchase an additional 110,000 and 1,348,524 shares of common stock at September 30, 2013 and 2012, respectively, were not included in the computation of diluted earnings per share because their exercise price resulted in them being antidilutive.

Note 12 - Segment Information

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

During the past several years we have limited our origination of construction loans because of the higher risks associated with those loans, the economic challenges in our market area and to focus on reducing our non-performing assets. We are now experiencing improved conditions in our primary market area as evidenced by stronger real estate prices, a general lack of new housing inventory in certain areas and stronger employment in the Puget Sound region. As a result, we have selectively increased our origination of construction lending and anticipate that it will become a larger portion of our total portfolio in future periods.

We are taking a disciplined approach in our construction/land development lending by concentrating our efforts on smaller projects with lower total unit development per site.  We also have generally limited our origination of land development projects to those projects where the borrower has their required portion of the construction funds available to build the proposed homes.  Our current speculative construction lending requirements are also higher than prior periods, with loan to cost guidelines of no more than 80% and loan to completed value of no more than 75%, unless sufficient factors exist to mitigate operating outside of these guidelines.

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

Net income for the three months ended September 30, 2013 was $2.6 million or $0.16 per diluted share, as compared to a net loss of $791,000 or $(0.04) per diluted share for the three months ended September 30, 2012. The improvement in operating results in the third quarter of 2013, as compared to the third quarter of 2012 was primarily due to a $2.1 million decrease in total noninterest expense, a $534,000 increase in net interest income and a $700,000 reduction in the provision for loan losses. The decrease in total noninterest expense includes reductions of $1.4 million in net OREO-related expenses, $263,000 in proxy contest and related litigation expense and $126,000 in FDIC deposit insurance premiums, partially offset by an increase of $142,000 in salaries and employee benefits.

For the nine months ended September 30, 2013, the Company had net income of $20.5 million, or $1.21 per diluted share, as compared to net income of $1.2 million, or $0.07 per diluted share for the comparable period in 2012. The improvement in operating results for the nine months ended September 30, 2013, as compared to the same period last year was the result of a federal tax benefit of $13.8 million due to the partial reversal of the deferred tax asset valuation allowance, a $757,000 increase in net interest income, a $3.0 million decrease in the provision for loan losses, a $339,000 decrease in noninterest income and a $3.1 million decrease in noninterest expense. The $3.1 million decrease in noninterest expense was primarily comprised of reductions of $2.9 million in net OREO-related expenses, $762,000 in proxy contest and related litigation expenses and $206,000 in professional fees partially offset by $679,000 in prepayment penalty on repayment of FHLB advances and a $633,000 increase in salaries and employee benefits.

During the nine months ended September 30, 2013, our total loan portfolio increased $4.7 million, or 0.7% from December 31, 2012, primarily due to a $18.5 million, or 8.4% increase in commercial real estate loans, a $8.8 million, or 45.6% increase in construction/land development loans and a $7.8 million, or 7.0% increase in multifamily loans partially offset by a $27.7 million, or 9.0% decrease in one-to-four family residential loans due in large part to larger than normal prepayments on this portion of the portfolio.

The following table details our five largest lending relationships at September 30, 2013:

Borrower (1)	One-to-Four Family Residential (Rental Properties)	Multifamily	Commercial Real Estate (Rental Properties)	Construction/Land Development	Aggregate Balance of Loans (2)
	(In thousands)
Real estate builder	$16,822	$—	$—	$3,475	$20,297
Real estate investor	—	—	17,994	—	17,994
Real estate investor	8,810	3,987	1,707	—	14,504
Real estate builder (3)	14,275	—	218	—	14,493
Real estate builder (4)	12,698	—	799	—	13,497
Total	$52,605	$3,987	$20,718	$3,475	$80,785
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	Net of LIP.

(3)	Of this amount, $13.3 million were considered impaired loans, all of which were performing one-to-four family residential loans.

(4)
Of this amount, $12.7 million were considered impaired loans, of which $11.9 million were performing one-to-four family residential loans and $799,000 is a restructured performing commercial real estate loan.

These relationships, which represent 12.1% of our loans, net of undisbursed funds, decreased $4.8 million from December 31, 2012. Of the three builders listed above, two are operating under restructured loan plans established by the Bank. As of September 30, 2013, the loans to both builders continue to perform in accordance with the terms of their respective plans. None of the restructured loans to these two borrowers have ever been delinquent, except for one commercial real estate loan which was restructured and brought current at the end of 2010. The remaining three borrowers were current on their loan payments at September 30, 2013. We monitor the performance of these borrowing relationships very closely due to the concentration risk they possess in relation to the entire loan portfolio.

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

General. At September 30, 2013, total assets decreased $51.0 million to $891.7 million from $942.7 million at December 31, 2012. This decrease in total assets was primarily the result of reductions in interest-bearing deposits of $66.0 million and OREO of $4.7 million, partially offset by increases of $13.8 million in net deferred tax assets, $5.0 million in investment transactions receivable and $2.1 million in net loans receivable. Total liabilities decreased $49.5 million to $706.0 million at September 30, 2013 from $755.5 million at December 31, 2012, primarily due to decreases of $49.9 million in interest-bearing deposits and $9.1 million in advances from the FHLB, partially offset by a $5.1 million increase in investment transactions payable. Stockholders’ equity decreased $1.5 million to $185.6 million from December 31, 2012, primarily the result of net income of $20.5 million generated during the nine months ended September 30, 2013 and $1.3 million for both share-based compensation and for issuance of stock related to the exercise of stock options offset by $21.9 million related to the repurchase and retirement of common stock, a $2.3 million decline in accumulated other comprehensive income and the payment of $1.3 million in dividends to shareholders.

Assets. Total assets were $891.7 million at September 30, 2013, a decrease of $51.0 million, or 5.4% from $942.7 million at December 31, 2012. The following table details the changes in the composition of our assets at September 30, 2013 from December 31, 2012.

	Balance at September 30, 2013	Increase/(Decrease) from December 31, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Cash on hand and in banks	$5,118	$829	19.3%
Interest-bearing deposits	17,486	(65,966)	(79.0)
Investments available-for-sale, at fair value	151,344	(918)	(0.6)
Loans receivable, net	652,593	2,125	0.3
Premises and equipment, net	17,491	(582)	(3.2)
FHLB stock, at cost	7,083	(198)	(2.7)
Investment transactions receivable	4,982	4,982	100.0
Accrued interest receivable	3,650	166	4.8
Deferred tax assets, net	14,842	13,842	1,384.2
OREO	12,600	(4,747)	(27.4)
Prepaid expenses and other assets	4,471	(528)	(10.6)
Total assets	$891,660	$(50,995)	(5.4)%

Interest-bearing deposits decreased $66.0 million to $17.5 million at September 30, 2013, from $83.5 million at December 31, 2012. During the nine months ended September 30, 2013, excess liquidity was used primarily to fund maturing certificates of deposit and restructure our FHLB advances by prepaying $33.1 million with a weighted-average interest rate of 2.93% and contemporaneously borrowing a three year $34.0 million fixed-rate FHLB advance at a rate of 0.81%. In addition, during the nine months ended September 30, 2013, we repaid a $50.0 million maturing FHLB advance with an interest rate of 2.17% and borrowed $40.0 million in FHLB fixed-rate advances at an average rate of 79 basis points. Investments available-for-sale decreased $918,000, or 0.6% to $151.3 million at September 30, 2013, from $152.3 million at December 31, 2012. Net loans receivable increased $2.1 million to $652.6 million at September 30, 2013 from December 31, 2012. Loan originations for the nine months ended September 30, 2013 were $119.5 million, of which $37.0 million and $45.0 million were in one-to-four family residential and commercial real estate loans, respectively. Principal repayments for the loan portfolio during the nine months ended September 30, 2013 were $105.4 million and loans transferred to OREO were $6.4 million. OREO decreased $4.7 million, or 27.4% to $12.6 million at September 30, 2013, from $17.3 million at December 31, 2012 as we continue to sell our inventory of foreclosed real estate.

During the third quarter of 2013, we sold $15.0 million of low yielding, adjustable-rate, agency securities and purchased $14.7 million of fixed-rate investments and $6.6 million of adjustable-rate investments. These purchases included mortgage-backed securities, collateralized mortgage obligations ("CMOs") securities and a $1.5 million investment grade corporate bond offering higher yields than the securities sold during the quarter. The anticipated yields on the securities purchased during the quarter range from 0.93% to 3.15% as compared to the low current yields on the securities sold which ranged from 0.18% to 0.23%. These trades were based on management's assessment of the opportunities presented by the yield curve in effect at the time of the transactions, and the belief that the anticipated returns from holding longer term securities justified the additional interest rate risk. The investment portfolio activity during the first nine months of 2013 resulted in an increase of the effective duration of the portfolio to 1.67 years at September 30, 2013 as compared to 0.91 years at December 31, 2012.

As of September 30, 2013, the consolidated balance sheet included gross deferred tax assets of $18.9 million and a deferred tax asset valuation allowance of $1.6 million. Management anticipates utilizing $1.0 million of the remaining valuation allowance to offset our projected tax expense in the fourth quarter of 2013. The remaining $545,000 deferred tax asset valuation allowance which related to a capital loss carryforward will most likely not be recognized. The ultimate utilization of the remaining valuation allowance and realization of deferred tax assets is dependent upon the Company remaining profitable. Deferred tax liabilities totaled $2.4 million, resulting in a net deferred tax asset of $14.8 million at September 30, 2013.

Deposits. During the first nine months of 2013, deposits decreased $46.6 million to $619.2 million at September 30, 2013, compared to $665.8 million at December 31, 2012. Deposit accounts consisted of the following:

	Balance at September 30, 2013	Increase/ (Decrease) from December 31, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$9,455	$3,301	53.6%
NOW	17,974	2,030	12.7
Statement savings	19,131	858	4.7
Money market	146,819	(14,900)	(9.2)
Certificates of deposit	425,814	(37,893)	(8.2)
	$619,193	$(46,604)	(7.0)%

Money market and certificates of deposit accounts decreased $14.9 million and $37.9 million, respectively, during the first nine months of 2013 partially offset by increases of $3.3 million and $2.0 million in noninterest-bearing and NOW accounts for the same period. The decrease in certificates of deposit was primarily the result of our strategy to utilize our excess liquidity, mainly cash, to reduce higher-cost deposits by competing less aggressively on deposit interest rates. We believe customers who were more interest rate sensitive elected to withdraw their funds to invest in higher yielding investment products, which contributed to the decline in our deposit balances. Included in the certificates of deposit balance at September 30, 2013 was $10.7 million in public funds compared to $1.8 million in public funds at December 31, 2012. We did not have any brokered deposits at September 30, 2013 or December 31, 2012.

FHLB Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk and to leverage our balance sheet. Total FHLB advances at September 30, 2013 were $74.0 million, a decrease of $9.1 million from December 31, 2012. During the nine months ended September 30, 2013, we restructured our balance sheet by prepaying $33.1 million in FHLB advances with a weighted-average interest rate of 2.93% incurring a prepayment penalty of $679,000 which were replaced with a $34.0 million three year advance from the FHLB at 0.81%. In January 2013, a $50.0 million advance from the FHLB, with an interest rate of 2.17%, matured and was not renewed. In addition, during the second quarter of 2013, we borrowed $40.0 million in FHLB fixed-rate advances at an average interest rate of 0.79%, of which $20.0 million will mature in May 2016 and the remaining $20.0 million will mature in April 2017.

Stockholders’ Equity. Total stockholders’ equity decreased $1.5 million to $185.6 million at September 30, 2013 from approximately the same amount at December 31, 2012. The decrease was primarily the result of net income of $20.5 million for the nine months ended September 30, 2013 and $1.3 million related to share-based compensation and stock options exercises offset by $21.9 million related to the repurchase and retirement of common stock and a $2.3 million decline in accumulated other comprehensive income which includes the unrealized loss, net of taxes, on investments available-for-sale. During the period, we also paid $1.3 million in dividends to shareholders. The decline in accumulated other comprehensive income reflects the recent rise in long-term market interest rates that reduced the fair value of our investment portfolio.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2013 and 2012

General. Net income for the quarter ending September 30, 2013 was $2.6 million, an increase of $3.4 million from a net loss of $791,000 for the comparable quarter in the prior year. The increase in net income was due to a $534,000 increase in net interest income, a $700,000 reduction in the provision for loan losses and a $2.1 million decrease in noninterest expense. For the nine months ended September 30, 2013, net income was $20.5 million, an increase of $19.3 million as compared to net income of $1.2 million for the comparable period in 2012. The increase in net income for the nine months ended September 30, 2013, was the result of a federal tax benefit of $13.9 million due to the partial reversal of the deferred tax asset valuation allowance, a $757,000 increase in net interest income, a $3.0 million decrease in the provision for loan losses, a $339,000 decrease in noninterest income and a $3.1 million decrease in noninterest expense.

Net Interest Income. Net interest income for the quarter ended September 30, 2013 increased $534,000 to $7.7 million, as compared to $7.2 million for the same quarter in 2012. The increase was attributable to a $1.1 million decrease in interest expense partially offset by a $608,000 decrease in interest income. Average interest-earning assets decreased $100.1 million to $835.7 million for the three months ended September 30, 2013, from the same quarter in 2012 primarily due to a decrease in the average balance of our interest-bearing deposits of $102.0 million partially offset by an increase of $7.7 million in the average balance of investments available-for-sale. Average interest-bearing liabilities decreased $97.8 million to $688.9 million for the third quarter of 2013 compared to the third quarter of 2012, primarily due to declines in the average balance of our money market accounts, certificates of deposit and FHLB advances of $12.3 million, $80.9 million and $9.1 million, respectively. During the same period, our yield on interest-earning assets increased 23 basis points while our cost of funds decreased 45 basis points. Our interest rate spread for the quarter ended September 30, 2013 increased 68 basis points to 3.52% compared to 2.84% for the third quarter of 2012. Our net interest margin for the third quarter of 2013 increased 63 basis points to 3.71% from 3.08% for the same quarter last year. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 121.31% at September 30, 2013, from 118.96% at September 30, 2012, reflecting our efforts to convert nonearning assets to earning assets, resulting in a more efficient balance sheet.

Net interest income for the nine months ended September 30, 2013 increased $757,000 to $22.9 million, as compared to $22.2 million for the same period in 2012. The increase was attributable to a $3.7 million decrease in interest expense offset by a $2.9 million decrease in interest income. Average interest-earning assets decreased $122.3 million to $840.1 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012 primarily due to decreases in the average balance of our interest-bearing deposits and loan portfolio of $116.9 million and $16.8 million, respectively. Average interest-bearing liabilities decreased $130.3 million to $688.1 million for the first nine months of 2013 compared to the first nine months of 2012, primarily due to declines in the average balance of our money market accounts, certificates of deposit and FHLB advances which decreased $16.5 million, $91.0 million and $26.4 million, respectively. During the same period, our yield on interest-earning assets increased 18 basis points while our cost of funds decreased 42 basis points. Our interest rate spread for the nine months ended September 30, 2013 increased 60 basis points to 3.44% compared to 2.84% for the first nine months of 2012. Our net interest margin for the first nine months of 2013 increased 57 basis points to 3.64% from 3.07% for the same period in 2012.The following table sets forth the effects of changes in rates and volumes on our net interest income:

	Three Months Ended September 30, 2013 Compared to September 30, 2012 Increase/(Decrease) Due to			Nine Months Ended September 30, 2013 Compared to September 30, 2012 Increase/(Decrease) Due to
	Rate	Volume	Total	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loan receivable, net	$(461)	$(83)	$(544)	$(1,959)	$(752)	$(2,711)
Investments available-for-sale	(4)	30	26	(131)	140	9
Interest-bearing deposits	(7)	(85)	(92)	(7)	(240)	(247)
FHLB stock	2	—	2	2	—	2
Total net change in income on interest-earning assets	(470)	(138)	(608)	(2,095)	(852)	(2,947)

Interest-bearing liabilities:
NOW	—	1	1	3	3	6
Statement savings	(2)	—	(2)	(5)	1	(4)
Money market	(34)	(9)	(43)	(100)	(35)	(135)
Certificates of deposit	(362)	(368)	(730)	(1,266)	(1,287)	(2,553)
Advances from the FHLB	(311)	(57)	(368)	(528)	(490)	(1,018)
Total net change in expense on interest-bearing liabilities	(709)	(433)	(1,142)	(1,896)	(1,808)	(3,704)
Net change in net interest income	$239	$295	$534	$(199)	$956	$757

Interest Income. Total interest income for the third quarter of 2013 decreased $608,000, or 6.0% to $9.5 million from $10.2 million, as compared to the third quarter of 2012.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012		Increase/(Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$646,174	5.57%	$651,744	5.85%	$(544)
Investments available-for-sale	151,860	1.40	144,147	1.41	26
Interest-bearing deposits	30,543	0.25	132,509	0.34	(92)
FHLB stock	7,138	0.11	7,409	—	2
Total interest-earning assets	$835,715	4.57%	$935,809	4.34%	$(608)

Interest income from net loans receivable decreased $544,000 to $9.0 million during the third quarter of 2013, as compared to the same period in 2012. The reason for the decline was due to a 28 basis point decrease in the average loan yield from the comparable quarter in 2012, resulting in a $461,000 decrease in interest income and a $5.6 million decrease in the average loan balance to $646.2 million, resulting in an $83,000 decrease in interest income.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012		Increase/(Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$651,148	5.55%	$667,955	5.95%	$(2,711)
Investments available-for-sale	151,231	1.42	139,613	1.53	9
Interest-bearing deposits	30,533	0.25	147,455	0.28	(247)
FHLB stock	7,206	0.04	7,412	—	2
Total interest-earning assets	$840,118	4.57%	$962,435	4.39%	$(2,947)

Out total interest income for the nine months ended September 30, 2013 decreased $2.9 million, or 9.3% to $28.8 million from $31.7 million as compared to the same period of 2012. Interest income from net loans receivable decreased $2.7 million to $27.1 million during the first nine months of 2013, as compared to the same period in 2012. The reason for the decline was due to a 40 basis point decrease in the average loan yield from the nine months of 2012, resulting in a $2.0 million decrease in interest income and a $16.8 million decrease in the average loan balance to $651.1 million, resulting in a $752,000 decrease in interest income.

Interest income on interest-bearing deposits decreased $247,000 during the nine months ended September 30, 2013 primarily due to a decrease of $116.9 million in the average balance of interest-bearing deposits compared to the same period in 2012. In 2013, interest income from investments available-for-sale was adversely impacted by increased prepayments on mortgage-backed securities resulting in increased amortization of the premiums paid for the said securities, resulting in lower yields during the nine months ended September 30, 2013 compared to the same period in 2012.

Interest Expense. Total interest expense for the three months ended September 30, 2013 was $1.8 million, a decrease of $1.1 million compared to $2.9 million for the three months ended September 30, 2012.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012		Increase/ (Decrease) in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW	$18,022	0.16%	$14,429	0.17%	$1
Statement savings	18,866	0.15	18,018	0.20	(2)
Money market	145,650	0.19	157,952	0.28	(43)
Certificates of deposit	432,371	1.46	513,222	1.79	(730)
Advances from the FHLB	74,000	0.81	83,067	2.49	(368)
Total interest-bearing liabilities	$688,909	1.05%	$786,688	1.50%	$(1,142)

Interest expense on our money market accounts decreased $43,000, primarily as a result of a decrease in the average cost of these funds of nine basis points, or $34,000, to 0.19% for the third quarter of 2013, compared to 0.28% for the same quarter in 2012. The average cost of our certificates of deposit decreased 33 basis points, or $362,000, as compared to the third quarter of 2012, due to maturing certificates repricing to lower rates. The decline in interest expense was also the result of an $80.9 million decrease in the average balance of certificates of deposit, as a number of certificates of deposit were not renewed at maturity, resulting in a $368,000 reduction of interest expense. Interest expense related to our FHLB advances decreased $368,000, primarily due to a 168 basis point decline in the rate paid for these advances to 0.81% for the third quarter of 2013, from 2.49% for same quarter in 2012 resulting from the refinance and prepayment of certain advances during the first quarter of 2013, as discussed above. As a result of this restructuring, the cost of FHLB advances declined by $311,000. In addition, the average balance of FHLB advances decreased to $74.0 million during the three months ended September 30, 2013, as compared to $83.1 million during the three months ended September 30, 2012, resulting in a $57,000 reduction in interest expense.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013		2012		Increase/ (Decrease) in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW	$17,273	0.17%	$14,344	0.15%	$6
Statement savings	18,614	0.16	17,935	0.20	(4)
Money market	150,449	0.20	166,984	0.29	(135)
Certificates of deposit	445,122	1.51	536,111	1.89	(2,553)
Advances from the FHLB	56,677	1.23	83,067	2.47	(1,018)
Total interest-bearing liabilities	$688,135	1.13%	$818,441	1.55%	$(3,704)

Our total interest expense for the nine months ended September 30, 2013 decreased $3.7 million to $5.8 million, from $9.5 million for the same period in 2012. The average balance of our money market accounts decreased $16.5 million, which resulted in a decrease of $35,000 in interest expense, as compared to the same period last year. The average cost for the money market accounts decreased by nine basis points, further reducing interest expense $100,000 for the first nine months of 2013, as compared to the same period last year. The average cost of our certificates of deposit for the first nine months of 2013 decreased 38 basis points, compared to the first nine months of 2012, resulting in a decline in interest expense of $1.3 million. The decline in interest expense was also affected by a decrease in the average balance of certificates of deposit of $91.0 million, which resulted in a $1.3 million decline in interest expense. Interest expense related to advances from the FHLB decreased $1.0 million for the nine months ended September 30, 2013 from the same period in 2012 primarily due to a 124 basis point decline in the rate paid for these advances to 1.23% for the nine months ended September 30, 2013, from 2.47% for the nine months ended September 30, 2012 resulting from the refinance and prepayment of certain advances during the nine months of 2013. Partially due to this restructuring, the cost of FHLB advances declined by $528,000. In addition, the average balance of FHLB advances decreased to $56.7 million during the nine months ended September 30, 2013, as compared to $83.1 million during the nine months ended September 30, 2012, resulting in a $490,000 reduction in interest expense.

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

During the quarter ended September 30, 2013, management evaluated the adequacy of the ALLL and concluded that no provision was required for the third quarter of 2013, compared to a $700,000 provision for the same quarter in 2012. The following items were considered in evaluating the loan loss provision for the quarter ended September 30, 2013:

•	Delinquent loans, loans over 30 days past due, were $5.5 million at September 30, 2013, decreasing $15.4 million and $19.1 million from December 31, 2012 and September 30, 2012, respectively;

•	Nonperforming loans were $9.4 million at September 30, 2013 decreasing $13.3 million and $14.1 million from December 31, 2012 and September 30, 2012, respectively;

•
Nonperforming loans as a percent of total loans was 1.4% at September 30, 2013, compared to 3.4% at December 31, 2012 and 3.5% September 30, 2012, continuing the trend of improvement within the loan portfolio; and

•	The weighted-average historical loss factor, which is an element within the loss provision calculation, decreased over the prior three year period as charge-offs decreased.

The ALLL decreased $271,000 to $12.3 million at September 30, 2013 compared to $12.5 million at December 31, 2012, as a result of net charge-offs during the first nine months of $371,000. The ALLL represented 130.1% of nonperforming loans and 1.8% of total loans at September 30, 2013 compared to 55.1% and 1.9%, respectively, at December 31, 2012.

We believe that the ALLL as of September 30, 2013 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven incorrect in the future, that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table presents a breakdown of our nonperforming assets and as a percent of total assets at the dates indicated:

	September 30, 2013	December 31, 2012	September 30, 2012	Nine Month Increase/(Decrease)	One Year Increase/ (Decrease)
	(In thousands)
Nonperforming loans:
One-to-four family residential	$3,003	$6,248	$8,447	$(3,245)	$(5,444)
Multifamily	238	4,711	4,711	(4,473)	(4,473)
Commercial real estate	1,204	6,274	2,287	(5,070)	(1,083)
Construction/land development	4,328	4,767	7,997	(439)	(3,669)
Consumer	662	759	141	(97)	521
Total nonperforming loans	9,435	22,759	23,583	(13,324)	(14,148)

OREO	12,600	17,347	19,209	(4,747)	(6,609)
Total nonperforming assets	$22,035	$40,106	$42,792	$(18,071)	$(20,757)

Nonperforming assets as a percent of total assets	2.47%	4.25%	4.40%

Nonperforming loans include loans to borrowers who are experiencing deteriorating financial conditions and there is doubt as to the ultimate recoverability of the full principal and interest due the Bank in accordance with the terms of the loan agreement. Nonperforming loans decreased $13.3 million to $9.4 million at September 30, 2013, from $22.8 million at December 31, 2012. This decrease was primarily the result of $1.1 million of loans classified as nonperforming during the nine months ended September 30, 2013, offset by $1.3 million in net charge-offs, $6.2 million in short sales and $6.4 million of loans transferred to OREO.

The three largest nonperforming loans in the loan portfolio at September 30, 2013 included a $3.9 million construction/land development loan secured by 34 acres for a 251-unit residential development located in Whatcom County. The project consists of 77 detached condominium lots (single-family residences) and vacant land for 174 attached units (multifamily). The second largest nonperforming loan consisted of a $1.1 million commercial real estate loan secured by a retail/office building in Pierce Country. The third largest nonperforming loan was a $612,000 consumer loan secured by a single family residence located in King County.

Nonperforming assets continued to decrease during the quarter ended September 30, 2013. Nonperforming assets decreased $18.1 million to $22.0 million at September 30, 2013 from $40.1 million at December 31, 2012.

The following table presents a breakdown of our TDRs:

	September 30, 2013	December 31, 2012	September 30, 2012	Nine Month Increase/ (Decrease)	One Year Increase/ (Decrease)
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$783	$3,422	$3,907	$(2,639)	$(3,124)
Multifamily	—	1,058	1,058	(1,058)	(1,058)
Consumer	45	48	48	(3)	(3)
Total nonperforming TDRs	828	4,528	5,013	(3,700)	(4,185)

Performing TDRs:
One-to-four family residential	48,512	52,644	52,467	(4,132)	(3,955)
Multifamily	2,218	1,239	1,243	979	975
Commercial real estate	12,158	11,965	11,058	193	1,100
Total performing TDRs	62,888	65,848	64,768	(2,960)	(1,880)

Total TDRs	$63,716	$70,376	$69,781	$(6,660)	$(6,065)

Our TDRs decreased $6.7 million, or 9.5% to $63.7 million at September 30, 2013, compared to $70.4 million at December 31, 2012 and decreased $6.1 million, or 8.7% as compared to $69.8 million at September 30, 2012. During the first nine months of 2013, we added $1.3 million of new TDRs and transferred $1.9 million of nonperforming TDRs to OREO, while $3.4 million of TDRs were sold, $1.8 million of TDRs were paid off and $884,000 in principal payments were received.

As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included lowering the interest rate on the loan for a period of time and/or extending the maturity date of the loan or allowing interest only payments for a specific time frame. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is in the Bank's best interest. Of the $63.7 million in TDRs at September 30, 2013, $62.9 million were performing and $828,000 were not performing according to their restructured payment terms.

The largest TDR relationship at September 30, 2013 totaled $13.3 million and was comprised of one-to-four family residential rental properties located in King, Kitsap, Pierce and Thurston counties. At September 30, 2013, there was no LIP in connection with these restructured and impaired loans.

OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. The following table presents a breakdown of our OREO by county and number of properties at September 30, 2013.

	County				Total	Number of Properties	Percent of Total OREO
	King	Pierce	Kitsap	All Other
	(Dollars in thousands)
OREO:
One-to-four family residential	$1,077	$719	$—	$—	$1,796	10	14.3%
Commercial real estate (1)	546	7,870	920	912	10,248	13	81.3
Construction/land development	—	223	—	333	556	2	4.4
Total OREO	$1,623	$8,812	$920	$1,245	$12,600	25	100.0%
_________
(1) Of the 13 properties classified as commercial real estate, eight are office/retail buildings, two are mixed-use buildings and three are undeveloped lots.

The following table presents a breakdown of our OREO activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at beginning of period	$14,226	$22,206	$17,347	$26,044
Loans transferred to OREO	1,047	1,501	6,416	9,523
Capitalized (reimbursed) improvements	(5)	(16)	33	(16)
Dispositions of OREO, net	(2,533)	(3,325)	(10,840)	(14,640)
Market value adjustments	(135)	(1,157)	(356)	(1,702)
Balance at end of period	$12,600	$19,209	$12,600	$19,209

OREO decreased $6.6 million, or 34.4% during the third quarter ended September 30, 2013 compared to the same period of 2012 to $12.6 million, as sales and write-downs of OREO exceeded transfers of loans into OREO. We sold $2.5 million of OREO during the third quarter of 2013, which was comprised of nine properties and generated a net gain on sale of $35,000. OREO at September 30, 2013 consisted of $10.2 million in commercial real estate properties, $1.8 million in one-to-four family residential homes and $556.000 in construction/land development projects.

The three largest OREO properties at September 30, 2013 were office/retail buildings valued at $3.4 million and $1.1 million, both located in Pierce County, and a land development project approved for 105 one-to-four family residential lots valued at $920,000 located in Kitsap County.

We continue to focus our efforts on converting nonperforming loans to OREO through foreclosure or deeds in lieu of foreclosure and selling the properties. By taking ownership of these properties, we can convert nonearning assets into earning assets on a more timely basis. Our success in this area is reflected by the improved ratio of our average interest-earning assets to average interest-bearing liabilities of 122.1% at September 30, 2013 compared to 118.1% and 117.6% at December 31, 2012 and September 30, 2012, respectively.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Provision for loan losses	$100	$3,050
Charge-offs	1,263	7,389
Recoveries	892	1,948
ALLL	12,271	14,168
ALLL as a percent of total loans	1.84%	2.13%
ALLL as a percent of nonperforming loans	130.06%	60.08%
Total nonperforming loans	$9,435	$23,583
Nonperforming loans as a percent of total loans	1.41%	3.54%
Total loans receivable	$667,311	$666,290
Total loans originated	119,499	64,607

Noninterest Income. Noninterest income decreased $13,000 to $120,000 for the quarter ended September 30, 2013 from $107,000 for the same quarter in 2012. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended September 30, 2013	Increase/(Decrease) from September 30, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$18	$—	—%
Loan service fees	33	(3)	(8.3)
Loss on sale of investments	(39)	(39)	N/A
Servicing rights, net	(7)	5	(41.7)
Other	115	50	76.9
Total noninterest income	$120	$13	12.1%

We recorded $39,000 in losses on sales of investments during the quarter ended September 30, 2013 as compared to no gains on sales of investments during the third quarter of 2012. During the third quarter of 2013, we sold $15.0 million of low yielding, adjustable-rate agency securities and purchased $14.7 million in higher yielding, fixed-rate securities and $6.6 million of higher yielding, adjustable-rate investments.

The following table provides a detailed analysis of the changes in the components of noninterest income for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013	Increase/(Decrease) from September 30, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$67	$2	3.1%
Loan service fees	137	(93)	(40.4)
Loss on sale of investments	(38)	(326)	(113.2)
Servicing rights, net	(15)	19	(55.9)
Other	228	59	34.9
Total noninterest income	$379	$(339)	(47.2)%

The decrease in noninterest income for the nine months ended September 30, 2013 from the comparable period in 2012 was principally the result of net loss on sales of investments during the first nine months of 2013 of $38,000 as compared to net gains of $288,000 on the sales of investments of $22.9 million during the same period in 2012. During the first nine months of 2013, the sales of securities included low yielding, adjustable-rate agency securities resulting in a $38,000 net loss as compared to the higher-yielding securities sold during the first nine months of 2012 which resulted in a $288,000 net gain on sale.

Noninterest Expense. Noninterest expense decreased $2.1 million to $5.4 million for the third quarter of 2013 from $7.5 million for the comparable quarter in 2012. For the nine months ended September 30, 2013, noninterest expense decreased $3.1 million to $16.6 million from $19.6 million for the same period in 2012.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended September 30, 2013	Increase/(Decrease) from September 30, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$3,822	$142	3.9%
Occupancy and equipment	339	(52)	(13.3)
Professional fees	452	(8)	(1.7)
Data processing	175	1	0.6
Gain on sales of OREO property, net	(35)	43	(55.1)
OREO market value adjustments	135	(1,022)	(88.3)
OREO-related expenses, net	23	(463)	(95.3)
Regulatory assessments	172	(126)	(42.3)
Insurance and bond premiums	109	9	9.0
Proxy contest and related litigation	1	(263)	(99.6)
Marketing	29	(39)	(57.4)
Other general and administrative	166	(291)	(63.7)
Total noninterest expense	$5,388	$(2,069)	(27.7)%

The decrease in noninterest expense for the third quarter of 2013, compared to the same period in 2012, was primarily a result of a $1.4 million decrease in net OREO-related expenses largely due to decreases in taxes and in market value adjustment, a $263,000 decrease in proxy contest and related litigation expenses, and a $126,000 decrease in our regulatory assessments. These decreases were partially offset by an increase of $142,000 in salaries and benefits in part due to one-time compensation expenses relating to the previously reported departure of three named executive officers.

	Nine Months Ended September 30, 2013	Increase/(Decrease) from September 30, 2012	Percent Increase/(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$11,191	$633	6.0%
Occupancy and equipment	1,038	(153)	(12.8)
Professional fees	1,195	(206)	(14.7)
Data processing	513	(27)	(5.0)
Gain on sales of OREO property, net	(1,050)	(623)	145.9
OREO market value adjustments	356	(1,346)	(79.1)
OREO-related expenses, net	508	(913)	(64.3)
Regulatory assessments	549	(160)	(22.6)
Insurance and bond premiums	344	44	14.7
Proxy contest and related litigation	106	(762)	(87.8)
Marketing	89	(92)	(50.8)
Prepayment penalty on FHLB advances	679	679	N/A
Other general and administrative	1,054	(149)	(12.4)
Total noninterest expense	$16,572	$(3,075)	(15.7)%
The decrease in noninterest expense for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to a decrease in net OREO-related expenses of $2.9 million largely due to decreases in taxes, and in the market value adjustment, and a $762,000 decrease in proxy contest and related litigation expenses, partially offset by a FHLB prepayment penalty of $679,000 and an increase in salaries and employee benefits of $633,000 due in part to one-time compensation expenses relating to the previously reported departure of three named executive officers.

Federal Income Tax Expense. Our normal expected statutory income tax rate is 35%. However, during the second quarter of 2010, we evaluated our net deferred tax asset and determined it was prudent to establish a valuation allowance against the entire asset. During the second quarter of 2013, we determined that maintaining the full valuation allowance was no longer appropriate and reversed most of the valuation allowance. Reversing the valuation allowance resulted in a tax benefit of $13.9 million for the nine months ended September 30, 2013. Management currently anticipates utilizing $1.0 million of the remaining valuation allowance to offset it projected tax expense in the fourth quarter of 2013. While the full valuation allowance remained in effect, we did not recognize any significant tax expense or benefit in our Consolidated Financial Statements. Beginning with the first quarter of 2014, we expect to recognize income tax expense based upon the statutory rate noted above. For more discussion on our deferred tax asset and related valuation allowance, please refer to Note 10 in the Selected Notes to the Consolidated Financial Statements in this report on Form 10-Q.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, loan and investment repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At September 30, 2013, certificates of deposit scheduled to mature in one year or less totaled $227.8 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Historically, we have been able to retain a significant amount of the deposits as they mature. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs. At September 30, 2013, the Bank maintained credit facilities with the FHLB totaling $223.5 million with an outstanding balance of $74.0 million. At September 30, 2013, we also had available a $10.0 million credit facility with another financial institution, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flow in Item 1 of this Form 10-Q.

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

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2013 and December 31, 2012, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at September 30, 2013.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$3,898	$3,898	$—	$—	$—
Unused portion of lines of credit	13,594	3,073	571	6,649	3,301
Undisbursed portion of construction loans	11,355	8,463	2,892	—	—
Total commitments	$28,847	$15,434	$3,463	$6,649	$3,301

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

Capital

At September 30, 2013, stockholders' equity totaled $185.6 million, or 20.8% of total assets. Our book value per share of common stock was $11.05 at September 30, 2013 compared to $9.95 at December 31, 2012. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” institution in accordance with regulatory standards. As of September 30, 2013, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank only were as follows at September 30, 2013: Tier 1 leverage capital 18.51%; Tier 1 risk-based capital 26.88%; and Total risk-based capital 28.14%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. The Bank met the financial ratios for “well-capitalized” status at September 30, 2013.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income as a percentage of net income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 23.7% of our total loans were comprised of adjustable-rate loans at September 30, 2013. At that date, $75.8 million, or 47.1% of these loans with a weighted-average interest rate of 4.6% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

The following table illustrates the change in our net interest income at September 30, 2013 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at September 30, 2013
Basis Point Change in Rates	Net Interest Income	% Change
+300	29,294	(4.48)%
+200	29,882	(2.57)
+100	30,437	(0.76)
Base	30,669	—
(100)	29,672	(3.25)%

The following table illustrates the change in our net portfolio value (“NPV”) at September 30, 2013 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (2)			Portfolio Value of Assets		Value of
Rates (1)	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	Assets (6)
	(Dollars in thousands)
+300	$146,337	$(49,839)	(25.40)%	17.67%	(5.49)%	$828,145
+200	162,869	(33,307)	(17.00)	19.06	(3.67)	854,327
+100	180,745	(15,431)	(7.90)	20.49	(1.70)	882,252
Base	196,176	—	—	21.60	—	908,157
(100)	203,541	7,365	3.80	21.97	0.81	926,355
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

At September 30, 2013, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be one of our primary risks as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial and Accounting Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes First Financial Northwest's common stock repurchases during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
July 1, 2013 - July 31, 2013	—	$—	—	225,970
August 1, 2013 - August 31, 2013 (1)	225,200	10.71	225,200	848,271
September 1, 2013 - September 30, 2013	276,620	10.70	276,620	571,651

Total shares repurchased as of September 30, 2013	501,820	$10.71	501,820	571,651

(1) The May 2013 stock repurchase program which authorized 1,880,517 shares was completed in August 2013. On August 21, 2013, the Company announced a new stock repurchase plan to repurchase up to 848,271 shares. The shares may be purchased in the open market or in privately negotiated transactions from time to time over a 90 day period, depending upon market conditions and other factors. As of September 30, 2013, 276,620 shares were purchased under the August 2013 stock repurchase plan.

During the quarter ended September 30, 2013, the Company purchased 501,820 shares of the Company's common stock at an average cost of $10.71 per share. For the nine months ended September 30, 2013, the Company purchased 2,156,367 shares of the Company's common stock at an average cost of $10.14 per share. The Company did not sell any securities that were not registered under the Securities Act of 1933 during the nine months ended September 30, 2013.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Form of Employment Agreement for the President and Chief Executive Officer (1)
10.1	Form of Employment Agreement for the President and Chief Executive Officer of First Savings Bank Northwest (1)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak,
Harry A. Blencoe, Robert H. Gagnier and Joseph W. Kiley III (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
10.7	2008 Equity Incentive Plan (3)
10.8	Forms of incentive and non-qualified stock option award agreements (4)
10.9	Form of restricted stock award agreement (4)
10.10	Settlement Agreement and Mutual Release with the Stilwell Group (6)
10.11	Transition Agreement Modification Agreement for Victor Karpiak (6)
10.12	Amendment No. 1 to the Settlement and Mutual Release Agreement with the Stilwell Group (7)
10.13	Amendment No. 2 to the Settlement and Mutual Release Agreement with the Stilwell Group (8)
10.14	Amendment No. 3 to the Settlement and Mutual Release Agreement with the Stilwell Group (9)
10.15	Offer Letter, dated June 27, 2013, between First Savings Bank Northwest and Richard P. Jacobson. (10)
10.16	First Separation Agreement and General Release between Kari Stenslie and First Savings Bank Northwest (11)
10.17	Form of Second Separation Agreement and General Release between Kari Stenslie and First Savings Bank Northwest (11)
10.18	First Separation Agreement and General Release between Roger Elmore and First Savings Bank Northwest (11)
10.19	Form of Second Separation Agreement and General Release between Roger Elmore and First Savings Bank Northwest (11)
10.20	Separation Agreement between Victor Karpiak, First Financial Northwest and Affiliates (12)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.0
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 21, 2013.

(3)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated April 2, 2012.

(6)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2012.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 17, 2013.

(8)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated February 26, 2013.

(9)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated May 17, 2013.

(10)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated July 9, 2013.

(11)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated August 9, 2013.

(12)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated August 23, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: November 7, 2013	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2013	By:	/s/ Richard P. Jacobson
Richard P. Jacobson
Chief Financial Officer (Principal Financial and Accounting Officer)