Form 10-K
period 2013-12-31
First Financial Northwest, Inc.
filed 2014-03-13
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES          NO    X

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2013 was $119,983,326 (11,637,568 shares at $10.31 per share). For purposes of this calculation, common stock held only by executive officers, directors and beneficial owners over 5% of the Registrant is considered to be held by affiliates. As of March 6, 2014, the Registrant had outstanding 16,404,139 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE

FIRST FINANCIAL NORTHWEST, INC.
2013 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements
Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco (“FRB”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement a branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”). Any of the forward-looking statements that we make in this Form 10-K and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.
As used throughout this report, the terms “we”, “our”, or “us” refer to First Financial Northwest, Inc. and our consolidated subsidiaries, including First Savings Bank Northwest and First Financial Diversified Corporation.

Internet Website

We maintain a website with the address www.fsbnw.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, on our investor relations page. These reports are posted as soon as reasonably practicable after they are electronically filed with the SEC. All of our SEC filings are also available free of charge at the SEC’s website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.

PART I

Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest” or “the Company”), a Washington corporation, was formed on June 1, 2007, for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. At December 31, 2013, we had total assets of $921.0 million, net loans of $663.2 million, deposits of $612.1 million and stockholders’ equity of $184.4 million. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Savings Bank.

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

First Financial Northwest is a savings and loan holding company and is subject to regulation by the Federal Reserve Bank of San Francisco ("FRB"). First Savings Bank is examined and regulated by the Washington State Department of Financial Institutions (“DFI”) and by the Federal Deposit Insurance Corporation (“FDIC”). First Savings Bank is required to have certain reserves set by the Board of Governors of the Federal Reserve System and is a member of the Federal Home Loan Bank of Seattle (“FHLB”), which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”).

First Savings Bank is a community-based savings bank primarily serving the Puget Sound Region, that consists primarily of King and, to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business and consumer loans. Our current business strategy includes an emphasis on one-to-four family residential, multifamily and commercial real estate lending.

At December 31, 2013, $280.7 million, or 40.7% of our total loan portfolio was comprised of one-to-four family residential loans; multifamily loans were $118.5 million, or 17.2%; commercial real estate loans were $248.8 million, or 36.1%; construction/land development loans were $30.7 million, or 4.5%; and business and consumer loans were $1.1 million and $9.2 million, or 0.2% and 1.3%, respectively. For a further discussion and for our five largest borrowing relationships see "-Lending Activities."

Included in our one-to-four family residential, multifamily, commercial real estate and construction/land development portfolios at December 31, 2013, were $39.0 million, $4.0 million, $33.6 million and $3.1 million of total loans, respectively, to our five largest borrowing relationships.

The principal executive office of First Savings Bank is located at 201 Wells Avenue South, Renton, Washington, 98057; our telephone number is (425) 255-4400.

Regulatory Actions

On March 27, 2012, the Bank's regulators, the FDIC and the DFI, terminated the Consent Order ("Order") that became effective on September 24, 2010. The Order was terminated as a result of the steps the Bank took in complying with the Order, including reducing its level of classified assets, increasing earnings, augmenting management and improving the overall condition of the Bank. In place of the Order, the Bank entered into an MOU, which is an informal regulatory action, with the FDIC and the DFI.

The MOU with the Bank contained provisions concerning the management and directors of the Bank, interest rate risk, minimum capital levels, the allowance for loan and lease losses ("ALLL"), lending and collection policies, policies concerning the Bank and its affiliates, restrictions on paying dividends and a requirement to furnish progress reports to the FDIC and the DFI.

During April 2013, the MOU was terminated and, as a result, the Company is no longer required to obtain the approval of the FRB prior to the repurchase of its common stock and for the payment of any cash dividends. The FDIC, DFI and FRB have also terminated the Bank's and First Financial Northwest's "troubled condition" status.

As a savings and loan holding company, we are required to obtain FRB approval prior to paying dividends from the Bank to First Financial Northwest.

Market Area

We consider our primary market area to be the Puget Sound Region, that consists primarily of King and, to a lesser extent, Pierce, Snohomish and Kitsap counties. During 2012, the region experienced its first gains in market prices since 2006 even though it continued to have significant foreclosure and short sale activity. The economies of King, Pierce, Snohomish and Kitsap counties continued to experience challenges. There were, however, signs of improvement as each county's unemployment rate declined during 2013.
King County has the largest population of any county in the state of Washington, covering approximately 2,100 square miles. It has a population of approximately 2.0 million residents and a median household income of approximately $68,000, according to the 2012 U.S. Census estimate. King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, PACCAR, Starbucks, Costco and Amazon. According to the Washington State Employment Security Department, the unemployment rate for King County was 4.7% at December 31, 2013, compared to 6.0% at December 31, 2012, and the national average of 6.7% at December 31, 2013. The median sales price of a residential home in King County was $372,000 during 2013, a 13.8% increase compared to 2012, according to the Northwest Multiple Listing Service ("MLS"). Residential sales volumes increased 15.0% in 2013 as compared to 2012 and inventory levels at December 31, 2013, are projected to be 2.1 months according to the MLS.
Pierce County has the second largest population of any county in the state of Washington, covering approximately 1,800 square miles. It has approximately 812,000 residents and a median household income of approximately $57,000, according to the 2012 U.S. Census estimate. The Pierce County economy is diversified with the presence of military-related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma) and aerospace-related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 7.5% in December 2013, compared to 8.4% at year-end 2012. The median sales price of a residential home in Pierce County was $212,000 during 2013, a 11.7% increase compared to 2012, according to the MLS. Residential sales volumes increased by 22.4% in 2013 as compared to 2012 and inventory levels at December 31, 2013, are projected to be 3.4 months according to the MLS.
Snohomish County has the third largest population of any county in the state of Washington, covering approximately 2,090 square miles. It has approximately 733,000 residents and a median household income of approximately $64,000, according to the 2012 U.S. Census estimate. The economy of Snohomish County is diversified with the presence of military-related government employment (Naval Station Everett), aerospace-related employment (Boeing) and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County decreased to 5.3% in December 2013 from 6.6% in December 2012. The median sales price of a residential home in Snohomish County was $280,000 during 2013, a 14.3% increase compared to 2012, according to the MLS. Residential sales volumes increased by 10.0% in 2013 as compared to 2012, and inventory levels at December 31, 2013 are projected to be 2.6 months according to the MLS.
Kitsap County has the seventh largest population of any county in the state of Washington, covering approximately 570 square miles. It has approximately 255,000 residents and a median household income of approximately $57,000, according to the 2012 U.S. Census estimate. The Kitsap County economy is diversified with the presence of military-related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail and education. According to the Washington State Employment Security Department, the unemployment rate for Kitsap County decreased to 6.1% in December 2013 from 7.0% in December 2012. The median sales price of a residential home in Kitsap County was $239,000 during 2013, a 4.1% decrease compared to 2012, according to the MLS. Residential sales volumes increased by 24.1% in 2013 as compared to 2012 and inventory levels at December 31, 2013 are projected to be 4.6 months according to the MLS.
For a discussion regarding the competition in our primary market area, see “– Competition.”

Lending Activities

General. We focus our lending activities primarily on loans secured by first mortgages on one-to-four family residences, multifamily and commercial real estate, construction/land development, and to lesser extent, business lending. We offer a limited variety of consumer secured loans as an accommodation to our customers, including savings account loans and home equity loans, that include lines of credit and second mortgage loans. As of December 31, 2013, our net loan portfolio totaled $663.2 million and represented 72.0% of our total assets.

Our current loan policy generally limits the maximum amount of loans we can make to one borrower to the lesser of 15% of the Bank’s total risk-based capital, or $20.0 million. Exceptions may be made to this policy with the prior approval of the Board of Directors if, the borrower exhibits financial strength or compensating factors that sufficiently offset any exceptions that are measured based on the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations and current payment history. The regulatory limit of loans we can make to one borrower is up to 20% of total risk-based capital, or $34.9 million, at December 31, 2013.

During 2013, we continued to decrease loan concentration levels in our five largest lending relationships. At December 31, 2013, loans to our five largest lending relationships totaled $79.6 million compared to $85.6 million at December 31, 2012, a decrease of $6.0 million, or 7.0%. The following table details the breakdown of the types of loans to our top five lending relationships at December 31, 2013.

Borrower (1)	Number of Loans	One-to-Four Family Residential (Rental Properties)	Multifamily	Commercial Real Estate (Rental Properties)	Construction/Land Development	Aggregate Balance of Loans (2)
		(In thousands)
Real estate builder	68	$16,243	$—	$—	$3,076	$19,319
Real estate investor	3	—	—	17,967	—	17,967
Real estate builder (3)	91	14,218	—	215	—	14,433
Real estate investor	34	8,499	3,969	1,698	—	14,166
Real estate investor	2	—	—	13,690	—	13,690
Total	198	$38,960	$3,969	$33,570	$3,076	$79,575
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	Net of LIP.

(3)	Of this amount, $13.2 million were considered impaired loans, all of which were performing one-to-four family residential loans.

Some of the builders listed in the above tables, as part of their previous business strategy, retained a certain percentage of their finished homes in their own inventory of permanent investment properties, (i.e. one-to-four family rental properties). In the past, these properties were used to enhance the builders’ liquidity through rental income and improve their long-term equity position through the appreciation in market value of the properties. Due to the continued, prolonged depressed housing market and the challenging local economy during previous years, this business strategy was not sustainable for two builders. As a result, we have incurred losses related to these builders and have significantly reduced our exposure to these builders over the past few years. We continue to work with these builders to further reduce our exposure. For these builders included in the previous table, total one-to-four family rental properties decreased $4.6 million or 13.2% to $30.5 million at December 31, 2013 from $35.1 million at December 31, 2012. These builders have been, and at December 31, 2013 were, in compliance with the repayment terms of their respective restructured loans. The real estate investors listed in the table above have been, and at December 31, 2013 were, in compliance with the original terms of their respective loans.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
One-to-four family residential: (1)
Permanent	$280,674	40.7%	$306,851	45.5%	$335,412	46.4%	$393,334	44.1%	$481,046	43.1%
Construction	—		177	0.1	—	—	5,356	0.6	15,685	1.4
	280,674	40.7	307,028	45.6	335,412	46.4	398,690	44.7	496,731	44.5
Multifamily: (2)
Permanent	106,152	15.4	105,936	15.7	110,148	15.2	140,762	15.8	128,943	11.5
Construction	12,360	1.8	5,585	0.8	3,526	0.5	4,114	0.5	17,565	1.6
	118,512	17.2	111,521	16.5	113,674	15.7	144,876	16.3	146,508	13.1
Commercial real estate: (2)
Permanent	227,016	32.9	207,436	30.8	218,032	30.2	237,708	26.6	251,185	22.5
Construction	19,905	2.9	12,500	1.8	12,500	1.7	28,362	3.2	31,605	2.8
Land	1,831	0.3	1,942	0.3	1,811	0.2	6,643	0.7	6,206	0.6
	248,752	36.1	221,878	32.9	232,343	32.1	272,713	30.5	288,996	25.9
Construction/land development: (2)
One-to-four family residential	3,977	0.6	608	0.1	6,194	0.9	26,848	3.0	95,699	8.6
Multifamily	12,491	1.8	8,375	1.2	855	0.1	1,283	0.1	3,624	0.3
Commercial real estate	6,726	1.0	—	—	1,104	0.2	1,108	0.1	1,129	0.1
Land development	7,461	1.1	10,435	1.6	16,990	2.3	27,262	3.1	63,501	5.7
	30,655	4.5	19,418	2.9	25,143	3.5	56,501	6.3	163,953	14.7
Business	1,142	0.2	2,968	0.4	3,909	0.6	479	0.1	353	0.1
Consumer	9,201	1.3	11,110	1.7	12,499	1.7	19,127	2.1	18,678	1.7
Total loans	688,936	100.0%	673,923	100.0%	722,980	100.0%	892,386	100.0%	1,115,219	100.0%
Less:
Loans in Process ("LIP")	10,209		8,856		1,372		10,975		39,942
Deferred loan fees, net	2,580		2,057		1,761		2,421		2,938
ALLL	12,994		12,542		16,559		22,534		33,039
Loans receivable, net	$663,153		$650,468		$703,288		$856,456		$1,039,300
_____________
(1)    Includes $121.9 million and $139.8 million of non-owner occupied loans at December 31, 2013 and 2012, respectively.
(2)    We do not include construction loans that will convert to permanent loans in the construction/land development category. We consider these loans to be “rollovers” in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. As a result, at December 31, 2013, we had $19.9 million, or 8.0% of our total commercial real estate portfolio and $12.4 million, or 10.4% of our total multifamily loan portfolio in these “rollover” type of loans. At December 31, 2012, we had $12.5 million, or 5.6% of our total commercial real estate portfolio, $5.6 million, or 5.0% of our total multifamily loan portfolio and $177,000, or 0.1% of our total one-to-four family residential loan portfolio in these "rollover" type of loans. At December 31, 2013 and 2012, $1.8 million and $1.9 million, respectively, of commercial real estate land loans were not included in the construction/land development category because we classify raw land or buildable lots where we do not intend to finance the construction as commercial real estate land loans.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS			(Dollars in thousands)
Real estate:
One-to-four family residential	$224,820	32.6%	$263,503	39.1%	$297,769	41.2%	$359,675	40.3%	$482,531	43.3%
Multifamily	82,310	11.9	94,327	14.0	105,420	14.6	140,210	15.7	128,561	11.5
Commercial real estate	198,484	28.8	193,476	28.7	208,418	28.8	235,947	26.4	270,604	24.3
Construction/land development	—	—	3,962	0.6	—	—	556	0.1	9,701	0.9
Total real estate	505,614	73.3	555,268	82.4	611,607	84.6	736,388	82.5	891,397	80.0
Business	282	0.1	943	0.1	1,355	0.2	124	—	150	—
Consumer	855	0.1	1,084	0.2	1,171	0.1	3,743	0.4	3,561	0.3
Total fixed-rate loans	506,751	73.5	557,295	82.7	614,133	84.9	740,255	82.9	895,108	80.3

ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family residential	55,854	8.1	43,525	6.5	37,643	5.2	39,015	4.4	14,200	1.3
Multifamily	36,202	5.3	17,194	2.5	8,254	1.1	4,666	0.5	17,947	1.6
Commercial real estate	50,268	7.3	28,402	4.2	23,925	3.3	36,766	4.1	18,392	1.6
Construction/land development	30,655	4.5	15,456	2.3	25,143	3.5	55,945	6.3	154,252	13.8
Total real estate	172,979	25.2	104,577	15.5	94,965	13.1	136,392	15.3	204,791	18.3
Business	860	0.1	2,025	0.3	2,554	0.4	355	0.1	203	—
Consumer	8,346	1.2	10,026	1.5	11,328	1.6	15,384	1.7	15,117	1.4
Total adjustable-rate loans	182,185	26.5	116,628	17.3	108,847	15.1	152,131	17.1	220,111	19.7
Total loans	688,936	100.0%	673,923	100.0%	722,980	100.0%	892,386	100.0%	1,115,219	100.0%
Less:
LIP	10,209		8,856		1,372		10,975		39,942
Deferred loan fees, net	2,580		2,057		1,761		2,421		2,938
ALLL	12,994		12,542		16,559		22,534		33,039
Loans receivable, net	$663,153		$650,468		$703,288		$856,456		$1,039,300

One-to-Four Family Residential Real Estate Lending. As of December 31, 2013, $280.7 million, or 40.7% of our total loan portfolio consisted of permanent loans secured by one-to-four family residences.

First Savings Bank is a traditional fixed-rate portfolio lender when it comes to financing residential home loans. In 2013, we originated $50.9 million in one-to-four family residential loans, most of which had fixed-rates and fixed terms. Approximately 42.2% of our one-to-four family residential loan originations in 2013 were in connection with the refinancing of existing loans. New loan originations comprised the remaining 57.8%. At December 31, 2013, $158.8 million, or 56.6% of our one-to-four family residential portfolio consisted of owner occupied loans with $121.9 million, or 43.4% consisting of non-owner occupied loans. In addition, at December 31, 2013, $224.8 million, or 80.1% of our one-to-four family residential loan portfolio consisted of fixed-rate loans. Substantially all of our one-to-four family residential loans require both monthly principal and interest payments.

We also originate a limited number of jumbo loans that we retain in our portfolio. Loans originated with balances greater than $506,000 in King, Pierce and Snohomish counties are considered jumbo while loans outside these three counties are considered jumbo with balances greater than $417,000. One-to-four family residential loans classified as jumbo loans totaled $57.3 million and consisted of 80 loans at December 31, 2013. The loans in this portfolio have been priced essentially the same as the standard rates quoted on conventional loans. As of December 31, 2013, all of our jumbo loans were performing in accordance with their loan repayment terms. Charged-off, one-to-four family residential loans totaled $456,000 for the year ended December 31, 2013, of which $57,000 were for jumbo loans. For the years ended December 31, 2012 and 2011, charged-off one-to-four family residential loans totaled $2.2 million and $2.3 million, of which $553,000 and $833,000 were jumbo loans, respectively.

Our fixed-rate, one-to-four family residential loans are generally originated with 15 to 30 year terms, although such loans typically remain outstanding for substantially shorter periods, particularly in a declining interest rate environment. We also originate hybrid loans with initial fixed terms of five and seven years, that convert to loans whose interest rate adjusts annually thereafter. In addition, substantially all of our one-to-four family residential loans contain due-on-sale clauses providing that we may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business. The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

Our lending policy generally limits the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 90% of the lesser of the appraised value or the purchase price. The maximum loan-to-value ratio on one-to-four family loans secured by non-owner occupied properties is generally 80% with exceptions requiring our Chief Credit Officer's ("CCO") approval. Properties securing our one-to-four family residential loans are appraised by independent appraisers approved by us. We require the borrowers to obtain title, hazard and, if necessary, flood insurance. We generally do not require earthquake insurance because of competitive market factors.

Our construction loans to individuals to build their personal residences typically are structured to be converted to fixed-rate permanent loans at the end of the construction phase with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post construction value of the project by an independent appraiser. During the construction phase, which typically lasts 12 to 18 months, an approved inspector or our designated loan officer makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractor or borrower as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Construction loans require interest-only payments during the construction phase and are structured to be converted to fixed-rate permanent loans at the end of the construction phase. At December 31, 2013, there were no owner-occupied construction loans in the one-to-four family residential loan balance.

Loans secured by rental properties represent a unique credit risk to us and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We request that borrowers and loan guarantors, if any, to provide annual financial statements factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple loans for rental properties with us, the loans are typically not cross-collateralized. At December 31, 2013, $2.3 million of our one-to-four family residential loans were delinquent in excess of 90 days and/or in nonaccrual status.

Multifamily and Commercial Real Estate Lending. As of December 31, 2013, $118.5 million, or 17.2% of our total loan portfolio was secured by multifamily real estate and $248.8 million, or 36.1% of our loan portfolio was secured by commercial real estate properties. Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings and warehouses. Substantially all of our multifamily and commercial real estate loans are secured by properties located in our primary market area. Commercial real estate and multifamily loans are subject to similar underwriting standards and processes. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

The average loan size in our multifamily and commercial real estate loan portfolios was $775,000 and $1.3 million, respectively, as of December 31, 2013. We currently target individual multifamily and commercial real estate loans between $1.0 million and $5.0 million; however, we can by policy originate loans to one borrower up to the lesser of 15% of the Bank’s total risk-based capital or $20.0 million. The largest multifamily loan as of December 31, 2013 was a 96-unit apartment complex with a net outstanding principal balance of $4.6 million located in Kitsap County. As of December 31, 2013, the largest commercial real estate loan had a net outstanding balance of $12.5 million and was secured by a self-storage facility located in King County. At that date, these two loans were performing according to their respective loan repayment terms.

We also make construction loans for commercial development projects. The projects include multifamily, retail, office/warehouse and office buildings. These loans generally have an interest-only payment phase during construction and generally convert to permanent financing when construction is complete. Disbursement of funds is at our sole discretion and is based on the progress of construction. Generally the maximum loan-to-value ratio applicable to these loans is 75% of the actual cost of construction. At December 31, 2013, $32.3 million, or 8.8% of our multifamily and commercial real estate loan portfolio consisted of these "rollover" construction loans.

The credit risk related to multifamily and commercial real estate loans is considered to be greater than the risk related to one-to-four family residential loans because the repayment of multifamily and commercial real estate loans typically is dependent on the income stream from the real estate securing the loan as collateral and the successful operation of the borrower’s business, that can be significantly affected by adverse conditions in the real estate markets or in the economy, generally. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many of our multifamily and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments generally require the borrower to either refinance or occasionally sell the underlying property in order to make the balloon payment.

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our one-to-four family residential or consumer loan portfolios. Multifamily loans totaling $233,000 were delinquent in excess of 90 days and/or classified in nonaccrual status and commercial real estate loans totaling $1.2 million were 90 days or more delinquent and/or in nonaccrual status at December 31, 2013. Commercial real estate loans totaling $98,000 were charged-off during the year ended December 31, 2013 as compared to $6.1 million and $4.2 million for the years ended December 31, 2012 and 2011, respectively. Multifamily loans totaling $346,000 and $153,000 were charged-off during the years ended December 31, 2013 and 2012, respectively, as compared to $125,000 during the year ended December 31, 2011.

Construction/Land Development Loans. We originate construction/land development loans to residential builders for the construction of single-family residences, condominiums, townhouses and residential developments located in our market area. Our land development loans are generally made to builders intending to develop lots. Construction/land development loans to builders generally require the borrower to have had an existing relationship with us and have a proven record of successful projects. At December 31, 2013, our total construction/land development loans amounted to $30.7 million, or 4.5% of our total loan portfolio. The increase in construction/land development loans over the past year reflects the improvement in real estate values in our market areas during this period. At December 31, 2013, our one-to-four family residential construction loans and land development loans to builders amounted to $4.0 million and $7.5 million, respectively. Construction/land development loans classified as nonperforming totaled $223,000 at December 31, 2013. At that date there were no LIP related to our nonperforming construction/land development loans and $7.5 million in LIP related to our performing construction/land development loans.

At the dates indicated, the composition of our total construction/land development loan portfolio and the related nonperforming loans in this portfolio were as follows:

	December 31,
	Total Loans		Nonperforming loans
	2013	2012	2013	2012
	(In thousands)
One-to-four family residential:
Construction speculative	$3,977	$608	$—	$—
Multifamily:
Construction speculative	12,491	8,375	223	805
Commercial real estate:
Construction speculative	6,726	—	—	—
Land development	7,461	10,435	—	3,962
Total construction/land development (1)(2)	$30,655	$19,418	$223	$4,767
_____________
(1) LIP for construction/land development loans at December 31, 2013 and 2012 were $7.5 million and $6.9 million, respectively. There were no LIP for nonperforming construction/land development loans at December 31, 2013 and 2012.
(2) We do not include construction loans that are structured to be converted to permanent loans in the construction/land development category. We consider these loans to be “rollovers” in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. As a result, at December 31, 2013, we had $19.9 million, or 8.0% of our total commercial real estate portfolio and $12.4 million, or 10.4% of our total multifamily loan portfolio in these “rollover” type of loans. Loans in process for these loans at December 31, 2013 were $2.7 million. If these loans were classified as construction/land development loans, our construction/land development loan portfolio would total $63.0 million or 9.1% of our total loan portfolio.

Multifamily construction speculative loans, including LIP, increased $4.1 million to $12.5 million at December 31, 2013 from $8.4 million at December 31, 2012. The increase was attributable to two loans located in Kittitas and Snohomish County. After the projects are completed, including a lease up period, and provided the loans are performing, these loans are expected to be refinanced at then current interest rates into permanent loans with us or another lender.

The following table includes construction/land development loans by county at December 31, 2013:

County	Loan Balance (1)	Percent of Loan Balance
	(Dollars in thousands)
King	$10,626	46.0%
Pierce	1,961	8.5
Thurston	74	0.3
Whatcom	6,525	28.2
All other	3,941	17.0
Total	$23,127	100.0%
 _____________
(1) Net of LIP.

Loans to finance the construction of single-family homes and subdivisions and land development loans are generally offered to builders in our primary market areas. Many of these loans are termed "speculative" because the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. The buyer may be identified either during or after the construction period, with the risk that the builder may have to fund the debt service on the speculative loan along with real estate taxes and other carrying costs for the project for a significant period of time after completion of the project, until a buyer is identified. The maximum loan-to-value ratio applicable to these loans is generally up to 80% of the actual cost of construction. In addition, a minimum of 25% verified equity is generally also required. Verified equity generally refers to cash equity invested in the project. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate title insurance and other appropriate insurance coverage, and, if applicable, an environmental data report(s) that the land is free of hazardous or toxic waste. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and generally do not exceed one year, land development loans generally are for 18 to 24 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly. We have interest reserves on $21.1 million of our total speculative construction loans, with LIP totaling $6.5 million. When these loans exhaust their original reserves set up at origination, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate, based on the updated analysis. Construction loan proceeds are disbursed periodically as construction progresses and as inspections by our approved inspectors warrant. Total outstanding net loan amounts for land development loans range from $74,000 to $3.8 million with an average individual loan commitment at December 31, 2013, of $1.8 million. At December 31, 2013, our three largest construction/land development loans had outstanding principal balances, net of LIP, of $4.3 million, $3.8 million and $3.1 million.

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

Business Lending. Business loans totaled $1.1 million, or less than 1.0% of the loan portfolio at December 31, 2013. Business loans are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed- or adjustable-rate primarily indexed to The Wall Street Journal prime rate plus a margin. Our business lending policy includes credit file documentation and requires analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our business loans. The largest business loan had an outstanding balance of $511,000 at December 31, 2013 and was performing according to its repayment terms. At December 31, 2013, we did not have any business loans delinquent in excess of 90 days and/or in nonaccrual status.

Repayments of business loans are often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing business loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer Lending. We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans and savings account loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than one-to-four family residential loans. Consumer loans are offered with both fixed and adjustable interest rates and with varying terms. At December 31, 2013, consumer loans were $9.2 million, or 1.3% of the total loan portfolio.

At December 31, 2013, the largest component of the consumer loan portfolio consisted of home equity loans, primarily home equity lines of credit, that totaled $6.8 million, or 73.6% of the total consumer loan portfolio. The home equity lines of credit include $3.7 million of equity lines of credit in first lien position and $3.1 million of second mortgages on residential properties. At December 31, 2013, unfunded commitments on our home equity lines of credit totaled $4.0 million. Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses. At origination, the loan-to-value ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan. Second mortgage loans are originated on a fixed- or adjustable-rate basis. The interest rate for the adjustable-rate second mortgages is tied to the prime rate published in The Wall Street Journal and may include a margin. Second mortgages generally have a ten year term with a balloon payment due at maturity.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property that we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts caused by the increase in interest rates as loan rates reset. If current economic conditions deteriorate for our borrowers and their home prices continue to fall, we may also experience higher credit losses from this loan portfolio. Since our home equity loans primarily consist of second mortgage loans, it is unlikely that we will be successful in recovering all, if any, portion of our loan principal amount outstanding in the event of a default. At December 31, 2013, consumer loans totaling $44,000 were delinquent in excess of 90 days or in nonaccrual status. Consumer loans totaling $101,000 were charged-off during the year ended December 31, 2013. Consumer loans charged-off during the years ended December 31, 2012 and 2011 totaled $491,000 and $263,000, respectively.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2013 regarding the amount of loans repricing or maturing in our portfolio based on their contractual terms to maturity, but does not include prepayments. Loan balances do not include undisbursed loan funds, deferred loan fees and costs and the ALLL.

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years Through Ten Years	Beyond Ten Years	Total
	(In thousands)
Real Estate:
One-to-four family residential	$21,632	$46,117	$46,437	$36,519	$129,969	$280,674
Multifamily	18,390	10,878	40,433	45,090	3,721	118,512
Commercial	39,744	27,269	66,967	114,663	109	248,752
Construction/land development	30,655	—	—	—	—	30,655
Total real estate	110,421	84,264	153,837	196,272	133,799	678,593
Business	917	225	—	—	—	1,142
Consumer	8,347	101	581	134	38	9,201
Total	$119,685	$84,590	$154,418	$196,406	$133,837	$688,936

The following table sets forth the amount of all loans due after December 31, 2014, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real Estate:
One-to-four family residential	$208,500	$50,542	$259,042
Multifamily	78,602	21,520	100,122
Commercial	180,344	28,664	209,008
Total real estate	467,446	100,726	568,172
Business	225	—	225
Consumer	854	—	854
Total	$468,525	$100,726	$569,251

Loan Solicitation and Processing. The majority of our consumer and residential mortgage loan originations are generated through the Bank and from time to time through outside brokers and correspondent relationships we have established with select mortgage companies. We originate multifamily, commercial real estate and construction/land development loans primarily using the Bank’s loan officers, with referrals coming from builders, brokers and existing customers.

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

Lending Authority. The Bank's lending authority limits are as follows:

Board of Directors. The Bank’s Board of Directors has the following authority to approve each loan request:

•	With an aggregate relationship in excess of 15% of the Bank’s risk-based capital or $20.0 million, whichever is less but not to exceed 20% of total risk-based capital;

•	Each one-to-four family residential loan request in excess of $5.0 million; and

•	Each commercial or multifamily loan request in excess of $10.0 million.

Directors’ Loan Committee. The Directors’ Loan Committee consists of at least three members of the Board of Directors. The Directors’ Loan Committee has the authority to approve:

•	Aggregate borrower relationships up to and including 15% of the Bank’s risk-based capital or $20.0 million, whichever is less; and

•
Each loan request in excess of the loan approval authorities assigned to the Chief Lending Officer ("CLO"), Senior Credit Approval Officer ("SCAO") and CCO up to $10.0 million for commercial and multifamily loans.

Officer Lending Authority. During 2013, we delegated individual signing authority to three lending or executive officers. Our CLO has authority from the Board of Directors to approve loan requests for both individual loans and loans in the aggregate up to $1.0 million. Our SCAO has authority from the Board of Directors to approve loans and loans in the aggregate up to $2.0 million. The Board of Directors has given our CCO authority to approve individual loans up to $5.0 million and up to $15.0 million per aggregate relationship.

Loan Originations, Servicing, Purchases, Sales and Repayments. For the years ended December 31, 2013 and 2012, our total loan originations were $157.0 million and $118.8 million, respectively. Total loan originations increased as a result of loan demand in our market area and our renewed focus on generating loan volume during the year ended December 31, 2013.

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

We may sell loans from time to time on a non-recourse basis consistent with our troubled loan and asset and liability management objectives. Fixed-rate residential mortgage loans with terms of 30 years or less and adjustable-rate mortgage loans are generally held in our portfolio. Loans sales for 2013 were $3.5 million compared to $1.1 million for 2012.

The following table shows total loans originated, purchased, repaid and other changes during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Loan Originations:
Real estate:
One-to-four family residential	$50,884	$24,633	$11,201
Multifamily	24,521	27,331	6,813
Commercial	61,288	48,706	4,079
Construction/land development	15,400	12,697	1,434
Total real estate	152,093	113,367	23,527
Business	1,053	756	2,270
Consumer	3,866	4,660	5,829
Total loans originated	157,012	118,783	31,626
Loans purchased	2,241	136	1,647
Loans sold	(3,524)	(1,051)	—
Principal repayments	(132,635)	(145,210)	(165,460)
Charge-offs	(1,596)	(9,591)	(11,025)
Loans transferred to other real estate owned ("OREO")	(6,485)	(12,124)	(26,194)
Change in other items, net	(2,328)	(3,763)	16,238
Net decrease in loans	$12,685	$(52,820)	$(153,168)

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate-related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees charged to the borrower on one-to-four family residential loans and multifamily and commercial real estate loans can range between 0% to 2%. United States generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale. We had $2.6 million and $2.1 million of net deferred loan fees as of December 31, 2013 and 2012, respectively.

One-to-four family residential and consumer loans are generally originated without a prepayment penalty. The majority of our multifamily and commercial real estate loans, however, have prepayment penalties associated with the loans. The majority of the recent multifamily and commercial real estate loan originations with interest rates fixed for the first five years, will adjust thereafter and have a prepayment penalty of 3% of the principal balance in year one, 2% in year two, 1% in year three and no penalties after year three. Longer initial fixed rate terms generally have correspondingly longer prepayment penalty periods.

Asset Quality

As of December 31, 2013, we had an aggregate of $3.0 million, or 0.4% of total loans, net of LIP, past due over 60 days. These loans consisted of eight one-to-four family residential loans (five owner-occupied and three non-owner occupied), one commercial real estate loans, one construction/land development loan and one consumer loans. We generally assess late fees or penalty charges on delinquent loans of up to 5.0% of the monthly payment. The borrower is given up to a 15 day grace period from the due date to make the loan payment.

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

If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to recover the collateral securing the loan according to the terms of the security instrument and applicable law. The following table shows our delinquent loans by the type of loan, net of LIP and the number of days delinquent at December 31, 2013:

	Loans Delinquent						Total
	31-60 Days		61-90 Days		Over 90 Days		Delinquent Loans
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Real estate:
One-to-four family residential:
Owner occupied	4	$923	2	$337	3	$575	9	$1,835
Non-owner occupied	—	—	—	—	3	692	3	692
Commercial	1	331	—	—	1	1,089	2	1,420
Construction/land development	—	—	—	—	1	223	1	223
Total real estate	5	1,254	2	337	8	2,579	15	4,170
Consumer	2	103	1	34	—	—	3	137
Total	7	$1,357	3	$371	8	$2,579	18	$4,307

Nonperforming Assets. The following table sets forth information with respect to our nonperforming assets and troubled debt restructured loans ("TDRs") for the periods indicated. All loan balances and ratios are calculated using loan balances that are net of LIP.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$2,297	$6,248	$9,808	$22,688	$36,874
Multifamily	233	4,711	949	—	—
Commercial	1,198	6,274	3,736	7,306	11,535
Construction/land development	223	4,767	9,199	32,885	71,780
Consumer	44	759	—	57	514
Total loans accounted for on a nonaccrual basis	3,995	22,759	23,692	62,936	120,703

Total nonperforming loans	3,995	22,759	23,692	62,936	120,703
OREO	11,465	17,347	26,044	30,102	11,835
Total nonperforming assets	$15,460	$40,106	$49,736	$93,038	$132,538

TDRs:
Nonaccrual (1)	$968	$4,528	$5,079	$16,299	$26,021
Performing	60,170	65,848	66,225	58,375	35,458
Total TDRs	$61,138	$70,376	$71,304	$74,674	$61,479
Nonperforming loans as a percent of total loans	0.59%	3.42%	3.28%	7.14%	11.23%
Nonperforming loans as a percent of total assets	0.43	2.41	2.24	5.27	9.18
Nonperforming assets as a percent of total assets	1.68	4.25	4.69	7.79	10.08
Total loans	$678,727	$665,067	$721,608	$881,411	$1,075,277
Foregone interest on nonaccrual loans	650	1,399	2,178	6,069	7,299
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

Our three largest nonperforming loans at December 31, 2013 were as follows:

•
A commercial real estate loan with an outstanding balance of $1.1 million secured by a two unit office building located in Pierce County. The purpose of the loan was a cash out refinance to replenish cash reserve.

•
A one-to-four family residential loan with an outstanding balance of $419,000 secured by a single family residence in Pierce County. The purpose of the loan was a refinance of a construction loan for permanent financing.

•
A one-to-four family residential loan with an outstanding balance of $334,000 secured by a single family residence in Pierce County. The purpose of the loan was a refinance to consolidate the first and second mortgages.

We have reduced our nonperforming loans by $18.8 million, or 82.4% at December 31, 2013 as compared to December 31, 2012. This reduction was accomplished by transferring nonperforming loans to OREO through the foreclosure process, taking deeds-in-lieu of foreclosure, accepting short sales and loan charge-offs. Because of our structure, we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly as compared to the larger institutions where decisions could take upwards of six to twelve months. This distinction has worked to our benefit in reducing our nonperforming loans and disposing of OREO.

The following tables summarize our total nonperforming loans, net of LIP and OREO, at December 31, 2013 by county and by type of loan or property (dollars in thousands):

	County				Total Nonperforming Loans	Number of Loans	Percent of Total Nonperforming Loans
	King	Pierce	Kitsap	All Other

Nonperforming loans:
One-to-four family residential	$753	$1,320	$—	$224	$2,297	10	57.5%
Multifamily	—	233	—	—	233	1	5.8
Commercial real estate	109	1,089	—	—	1,198	2	30.0
Construction/land development	—	—	—	223	223	1	5.6
Consumer	—	—	—	44	44	1	1.1
Total nonperforming loans	$862	$2,642	$—	$491	$3,995	15	100.0%

	County				Total OREO	Number of Properties	Percent of Total OREO
	King	Pierce	Kitsap	All Other

OREO:
One-to-four family residential	$884	$328	$—	$—	$1,212	7	10.6%
Commercial real estate (1)	—	7,865	920	912	9,697	12	84.6
Construction/land development	—	223	—	333	556	2	4.8
Total OREO	$884	$8,416	$920	$1,245	$11,465	21	100.0%

Total nonperforming assets	$1,746	$11,058	$920	$1,736	$15,460
_______
(1) Of the 12 properties classified as commercial real estate, seven are office/retail buildings, two are mixed-use buildings and three are undeveloped lots.

Construction/land development, commercial real estate and multifamily loans have larger individual loan amounts that have a greater single impact on our total portfolio quality in the event of delinquency or default. We continue to monitor our loan portfolio and believe additions to nonperforming loans, charge-offs, provisions for loan losses, and/or OREO are possible in the future, particularly if the housing market and other economic conditions do not continue to improve.

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When the property is acquired, it is recorded at the lower of its cost or the fair market value of the property, less selling costs. We had $11.5 million and $17.3 million of OREO at December 31, 2013 and 2012, respectively. At December 31, 2013, OREO consisted of $1.2 million in one-to-four family residential properties, $556,000 in construction/land development properties and $9.7 million in commercial real estate properties. We have a special assets department whose primary focus is the prompt and effective management of our troubled, nonperforming assets and to expedite their disposition and minimize any potential losses. During 2013, we foreclosed or accepted deeds-in-lieu of foreclosure on 15 properties totaling $6.5 million as compared to 35 properties totaling $12.1 million during 2012. We anticipate continued foreclosure, deed-in-lieu of foreclosure and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

Troubled Debt Restructured Loans. We account for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a debt is considered a TDR if we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower that we would not otherwise consider. At December 31, 2013, we had $61.1 million in TDRs as compared to $70.4 million at December 31, 2012.

Prior to 2012, we utilized a strategy for a limited number of our lending relationships by establishing an “A” and “B” note structure. We created an “A” note that represents a reduced principal balance expected to be fully collected and at a debt service level and loan-to-value ratio acceptable to us. The “A” note is classified as a performing TDR as long as the borrower continues to perform in accordance with the note terms. The “B” note represents the amount of the principal reduction portion of the original note and is immediately charged-off. The “B” note is held by the Bank and when the borrower pays off the “A” note, the Bank may proceed with collection efforts on the “B” note. At December 31, 2013, 98.4% of our TDRs were classified as performing compared to 93.6% at December 31, 2012. Of the $60.2 million of performing TDRs at December 31, 2013, $27.6 million were related to an “A” note as a result of an “A” and “B” note workout strategy. During 2013 we recovered $934,000 related to the "B" notes.

The largest TDR relationship at December 31, 2013 totaled $13.2 million and was comprised of 85 one-to-four family residential rental properties located in King, Kitsap, Pierce and Thurston counties. At December 31, 2013, there were no LIP in connection with these restructured and impaired loans. For additional information regarding our TDRs, see Note 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

The following table summarizes our total TDRs:

	December 31,
	2013	2012
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$924	$3,422
Multifamily	—	1,058
Consumer	44	48
Total nonperforming TDRs	968	4,528
Performing TDRs:
One-to-four family residential	45,851	52,644
Multifamily	2,208	1,239
Commercial real estate	12,111	11,965
Total performing TDRs	60,170	65,848
Total TDRs	$61,138	$70,376

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge-off those assets in the period in which they are deemed uncollectible. Our determinations as to the classification of our assets and the amount of our valuation allowances are subject to review by the FDIC and the DFI that can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated by us as special mention.

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. The decrease in our classified loans during the year ended December 31, 2013 was a result of loan charge-offs, transfers to OREO and short sales, as well as our efforts to work with our borrowers to bring their loans current when possible or restructure the loan when appropriate. During 2013, we took an aggressive approach to reduce nonperforming assets and improve asset quality.

The aggregate amounts of our classified loans, net of LIP at the dates indicated were as follows:

	December 31,
	2013	2012
	(In thousands)
Adversely Rated Loans:
Special mention:
One-to-four family residential	$5,825	$10,433
Multifamily	1,203	—
Commercial real estate	15,134	11,666
Construction/land development	—	165
Consumer	1	—
Total special mention	22,163	22,264
Classified and Substandard:
One-to-four family residential	9,338	9,826
Multifamily	1,453	5,950
Commercial real estate	3,119	7,805
Construction/land development	223	4,767
Consumer	266	981
Total classified and substandard	14,399	29,329
Total adversely rated loans	$36,562	$51,593

With the exception of these classified loans, of which $4.0 million were accounted for as nonaccrual loans at December 31, 2013, management is not aware of any loans as of December 31, 2013, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan categories.

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, the borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. The specific allowance component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information, less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. In addition, specific reserves may be created upon a loan's restructuring, based on a discounted cash flow analysis comparing the present value of the anticipated repayments under the restructured terms to the outstanding principal balance of the loan.

Our Board Internal Asset Review Committee approves the provision for loan losses on a quarterly basis and the full Board of Directors ratifies the Committee's actions. The allowance is increased by the provision for loan losses and is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

As a result of loan recoveries and improvements in our credit metrics a $100,000 recovery from our ALLL was recorded for the year ended December 31, 2013. The provision for loan losses was $3.1 million and $4.7 million for the years ended December 31, 2012 and 2011, respectively. The improvement in the quality of loans and recoveries were attributable to the reductions in the levels of nonperforming and classified assets, charge-offs and our directed focus during 2013 to work with our borrowers when possible to bring their loan payments current and when this option was not feasible, to promptly initiate foreclosure or deed-in-lieu of foreclosure proceedings. We also utilized short sales as an option to liquidate properties prior to foreclosure. The focus that we placed on reducing our nonperforming assets during 2013 resulted in a reduction of $24.6 million in nonperforming assets. The ALLL was $13.0 million, or 1.9% of total loans at December 31, 2013 as compared to $12.5 million, or 1.9% of total loans outstanding at December 31, 2012. The level of the ALLL is based on estimates and the ultimate losses may vary from the estimates. Management reviews the adequacy of the ALLL on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls and the borrower's and guarantor's, if any, financial strength. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed. Loans are evaluated for impairment on a loan-by-loan basis. As of December 31, 2013 and 2012, impaired loans, net of LIP, were $64.2 million and $88.6 million, respectively.

The following table summarizes the distribution of the ALLL by loan category, at the dates indicated.

	December 31,
	2013			2012			2011			2010			2009
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four family
residential	$280,674	$5,141	40.7%	$307,028	$5,562	45.6%	$335,412	$5,756	46.4%	$398,690	$8,302	44.7%	$496,731	$11,130	44.6%
Multifamily	118,512	1,377	17.2	111,521	1,139	16.5	113,674	950	15.7	144,876	1,893	16.2	146,508	1,896	13.1
Commercial	248,752	5,881	36.1	221,878	5,207	32.9	232,343	6,846	32.1	272,713	6,742	30.6	288,996	6,422	25.9
Construction/land
development	30,655	399	4.5	19,418	437	2.9	25,143	2,503	3.5	56,501	5,151	6.3	163,953	13,255	14.7
Total real estate	678,593	12,798	98.5	659,845	12,345	97.9	706,572	16,055	97.7	872,780	22,088	97.8	1,096,188	32,703	98.3
Business	1,142	14	0.2	2,968	30	0.4	3,909	154	0.6	479	7	0.1	353	6	—
Consumer	9,201	182	1.3	11,110	167	1.7	12,499	330	1.7	19,127	439	2.1	18,678	330	1.7
Total	$688,936	$12,994	100.0%	$673,923	$12,542	100.0%	$722,980	$16,539	100.0%	$892,386	$22,534	100.0%	$1,115,219	$33,039	100.0%

We believe that the ALLL as of December 31, 2013 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ALLL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ALLL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ALLL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our ALLL at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
ALLL at beginning of period	$12,542	$16,559	$22,534	$33,039	$16,982
Provision (benefit) for loan losses	(100)	3,050	4,700	53,100	51,300
Charge-offs:
One-to-four family residential	456	2,229	2,330	24,594	6,043
Multifamily	346	153	125	—	—
Commercial real estate	98	6,088	4,249	8,012	2,812
Construction/land development	582	630	4,058	32,080	26,283
Business	13	—	—	—	—
Consumer	101	491	263	790	164
Total charge-offs	1,596	9,591	11,025	65,476	35,302
Total recoveries	2,148	2,524	350	1,871	59
Net charge-offs (recoveries)	(552)	7,067	10,675	63,605	35,243
ALLL at end of period	$12,994	$12,542	$16,559	$22,534	$33,039

ALLL as a percent of total loans, net of LIP	1.91%	1.89%	2.29%	2.56%	3.07%
Net charge-offs (recoveries) to average loans receivable, net of LIP	(0.08)	1.07	1.39	6.55	3.38
ALLL as a percent of nonperforming loans, net of LIP	325.26%	55.11%	69.89%	35.80%	27.37%

Investment Activities

General. Under Washington State law, savings banks are permitted to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker’s acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities, and obligations of states and their political sub-divisions.

The Investment Committee/ALCO, consisting of the Chief Executive Officer, Chief Financial Officer and Controller of First Savings Bank and other members of management and the Board of Directors, has the authority and responsibility to administer our investment policy, monitor portfolio strategies and recommend appropriate changes to policy and strategies to the Board of Directors. On a monthly basis, management reports to the Board a summary of investment holdings with respective market values and all purchases and sales of investment securities. The Chief Financial Officer has the primary responsibility for the management of the investment portfolio and considers various factors when making decisions, including the marketability, maturity, liquidity and tax consequences of proposed investments. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

At December 31, 2013, our investment portfolio consisted principally of mortgage-backed securities, U.S. Government Agency obligations and corporate bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, deposits and other activities.

Mortgage-Backed Securities. The mortgage-backed securities in our portfolio were comprised of Fannie Mae, Freddie Mac and Ginnie Mae mortgage-backed securities. These issuers guarantee the timely payment of principal and interest in the event of default. The mortgage-backed securities had a weighted-average yield of 1.93% at December 31, 2013.

U.S. Government Agency Obligations. The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac and FHLB agency securities. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2013, the portfolio had a weighted-average yield of 1.19%.

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
Corporate Bonds. The corporate bond portfolio was comprised of variable rate securities issued by various financial institutions.
Municipal Bonds. The municipal bond portfolio was comprised of general obligation bonds (i.e., backed by the general credit of the issuer) and revenue bonds (i.e., backed by revenues from the specific project being financed) issued by various municipalities.  All bonds are from issuers located within the state of Washington. The weighted-average yield on the municipal bond portfolio was 6.86% at December 31, 2013.
Federal Home Loan Bank Stock. As a member of the FHLB, we are required to own capital stock in the FHLB. The amount of stock we hold is based on guidelines specified by the FHLB. The redemption of any excess stock we hold is at the discretion of the FHLB. The carrying value of the stock totaled $7.0 million at December 31, 2013. During the year ended December 31, 2013, we received dividends of $3,600 from the FHLB. We did not receive dividends during the years ended December 31, 2012 and 2011. The FHLB repurchased shares on a pro-rata basis from its shareholders, including 2,633 shares and 1,320 shares from the Bank, at par value during 2013 and 2012, respectively. At December 31, 2013, we held no securities of any single issuer (other than government-sponsored entities) that exceeded 10% of our shareholders' equity.
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

We have determined there is not an other-than-temporary impairment ("OTTI") on our FHLB stock investment as of December 31, 2013.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Fannie Mae	$46,234	$46,232	$35,039	$36,168	$50,981	$52,163
Freddie Mac	25,707	25,856	15,368	15,763	19,285	19,845
Ginnie Mae	34,403	33,873	31,193	31,146	7,416	7,495
Tax-exempt municipal bonds	1,401	1,202	1,405	1,239	1,440	1,172
Taxable municipal bonds	642	648	643	650	645	675
U.S. Government agencies	23,222	22,704	67,077	67,296	47,934	47,652
Corporate bonds	14,079	13,849	—	—	—	—
Total available-for-sale	$145,688	$144,364	$150,725	$152,262	$127,701	$129,002

At December 31, 2013, 2012 and 2011 there were no investments held to maturity.

During the year ended December 31, 2013, gross proceeds from sales of investments were $45.1 million, with gross gains of $11,000 and gross losses of $49,000.

Management reviews investment securities on an ongoing basis for the presence of OTTI or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate, depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss). There were no losses related to OTTI at December 31, 2013 and 2012. For additional information regarding our investments, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8.

The table below sets forth information regarding the carrying value and weighted-average yield by contractual maturity of our investment portfolio at December 31, 2013. Mortgage-backed securities and the FHLB stock investments have no stated maturity date and are included in the totals column only.

	December 31, 2013
	Within One Year		After One Year Through Five Years		After Five Through Ten Years		Thereafter		Totals
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$105,961	1.93%
Municipal bonds	—	—	—	—	648	5.98	1,202	7.26	1,850	6.86
U.S. Government agencies	50	6.41	6,670	0.48	10,233	1.47	5,751	1.50	22,704	1.19
Corporate bonds	—	—	7,998	1.15	5,851	1.24	—	—	13,849	1.19
Total available-for-sale	$50	6.41	$14,668	0.85	$16,732	1.45	$6,953	2.91	$144,364	1.81

FHLB stock	$—	—%	$—	—%	$—	—%	$—	—%	$7,017	—%

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

At December 31, 2013, our deposits totaled $612.1 million. We had $289.1 million of jumbo ($100,000 or more) certificates of deposit, of which $10.5 million were public funds, that represent 47.2% and 1.7%, respectively, of total deposits. As part of our strategy, we did not renew maturing public fund certificates of deposit during 2013 due to the higher cost of maintaining those accounts as a result of the changes in state law. Under Washington State law, in order to participate in the public funds program, we are required to pledge 100% of the public deposits held in the form of eligible securities. There were no brokered deposits at December 31, 2013.

Deposit Activities. The following table sets forth our total deposit activity for the periods indicated.

	At or For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$665,797	$788,665	$920,226
Net decrease before interest credited	(60,254)	(132,632)	(147,065)
Interest credited	6,522	9,764	15,504
Net decrease in deposits	(53,732)	(122,868)	(131,561)
Ending balance	$612,065	$665,797	$788,665

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2013.

Weighted-Average Interest Rate	Term	Category	Amount	Minimum Balance	Percentage of Total Deposits
(Dollars in thousands)
—%	N/A	Noninterest bearing demand deposits	$10,619	$—	1.7%
0.17	N/A	NOW	25,471	250	4.2
0.15	N/A	Statement savings	20,396	25	3.3
0.19	N/A	Money market	145,172	1,000	23.7

		Certificates of deposit:
0.24	3 month		2,252	1,000	0.4
0.19	6 month		2,763	1,000	0.5
0.34	9 month		607	1,000	0.1
0.35	Variable 12 month		22	1,000	—
0.42	12 month		29,668	1,000	4.9
0.76	13 month		19,244	1,000	3.1
0.85	15 month		46,068	1,000	7.5
0.54	18 month		21,550	1,000	3.5
0.92	23 month		12,699	1,000	2.1
0.95	24 month		40,001	1,000	6.5
1.02	30 month		36,155	1,000	5.9
1.24	36 month		48,851	1,000	8.0
2.01	48 month		149,123	1,000	24.4
2.16	60 month		1,288	1,000	0.2
5.15	72 month		116	1,000	—
		Total certificates of deposit	410,407		67.1
		Total	$612,065		100.0%

Certificates of Deposit. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2013.

	Within One Year	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.00%	$137,259	$55,983	$16,679	$12,586	$—	$222,507
1.01 - 2.00%	30,471	50,915	21,515	10,980	661	114,542
2.01 - 3.00%	71,371	133	—	—	—	71,504
3.01 - 4.00%	1,737	—	—	—	—	1,737
4.01 - 5.00%	—	—	—	—	—	—
5.01 - 6.00%	—	—	—	117	—	117
Total	$240,838	$107,031	$38,194	$23,683	$661	$410,407

The following table sets forth the amount of our jumbo certificates of deposit by remaining maturity as of December 31, 2013. Jumbo certificates of deposit are certificates in amounts of $100,000 or more.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$44,111
Over three months through six months	43,311
Over six months through twelve months	86,510
Over twelve months	115,149
Total	$289,081

Deposit Flow. The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	December 31,
	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest-bearing	$10,619	1.7%	$6,154	0.9%	$6,013	0.8%
NOW	25,471	4.2	15,944	2.4	14,193	1.8
Statement savings	20,396	3.3	18,273	2.8	17,784	2.2
Money market	145,172	23.7	161,719	24.3	180,631	22.9
Certificates of deposit:
0.00 - 1.00%	222,508	36.4	185,010	27.8	113,318	14.4
1.01 - 2.00%	114,542	18.7	125,010	18.8	197,887	25.1
2.01 - 3.00%	71,504	11.7	118,020	17.7	168,105	21.3
3.01 - 4.00%	1,737	0.3	35,108	5.3	62,027	7.9
4.01 - 5.00%	—	—	449	—	12,721	1.6
5.01 - 6.00%	116	—	110	—	15,986	2.0
Total certificates of deposit	410,407	67.1	463,707	69.6	570,044	72.3
Total	$612,065	100.0%	$665,797	100.0%	$788,665	100.0%

Borrowings. Customer deposits are the primary source of funds for our lending and investment activities. We use advances from the FHLB to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements and to provide longer term funding to better match the duration of selected loan and investment maturities. In addition, at December 31, 2013 we had available a $10.0 million line of credit with another financial institution as a supplemental funding source.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral. At December 31, 2013, our FHLB credit facility was $220.9 million and outstanding advances from the FHLB totaled $119.0 million.

The following table sets forth information regarding FHLB advances at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	At or for the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end	$119,000	$83,066	$93,066
Average borrowings outstanding	67,796	83,067	90,656
Weighted-average rate paid	1.08%	2.47%	2.50%
Balance outstanding at end of the year	$119,000	$83,066	$83,066
Weighted-average rate paid at end of the year	0.86%	2.47%	2.47%

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, First Savings Bank and First Financial Diversified Corporation. First Financial Diversified Corporation primarily provides escrow services to First Savings Bank, other area lenders and some private individuals. First Financial Diversified Corporation also offers a limited number of loan products to First Savings Bank’s customers. At December 31, 2013, loans from First Financial Diversified Corporation represented less than 2% of our loan portfolio.

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

Based on the most current FDIC Deposit Market Share Report dated June 30, 2013, we ranked 16th in terms of deposits with a deposit market share of 1.06%, among the 49 FDIC-insured depository institutions located in King County. The top five banks in the market (comprised of Bank of America, Wells Fargo Bank, U.S. Bank, J.P. Morgan Chase and Key Bank) controlled 75.2% of the King County deposit market with deposits of $45.6 billion of the $60.6 billion total deposits in King County as of June 30, 2013. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms also compete for consumer deposit relationships.

Our competition for loans comes principally from commercial banks, mortgage brokers, thrift institutions, credit unions and finance companies. Several other financial institutions, including those previously mentioned, compete with us for banking business in our targeted market area. These institutions have far more resources than we do and as a result are able to offer a broader range of services such as trust departments, merchant banking and enhanced retail services. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources and allocate their investable assets in regions of highest yield and demand. The challenges posed by such large competitors may impact our ability to originate loans, secure low cost deposits and establish product pricing levels that support our net interest margin goals that may limit our future growth and earnings potential.

Employees

At December 31, 2013, we had 93 full-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

How We Are Regulated

The following is a brief description of certain laws and regulations that are applicable to First Financial Northwest and First Savings Bank. Legislation is introduced from time to time in the U.S. Congress that may affect the operations of First Financial Northwest and First Savings Bank. In addition, the regulations governing us may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

First Savings Bank is regulated by the FDIC and the DFI. First Savings Bank elected, pursuant to Section 10(l) of the Home Owners’ Loan Act, as amended, to be treated as a savings association. As a result, First Financial Northwest is a registered savings and loan holding company subject to regulation of the FRB.

Regulation and Supervision of First Savings Bank Northwest

General. As a state-chartered savings bank, First Savings Bank is subject to applicable provisions of Washington State law and regulations of the DFI. State law and regulations govern First Savings Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices. Under state law, savings banks in Washington state also generally have all of the powers that federal savings banks have under federal laws and regulations. First Savings Bank is subject to periodic examination and reporting requirements by and of the DFI.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") requires the FDIC's deposit insurance assessments to be based on assets instead of deposits. The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. The FDIC assessment rates range from approximately 5 basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 3 basis points to 30 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from 2 basis points to 28 basis points and if reserve ratio for the prior assessment period is greater than 2.5%, the assessment rates may range from 1 basis point to 25 basis points (in each case subject to adjustments as described above). No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

In addition, federally insured institutions are required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the year ended December 31, 2013, the FICO assessment equaled 0.64 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. For 2013, the Bank incurred approximately $47,000 in FICO assessments.

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

Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon its capital levels in relation to relevant capital measures that include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4% and a leverage ratio of not less than 4%. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized. The new capital rules adopted by the federal banking agencies required by the Dodd-Frank Act will adjust the prompt corrective action categories accordingly. See "Capital Requirements - New Capital Rules" below.

The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Undercapitalized institutions are also subject to certain prompt corrective action requirements, regulatory controls and restrictions that become more extensive as an institution becomes more severely undercapitalized. Failure by institutions to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits, liquidity, affiliate transactions, insider transactions and interbank liabilities. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that First Savings Bank fails to meet any standard prescribed by the guidelines, the agency may require First Savings Bank to submit to the agency an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans. We are not aware of any conditions relating to these safety and soundness standards that would require submission of a plan of compliance by First Savings Bank.

Capital Requirements. Federally insured savings institutions, such as First Savings Bank, are required to maintain a minimum level of regulatory capital. On July 2, 2013, the FRB approved a final rule ("Final Rule") to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. On July 9, 2013, the Final Rule was approved as an interim rule by the FDIC. The Final Rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act that is discussed below in the section entitled "New Capital Rules." The following is a discussion of the capital requirements First Savings Bank was subject to as of December 31, 2013.

FDIC regulations recognize two types, or tiers, of capital: core (“Tier 1”) capital and supplementary (“Tier 2”) capital. Tier 1 capital generally includes common shareholders’ equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least 5 years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios. The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% of total assets. At December 31, 2013, First Savings Bank had a Tier 1 leverage capital ratio of 18.60%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile.

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

The DFI requires that net worth equal at least 5 percent of total assets. At December 31, 2013, First Savings Bank had Tier 1 risk-based capital of 27.18%.

The table below sets forth First Savings Bank’s capital position under the prompt corrective action regulations of the FDIC at December 31, 2013 and 2012. The Bank’s Tier 1 capital ratio was 18.60% and our total risk-based capital ratio was 28.44% at December 31, 2013.

	December 31,
	2013		2012
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under Generally Accepted Accounting Principles ("GAAP")	$164,968		$150,761

Total risk-based capital	$174,732	28.44%	$157,254	27.37%
Total risk-based capital requirement	49,146	8.00	45,968	8.00
Excess	$125,586	20.44%	$111,286	19.37%

Tier 1 risk-based capital	$166,988	27.18%	$150,006	26.11%
Tier 1 risk-based capital requirement	24,573	4.00	22,984	4.00
Excess	$142,415	23.18%	$127,022	22.11%

Tier 1 leverage capital	$166,988	18.60%	$150,006	15.79%
Tier 1 leverage capital requirement	35,903	4.00	37,995	4.00
Excess	$131,085	14.60%	$112,011	11.79%

As of December 31, 2013 and 2012, the Bank was classified as a well-capitalized institution under the criteria established by the FDIC.

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
New Capital Rules. The Final Rules approved by the FRB and subsequently approved as an interim final rule by the FDIC substantially amends the regulatory risk-based capital rules applicable to First Financial Northwest and First Savings Bank.

Effective in 2015 (with some changes generally transitioned into full effectiveness over two to four years), First Savings Bank will be subject to new capital requirements adopted by the FDIC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increases the leverage and Tier 1 capital ratios, changes the risk-weights of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of First Savings Bank to pay dividends, repurchase shares or pay discretionary bonuses.

When these new requirements become effective in 2015, First Savings Bank’s Tier 1 leverage capital ratio of 4% of adjusted total assets and total risk-based capital ratio of 8% of risk-weighted assets will remain the same; however, the Tier 1 risk-based capital ratio requirement will increase from 4.0% to 6.5% of risk-weighted assets. In addition, First Savings Bank will be required to meet the new CET1 capital ratio of 4.5% of risk-weighted assets, with CET1 consisting of qualifying Tier 1 capital less all capital components that are not considered common equity.

For all of these capital requirements, there are a number of changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital.

First Savings Bank does not have any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital.

Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be deducted from capital, subject to a two-year transition period. In addition, Tier 1 capital will include accumulated other comprehensive income that includes all unrealized gains and losses on available for sale debt and equity securities, subject to a two-year transition period. Because of its asset size, First Savings Bank has the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income in its capital calculations. First Savings Bank is considering whether to take advantage of this opt-out to reduce the impact of market volatility on its regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, over time require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Any additional changes in our regulation and oversight, in the form of new laws, rules and regulations could make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.
Federal Home Loan Bank System. First Savings Bank is a member of the FHLB of Seattle that is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB that are subject to the oversight of the FHFA. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business – Deposit Activities and Other Sources of Funds – Borrowings.”

As a member, First Savings Bank is required to purchase and maintain stock in the FHLB. At December 31, 2013, the Bank had $7.0 million in FHLB stock that was in compliance with this requirement. First Savings Bank received $3,600 in dividends from the FHLB for the year ended December 31, 2013. During 2013, the FHLB repurchased 2,633 shares from the Bank. For additional information, see Item 1.A. “Risk Factors – Further deterioration in the financial position of the Federal Home Loan Bank of Seattle may result in future impairment losses on our investment in Federal Home Loan Bank of Seattle stock.”

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

Real Estate Lending Standards. FDIC regulations require First Savings Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards that must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards, loan administration procedures and documentation and approval and reporting requirements. First Savings Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. First Savings Bank’s Board of Directors is required to review and approve First Savings Bank’s standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four family residential properties in excess of the supervisory loan-to-value ratios should not exceed 30% of total capital. Total capital consists of the sum of an institution's Tier 1 capital and Tier 2 capital. Loans in excess of the supervisory loan-to-value ratio limitations must be identified in First Savings Bank’s records and reported at least quarterly to First Savings Bank’s Board of Directors. First Savings Bank is in compliance with the record keeping and reporting requirements. As of December 31, 2013, First Savings Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 10.1% of total risk-based capital and First Savings Bank’s loans on construction, commercial, multifamily or other non-one-to-four family residential properties in excess of the supervisory loan-to-value ratios were 9.3% of total risk-based capital.

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

Washington state has enacted a law regarding financial institution parity. Primarily, the law affords Washington state-chartered commercial banks the same powers as Washington state-chartered savings banks. In order for a bank to exercise these powers, it must provide 30 days' notice to the Director of the DFI and the Director must authorize the requested activity. In addition, the law provides that Washington state-chartered savings banks may exercise any of the powers of Washington state-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations. Finally, the law provides additional flexibility for Washington state-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress asked to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations that have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including First Savings Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs that often are substantial and can exceed the value of the collateral property.

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts and non-personal time deposits. These reserves may be in the form of cash or deposits with the regional Federal Reserve. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2013, First Savings Bank’s vault cash exceeded its Regulation D reserve requirements.

Affiliate Transactions. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or any nonbank subsidiary of the bank holding company are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the subsidiary bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with nonaffiliates. For additional information, see "– Regulation and Supervision of First Financial Northwest – Limitations on Transactions with Affiliates" below.

Community Reinvestment Act. Banks are subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”) that requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution or banks that are involved in certain acquisitions by a savings and loan holding company. First Savings Bank received a “satisfactory” rating during its most recent examination.

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

As of December 31, 2013, First Savings Bank maintained 72.6% of its portfolio assets in qualified thrift investments and, therefore, met the Qualified Thrift Lender test.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. First Savings Bank is subject to consumer protection regulations issued by the CFPB, but as financial institutions with assets of less than $10 billion, First Savings Bank is generally subject to supervision and enforcement by the FDIC and the DFI with respect to our compliance with consumer financial protection laws and CFPB regulations.

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

Regulation and Supervision of First Financial Northwest

General. First Financial Northwest is a nondiversified unitary savings and loan holding company subject to the regulatory oversight of the FRB. Accordingly, First Financial Northwest is required to register and file reports with the FRB and is subject to regulation and examination by the FRB. In addition, the FRB has enforcement authority over First Financial Northwest and its non-savings institution subsidiaries that also permits the FRB to restrict or prohibit activities that are determined to present a serious risk to the subsidiary savings institution. Beginning July 21, 2015, First Financial Northwest as a savings and loan holding company, will be subject to the same leverage and risk-based capital requirements that apply to insured depository institutions. See “– Regulation and Supervision of First Savings Bank – Capital Requirements – New Capital Rules.”

First Financial Northwest was organized as a savings and loan holding company under the Home Owners’ Loan Act, as amended, instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 as a result of the election made by First Savings Bank under Section 10(l) of the Home Owners’ Loan Act, in connection with the mutual to stock conversion. The election allows First Savings Bank to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act. As a result, First Financial Northwest is registered with the FRB and is subject to FRB regulation, examination, and supervision. In addition, First Financial Northwest is required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC. As a subsidiary of a savings and loan holding company, First Savings Bank is subject to certain restrictions in its dealings with First Financial Northwest and affiliates thereof.

Generally, companies that become savings and loan holding companies following the May 4, 1999 grandfather date in the Gramm-Leach-Bliley Act of 1999 may engage only in the activities permitted for financial institution holding companies under the law for multiple savings and loan holding companies.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described above. Because First Savings Bank is treated as a savings association subsidiary of a savings and loan holding company, it must notify the FRB 30 days before declaring any dividend to First Financial Northwest. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the FRB and the FRB has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of First Savings Bank.

Capital Requirements for First Financial Northwest. Under the Dodd-Frank Act, savings and loan holding companies will not be subject to any capital requirements until 2015, however, the Final Rule provides for earlier compliance. The FRB, however, expects First Financial Northwest to support First Savings Bank, including providing additional capital to First Savings Bank if it does not meet its capital requirements. See "– Regulation and Supervision of First Savings Bank - Capital Requirements – New Capital Rules."

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the FRB. Under the Change in Bank Control Act, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Restrictions on Dividends. First Financial Northwest’s ability to declare and pay dividends may depend in part on dividends received from First Savings Bank. Under Washington State law, First Financial Northwest is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business or if First Financial Northwest's total liabilities would exceed its total assets. For additional information, see Item 1.A. “Risk Factors – Certain regulatory restrictions are imposed on us and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

Limitations on Transactions with Affiliates. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the FRB Act. An affiliate of a savings institution is any company or entity that controls, is controlled by or is under common control with the savings institution. In a holding company context, the holding company and any companies that are controlled by such holding companies are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings institution from (1) making a loan or other extension of credit to an affiliate, except for any affiliate that engages only in certain activities that are permissible for bank holding companies or (2) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(g) and (h) of the FRB Act place restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a savings institution and certain affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2013, First Savings Bank was in compliance with these restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the FRB, (1) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (2) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the FRB, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The FRB may only approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings institutions in more than one state if: (1) the multiple savings and loan holding company involved controls a savings institution that operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (2) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act or (3) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Federal Securities Laws. First Financial Northwest’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that First Financial Northwest and First Savings Bank will become subject to and that are discussed above under the section entitled “- Regulation and Supervision of First Savings Bank Northwest - Capital Requirements - New Capital Rules.”

In addition, among other changes, the Dodd-Frank Act requires public companies, like First Financial Northwest, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Taxation

Federal Taxation

General. First Financial Northwest and First Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Savings Bank. The tax years still open for review by the Internal Revenue Service are 2011 through 2013.

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

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company's alternative minimum tax credit carryforward at December 31, 2013 totaled $1.7 million, with no expiration date.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding 2 taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 2009.

Charitable Contribution Carryovers. We may carryforward charitable contributions to the succeeding five taxable years. The utilization of the charitable contribution carryforward may not exceed 10% of taxable income as defined by the federal taxation laws. At December 31, 2013, First Financial Northwest had a charitable contribution carryforward for federal income tax purposes of $27,000. At December 31, 2013, the valuation allowance related to the charitable contribution carryforward totaled $27,000. This amount represents the tax effect of the estimated amount of the charitable contribution carryforward that management believes will be utilized in future periods.

Corporate Dividends-Received Deduction. First Financial Northwest may eliminate from its income dividends received from First Savings Bank as a wholly-owned subsidiary of First Financial Northwest that files a consolidated return with First Savings Bank. The corporate dividends-received deduction is 100%, or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

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

Joseph W. Kiley III, age 58, has served as President and Chief Executive Office of First Financial Northwest since September 2013 and served as President, Chief Executive Officer and Director of First Savings Bank since September 2012. He previously served as President, Chief Executive Officer and Director of Frontier Bank, F.S.B., located in Palm Desert, California, and its holding company, Western Community Bancshares, Inc. from 2010 to 2012. From 2007 to 2010, Mr. Kiley was a Director at California General Bank. From 2009 to 2011, Mr. Kiley served as the President, Chief Executive Officer and Director of Imperial Capital Bank, located in San Diego, California and its holding company, Imperial Capital Bancorp, Inc. Mr. Kiley has over 20 years of executive experience at banks, thrifts and their holding companies that included serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from California State University, Chico and is former (CA) certified public accountant.

Richard P. Jacobson, age 50, has served as Chief Operating Officer of the Bank since July 9, 2013, Chief Financial Officer of First Financial Northwest and the Bank since August 9, 2013 and Chief Operating Officer of First Financial Northwest since September 1, 2013. He was appointed as a director of First Financial Northwest and First Savings Bank effective September 1, 2013. Mr. Jacobson served as a consultant to First Financial Northwest from April 30, 2010 to April 6, 2012, and since that time has serves as a mortgage loan originator in Palm Desert, California. Prior to that, he had been employed by Horizon Financial Corp, and Horizon Bank, Bellingham, Washington since 1987, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp and Horizon Bank since 2008. Mr. Jacobson also served as Chief Financial Officer of Horizon Financial Corp and Horizon Bank from March 2000 until October 2008. From 1987 until 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of Washington. In addition, Mr. Jacobson graduated with honors from the American Banker Association’s National School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary club and has served on the boards of the United Way, Boys and Girls Club and Junior Achievement.

Herman L. Robinson, age 68, is Senior Vice President and Chief Credit Officer of First Savings Bank. Prior to joining First Savings Bank in June 2010, Mr. Robinson was Senior Vice President, Senior Credit Approval Officer at East West Bank, the successor to United Commercial Bank, from 2000 to May 2010. Mr. Robinson has over 45 years of banking experience. During his banking career, Mr. Robinson has held positions such as Chief Credit Officer, Manager of Special Credits and Senior Vice President and Manager of Commercial Lending at various banks.

Simon Soh, age 49, is Senior Vice President and Chief Lending Officer of First Savings Bank. Prior to his promotion in October 2012, Mr. Soh served as Vice President and Loan Production Manager of First Savings Bank, a position he held since August 2010. Prior to that, he was First Vice President and Commercial Lending Manager at East West Bank. In 1998, Mr. Soh was a founding member of Pacifica Bank in Bellevue, Washington that merged with United Commercial Bank in 2005, later becoming East West Bank in 2009. Mr. Soh has over 23 years of experience in commercial banking.

Ronnie J. Clariza, age 33, was appointed Chief Risk Officer and Senior Vice President of First Savings Bank Northwest in November 2013. Mr. Clariza previously served as Vice President and Risk Management Officer since May 2008, and prior to that, as Assistant Vice President and Compliance Officer, serving in various other compliance and internal audit roles since he began with the Bank in 2003. Mr. Clariza is a graduate of the University of Washington where he received his Bachelor of Arts degree in Business Administration, Finance and is a certified regulatory Compliance Officer.

Christine A. Huestis, age 48, is Vice President and Controller of First Financial Northwest and First Savings Bank. Prior to joining First Financial Northwest in October 2013, she was employed by Realty in Motion, LLC., a family of mortgage default service companies, in Bellevue, Washington. From 1999 until joining First Financial Northwest, Ms. Huestis held key accounting positions at affiliated companies within Reality in Motion with her most recent position being Controller. Ms. Huestis received a Bachelor of Science degree in Accounting from Central Washington University and is a certified public accountant.

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

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

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

While real estate values and unemployment rates have recently improved, a prolonged slow economic recovery or a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

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

Furthermore, the Board of Governors of the Federal Reserve, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the FRB Board increases the rate it is curtailing purchases of U.S. Treasury and mortgage-backed securities or the federal funds rate, overall interest rates will likely rise that may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans and could negatively affect our financial performance.

Our construction/land development loans are based upon estimates of costs and the value of the completed project.

We make construction/land development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2013, construction/land development loans totaled $30.7 million, or 4.5% of our total loan portfolio of which $12.5 million were multifamily construction loans, $6.7 million were commercial construction loans and $4.0 million were one-to-four family construction loans. Land loans, which are loans made with land as security, totaled $7.5 million, or 1.1% of our total loan portfolio at December 31, 2013. Land loans include raw land and land acquisition and development loans. In addition, at December 31, 2013, we had $32.3 million of multifamily and commercial real estate "rollover" construction loans included in our multifamily and commercial real estate loan portfolio because these loans are structured to convert to permanent financing when construction is complete.

Construction/land development lending generally involves additional risks because funds are advanced upon the security of the project that is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Many of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. These loans are also generally more difficult to monitor. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to independently repay principal and interest. At December 31, 2013, $23.2 million of our construction/land development loans were for speculative construction loans and $223,000, or 0.7%, of our construction/land development loans were classified as nonperforming.

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.

While commercial and multifamily real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2013, we had $248.8 million of commercial real estate loans, representing 36.1% of our total loan portfolio and $118.5 million of multifamily loans, representing 17.2% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service that may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment that may increase the risk of default or non-payment. Further, many of our commercial and multifamily borrowers have more than one loan with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

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

At December 31, 2013, $121.9 million, or 43.4% of our one-to-four family residential mortgage loan portfolio and 18.4% of our total loan portfolio, net of LIP, consisted of loans secured by non-owner occupied residential properties. At December 31, 2013, nonperforming, non-owner occupied one-to-four family residential loans amounted to $817,000. Prior to foreclosure, loans that were classified as non-owner occupied residential properties and are now classified as OREO, amounted to $843,000 at December 31, 2013. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards that has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us.

At December 31, 2013, we had 47 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $93.9 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2013, $280.7 million, or 40.7% of our total loan portfolio, was secured by first liens on one-to-four family residential loans. In addition, at December 31, 2013, our home equity lines of credit totaled $6.8 million. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans.A return to recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with the still elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

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

If our allowance for loan losses is not adequate, we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future that could adversely affect our results of operations.

For the year ended December 31, 2013, we had a credit to our provision for loan losses of $100,000 due to improved quality of our loans as well as net recoveries of $552,000. For the year ended December 31, 2012, we recorded a provision for loan losses of $3.1 million. We also recorded net loan charge-offs of $7.1 million for the year ended December 31, 2012. We continue to experience loan delinquencies and credit losses. Slower sales and excess inventory in the housing market has been the primary cause of foreclosures for residential construction/land development loans that represent 1.4% of our nonperforming assets at December 31, 2013 compared with 18.4% at December 31, 2012. At December 31, 2013 our total nonperforming assets had decreased to $15.5 million compared to $40.1 million at December 31, 2012. Further, construction/land development and commercial real estate loans have a higher risk of loss than residential loans.

While conditions in the housing and real estate markets and economic conditions in our market areas have recently improved, if slow economic conditions persist or real estate values and sales deteriorate, we may experience higher delinquencies and credit losses. As a result, we could be required to increase our provision for loan losses and to charge-off additional loans in the future that could have a material adverse effect on our financial condition and results of operations.

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

A prolonged period of exceptionally low market interest rates, such as we are currently experiencing, could have an adverse effect on our results of operations as a result of substantially reduced asset yields. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 26% of our total loans were comprised of adjustable-rate loans at December 31, 2013. At that date, $87.4 million, or 48%, of these loans with an average interest rate of 4.5% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates and could have a material adverse effect on our results of operations.

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

During the last five years it has been the policy of the Board of Governors of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during this low interest rate environment. As a general matter, our interest-bearing liabilities re-price or mature more quickly than our interest-earning assets, and has contributed to increases in net interest income in the short term. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The FRB has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may continue to decrease that may have an adverse effect on our profitability. For information with respect to changes in interest rates, see “– Our results of operations, liquidity and cash flows are subject to interest rate risk.”

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

We maintain an ALLL that is a reserve established through a provision for loan losses charged to expense, and we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic reviews and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience, certain macroeconomic factors and management’s expectations of future events; and

•	our specific reserve, based on our evaluation of nonperforming loans and their underlying collateral.

The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ALLL, we review our loans and the loss and delinquency experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the ALLL may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may increase our loan charge offs and/or may otherwise require an increase in the ALLL.

Our ALLL was 1.91% of loans net of LIP and 325.26% of nonperforming loans net of LIP at December 31, 2013. In addition, bank regulatory agencies periodically review our ALLL and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any increases in the provision for loan losses will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition, results of operations and capital.

If our investments in other real estate owned are not properly valued and managed our earnings could be reduced.

We have foreclosed and continue to foreclose on loans in our portfolio. We use current property valuations in the form of appraisals when a loan has been foreclosed and the property taken in as OREO. Subsequently, an evaluation is performed by our experienced lending staff during the asset's holding period. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's net book value over its fair value. If our valuation process is incorrect, the fair value of our investments in OREO may not be sufficient to recover our net book value in such assets, resulting in the need for additional write-downs. In addition, we may incur significant property management and legal expenses related to our OREO. Additional material charge-offs or expenses relating to our OREO could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our OREO and may require us to recognize additional write-downs. Any increase in our write-downs, as required by such regulators, may have a material adverse effect on our financial condition, results of operations and capital.
We may incur losses on our securities portfolio as a result of changes in interest rates.

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and shareholders' equity could decrease.

At December 31, 2013, we owned $7.0 million in FHLB stock. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. This requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per accounting guidance for the impairment of long lived assets. We monitor on a recurring basis the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

The Seattle FHLB announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the FHFA), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. The FHLB of Seattle announced September 7, 2012 that the FHFA now considers the FHLB of Seattle to be adequately capitalized. Dividends on, or repurchases of, the FHLB of Seattle stock continue to require consent of the FHFA. The FHFA subsequently approved the repurchase of portions of FHLB of Seattle stock, at par value and during 2013 and 2012 repurchased 2,633 shares and 1,320 shares, respectively, from First Savings Bank. During the years ended December 31, 2012 and 2011, First Savings Bank did not receive any dividend income on FHLB stock. The FHLB announced in July 2013 that, based on its second quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend. For the year ended December 31, 2013, the First Savings received $3,600 in dividends on FHLB stock. Based on the above, we have determined there is not any impairment on the FHLB stock investment as of December 31, 2013. Deterioration in the FHLB’s financial position may, however, result in future impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business and the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels.  An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and the continued uncertainty in credit markets.  In particular, our liquidity position could be significantly constrained if we are unable to access funds from the Federal Home Loan Bank of Seattle, the Federal Reserve Bank of San Francisco or other wholesale funding sources or if adequate financing is not available at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs.  In this case, our results of operations and financial condition would be negatively affected. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment that on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. In addition, changes in recent years in the collateralization requirements and other provisions of the Washington public funds deposit programs have changed the economic benefit associated with accepting public funds deposits. At December 31, 2013 we had $10.8 million in public funds.

Our single branch location limits our ability to attract retail deposits and as a result a large portion of our deposits are certificates of deposit, including “Jumbo” certificates that may not be as stable as other types of deposits.

Our single branch location limits our ability to compete with larger institutions for noninterest bearing deposits as these institutions have a larger branch network providing greater convenience to customers. As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2013, $410.4 million, or 67.1%, of our total deposits were certificates of deposit and, of that amount, $289.1 million, or 70.4%, were “jumbo” certificates of $100,000 or more ($10.8 million, or 1.8% of our total deposits were public funds). In addition, deposit inflows are significantly influenced by general interest rates. Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts. In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits that could increase our cost of funds and negatively impact our interest rate spread and financial condition.

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

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations, increase our costs of operations and decrease our efficiency.

First Savings Bank is subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI, and First Financial Northwest is subject to examination and supervision by the FRB. The FDIC, DFI and the FRB govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's allowance for loan losses and determine the level of deposit insurance premiums assessed.

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

The Dodd-Frank Act created the CFPB) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws and regulations of the CFPB by their primary bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. We do not currently have assets in excess of $10 billion, but we may at some point in the future.

In January of 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which (including the qualified mortgage rule) become effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for savings and loan holding companies and bank holding companies that are no less stringent than those applicable to banks that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in First Savings Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital.

The Dodd-Frank Act also broadens the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions, and credit unions to $250 thousand per depositor for each account ownership category, retroactive to January 1, 2008. The legislation also increases the required minimum reserve ratio for the DIF, from 1.15% to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities unless an exception applies. We are analyzing the impact of the Volcker Rule on our investment portfolio and we anticipate changes to our investment strategies that could negatively affect our earnings.

The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

Any other additional changes in our regulation and oversight, whether in the form of new laws, rules or regulations, could likewise make compliance more difficult or expensive or otherwise materially adversely affect our business, financial condition or prospects.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The Final Rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The Final Rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The Rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The Final Rule becomes effective for First Financial Northwest on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The application of these more stringent capital requirements could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, First Savings Bank’s ability to pay dividends will be limited if does not have the capital conservation buffer required by the new capital rules that may limit our ability to pay dividends to stockholders. See “Regulation and Supervision-Federal Banking Regulation-New Capital Rule.”

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our stockholders. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's ALLL. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business – How We Are Regulated.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time.

Such changes could subject us to additional costs, limit the types of financial services and products we may offer, restrict mergers and acquisitions, investments, access to capital, the location of banking offices and/or increase the ability of non-banks to offer competing financial services and products, among other things. For example, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor. If proposals such as these, or other proposals limiting our rights as a creditor, were to be implemented, we could experience increased credit losses on our loans, or increased expense in pursuing our remedies as a creditor. Our failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage and could have a material adverse effect on our business, financial condition, liquidity and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

From time to time entities that set accounting standards change the financial accounting and reporting standards that govern the preparation of financial statements. These changes can be both difficult to predict and involve judgment and discretion in their interpretation by us, and our independent accounting firms. The changes implemented by the entities in setting standards themselves could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

Our litigation related costs might increase.

The Bank, from time to time, becomes subject to legal and regulatory proceedings that arise in the ordinary course of the Bank’s business, including as a result of the Bank’s loan workout and other activities. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

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

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, and could result in significant legal liability and significant damage to our reputation and our business.

Our security measures may not protect us from systems failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

If we are unable to attract and retain skilled employees, our business could be adversely impacted.
We may be subject to increased turnover in our employee base or the inability to fill open headcount requisitions due to competition, concerns about our operational performance or other factors. In addition, we may rely on the performance of employees whose skill sets are not sufficiently developed to fulfill their expected job responsibilities. Either of these situations could impair or delay our ability to realize operational and strategic objectives and cause increased expenses and lost sales opportunities.
We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Banks conduct their business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees. In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.

We participate in a multiple employer defined benefit pension plan for the benefit of our employees. If we were to withdraw from this plan, or if Pentegra, the multiple employer defined benefit pension plan sponsor, requires us to make additional contributions, we could incur a substantial expense in connection with the withdrawal or the request for additional contributions.
We participate in the Pentegra Defined Benefit Plan for Financial Institutions, a multiple employer pension plan for the benefit of our employees. Effective March 31, 2013, we did not allow additional employees to participate in this plan. On March 31, 2013, we froze the future accrual of benefits under this plan with respect to those participating employees. In connection with our decision to freeze our benefit accruals under the plan, and since then, we considered withdrawing from the plan. Based upon the value of the plan’s assets at December 31, 2013, if we had chosen to withdraw from the plan as of that date, we would have incurred an additional expense of up to approximately $6.1 million.

The actual expense that would be incurred in connection with a withdrawal from the plan is primarily dependent upon the timing of the withdrawal, the total value of the plan’s assets at the time of withdrawal, general market interest rates at that time, expenses imposed on withdrawal, and other conditions imposed by Pentegra as set forth in the plan. If we choose to withdraw from the plan in the future, we could incur a substantial expense in connection with the withdrawal.
Even if we do not withdraw from the plan Pentegra, as sponsor of the plan, may request that we make an additional contribution to the plan, in addition to contributions that we are regularly required to make, or obtain a letter of credit in favor of the plan, if our financial condition worsens to the point that it triggers certain criteria set out in the plan. If we fail to make the contribution or obtain the requested letter of credit, then we may be forced to withdraw from the plan and establish a separate, single employer defined benefit plan that we anticipate would be underfunded to a similar extent as under the multiple employer plan.

Item 1B. Unresolved Staff Comments

Not applicable. First Financial Northwest has not received any written comments from the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended that are unresolved.

Item 2. Properties

At December 31, 2013, we had one full service office that we own in Renton, Washington. This site is the corporate office for First Financial Northwest and First Savings Bank and is located at 201 Wells Avenue South, Renton, Washington. The lending division operations of First Savings Bank are located at 207 Wells Avenue South. This location is also the site for the operations of First Financial Northwest's subsidiary, First Financial Diversified.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2013, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market, under the symbol “FFNW.” As of December 31, 2013, there were 16.4 million shares of common stock issued and outstanding and we had 756 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.

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

There were $1.9 million in dividends declared and paid during the year ended December 31, 2013 and there were no dividends declared or paid during the year ended December 31, 2012. Our common stock is trades on the Nasdaq Stock Market LLC. ("Nasdaq") under the symbol "FFNW." The price range per share of our common stock presented below represents the highest and lowest sales prices for our common stock on the Nasdaq during each quarter of the two most recent fiscal years.

	High	Low	Cash Dividend Declared and Paid
2013
First Quarter	$8.29	$7.57	$—
Second Quarter	10.49	7.44	0.04
Third Quarter	11.25	10.00	0.04
Fourth Quarter	11.07	10.05	0.04

2012
First Quarter	$7.95	$5.74	$—
Second Quarter	8.15	7.26	—
Third Quarter	8.35	7.55	—
Fourth Quarter	8.23	6.73	—

Stock Repurchases

The Company's Board of Directors authorized two stock repurchase plans in May and August 2013. The May 2013 stock repurchase program which authorized 1,880,517 shares and was completed in August 2013. On August 21, 2013, the Company announced a new stock repurchase plan to repurchase up to 848,271 shares. As of December 31, 2013, 2,728,018 authorized shares were repurchased at an average price of $10.30 per share. The following table represents the share repurchased during the fourth quarter ending December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Plan

October 1 - October 31, 2013	225,000	10.84	225,000
November 1 - November 30, 2013	346,651	10.91	571,651
December 1 - December 31, 2013	—	—	—
	571,651	$10.88	571,651

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total shareholder return on First Financial Northwest’s Common Stock with the cumulative total return on the Russell 2000 Index, the Nasdaq Bank Index, and the SNL Thrift Index, a peer group index. The graph assumes that total return includes the reinvestment of all dividends and that the value of the investment in First Financial Northwest’s common stock and each index was $100 on December 31, 2008, and is the base amount used in the graph. The closing price of First Financial Northwest’s common stock on December 31, 2013 was $10.37.

	Period Ended
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
First Financial Northwest, Inc.	100.00	73.36	45.42	67.00	85.74	119.14
NASDAQ Bank Index	100.00	83.70	95.55	85.52	101.50	143.84
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Thrift Index	100.00	93.26	97.45	81.97	99.70	127.95

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

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
FINANCIAL CONDITION DATA:	(In thousands, except share data)

Total assets	$920,979	$942,655	$1,059,390	$1,193,658	$1,315,334
Investments available-for-sale	144,364	152,262	129,002	164,603	97,383
Loans receivable, net (1)	663,153	650,468	703,288	856,456	1,039,300
Deposits	612,065	665,797	788,665	920,226	939,423
Advances from the FHLB	119,000	83,066	83,066	93,066	139,900
Stockholders’ equity	184,355	187,117	181,320	174,478	228,517
Book value per common share	11.25	9.95	9.64	9.28	12.14

OPERATING DATA:

Interest income	38,539	41,466	51,052	60,544	65,033
Interest expense	7,526	12,246	18,485	27,559	33,913
Net interest income	31,013	29,220	32,567	32,985	31,120
Provision (benefit) for loan losses	(100)	3,050	4,700	53,100	51,300
Net interest income (loss) after provision for loan losses	31,113	26,170	27,867	(20,115)	(20,180)
Noninterest income	751	836	2,533	1,041	2,032
Noninterest expense	20,942	25,292	26,158	31,063	35,067
Income (loss) before provision (benefit) for federal
income taxes	10,922	1,714	4,242	(50,137)	(53,215)
Provision (benefit) for federal income taxes	(13,543)	(999)	—	3,999	(12,507)
Net income (loss)	$24,465	$2,713	$4,242	$(54,136)	$(40,708)
Basic earnings (loss) per share	$1.47	$0.15	$0.24	$(3.11)	$(2.18)
Diluted earnings (loss) per share	$1.46	$0.15	$0.24	$(3.11)	$(2.18)
___________________

(1)	Net of ALLL, LIP and deferred loan fees and costs.

	December 31,
OTHER DATA:	2013	2012	2011	2010	2009
Number of:
Loans outstanding	1,927	2,153	2,326	2,764	3,284
Deposit accounts	11,535	12,305	13,729	15,087	15,546
Full-service offices	1	1	1	1	1

	At or For the Year Ended December 31,
KEY FINANCIAL RATIOS:	2013	2012	2011	2010	2009
Performance Ratios:
Return (loss) on average assets	2.73%	0.27%	0.37%	(4.18)%	(3.14)%
Return (loss) on average equity	13.12	1.47	2.36	(26.59)	(15.18)
Dividend payout ratio	8.11	—	—	(2.73)	(15.60)
Equity-to-assets ratio	20.02	19.85	17.12	14.62	17.37
Interest rate spread	3.49	2.85	2.78	2.40	1.86
Net interest margin	3.68	3.08	3.01	2.70	2.49
Average interest-earning assets to average interest-
bearing liabilities	121.77	118.12	113.33	113.35	123.31
Efficiency ratio	65.93	84.15	74.52	91.29	105.78
Noninterest expense as a percent of average total assets	2.34	2.52	2.28	2.40	2.71
Book value per common share	$11.25	$9.95	$9.64	$9.28	$12.14
Capital Ratios: (1)
Tier I leverage	18.60	15.79	13.54	11.73	12.46
Tier I risk-based	27.18	26.11	23.49	18.38	19.20
Total risk-based	28.44	27.37	24.76	19.65	20.49
Asset Quality Ratios: (2)
Nonperforming loans as a percent of total loans	0.59	3.42	3.28	7.14	11.23
Nonperforming assets as a percent of total assets	1.68	4.25	4.69	7.79	10.08
ALLL as a percent of total loans, net of LIP	1.91	1.89	2.29	2.56	3.07
ALLL as a percent of nonperforming loans, net of LIP	325.26%	55.11%	69.89%	35.80%	27.37%
Net charge-offs (recoveries) to average loans receivable, net	(0.08)	1.07	1.39	6.55	3.38
_______________
(1) Capital ratios are for First Savings Bank only.
(2) Loans are reported net of LIP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto that appear in Item 8 of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10-K. Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of First Financial Northwest and its subsidiaries.

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

Over the last five years, the national residential lending market has experienced severe challenges as home values declined and loan delinquencies and foreclosure rates reached unprecedented levels. During 2013 real estate values in our market areas modestly improved and the unemployment rates likewise modestly improved, although due to the slow recovery from the recent recession, remain at elevated levels. Total loan originations increased as a result of increased loan demand in our market area and our renewed focus on generating loan volume during the year ended December 31, 2013 to $157.0 million as compared to $118.8 million, for the year ended December 31, 2012. During the year ended December 31, 2013, our net loan portfolio increased $12.7 million, or 2.0% from December 31, 2012, primarily due to increases in our commercial real estate and construction/land development loans offsetting the decline in our on-to four-family residential loans. During the past several years we have limited our origination of construction loans because of the higher risks associated with those loans, the economic challenges in our market area and to focus on reducing our non-performing assets. We are now experiencing improved conditions in our primary market area as evidenced by stronger real estate prices, a general lack of new housing inventory in certain areas and stronger employment in the Puget Sound region. As a result, we have selectively increased our origination of construction lending and anticipate that it will become a larger portion of our total portfolio in future periods. We are taking a disciplined approach in our construction/land development lending by concentrating our efforts on smaller projects with lower total unit development per site. We also have generally limited our origination of land development projects to those projects where the borrower has their required portion of the construction funds available to build the proposed homes. Our current speculative construction lending requirements are also higher than prior periods, with loan to cost guidelines of no more than 80% and loan to completed value of no more than 75%, unless sufficient factors exist to mitigate operating outside of these guidelines.

Our primary source of revenue is net interest income. Net interest income is the difference between interest income, and is the income that we earn on our loans and investments, and interest expense that is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. First Savings Bank is liability-sensitive, meaning our liabilities reprice at a faster rate than our interest-earning assets, the lower interest rate environment that we are currently experiencing has contributed to an improvement in our net interest rate spread.

An offset to net interest income is the provision for loan losses that represents the periodic charge to operations and is required to adequately provide for probable losses inherent in our loan portfolio. During 2013, we had a recovery in our provision for loan losses of $100,000, as compared to a provision for loan losses of $3.1 million for the year ended December 31, 2012. The decrease in the provision during 2012 was attributable to the decline in the level of nonperforming and classified loans, improved delinquency rates and the decline in the level of charge-offs. We will continue to monitor our loan portfolio and make adjustments to our ALLL as we deem necessary.

Our noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, OREO-related expenses, professional fees, regulatory assessments and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for retirement and other employee benefits. Occupancy and equipment expenses, the fixed and variable costs of buildings and equipment, consist primarily of real estate taxes, depreciation expenses, maintenance and costs of utilities. OREO-related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes and insurance related to the properties included in the OREO inventory.

Our noninterest expenses decreased $4.4 million during the year ended December 31, 2013 as compared to 2012. The decrease was primarily attributable to a $3.3 million decrease OREO related expenses, market value adjustments and gain on sale and $948,000 decrease in our proxy contest and related expense during the year ended December 31, 2013.

Net income for the year ended December 31, 2013 was $24.5 million or $1.46 per diluted share, as compared to net income of $2.7 million or $0.15 per diluted share for the year ended December 31, 2012. The increase in net income for the year ended December 31, 2013 was primarily the result of a $1.8 million increase in net interest income, the decreases in the provision for loan losses, and noninterest expense, discussed above, and a federal tax benefit of $13.5 million due to the partial reversal of the deferred tax asset valuation allowance.

Business Strategy

Our long-term business strategy is to operate and grow First Savings Bank as a well-capitalized and profitable community bank, offering one-to-four family residential, commercial and multifamily real estate, construction/land development, consumer and business loans along with a diversified array of deposit and other products and services to individuals and businesses in our market areas. We intend to accomplish this strategy by leveraging our established name and franchise, capital strength and loan production capability by:

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

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. Management performs an impairment analysis on a loan when it determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled. The analysis usually occurs when a loan has been classified as substandard or placed on nonaccrual status. If the market value less costs to sell ("market value") of the impaired loan is less than the recorded investment in the loan, impairment is recognized by establishing a specific reserve in the ALLL for the loan or by adjusting an existing reserve amount. The amount of the specific reserve or adjustment is computed using current appraisals, listed sales prices and other available information less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. In addition, specific reserves may be created upon a loan's restructuring, based on a discounted cash flow analysis comparing the present value of the anticipated repayments under the restructured terms to the outstanding principal balance of the loan.

Our Board Internal Asset Review Committee approves the provision for loan losses on a quarterly basis and the full Board of Directors ratifies the Committee's actions. The allowance is increased by the provision for loan losses and is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

We believe that the ALLL is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio. The impact of an unexpected large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, and would negatively affect earnings. For additional information see Item 1A. "Risk Factors – If our allowance for loan losses is not adequate, we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future that could adversely affect our results of operations,” in this Form 10-K.

Valuation of OREO. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of OREO is subject to significant external and internal judgment. If the carrying value of the loan at the date a property is transferred into OREO exceeds the fair value less estimated costs to sell, the excess is charged to the ALLL. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered valuation adjustments and are charged to noninterest expense in the Consolidated Income Statements. Expenses from the maintenance and operations and any gains or losses from the sales of OREO are included in noninterest expense.

Deferred Taxes.  Deferred tax assets arise from a variety of sources, the most significant being expenses recognized in our financial statements but disallowed in the tax return until the associated cash flow occurs write-downs in the value of assets for financial statement purposes that are not deductible for tax purposes until the asset is sold or deemed worthless.

We record a valuation allowance to reduce our deferred tax assets to the amount that can be recognized in line with the relevant accounting standards. The level of deferred tax asset recognition is influenced by management’s assessment of our historic and future profitability profile. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances. In a situation where income is less than projected or recent losses have been incurred, the relevant accounting standards require convincing evidence that there will be sufficient future tax capacity. For additional information regarding our deferred taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8.

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
Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Assets. The following table details the changes in the composition of our assets at December 31, 2013 from December 31, 2012.

	Balance at December 31, 2013	Increase/(Decrease) from December 31, 2012	Percentage Increase/(Decrease)
	(Dollars in thousands)
Cash on hand and in banks	$6,074	$1,785	41.6%
Interest-bearing deposits	49,501	(33,951)	(40.7)
Investments available-for-sale, at fair value	144,364	(7,898)	(5.2)
Loans receivable, net	663,153	12,685	2.0
Premises and equipment, net	17,291	(782)	(4.3)
FHLB stock, at cost	7,017	(264)	(3.6)
Accrued interest receivable	3,698	214	6.1
Deferred tax assets, net	14,835	13,835	1,383.5
OREO	11,465	(5,882)	(33.9)
Prepaid expenses and other assets	3,581	(1,418)	(28.4)
Total assets	$920,979	$(21,676)	(2.3)%

Interest-bearing deposits, investments available-for-sale and OREO decreased $33.9 million, $7.9 million and $5.9 million, respectively. Funds received were utilized to reduce our customer interest-bearing deposits by $58.2 million as part of our strategy to reduce our total assets, mainly cash and to reduce higher-cost certificates of deposit.

Net loans receivable increased $12.7 million to $663.2 million at December 31, 2013 compared to $650.5 million at December 31, 2012. Loan originations for the year ended December 31, 2013 totaled $157.0 million, an increase of $38.2 million from the year ended December 31, 2012. The increase in our net loan portfolio was primarily the result of loan originations exceeding paydowns due to normal borrower activity, charge-offs and transfers to OREO. Loan originations increased primarily as a result of increased loan demand during 2013 and a renewed emphasis on loan originations by our staff, now that the performance of our loan portfolio has improved. Loan originations included $61.3 in commercial real estate, $50.9 million in one-to-four family residential, $24.5 million in multifamily and $3.9 million in consumer loans. We also originated $15.4 million in construction/land development and $1.1 million in business loans. Loan repayments during 2013 were $132.6 million and loans transferred to OREO totaled $6.5 million.

Our investments available-for-sale decreased $7.9 million, or 5.2% to $144.4 million at December 31, 2013 from $152.3 million at December 31, 2012. During the year ended December 31, 2013, we sold $45.2 million of investments. Gross proceeds from the sales were $45.1 million with net losses of $38,000. During the year ended December 31, 2013, we purchased $69.0 million of investments that included $51.4 million of fixed-rate securities and variable-rate securities and $17.6 million in variable-rate securities. The anticipated yields on the securities purchased during the year range from 0.90% to 3.03% as compared to the low current yields on the securities sold that ranged from 0.18% to 0.48%. These trades were based on management's assessment of the opportunities presented by the yield curve in effect at the time of the transactions, and the belief that the anticipated returns from holding longer term securities justified the additional interest rate risk. The investment portfolio activity during the year ended December 31, 2013, resulted in an increase of the effective duration of the portfolio to 1.64 at December 31, 2013 as compared to 0.91 at December 31, 2012.

Our nonperforming loans decreased to $4.0 million at December 31, 2013 from $22.8 million at December 31, 2012. Nonperforming loans as a percent of our total loan portfolio, net of LIP, was 0.59% and 3.42% at December 31, 2013 and 2012, respectively. Adversely rated loans decreased to $36.6 million at December 31, 2013, from $51.6 million at December 31, 2012. The following table presents a breakdown of our nonperforming assets:

	December 31,		Amount of Increase/ (Decrease)	Percent of Increase/ (Decrease)
	2013	2012
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$2,297	$6,248	$(3,951)	(63.2)%
Multifamily	233	4,711	(4,478)	(95.1)
Commercial real estate	1,198	6,274	(5,076)	(80.9)
Construction/land development	223	4,767	(4,544)	(95.3)
Consumer	44	759	(715)	100.0
Total nonperforming loans	3,995	22,759	(18,764)	(82.4)
OREO	11,465	17,347	(5,882)	(33.9)
Total nonperforming assets	$15,460	$40,106	$(24,646)	(61.5)%

We continued to focus on reducing our nonperforming assets through foreclosures, short-sales and accepting deeds in lieu of foreclosure. Foregone interest during the year ended December 31, 2013 relating to all nonperforming loans totaled $650,000. There was no LIP related to nonperforming loans at December 31, 2013 or 2012. OREO decreased $5.9 million or 33.9% to $11.5 million at December 31, 2013, from $17.3 million at December 31, 2012 as we continue to sell our inventory of foreclosed real estate. We foreclosed or accepted deeds in lieu of foreclosure on $6.5 million of real estate during 2013 and $12.1 million during 2012. We anticipate continued foreclosure activity in 2014, however, at lower levels than in 2013 and 2012. The number of properties that have been transferred into OREO has decreased considerably compared to previous years and the number of properties that we have sold has also declined. During 2013, we transferred 15 properties into OREO, compared to 35 properties during 2012 and 95 properties during 2011. Sales of OREO in 2013 totaled 43 properties, as compared to 89 properties in 2012 and 121 properties in 2011. The decline in both the transfer of properties into OREO and the sale of OREO properties was a result of our efforts to identify the problem loans within our portfolio and take prompt appropriate actions to turn these nonperforming assets into performing assets.

Deposits. During the year ended December 31, 2013, deposits decreased $53.7 million to $612.1 million as compared to $665.8 million at December 31, 2012. The decrease in deposits was primarily the result of our strategy to utilize our excess liquidity, mainly cash, to reduce higher-cost deposits by competing less aggressively on deposit interest rates. We also believe customers who were more interest rate sensitive elected to withdraw their funds to invest in higher yielding investment products, and contributed to the decline in our deposit balance. We experienced decreases in our certificates of deposit and money market accounts of $53.3 million and $16.5 million, respectively. These decreases were partially offset by increases in our NOW, statement savings and noninterest-bearing accounts of $9.5 million, $2.1 million and $4.5 million, respectively. Public funds increased to $10.8 million (of which $10.6 million were certificates of deposit) at December 31, 2013 from $1.8 million (of which $1.7 million were certificates of deposit) at December 31, 2012. During the year ended December 31, 2013, we experienced decreases in our certificates of deposit and money market accounts of $53.3 million and $16.5 million, respectively. These decreases were partially offset by increases in our NOW, statement savings and noninterest-bearing accounts of $9.5 million, $2.1 million and $4.5 million, respectively. We did not have any brokered deposits at December 31, 2013 and 2012.

Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk and to leverage our balance sheet. Total advances at December 31, 2013 were $119.0 million as compared to $83.1 million at December 31, 2012. During the year ended December 31, 2013, we restructured our FHLB advances by prepaying $33.1 million with a weighted-average interest rate of 2.93% and borrowing a three year $34.0 million fixed-rate FHLB advance at a rate of 0.81%. In addition, during the year ended December 31, 2013, we repaid a $50.0 million maturing FHLB advance with an interest rate of 2.17% and borrowed $40.0 million in FHLB fixed-rate advances at an average rate of 79 basis points.

Stockholders’ Equity. Total stockholders’ equity decreased $2.8 million, or 1.5% to $184.4 million at December 31, 2013 from $187.1 million at December 31, 2012. While there was a decrease in stockholder's equity due to $28.1 million related to share repurchase and retirement of common stock and a decline of $2.8 million in accumulated other comprehensive income, net of tax representing unrecognized losses on investment securities this was partially offset by net income of $24.5 million and $4.4 million attributable to share-based compensation and issuance of stock related to the exercise of stock options.

Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012

Net Interest Income. Net interest income in 2013 was $31.0 million, a $1.8 million or 6.1% increase from $29.2 million in 2012. The increase was attributable to a $4.7 million decrease in interest expense partially offset by a $2.9 million decrease in interest income. Average interest-earning assets decreased $107.5 million to $841.7 million for the year ended December 31, 2013 from the year ended December 31, 2012 primarily due to decreases in the average balance of our interest-bearing deposits and loan portfolio of $104.1 million and $10.0 million, respectively. Average interest-bearing liabilities decreased $112.4 million to $691.2 million for 2013 compared to $803.6 million in 2012, primarily due to declines in the average balance of our certificates of deposit, money market accounts and FHLB advances that decreased $85.8 million, $15.6 million and $15.3 million, respectively. During the same period, our yield on interest-earning assets increased 21 basis points while our cost of funds decreased 43 basis points. Our interest rate spread for the year ended December 31, 2013 increased 64 basis points to 3.49% compared to 2.85% for 2012. Our net interest margin for 2013 increased 60 basis points to 3.68% from 3.08% for the same period in 2012

Interest Income. Total interest income decreased $2.9 million to $38.5 million for the year ended December 31, 2013 from $41.5 million for the year ended December 31, 2012. The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012		Increase/(Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$653,238	5.54%	$663,227	5.87%	$(2,749)
Investments available-for-sale	150,507	1.49	143,722	1.49	107
Interest-bearing deposits	30,749	0.26	134,855	0.27	(288)
FHLB stock	7,170	0.04	7,391	—	3
Total interest-earning assets	$841,664	4.58%	$949,195	4.37%	$(2,927)

Our total interest income for 2013 decreased $2.9 million, or 7.1% to $38.5 million from $41.5 million as compared to the same period of 2012 primarily as a result of the decline in the yield and average balance of our loan portfolio.

Interest income from net loans receivable decreased $2.7 million to $36.2 million for the year ended December 31, 2013 from $39.0 million for the year ended December 31, 2012. The primary reason for the decline was due to a 33 basis point decrease in the average loan yield to 5.54% for the year ended December 31, 2013 from 5.87% in 2012, resulting in a $2.2 million decrease in interest income. In addition, a $10.0 million decrease in the average loan balance to $653.2 million accounted for $588,000 of the reduction in loan interest income from December 31, 2013 and December 31, 2012. Our new loan originations are at much lower rates than the existing loans that are being paid off or transferred to OREO, resulting in an overall lower yield in the portfolio.

Interest income on interest-bearing deposits decreased $288,000 during the year ended December 31, 2013 primarily due to a decrease of $104.1 million in the average balance of interest-bearing deposits compared to 2012.

Interest Expense. The following table details average balances, cost of funds and the resulting decrease in interest expense for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012		Increase/ (Decrease) in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW accounts	$17,890	0.17%	$14,473	0.15%	$9
Statement savings accounts	18,878	0.16	17,976	0.20	(5)
Money market accounts	148,904	0.20	164,533	0.28	(175)
Certificates of deposit	437,720	1.47	523,527	1.85	(3,226)
Advances from the FHLB	67,796	1.08	83,067	2.47	(1,323)
Total interest-bearing liabilities	$691,188	1.09%	$803,576	1.52%	$(4,720)

Total interest expense for the year ended December 31, 2013 decreased $4.7 million or 38.5% to $7.5 million from $12.2 million in 2012. The decline in our cost of funds resulted in a $2.7 million decrease in interest expense for the year ended December 31, 2013 as compared to 2012 while the decrease in the average balance of interest-bearing liabilities resulted in a $2.0 million decrease in interest expense. Our overall average cost of funds decreased to 1.09% for 2013 from 1.52% in 2012. The decline in the average cost of our certificates of deposit that accounted for $3.2 million of the $4.7 million decline in total interest expense was primarily due to a decrease in the average rate paid on the certificates of deposit from 1.85% in 2012 to 1.47% in 2013, due primarily to maturing certificates repricing to lower rates. The average balance of certificates of deposit decreased $85.8 million to $437.7 million at December 31, 2013 from $523.5 million at December 31, 2012, accounting for $1.6 million of the decrease in interest expense as a number of certificates of deposit were not renewed at maturity. Interest expense related to our FHLB advances decreased $1.3 million , primarily due to a 139 basis point decline in the average rate paid for these advances to 1.08% for 2013, from 2.47% for 2012 resulting from the refinance and prepayment of certain advances during the year, as discussed above. As a result of this restructuring, the cost of FHLB advances declined by $945,000. In addition, the average balance of FHLB advances decreased to $67.8 million during the year ended December 31, 2013, as compared to $83.1 million during the year ended December 31, 2012, resulting in a $378,000 reduction in interest expense. Our interest rate spread for 2013 was 3.49% as compared to 2.85% in 2012. Our net interest margin increased to 3.68% in 2013 as compared to 3.08% in 2012.

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

The Bank recorded recoveries of $100,000 against the provision for loan losses for the year ended December 31, 2013. The decrease in the provision during 2013 was attributable to improved credit metrics as reflected by the decrease in the level of nonperforming and classified loans, and net loan recoveries and also reflects the increase in size and change in composition of our total loan portfolio. The comparable provision for loan losses for the year ended December 31, 2012 totaled $3.1 million.

Delinquent loans, loans over 30 days past due, were $4.3 million at December 31, 2013, decreasing $16.6 million from December 31, 2012.

As of December 31, 2013, nonperforming loans, net of LIP, totaled $4.0 million as compared to $22.8 million at December 31, 2012. Nonperforming loans as a percent of total loans was 0.59% at December 31, 2013, compared to 3.4% at December 31, 2012. Of our nonperforming loans, $2.3 million related to the one-to-four family residential loan portfolio, $1.2 million related to the commercial real estate loan portfolio, $233,000 related to the multifamily loan portfolio, $223,000 related to the construction/land development loan portfolio and $44,000 related to consumer loans. The weighted-average historical loss factor, which is an element within the loss provision calculation also decreased over the prior three year period as charge-offs decreased.

We believe that we use the best information available to establish the ALLL, and that the ALLL as of December 31, 2013, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process that which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The ALLL was $13.0 million or 1.91% of total loans outstanding, net of LIP at December 31, 2013 as compared to $12.5 million or 1.89% of total loans outstanding, net of LIP at December 31, 2012. The slight increase in the ALLL was largely attributable to the increase in loans receivable at December 31, 2013. The ALLL represented 325.3% of nonperforming loans and 1.9% of total loans at December 31, 2013 compared to 55.1% and 1.9%, respectively, at December 31, 2012. The following table details activity and information related to the ALLL for the years ended December 31, 2013 and 2012. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Years Ended December 31,
	2013	2012
	(Dollars in thousands)
ALLL balance at beginning of period	$12,542	$16,559
Provision (benefit) for loan losses	(100)	3,050
Charge-offs	1,596	(9,591)
Recoveries	2,148	2,524
ALLL balance at end of period	12,994	12,542
ALLL as a percent of total loans	1.91%	1.89%
ALLL as a percent of nonperforming loans	325.26	55.11
Total nonperforming loans	$3,995	$22,759
Nonperforming loans as a percent of total loans	0.59%	3.42%
Total loans receivable	$678,727	$665,067
Total loans originated	157,012	118,783

Noninterest Income. Noninterest income decreased $85,000 to $751,000 for the year ended December 31, 2013 from $836,000 for 2012. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2013	Increase/(Decrease) from December 31, 2012	Percentage Increase/(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$83	$(1)	(1.2)%
Loan service fees	165	(124)	(42.9)
Loss on sale of investments	(38)	(339)	(112.6)
Servicing rights, net	(56)	(10)	21.7
Other	597	389	187.0
Total noninterest income	$751	$(85)	(10.2)%

The decrease in noninterest income for the year ended December 31, 2013 from the prior year was primarily related to the decrease in gains on sales of investments and a decrease in loan service fees partially offset by other income due to the sale of investment property. During 2013, the sales of securities included low yielding, adjustable-rate agency securities resulting in a $38,000 net loss as compared to the higher-yielding securities sold during 2012 that resulted in a $301,000 net gain on sale.

Noninterest Expense. Noninterest expense decreased $4.4 million to $20.9 million for the year ended December 31, 2013 from $25.3 million for 2012. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2013	Increase/(Decrease) from December 31, 2012	Percentage Increase/(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$13,885	$59	(0.4)%
Occupancy and equipment	1,370	(182)	(11.7)
Professional fees	1,619	(231)	(12.5)
Data processing	677	(24)	(3.4)
Gain on sales of OREO property, net	(1,112)	(505)	83.2
OREO market value adjustments	403	(1,643)	(80.3)
OREO-related expenses, net	601	(1,163)	(65.9)
Regulatory assessments	693	(311)	(31.0)
Insurance and bond premiums	459	58	14.5
Proxy contest and related litigation	106	(948)	(89.9)
Marketing	104	(123)	(54.2)
Prepayment penalty on FHLB Advances	679	679	n/a
Other general and administrative	1,458	(16)	(1.1)
Total noninterest expense	$20,942	$(4,350)	(17.2)%

The decrease in noninterest expense during 2013 was primarily due to a decrease of $1.6 million in OREO market value adjustments, a decrease of $1.2 million in OREO related expenses, net and a decrease of $948,000 in proxy and related litigation expense partially offset by a $679,000 increase in prepayment penalty on FHLB advances that had no comparable expense incurred in 2012.

Federal Income Tax Expense. There was a federal income tax benefit of $13.5 million for the year ended December 31, 2013. These benefits were primarily due to $13.9 million in deferred tax asset valuation allowance reversal. We performed a complete evaluation of our deferred tax assets at June 30, 2013. In making the determination whether a deferred tax asset is more likely than not to be realized, we evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. The deferred tax asset valuation allowance relates primarily to the net capital loss on the sale of an investment. The net deferred tax asset at December 31, 2013 represents the amount that we determined was more likely than not to be realized.

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

Assets. The following table details the changes in the composition of our assets from December 31, 2011 to December 31, 2012.

	Balance at December 31, 2012	Increase/(Decrease) from December 31, 2011	Percentage Increase/(Decrease)
	(Dollars in thousands)
Cash on hand and in banks	$4,289	$(331)	(7.2)%
Interest-bearing deposits	83,452	(76,689)	(47.9)
Investments available for sale, at fair value	152,262	23,260	18.0
Loans receivable, net	650,468	(52,820)	(7.5)
Premises and equipment, net	18,073	(849)	(4.5)
FHLB stock, at cost	7,281	(132)	(1.8)
Accrued interest receivable	3,484	(372)	(9.6)
Federal income tax receivable	60	(1,000)	(94.3)
Deferred tax assets, net	1,000	1,000	100.0
OREO	17,347	(8,697)	(33.4)
Prepaid expenses and other assets	4,939	(105)	(2.1)
Total assets	$942,655	$(116,735)	(11.0)%

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

Our investments available-for-sale increased $23.3 million or 18.0% to $152.3 million at December 31, 2012 from $129.0 million at December 31, 2011. During the year ended December 31, 2012, we sold $23.5 million of investments. Gross proceeds from the sales were $23.8 million with net gains of $301,000. During the year ended December 31, 2012, we purchased $69.5 million of investments which included $61.4 million of variable-rate securities and $8.1 million in fixed-rate securities. The purchases and sales of investments throughout 2012 were executed to improve our interest rate risk position, deploy excess liquidity into investments as there was weak demand for loans to creditworthy borrowers in our market area and to take advantage of gains in our securities portfolio.

Our nonperforming loans decreased to $22.8 million at December 31, 2012 from $23.7 million at December 31, 2011. Nonperforming loans as a percent of our total loan portfolio, net of LIP, was 3.42% and 3.28% at December 31, 2012 and 2011, respectively. Classified loans decreased to $51.6 million at December 31, 2012 from $72.1 million at December 31, 2011. The following table presents a breakdown of our nonperforming assets:

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

We continued to focus on reducing our nonperforming assets through foreclosures, short-sales and accepting deeds in lieu of foreclosure. Foregone interest during the year ended December 31, 2012 relating to all nonperforming loans totaled $1.4 million. There were no LIP related to nonperforming loans at December 31, 2012 compared to $36,000 at December 31, 2011. We anticipate continued foreclosure activity in 2013, however, at lower levels than in 2012 and 2011. The number of properties that have been transferred into OREO has decreased considerable compared to 2011 and the number of properties that we have sold has also declined. During 2012, we transferred 35 properties into OREO, compared to 95 properties during 2011 and 185 properties during 2010. Sales of OREO in 2012 totaled 89 properties, as compared to 121 properties in 2011 and 88 properties in 2010. The decline in both the transfer of properties into OREO and the sale of OREO properties was a result of our efforts to identify the problem loans within our portfolio and take prompt appropriate actions to turn these nonperforming assets into performing assets.

Deposits. During the year ended December 31, 2012, deposits decreased $122.9 million to $665.8 million, as compared to $788.7 million at December 31, 2011. The decrease in deposits was primarily the result of our strategy to utilize our excess liquidity, mainly cash, to reduce higher-cost deposits by competing less aggressively on deposit interest rates. In addition, we did not renew certificates of deposit from municipalities and other government-related entities due to the higher cost of maintaining these accounts as a result of a change in state law. Public funds declined $1.8 million (of which $1.7 million were certificates of deposit) at December 31, 2012 from $22.0 million (of which $21.8 million were certificates of deposit) at December 31, 2011. We experienced decreases in our certificates of deposit and money market accounts of $106.3 million and $18.9 million, respectively. These decreases were slightly offset by increases in our NOW, statement savings and noninterest-bearing accounts of $1.8 million, $489,000 and $141,000, respectively. We did not have any brokered deposits at December 31, 2012 and 2011.

Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk and to leverage our balance sheet. Total advances at December 31, 2012 were $83.1 million, unchanged, as compared to December 31, 2011. In addition, in January 2013, a $50.0 million 2.17% FHLB advance matured and was repaid and not replaced.

Stockholders’ Equity. Total stockholders’ equity increased $5.8 million, or 3.2%, to $187.1 million at December 31, 2012 from $181.3 million at December 31, 2011. The increase was primarily the result of net income of $2.7 million, generated during the year ended December 31, 2012 and $1.7 million increase in additional paid in capital related to stock-based compensation.

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

General. Net income for the year ended December 31, 2012 was $2.7 million, compared to $4.2 million in 2011.

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

Interest Income. Total interest income decreased $9.6 million to $41.5 million for the year ended December 31, 2012 from $51.1 million for the year ended December 31, 2011. The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011		Increase/(Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$663,227	5.87%	$767,575	6.07%	$(7,652)
Investments available-for-sale	143,722	1.49	146,227	2.76	(1,897)
Interest-bearing deposits	134,855	0.27	161,208	0.25	(37)
FHLB stock	7,391	—	7,413	—	—
Total interest-earning assets	$949,195	4.37%	$1,082,423	4.72%	$(9,586)

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

Interest Expense. Total interest expense for the year ended December 31, 2012 was $12.2 million, a decrease of $6.2 million from the prior year. The following table details average balances, cost of funds and the resulting decrease in interest expense for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011		Increase/(Decrease) in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW accounts	$14,473	0.15%	$13,034	0.17%	$(1)
Statement savings accounts	17,976	0.20	16,692	0.33	(19)
Money market accounts	164,533	0.28	181,572	0.52	(472)
Certificates of deposit	523,527	1.85	653,122	2.33	(5,532)
Advances from the FHLB	83,067	2.47	90,656	2.50	(215)
Total interest-bearing liabilities	$803,576	1.52%	$955,076	1.94%	$(6,239)

Total interest expense for the year ended December 31, 2012 decreased $6.2 million, or 33.8% to $12.2 million from $18.5 million in 2011. The decline in interest expense for the year ended December 31, 2012 as compared to 2011 was primarily a result of the decrease in the average balance of interest-bearing liabilities which equated to a decrease in interest expense of $3.3 million. The average balance of certificates of deposit decreased $129.6 million to $523.5 million at December 31, 2012 from $653.1 million at December 31, 2011, accounting for $3.0 million of the decrease in interest expense. Our overall average cost of funds decreased to 1.52% for 2012 from 1.94% in 2011. The decline in the average cost of our certificates of deposit, which accounting for $2.5 million of the $6.2 million decline in total interest expense was primarily due to a decrease in the average rate paid on the certificates of deposit from 2.33% in 2011 to 1.85% in 2012, due to new and renewing certificates of deposit priced at lower interest rates. Our interest rate spread for 2012 was 2.85% as compared to 2.78% in 2011. Our net interest margin increased to 3.08% in 2012 as compared to 3.01% in 2011.

Provision for Loan Losses. The ALLL was $12.5 million, or 1.89% of total loans outstanding, net of LIP at December 31, 2012 as compared to $16.6 million, or 2.29% of total loans outstanding, net of LIP at December 31, 2011.

A provision for loan losses of $3.1 million was recorded for the year ended December 31, 2012. The comparable provision for loan losses for the year ended December 31, 2011 totaled $4.7 million. As of December 31, 2012, nonperforming loans, net of LIP, totaled $22.8 million as compared to $23.7 million at December 31 2011. Of our nonperforming loans, $6.2 million related to the one-to-four family residential loan portfolio, $4.7 million related to the multifamily loan portfolio, $6.3 million related to the commercial real estate loan portfolio, $4.8 million related to the construction/land development loan portfolio, primarily located in Whatcom County and $759,000 related to the consumer loans. The decrease in the provision during 2012 was attributable to the decrease in the level of nonperforming and classified loans, the reductions of loan charge-offs and the decrease in the size of our total loan portfolio.

The following table details activity and information related to the ALLL for the years ended December 31, 2012 and 2011. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Provision for loan losses	$3,050	$4,700
Charge-offs	(9,591)	(11,025)
Recoveries	2,524	350
ALLL	12,542	16,559
ALLL as a percent of total loans	1.89%	2.29%
ALLL as a percent of nonperforming loans	55.11	69.89
Total nonperforming loans	$22,759	$23,692
Nonperforming loans as a percent of total loans	3.42%	3.28%
Total loans receivable	$665,067	$721,608
Total loans originated	118,783	31,626

Noninterest Income. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2012	Increase/(Decrease) from December 31, 2011	Percentage Increase/(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$84	$2	2.4%
Loan service fees	289	95	49.0
Gain on sale of investments	301	(1,925)	(86.5)
Servicing rights, net	(46)	38	(45.2)
Other	208	93	80.9
Total noninterest income	$836	$(1,697)	(67.0)%

The decrease in noninterest income for the year ended December 31, 2012 was primarily related to the decrease in gains on sales of investments of $1.9 million as the volume of investment sales decreased $53.4 million in 2012, compared to 2011.

Noninterest Expense. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2012	Increase/(Decrease) from December 31, 2011	Percentage Increase/(Decrease)
	(Dollars in thousands)
Compensation and benefits	$13,826	$567	4.3%
Occupancy and equipment	1,552	(3)	(0.2)
Professional fees	1,850	(116)	(5.9)
Data processing	701	(60)	(7.9)
Gain on sales of OREO property, net	(607)	954	(61.1)
OREO market value adjustments	2,046	122	6.3
OREO-related expenses, net	1,764	(1,209)	(40.7)
Regulatory assessments	1,004	(1,433)	(58.8)
Insurance and bond premiums	401	(589)	(59.5)
Proxy contest and related litigation	1,054	1,054	100.0
Marketing	227	22	10.7
Other general and administrative	1,474	(175)	(10.6)
Total noninterest expense	$25,292	$(866)	(3.3)

The decrease in noninterest expense was primarily attributable to decrease in our FDIC deposit insurance expense of $1.4 million and a decrease of $589,000 in our insurance and bond premiums as a result of the termination of the Order. These decreases were partially offset by proxy and related litigation expenses of $1.1 million incurred during 2012, net of a refund receivable from our Directors' and Officer's insurance. There were no comparable expenses incurred during 2011. As part of our emphasis on reducing costs, in January 2013, we decided to freeze our defined benefit pension plan, which is expected to reduce ongoing salaries and employee benefit expenses.

Federal Income Tax Expense. There was a federal income tax benefit of $999,000 for the year ended December 31, 2012. These benefits were primarily due to a $1.0 million deferred tax asset valuation allowance reversal. We performed a complete evaluation of our deferred tax assets at December 31, 2012. In making the determination whether a deferred tax asset is more likely than not to be realized, we evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. During 2012, based on our evaluation, we partially reversed our valuation allowance on deferred tax assets based upon our positive operating results for 2012 and 2011. At December 31, 2012, our deferred tax asset valuation allowance was $16.9 million, reducing our net deferred tax asset of $1.0 million. The deferred tax asset valuation allowance relates primarily to charitable contributions carryforward and the net capital loss on the sale of an investment. The net deferred tax asset at December 31, 2012 represents the amount that we determined was more likely than not to be realized.

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

	Year Ended December 31,
	2013			2012			2011
	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
Loans receivable, net	$653,238	$36,207	5.54%	$663,227	$38,956	5.87%	$767,575	$46,608	6.07%
Investments available-for-sale	150,507	2,250	1.49	143,722	2,143	1.49	146,227	4,040	2.76
Interest-bearing deposits	30,749	79	0.26	134,855	367	0.27	161,208	404	0.25
FHLB stock	7,170	3	0.04	7,391	—	—	7,413	—	—
Total interest-earning assets	841,664	38,539	4.58	949,195	41,466	4.37%	1,082,423	51,052	4.72%
Noninterest earning assets	53,454			53,771			66,450
Total average assets	$895,118			$1,002,966			$1,148.873
Interest-bearing liabilities
NOW accounts	$17,890	$30	0.17%	$14,473	$21	0.15%	$13,034	$22	0.17%
Statement savings accounts	18,878	31	0.16	17,976	36	0.20	16,692	55	0.33
Money market accounts	148,904	291	0.20	164,533	466	0.28	181,572	938	0.52
Certificates of deposit	437,720	6,442	1.47	523,527	9,668	1.85	653,122	15,200	2.33
Total deposits	623,392	6,794	1.09	720,509	10,191	1.41	864,420	16,215	1.88
Advances from the FHLB	67,796	732	1.08	83,067	2,055	2.47	90,656	2,270	2.50
Total interest-bearing liabilities	691,188	7,526	1.09	803,576	12,246	1.52%	955,076	18,485	1.94%
Noninterest bearing liabilities	17,393			14,453			14,208
Average equity	186,537			184,937			179,589
Total average liabilities and equity	$895,118			$1,002,966			$1,148,873
Net interest income		$31,013			$29,220			$32,567

Interest rate spread			3.49%			2.85%			2.78%
Net interest margin			3.68%			3.08%			3.01%
Ratio of average interest-
earning assets to average
interest-bearing liabilities	121.77%			118.12%			113.33%
________________
(1) The average loans receivable, net balances include nonaccruing loans.

Yields Earned and Rates Paid

The following table sets forth for the periods and at the dates indicated, the weighted-average yields earned on our assets, the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets.

	December 31, 2013	Year Ended December 31,
		2013	2012	2011
Weighted-average yield on:
Loans receivable, net	5.28%	5.54%	5.87%	6.07%
Investment securities available-for-sale	1.82	1.49	1.49	2.76
FHLB stock	—	0.04	—	—
Federal funds sold and interest-bearing deposits	0.25	0.26	0.27	0.25
Total interest-earning assets	4.37	4.58	4.37	4.72
Weighted-average rate paid on:
NOW accounts	0.14	0.17	0.15	0.17
Statement savings accounts	0.15	0.16	0.20	0.33
Money market accounts	0.18	0.20	0.28	0.52
Certificates of deposit	1.29	1.47	1.85	2.33
Total average deposits	0.94	1.09	1.41	1.88
Advances from the FHLB	0.86	1.08	2.47	2.50
Total interest-bearing liabilities	0.92	1.09	1.52	1.94
Interest rate spread	3.45	3.49	2.85	2.78
Net interest margin	N/A	3.68%	3.08%	3.01%

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

	Year Ended December 31, 2013 Compared to December 31, 2012 Increase/(Decrease) Due to			Year Ended December 31, 2012 Compared to December 31, 2011 Increase/(Decrease) Due to
	2013			2012
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(2,161)	$(588)	$(2,749)	$(1,325)	$(6,327)	$(7,652)
Investments available-for-sale	—	107	107	(1,828)	(69)	(1,897)
Interest-bearing deposits	(3)	(285)	(288)	26	(63)	(37)
Federal Home Loan Bank stock	3		3	—	—	—
Total net change in income on interest-
earning assets	(2,161)	(766)	(2,927)	(3,127)	(6,459)	(9,586)

Interest-bearing liabilities:
NOW	$4	$5	$9	$(6)	$5	$(1)
Statement savings	(7)	2	(5)	(23)	4	(19)
Money market	(128)	(47)	(175)	(386)	(86)	(472)
Certificates of deposit	(1,651)	(1,575)	(3,226)	(2,513)	(3,019)	(5,532)
Advances from the FHLB	(945)	(378)	(1,323)	(25)	(190)	(215)
Total net change in expense on interest-
bearing liabilities	(2,727)	(1,993)	(4,720)	(2,953)	(3,286)	(6,239)
Net change in net interest income	$566	$1,227	$1,793	$(174)	$(3,173)	$(3,347)

Asset and Liability Management and Market Risk

General. Our Board of Directors has approved an asset/liability management policy to guide management in maximizing interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability. The policy established an Investment Asset/Liability Management Committee ("ALCO") comprised of certain members of senior management and the Board of Directors. The Committee’s purpose is to communicate, coordinate and manage our asset/liability position consistent with our business plan and Board-approved policies. The ALCO meets quarterly to review various areas including:

•	economic conditions;

•	interest rate outlook;

•	asset/liability mix;

•	interest rate risk sensitivity;

•	current market opportunities to promote specific products;

•	historical financial results;

•	projected financial results; and

•	capital position.

The Committee also reviews current and projected liquidity needs. As part of its procedures, the Committee regularly reviews interest rate risk by forecasting the impact that changes in interest rates may have on net interest income and the market value of portfolio equity, which is defined as the net present value of an institution’s existing assets, liabilities and off-balance sheet instruments and evaluating such impacts against the maximum potential change in the market value of portfolio equity that is authorized by the Board of Directors.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income as a percentage of net income in varying rate environments. In the third quarter of 2013, management retained the services of Darling Consulting Group, LLC ("DCG") to assist in its interest rate risk and asset-liability management going forward. DCG has over 30 years experience in asset-liability management. Management and DCG use various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 26.4% of our total loans were comprised of adjustable-rate loans at December 31, 2013. At that date, $87.4 million, or 48.0%, of these loans with a weighted-average interest rate of 4.5% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100 basis points. Reductions of rates by 200 and 300 basis points were not reported due to the very low rate environment. The current federal funds rate is 0.25% making a 200 and 300 basis point decrease impossible.

The following table illustrates the estimated change in our net interest income at December 31, 2013 that would occur in the event of a gradual change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at December 31, 2013
Basis Point Change in Rates	Net Interest Income	% Change

+300	$30,919	(0.54)%
+200	31,102	0.05
+100	31,246	0.51
Base	31,087	—
(100)	29,877	(3.89)

The following table illustrates the change in our net portfolio value (“NPV”) at December 31, 2013 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point Change in Rates (1)	Net Portfolio Value (2)			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (6)
	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)
	(Dollars in thousands)
+300	$150,867	$(45,456)	(23.20)%	17.60%	(4.86)%	$857,343
+200	165,757	(30,566)	(15.60)	18.78	(3.27)	882,486
+100	182,243	(14,080)	(7.20)	20.03	(1.51)	909,649
Base	196,323	—	—	21.00	—	934,867
(100)	203,700	7,377	3.80	21.36	0.79	953,559
__________

(1)	The current federal funds rate is 0.25%, making a 200 and 300 basis point decline in rates impossible.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Item 1. Business – Lending Activities.” At December 31, 2013, the total approved loan origination commitments outstanding amounted to $13.3 million. At the same date, the undisbursed portion of construction LIP totaled $10.2 million and unused lines of credit were $11.7 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of investment securities. Certificates of deposit scheduled to mature in one year or less at December 31, 2013 totaled $240.8 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions, although recently we have been less aggressive in competing for certificates of deposit and public funds in order to reduce our cost of funds. Based on historical experience, we believe that a significant portion of maturing deposits will remain with First Savings Bank. In addition, we had the ability at December 31, 2013 to borrow an additional $101.9 million from the FHLB and $10.0 million from an unused line of credit with another financial institution as funding sources to meet commitments and for liquidity purposes. See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

Capital

Our total stockholders’ equity was $184.4 million at December 31, 2013. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2013, First Savings Bank exceeded all regulatory capital requirements. Regulatory capital ratios for First Savings Bank were as follows as of December 31, 2013: Total capital to risk-weighted assets was 28.44%; Tier I capital to risk-weighted assets was 27.18%; and Tier I capital to total assets was 18.60%. At December 31, 2013, First Savings Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. See Item 1, "Business – How We Are Regulated – Regulation and Supervision of First Savings Bank – Capital Requirements.”

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2013 and 2012, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at December 31, 2013.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$13,343	$13,343	$—	$—	$—
Unused portion of lines of credit	11,658	2,200	638	6,461	2,359
Undisbursed portion of construction loans	10,209	10,209	—	—	—
Total commitments	$35,210	$25,752	$638	$6,461	$2,359

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management, would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation or liquidity.

Among our contingent liabilities are exposures to limited recourse arrangements with respect to sales of whole loans and participation interests.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table presents a summary of significant contractual obligations as of December 31, 2013, maturing as indicated:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Deposits (1)	$442,496	$145,225	$24,344	$—	$612,065
Term debt	—	94,000	25,000	—	119,000
Other long-term liabilities (2)	200	411	383	1,633	2,627
Total contractual obligations	$442,696	$239,636	$49,727	$1,633	$733,692
___________

(1)	Deposit accounts with indeterminate maturities, such as noninterest bearing, NOW, savings and money market accounts are reflected as obligations due in less than one year.

(2)
Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information about employee benefit plans is provided in Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of noninterest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases

Table of Contents

as a result of inflation. An additional effect of inflation is the possible increase in dollar value of the collateral securing loans that we have made. Our management is unable to determine the extent, if any, to which properties securing loans have appreciated in dollar value due to inflation.

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

[Letterhead of Moss Adams LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First Financial Northwest, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years for the three year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Northwest, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Financial Northwest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Moss Adams LLP

Everett, Washington
March 12, 2014

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
Assets	2013	2012
Cash on hand and in banks	$6,074	$4,289
Interest-earning deposits	49,501	83,452
Investments available-for-sale, at fair value	144,364	152,262
Loans receivable, net of allowance of $12,994 and $12,542	663,153	650,468
Premises and equipment, net	17,291	18,073
Federal Home Loan Bank ("FHLB") stock, at cost	7,017	7,281
Accrued interest receivable	3,698	3,484
Deferred tax assets, net	14,835	1,000
Other real estate owned ("OREO")	11,465	17,347
Prepaid expenses and other assets	3,581	4,999
Total assets	$920,979	$942,655

Liabilities and Stockholders' Equity

Interest-bearing deposits	$601,446	$659,643
Noninterest-bearing deposits	10,619	6,154
Advances from the FHLB	119,000	83,066
Advance payments from borrowers for taxes and insurance	1,846	2,186
Accrued interest payable	88	179
Other liabilities	3,625	4,310
Total liabilities	736,624	755,538

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding
16,392,139 shares at December 31, 2013 and 18,805,168 shares at December 31, 2012	164	188
Additional paid-in capital	166,866	190,534
Retained earnings, substantially restricted	29,220	6,650
Accumulated other comprehensive income (loss), net of tax	(2,020)	748
Unearned Employee Stock Ownership Plan ("ESOP") shares	(9,875)	(11,003)
Total stockholders' equity	184,355	187,117
Total liabilities and stockholders' equity	$920,979	$942,655

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)

	Year Ended December 31,
	2013	2012	2011
Interest income
Loans, including fees	$36,207	$38,956	$46,608
Investments available-for-sale	2,250	2,143	4,040
Federal funds sold and interest-bearing deposits with banks	79	367	404
Dividends on FHLB stock	3	—	—
Total interest income	$38,539	$41,466	$51,052
Interest expense
Deposits	6,794	10,191	16,215
FHLB advances	732	2,055	2,270
Total interest expense	$7,526	$12,246	$18,485
Net interest income	31,013	29,220	32,567
Provision (benefit) for loan losses	(100)	3,050	4,700
Net interest income after provision (benefit) for loan losses	$31,113	$26,170	$27,867
Noninterest income
Net gain (loss) on sale of investments	(38)	301	2,226
Other	789	535	307
Total noninterest income	$751	$836	$2,533
Noninterest expense
Salaries and employee benefits	13,885	13,826	13,259
Occupancy and equipment	1,370	1,552	1,555
Professional fees	1,619	1,850	1,966
Data processing	677	701	761
Gain on sale of OREO property, net	(1,112)	(607)	(1,561)
OREO market value adjustments	403	2,046	1,924
OREO related expenses, net	601	1,764	2,973
Regulatory assessments	693	1,004	2,437
Insurance and bond premiums	459	401	990
Proxy contest and related litigation	106	1,054	—
Marketing	104	227	205
Prepayment penalty on FHLB advances	679	—	—
Other general and administrative	1,458	1,474	1,649
Total noninterest expense	$20,942	$25,292	$26,158
Income before provision (benefit) for federal income taxes	10,922	1,714	4,242
Federal income tax provision (benefit)	(13,543)	(999)	—
Net income	$24,465	$2,713	$4,242
Basic earnings per share	$1.47	$0.15	$0.24
Diluted earnings per share	$1.46	$0.15	$0.24

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$24,465	$2,713	$4,242

Other comprehensive income (loss), before tax
Unrealized holding gains (losses) on available-for-sale securities	(2,899)	538	2,253
Reclassification adjustment for net (gains) losses realized in income	38	(301)	(2,226)
Other comprehensive income (loss), before tax	$(2,861)	$237	$27
Income tax provision related to items of other comprehensive income (loss)	(93)	—	—
Other comprehensive income (loss), net of tax	$(2,768)	$237	$27
Total comprehensive income	$21,697	$2,950	$4,269

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax		Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2010	18,805,168	$188	$187,371	$(305)	$484	188	$(13,260)	$174,478
Total other comprehensive income, net of tax	—	—	—	4,242	27	—	—	4,269
Compensation related to stock options and restricted stock awards	—	—	1,971	—	—	—	—	1,971
Allocation of 112,853 ESOP shares	—	—	(526)	—	—	—	1,128	602
Balances at December 31, 2011	18,805,168	$188	$188,816	$3,937	$511	188	$(12,132)	$181,320
Total other comprehensive income, net of tax	—	—	—	2,713	237	—	—	2,950
Compensation related to stock options and restricted stock awards	—	—	1,987	—	—	188	—	1,987
Allocation of 112,853 ESOP shares	—	—	(269)	—	—	—	1,129	860
Balances at December 31, 2012	18,805,168	$188	$190,534	$6,650	$748		$(11,003)	$187,117
Total other comprehensive income, net of tax	—	—	—	24,465	(2,768)	—	—	21,697
Cash dividend declared and paid ($.12 per share)				(1,895)				(1,895)
Exercise of stock options	314,989	3	3,020					3,023
Purchase and retirement of common stock	(2,728,018)	(27)	(28,063)					(28,090)
Compensation related to stock options and restricted stock awards	—	—	1,416	—	—		—	1,416
Allocation of 112,853 ESOP shares	—	—	(41)	—	—		1,128	1,087
Balances at December 31, 2013	16,392,139	$164	$166,866	$29,220	$(2,020)		$(9,875)	$184,355

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$24,465	$2,713	$4,242
Adjustments to reconcile net income to net cash provided by operating activities
Provision (benefit) for loan losses	(100)	3,050	4,700
OREO market value adjustments	403	2,046	1,924
Gain on sale of OREO property, net	(1,112)	(607)	(1,561)
Depreciation of premises and equipment	799	976	1,054
Net amortization of premiums and discounts on investments	1,863	1,678	2,331
Deferred federal income taxes	(13,742)	(1,000)	—
ESOP expense	1,087	860	602
Stock compensation expense	1,416	1,987	1,971
Net realized gain on investments available-for-sale	38	(301)	(2,226)
Loss on disposal of building and equipment	—	12	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,418	105	1,182
Net increase (decrease) in advance payments from borrowers for taxes and insurance	(340)	93	(163)
Federal income taxes, net	42	1,000	4,856
Accrued interest receivable	(214)	372	830
Accrued interest payable	(91)	(5)	(30)
Other liabilities	(727)	248	644
Net cash provided by operating activities	$15,205	$13,227	$20,358
Cash flows from investing activities:
Proceeds from sales of investments	45,137	23,756	79,081
Capital (expenditures) reimbursements related to OREO	(75)	16	(181)
Proceeds from sales of OREO properties	13,151	19,366	30,070
Principal repayments on investments	27,009	21,383	31,121
Purchases of investments	(69,010)	(69,539)	(74,679)
Net (increase) decrease in loans receivable	(19,070)	37,646	122,274
Net proceeds from sale or disposal of fixed assets	9	—	—
FHLB stock redemptions	264	132	—
Purchases of premises and equipment	(26)	(139)	(149)
Net cash provided by (used in) investing activities	$(2,611)	$32,621	$187,537
Cash flows from financing activities:
Net decrease in deposits	(53,732)	(122,868)	(131,561)
Advances from the Federal Home Loan Bank	119,010	110	100
Repayments of advances from the FHLB	(83,076)	(110)	(10,100)
Proceeds from stock options exercises	3,023	—	—
Repurchase and retirement of common stock	(28,090)	—	—
Dividends paid	(1,895)	—	—
Net cash used by financing activities	$(44,760)	$(122,868)	$(141,561)
continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net increase (decrease) in cash	$(32,166)	$(77,020)	$66,334
Cash and cash equivalents:
Beginning of year	87,741	164,761	98,427
End of year	$55,575	$87,741	$164,761

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,617	$12,251	$18,515
Federal income taxes	98	60	—
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan and lease losses ("ALLL"),
transferred to OREO	6,485	12,124	26,194

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Description of Business

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. First Financial Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to First Savings Bank. First Financial Northwest is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve Bank of San Francisco (“FRB”) as the successor to the Office of Thrift Supervision (“OTS”). First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

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

Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2013 for potential recognition or disclosure and determined there are no such events or transactions requiring recognition or disclosure.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. There was no specified reserve balance required at December 31, 2013 and 2012, since the Bank held its excess cash and maintained higher average balances at the FRB.

Investments

Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. We had no held-to-maturity or trading securities at December 31, 2013 or 2012. Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain a minimum level of investment in the Federal Home Loan Bank of Seattle (“FHLB”) stock, based on specified percentages of the Bank's outstanding FHLB advances. Ownership of FHLB stock is restricted to the FHLB and member institutions. The Bank's investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value. At both December 31, 2013 and 2012, the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank's minimum required investment in FHLB stock was $5.4 million and $3.7 million, respectively. The Bank may request redemption, at par value, of any stock in excess of the amount it is required to hold. Stock redemptions are at the discretion of the FHLB. At December 31, 2013, the Bank had $7.0 million of FHLB stock. During 2013, the FHLB repurchased shares on a pro-rata basis from its shareholders, including 2,633 shares from the Bank, at par value. The FHLB resumed dividend payments and we received in 2013 approximately $3,600 in dividend payments.

Management evaluates FHLB stock for impairment. The determination of whether this investment is impaired is based on management's assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as: (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB. We have determined there is not an OTTI on the FHLB stock investment as of December 31, 2013.

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

At December 31, 2013 and 2012, the Company had no unrecognized tax benefits. The Company's policy is to recognize interest and penalties on unrecognized tax expenses or benefits in federal income tax expense in the Consolidated Income Statements. There were no interest and penalties for the years ended December 31, 2013 and 2012. The tax years subject to examination by the Internal Revenue Service (“IRS”) are the years ended December 31, 2013, 2012 and 2011.

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

According the the provisions of ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. Certain of the Company's nonvested restricted stock awards qualify as participating securities.

Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings or absorb losses. Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In January 2013, FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The provisions of ASU No. 2013-01 limit the scope of the new balance sheet offsetting disclosures to the following financial instruments, to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in the statement of financial position: (1) derivative financial instruments; (2) repurchase agreements and reverse repurchase agreements; and (3) securities borrowing and securities lending transactions.
The Company adopted the provisions of ASU No. 2011-11 and ASU No. 2013-01 effective January 1, 2013. As the provisions of ASU No. 2011-11 and ASU No. 2013-01 only impact disclosure requirements related to the offsetting of assets and liabilities and information instruments and transactions eligible for offset in the statement of financial condition, the adoption had no impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The ASU requires an entity to provide information about the amounts of reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of ASU No. 2013-02 did not have a material impact on the Company's consolidated financial statements

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-04 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortized the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

Note 2 - Investments

The following tables summarize the amortized cost and fair value of investments available-for-sale at December 31, 2013 and 2012 and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$46,234	$623	$(625)	$46,232
Freddie Mac	25,707	343	(194)	25,856
Ginnie Mae	34,403	63	(593)	33,873
Municipal bonds	2,043	6	(199)	1,850
U.S. Government agencies	23,222	123	(641)	22,704
Corporate bonds	14,079	36	(266)	13,849
	$145,688	$1,194	$(2,518)	$144,364

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$35,039	$1,131	$(2)	$36,168
Freddie Mac	15,368	403	(8)	15,763
Ginnie Mae	31,193	84	(131)	31,146
Municipal bonds	2,048	7	(166)	1,889
U.S. Government agencies	67,077	223	(4)	67,296
	$150,725	$1,848	$(311)	$152,262

There were no investments classified as held-to-maturity at December 31, 2013 or 2012.

The amortized cost and estimated fair value of investments available-for-sale at December 31, 2013, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments are shown separately.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$50	$50
Due after one year through five years	14,843	14,668
Due after five years through ten years	17,077	16,732
Due after ten years	7,374	6,953
	39,344	38,403
Mortgage-backed investments	106,344	105,961
	$145,688	$144,364

Under Washington state law, in order to participate in the public funds program the Company is required to pledge 100% of the public deposits held in the form of eligible securities. Investments with a market value of $21.3 million and $1.9 million were pledged as collateral for public deposits at December 31, 2013 and 2012, respectively, both of which exceeded the minimum collateral requirements established by the Washington Public Deposit Protection Commission. At December 31, 2013 and 2012, there were no investments pledged as collateral for FHLB advances.

Sales of available-for-sale investments were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Proceeds	$45,137	$23,756	$79,081
Gross gains	11	307	2,234
Gross losses	(49)	(6)	(8)

There was no tax expense related to these net realized gains and losses for the year ended December 31, 2013. The tax expense related to these net realized gains and losses was $105,000 and $779,000 for the years ended December 31, 2012 and 2011, respectively.

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at December 31, 2013 and 2012.

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed investments:	(In thousands)
Fannie Mae	$27,429	$(625)	$—	$—	$27,429	$(625)
Freddie Mac	8,704	(155)	2,483	(39)	11,187	(194)
Ginnie Mae	16,617	(278)	12,730	(315)	29,347	(593)
Municipal bonds	—	—	1,201	(199)	1,201	(199)
U.S. Government agencies	7,702	(596)	4,955	(45)	12,657	(641)
Corporate bonds	8,796	(266)	—	—	8,796	(266)
	$69,248	$(1,920)	$21,369	$(598)	$90,617	$(2,518)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$4,603	$(2)	$—	$—	$4,603	$(2)
Freddie Mac	2,952	(8)	—	—	2,952	(8)
Ginnie Mae	18,238	(131)	—	—	18,238	(131)
Municipal bonds	—	—	1,239	(166)	1,239	(166)
U.S. Government agencies	10,508	(4)	—	—	10,508	(4)
	$36,301	$(145)	$1,239	$(166)	$37,540	$(311)

At December 31, 2013, the Company had eleven securities with a gross unrealized loss of $598,000 with a fair value of $21.4 million that had an unrealized loss for greater than one year. At December 31, 2012, the Company had one security with a gross unrealized loss of $166,000 with a fair value of $1.2 million that had an unrealized loss for greater than one year. Management reviewed the financial condition of the entity underlying this security at both December 31, 2013 and December 31, 2012 and determined that an OTTI was not required.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an OTTI are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on the Company's Consolidated Income Statements. For debt securities, if the Company intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For the years ended December 31, 2013 and 2012, the Company did not have any OTTI losses on investments.

Note 3 - Loans Receivable

Loans receivable at December 31, 2013 and 2012 are summarized as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2013	2012
	(In thousands)
One-to-four family residential: (1)
Permanent	$280,674	$306,851
Construction	—	177
	280,674	307,028
Multifamily: (2)
Permanent	106,152	105,936
Construction	12,360	5,585
	118,512	111,521
Commercial real estate: (2)
Permanent	227,016	207,436
Construction	19,905	12,500
Land	1,831	1,942
	248,752	221,878
Construction/land development: (2)
One-to-four family residential	3,977	608
Multifamily	12,491	8,375
Commercial	6,726	—
Land development	7,461	10,435
	30,655	19,418

Business	1,142	2,968
Consumer	9,201	11,110
Total loans	688,936	673,923
Less:
Loans in process ("LIP")	10,209	8,856
Deferred loan fees, net	2,580	2,057
ALLL	12,994	12,542
Loans receivable, net	$663,153	$650,468
___________

(1)	Includes $121.9 million and $139.8 million of non-owner occupied loans at December 31, 2013 and 2012, respectively.

(2)
Excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At December 31, 2013, the Company had $19.9 million, or 8.0% of the total commercial real estate portfolio and $12.4 million, or 10.4% of the total multifamily loans in these "rollover" type of loans. At December 31, 2012, the Company had $12.5 million, or 5.6% of the total commercial real estate portfolio, $5.6 million, or 5.0% of the total multifamily loans and $177,000 or 0.1% of the total one-to-four family loan portfolio in these rollover type of loans. At December 31, 2013 and December 31, 2012, $1.8 million and $1.9 million, respectively, of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots when it does not intend to finance the construction as commercial real estate land loans.

At December 31, 2013 and 2012 there were no loans classified as held for sale.

Loan Origination/Risk Management

One-to-four family residential loans are originated generally using secondary market underwriting guidelines. The Company originates both fixed-rate and adjustable-rate loans in its residential lending program. The Company is a portfolio lender, which means it originates loans for its portfolio and does not generally sell loans into the secondary market. This loan portfolio comprised 40.7% and 45.6% of total loans at December 31, 2013 and 2012, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Multifamily loans have higher loan balances, are more difficult to evaluate and monitor and involve a greater degree of risk than one-to-four family residential loans. Often payments on loans secured by multifamily properties are dependent on the successful operation and management of the property; therefore, repayment of these loans may be affected by adverse conditions in the real estate market or the economy. The Company generally requires and obtains loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation, the Company generally requires and obtains personal guarantees from the corporate principals based upon a review of their personal financial statements and individual credit reports. This loan portfolio comprised 17.2% and 16.5% of total loans at December 31, 2013 and 2012, respectively.

Commercial real estate loans are subject to underwriting standards and processes similar to those of multifamily loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. This loan portfolio comprised 36.1% and 32.9% of total loans at December 31, 2013 and 2012, respectively.

Construction/land development loans that are secured by non-owner occupied properties generally require the borrower to have had an existing relationship with the Bank and have a proven record of success. Construction/land development loans are underwritten utilizing feasibility studies, independent appraisal reviews, lease rates and financial analysis of the developers and property owners. Construction/land development loans are generally based upon estimates of costs and value associated with the completed project. These estimates may be inaccurate. These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing. This loan portfolio comprised 4.5% and 2.9% of total loans at December 31, 2013 and 2012, respectively.

Historically the Company has generally not made business loans, however, it recently began to offer this type of lending. Business loans are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms vary from typically one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate indexed to The Wall Street Journal prime rate plus a margin. The business lending policy includes credit file documentation and requires analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the credit analysis. The Company generally obtains personal guarantees on its business loans. This loan portfolio comprised 0.2% and 0.4% of total loans at December 31, 2013 and 2012, respectively.

The Company originates consumer loans which consist of home equity loans, personal lines of credit and savings account loans. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. This activity, coupled with the relatively small loan amounts that are spread over many individual borrowers, minimizes risk. This loan portfolio comprised 1.3% and 1.7% of total loans at both December 31, 2013 and 2012.

Concentrations of Credit

Most of the Bank's lending activity occurs within the state of Washington. The primary market areas include King and to a lesser extent Pierce, Snohomish and Kitsap counties. The Company's loan portfolio consists of one-to-four family residential loans which comprised 40.7% of the total loan portfolio at December 31, 2013. Commercial real estate and multifamily loans were 36.1% and 17.2%, respectively, of the total loan portfolio at December 31, 2013, with construction/land development loans, consumer and business loans accounting for the remaining 6.0% of the loan portfolio. Included in the one-to-four family residential, multifamily, commercial real estate and construction/land development portfolios at December 31, 2013, were $39.0 million, $4.0 million, $33.6 million and $3.1 million of total loans, respectively, to the Company's five largest borrowing relationships.

The Company originates both adjustable and fixed interest rate loans. The composition of loans receivable was as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013
Fixed Rate		Adjustable Rate
Term to Maturity	Book Value	Term to Rate Adjustment	Book Value
(In thousands)
Due within one year	$38,226	Due within one year	$81,459
After one year through three years	50,788	After one year through three years	33,802
After three years through five years	135,933	After three years through five years	18,485
After five years through ten years	150,272	After five years through ten years	46,134
Thereafter	131,532	Thereafter	2,305
	$506,751		$182,185

December 31, 2012
Fixed Rate		Adjustable Rate
Term to Maturity	Book Value	Term to Rate Adjustment	Book Value
(In thousands)
Due within one year	$50,488	Due within one year	$54,963
After one year through three years	80,609	After one year through three years	25,236
After three years through five years	97,214	After three years through five years	30,224
After five years through ten years	187,641	After five years through ten years	5,025
Thereafter	141,343	Thereafter	1,180
	$557,295		$116,628

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$5,562	$1,139	$5,207	$437	$30	$167	$12,542
Charge-offs	(456)	(346)	(98)	(582)	(13)	(101)	(1,596)
Recoveries	1,303	237	7	455	—	146	2,148
Provision (benefit)	(1,268)	347	765	89	(3)	(30)	(100)
Ending balance	$5,141	$1,377	$5,881	$399	$14	$182	$12,994

General reserve	$3,601	$1,292	$5,326	$399	$14	$182	$10,814
Specific reserve	$1,540	$85	$555	$—	$—	$—	$2,180

Loans: (1)
Total Loans	$280,674	$117,181	$247,402	$23,127	$1,142	$9,201	$678,727
General reserve (2)	$232,526	$114,740	$234,093	$22,904	$1,142	$9,157	$614,562
Specific reserve (3)	$48,148	$2,441	$13,309	$223	$—	$44	$64,165
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

Nonperforming loans, net of LIP, were $4.0 million, $22.8 million and $23.7 million at December 31, 2013, 2012 and 2011, respectively. Foregone interest on nonaccrual loans for the years ended December 31, 2013, 2012 and 2011 were $650,000, $1.4 million and $2.2 million, respectively.

There were no commitments to advance funds related to impaired loans at December 31, 2013 and 2012. At December 31, 2011, $36,000 was committed to be advanced in connection with impaired loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present a summary of loans individually evaluated for impairment by the type of loan:

	At or For the Year Ended December 31, 2013
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,878	$4,281	$—
Non-owner occupied	28,782	28,854	—
Multifamily	233	264	—
Commercial real estate	6,224	6,511	—
Construction/land development	223	4,812	—
Consumer	44	70	—
Total	39,384	44,792	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	3,191	3,238	263
Non-owner occupied	12,297	12,352	1,277
Multifamily	2,208	2,208	85
Commercial real estate	7,085	7,085	555
Total	24,781	24,883	2,180
Total impaired loans:
One-to-four family residential:
Owner occupied	7,069	7,519	263
Non-owner occupied	41,079	41,206	1,277
Multifamily	2,441	2,472	85
Commercial real estate	13,309	13,596	555
Construction/land development	223	4,812	—
Consumer	44	70	—
Total	$64,165	$69,675	$2,180
_________________
(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2012
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2013		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$4,773	$146	$6,997	$120	$8,333	$244
Non-owner occupied	29,277	1,697	36,216	2,039	44,313	2,241
Multifamily	1,143	—	4,659	254	3,068	188
Commercial real estate	7,065	344	10,742	562	13,136	549
Construction/land development	3,417	—	7,621	—	12,345	—
Consumer	539	—	354	21	128	2
Total	46,214	2,187	66,589	2,996	81,323	3,224

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,249	169	4,944	284	4,530	207
Non-owner occupied	14,545	623	11,579	694	8,715	476
Multifamily	1,414	138	—	—	175	—
Commercial real estate	7,817	356	5,459	455	4,427	121
Construction/land development	—	—	—	—	2,719	—
Total	28,025	1,286	21,982	1,433	20,566	804

Total impaired loans:
One-to-four family residential:
Owner occupied	9,022	315	11,941	404	12,863	451
Non-owner occupied	43,822	2,320	47,795	2,733	53,028	2,717
Multifamily	2,557	138	4,659	254	3,243	188
Commercial real estate	14,882	700	16,201	1,017	17,563	670
Construction/land development	3,417	—	7,621	—	15,064	—
Consumer	539	—	354	21	128	2
Total	$74,239	$3,473	$88,571	$4,429	$101,889	$4,028

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

	December 31,
	2013	2012
	(In thousands)
Nonperforming assets: (1)
Nonaccrual loans	$3,027	$18,231
Nonaccrual TDRs	968	4,528
Total nonperforming loans	3,995	22,759
OREO	11,465	17,347
Total nonperforming assets	$15,460	$40,106
Performing TDRs	$60,170	$65,848
Nonaccrual TDRs	968	4,528
Total TDRs	$61,138	$70,376
_____________
(1) There were no loans 90 days or more past due and still accruing interest at December 31, 2013 and 2012.

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

The following table is a summary of nonaccrual loans at December 31, 2013 and 2012 by type of loan:

	December 31,
	2013	2012
	(In thousands)
One-to-four family residential	$2,297	$6,248
Multifamily	233	4,711
Commercial real estate	1,198	6,274
Construction/land development	223	4,767
Consumer	44	759
Total nonaccrual loans	$3,995	$22,759

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represent a summary of the aging of loans by type:

	Loans Past Due as of December 31, 2013
	31-60 Days	61-90 Days	Over 90 Days	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$923	$337	$575	$1,835	$156,962	$158,797
Non-owner occupied	—	—	692	692	121,185	121,877
Multifamily	—	—	—	—	117,181	117,181
Commercial real estate	331	—	1,089	1,420	245,982	247,402
Construction/land development	—	—	223	223	22,904	23,127
Total real estate	1,254	337	2,579	4,170	664,214	668,384
Business	—	—	—	—	1,142	1,142
Consumer	103	34	—	137	9,064	9,201
Total	$1,357	$371	$2,579	$4,307	$674,420	$678,727
 ________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2013.
(2) Net of LIP.

	Loans Past Due as of December 31, 2012
	31-60 Days	61-90 Days	Over 90 Days	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$1,974	$1,374	$2,653	$6,001	$161,100	$167,101
Non-owner occupied	1,276	49	1,019	2,344	137,488	139,832
Multifamily	—	—	4,711	4,711	104,935	109,646
Commercial real estate	1,795	—	4,479	6,274	215,604	221,878
Construction/land development	—	—	805	805	11,727	12,532
Total real estate	5,045	1,423	13,667	20,135	630,854	650,989
Business	—	—	—	—	2,968	2,968
Consumer	20	47	690	757	10,353	11,110
Total	$5,065	$1,470	$14,357	$20,892	$644,175	$665,067
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

        The following tables represent a summary of loans at December 31, 2013 and 2012 by type and risk category:

	December 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$265,511	$114,525	$229,149	$22,904	$1,142	$8,934	$642,165
Special mention	5,825	1,203	15,134	—	—	1	22,163
Substandard	9,338	1,453	3,119	223	—	266	14,399
Total	$280,674	$117,181	$247,402	$23,127	$1,142	$9,201	$678,727
 _____________
(1) Net of LIP.

	December 31, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$286,674	$103,696	$202,407	$7,600	$2,968	$10,129	$613,474
Special mention	10,433	—	11,666	165	—	—	22,264
Substandard	9,826	5,950	7,805	4,767	—	981	29,329
Total	$306,933	$109,646	$221,878	$12,532	$2,968	$11,110	$665,067
______________
(1) Net of LIP.

The following tables summarize the loan portfolio by type and payment activity:

	December 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$278,377	$116,948	$246,204	$22,904	$1,142	$9,157	$674,732
Nonperforming (2)	2,297	233	1,198	223	—	44	3,995
Total	$280,674	$117,181	$247,402	$23,127	$1,142	$9,201	$678,727
____________

(1)	There were $157.3 million of owner-occupied one-to-four family residential loans and $121.1 million of non-owner occupied one-to-four family residential loans classified as performing.

(2)	There were $1.5 million of owner-occupied one-to-four family residential loans and $817,000 of non-owner occupied one-to-four family residential loans classified as nonperforming.

(3)	Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$300,685	$104,935	$215,604	$7,765	$2,968	$10,351	$642,308
Nonperforming (2)	6,248	4,711	6,274	4,767	—	759	22,759
Total	$306,933	$109,646	$221,878	$12,532	$2,968	$11,110	$665,067
_____________
(1) There were $163.1 million of owner-occupied one-to-four family residential loans and $137.6 million of non-owner occupied one-to-four family residential loans classified as performing.
(2) There were $4.0 million of owner-occupied one-to-four family residential loans and $2.2 million of non-owner occupied one-to-four family residential loans classified as nonperforming.
(3) Net of LIP.

The following table presents for the periods indicated TDRs and their recorded investment prior to the modification and after the modification:

	Year Ended December 31,
	2013			2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
Interest-only payments with no interest rate concession	2	$682	$683	—	$—	$—
Principal and interest with interest rate concession	2	1,620	1,620	23	4,596	4,561
Principal and interest reamortized with no interest rate
concession	1	261	260	1	71	71
Advancement of maturity date	3	480	473	—	—	—
Commercial real estate:
Principal and interest with interest rate concession	—	—	—	2	2,369	2,339
Principal and interest reamortized with no interest rate concession	1	335	331	—	—	—
Advancement of maturity date	1	437	432	—	—	—
Interest-only payments with interest rate concession	2	3,484	3,482	2	2,508	2,504
Total	12	$7,299	$7,281	28	$9,544	$9,475

At December 31, 2013 and 2012, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the year ended December 31, 2013 and 2012 were primarily a result of granting the borrower interest rate concessions and/or interest-only payments for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. TDRs resulted in charge-offs to the ALLL of $89,000 and $832,000 for the years ended December 31, 2013 and 2012, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013			2012
	Types of Modifications			Types of Modifications
	Number of Loans	No Interest Rate Concession Modified Principal & Interest Payment	Advancement of Maturity Date	Number of Loans	Interest Only Payments	Interest Rate Concession
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	—	$—	$—	1	$—	$71
Commercial	2	331	432	2	1,884	—
Total	2	$331	$432	3	$1,884	$71

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional TDR charge-offs due to further impairment reduces the ALLL.

Certain of the Bank’s executive officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties is summarized as follows:

	Year Ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$498	$545
Additions	353	—
Repayments	(303)	(47)
Balance at end of year	$548	$498

Note 4 - Other Real Estate Owned

The following table is a summary of OREO activity for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of year	$17,347	$26,044	$30,102
Loans transferred to OREO	6,485	12,124	26,194
(Reimbursed) capitalized improvements	75	(16)	181
Dispositions of OREO	(12,039)	(18,759)	(28,509)
Market value adjustments	(403)	(2,046)	(1,924)
Balance at end of year	$11,465	$17,347	$26,044

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. OREO at December 31, 2013 primarily consisted of $1.2 million in one-to-four family residential homes and $556,000 in construction/land development projects and $9.7 million in commercial real estate buildings.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Land	$1,914	$1,914
Buildings and improvements	17,763	17,763
Furniture, fixtures and equipment	4,336	4,373
Construction in process	2	—
	24,015	24,050
Less accumulated depreciation	(6,724)	(5,977)
	$17,291	$18,073

Depreciation expense was $799,000 for the year ended December 31, 2013 and $976,000 and $1.1 million for the years ended December 31, 2012 and 2011, respectively.

Note 6 - Fair Value

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	December 31, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$46,232	$—	$46,232	$—
Freddie Mac	25,856	—	25,856	—
Ginnie Mae	33,873	—	33,873	—
Municipal bonds	1,850	—	1,850	—
U.S. Government agencies	22,704	—	22,704	—
Corporate bonds	13,849		13,849
	$144,364	$—	$144,364	$—

	December 31, 2012
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$36,168	$—	$36,168	$—
Freddie Mac	15,763	—	15,763	—
Ginnie Mae	31,146	—	31,146	—
Municipal bonds	1,889	—	1,889	—
U.S. Government agencies	67,296	—	67,296	—
	$152,262	$—	$152,262	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	December 31, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$61,985	$—	$—	$61,985	$2,180
OREO (2)	11,465	—	—	11,465	403
Total	$73,450	$—	$—	$73,450	$2,583
_______________
(1) The loss represents the specific reserve against loans that were considered impaired at December 31, 2013.
(2) The loss represents OREO market value adjustments for the year ended December 31, 2013.

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

	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans	$61,985	Market approach	Adjusted for differences between comparable sales	0% - 72.29% (2.71%)

OREO	$11,465	Market approach	Adjusted for differences between comparable sales	6.55% - 26.35% (3.9%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of financial instruments were as follows:

	December 31, 2013		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$6,074	$6,074	$6,074	$—	$—
Interest-bearing deposits	49,501	49,501	49,501	—	—
Investments available-for-sale	144,364	144,364	—	144,364	—
Loans receivable, net	663,153	680,622	—	—	680,622
FHLB stock	7,017	7,017	7,017	—	—
Accrued interest receivable	3,698	3,698	—	3,698	—

Financial Liabilities:
Deposits	201,658	201,658	201,658	—	—
Certificates of deposit	410,407	413,417	—	413,417	—
Advances from the FHLB	119,000	118,610	—	118,610	—
Accrued interest payable	88	88	—	88	—

	December 31, 2012		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$4,289	$4,289	$4,289	$—	$—
Interest-bearing deposits	83,452	83,452	83,452	—	—
Investments available-for-sale	152,262	152,262	—	152,262	—
Loans receivable, net	650,468	689,708	—	—	689,708
FHLB stock	7,281	7,281	7,281	—	—
Accrued interest receivable	3,484	3,484	—	3,484	—

Financial Liabilities:
Deposits	202,090	202,090	202,090	—	—
Certificates of deposit	463,707	467,126	—	467,126	—
Advances from the FHLB	83,066	83,659	—	83,659	—
Accrued interest payable	179	179	—	179	—

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

Note 7 - Accrued Interest Receivable

Accrued interest receivable consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Loans receivable	$3,250	$3,050
Investments	446	423
Interest-bearing deposits	2	11
	$3,698	$3,484

Note 8 - Deposits

Deposit accounts consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Noninterest-bearing	$10,619	$6,154
NOW	25,471	15,944
Statement savings	20,396	18,273
Money market	145,172	161,719
Certificates of deposit	410,407	463,707
	$612,065	$665,797

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013, scheduled maturities of certificates of deposit were as follows:

December 31,	Amount
(In thousands)
2014	$240,838
2015	107,031
2016	38,194
2017	23,683
2018	661
$410,407

Deposits included public funds of $10.8 million and $1.8 million at December 31, 2013 and 2012, respectively.

Certificates of deposit of $100,000 or more included in deposits at December 31, 2013 and 2012, were $289.1 million and $331.6 million, respectively. Interest expense on these certificates totaled $4.2 million, $5.9 million, and $11.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Included in deposits are accounts of $1.9 million and $3.9 million at December 31, 2013 and 2012, respectively which are controlled by management, members of the Board of Directors and related entities.

Interest expense on deposits for the periods indicated was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
NOW	$30	$21	$22
Statement savings	31	36	55
Money market	291	466	938
Certificates of deposit	6,442	9,668	15,200
	$6,794	$10,191	$16,215

Note 9 - Other Borrowings

The FHLB functions as a central reserve bank providing credit for member financial institutions. At December 31, 2013 and 2012, the Bank maintained credit facilities with the FHLB totaling $220.9 million and $240.8 million, respectively. Outstanding advances totaled $119.0 million and $83.1 million at December 31, 2013 and 2012, respectively. The credit facility was collateralized by $170.6 million of single-family residential mortgages, $89.6 million commercial real estate loans and $66.3 million of multifamily loans under a blanket lien arrangement at December 31, 2013. At December 31, 2012, the credit facility was collateralized by $261.1 million of single-family residential mortgages and $102.4 million of multifamily loans under a blanket lien arrangement. The Bank also had a $10.0 million unused line of credit facility with another financial institution at December 31, 2013, with interest payable at the then stated rate.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding advances consisted of the following:

December 31, 2013
Maturity Date	Principal Balance	Fixed Interest Rate
(Dollars in thousands)
10/2015	$10,000	0.71%
03/2016	34,000	0.81
05/2016	20,000	0.70
10/2016	10,000	1.02
11/2016	20,000	0.84
04/2017	20,000	0.87
11/2018	5,000	1.76
	$119,000

December 31, 2012
Maturity Date	Principal Balance	Fixed Interest Rate
(Dollars in thousands)
01/2013	$50,000	2.17%
12/2013	7,450	3.38
12/2013	20,000	2.94
12/2013	700	2.64
04/2014	1,750	2.98
07/2015	3,166	1.89
	$83,066

Note 10 - Benefit Plans

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

The Board of Directors of First Financial Northwest, at its January 2013 meeting elected to freeze the Pentegra DB Plan, effective March 31, 2013. Freezing the plan eliminated all future benefit accruals for employees. Each employee's accrued benefit was determined as of March 31, 2013.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The funding target is the present value of all benefits that have accrued as of the first day of the current plan year (July 1). Because interest rates used to calculate the present value of all benefits (6.33% for 2013 and 7.03% for 2012) is significantly higher than current market rates, the funding target does not represent the Company's actual liability upon withdrawal from participation in the Pentegra DB Plan, which is significantly larger than the funding target. The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2013 (1)	2012 (1)
Source	Valuation Report	Valuation Report
First Financial Northwest's Plan	100.8%	100.0%
_________________
(1) Market value of plan assets reflects any contributions received through June 30, 2013.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $196.5 million and $299.7 million for the plan years ending June 30, 2013 and June 30, 2012, respectively. The Company's contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company's policy is to fund pension costs as accrued.

Total contributions during the years ended December 31 were:

2013		2012		2011
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount
(Dollars in thousands)
9/18/2013	$26,328	10/29/2012	$184	9/23/2011	$96
12/5/2013	43,979	12/4/2012	1,144	10/13/2011	299
12/20/2013	159,080			11/22/2011	1,187
Total	$229,387	Total	$1,328	Total	$1,582

The Company also has post-employment agreements with certain key officers to provide supplemental retirement benefits. Additionally, the Company recorded $159,000, $69,000 and $289,000 of deferred compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively.

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment. Under the plan, employee contributions up to 6% will be matched 50% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market or fixed income plans. The Company contributed $155,000, $159,000 and $150,000 to the plan for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to First Financial Northwest. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.6 million were made by the ESOP during 2013, 2012 and 2011.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of key transactions for the ESOP for the periods indicated follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
ESOP contribution expense	$1,087	$860	$602
Dividends on unallocated ESOP shares used to reduce ESOP contribution	132	—	—

Shares held by the ESOP are as follows:

	December 31,
	2013	2012
	(Dollars in thousands, except share data)
Allocated shares	705,333	592,478
Unallocated shares	987,467	1,100,322
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$10,240	$8,307

Stock-Based Compensation

In June 2008, First Financial Northwest shareholders approved the First Financial Northwest 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $1.4 million for the year ended December 31, 2013 and $2.0 million for both years ended December 31, 2012 and 2011. The related income tax benefit was $496,000, $696,000 and $690,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to Company directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At December 31, 2013, remaining options for 766,756 shares of common stock were available for grant under the Plan.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Annual dividend yield	1.35%	—%	—%
Expected volatility	34.05	29.95	—
Risk-free interest rate	2.18	1.10	—
Expected term	8.1 years	6.5 years	0 years
Weighted-average grant date fair value per option granted	$3.70	$2.60	$—

A summary of the Company’s stock option plan awards activity for the years ended December 31, 2013, 2012 and 2011, follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	1,383,524	$9.52	—	$—	$—
Forfeited or expired	(10,000)	9.78	—	—	—
Outstanding at December 31, 2011	1,373,524	9.52	—	—	—
Granted	100,000	8.08	—	—	—
Forfeited or expired	(25,000)	9.78	—	—	—
Outstanding at December 31, 2012	1,448,524	9.41	—	—	—
Granted	110,000	10.79	—	—	—
Exercised	(314,989)	9.60	—	—	—
Forfeited or expired	(40,000)	9.42	—	—	—
Outstanding at December 31, 2013	1,203,535	9.49	5.41	1,103,186	2.11
Expected to vest assuming a 3% forfeiture rate over
the vesting term	1,197,235	9.49	5.39	1,093,874
Exercisable at December 31, 2013	993,535	9.57	4.65	792,786

As of December 31, 2013, there was $580,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.2 years.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At December 31, 2013, remaining restricted awards for 74,478 shares were available to be issued. Shares that have been repurchased totaled 103,400 and are held in trust until they are issued in connection with the agreement.

A summary of changes in nonvested restricted stock awards for the period ended December 31, 2013, follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2010	456,140	$9.75
Vested	(145,646)	9.93
Nonvested at December 31, 2011	310,494	9.66
Granted	82,000	8.06
Vested	(143,647)	9.93
Forfeited	(4,000)	10.35
Nonvested at December 31, 2012	244,847	8.95
Granted	25,000	10.88
Vested	(156,047)	9.72
Forfeited	(10,400)	9.12
Nonvested at December 31, 2013	103,400	8.24

Expected to vest assuming a 3% forfeiture rate over the vesting term	100,298

As of December 31, 2013 there was $757,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.9 years. The total fair value of shares vested during the years ended December 31, 2013 and 2012 were $1.5 million and $1.4 million, respectively.

Note 11 - Federal Income Taxes

The components of income tax expense (benefit) for the periods indicated are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current	$199	$1	$—
Deferred	(13,742)	(1,000)	—
Total income tax expense (benefit)	$(13,543)	$(999)	$—

A reconciliation of the tax provision based on the statutory corporate rate of 35% during the years ended December 31, 2013, 2012 and 2011 on pretax income is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income tax expense at statutory rate	$3,823	$600	$1,485
Income tax effect of:
Tax exempt interest, net	(21)	(20)	(24)
Change in valuation allowance	(17,329)	(6,347)	(1,542)
Expiration of FFNW Foundation donation	—	4,778	—
Other, net	(16)	(10)	81
Total income tax expense (benefit)	$(13,543)	$(999)	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax asset, included in the accompanying consolidated balance sheets, consisted of the following at the dates indicated:

	December 31,
	2013	2012	2011
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$7,441	$11,474	$11,070
Charitable contributions	27	25	4,797
ALLL	4,454	3,829	5,598
Reserve for unfunded commitments	121	87	42
Deferred compensation	698	689	715
Net unrealized loss on investments available for sale	463	—	—
Alternative minimum tax credit carryforward	1,685	1,485	1,485
Employee benefit plans	1,701	1,910	1,656
Net capital loss on investments	431	545	545
OREO market value adjustments	392	731	392
OREO expenses	122	202	352
Accrued expenses	163	142	137
Deferred tax assets before valuation allowance	17,698	21,119	26,789
Valuation allowance	(431)	(16,851)	(23,281)
Total deferred tax assets	17,267	4,268	3,508
Deferred tax liabilities:
FHLB stock dividends	$1,337	$1,337	$1,337
Loan origination fees and costs	592	621	666
Net unrealized gain on investments available for sale	—	538	455
Other, net	503	772	1,050
Total deferred tax liabilities	$2,432	$3,268	$3,508
Deferred tax assets, net	$14,835	$1,000	$—

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

The Company's federal net operating loss carryforward was $21.3 million at December 31, 2013 and will begin to expire in 2030. The Company had an alternative minimum tax credit carryforward totaling $1.7 million, with no expiration date.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The deferred tax asset valuation account consisted of the following specific valuation allowances at the dates indicated.

	Charitable Contributions	Other	Total Deferred Tax Asset Valuation
	(In thousands)
Balance at January 1, 2013	$25	$16,826	$16,851
Additions	1	—	1
Deductions	(26)	(16,395)	(16,421)
Balance at December 31, 2013	$—	$431	$431

As a result of the bad debt deductions taken in years prior to 1988, retained earnings includes accumulated earnings of approximately $4.5 million, on which federal income taxes have not been provided. If, in the future, this portion of retained earnings is used for any purpose other than to absorb losses on loans or on property acquired through foreclosure, federal income taxes may be imposed at the then-prevailing corporate tax rates. The Bank does not contemplate that such amounts will be used for any purpose that would create a federal income tax liability; therefore no provision has been made.

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

During the quarter ended June 30, 2013, management determined that a full valuation allowance was no longer appropriate and reversed essentially all of the valuation allowance. In reaching this determination, management considered the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, available tax planning strategies, and projected taxable income. As of December 31, 2013, the Company had cumulative earnings over the recent three year period ended December 31, 2013 and positive trends in earnings and asset quality. The ultimate utilization of deferred tax assets is dependent upon the existence, or generation of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

Note 12 - Regulatory Capital Requirements

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

As of December 31, 2013, according to the most recent notification from the FDIC, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank's category.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual capital amounts and ratios are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013:
Total risk-based capital	$174,732	28.44%	$49,146	8.00%	$61,433	10.00%
Tier 1 risk-based capital	166,988	27.18	24,573	4.00	36,860	6.00
Tier 1 leverage capital	166,988	18.60	35,903	4.00	44,879	5.00

December 31, 2012:
Total risk-based capital	$157,254	27.37%	$45,968	8.00%	$57,461	10.00%
Tier 1 risk-based capital	150,006	26.11	22,984	4.00	34,476	6.00
Tier 1 leverage capital	150,006	15.79	37,995	4.00	47,494	5.00

Note 13 - Commitments and Guarantees

Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to extend credit totaled $35.2 million and $23.3 million at December 31, 2013 and 2012, respectively. Fixed-rate commitments totaled $1.6 million at an interest rate of 4.34% and $7.2 million (interest rates ranged from 2.88% to 5.02%) at December 31, 2013 and 2012, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Parent Company Only Financial Statements

Presented below are the condensed balance sheets, income statements and statements of cash flows for First Financial Northwest.

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2013	2012
	(In thousands)
Assets
Cash and cash equivalents	$84	$11
Interest-bearing deposits	9,127	20,580
Investment in First Savings Bank	164,968	150,761
Investment in First Financial Diversified, Inc.	8,336	11,766
Receivable from subsidiaries	1,536	4,132
Other assets	619	154
Total assets	$184,670	$187,404

Liabilities and Stockholders' Equity
Liabilities:
Payable to subsidiaries	$66	$—
Other liabilities	249	287
Total liabilities	315	287
Stockholders' Equity	184,355	187,117
Total liabilities and stockholders' equity	$184,670	$187,404

FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$27	$58	$93
Other income	12
Total operating income	39	58	93
Operating expenses:
Other expenses	1,756	1,793	672
Total operating expenses	1,756	1,793	672
Loss before provision for federal income taxes and equity in undistributed
earnings of subsidiaries	(1,717)	(1,735)	(579)
Provision for federal income tax expense	(619)	—	—
Loss before equity in undistributed loss of subsidiaries	(1,098)	(1,735)	(579)
Equity in undistributed earnings of subsidiaries	25,563	4,448	4,821
Net income	$24,465	$2,713	$4,242

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$24,465	$2,713	$4,242
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(25,563)	(4,448)	(4,821)
Dividends received from subsidiary	14,491
Stock options and restricted stock expense	48	—	—
Change in deferred tax assets, net	(584)	—	—
Change in receivables from subsidiaries	(12)	—	—
Change in payables to subsidiaries	66		—
Change in other assets	119	(113)	(23)
Changes in other liabilities	(38)	260	(11)
Net cash provided (used) by operating activities	12,992	(1,588)	(613)
Cash flows from investing activities:
Investments in subsidiaries	71	—	(500)
ESOP loan repayment	1,011	963	921
Net cash provided (used) in investing activities	1,082	963	421
Cash flows from financing activities:
Proceeds from exercise of stock options	3,023	—	—
Proceeds for vested awards	1,508	1,427	1,446
Repurchase and retirement of common stock	(28,090)	—	—
Dividends paid	(1,895)	—	—
Net cash used by financing activities	(25,454)	1,427	1,446
Net increase (decrease) in cash	(11,380)	802	1,254
Cash and cash equivalents at beginning of year	20,591	19,789	18,535
Cash and cash equivalents at end of year	$9,211	$20,591	$19,789

Prior year's detail has been reclassified to conform to current year presentation. The result has no impact on net income or change in cash position, or cash balances.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except share data)
Net income	$24,465	$2,713	$4,242
Earnings allocated to participating securities	(150)	(35)	—
Earnings allocated to common shareholders	24,315	2,678	4,242

Basic weighted-average common shares outstanding	16,580,882	17,643,978	17,531,131
Plus common stock options considered outstanding for dilutive purposes
(excludes antidilutive options)	28,985	18,445	3,786
Diluted weighted-average common shares outstanding	16,609,867	17,662,423	17,534,917

Basic earnings per share	$1.47	$0.15	$0.24
Diluted earnings per share	$1.46	$0.15	$0.24

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. There were 1,311,433, 1,398,524 and 1,323,524 anti-dilutive shares outstanding related to options to acquire the Company’s common stock at December 31, 2013, 2012 and 2011, respectively.

According the the provisions of ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. Certain of the Company's nonvested restricted stock awards qualify as participating securities.

Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings or absorb losses. Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

Note 16 - Other Comprehensive Income

The components of accumulated other comprehensive income (loss) included in stockholders’ equity for the periods indicated, are as follows:

	For the Year Ended December 31,
	2013	2012	2010
	(In thousands)
Net unrealized gains (losses) on investments available-for-sale	$(1,324)	$1,537	$1,300
Tax effect	696	789	789
Net of tax amount	$(2,020)	$748	$511

Note 17 - Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last three years.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except share data)
2013
Total interest income	$9,538	$9,684	$9,549	$9,768
Total interest expense	2,149	1,879	1,804	1,694
Net interest income	7,389	7,805	7,745	8,074
Provision (benefit) for loan losses	—	100	—	(200)
Net interest income after provision (benefit) for loan losses	7,389	7,705	7,745	8,274
Total noninterest income	104	155	120	372
Total noninterest expense	5,878	5,306	5,388	4,370
Income before provision (benefit) for income taxes	1,615	2,554	2,477	4,276
Provision (benefit) for federal income tax expense	59	(13,809)	(135)	342
Net income	$1,556	$16,363	$2,612	$3,934

Basic earnings per share (1)	$0.09	$0.96	$0.16	$0.25
Diluted earnings per share (1)	$0.09	$0.95	$0.16	$0.25

2012
Total interest income	$11,162	$10,399	$10,157	$9,748
Total interest expense	3,452	3,138	2,946	2,710
Net interest income	7,710	7,261	7,211	7,038
Provision for loan losses	1,700	650	700	—
Net interest income after provision for loan losses	6,010	6,611	6,511	7,038
Total noninterest income	281	330	107	118
Total noninterest expense	5,621	6,569	7,457	5,645
Income (loss) before provision (benefit) for income taxes	670	372	(839)	1,511
Provision (benefit) for federal income tax expense	48	(999)	(48)	—
Net income (loss)	$622	$1,371	$(791)	$1,511

Basic earnings (loss) per share	$0.04	$0.08	$(0.04)	$0.09
Diluted earnings (loss) per share	$0.04	$0.08	$(0.04)	$0.09

2011
Total interest income	$13,709	$13,247	$12,450	$11,646
Total interest expense	5,089	4,803	4,570	4,023
Net interest income	8,620	8,444	7,880	7,623
Provision for loan losses	1,200	1,600	1,300	600
Net interest income after provision for loan losses	7,420	6,844	6,580	7,023
Total noninterest income	596	826	556	555
Total noninterest expense	6,582	6,412	6,513	6,651
Income before provision for income taxes	1,434	1,258	623	927
Provision for federal income taxes	—	—	—	—
Net income	$1,434	$1,258	$623	$927

Basic earnings per share	$0.08	$0.07	$0.04	$0.05
Diluted earnings per share	$0.08	$0.07	$0.04	$0.05
(1) Basic and diluted earnings per share may not equal year-to-date total due to rounding.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2013 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) concluded that, as of December 31, 2013, First Financial Northwest's disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to First Financial Northwest management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

First Financial Northwest's management assessed the effectiveness of First Financial Northwest's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on that assessment, First Financial Northwest's management believes that, as of December 31, 2013, First Financial Northwest's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2013, which is included in Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2013 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Information regarding each of the directors of First Financial Northwest is set forth below.

Directors Whose Terms Expire in 2014

Dr. Gary F. Kohlwes, age 77, serves as Chairman of First Financial Northwest and First Savings Bank, positions he has held since March 20, 2013 and September 1, 2013, respectively. He is also Chairman of First Financial Northwest’s Audit/Compliance/Risk Committee and has served as a director of First Financial Northwest, First Financial Diversified and the Bank since the companies were established in 2007 as part of the mutual to stock conversion process. Prior to the conversion, he held the same positions with First Financial Holdings, MHC, First Financial of Renton and First Savings Bank of Renton. He has served as a director of First Savings Bank since 1977. He was appointed in 1982 to the board position of Secretary, a position he held until May 2011. Dr. Kohlwes retired in 1997 after 40 years in education with the last 23 years as Superintendent of Public Schools for the Renton School District. Since 1963, he has also owned, operated and managed commercial fishing business in Naknek, Alaska. Dr. Kohlwes is a member of the Board of Directors of Washington Pacific Insurance, SPA, a UW Medicine Board member and Valley Medical Center Trustee. He is a past president and a current member of the Renton Rotary Club, past President and founding director of the Renton Community Foundation and a past elected Commissioner of Valley Medical Center. In addition, Dr. Kohlwes is a Trustee of the First Financial Northwest Foundation and serves as its Executive Director.

Joseph W. Kiley III, age 58, has served as President and Chief Executive Officer of First Financial Northwest since September 1, 2013, a director of First Financial Northwest and First Financial Diversified since December 31, 2012, and President, Chief Executive Officer and director of the Bank since September 17, 2012. He previously served as President, Chief Executive Officer and director of Frontier Bank, F.S.B., Palm Desert, California, and its holding company, Western Community Bancshares, Inc. Mr. Kiley has over 20 years of executive experience at banks, thrifts and their holding companies that includes serving as president, chief executive officer, chief financial officer and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from the California State University, Chico and is former California certified public accountant. Mr. Kiley is an active member of the Renton Rotary and is a director with the Greater Renton Chamber of Commerce.

Richard P. Jacobson, age 50, has served as Chief Operating Officer and a director of First Financial Northwest and First Financial Diversified since September 1, 2013, Chief Financial Officer of First Financial Northwest and the Bank and a director of the Bank since August 9, 2013, and Chief Operating Officer of the Bank since July 9, 2013. Mr. Jacobson has over 25 years of banking experience, having served as a consultant to First Financial Northwest from April 2010 to April 2012 and as a mortgage loan originator in Palm Desert, California from April 2012 until July 2013.  Prior to that, Mr. Jacobson had been employed by Horizon Financial Corp. and Horizon Bank, Bellingham, Washington since 1987, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp. and Horizon Bank since 2008.  Prior to being appointed as President and Chief Executive Officer of Horizon Financial Corp. and Horizon Bank, Mr. Jacobson was Chief Financial Officer from March 2000 until October 2008.  From 1987 until 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of Washington. In addition, Mr. Jacobson graduated with honors from the American Banker Association’s National School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary club and has served on the boards of the United Way, Boys and Girls Club and Junior Achievement.

Director Whose Term Expires in 2015

Daniel L. Stevens, age 70, was appointed as a director of First Financial Northwest, First Financial Diversified and the Bank effective as of January 1, 2012. Mr. Stevens is Chairman of the Board of Home Federal Bancorp, Inc. and Home Federal Bank, Boise, Idaho, positions he has held since 2004 and 1999, respectively. He served as President and Chief Executive Officer of Home Federal Bancorp, Inc. from 2004 to January 2008. He also served as Chief Executive Officer of Home Federal Bank from 1995 to January 2008, and as President of Home Federal Bank from 1995 to September 2006. Mr. Stevens worked in the financial services industry for over 35 years and served as an executive officer or chief executive officer for four other mutual and stock thrifts during his career. He is past Vice Chairman of the Board of Directors of the Federal Home Loan Bank of Seattle. He served as the Chairman of the Audit Committee and a member of the Financial Operations Committee of the Federal Home Loan Bank of Seattle. Mr. Stevens was a director of the Federal Home Loan Bank of Seattle from 1996 until 2004. He served as a director of America’s Community Bankers, served on America’s Community Bankers’ Federal Home Loan Bank System Committee, chaired the America’s Community Bankers Credit Union Committee, and was First Vice Chair of America’s Community Bankers COMPAC Board of Governors until the merger of America’s Community Bankers and the American Bankers Association in 2007. He is a Past Chairman of the Board of the Idaho Bankers Association, a past Chairman of the Board of Directors and Executive Committee of the Boise Metro Chamber of Commerce, and a former director of the Midwest Conference of Community Bankers. He is the former director of the Boise State University Foundation, and past Chairman of the United Way of Treasure Valley and the Nampa Neighborhood Housing Services Board of Directors.

Directors Whose Terms Expire in 2016

Gary F. Faull, age 69, serves as a director of First Financial Northwest, First Financial Diversified and the Bank, positions held since the companies were established in 2007 as part of the mutual to stock conversion process. Prior to the conversion, he served as a director of First Financial Holdings, MHC, First Financial of Renton and First Savings Bank of Renton. Mr. Faull has served as a director of the Bank since 1999. He is an attorney and has been self-employed since 1974 in the law firm of Gary F. Faull Law Offices. Mr. Faull is a member of the Renton Rotary Club, the Greater Renton Chamber of Commerce, Veterans of Foreign Wars, having served in Vietnam and earning a Bronze Star and a Combat Infantryman’s Badge, a past director of the Renton Community Foundation and a past president of the South King County Bar Association. Mr. Faull is also a Trustee of the First Financial Northwest Foundation and serves as its Secretary.

Joann E. Lee, age 58, serves as a director of First Financial Northwest, First Financial Diversified and the Bank, as well as Chair of First Financial Northwest’s Compensation and Awards Committee, positions held since the companies were established in 2007 as part of the mutual to stock conversion process. She was appointed Secretary of First Financial Northwest as of May 2011. Ms. Lee is also the Board’s designated Financial Expert serving on the Audit/Compliance/Risk Committee. Prior to the conversion, she served as a director of First Financial Holdings, MHC, First Financial of Renton and First Savings Bank of Renton since 2005. Ms. Lee is a Certified Public Accountant and has been the owner of Joann Lee & Associates, CPAs since 2002. Prior to that, Ms. Lee spent 11 years as a Certified Public Accountant, including an eight year career with the independent public accounting firm of RSM McGladrey. She also served as their Director of the Small Business Division, Puget Sound Region. Ms. Lee is a past president and current Board member of the Renton Rotary Club, and past member of Renton YMCA Board of Directors. She is also a member of the Renton Communities in Schools, Greater Renton Chamber of Commerce and a past president and director of the Renton Technical College Foundation. In addition Ms. Lee serves as a Trustee of the First Financial Northwest Foundation and serves as its Treasurer.

Kevin D. Padrick, age 58, was appointed as a director of First Financial Northwest, First Financial Diversified and the Bank effective as of March 14, 2013. Mr. Padrick is a lawyer and Senior Principal and co-founder of Obsidian Finance Group, LLC, a hybrid financial advisory and investment firm based in Lake Oswego, Oregon. Prior to founding Obsidian Finance Group, LLC, Mr. Padrick was a partner with the law firm, Miller Nash, LLP, where he chaired the insolvency department and represented debtors, secured and unsecured creditors, and creditors’ committees. He received Bachelor of Science degrees in mathematics and psychology, and Master of Business Administration and Juris Doctor degrees from the University of Santa Clara.

Director Qualifications and Experience

The following table identifies the experience, qualifications, attributes and skills that the Nominating Committee considered in making its decision to nominate directors to the Board of Directors of First Financial Northwest. The fact that a particular attribute was not considered does not mean that the director lacks such an attribute.

	Faull	Jacobson	Kiley	Kohlwes	Lee	Padrick	Stevens
Experience, Qualification, Skill or Attribute
Professional standing in chosen field	x	x	x	x	x	x	x
Expertise in financial services or related industry		x	x		x	x	x
Certified public accountant or financial expert		x	x		x
Attorney	x					x
Civic and community involvement	x		x	x	x	x
Leadership and team building skills	x	x	x	x	x	x	x
Diversity by race, gender or culture					x
Specific skills/knowledge:
Finance	x	x	x	x	x	x	x
Technology						x
Marketing	x				x	x	x
Public affairs	x			x	x		x
Human resources	x	x	x	x	x	x	x
Governance		x	x	x		x	x
Compensation	x	x	x	x	x	x	x

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of First Financial Northwest’s common stock to report their initial ownership of the common stock and any subsequent changes in that ownership to the SEC. Directors, executive officers and greater than 10 percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. The SEC has established filing deadlines for these reports and we are required to disclose in this Annual Report on Form 10-K any late filings or failures to file. Based solely on our review of the copies of such forms we have received and written representations provided to us by the above referenced persons, we believe that, during the fiscal year ended December 31, 2013, all filing requirements applicable to our reporting officers, directors and greater than 10 percent shareholders were properly and timely complied with, except for one late filing on Form 3 covering one transaction by Mr. Clariza.

Item 11. Executive Compensation

Compensation Discussion and Analysis

In this section, we will give an overview of our compensation program, the material compensation decisions we have made under the program and the material factors that we considered in making those decisions. Following this discussion, in the section entitled “Executive Compensation,” we provide a series of tables containing specific information about the compensation earned or paid to the following officers, who are known as our named executive officers:

Joseph W. Kiley III, President and Chief Executive Officer
Richard P. Jacobson, Chief Operating Officer and Chief Financial Officer
Herman L. Robinson, Senior Vice President and Chief Credit Officer
Simon Soh, Senior Vice President and Chief Lending Officer
Ronnie Clariza, Senior Vice President and Chief Risk Officer
Victor Karpiak, former President and Chief Executive Officer
Kari A. Stenslie, former Vice President and Chief Financial Officer

All compensation matters concerning our executive and non-executive officers are made at the sole discretion of the Compensation and Awards Committee which is comprised of all independent directors. Compensation determinations are made based on the Compensation and Awards Committee’s independent review of management recommendations and peer group surveys, for both base salary and total compensation. The peer group data is derived from the Northwest Financial Industry Survey prepared by Milliman, Inc., a global firm of consultants and actuaries serving the full spectrum of business, governmental and financial organizations since 1947, and in association with the Washington Bankers Association and the Oregon Bankers Association. In addition, the Compensation and Awards Committee engaged a compensation consultant in 2013 to review officer and non-officer compensation. The results of this review are discussed below.

The Chief Executive Officer’s role is limited to providing information regarding the executive and non-executive officers to the Compensation and Awards Committee Chair, which includes salary and bonus histories for the past three years, performance highlights, level of responsibility and compensation recommendations for each officer. The Chief Executive Officer does not provide any recommendation with respect to his individual compensation. Following receipt of this information, the Compensation and Awards Committee Chair reviews the selected materials along with supplemental information independently acquired. The Chair's analysis is then incorporated into a summary packet which is provided to the Compensation and Awards Committee for their review prior to a regularly scheduled meeting. At the Committee meeting, the Chair makes salary and bonus recommendations which are considered by the Committee, however, the Compensation and Awards Committee makes the final decision and may adjust the compensation levels until a unanimous agreement is reached. In its deliberations, the Compensation and Awards Committee focuses on corporate performance, position emphasis, retention issues and management development. To further supplement its analysis, the Compensation and Awards Committee uses the services of compensation consultants on an as needed basis.

The discussion below is intended to help understand the detailed information provided in the executive compensation tables and put that information into context within our overall compensation program.

2013 Compensation Highlights.

The Board of Directors of First Financial Northwest, at its January 2013 meeting, elected to freeze the Pentengra Defined Benefit Plan effective, March 31, 2013. Freezing the plan eliminates all future benefit accruals for employees. Each employee’s accrued benefit was determined as of March 31, 2013.

In 2013, the Compensation and Awards Committee retained the services of a consulting firm, third party compensation specialist, Meyer-Chatfield Compensation Advisors, Inc. They were engaged to initially review non-officer incentive plans, which is still in progress in early 2014, as well as, analyze officer cash and incentive plans. Meyer Chatfield is currently performing a full market, industry-specific, benchmarking analysis of the Company’s incentive plans for both officers and non-officers, and will continue to review cash compensation for our officers to ensure competitive compensation within our industry.

Additionally, in 2013, the Board and management also took steps to control health care costs in 2014, and beyond, by engaging Kibble and Prentice, an employee benefits consulting firm. Kibble and Prentice conducted a full market review to ensure competitive rates and benefit plan options for all employees and dependents. On January 1, 2014, First Savings Bank implemented new healthcare benefit plans that not only meet the Affordable Health Care Act requirements, but also offer more cost effective options to employees, including additional benefit offerings in 2014 as outlined below. In 2013, First Savings Bank also eliminated its major medical program as a cost savings measure, and implemented a competitive long-term and short-term disability coverage benefit program in 2013.

Compensation Philosophy and Objectives. Our overall goal in compensating executive officers is to attract, retain and motivate key executives of proven ability who are critical to our future success. We believe that short-term incentive compensation paid to executive officers should be directly aligned the Bank's performance and that compensation should be structured to ensure achievement of financial and operational goals along with other factors that impact corporate value. Our long-term incentive is in the form of an employee stock option plan, which is tied to longevity.

Our compensation decisions with respect to executive officer salaries and incentive compensation, are influenced by: (1) the executive’s level of responsibility and function within the organization; (2) the overall performance and profitability of First Savings Bank; and (3) our assessment of the competitive marketplace, including other peer companies. Our philosophy is to focus on total direct compensation opportunities through a mix of base salary and annual incentive compensation.

Compensation Program Elements. The compensation program for executive officers consists of the elements described below.

Pay Element	What It Rewards	Purpose

Base Salary	Core competence in the executive’s role relative to skills, experience and contributions to First Financial and First Savings Bank	Provide fixed compensation based on competitive market price

Annual Incentive Compensation	Contributions toward First Savings Bank’s achievement of specified pre-tax profit	Provides annual performance based cash incentive compensation

Long-term Incentive (Equity-based) Compensation	Management development through retention and attracting new talent	Provides resources for implementation of corporate objectives, goals and growth strategies

Retirement Benefits	Executive officers are eligible to participate in employee benefit plans available to our eligible employees, including both tax- qualified and nonqualified retirement plans

	The Chief Executive Officer has a supplemental retirement agreement, which entitles him to additional retirement benefits subject to meeting certain minimum age and service requirements	Provides a long-term incentive for the retention of key officers

Additional Benefits and Perquisites	Executives participate in employee benefit plans, including pay protection via disability pay, generally available to our employees, including medical insurance	These benefits are a part of our broad-based total compensation program

	The Chief Executive Officer and the Chief Financial Officer/Chief Operating Officer receive a car allowance	Assists in executive responsiveness for community based travel requirements

The Compensation and Awards Committee of First Savings Bank has the responsibility for establishing and reviewing our compensation philosophy and objectives. In this role, the Committee has sought to design a compensation structure that attracts and retains qualified and experienced officers and, at the same time, is reasonable and competitive. Although First Savings Bank became a stock savings bank as a result of the mutual holding company reorganization in 2002, compensation paid to employees, officers and directors has consisted primarily of cash compensation, salary and bonuses, and retirement benefits. In 2008, shareholders approved our 2008 Equity Incentive Plan and we expected that equity-based compensation would be a more significant component of management development in the future. As a result of the challenging operating environment over the past several years, equity compensation has been awarded primarily to new or newly-promoted officers.

Pay Philosophy and Competitive Standing. In general, we seek to provide competitive pay by targeting the 50th-75th percentile relative to a peer group for total compensation opportunities, including salaries and incentive compensation. It is First Saving Bank’s intent to achieve an effective efficiency ratio, excellent asset quality, and a satisfactory regulatory standing; therefore, in the future, we will emphasize performance-based compensation over a fixed-salary pay structure.

With the assistance of Milliman, Inc., we receive and analyze competitive market data contained in the Northwest Financial Industry Salary Survey every year. The data is independently collected by Milliman and represents approximately 101 Northwest financial institutions ranging in asset size from $40 million to $11.0 billion. The data is then grouped by collective asset sizes with the information adequately reflecting the complexities and compensation levels of peer group institutions. We compare compensation paid to our named executive officers with compensation paid to executive officers in comparable positions at similar size stock and mutual institutions. During 2013 (latest data available), Our peer group consists of the following financial institutions with locations in Western Washington and Oregon:

Bank of the Cascades	Pacific Continental Bank
Bank of the Pacific	Peoples Bank
First Federal of Port Angeles	Riverview Community Bank
Heritage Bank	Skagit State Bank
Home Federal Bank	Timberland Bank
Kitsap Bank	Whidbey Island Bank
Olympia Federal

The peer group institutions range in asset size from $588 million to $1.7 billion, with an average asset size of approximately $998 million. The peer group was selected based on asset size and geographic location.

Base Salary. The Chief Executive Officer makes initial base salary recommendations for employees to the Compensation and Awards Committee Chair that are based on individual salary history and the peer group data contained in the survey prepared by Milliman. Given the independence of the data on which these recommendations are made, historically there have been only slight modifications by the Compensation and Awards Committee. For 2013, the Compensation and Awards Committee reviewed the recommendations and established executive management salaries in accordance with its independent philosophy. For 2013, the Compensation and Awards Committee determined the base salaries of Messrs. Robinson, Soh and Clariza and submitted these determinations to the full Board of Directors for review. Messrs. Kiley and Jacobson’s base salary was determined as part of the recruiting process. Mr. Kiley did not participate in Board discussions regarding his own compensation. In setting base salaries, the Compensation and Awards Committee used the information provided by Milliman, and also considered each executive’s experience and tenure, our overall annual budget for merit increases and the executive’s individual performance and changes in responsibility. The determination of the named executive officers’ base salaries is a subjective determination with no specific criteria considered and, consequently, no particular weight is given to any single factor. The 2013 base salary for Mr. Clariza is $140,000, and in early 2014, salaries for Messrs. Robinson and Soh were raised to $210,000 and $200,000, respectively. The Compensation and Awards Committee believes that the base salaries paid to each member of the senior management team is commensurate with the individual’s duties, performance and range for the industry compared to our peer group. Salary levels are reviewed annually and base salary is not targeted at any particular percentage of total compensation.

Annual Incentive Compensation. The Annual Incentive Plan is intended to provide executive officers and staff with an opportunity to earn annual cash incentives based on our corporate performance as measured by our earnings, asset quality, loan growth, financial condition and satisfactory regulatory standing. The annual cash incentive payments are determined at the discretion of the Compensation and Awards Committee, based on the recommendations of the Chief Executive Officer. In recent years, the downturns in economy and poor asset quality had impacted negatively earnings. Accordingly, incentive payments were not awarded to any staff or executive officer from 2009 to 2012. However, as a result of the new management team's efforts towards First Financial Northwest’s return to profitability in 2013, its improved asset quality and complete removal of regulatory directives, the Compensation and Awards Committee approved a discretionary bonus for all employees as of December 31, 2013. The Compensation and Awards Committee is currently considering whether to re-institute the Annual Incentive Plan for future fiscal years.

Long-term Incentive Compensation. A key component of management stability and institutional growth is the ability of a company to provide long-term incentives for its personnel. In 2008, the Board of Directors adopted the 2008 Equity Incentive

Plan, which was then approved by shareholders. Under the plan, directors, officers and employees may receive awards of stock options, stock appreciation rights, restricted stock and restricted stock units. We believe that stock ownership by our officers is a significant factor in aligning the interests of the officers with those of shareholders. The ability to offer equity-based compensation provides a means for attracting and retaining directors and employees, and also provides an incentive to directors and officers to improve the long-term performance and market value of First Financial Northwest. Equity-based compensation serves as a long-term incentive because it has a five-year vesting schedule.

The 2008 Equity Incentive Plan is administered by the Compensation and Awards Committee, which makes all awards under the plan. The Committee makes its determinations on a discretionary basis, giving consideration to the following factors: corporate performance, contributory value, and anticipated future management role with respect to developing and implementing corporate objectives, financial goals and growth incentives. In 2013, Mr. Jacobson was granted 25,000 shares of restricted stock and 60,000 stock options as part of his employment package. Mr. Kiley was granted 50,000 shares of restricted stock and 50,000 stock options as part of his employment agreement in September 2012 and was granted another 50,000 stock options in September 2013. The Compensation and Awards Committee anticipates utilizing available awards primarily as part of incentive packages to attract additional senior management personnel, when appropriate.

Retirement Benefits. First Financial maintains, as part of its retirement benefit programs, the First Savings Bank Northwest Savings Plan (the “401(k) plan”) for the benefit of eligible employees, including the named executive officers, of First Financial and its subsidiaries, First Savings Bank and First Financial Diversified. The 401(k) plan is intended to be a tax-qualified retirement plan under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Employees of First Financial Northwest and its subsidiaries are eligible to participate in the 401(k) plan on the 1st of the month, following 60 days from hire. Generally, participants direct the investment of the plan assets.

For 2013, participants could contribute up to $17,500 of their annual compensation through a pre-tax salary reduction election. Participants 50 years of age or more could elect to make an additional $5,500 pre-tax salary reduction election. First Financial Northwest matches the first six percent of a participant’s pre-tax salary reduction contribution at the rate of 50 percent. To be eligible for a matching contribution, the participant must be actively employed during the pay period for which the match is allocated. Participants are at all times 100 percent vested in their salary reduction contributions; however, their related matching contributions are subject to a five-year vesting period with 20 percent vesting each year. For the fiscal year ended December 31, 2013, First Financial Northwest incurred a matching contribution-related expense of $155,000 in connection with the 401(k) plan. For the 401(k) plan’s fiscal year ended December 31, 2013, employees contributed $510,600 to the 401(k) plan.

First Savings Bank is a participating employer in a multiple-employer defined benefit plan (the “pension plan”), which provides a benefit upon retirement to eligible employees. The Board voted to freeze all accumulated pension plan benefits as of March 31, 2013, which means that employees with less than one year of service as of that date or new employees hired subsequently will not be eligible to participate in the plan and no new benefits will accrue to current participants under the plan after that date. Upon completion of five years of employment with First Financial Northwest or its subsidiaries, a participant is 100 percent vested. There is no provision for partial vesting. A participant’s full benefit under the pension plan is payable at age 65 with at least five years of benefit service, which is considered normal retirement. Early retirement benefit payments are available under the pension plan to participants upon attainment of age 45 and completion of five years of benefit service.

First Savings Bank also maintains an executive supplemental retirement plan for the benefit of certain executives. The plan is intended to provide supplemental benefits upon normal retirement or death prior to retirement. The Bank entered into a participation agreement under the plan with Mr. Kiley effective July 1, 2013. The agreement provides for an annual pension of $28,000 if he is employed by First Savings Bank upon attaining age 65.

Additional Benefits and Perquisites. At First Financial Northwest, an important part of our total compensation plan is the employee benefits program. We offer a comprehensive and flexible benefits plan on a non-discriminatory basis to support the basic health, welfare and retirement needs of all of our employees, including our named executive officers. The elements of the benefits plan include group policies for medical/dental/vision plans, paid time off (“PTO”) for vacation and illness, disability, life insurance, FSA/HSA pre-tax savings accounts, tuition reimbursement, bereavement leave and training. In January 2014, our benefit plans were changed to more cost effective offerings, with two choices: a base qualified, high-deductable health plan, which is at no cost to the employee, and a base buy-up option, the difference of which is charged to the employee. Additionally, employees are responsible for 50 percent of their dependent’s premiums. The Chief Executive Officer and Chief Financial Officer/Chief Operating Officer receive an automobile allowance. The Compensation and Awards Committee believes this benefit is appropriate because it assists them in fulfilling their employment obligations.

The named executive officers, along with all eligible employees, participate in our ESOP. Each eligible participant is allocated the same proportion that the participant’s compensation for the plan year bears to the total compensation of eligible participants for that year, subject to certain limitations regarding how much compensation is taken into account and how much can be allocated to a participant for a year.

Additional Considerations. Market data, individual performance, retention needs and internal pay equity have been the primary factors considered in decisions to materially adjust compensation. The accounting and tax treatment of compensation generally has not been a factor in determining the amounts of compensation for our executive officers. However, the Compensation and Awards Committee and management have considered the accounting and tax impact of various program designs to balance the potential cost to First Financial with the value to the employee.

Role of Executive Officers in Determining Compensation. Our Chief Executive Officer recommends to the Compensation and Awards Committee Chair base salary and actual bonus payouts for our named executive officers and all other officers (other than himself). Our Chief Executive Officer makes these recommendations to the committee based on data and analysis provided by Milliman in association with the Washington Bankers Association and the Oregon Bankers Association, qualitative judgments regarding individual performance and input from officers at all levels of management throughout the Bank. Our Chief Executive Officer is not involved with any aspect of determining his own compensation as that function is performed by the Compensation and Awards Committee utilizing independent data contained in the Northwest Financial Industry Salary Survey prepared by Milliman in association with the Washington Bankers Association and the Oregon Bankers Association.

The compensation paid to Mr. Kiley is determined by the Compensation and Awards Committee based upon, among other factors, a review of First Savings Bank’s performance in comparison to the peer group included in the Northwest Financial Industry Salary Survey prepared by Milliman. The final compensation level is based on the peer group analysis contained in the survey and consideration is also given to First Savings Bank’s asset size, balance sheet complexity, corporate direction and management structure. No particular weight is given to any of these factors by the Compensation and Awards Committee and the final compensation level is based on a subjective determination by the Compensation and Awards Committee. Mr. Kiley’s compensation was determined as part of a competitive recruiting process that involved the advice of an executive search firm.

Shareholder Votes on Executive Compensation

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we were required to include in our 2011 annual meeting proxy statement and present at the 2011 annual meeting two non-binding shareholder resolutions on executive compensation. The first resolution, also known as a say-on-pay vote, asked the shareholders to approve on an advisory basis the compensation of our named executive officers as disclosed in last year’s proxy statement. The second resolution allowed shareholders to cast an advisory vote on how often future shareholder votes on executive compensation should be held. Approximately 57 percent of the shares present at the meeting voted in favor of holding an annual vote on executive compensation. Although the shareholder vote on the frequency of future votes on executive compensation was non-binding, the Board of Directors and Compensation and Awards Committee heeded shareholder opinion and will present an advisory vote to approve executive compensation annually. We will continue to hold annual advisory votes until the Board and Compensation and Awards Committee decide to hold the next shareholder advisory vote on the frequency of advisory votes, which must occur at least once every six years. The advisory vote to approve executive compensation will be included in the proxy statement for the 2014 annual meeting of shareholders.

Nearly 67 percent of the shares present at the 2013 annual meeting voted in favor of approving the compensation of the named executive officers as disclosed in the proxy statement. The Compensation and Awards Committee considered this vote as affirming its approach to executive compensation and used a similar approach as the prior year when it met to analyze and establish appropriate levels of 2014 executive compensation.

Compensation and Awards Committee Report

The Compensation and Awards Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis contained above with management. Based on the Committee’s review and the discussion with management with respect to the Compensation Discussion and Analysis, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The foregoing report is provided by the following directors, who were the members of the Compensation and Awards Committee:

Joann E. Lee (Chair)            Gary F. Faull
Robert L. Anderson             Dr. Gary F. Kohlwes
Kevin D. Padrick                Daniel L. Stevens

Compensation Policies and Risk

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on First Financial. In addition, the Compensation and Awards Committee believes that the mix and design elements of the executive compensation package do not encourage management to assume excessive risks. As described in our Compensation Discussion and Analysis, compensation decisions are subjective, based on peer group compensation data, institutional profitability, management development, market measurements and overall corporate performance. The primary objective of the Compensation and Awards Committee is for management to be fairly compensated. We have accomplished this by maintaining base salaries in the upper tier range of published peer groups, by providing excellent employee medical and other related benefits, by granting personal days off and by offering participation in our ESOP.

Incentive compensation remains subjective and is typically determined by the Compensation and Awards Committee after their analysis of profitability, asset quality trends, peer group performance, satisfactory regulatory standing and current market conditions. Excessive risk- taking is further mitigated in that total incentive compensation reflects a percentage of net income as a basis of the bonus pool and further limitations include using a percentage of base salary as a maximum, with other restrictions in place for highly compensated individuals. This approach ensures that every employee benefits from the performance of First Financial.

Executive Compensation

Summary Compensation Table. The following table shows information regarding compensation paid to our named executive officers in the years ended December 31, 2013, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation ($)(3)	Total ($)

Joseph W. Kiley III (4)	2013	425,000	42,500	--	229,192	246,550	37,100	980,342
President and Chief	2012	123,958	--	400,500	128,885	--	13,650	666,993
Executive Officer

Richard P. Jacobson (5)	2013	126,000	13,200	272,000	178,086	--	13,177	602,463
Chief Operating Officer and
Chief Financial Officer

Herman L. Robinson	2013	200,000	35,000	--	--	3,000	47,358	285,358
Senior Vice President and	2012	200,000	--	--	--	29,000	44,462	273,462
Chief Credit Officer	2011	200,000	--	--	--	16,000	21,559	237,559

Simon Soh (6)	2013	190,000	19,000	--	--	--	44,943	253,943
Senior Vice President and	2012	153,133	--	260,480	131,275	12,000	27,758	584,646
Chief Lending Officer

Ronnie Clariza (7)	2013	125,000	12,500	--	--	-- (8)	27,928	165,428
Senior Vice President and
Chief Risk Officer

Victor Karpiak (9)	2013	125,000	--	--	--	221,635	134,932	481,567
Former President and	2012	365,975	--	--	--	295,548	50,798	712,321
Chief Executive Officer	2011	396,300	--	--	--	578,476	42,211	1,016,987

Kari A. Stenslie (10)	2013	127,500	--	--	--	-- (11)	49,322	176,822
Former Vice President and	2012	180,000	--	--	--	39,000	40,607	259,607
Chief Financial Officer	2011	180,000	--	--	--	39,000	30,540	249,540
____________

(1)
Represents the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board Accounting Standards Topic 718, “Compensation - Stock Compensation.” For a discussion of valuation assumptions, see Note 10 of the Notes to Consolidated Financial Statements in First Financial’s Annual Report on Form 10-K for the year ended December 31, 2013.

(2)
Unless noted otherwise, reflects the increase in actuarial present values of each executive officer’s accumulated benefits under our Pension Plan and with respect to Messrs. Kiley and Karpiak, our Supplemental Retirement Plan. These values are set according to accounting requirements and do not reflect any increases in the officer’s benefit upon retirement.

(3)	Please see the table below for more information on the other compensation paid to our named executive officers in 2013.
(4)	Mr. Kiley was hired effective September 17, 2012.
(5)	Mr. Jacobson was hired effective July 9, 2013.
(6)	Mr. Soh was not a named executive officer in 2011.
(7)	Mr. Clariza was not a named executive officer in 2012 or 2011.
(8)	The present value of the accumulated benefit under Mr. Clariza’s pension plan account decreased by $17,000 in 2013.
(9)	Mr. Karpiak retired effective September 1, 2013.
(10)	Ms. Stenslie separated from First Financial effective September 15, 2013.
(11)	The present value of the accumulated benefit under Ms. Stenslie’s pension plan account decreased by $14,000 in 2013.

Change in Pension Value and Nonqualified Deferred Compensation Earnings. This section describes the method of calculating the amounts in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column in the table above and explains the relevance of these amounts. The values in this column represent the change in the present value from the prior year of the funds necessary to fully fund the pension and deferred compensation arrangements for the named executive officers. The calculations are dictated by accounting principles and are significantly impacted by changes in interest rates. An independent company administers the plans and calculates the actuarial present values, including the estimated interest rate used in the calculation.

In an attempt to better illustrate this topic, consider the following example: assume First Financial has an agreement in place with an executive officer that provides the officer with a retirement benefit of $50,000 for a period of 10 years following retirement. If interest rate assumptions were not part of the equation, First Financial would need to ensure that it had $500,000 available ($50,000 per year times 10 years of retirement payments) to disburse to the officer over the 10 year period. In this example, First Financial would accrue for that benefit each year to ensure it will have exactly $500,000 at the officer’s retirement date. However, because interest rates are required to be part of the equation (and rates are above zero), it is assumed that there will be interest earned on the retirement funds, both during the time of the executive officer’s employment and during the post-retirement payout period. Therefore, the amounts necessary to be set aside to fully fund the retirement obligation are lower (in some cases, significantly lower) when interest rates are part of the equation, because actual interest earned to partially fund the retirement payments is lower than those used to calculate the minimum required contribution. When interest rates fluctuate from year to year, the amount of minimum required contribution changes and can change dramatically. When rates decline during the year, more money needs to be set aside by First Financial since less interest will accrue to the funds, and when interest rates increase, lower amounts are necessary.

In the Summary Compensation Table, the leveling of the interest rate assumptions used for 2013 compared to 2012 resulted in a reduction in the change in accumulated pension benefits compared to 2012. In the case of Mr. Karpiak, the sustained higher level of interest rates resulted in the present value of accumulated benefits for his pension and Supplemental Retirement Agreement decreasing by $247,000 for 2013 from 2012 and increasing by $287,000 for 2012 from 2011.

All Other Compensation. The following table sets forth details of “All other compensation,” as presented above in the Summary Compensation Table. The amounts reflected constitute contributions by First Financial Northwest or First Savings Bank for 2013.

Name	401(k) Plan Contribu-tion ($)	ESOP Contribu-tion ($)	Company Car Allow-ance ($)	Housing ($)	Dividends on Unvested Restricted Stock ($)	Severance Compen-sation ($)	Board Fees ($)	Total ($)

Joseph W. Kiley III	--	--	10,800	25,500	5,600	--	--	37,100
Richard P. Jacobson	1,177	--	2,500	4,000	2,000	--	--	13,177
Herman L. Robinson	5,295	40,271	--	--	1,792	--	--	47,358
Simon Soh	5,444	35,915	--	--	3,584	--	--	44,943
Ronnie Clariza	3,894	23,522	--	--	512	--	--	27,928
Victor Karpiak	1,574	--	--	--	768	103,500	28,550	134,932
Kari A. Stenslie	3,808	--	--	--	512	45,002	--	49,322

Employment Agreements. First Savings Bank entered into an amended employment agreement with Joseph Kiley and an initial employment agreement with Richard Jacobson on December 2, 2013. Mr. Kiley’s agreement is retroactive to the date of the original agreement of August 14, 2012, and Mr. Jacobson’s agreement is effective as of July 9, 2013, the date he was hired. The agreements each have an initial term of three years and on each anniversary of the effective date of the agreement, the term of the agreement will be extended for an additional year, provided that within the 90 day period ending on such anniversary, the Bank’s Board of Directors does not inform the executive in writing that the agreement will not be extended. The agreements provide for an annual base salary of $425,000 for Mr. Kiley and $264,000 for Mr. Jacobson. Mr. Kiley’s salary shall be reviewed by the Bank’s Board of Directors each December during the term of the agreement. Under the agreements, the executives are eligible to participate in all Bank plans relating to retirement, thrift, profit-sharing, savings, group or other life insurance, hospitalization, medical and dental coverage, travel and accident insurance, education, cash bonuses, and other retirement or employee benefits or combinations thereof in which the Bank’s executive officers are eligible to participate. Mr. Kiley’s agreement and Mr. Jacobson's job offer letter provide for temporary housing, relocation expenses and an automobile allowance. The employment agreements provide that compensation may be paid in connection with the termination of the executive’s employment under a variety of scenarios, as described below under “Potential Payments Upon Termination.”

Transition and Separation Agreements. On August 10, 2012, First Financial, First Savings Bank and First Financial Diversified entered into a transition agreement with Victor Karpiak to facilitate executive succession in connection with his proposed retirement. The agreement defined Mr. Karpiak’s responsibilities and compensation during the transition period, effective with his resignation on September 17, 2012 as President and Chief Executive Officer of First Savings Bank and concluding with his retirement. Under the agreement, on September 17, 2012, Mr. Karpiak began a reduced work schedule that corresponded to his obligations under the transition agreement. Until his retirement on September 1, 2013, Mr. Karpiak’s annualized salary was $125,000 under the transition agreement. In addition, the transition agreement provided that Mr. Karpiak would continue to be compensated as a director and Chairman of First Savings Bank in compliance with the procedures for compensating directors described in “Directors’ Compensation.”

In connection with Mr. Karpiak’s retirement, First Financial, First Savings Bank and First Financial Diversified entered into a separation agreement with him, effective September 1, 2013. Under the agreement, the employment agreement between Mr. Karpiak and the Bank and the transition agreement described above terminated as of September 1, 2013.  The separation agreement provides that Mr. Karpiak receive severance compensation in an amount of $181,106, payable until March 31, 2014 in equal amounts each payroll period in accordance with the Bank’s regular payroll practices.  In addition, the agreement also provides that Mr. Karpiak will receive, from September 1, 2013 until March 31, 2014, substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) on the same terms as if he had not terminated employment.  The agreement also provides that Mr. Karpiak was fully vested in the benefit under his executive supplemental retirement agreement as of September 1, 2013.  Between September 1, 2013 and March 31, 2014, Mr. Karpiak has agreed to be available to First Financial, First Savings Bank and First Financial Diversified for consultation by telephone, or upon reasonable request, in person.  The agreement contains customary confidentiality, non-disparagement, cooperation, and release and waiver of claims provisions.

Kari Stenslie, Vice President and Chief Financial Officer of First Financial and First Savings Bank since February 2008, separated from First Financial and First Savings Bank effective September 15, 2013 (the “separation date”) as a result of a reorganization of senior executives.  In connection with her departure, Ms. Stenslie entered into two separation agreements with the Bank, which provided for certain terms related to her separation from First Financial and the Bank.  Under the first agreement, Ms. Stenslie received compensation based on her regular wages through the separation date, plus any accrued but unused paid time off and vacation, less all lawful and authorized deductions and withholdings on or before the next regular pay date after the separation date.  Ms. Stenslie was on garden leave from August 15, 2013 until the separation date, during which time she received 50 percent of her regular salary.  The first agreement also provided for continued vesting through the separation date of the restricted stock awarded to Ms. Stenslie on September 10, 2008.  In addition, Ms. Stenslie was eligible to participate in the Bank’s group medical/dental plan and other benefits plans and programs until the last day of September. The second agreement provided that Ms. Stenslie was entitled to receive 12 weeks of salary, subject to all applicable taxes and withholdings and all authorized deductions.  These amounts were paid in one lump sum to Ms. Stenslie.

Grants of Plan-Based Awards. The following table shows information regarding grants of plan-based awards made to our named executive officers for 2013.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Joseph W. Kiley III	09/18/13	--	50,000	10.69	229,192

Richard P. Jacobson	07/17/13	25,000	--	--	272,000
	07/17/13	--	60,000	10.88	178,086

Herman L. Robinson	--	--	--	--	--

Simon Soh	--	--	--	--	--

Ronnie Clariza	--	--	--	--	--

Victor Karpiak	--	--	--	--	--

Kari A. Stenslie	--	--	--	--	--

Mr. Kiley’s employment agreement provides for initial grants of 50,000 shares of First Financial restricted stock and options to purchase 150,000 shares of First Financial common stock (50,000 granted on September 19, 2012 and 2013 and 50,000 to be granted on September 19, 2014, provided he is still employed by the Bank on that date), vesting at a rate of 20 percent per year. The agreement requires the Bank to provide Mr. Kiley with a supplemental executive retirement plan, which was finalized on June 19, 2013. Mr. Jacobson’s employment agreement provides for grants of 25,000 shares of First Financial restricted stock and options to purchase 60,000 shares of First Financial common stock, vesting at a rate of 20 percent per year.

Outstanding Equity Awards. The following information with respect to outstanding stock and option awards as of December 31, 2013 is presented for the named executive officers.

		Option Awards (1)				Stock Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer-cisable	Option Exercise Price ($)	Option Expira-tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Joseph W. Kiley III	09/18/13	--	50,000	10.69	09/18/23	--	--
	09/19/12	10,000	40,000	8.01	09/19/22	40,000	414,800

Richard P. Jacobson	07/17/13	--	60,000	10.88	7/17/23	25,000	259,250

Herman L. Robinson	06/23/10	30,000	20,000	4.03	06/23/20	12,800	132,736

Simon Soh	10/17/12	10,000	40,000	8.14	10/17/22	25,600	265,472

Ronnie Clariza	07/03/08	50,000	--	9.78	07/03/18	--	--

Victor Karpiak	--	--	--	--	--	--	--

Kari A. Stenslie	--	--	--	--	--	--	--
_________

(1)	Awards vest pro rata over a five-year period from the grant date, with the first 20 percent vesting one year after the grant date.

Option Exercises and Stock Vested. The following table shows the value realized upon exercise of stock options and vesting of stock awards for the named executive officers for the year ended December 31, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Joseph W. Kiley III	--	--	10,000	106,100
Richard P. Jacobson	--	--	--	--
Herman L. Robinson	--	--	6,400	65,344
Simon Soh	--	--	6,400	68,096
Ronnie Clariza	--	--	6,400	70,272
Victor Karpiak	97,940	80,752	19,200	201,792
Kari A. Stenslie	50,000	52,922	6,400	70,272

Pension Benefits. The following table provides information as of December 31, 2013 regarding participation in plans that provide specified retirement payments and benefits to the named executive officers.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)

Joseph W. Kiley III	Supplemental Retirement Agreement	1.25	246,550	--

Richard P. Jacobson	--	--	--	--

Herman L. Robinson	Pension Plan	1.83	48,000	--

Simon Soh	Pension Plan	1.58	15,000	--

Ronnie Clariza	Pension Plan	8.67	47,000	--

Victor Karpiak	Pension Plan	32.08	1,686,000	--
	Supplemental Retirement Agreement	15.00	877,705	--

Kari A. Stenslie	Pension Plan	4.08	95,000	--
___________________

(1)	For the Pension Plan, reflects years credited, and for the supplemental retirement agreement, reflects benefit period.
(2)
Pension Plan accumulated benefits are based on the present value of accumulated future payments over an anticipated post retirement life of 20 years using a 4.95 percent discount rate. Supplemental retirement agreement accumulated benefits reflect the present value of 180 future annual payments at the eligibility date using a 2.5 percent discount rate.

First Savings Bank is a participating employer in a multiple-employer defined benefit plan (the “pension plan”), which provides a benefit upon retirement to eligible employees of First Savings Bank, First Financial and First Financial Diversified. Until March 31, 2013, all employees except those under specific agreement, who met the minimum requirements of one year of service, attainment of age 21 and completion of 1,000 hours of service in the 12 consecutive months following enrollment were eligible to participate. The Board of Directors voted to freeze all accumulated benefits as of March 31, 2013. As of that date, employees with less than one year of service or new employees hired subsequently may not participate in the plan and no new benefits accrued to participants after that date.

Upon completion of five years of employment with First Financial or its subsidiaries, participants are 100 percent vested. There is no provision for partial vesting. The service amounts shown in the table above represent actual years of credited service; no additional years of credited service have been granted to any named executive officer under the pension plan. Several forms of benefit payments are available under the pension plan. The pension plan offers a life annuity option, a 100 percent joint and survivor option with a ten-year certain feature, a 50 percent joint and survivor benefit option and a customized option. The benefit option must be elected by the participant before benefit payments begin. Benefits are based upon two percent for those hired prior to January 1, 2010, and one percent for those hired on or after January 1, 2010, times the number of years of service with First Financial and its subsidiaries times the average of the participant’s eligible salary during the five years he or she was most highly compensated. Salary is defined as base rate of pay and does not include overtime, bonuses and other compensation. A participant’s full benefit under the pension plan is payable at age 65 with at least five years of benefit service, which is considered normal retirement. Early retirement benefit payments are available under the pension plan to participants upon attainment of age 45 and completion of five years of benefit service. Annual benefits are reduced three percent for each year of payment before normal retirement based on the benefit formula described above. As of December 31, 2013, no named executive officers were eligible for early retirement benefits.

The executive supplemental retirement agreements provide benefits in addition to those provided by the pension plan. Mr. Kiley’s agreement provides for an annual pension of $28,000 if he is still employed by First Savings Bank upon attaining age 65. His benefit will commence following his separation from service, subject to a potential six-month delay to comply with federal tax laws affecting nonqualified deferred compensation plans, and will be paid in monthly installments over 15 years. In the event of Mr. Kiley’s death prior to retirement but while still employed by First Savings Bank, his designated beneficiary would receive a lump sum benefit of $200,000. As of December 31, 2013, Mr. Kiley was not eligible for retirement benefits under the agreement. Mr. Karpiak’s agreement provides for an annual pension of $78,000. Pursuant to the terms of his separation agreement, Mr. Karpiak is vested in his benefit and the Bank will begin paying it on April 2014 in monthly installments for 15 years.

Benefits earned under the agreements are paid from First Savings Bank’s assets. It is management and the Board of Directors' intent to informally fund those payments with its bank-owned whole life insurance policies. The aggregate death benefit coverage from the policies is $3.6 million. First Savings Bank is the beneficiary of these policies, and no participants will derive any personal benefits as a result of these policies.

Potential Payments Upon Termination

We have entered into agreements with the named executive officers that provide for potential payments upon disability, termination and death. These agreements are discussed in further detail following the table below. In addition, the pension plan and executive supplemental retirement agreement discussed above provide for payments upon early retirement or normal retirement. The following table shows, as of December 31, 2013, the value of potential payments and benefits following a termination of employment under a variety of scenarios.

	Involuntary Termination ($)	Involuntary Termination Following Change in Control ($)	Annual Early Retirement Benefit ($)		Annual Normal Retirement Benefit ($)	Disability ($)	Death ($)

Joseph W. Kiley III
Employment Agreement	425,000	1,270,750	--		--	212,500	35,417
Supplemental Retirement Agreement	--	--	--		28,000	--	200,000
Equity Incentive Plan	--	414,800	--		--	414,800	414,800

Richard P. Jacobson
Employment Agreement	264,000	789,360	--		--	132,000	22,000
Equity Incentive Plan	--	259,250	--		--	259,250	259,250

Herman L. Robinson
Severance Agreement		200,000	--		--	--	--
Pension Plan	--	--	--	(1)	3,667	--	44,004	(2)
Equity Incentive Plan	--	132,736	--		--	132,736	132,736

Simon Soh
Pension Plan	--	--	1,276	(3)	2,385	--	15,312
Equity Incentive Plan	--	265,472	--		--	265,472	265,472

Ronnie Clariza
Pension Plan	--	--	3,679	(3)	15,525	--	44,148

Victor Karpiak
Supplemental Retirement Agreement	--	--	--		78,000	--	200,000
Pension Plan	--	--	131,445	(3)	155,925	--	1,777,340

Kari A. Stenslie
Pension Plan	--	--	7,472	(3)	14,233	--	89,664
____________

(1)	Mr. Robinson has reached normal retirement age for purposes of the Pension Plan.

(2)	Does not include active service death benefit, which was terminated effective April 1, 2013.

(3)
Under the terms of the Pension Plan, the executive may elect an early retirement benefit upon retirement prior to age 65, or may elect to have the full retirement benefit paid when the executive attains age 65.

Employment Agreements. The employment agreements with Joseph W Kiley III and Richard P. Jacobson provide for payments in the event of disability, death or termination. If either executive becomes entitled to benefits under the terms of our then-current disability plan, if any, or becomes otherwise unable to fulfill his duties under the employment agreement, he shall be entitled to receive such group and other disability benefits as are then provided for executive employees. In the event of either executive’s disability, his employment agreement will not be suspended, except that the obligation to pay his salary shall be reduced in accordance with the amount of any disability income benefits he receives such that, on an after-tax basis, he realizes from the sum of disability income benefits and his salary the same amount as he would realize on an after-tax basis from his salary if he had not become disabled. Upon a resolution adopted by a majority of the disinterested members of the Board of Directors or an authorized committee, we may discontinue payment of the executive’s salary beginning six months after a determination that he has become entitled to benefits under the disability plan or is otherwise unable to fulfill his duties under the employment agreement.

In the event of either Mr. Kiley’s or Mr. Jacobson’s death while employed under an employment agreement and prior to any termination of employment, we will pay to his estate, or such person as he may have previously designated, the salary which was not previously paid to him and which he would have earned if he had continued to be employed under the agreement through the last day of the month in which he died, together with the benefits provided under the employment agreement through that date.

The employment agreements also provide for benefits in the event of either Mr. Kiley’s or Mr. Jacobson’s involuntary termination. If Mr. Kiley’s or Mr. Jacobson’s employment is terminated for any reason other than cause, or change in control, or he terminates his own employment because of a material diminution of or interference with his duties, responsibilities or benefits, including any of the following actions unless consented to: (1) a requirement that he be based at any place other than Renton, Washington, or within a radius of 35 miles from the location of First Financial’s administrative offices; (2) a material demotion; (3) a material reduction in the number or seniority of personnel reporting to him; (4) a 20 percent or more reduction in his base salary; (5) a material permanent increase in the required hours of work or his workload; or (6) the failure of the First Savings Bank Board of Directors to elect Mr. Kiley as President and Chief Executive Officer of the Bank, we must pay certain benefits. The executive would receive his salary at the rate in effect immediately prior to the date of termination over the one-year period beginning on his date of termination. We would also be required to provide the executive during the one-year period beginning on his date of termination substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the executive and his dependents and beneficiaries who would have been eligible for such benefits if he had not suffered involuntary termination.

If Mr. Kiley’s or Mr. Jacobson’s employment is terminated during the year following the effective date of a change in control of First Financial or First Savings Bank, or he terminates his own employment following a change in control for any of the reasons listed in the previous paragraph, we must pay him a lump sum equal to 299 percent of his base amount (as defined in Section 280G of the Internal Revenue Code) and must provide during the one-year period beginning on his date of termination substantially the same group life insurance, hospitalization, medical, dental, prescription drug and other health benefits, and long-term disability insurance (if any) for the benefit of the executive and his dependents and beneficiaries who would have been eligible for such benefits if he had not suffered involuntary termination.

Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times the individual’s base amount are deemed to be “excess parachute payments” if they are conditioned upon a change in control. Individuals are subject to a 20 percent excise tax on the amount of such excess parachute payments. If excess parachute payments are made, First Financial Northwest and First Savings Bank would not be entitled to deduct the amount of such excess payments. Mr. Kiley’s and Mr. Jacobson’s employment agreements provides that severance and other payments that are subject to a change in control will be reduced to the extent necessary to ensure that no amounts payable to the executive will be considered excess parachute payments.

Severance Agreement. We have entered into a severance agreement with Mr. Robinson. If First Savings Bank terminates his employment, other than for cause, or he terminates his own employment within 12 months following a change in control of First Financial or First Savings Bank for any of the reasons described above in the discussion of Messrs. Kiley’s and Jacobson’s employment agreements, Mr. Robinson would be entitled to payment and benefits. The agreements require that First Savings Bank: (1) pay his salary through the day of termination, including the pro rata portion of any incentive award; (2) pay for the remaining term of the agreement his life, health and disability coverage; and (3) pay in a lump sum an amount equal to 100 percent of his base amount (as defined in Section 280G of the Internal Revenue Code). Any payments to Mr. Robinson are subject to reduction pursuant to Section 280G of the Internal Revenue Code to avoid excess parachute payments.

First Savings Bank previously established the First Savings Bank Northwest Employee Severance Compensation Plan to provide eligible employees with severance pay benefits in the event of a change in control of First Savings Bank or First Financial Northwest based on length of employment and position. In 2013, the Compensation and Awards Committee recommended the elimination of this plan. Subsequently, the Board of Directors eliminated the plan.

Equity Incentive Plan. The 2008 Equity Incentive Plan provides for accelerated vesting of awards in the event of a recipient’s death or disability, or a change in control. The plan provides that with respect to outstanding and unvested stock options, stock appreciation rights and restricted stock awards, the vesting date shall be accelerated to the date of the recipient’s death or disability, or the earliest date of the change in control.

Compensation and Awards Committee Interlocks and Insider Participation

The members of the Compensation and Awards Committee are Directors Lee, Kohlwes, Anderson, Faull, Padrick and Stevens. None of the members of the Compensation and Awards Committee of the First Financial Board of Directors has served as an officer or employee of First Financial or any of its subsidiaries or had any relationships otherwise requiring disclosure.

Directors' Compensation

The following table shows the compensation paid to our directors for the year ended December 31, 2013, other than Joseph W. Kiley III, who is our President and Chief Executive Officer, Richard P. Jacobson, our Chief Operating Officer and Chief Financial Officer, and Victor Karpiak, our former President and Chief Executive Officer, whose compensation is included in the section entitled “Executive Compensation.” The directors did not receive any stock awards or non-equity incentive compensation during this period, nor did they participate in a pension plan or receive above-market earnings on deferred compensation; therefore, these columns have been omitted from the table.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)

Robert L. Anderson	46,400	--	278	46,678
Gary F. Faull	56,000	--	13,860	69,860
Gary F. Kohlwes	61,150	--	13,860	75,010
Joann E. Lee	54,500	--	9,360	63,860
Kevin D. Padrick (2)	34,617	296,810 (3)	13,500	344,927
Daniel L. Stevens	44,225	--	18,000	62,225
M. Scott Gaspard (4)	4,700	--	--	4,700
___________

(1)
Unless otherwise noted, consists of dividends received on restricted stock, a fee for time spent on travel to and from, and attendance at conferences and training sessions. For directors who live outside of Washington, also includes a travel stipend for costs associated with attendance at Board meetings.

(2)	Mr. Padrick was appointed to the Board effective March 14, 2013.
(3)
Represents the grant date fair value of 100,000 stock options granted under the Stock Option Agreement (“Agreement”) between Mr. Padrick and Stilwell Value LLC dated as of March 15, 2013. The Agreement provides that the stock options awarded to Mr. Padrick vested immediately and will expire on the earlier of: (1) a change in control of First Financial Northwest, as defined in the Agreement; (2) March 15, 2016 or such other date mutually agreed to by the parties pursuant to the Agreement; and (3) in the event Mr. Padrick resigns or is removed from First Financial Northwest’s Board of Directors.

(4)	Mr. Gaspard resigned effective March 20, 2013.

Each director of First Financial is also a director of First Savings Bank. The directors are compensated only for their service on First Savings Bank’s Board of Directors with an allocation of cost to First Financial. Non-employee directors receive a semi-annual retainer of $10,000 ($20,000 annually), a fee of $1,200 for each Board meeting attended in person ($600 for each meeting attended telephonically), with the Chairman receiving an additional $450 per meeting. Committee members also receive a fee of $550 per committee meeting attended in person ($275 for each meeting attended telephonically), with the Committee Chair receiving an additional $400 per meeting. In addition, directors receive $1,500 per day for travel to and from, and attendance at conferences, and directors who reside outside the State of Washington are compensated for travel to regular monthly Board meetings at the rate of $1,000 per meeting.

The Compensation and Awards Committee recommends to the Board of Directors the amount of fees paid for service on the Board. For 2014, the Committee recommended no increases in fees from the 2013 levels.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 6, 2014, information regarding share ownership of:

•
those persons or entities (or groups of affiliated person or entities) known by management to beneficially own more than five percent of First Financial Northwest’s common stock other than directors and executive officers;

•	each director and director nominee of First Financial Northwest;

•
each executive officer of First Financial Northwest or any of its subsidiaries named in the Summary Compensation Table appearing under “Executive Compensation” above (known as “named executive officers”); and

•	all current directors and executive officers of First Financial Northwest and its subsidiaries as a group.

Persons and groups who beneficially own in excess of five percent of First Financial Northwest’s common stock are required to file with the Securities and Exchange Commission (“SEC”), and provide us a copy of the report disclosing their ownership pursuant to the Securities Exchange Act of 1934. To our knowledge, no other person or entity, other than the ones set forth below, beneficially owned more than five percent of the outstanding shares of First Financial Northwest’s common stock as of the close of business on March 6, 2014.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In accordance with Rule 13d-3 of the Securities Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock if he or she has voting and/or investment power with respect to those shares. Therefore, the table below includes shares owned by spouses, other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, shares held in the ESOP, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power. In addition, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to outstanding options that are currently exercisable or exercisable within 60 days after March 6, 2014 are included in the number of shares beneficially owned by the person and are deemed outstanding for the purpose of calculating the person’s percentage ownership. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

As of March 6, 2014, there were 16,404,139 shares of First Financial Northwest common stock outstanding.

	Number of Shares		Percent of Shares
Name	Beneficially Owned (1)		Outstanding (%)

Beneficial Owners of More Than 5%

First Financial Northwest, Inc. Employee Stock Ownership Plan	1,463,293	(2)	8.93
201 Wells Avenue South
Renton, Washington 98057

First Financial Northwest Foundation	1,375,700	(3)	8.39
P.O. Box 419
Renton, Washington 98057

Craig A. White	1,362,500	(4)	8.31
136 Heber Avenue, Suite 204
Park City, Utah 84060

Joseph Stilwell	1,328,100	(5)	8.10
111 Broadway, 12th Floor
New York, New York 10006

Dimensional Fund Advisors LP	899,916	(6)	5.49
Palisades West, Building One 6300 Bee Cave Road
Austin, Texas 78746

Directors

Joann E. Lee	172,940	(7)	1.06
Gary F. Kohlwes	217,540	(8)	1.33
Robert L. Anderson	157,740	(9)	*
Gary F. Faull	171,940		1.05
Daniel L. Stevens	--		*
Joseph W. Kiley III**	53,346		*
Kevin D. Padrick	100,000	(10)	*
Richard P. Jacobson**	25,000		*

Named Executive Officers

Herman L. Robinson	66,198	(11)	*
Simon Soh	58,944		*
Ronnie Clariza	88,962		*
Victor Karpiak***	54,527		*
Kari A. Stenslie***	34,115		*

All Executive Officers and Directors as a Group (13 persons)	1,201,252		7.32

________

*	Less than one percent of shares outstanding.
**	Also a named executive officer.
***	Former officer.
(1)
For directors and executive officers, includes shares of restricted stock, as to which the holders have voting but not dispositive power. The amounts shown also include the following number of shares which the indicated individuals have the right to acquire within 60 days of March 6, 2014 through the exercise of stock options granted pursuant to the 2008 Equity Incentive Plan: Ms. Lee, Dr. Kohlwes, Mr. Anderson and Mr. Faull, 97,940 shares each; Mr. Kiley, 10,000 shares; Mr. Padrick, 100,000 shares (granted pursuant to the terms of the Stock Option Agreement discussed at note 10 below); Mr. Robinson, 30,000 shares; Mr. Soh, 10,000 shares; and Mr. Clariza, 50,000 shares; and all executive officers and directors as a group, 591,760 shares.

(2)	The ESOP has sole voting power with respect to 987,467 shares, shared voting power with respect to 475,826 shares and sole dispositive power with respect to 1,463,293 shares.
(3)
We established the First Financial Northwest Foundation in connection with the mutual to stock conversion of First Savings Bank for the purpose of furthering our commitment to the local community. Shares of common stock held by the Foundation will be voted in the same proportion as all other shares of common stock on all proposals considered by First Financial Northwest’s shareholders.

(4)	Based solely on a Schedule 13D dated January 28, 2008, regarding shares owned as of that date, reporting sole voting and dispositive power over the shares.
(5)
Based solely on a Schedule 13F dated February 10, 2014, regarding shares owned as of December 31, 2013. According to that filing, Joseph Stilwell is the managing member of Stilwell Value LLC. Stilwell Value LLC is the general partner of Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Associates, L.P., Stilwell Value Partners I, L.P., Stilwell Value Partners II, L.P., Stilwell Value Partners III, L.P., Stilwell Value Partners IV, L.P., Stilwell Value Partners V, L.P., Stilwell Value Partners VI, L.P., and Stilwell Value Partners VII, L.P. (together the "Value Funds"). Joseph Stilwell is also the general partner of Stilwell Partners L.P. ("SPLP" and, together with the Value Funds, the "Funds"). The securities reported in the Form 13F are held by one or more of the Funds.

(6)	Based solely on a Schedule 13D dated February 10, 2014, regarding shares owned as of December 31, 2013, reporting sole voting power over 868,473 shares and sole dispositive power over 899,916 shares.
(7)	Includes 15,000 shares owned solely by her spouse.
(8)	Includes 25,000 shares owned solely by his spouse, as well as 8,200 shares owned as custodian for a minor.
(9)	Includes 25,000 shares held jointly with his spouse.
(10)
Represents stock options granted under the Stock Option Agreement (“Agreement”) between Mr. Padrick and Stilwell Value LLC dated as of March 15, 2013. The Agreement provides that the stock options awarded to Mr. Padrick vested immediately and will expire on the earlier of: (1) a change in control of First Financial Northwest, as defined in the Agreement; (2) March 15, 2016 or such other date mutually agreed to by the parties pursuant to the Agreement; and (3) in the event Mr. Padrick resigns or is removed from First Financial Northwest’s Board of Directors.

(11)	Includes 500 shares owned solely by his spouse.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

First Savings Bank has followed a policy of granting loans to officers and directors, which fully complies with all applicable federal regulations. Loans to directors and executive officers are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with all customers prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features.

All loans made to our directors and executive officers are subject to federal regulations restricting loans and other transactions with affiliated persons of the Bank. Loans and available lines of credit to all directors and executive officers and their associates totaled approximately $548,000 at December 31, 2013, which was less than 1% percent of our equity at that date. All loans to directors and executive officers were performing in accordance with their terms at December 31, 2013. Total deposits of directors and executive officers were approximately $1.9 million at December 31, 2013.

We recognize that transactions between First Financial Northwest or the Bank and any of its directors or executive officers can present potential or actual conflicts of interest and create the appearance that these decisions are based on considerations other than our best interests. Therefore as a general matter and in accordance with the First Financial Northwest Code of Business Conduct and Ethics Policy, it is our preference to avoid such transactions. Nevertheless, we recognize that there are situations where such transactions may be in, or may not be inconsistent with, our best interests. Accordingly, we have adopted an informal policy which requires the Board of Directors or a designated subcommittee of the Board to review and, if appropriate, to approve or ratify any such transaction. In the event that a member of the Board or subcommittee is a participant in the transaction, then that member is required to abstain from the discussion, approval or ratification process. Pursuant to the policy, contracts and/or business arrangements in which First Financial Northwest or the Bank is or will be a participant and where any of the directors or executive officers had, has or will have a direct or indirect material interest will be subject to review and approval/ratification. After review, only those transactions that are in, or are not inconsistent with, our best interests, as the Board or designated subcommittee determines in good faith, will be approved/ratified.

Director Independence

Our common stock is listed on the Nasdaq Global Select Market. In accordance with Nasdaq requirements, at least a majority of our directors must be independent directors. The Board has determined that six of our eight directors are independent, as defined by Nasdaq. Directors Kohlwes, Faull, Lee, Anderson, Stevens and Padrick are all independent.

Item 14. Principal Accountant Fees and Services

Fees

The following table sets forth the aggregate fees billed to First Financial Northwest and First Savings Bank for professional services rendered by Moss Adams LLP for the fiscal years ended December 31, 2013 and 2012.

	Years Ended December 31,
	2013	2012
Audit Fees	$312,000	$306,000
Audit-Related Fees	21,000	21,000
Tax Fees	29,000	50,000
All Other Fees	--	--

Services

The Audit/Compliance/Risk Committee pre-approves all audit and permissible non-audit services to be provided by the independent auditor and the estimated fees for these services in connection with its annual review of its charter. In considering non-audit services, the Audit/Compliance/Risk Committee will consider various factors, including but not limited to, whether it would be beneficial to have the service provided by the independent auditor and whether the service could compromise the independence of the independent auditor. All of the services provided by Moss Adams LLP in the year ended December 31, 2013 were approved by the Audit/Compliance/Risk Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Bylaws of First Financial Northwest (1)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (12)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak,
Harry A. Blencoe, Robert H. Gagnier and Joseph W. Kiley III (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
10.7	2008 Equity Incentive Plan (3)
10.8	Forms of incentive and non-qualified stock option award agreements (4)
10.9	Form of restricted stock award agreement (4)
10.10	Memorandum of Understanding with the FDIC and DFI (5)
10.11	Settlement Agreement and Mutual Release with the Stilwell Group (6)
10.12	Transition Agreement Modification Agreement for Victor Karpiak (6)
10.13	Amendment No. 1 to the Settlement and Mutual Release Agreement with the Stilwell Group (7)
10.14	Amendment No. 2 to the Settlement and Mutual Release Agreement with the Stilwell Group (8)
10.15	Offer Letter, dated June 27, 2013, between First Savings Bank Northwest and Richard P. Jacobson (9)
10.16	First Separation Agreement and General Release between Kari Stenslie and First Savings Bank Northwest (10)
10.17	Form of Second Separation Agreement and General Release between Kari Stenslie and First Savings Bank Northwest (10)
10.18	First Separation Agreement and General Release between Roger Elmore and First Savings Bank Northwest (10)
10.19	Form of Second Separation Agreement and General Release between Roger Elmore and First Savings Bank Northwest (10)
10.20	Separation Agreement between Victor Karpiak, First Financial Northwest and Affiliates (11)
10.21	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (12)
14	Code of Business Conduct and Ethics (13)
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
_____________

(1)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.

(2)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

(3)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated April 2, 2012.

(6)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2012.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 17, 2013.

(8)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated February 26, 2013.

(9)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated July 9, 2013.

(10)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated August 9, 2013.

(11)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated August 23, 2013.

(12)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 5, 2012

(13)	Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.fsbnw.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 13, 2014	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Gary F. Kohlwes	Chairman of the Board and Director	March 13, 2014
Gary F. Kohlwes

/s/Joseph W. Kiley III	President, Chief Executive Officer and Director	March 13, 2014
Joseph W. Kiley III	(Principal Executive Officer)

/s/Richard P. Jacobson	Chief Financial Officer and Director	March 13, 2014
Richard P. Jacobson	(Principal Financial Officer)

/s/ Christine A. Huestis	Vice President and Controller	March 13, 2014
Christine A. Huestis	(Principal Accounting Officer)

/s/Robert L. Anderson	Director	March 13, 2014
Robert L. Anderson

/s/Gary F. Faull	Director	March 13, 2014
Gary F. Faull

/s/Joann E. Lee	Director	March 13, 2014
Joann E. Lee

/s/Kevin D. Padrick	Director	March 13, 2014
Kevin D. Padrick

/s/Daniel L. Stevens	Director	March 13, 2014
Daniel L. Stevens

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.