Form 10-Q
period 2014-03-31
First Financial Northwest, Inc.
filed 2014-05-08
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 2, 2014, 16,552,079 shares of the issuer's common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2014	December 31, 2013
Assets

Cash on hand and in banks	$5,440	$6,074
Interest-earning deposits	28,073	49,501
Investments available-for-sale, at fair value	139,868	144,364
Loans receivable, net of allowance of $12,093 and $12,994	671,848	663,153
Premises and equipment, net	17,139	17,291
Federal Home Loan Bank ("FHLB") stock, at cost	6,952	7,017
Accrued interest receivable	3,509	3,698
Deferred tax assets, net	13,124	14,835
Other real estate owned ("OREO")	11,609	11,465
Prepaid expenses and other assets	3,917	3,581
Total assets	$901,479	$920,979

Liabilities and Stockholders' Equity

Interest-bearing deposits	$578,237	$601,446
Noninterest-bearing deposits	8,810	10,619
Advances from the FHLB	119,000	119,000
Advance payments from borrowers for taxes and insurance	3,722	1,846
Accrued interest payable	91	88
Other liabilities	3,791	3,625
Total liabilities	713,651	736,624

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or
or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding
16,454,139 shares at March 31, 2014 and 16,392,139 shares at December 31, 2013	165	164
Additional paid-in capital	167,568	166,866
Retained earnings, substantially restricted	31,098	29,220
Accumulated other comprehensive loss, net of tax	(1,410)	(2,020)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(9,593)	(9,875)
Total stockholders' equity	187,828	184,355
Total liabilities and stockholders' equity	$901,479	$920,979
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Interest income
Loans, including fees	$9,026	$9,044
Investments available-for-sale	604	473
Interest-earning deposits	20	21
Dividends on FHLB stock	2	—
Total interest income	$9,652	$9,538
Interest expense
Deposits	1,347	1,893
FHLB advances	251	256
Total interest expense	$1,598	$2,149
Net interest income	8,054	7,389
Recapture of loan loss provision	(500)	—
Net interest income after recapture for loan loss provision	$8,554	$7,389
Noninterest income
Other	68	104
Total noninterest income	$68	$104
Noninterest expense
Salaries and employee benefits	2,900	3,614
Occupancy and equipment	351	354
Professional fees	357	356
Data processing	173	162
Loss (gain) on sale of OREO property, net	71	(632)
OREO market value adjustments	196	145
OREO-related expenses, net	61	334
Regulatory assessments	78	283
Insurance and bond premiums	88	114
Marketing	25	18
Prepayment penalty on FHLB advances	—	679
Other general and administrative	224	451
Total noninterest expense	$4,524	$5,878
Income before provision for federal income tax	4,098	1,615
Federal income tax provision	1,453	59
Net income	$2,645	$1,556

Basic earnings per share	$0.17	$0.09
Diluted earnings per share	$0.17	$0.09

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$2,645	$1,556

Other comprehensive income, before tax:
Unrealized holding gains (loss) on available-for-sale securities	939	(636)
Other comprehensive income (loss), before tax	939	(636)
Income tax provision related to items of other comprehensive income	329	—
Other comprehensive income (loss), net of tax	$610	$(636)
Total comprehensive income	$3,255	$920

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Three Months Ended March 31, 2014
(Dollars in thousands, except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2013	16,392,139	164	$166,866	$29,220	$(2,020)	$(9,875)	$184,355
Other comprehensive income, net of tax	—	—	—	2,645	610	—	3,255
Cash dividend declared and paid ($0.05 per share)	—	—	—	(767)	—	—	(767)
Exercise of stock options	62,000	1	605	—	—	—	606
Compensation related to stock options and restricted stock awards	—	—	85	—	—	—	85
Allocation of 28,213 ESOP shares	—	—	12	—	—	282	294
Balances at March 31, 2014	16,454,139	165	$167,568	$31,098	$(1,410)	$(9,593)	$187,828

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,645	$1,556
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of loan loss provision	(500)	—
OREO market value adjustments	196	145
Loss (gain) on sale of OREO property, net	71	(632)
Depreciation of premises and equipment	191	207
Net amortization of premiums and discounts on investments	394	419
Deferred federal income taxes	1,382	—
ESOP expense	294	227
Compensation expense related to stock options and restricted stock awards	85	481
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(336)	24
Net increase in advance payments from borrowers for taxes and insurance	1,876	1,360
Accrued interest receivable	189	(39)
Accrued interest payable	3	(162)
Other liabilities	166	(356)
Net cash provided by operating activities	$6,656	$3,230

Cash flows from investing activities:
Capitalized improvements in OREO	—	(33)
Proceeds from sales of OREO properties	780	4,933
Principal repayments on investments	5,041	5,735
Purchases of investments	—	(8,974)
Net increase in loans receivable	(9,386)	(2,277)
FHLB stock redemption	65	66
Net proceeds from sale or disposal of premises and equipment	11	—
Purchases of premises and equipment	(50)	(1)
Net cash used by investing activities	$(3,539)	$(551)
Cash flows from financing activities:
Net decrease in deposits	(25,018)	(15,663)
Advances from the FHLB	—	34,000
Repayments of advances from the FHLB	—	(83,066)
Proceeds from exercise of stock options	606	—
Dividends paid	(767)	—
Net cash used by financing activities	$(25,179)	$(64,729)
Net decrease in cash	(22,062)	(62,050)
Cash and cash equivalents:
Beginning of period	55,575	87,741
End of period	$33,513	$25,691

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Continued
	Three Months Ended March 31,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,595	$2,311
Federal income taxes	112	—
Noncash transactions:
Loans, net of deferred loan fees and allowance for loan and lease losses ("ALLL"),
transferred to OREO	$1,191	$3,376
Change in unrealized gain (loss) on investments available for sale	939	(636)
Investment transactions payable	—	6,324

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Description of Business

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. First Financial Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to First Savings Bank. First Financial Northwest is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve Bank of San Francisco (“FRB”). First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

First Savings Bank is a community-based savings bank primarily serving King and, to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through one full-service banking office located in Renton, Washington. First Savings Bank's business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, business, consumer loans and construction/land development. The Bank's current business strategy emphasizes one-to-four family residential, multifamily and commercial real estate lending.

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to First Financial Northwest, Inc. and its consolidated subsidiary First Savings Bank Northwest, unless the context otherwise requires.

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the ALLL, the valuation of OREO and the underlying collateral of loans in the process of foreclosure, deferred tax assets and the fair value of financial instruments.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on income or stockholders' equity.

Note 3 - Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortized the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The ASU is effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The Company is currently reviewing the requirements of ASU No. 2014-04, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

Note 4 - Investments

Investment securities available-for-sale are summarized as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$44,321	$645	$(337)	$44,629
Freddie Mac	24,736	379	(234)	24,881
Ginnie Mae	32,517	95	(348)	32,264
Municipal bonds	2,042	1	(110)	1,933
U.S. Government agencies	22,562	101	(467)	22,196
Corporate bonds	14,075	21	(131)	13,965
Total	$140,253	$1,242	$(1,627)	$139,868

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$46,234	$623	$(625)	$46,232
Freddie Mac	25,707	343	(194)	25,856
Ginnie Mae	34,403	63	(593)	33,873
Municipal bonds	2,043	6	(199)	1,850
U.S. Government agencies	23,222	123	(641)	22,704
Corporate bonds	14,079	36	(266)	13,849
Total	$145,688	$1,194	$(2,518)	$144,364

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	March 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$23,616	$(320)	$3,137	$(17)	$26,753	$(337)
Freddie Mac	6,851	(215)	2,287	(19)	9,138	(234)
Ginnie Mae	7,093	(193)	12,096	(155)	19,189	(348)
Municipal bonds	495	(5)	1,295	(105)	1,790	(110)
U.S. Government agencies	3,557	(162)	9,481	(305)	13,038	(467)
Corporate bonds	7,961	(97)	2,466	(34)	10,427	(131)
Total	$49,573	$(992)	$30,762	$(635)	$80,335	$(1,627)

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$27,429	$(625)	$—	$—	$27,429	$(625)
Freddie Mac	8,704	(155)	2,483	(39)	11,187	(194)
Ginnie Mae	16,617	(278)	12,730	(315)	29,347	(593)
Municipal bonds	—	—	1,201	(199)	1,201	(199)
U.S. Government agencies	7,702	(596)	4,955	(45)	12,657	(641)
Corporate bonds	8,796	(266)	—	—	8,796	(266)
Total	$69,248	$(1,920)	$21,369	$(598)	$90,617	$(2,518)

At March 31, 2014, the Company had 18 securities with a gross unrealized loss of $635,000 with a fair value of $30.8 million that had an unrealized loss for greater than one year. At December 31, 2013, there were 11 securities with a gross unrealized loss of $598,000 and a fair value of $21.4 million that had an unrealized loss for greater than one year. Management reviewed the financial condition of the entities issuing these securities at March 31, 2014 and December 31, 2013, and determined that due to changes in interest rates an other-than-temporary impairment ("OTTI") was not warranted. The Company does not intend to sell the securities and will likely not be required to do so.

The amortized cost and estimated fair value of investments available-for-sale at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments are shown separately.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2014
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$50	$50
Due after one year through five years	14,832	14,750
Due after five years through ten years	16,609	16,381
Due after ten years	7,188	6,913
	38,679	38,094
Mortgage-backed investments	101,574	101,774
Total	$140,253	$139,868

Under Washington state law, in order to participate in the public funds program the Company is required to pledge as collateral an amount equal to 100% of the public deposits held in the form of eligible securities. Investments with a market value of $20.5 million and $21.3 million were pledged as collateral for public deposits at March 31, 2014 and December 31, 2013, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

There were no sales of investment securities during the quarters ended March 31, 2014 and March 31, 2013.

Note 5 - Loans Receivable

Loans receivable are summarized as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands)
One-to-four family residential: (1)
Permanent	$279,244	$280,674
	279,244	280,674
Multifamily:
Permanent	114,551	106,152
Construction	7,445	12,360
	121,996	118,512
Commercial real estate:
Permanent	247,019	227,016
Construction	6,100	19,905
Land	1,607	1,831
	254,726	248,752
Construction/land development: (2)
One-to-four family residential	5,226	3,977
Multifamily	15,718	12,491
Commercial	4,656	6,726
Land development	7,141	7,461
	32,741	30,655

Business	614	1,142
Consumer	8,583	9,201
Total loans	697,904	688,936

Less:
Loans in process ("LIP")	11,339	10,209
Deferred loan fees, net	2,624	2,580
ALLL	12,093	12,994
Loans receivable, net	$671,848	$663,153
___________

(1)	Includes $120.1 million and $121.9 million of non-owner occupied loans at March 31, 2014 and December 31, 2013, respectively.

(2)
Excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At March 31, 2014, the Company had $6.1 million, or 2.4% of the total commercial real estate portfolio and $7.4 million, or 6.1% of its total multifamily portfolio in these "rollover" type of loans. At December 31, 2013, the Company had $19.9 million, or 8.0% of the total commercial real estate portfolio and $12.4 million, or 10.4% of the total multifamily portfolio in these "rollover" type of loans. At March 31, 2014 and December 31, 2013, $1.6 million and $1.8 million, respectively, of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots when it does not intend to finance the construction as commercial real estate land loans.

At March 31, 2014 and December 31, 2013 there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method:

	At or For the Three Months Ended March 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,141	$1,377	$5,881	$399	$14	$182	$12,994
Charge-offs	(18)	—	(311)	(223)	—	(1)	(553)
Recoveries	—	—	151	—	—	1	152
Provision (recapture)	(548)	29	(185)	212	(7)	(1)	(500)
Ending balance	$4,575	$1,406	$5,536	$388	$7	$181	$12,093

General reserve	$3,056	$1,326	$4,970	$388	$7	$181	$9,928
Specific reserve	$1,519	$80	$566	$—	$—	$—	$2,165

Loans: (1)
Total Loans	$279,244	$121,639	$253,420	$23,065	$614	$8,583	$686,565
General reserve (2)	$231,882	$119,210	$240,648	$23,065	$614	$8,540	$623,959
Specific reserve (3)	$47,362	$2,429	$12,772	$—	$—	$43	$62,606
____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Three Months Ended March 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,562	$1,139	$5,207	$437	$30	$167	$12,542
Charge-offs	(159)	(346)	(98)	—	—	(16)	(619)
Recoveries	—	—	1	70	—	8	79
Provision (recapture)	41	405	(329)	(121)	2	2	—
Ending balance	$5,444	$1,198	$4,781	$386	$32	$161	$12,002

General reserve	$4,105	$1,198	$4,440	$386	$32	$161	$10,322
Specific reserve	$1,339	$—	$341	$—	$—	$—	$1,680

Loans: (1)
Total Loans	$300,892	$108,820	$226,567	$13,984	$3,104	$10,132	$663,499
General reserve (2)	$242,642	$104,963	$209,433	$9,237	$3,104	$9,400	$578,779
Specific reserve (3)	$58,250	$3,857	$17,134	$4,747	$—	$732	$84,720
_____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming loans, net of LIP, were $2.5 million and $4.0 million at March 31, 2014 and December 31, 2013, respectively. Foregone interest on nonperforming loans for the quarter ended March 31, 2014 was $44,000, compared to $290,000 for the same quarter in 2013.

There were no funds committed to be advanced in connection with impaired loans at either March 31, 2014 or December 31, 2013.

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

A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document. When identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the circumstances surrounding the loan and the borrower, including payment history and the amounts of any payment shortfall, length and reason for delay and the likelihood of a return to stable performance. Impairment is measured on a loan-by-loan basis for all loans in the portfolio. We obtain annual updated appraisals for impaired collateral dependent loans that exceed $1.0 million and loans that have been transferred to OREO. In addition, we may order appraisals on collateral not included within these guidelines when there are extenuating circumstances where we are not otherwise able to determine the fair value of the property.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type:

	March 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,388	$3,723	$—
Non-owner occupied	29,230	29,277	—
Multifamily	228	263	—
Commercial real estate	5,705	6,010	—
Consumer	43	70	—
Total	38,594	39,343	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	3,398	3,468	236
Non-owner occupied	11,346	11,402	1,283
Multifamily	2,201	2,201	80
Commercial real estate	7,067	7,067	566
Total	24,012	24,138	2,165

Total impaired loans:
One-to-four family residential:
Owner occupied	6,786	7,191	236
Non-owner occupied	40,576	40,679	1,283
Multifamily	2,429	2,464	80
Commercial real estate	12,772	13,077	566
Consumer	43	70	—
Total	$62,606	$63,481	$2,165
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,633	$38	$5,070	$30
Non-owner occupied	29,006	432	31,951	430
Multifamily	231	—	4,904	20
Commercial real estate	5,964	82	9,587	66
Construction/land development	112	—	4,757	—
Consumer	43	—	745	—
Total	38,989	552	57,014	546

Loans with an allowance:
One-to-four family residential:
Owner occupied	3,295	39	5,557	58
Non-owner occupied	11,822	157	15,993	226
Multifamily	2,204	34	—	—
Commercial real estate	7,076	87	8,100	117
Total	24,397	317	29,650	401

Total impaired loans:
One-to-four family residential:
Owner occupied	6,928	77	10,627	88
Non-owner occupied	40,828	589	47,944	656
Multifamily	2,435	34	4,904	20
Commercial real estate	13,040	169	17,687	183
Construction/land development	112	—	4,757	—
Consumer	43	—	745	—
Total	$63,386	$869	$86,664	$947

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

	March 31, 2014	December 31, 2013
	(In thousands)
Nonperforming assets: (1)
Nonaccrual loans	$2,065	$3,027
Nonaccrual TDRs	469	968
Total nonperforming loans	2,534	3,995
OREO	11,609	11,465
Total nonperforming assets	$14,143	$15,460

Performing TDRs	$60,072	$60,170
Nonaccrual TDRs	469	968
Total TDRs	$60,541	$61,138
_____________
(1) There were no loans 90 days or more past due and still accruing interest at March 31, 2014 and December 31, 2013. All loans are reported net of LIP.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a summary of nonaccrual loans by loan type:

	March 31, 2014	December 31, 2013
	(In thousands)
One-to-four family residential	$1,600	$2,297
Multifamily	228	233
Commercial real estate	706	1,198
Construction/land development	—	223
Consumer	—	44
Total nonaccrual loans	$2,534	$3,995

The following tables represent a summary of the aging of loans by type:

	Loans Past Due as of March 31, 2014
	31-60 Days	61-90 Days	Over 90 Days	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$826	$—	$531	$1,357	$157,755	$159,112
Non-owner occupied	167	—	477	644	119,488	120,132
Multifamily	—	—	—	—	121,639	121,639
Commercial real estate	329	—	601	930	252,490	253,420
Construction/land development	—	—	—	—	23,065	23,065
Total real estate	1,322	—	1,609	2,931	674,437	677,368
Business	—	—	—	—	614	614
Consumer	—	34	—	34	8,549	8,583
Total	$1,322	$34	$1,609	$2,965	$683,600	$686,565
 ________________
(1) There were no loans 90 days past due and still accruing interest at March 31, 2014.
(2) Net of LIP.

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
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Quality Indicators. The Company utilizes a nine-point risk rating system and assigns a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension. Credits risk rated 1 through 5 are considered to be “pass” credits. Pass credits include assets, such as cash secured loans with funds on deposit with the Bank, where there is virtually no credit risk. Pass credits also include credits that are on the Company's watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future. Credits classified as special mention are risk rated 6 and possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. Substandard credits are risk rated 7. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss as of March 31, 2014 and December 31, 2013.

        The following tables represent a summary of loans by type and risk category:

	March 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$265,112	$118,998	$236,888	$23,065	$614	$8,361	$653,038
Special mention	5,642	1,198	14,467	—	—	—	21,307
Substandard	8,490	1,443	2,065	—	—	222	12,220
Total	$279,244	$121,639	$253,420	$23,065	$614	$8,583	$686,565
 _____________
(1) Net of LIP.

	December 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$265,511	$114,525	$229,149	$22,904	$1,142	$8,934	$642,165
Special mention	5,825	1,203	15,134	—	—	1	22,163
Substandard	9,338	1,453	3,119	223	—	266	14,399
Total	$280,674	$117,181	$247,402	$23,127	$1,142	$9,201	$678,727
______________
(1) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the loan portfolio by type and payment activity:

	March 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$277,644	$121,411	$252,714	$23,065	$614	$8,583	$684,031
Nonperforming (3)	1,600	228	706	—	—	—	2,534
Total	$279,244	$121,639	$253,420	$23,065	$614	$8,583	$686,565
____________

(1)	Net of LIP.

(2)	There were $158.1 million of owner-occupied one-to-four family residential loans and $119.5 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	There were $1.0 million of owner-occupied one-to-four family residential loans and $600,000 of non-owner occupied one-to-four family residential loans classified as nonperforming.

	December 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$278,377	$116,948	$246,204	$22,904	$1,142	$9,157	$674,732
Nonperforming (3)	2,297	233	1,198	223	—	44	3,995
Total	$280,674	$117,181	$247,402	$23,127	$1,142	$9,201	$678,727
_____________
(1) Net of LIP.
(2) There were $157.3 million of owner-occupied one-to-four family residential loans and $121.1 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) There were $1.5 million of owner-occupied one-to-four family residential loans and $817,000 of non-owner occupied one-to-four family residential loans classified as nonperforming.

The following table presents TDRs and their recorded investment prior to the modification and after the modification:

	Three Months Ended March 31,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
Principal and interest with interest rate concession	1	221	221	—	—	—
Commercial real estate:
Principal and interest reamortized with no interest rate concession	—	$—	$—	1	335	334
Total	1	$221	$221	1	$335	$334

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2014 and 2013, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDR that occurred during the quarter ended March 31, 2014 was primarily a result of granting the borrower an interest rate concession for a period of 3.25 years. The impaired portion of the loan with an interest rate concession for a specific period of time is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount increases the ALLL as a valuation allowance is established. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. TDRs resulted in no charge-offs to the ALLL for the three months ended March 31, 2014. TDRs resulted in charge-offs to the ALLL of $4,000 for the three months ended March 31, 2013.

The following is a summary of loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014			2013
	Types of Modifications			Types of Modifications
	Number of Loans	No Interest Rate Concession with Modified Principal and Interest Payment	Advancement of Maturity Date	Number of Loans	Interest Only Payments	Interest Rate Concession
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	—	$—	$—	1	$—	$71
Commercial real estate	1	—	430	2	2,324	—
Total	1	$—	$430	3	$2,324	$71

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL.

Note 6 - Other Real Estate Owned

The following table is a summary of OREO:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$11,465	$17,347
Loans transferred to OREO	1,191	3,376
Capitalized improvements	—	33
Dispositions of OREO	(851)	(4,301)
Market value adjustments	(196)	(145)
Balance at end of period	$11,609	$16,310

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. OREO at March 31, 2014 consisted of $1.2 million in one-to-four family residential homes, $9.8 million in commercial real estate properties and $556,000 in construction/land development projects.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements):

	Fair Value Measurements at March 31, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$44,629	$—	$44,629	$—
Freddie Mac	24,881	—	24,881	—
Ginnie Mae	32,264	—	32,264	—
Municipal bonds	1,933	—	1,933	—
U.S. Government agencies	22,196	—	22,196	—
Corporate bonds	13,965	—	13,965	—
	$139,868	$—	$139,868	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at December 31, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$46,232	$—	$46,232	$—
Freddie Mac	25,856	—	25,856	—
Ginnie Mae	33,873	—	33,873	—
Municipal bonds	1,850	—	1,850	—
U.S. Government agencies	22,704	—	22,704	—
Corporate bonds	13,849	—	13,849	—
	$144,364	$—	$144,364	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis.

	Fair Value Measurements at March 31, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(In thousands)
Impaired loans (included in loans
receivable, net) (1)	$60,441	$—	$—	$60,441	$2,165
OREO (2)	11,609	—	—	11,609	196
Total	$72,050	$—	$—	$72,050	$2,361
_______________
(1) The loss represents the specific reserve against loans that were considered impaired at March 31, 2014.
(2) The loss represents OREO market value adjustments for the quarter ended March 31, 2014.

	Fair Value Measurements at December 31, 2013
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

	March 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$60,441	Market approach	Adjusted for differences between comparable sales	0% - 9% (0.44%)

OREO	$11,609	Market approach	Adjusted for differences between comparable sales	(16%) - 9.72% (1.85%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows:

	March 31, 2014
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,440	$5,440	$5,440	$—	$—
Interest-earning deposits	28,073	28,073	28,073	—	—
Investments available-for-sale	139,868	139,868	—	139,868	—
Loans receivable, net	671,848	690,026	—	—	690,026
FHLB stock	6,952	6,952	—	6,952	—
Accrued interest receivable	3,509	3,509	—	3,509	—

Financial Liabilities:
Deposits	189,083	189,083	189,083	—	—
Certificates of deposit	397,964	400,301	—	400,301	—
Advances from the FHLB	119,000	118,653	—	118,653	—
Accrued interest payable	91	91	—	91	—

	December 31, 2013
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$6,074	$6,074	$6,074	$—	$—
Interest-earning deposits	49,501	49,501	49,501	—	—
Investments available-for-sale	144,364	144,364	—	144,364	—
Loans receivable, net	663,153	680,622	—	—	680,622
FHLB stock	7,017	7,017	—	7,017	—
Accrued interest receivable	3,698	3,698	—	3,698	—

Financial Liabilities:
Deposits	201,658	201,658	201,658	—	—
Certificates of deposit	410,407	413,417	—	413,417	—
Advances from the FHLB	119,000	118,610	—	118,610	—
Accrued interest payable	88	88	—	88	—

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

Note 8 - Federal Home Loan Bank Stock

At March 31, 2014, the Bank held $7.0 million of FHLB stock. FHLB stock is carried at par value ($100 per share) and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

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

Prior to 2014, the FHLB announced that the Federal Housing Finance Agency had granted them the authority to repurchase up to $25 million in excess capital stock per quarter and pay quarterly dividends, provided that their financial condition - measured primarily by the ratio of market value of equity-to-par value of capital stock - does not deteriorate. As a result, the FHLB repurchased shares on a pro-rata basis from its shareholders, including 656 shares from the Bank, at par value during the first quarter of 2014. Also, the Bank received $1,767 in dividends from the FHLB in the quarter ended March 31, 2014. During the first quarter of 2013, the Bank received no dividends on FHLB stock and 659 shares of FHLB stock were repurchased. The Bank has determined there was no OTTI on the FHLB stock investment as of March 31, 2014.

Note 9 - Stock-Based Compensation

In June 2008, First Financial Northwest's shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $84,800 and $481,000 for the three months ended March 31, 2014 and 2013, respectively, and the related income tax benefit was $29,700 and $168,000 for the three months ended March 31, 2014 and 2013.

Stock Options

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Plan authorizes the grant of stock options totaling 2,285,280 shares to Company directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At March 31, 2014, remaining options for 766,756 shares of common stock were available for grant under the Plan.

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

A summary of the Company’s stock option plan awards for the three months ended March 31, 2014, follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2014	1,203,535	$9.49	—	$1,103,186	$2.11
Granted	—	—	—	—	—
Exercised	(62,000)	9.78	—	—	—
Forfeited or expired	—	—	—	—	—
Outstanding at March 31, 2014	1,141,535	9.48	5.21	839,668	2.13
Expected to vest assuming a 3% forfeiture rate
over the vesting term	1,135,235	9.48	5.19	831,016

Exercisable at March 31, 2014	931,535	9.56	4.41	551,268

As of March 31, 2014, there was $545,935 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.0 years.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At March 31, 2014, remaining restricted stock awards for 74,478 shares were available to be awarded and are held in trust until they are issued in connection with the agreement. There are 103,400 shares of restricted stock awards previously granted that have not vested as of March 31, 2014.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2014, follows:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	103,400	$8.24
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2014	103,400	8.24

Expected to vest assuming a 3% forfeiture rate over the vesting term	100,298

As of March 31, 2014, there was $705,890 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.7 years. There were no shares of restricted stock vested during the quarter ended March 31, 2014 compared to 6,400 shares of restricted stock vested with a fair value of $53,000 during the quarter ended March 31, 2013.

Note 10 - Federal Income Taxes

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we considered positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings. We further considered that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset. After reviewing and weighing these various factors, in 2010 we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential. During 2013, management determined that a full valuation allowance was no longer appropriate and reversed all but $431,000 of the deferred tax asset valuation allowance as of December 31, 2013. In reaching this determination, management considered the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, available tax planning strategies and projected taxable income.

As of March 31, 2014, the consolidated balance sheet includes gross deferred tax assets of $16.0 million and a deferred tax asset valuation allowance of $431,000 due to a prior period capital loss on investment. Deferred tax liabilities totaled $2.4 million, resulting in a net deferred tax asset of $13.1 million at March 31, 2014.

The Company's federal net operating loss carryforward was $17.7 million at March 31, 2014 and will begin to expire in 2030. The Company had an alternative minimum tax credit carryforward totaling $1.8 million, with no expiration date.

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

Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings or absorb losses. Basic earnings per common shares is computed by dividing net earnings allocated to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except share data)
Net income	$2,645	$1,556
Earnings allocated to participating securities	(16)	(18)
Earnings allocated to common shareholders	2,629	1,538

Basic weighted-average common shares outstanding	15,252,445	17,380,640
Dilutive stock options	81,331	21,210
Dilutive restricted stock grants	23,344	—
Diluted weighted-average common shares outstanding	15,357,120	17,401,850

Basic earnings per share	$0.17	$0.09
Diluted earnings per share	$0.17	$0.09

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Options to purchase an additional 210,000 and 1,382,524 shares of common stock at March 31, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because their exercise price resulted in them being antidilutive.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K"). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

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

Net income for the three months ended March 31, 2014 was $2.6 million, or $0.17 per diluted share, as compared to net income of $1.6 million, or $0.09 per diluted share for the three months ended March 31, 2013. The change in operating results in the first quarter of 2014, as compared to the first quarter of 2013, was primarily the result of a $1.4 million decrease in noninterest expense, a $665,000 increase in net interest income, a $500,000 recapture of loan loss provision partially offset by a $1.4 million increase in the federal income tax provision.

During the three months ended March 31, 2014, our total loan portfolio increased $8.7 million, or 1.3% from December 31, 2013, due primarily to a $6.0 million, or 2.4% increase in commercial real estate loans, a $3.5 million, or 2.9% increase in multifamily loans and a $2.1 million, or 6.8% increase in construction/land development loans partially offset by a $1.4 million, or 0.5% decrease in one-to-four family residential loans.

The following table details our five largest lending relationships at March 31, 2014:

Borrower (1)	Number of Loans	One-to-Four Family Residential (Rental Properties)	Multifamily	Commercial Real Estate (Rental Properties)	Construction/Land Development	Aggregate Balance of Loans (2)
		(In thousands)
Real estate investor	3	$—	$—	$18,321	$—	$18,321
Real estate builder	63	15,200	—	—	2,756	17,956
Real estate builder (3)	91	14,161	—	212	—	14,373
Real estate investor	34	8,464	3,951	1,689	—	14,104
Real estate investor	2	—	—	13,636	—	13,636
Total	193	$37,825	$3,951	$33,858	$2,756	$78,390
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	Net of LIP.

(3)	Of this amount, $13.2 million were considered impaired loans; and all of these loans were performing and consisted of one-to-four family residential loans.

These relationships, which represent 11.4% of our loans, net of undisbursed funds, decreased $1.2 million from December 31, 2013. All five borrowers were current on their loan payments at March 31, 2014. We monitor the performance of these borrowing relationships very closely due to the concentration risk they possess in relation to the entire loan portfolio.

Critical Accounting Policies

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the allowance for loan and lease losses ("ALLL"), the valuation of OREO and foreclosed assets, and the calculation of deferred taxes, fair values and other-than-temporary impairments on the market value of investments. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2013 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosure contained in the Company's 2013 Form 10-K

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Assets. Total assets were $901.5 million at March 31, 2014, a decrease of $19.5 million, or 2.1% from $921.0 million at December 31, 2013. The following table details the changes in the composition of our assets at March 31, 2014 from December 31, 2013.

	Balance at March 31, 2014	Increase/(Decrease) from December 31, 2013	Percent Increase/(Decrease)
	(Dollars in thousands)
Cash on hand and in banks	$5,440	$(634)	(10.4)%
Interest-earning deposits	28,073	(21,428)	(43.3)
Investments available-for-sale, at fair value	139,868	(4,496)	(3.1)
Loans receivable, net	671,848	8,695	1.3
Premises and equipment, net	17,139	(152)	(0.9)
FHLB stock, at cost	6,952	(65)	(0.9)
Accrued interest receivable	3,509	(189)	(5.1)
Deferred tax assets, net	13,124	(1,711)	(11.5)
OREO	11,609	144	1.3
Prepaid expenses and other assets	3,917	336	9.4
Total assets	$901,479	$(19,500)	(2.1)%

Interest-earning deposits decreased $21.4 million to $28.1 million at March 31, 2014, from $49.5 million at December 31, 2013 to fund the decline in customer deposits. Investments available-for-sale decreased $4.5 million, or 3.1% to $139.9 million at March 31, 2014, from $144.4 million at December 31, 2013, primarily due to the principal repayment of $5.0 million of mortgage-backed securities. Net loans receivable increased $8.7 million to $671.8 million at March 31, 2014 from December 31, 2013. Loan originations for the quarter were $38.9 million, of which $10.3 million and $13.2 million were in one-to-four family residential and commercial real estate loans, respectively. Principal repayments for the loan portfolio during the quarter were $30.5 million and loans transferred to OREO were $1.2 million. OREO increased $144,000 or 1.3% to $11.6 million at March 31, 2014, from $11.5 million at December 31, 2013 as more loans became OREO than OREO properties that were sold.

Deposits. During the first three months of 2014, deposits decreased $25.0 million to $587.0 million at March 31, 2014, compared to $612.1 million at December 31, 2013. Deposit accounts consisted of the following:

	Balance at March 31, 2014	Increase/ (Decrease) from December 31, 2013	Percent Increase/(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$8,810	$(1,809)	(17.0)%
NOW	21,238	(4,233)	(16.6)
Statement savings	22,178	1,782	8.7
Money market	136,857	(8,315)	(5.7)
Certificates of deposit	397,964	(12,443)	(3.0)
	$587,047	$(25,018)	(4.1)%

Statement savings increased by $1.8 million during the first quarter of 2014 offset by decreases of $1.8 million, $4.2 million, $8.3 million and $12.4 million in noninterest-bearing, NOW, money market accounts and certificates of deposit, respectively. The decrease in certificates of deposit and money market accounts was primarily the result of our strategy to utilize our excess liquidity, mainly cash, to reduce higher-cost deposits by competing less aggressively on deposit interest rates. We believe customers who were more interest rate sensitive elected to withdraw their funds to invest in higher yielding investment products, which contributed to the decline in our deposit balances. Included in the certificates of deposit balance at March 31, 2014 was $10.8 million in public funds. We did not have any brokered deposits at March 31, 2014 or December 31, 2013.

Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk and to leverage our balance sheet. Total FHLB advances at March 31, 2014 were $119.0 million, unchanged from December 31, 2013.

Stockholders’ Equity. Total stockholders’ equity increased $3.5 million, or 1.9% to $187.8 million at March 31, 2014 from $184.4 million at December 31, 2013. The increase was primarily the result of net income of $2.6 million generated during the first quarter ended March 31, 2014 and an improvement of $1.2 million in other comprehensive income from unrealized holding gains on available-for-sale securities.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

Net Interest Income. Net interest income for the quarter ended March 31, 2014 increased $665,000 before provision to $8.1 million, as compared to $7.4 million for the same quarter in 2013. The increase was attributable to an increase of $114,000 in interest income and a decrease of $551,000 in interest expense. Average interest-earning assets increased $9.7 million to $852.8 million for the three months ended March 31, 2014, from the same quarter in 2013 primarily due to an increase in our net loans receivable. Average interest-bearing liabilities increased $16.6 million to $705.2 million for the first quarter of 2014 compared to the first quarter of 2013, primarily due to an increase in our FHLB borrowings. During the same period, our yield on interest-earning assets did not change while our cost of funds decreased 34 basis points. Our interest rate spread for the quarter ended March 31, 2014 increased 34 basis points to 3.62% compared to 3.28% for the first quarter of 2013. Our net interest margin for the first quarter of 2014 increased 27 basis points to 3.78% from 3.51% for the same quarter last year.

The following table sets forth the effects of changes in rates and volumes on our net interest income:

	Three Months Ended March 31, 2014 Compared to March 31, 2013 Increase/(Decrease) Due to
	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loan receivable, net	$(324)	$306	$(18)
Investments available-for-sale	157	(26)	131
Interest-earning deposits	(1)	—	(1)
FHLB stock	2	—	2
Total net change in income on interest-earning assets	(166)	280	114

Interest-bearing liabilities:
NOW	(1)	3	2
Statement savings	(2)	1	(1)
Money market	(14)	(11)	(25)
Certificates of deposit	(306)	(216)	(522)
Advances from the FHLB	(450)	445	(5)
Total net change in expense on interest-bearing liabilities	(773)	222	(551)
Net change in net interest income	$607	$58	$665

Interest Income. Total interest income for the first quarter of 2014 increased $114,000, or 1.2% to $9.7 million from $9.5 million, as compared to the first quarter of 2013.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013		Increase/(Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$670,311	5.39%	$650,955	5.56%	$(18)
Investments available-for-sale	142,473	1.70	151,013	1.25	131
Interest-bearing deposits	33,063	0.24	33,880	0.25	(1)
FHLB stock	7,001	0.10	7,271	—	2
Total interest-earning assets	$852,848	4.53%	$843,119	4.53%	$114

Interest income from net loans receivable declined $18,000 and remained at $9.0 million during the first three months of 2014, as compared to the same period in 2013. The slight decline was due to a 17 basis point decrease in the average loan yield from the comparable quarter in 2013 offsetting a $19.4 million increase in the average loan balance to $670.3 million at March 31, 2014.

Interest income from investments available-for-sale increased $131,000 to $604,000 for the three months ended March 31, 2014, as compared to $473,000 for the comparable period in 2013. The primary reason for this increase was a 45 basis points increase in the average investment yield, resulting in a $157,000 increase in interest income, reflecting adjustable rate mortgage backed securities trending upwards over the last year. This change was partially offset by a $26,000 decrease in interest income due to a $8.5 million decrease in the average balance of investments.

Interest Expense. Total interest expense for the three months ended March 31, 2014 was $1.6 million, a decrease of $551,000 compared to $2.1 million for the first quarter of 2013.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013		Increase/ (Decrease) in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW	$22,009	0.14%	$16,455	0.15%	$2
Statement savings	22,349	0.13	18,304	0.20	(1)
Money market	138,161	0.18	158,468	0.22	(25)
Certificates of deposit	403,652	1.26	458,348	1.56	(522)
Advances from the FHLB	119,000	0.84	37,007	2.77	(5)
Total interest-bearing liabilities	$705,171	0.91%	$688,582	1.25%	$(551)

Interest expense on our certificates of deposit accounts decreased $522,000, due to the $54.7 million decline in the average balance of certificates of deposit and a 30 basis point reduction in our cost of certificates for the first quarter of 2014, as compared to the first quarter of 2013. Interest expense on our money market accounts decreased $25,000, primarily as a result of a decrease in the average cost of these funds of four basis points, or $14,000 to 0.18% from 0.22%. Interest expense related to our FHLB advances decreased $5,000, primarily as a result of the 193 basis points decrease in our average cost of funds for FHLB advances to 0.84% at March 31, 2014 from 2.77% at March 31, 2013 being mostly offset by an increase of $82.0 million in the average balance of our advances to $119.0 million for the first quarter of 2014, as compared to $37.0 million during the quarter ended March 31, 2013.

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

During the quarter ended March 31, 2014, management evaluated the adequacy of the ALLL and concluded that a recapture of prior period provisions for loan loss in the amount of $500,000 was appropriate for the quarter, compared to no provision during the quarter ended March 31, 2013:

•
after careful review and ongoing monitoring, loans with principal balances totaling $12.3 million were upgraded during the quarter as a result of an improvement in their respective risk profiles, reducing the amounts allocated for future loan losses relating to these loans;

•	delinquent loans, loans over 30 days past due, decreased to $3.0 million at March 31, 2014, from $4.3 million at December 31, 2013 and $16.7 million at March 31, 2013;

•
nonperforming loans decreased to $2.5 million at March 31, 2014, from $4.0 million at December 31, 2013, and $19.0 million at March 31, 2013, reflecting continuing improvement in the quality of our loan portfolio;

•	nonperforming loans as a percentage of total loans improved to 0.37% at March 31, 2014, compared to 0.59% at December 31, 2013, and 2.86% at March 31, 2013; and

•	nonperforming assets decreased to $14.1 million at March 31, 2014, compared to $15.5 million at December 31, 2013, and $35.3 million at March 31, 2013.

The ALLL at March 31, 2014, was $12.1 million compared to $13.0 million at December 31, 2013. The ALLL represented 477.23% of nonperforming loans and 1.76% of total loans, net of LIP, at March 31, 2014 compared to 325.26% and 1.91%, respectively, at December 31, 2013.

We believe that the ALLL as of March 31, 2014 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table presents a breakdown of our nonperforming assets and as a percent of total assets at the dates indicated:

	March 31, 2014	December 31, 2013	March 31, 2013	Three Month Increase/(Decrease)	One Year Increase/ (Decrease)
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$1,600	$2,297	$5,980	$(697)	$(4,380)
Multifamily	228	233	2,623	(5)	(2,395)
Commercial real estate	706	1,198	4,883	(492)	(4,177)
Construction/land development	—	223	4,747	(223)	(4,747)
Consumer	—	44	732	(44)	(732)
Total nonperforming loans	2,534	3,995	18,965	(1,461)	(16,431)

OREO	11,609	11,465	16,310	144	(4,701)
Total nonperforming assets	$14,143	$15,460	$35,275	$(1,317)	$(21,132)

Nonperforming assets as a percent of total assets	1.57%	1.68%	3.98%

Nonperforming loans include loans to borrowers who are experiencing deteriorating financial conditions and there is doubt as to the ultimate recoverability of the full principal and interest due the Bank in accordance with the terms of the loan agreement. Nonperforming loans decreased $1.5 million to $2.5 million at March 31, 2014, from $4.0 million at December 31, 2013. This decrease was the result of $1.2 million of loans transferred to OREO, $553,000 in charge-offs, $215,000 in short sales and $60,000 in principal reductions offset by a net increase of $558,000 of loans classified as nonperforming during the three months ended March 31, 2014.

The three largest nonperforming loans in the loan portfolio at March 31, 2014 consisted of a $601,000 commercial loan, secured by a two-story office building in King County; a $326,000 one-to-four family loan secured by a two-story single family residence in Pierce County; and a $300,000 one-to-four family loan, secured by a two-story single family residence in Pierce County.

Nonperforming assets continued to decrease during the quarter. At their peak, nonperforming assets reached $166.4 million at March 31, 2010, decreasing to $14.1 million at March 31, 2014, representing a $152.3 million, or 91.5% decrease.

The following table presents a breakdown of our TDRs:

	March 31, 2014	December 31, 2013	March 31, 2013	Three Month Increase/ (Decrease)	One Year Increase/ (Decrease)
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$469	$924	$2,679	$(455)	$(2,210)
Consumer	—	44	47	(44)	(47)
Total nonperforming TDRs	469	968	2,726	(499)	(2,257)

Performing TDRs:
One-to-four family residential	45,762	45,851	52,270	(89)	(6,508)
Multifamily	2,201	2,208	1,234	(7)	967
Commercial real estate	12,066	12,111	12,251	(45)	(185)
Consumer	43	—	—	43	43
Total performing TDRs	60,072	60,170	65,755	(98)	(5,683)

Total TDRs	$60,541	$61,138	$68,481	$(597)	$(7,940)

Our TDRs decreased $597,000, or 1.0% to $60.5 million at March 31, 2014, compared to $61.1 million at December 31, 2013 and decreased $7.9 million, or 11.6% as compared to $68.5 million at March 31, 2013. During the first three months of 2014, we did not transfer any nonperforming TDRs to OREO, while $345,000 of TDRs were paid off and $252,000 in principal payments were received.

As we work with our borrowers to help them through this difficult economic cycle, we explore all options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included lowering the interest rate on the loan for a period of time and/or extending the maturity date of the loan or allowing interest only payments for a specific time frame. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is in the Bank's best interest. Of the $60.5 million in TDRs at March 31, 2014, $60.1 million were performing and $469,000 were not performing according to their restructured payment terms.

The largest TDR relationship at March 31, 2014 totaled $13.2 million and was comprised of one-to-four family residential rental properties located in King, Kitsap, Pierce and Thurston counties. At March 31, 2014, there were no LIP in connection with these restructured and impaired loans.

OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. The following table presents a breakdown of our OREO by county and number of properties at March 31, 2014.

	County				Total	Number of Properties	Percent of Total OREO
	King	Pierce	Kitsap	All Other
	(Dollars in thousands)
OREO:
One-to-four family residential	$711	$505	$—	$—	$1,216	7	10.5%
Commercial real estate (1)	—	8,152	773	912	9,837	13	84.7%
Construction/land development	—	223	—	333	556	2	4.8%
Total OREO	$711	$8,880	$773	$1,245	$11,609	22	100.0%
_________
(1) Of the 13 properties classified as commercial real estate, there are nine office/retail buildings, one mixed-use buildings and three are undeveloped lots.

The following table presents a breakdown of our OREO activity:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of period	$11,465	$17,347
Loans transferred to OREO	1,191	3,376
Capitalized improvements	—	33
Dispositions of OREO	(851)	(4,301)
Market value adjustments	(196)	(145)
Balance at end of period	$11,609	$16,310

OREO increased $144,000 during the first quarter of 2014, or 1.3% to $11.6 million at March 31, 2014 from December 31, 2013. We sold $851,000 of OREO during the first quarter of 2014, which was comprised of two properties and generated a net loss on sale of $71,000. OREO at March 31, 2014 consisted of $9.8 million in commercial real estate properties, $1.2 million in one-to-four family residential homes and $556,000 in construction/land development projects.

The three largest OREO properties at March 31, 2013 were an office/retail building valued at $3.4 million, an office/retail building valued at $1.1 million and an office/retail building valued at $837,000, all located in Pierce County.

We continue to focus our efforts on converting nonperforming loans to OREO through foreclosure or deeds in lieu of foreclosure and selling the properties. By taking ownership of these properties, we can convert nonearning assets into earning assets on a more timely basis. Our success in this area is reflected by the improved ratio of our average interest-earning assets to average interest-bearing liabilities of 120.9% at March 31, 2014 compared to 122.4% at March 31, 2013.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Recapture of loan loss provision	$500	$—
Charge-offs	553	619
Recoveries	152	79
ALLL	12,093	12,002
ALLL as a percent of total loans, net of LIP	1.76%	1.81%
ALLL as a percent of nonperforming loans, net of LIP	477.23	63.28
Total nonperforming loans, net of LIP	$2,534	$18,965
Nonperforming loans as a percent of total loans, net of LIP	0.37%	2.86%
Total loans receivable, net of LIP	$686,565	$663,499
Total loans originated	38,884	28,552

Noninterest Income. Noninterest income decreased $36,000 to $68,000 for the first quarter of 2014 from $104,000 for the same quarter in 2013. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended March 31, 2014	Increase/(Decrease) from March 31, 2013	Percent Increase/(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$15	$(2)	(11.5)%
Loan service fees	21	(14)	(41.0)
Servicing rights, net	2	5	(158.8)
Other	30	(25)	(44.7)
Total noninterest income	$68	$(36)	(34.7)%

The decrease in noninterest income for three months ended March 31, 2014 compared to the same period in 2013 was largely due to a $23,000 decrease in rental income from OREO properties.

Noninterest Expense. Noninterest expense decreased $1.4 million to $4.5 million for the first quarter of 2014 from $5.9 million for the comparable quarter in 2013. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended March 31, 2014	Increase/(Decrease) from March 31, 2013	Percent Increase/(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$2,900	$(714)	(19.7)%
Occupancy and equipment	351	(3)	(0.9)
Professional fees	357	(88)	(19.7)
Data processing	173	11	6.7
Loss on sales of OREO property, net	71	703	(111.2)
OREO market value adjustments	196	51	35.1
OREO-related expenses, net	61	(273)	(81.7)
Regulatory assessments	78	(205)	(72.4)
Insurance and bond premiums	88	(26)	(22.7)
Marketing	25	7	39.6
Prepayment penalty on FHLB advances	—	(679)	(100.0)
Other general and administrative	224	(138)	(38.1)
Total noninterest expense	$4,524	$(1,354)	(23.0)%

The decrease in noninterest expense for the three months ended March 31, 2014 compared to the same period in 2013 was in part due to the FHLB prepayment penalty of $679,000 incurred during the quarter ended March 31, 2013 on the refinance of a $33.0 million advance with no comparable transaction during the quarter ending March 31, 2013. In addition, salaries and employee benefits decreased $714,000, as compared to the first quarter of last year due to 15.2% reduction in full-time equivalent employees to 95 from 112 employees. Also contributing to the change was a decline in stock based compensation, which was $85,000 during the quarter ended March 31, 2014 compared to $481,000 in the comparable quarter a year ago. The Bank also had decreases of $273,000 in OREO-related expenses and a $205,000 decrease in our regulatory assessments reflecting our improved financial condition. In addition, we had a net loss on sales of OREO property of $71,000 in the first quarter of 2014 compared to a net gain of $632,000 during the first quarter of 2013 .

Federal Income Tax Expense. We recorded a $1.5 million federal income tax provision for the quarter ended March 31, 2014, as a result of our increase in net income. This compared to $59,000 federal income tax provision for the three months ended March 31, 2013. The federal income tax provision for the three months ended March 31, 2013 was the result of the alternative minimum tax. For the three months ended March 31, 2014, the effective tax rate was 35.46%

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, loan and investment repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At March 31, 2014, certificates of deposit scheduled to mature in one year or less totaled $244.3 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions, although recently we have been less aggressive in competing for certificates of deposit and public funds in order to reduce our cost of funds. Historically, we have been able to retain a significant amount of the deposits as they mature. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs. At March 31, 2014, the Bank maintained credit facilities with the FHLB totaling $228.6 million with an outstanding balance of $119.0 million. At March 31, 2014, we also had available a total of $50.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flow in Item 1 of this Form 10-Q.

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

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2014 and December 31, 2013, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at March 31, 2014.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$8,158	$8,158	$—	$—	$—
Unused portion of lines of credit	11,232	1,992	298	6,889	2,053
Undisbursed portion of construction loans	11,339	7,303	4,036	—	—
Total commitments	$30,729	$17,453	$4,334	$6,889	$2,053

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

Capital

At March 31, 2014, stockholders' equity totaled $187.8 million, or 20.8% of total assets. Our book value per share of common stock was $11.42 at March 31, 2014 compared to $11.25 at December 31, 2013. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” institution in accordance with regulatory standards. As of March 31, 2014, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank only were as follows at March 31, 2014: Tier 1 leverage capital 18.61%; Tier 1 risk-based capital 26.98%; and Total risk-based capital 28.24%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively.

The Bank met the financial ratios for “well-capitalized” status at March 31, 2014. In addition, at March 31, 2014, First Financial Northwest, the parent company of the Bank, had $10.4 million of available cash to potentially increase its investment in the Bank.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General. Our Board of Directors has approved an asset/liability management policy to guide management in maximizing net interest income by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk and profitability. The policy established an Asset/Liability Management Committee ("ALCO") comprised of certain members of senior management and the Board of Directors. The Committee's purpose is to communicate, coordinate and manage our asset/liability position consistent with our business plan and Board-approved policies. The ALCO meets quarterly to review various areas including:

•	economic conditions;

•	interest rate outlook;

•	asset/liability mix;

•	interest rate risk sensitivity;

•	current market opportunities to promote specific products;

•	historical financial results;

•	projected financial results; and

•	capital position.

The Committee also reviews current and projected liquidity needs. As part of its procedures, the ALCO regularly reviews interest rate risk by forecasting the impact that changes in interest rates may have on net interest income and the market value of portfolio equity, which is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments and evaluating such impacts against the maximum potential change in the market value of portfolio equity that is authorized by the Board of Directors.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income as a percentage of net income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 25.4% of our total loans were comprised of adjustable-rate loans at March 31, 2014. At that date, $77.7 million, or 43.8% of these loans with a weighted-average interest rate of 4.4% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

The following table illustrates the change in our net interest income at March 31, 2014 that would occur in the event of a gradual change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at March 31, 2014
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$30,761	(3.09)%
+200	31,216	(1.66)
+100	31,610	(0.42)
Base	31,742	—
(100)	30,641	(3.47)

The following table illustrates the change in our net portfolio value (“NPV”) at March 31, 2014 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (2)			Portfolio Value of Assets		Value of
Rates (1)	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	Assets (6)
	(Dollars in thousands)
+300	$148,357	$(45,942)	(23.60)%	17.74%	(5.03)%	$836,279
+200	163,507	(30,792)	(15.80)	18.98	(3.37)	861,330
+100	179,834	(14,465)	(7.40)	20.25	(1.58)	887,977
Base	194,299	—	—	21.28	—	913,218
(100)	202,751	8,452	4.40	21.73	0.93	933,003
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

At March 31, 2014, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be one of our primary risks as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Changes in Internal Controls: In the quarter ended March 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2014, we did not sell any securities that were not registered under the Securities Act of 1933. There were no repurchases of equity securities in the first quarter of 2014.

On April 24, 2014, the Company announced that its Board of Directors has authorized the repurchase of up to 1,645,414 shares of the Company's common stock, or 10% of the Company's outstanding shares. The shares may be purchased through September 16, 2014, depending upon market conditions and other factors.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Bylaws of First Financial Northwest (1)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (11)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak,
Harry A. Blencoe, Robert H. Gagnier and Joseph W. Kiley III (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (2)
10.7	2008 Equity Incentive Plan (3)
10.8	Forms of incentive and non-qualified stock option award agreements (4)
10.9	Form of restricted stock award agreement (4)
10.9	Form of restricted stock award agreement (4)
10.10	Memorandum of Understanding with the FDIC and DFI (5)
10.11	Settlement Agreement and Mutual Release with the Stilwell Group (6)
10.12	Transition Agreement Modification Agreement for Victor Karpiak (6)
10.13	Amendment No. 1 to the Settlement and Mutual Release Agreement with the Stilwell Group (7)
10.14	Amendment No. 2 to the Settlement and Mutual Release Agreement with the Stilwell Group (8)
10.15	Offer Letter, dated June 27, 2013, between First Savings Bank Northwest and Richard P. Jacobson (9)
10.16	Separation Agreement between Victor Karpiak, First Financial Northwest and Affiliates (10)
10.17	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (11)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.0
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
 ____________

(1)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.

(2)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference.

(3)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated April 2, 2012.

(6)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2012.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 17, 2013.

(8)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated February 26, 2013.

(9)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated July 9, 2013.

(10)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated August 23, 2013.

(11)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 5, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: May 8, 2014	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	By:	/s/ Richard. P. Jacobson
Richard P. Jacobson
Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2014	By:	/s/ Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the qaurter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.