Form 10-Q
period 2014-06-30
First Financial Northwest, Inc.
filed 2014-08-07
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 1, 2014, 15,730,979 shares of the issuer's common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

Part 1. Financial Information

Item 1. Financial Statements

	June 30, 2014	December 31, 2013
Assets

Cash on hand and in banks	$5,036	$6,074
Interest-earning deposits	35,650	49,501
Investments available-for-sale, at fair value	128,844	144,364
Loans receivable, net of allowance of $11,951 and $12,994	676,455	663,153
Federal Home Loan Bank ("FHLB") stock, at cost	6,884	7,017
Accrued interest receivable	3,564	3,698
Deferred tax assets, net	11,427	14,835
Other real estate owned ("OREO")	10,114	11,465
Premises and equipment, net	17,024	17,291
Prepaid expenses and other assets	3,833	3,581
Total assets	$898,831	$920,979

Liabilities and Stockholders' Equity

Interest-bearing deposits	$565,211	$601,446
Noninterest-bearing deposits	9,908	10,619
Advances from the FHLB	135,500	119,000
Advance payments from borrowers for taxes and insurance	1,583	1,846
Accrued interest payable	105	88
Other liabilities	4,040	3,625
Total liabilities	716,347	736,624

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued
or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding
15,730,979 at June 30, 2014, 16,392,139 shares at December 31, 2013	157	164
Additional paid-in capital	159,495	166,866
Retained earnings, substantially restricted	32,724	29,220
Accumulated other comprehensive income (loss), net of tax	(582)	(2,020)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(9,310)	(9,875)
Total stockholders' equity	182,484	184,355
Total liabilities and stockholders' equity	$898,831	$920,979
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$9,087	$9,063	$18,113	$18,107
Investments available-for-sale	585	603	1,189	1,076
Interest-earning deposits	22	18	42	39
Dividends on FHLB stock	1	—	3	—
Total interest income	$9,695	$9,684	$19,347	$19,222
Interest expense
Deposits	1,238	1,763	2,585	3,656
FHLB advances	279	116	530	372
Total interest expense	$1,517	$1,879	$3,115	$4,028
Net interest income	8,178	7,805	16,232	15,194
(Recapture of provision) provision for loan losses	(100)	100	(600)	100
Net interest income after (recapture of provision) provision for loan losses	$8,278	$7,705	$16,832	$15,094
Noninterest income
Net (loss) gain on sale of investments	(20)	1	(20)	1
Other	108	154	176	258
Total noninterest income	$88	$155	$156	$259
Noninterest expense
Salaries and employee benefits	2,875	3,755	5,775	7,369
Occupancy and equipment	327	345	678	699
Professional fees	394	393	751	838
Data processing	159	176	332	338
Loss (gain) on sale of OREO property, net	36	(383)	107	(1,015)
OREO market value adjustments	92	76	288	221
OREO related expenses, net	78	151	139	485
Regulatory assessments	104	94	182	377
Insurance and bond premiums	88	121	176	235
Marketing	37	42	62	60
Prepayment penalty on FHLB advances	—	—	—	679
Other general and administrative	512	536	736	898
Total noninterest expense	$4,702	$5,306	$9,226	$11,184
Income before federal income tax provision (benefit)	3,664	2,554	7,762	4,169
Federal income tax provision (benefit)	1,297	(13,809)	2,750	(13,751)
Net income	$2,367	$16,363	$5,012	$17,920

Basic earnings per share	$0.16	$0.96	$0.33	$1.03
Diluted earnings per share	$0.16	$0.95	$0.33	$1.03

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,367	$16,363	$5,012	$17,920

Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on available-for-
sale securities	1,254	(1,960)	2,193	(2,596)
Reclassification adjustment for net (gains) losses
realized in income	20	(1)	20	(1)
Other comprehensive income (loss), before tax	1,274	(1,961)	2,213	(2,597)
Income tax provision related to items of other
comprehensive income	446	—	775	—
Other comprehensive income (loss), net of tax	$828	$(1,961)	$1,438	$(2,597)
Total comprehensive income	$3,195	$14,402	$6,450	$15,323

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Six Months Ended June 30, 2014
(Dollars in thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2013	16,392,139	$164	$166,866	$29,220	$(2,020)	$(9,875)	$184,355
Other comprehensive income	—	—	—	5,012	1,438	—	6,450
Cash dividend declared and paid ($0.10 per share)	—	—	—	(1,508)	—	—	(1,508)
Exercise of stock options	331,680	3	3,240	—	—	—	3,243
Repurchase and retirement of common stock	(992,840)	(10)	(10,813)	—	—	—	(10,823)
Compensation related to stock options and restricted stock awards	—	—	172	—	—	—	172
Allocation of 56,427 ESOP shares	—	—	30	—	—	565	595
Balances at June 30, 2014	15,730,979	$157	$159,495	$32,724	$(582)	$(9,310)	$182,484

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,012	$17,920
Adjustments to reconcile net income to net cash provided by operating activities:
(Recapture of provision) provision for loan losses	(600)	100
OREO market value adjustments	288	221
Loss (gain) on sale of OREO property, net	107	(1,015)
Loss (gain) on sale of investments	20	(1)
Loss on sale of premises and equipment	11	—
Depreciation of premises and equipment	382	410
Net amortization of premiums and discounts on investments	750	966
Deferred federal income taxes (benefit)	2,633	(13,870)
Allocation of ESOP shares	595	485
Stock compensation expense	172	970
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(252)	281
Net increase (decrease) in advance payments from borrowers for taxes and insurance	(263)	949
Accrued interest receivable	134	(149)
Accrued interest payable	17	(120)
Other liabilities	415	123
Net cash provided by operating activities	$9,421	$7,270

Cash flows from investing activities:
Capital expenditures related to OREO	(52)	(38)
Proceeds from sales of OREO properties	2,638	9,322
Proceeds from sales and call of investments	6,380	29,998
Principal repayments on investments	10,583	13,792
Purchases of investments	—	(45,078)
Net increase in loans receivable	(14,332)	(8,758)
FHLB stock redemption	133	132
Purchases of premises and equipment	(126)	(16)
Net cash provided by (used for) investing activities	$5,224	$(646)

Cash flows from financing activities:
Net decrease in deposits	(36,946)	(34,960)
Advances from the Federal Home Loan Bank	16,500	74,000
Repayments of advances from the Federal Home Loan Bank	—	(83,066)
Proceeds from stock options exercises	3,243	334
Repurchase and retirement of common stock	(10,823)	(16,496)
Dividends paid	(1,508)	(658)
Net cash used by financing activities	$(29,534)	$(60,846)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013

Net decrease in cash and cash equivalents	$(14,889)	$(54,222)
Cash and cash equivalents at beginning of period	55,575	87,741
Cash and cash equivalents at end of period	$40,686	$33,519

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$3,098	$4,148
Federal income taxes paid	109	15
Noncash items:
Loans transferred to OREO, net of deferred loan fees and allowance for loan losses	$1,630	$5,369
Increase (decrease) in valuation allowance for investments available for sale	2,213	(2,597)
Investment trades payable	—	2,676

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Description of Business

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. First Financial Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to First Savings Bank. First Financial Northwest is a savings and loan holding company and is subject to regulation by the Federal Reserve Bank of San Francisco (“FRB”). First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

First Savings Bank is a community-based savings bank primarily serving King, and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through one full-service banking office located in Renton, Washington. First Savings Bank's business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, business, consumer loans and construction/land development. The Bank's current business strategy emphasizes commercial real estate, one-to-four family residential and multifamily lending.

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to First Financial Northwest, Inc. and its consolidated subsidiary First Savings Bank Northwest, unless the context otherwise requires.

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses ("ALLL"), the valuation of OREO and the underlying collateral of loans in the process of foreclosure, deferred tax assets and the fair value of financial instruments.

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
In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-01 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

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

Note 4 - Investments

Investment securities available-for-sale are summarized as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$42,286	$898	$(91)	$43,093
Freddie Mac	23,707	532	(107)	24,132
Ginnie Mae	30,095	94	(243)	29,946
Municipal bonds	642	1	—	643
U.S. Government agencies	17,155	105	(293)	16,967
Corporate bonds	14,070	50	(57)	14,063
Total	$127,955	$1,680	$(791)	$128,844

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

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position:

	June 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$8,761	$(91)	$—	$—	$8,761	$(91)
Freddie Mac	4,836	(107)	—	—	4,836	(107)
Ginnie Mae	19,124	(239)	1,059	(4)	20,183	(243)
Municipal bonds	500	—	—	—	500	—
U.S. Government agencies	8,197	(293)	—	—	8,197	(293)
Corporate bonds	5,944	(57)	—	—	5,944	(57)
Total	$47,362	$(787)	$1,059	$(4)	$48,421	$(791)

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$27,429	$(625)	$—	$—	$27,429	$(625)
Freddie Mac	8,704	(155)	2,483	(39)	11,187	(194)
Ginnie Mae	16,617	(278)	12,730	(315)	29,347	(593)
Municipal bonds	—	—	1,201	(199)	1,201	(199)
U.S. Government agencies	7,702	(596)	4,955	(45)	12,657	(641)
Corporate bonds	8,796	(266)	—	—	8,796	(266)
Total	$69,248	$(1,920)	$21,369	$(598)	$90,617	$(2,518)

At June 30, 2014, the Company had one Ginnie Mae mortgage-backed security with a gross unrealized loss of $3,720 and a fair value of $1.1 million that had an unrealized loss for greater than one year. At December 31, 2013, there were 11 securities that had a total gross unrealized loss of $598,000 with a fair value of $21.4 million that had an unrealized loss for greater than one year. Management reviewed the financial condition of the entities issuing these securities at June 30, 2014 and December 31, 2013, and determined that an other-than-temporary impairment ("OTTI") was not warranted.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an OTTI are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on the Company's Consolidated Income Statements. For debt securities, if the Company intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For the three and six months ended June 30, 2014 and 2013, the Company did not have any OTTI losses on investments.

The amortized cost and estimated fair value of investments available-for-sale at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$50	$50
Due after one year through five years	10,820	10,813
Due after five years through ten years	15,281	15,178
Due after ten years	5,716	5,632
	31,867	31,673
Mortgage-backed investments	96,088	97,171
Total	$127,955	$128,844

Under Washington state law, in order to participate in the public funds program the Company is required to pledge as collateral an amount equal to 100% of the public deposits held in the form of eligible securities. Investments with a market value of $17.7 million and $21.3 million were pledged as collateral for public deposits at June 30, 2014 and December 31, 2013, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

We sold $5.0 million of investments generating a gross loss of $20,000 during the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, we sold $30.0 million of investments resulting in a gross gain of $10,000 and a gross loss of $9,000.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$154,661	$158,797
Permanent non-owner occupied	117,404	121,877
	272,065	280,674
Multifamily:
Permanent	122,332	106,152
Construction	7,445	12,360
	129,777	118,512
Commercial real estate:
Permanent	253,291	227,016
Construction	6,100	19,905
Land	1,601	1,831
	260,992	248,752
Construction/land development: (1)
One-to-four family residential	11,431	3,977
Multifamily	12,858	12,491
Commercial	956	6,726
Land development	6,386	7,461
	31,631	30,655

Business	897	1,142
Consumer	8,149	9,201
Total loans	703,511	688,936

Less:
Loans in process ("LIP")	12,380	10,209
Deferred loan fees, net	2,725	2,580
ALLL	11,951	12,994
Loans receivable, net	$676,455	$663,153
___________
Excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At June 30, 2014, the Company had $6.1 million, or 2.3% of the total commercial real estate portfolio and $7.4 million, or 5.7% of its total multifamily portfolio in these rollover types of loans. At December 31, 2013, the Company had $19.9 million, or 8.0% of the total commercial real estate portfolio and $12.4 million, or 10.4% of the total multifamily portfolio in these rollover types of loans. At June 30, 2014 and December 31, 2013, $1.6 million and $1.8 million, respectively, of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots (where we do not intend to finance the construction) as commercial real estate land loans.

At June 30, 2014 and December 31, 2013 there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method:

	At or For the Three Months Ended June 30, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$4,575	$1,406	$5,536	$388	$7	$181	$12,093
Charge-offs	(57)	—	—	—	—	(23)	(80)
Recoveries	34	—	—	—	1	3	38
Provision (recapture)	(175)	27	86	(55)	3	14	(100)
Ending balance	$4,377	$1,433	$5,622	$333	$11	$175	$11,951

Allowance by category:
General reserve	$2,932	$1,401	$5,071	$333	$11	$175	$9,923
Specific reserve	1,445	32	551	—	—	—	2,028

Loans: (1)
Total loans	$272,065	$129,639	$259,701	$20,680	$897	$8,149	$691,131
General reserve (2)	225,319	127,225	249,818	20,680	897	8,106	632,045
Specific reserve (3)	46,746	2,414	9,883	—	—	43	59,086
____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Six Months Ended June 30, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development		Business	Consumer		Total
	(In thousands)
ALLL:
Beginning balance	$5,141	$1,377	$5,881	$399		$14	$182		$12,994
Charge-offs	(75)	—	(311)	(223)		—	(24)		(633)
Recoveries	34	—	151	—		1	4		190
Provision (recapture)	(723)	56	(99)	157		(4)	13		(600)
Ending balance	$4,377	$1,433	$5,622	$333	0.345	$11	$175	0.158	$11,951

Allowance by category:
General reserve	$2,932	$1,401	$5,071	$333		$11	$175		$9,923
Specific reserve	1,445	32	551	—		—	—		2,028

Loans: (1)
Total loans	$272,065	$129,639	$259,701	$20,680		$897	$8,149		$691,131
General reserve (2)	225,319	127,225	249,818	20,680		897	8,106		632,045
Specific reserve (3)	46,746	2,414	9,883	—		—	43		59,086
____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended June 30, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,444	$1,198	$4,781	$386	$32	$161	$12,002
Charge-offs	(150)	—	—	(332)	—	(55)	(537)
Recoveries	533	208	2	—	—	5	748
Provision (recapture)	(857)	(106)	736	291	(11)	47	100
Ending balance	$4,970	$1,300	$5,519	$345	$21	$158	$12,313

Allowance by category:
General reserve	$3,825	$1,232	$5,035	$345	$21	$158	$10,616
Specific reserve	1,145	68	484	—	—	—	1,697

Loans: (1)
Total loans	$294,880	$110,039	$235,812	$16,121	$1,720	$9,927	$668,499
General reserve (2)	241,415	108,566	220,088	11,752	1,720	9,210	592,751
Specific reserve (3)	53,465	1,473	15,724	4,369	—	717	75,748
_____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Six Months Ended June 30, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,562	$1,139	$5,207	$437	$30	$167	$12,542
Charge-offs	(309)	(346)	(98)	(332)	—	(71)	(1,156)
Recoveries	533	208	3	70	—	13	827
Provision (recapture)	(816)	299	407	170	(9)	49	100
Ending balance	$4,970	$1,300	$5,519	$345	$21	$158	$12,313

Allowance by category:
General reserve	$3,825	$1,232	$5,035	$345	$21	$158	$10,616
Specific reserve	1,145	68	484	—	—	—	1,697

Loans: (1)
Total loans	$294,880	$110,039	$235,812	$16,121	$1,720	$9,927	$668,499
General reserve (2)	241,415	108,566	220,088	11,752	1,720	9,210	592,751
Specific reserve (3)	53,465	1,473	15,724	4,369	—	717	75,748
_____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

Nonperforming loans were $2.3 million and $4.0 million at June 30, 2014 and December 31, 2013, respectively. Foregone interest on nonperforming loans for the three months ended June 30, 2014 was $33,000, compared to $259,000 for the same quarter in 2013. Foregone interest for the six months ended June 30, 2014 was $79,000 compared to $553,000 for the six months ended June 30, 2013.

There were no funds committed to be advanced in connection with impaired loans at either June 30, 2014 or December 31, 2013.

We continually monitor our loan portfolio for delinquent loans and changes in the financial condition of our borrowers. When an issue is identified with one of our borrowers and it is determined that the loan needs to be classified as nonperforming and/or impaired, an evaluation of the collateral is performed prior to the end of the financial reporting period and, if necessary, an appraisal is ordered in accordance with our appraisal policy guidelines. Based on this evaluation, any additional provision for loan loss or charge-offs that may be needed is recorded prior to the end of the financial reporting period.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type:

	June 30, 2014
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,180	$3,518	$—
Non-owner occupied	29,171	29,235	—
Multifamily	222	262	—
Commercial real estate	2,840	3,149	—
Consumer	43	70	—
Total	35,456	36,234	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	3,386	3,455	230
Non-owner occupied	11,009	11,062	1,215
Multifamily	2,192	2,192	32
Commercial real estate	7,043	7,043	551
Total	23,630	23,752	2,028
Total impaired loans:
One-to-four family residential:
Owner occupied	6,566	6,973	230
Non-owner occupied	40,180	40,297	1,215
Multifamily	2,414	2,454	32
Commercial real estate	9,883	10,192	551
Consumer	43	70	—
Total	$59,086	$59,986	$2,028
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
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,284	$34	$3,482	$72
Non-owner occupied	29,201	451	29,061	883
Multifamily	225	—	228	—
Commercial real estate	4,272	45	4,923	82
Construction/land development	—	—	74	—
Consumer	43	1	43	1
Total	37,025	530	37,811	1,038

Loans with an allowance:
One-to-four family residential:
Owner occupied	3,392	40	3,325	79
Non-owner occupied	11,178	149	11,551	306
Multifamily	2,196	37	2,200	71
Commercial real estate	7,055	94	7,065	181
Total	23,821	320	24,141	637

Total impaired loans:
One-to-four family residential:
Owner occupied	6,676	74	6,807	151
Non-owner occupied	40,379	600	40,612	1,189
Multifamily	2,421	37	2,428	71
Commercial real estate	11,327	139	11,988	263
Construction/land development	—	—	74	—
Consumer	43	1	43	1
Total	$60,846	$850	$61,952	$1,675

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$5,136	$28	$5,004	$58
Non-owner occupied	29,161	419	30,880	849
Multifamily	2,050	—	3,350	—
Commercial real estate	8,355	69	8,946	135
Construction/land development	4,558	—	4,628	—
Consumer	725	—	736	—
Total	49,985	516	53,544	1,042

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,990	54	5,292	112
Non-owner occupied	16,571	135	15,693	361
Multifamily	614	20	410	40
Commercial real estate	8,074	91	8,086	208
Total	30,249	300	29,481	721

Total impaired loans:
One-to-four family residential:
Owner occupied	10,126	82	10,296	170
Non-owner occupied	45,732	554	46,573	1,210
Multifamily	2,664	20	3,760	40
Commercial real estate	16,429	160	17,032	343
Construction/land development	4,558	—	4,628	—
Consumer	725	—	736	—
Total	$80,234	$816	$83,025	$1,763

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

	June 30, 2014	December 31, 2013
	(In thousands)
Nonperforming assets: (1)
Nonaccrual loans	$1,845	$3,027
Nonaccrual TDRs	458	968
Total nonperforming loans	2,303	3,995
OREO	10,114	11,465
Total nonperforming assets	$12,417	$15,460

Performing TDRs	$56,783	$60,170
Nonaccrual TDRs	458	968
Total TDRs	$57,241	$61,138
_____________
(1) There were no loans 90 days and greater past due and still accruing interest at June 30, 2014 or December 31, 2013.

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

In order to return a nonaccrual loan to accrual status, each loan is evaluated on a case-by-case basis. The Company evaluates the borrower's financial condition to ensure that future loan payments are reasonably assured. The Company also takes into consideration the borrower's willingness and ability to make the loan payments, as well as historical repayment performance. The Company requires the borrower to make loan payments consistently for a period of at least six months as agreed to under the terms of the loan agreement before the Company will consider reclassifying the loan to accrual status.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table is a summary of nonaccrual loans by loan type:

	June 30, 2014	December 31, 2013
	(In thousands)
One-to-four family residential	$1,380	$2,297
Multifamily	222	233
Commercial real estate	701	1,198
Construction/land development	—	223
Consumer	—	44
Total nonaccrual loans	$2,303	$3,995

The following tables represent a summary of the aging of loans by type:

	Loans Past Due as of June 30, 2014
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$822	$82	$443	$1,347	$153,314	$154,661
Non-owner occupied	—	—	167	167	117,237	117,404
Multifamily	—	—	—	—	129,639	129,639
Commercial real estate	328	—	600	928	258,773	259,701
Construction/land development	—	—	—	—	20,680	20,680
Total real estate	1,150	82	1,210	2,442	679,643	682,085
Business	—	—	—	—	897	897
Consumer	34	83	—	117	8,032	8,149
Total	$1,184	$165	$1,210	$2,559	$688,572	$691,131
 ________________
(1) There were no loans 90 days and greater past due and still accruing interest at June 30, 2014.
(2) Net of LIP.

	Loans Past Due as of December 31, 2013
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$923	$337	$575	$1,835	$156,962	$158,797
Non-owner occupied	—	—	692	692	121,185	121,877
Multifamily	—	—	—	—	117,181	117,181
Commercial real estate	331	—	1,089	1,420	245,982	247,402
Construction/land development	—	—	223	223	22,904	23,127
Total real estate	1,254	337	2,579	4,170	664,214	668,384
Business	—	—	—	—	1,142	1,142
Consumer	103	34	—	137	9,064	9,201
Total	$1,357	$371	$2,579	$4,307	$674,420	$678,727
_________________
(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2013.
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Quality Indicators. The Company utilizes a nine-point risk rating system and assigns a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension. Credits risk rated 1 through 5 are considered to be “pass” credits. Pass credits include assets, such as cash secured loans with funds on deposit with the Bank, where there is virtually no credit risk. Pass credits also include credits that are on the Company's watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future. Credits classified as special mention are risk rated 6 and possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. Substandard credits are risk rated 7. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at June 30, 2014 and December 31, 2013.

        The following tables represent a summary of loans by type and risk category:

	June 30, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$259,392	$127,014	$245,231	$20,680	$897	$7,927	$661,141
Special mention	4,431	1,193	12,414	—	—	—	18,038
Substandard	8,242	1,432	2,056	—	—	222	11,952
Total	$272,065	$129,639	$259,701	$20,680	$897	$8,149	$691,131
 _____________
(1) Net of LIP.

	December 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$265,511	$114,525	$229,149	$22,904	$1,142	$8,934	$642,165
Special mention	5,825	1,203	15,134	—	—	1	22,163
Substandard	9,338	1,453	3,119	223	—	266	14,399
Total	$280,674	$117,181	$247,402	$23,127	$1,142	$9,201	$678,727
______________
(1) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize the loan portfolio by type and payment activity:

	June 30, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$270,685	$129,417	$259,000	$20,680	$897	$8,149	$688,828
Nonperforming (3)	1,380	222	701	—	—	—	2,303
Total	$272,065	$129,639	$259,701	$20,680	$897	$8,149	$691,131
____________

(1)	Net of LIP.

(2)	There were $153.6 million of owner-occupied one-to-four family residential loans and $117.1 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	There were $1.1 million of owner-occupied one-to-four family residential loans and $300,000 of non-owner occupied one-to-four family residential loans classified as nonperforming.

	December 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$278,377	$116,948	$246,204	$22,904	$1,142	$9,157	$674,732
Nonperforming (3)	2,297	233	1,198	223	—	44	3,995
Total	$280,674	$117,181	$247,402	$23,127	$1,142	$9,201	$678,727
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

The following table presents TDRs and their recorded investment prior to the modification and after the modification:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
Principal and interest with interest rate concession	—	—	—	1	221	221
Advancement of maturity date	4	772	772	4	772	772
Commercial real estate:
Interest-only payments with interest rate concession	1	2,004	2,004	1	2,004	2,004
Total	5	$2,776	$2,776	6	$2,997	$2,997

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that Occurred During the Period:
One-to-four family residential:
Interest-only payments with no interest rate concession	2	$682	$685	2	$682	$685
Principal and interest with interest rate concession	2	1,620	1,590	2	1,620	1,590
Advancement of maturity date	1	311	307	1	311	307
Commercial real estate:
Principal and interest reamortized with no interest rate concession	—	—	—	1	335	333
Interest-only payments with interest rate concession	2	3,484	3,484	2	3,484	3,484
Total	7	$6,097	$6,066	8	$6,432	$6,399

At June 30, 2014 and June 30, 2013, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the three and six months ended June 30, 2014 and 2013 were the result of advancing the maturity date of the loan or granting the borrower interest rate concessions and/or interest-only payments for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. TDRs resulted in no charge-offs to the ALLL for the three and six months ended June 30, 2014 and $85,000 and $89,000 for the three and six months ended June 30, 2013, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of loans that were modified as TDRs within the previous 12 months and for which there was a payment default during the three and six months ended June 30, 2014 and 2013:

	Types of Modification
	Three Months Ended June 30, 2014					Six Months Ended June 30, 2014
	Number of Loans	No Interest Rate Concession - Modified Payment	Interest Rate Concession		Advancement of Maturity Date	Number of Loans	No Interest Rate Concession - Modified Payment	Interest Rate Concession		Advancement of Maturity Date
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	—	$—	$—	$—	—	—	$—	$—		$—
Commercial	—	—	—	—	—	1	—	—	430	430
Total	—	$—	$—	$—	—	1	$—	$—		$430

	Types of Modification
	Three Months Ended June 30, 2013						Six Months Ended June 30, 2013
	Number of Loans		No Interest Rate Concession - Modified Payment	Interest Rate Concession		Advancement of Maturity Date	Number of Loans	No Interest Rate Concession - Modified Payment	Interest Rate Concession		Advancement of Maturity Date
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	—	—	$—	$—	$—	—	1	$70	$—		$—
Commercial	1		333	—	—	—	2	333	940	333	—
Total	1		$333	$—	$—	—	3	$403	$940		$—

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL.

Note 6 - Other Real Estate Owned

The following table is a summary of OREO:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$11,609	$16,310	$11,465	$17,347
Loans transferred to OREO	439	1,993	1,630	5,369
Capitalized improvements	52	5	52	38
Dispositions of OREO, net	(1,894)	(4,006)	(2,745)	(8,307)
Market value adjustments	(92)	(76)	(288)	(221)
Balance at end of period	$10,114	$14,226	$10,114	$14,226

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We sold $1.9 million of OREO during the second quarter of 2014, which was comprised of five properties and generated a net loss of $36,000. OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. OREO at June 30, 2014 consisted of $898,000 in one-to-four family residential homes, $8.7 million in commercial real estate properties, and $536,000 in construction/land development projects.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements):

	Fair Value Measurements at June 30, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$43,093	$—	$43,093	$—
Freddie Mac	24,132	—	24,132	—
Ginnie Mae	29,946	—	29,946	—
Municipal bonds	643	—	643	—
U.S. Government agencies	16,967	—	16,967	—
Corporate bonds	14,063	—	14,063	—
Total	$128,844	$—	$128,844	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at December 31, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$46,232	$—	$46,232	$—
Freddie Mac	25,856	—	25,856	—
Ginnie Mae	33,873	—	33,873	—
Municipal bonds	1,850	—	1,850	—
U.S. Government agencies	22,704	—	22,704	—
Corporate bonds	$13,849	$—	$13,849	$—
Total	$144,364	$—	$144,364	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013.

	Fair Value Measurements at June 30, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans
receivable, net) (1)	$57,058	$—	$—	$57,058
OREO	10,114	—	—	10,114
Total	$67,172	$—	$—	$67,172

(1)	Total fair value of impaired loans is net of $2.0 million of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans
receivable, net) (1)	$61,985	$—	$—	$61,985
OREO	11,465	—	—	11,465
Total	$73,450	$—	$—	$73,450

(1)    Total fair value of impaired loans is net of $2.2 million of specific reserves on performing TDRs

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis. Inputs used in the collateral value method include appraised values, less estimated costs to sell. Some of these inputs may not be observable in the marketplace. Appraised values may be discounted based on management's historical knowledge, changes in market conditions from the time of valuation and/or management's expertise and knowledge of the borrower.

OREO properties are measured at the lower of their carrying amount or fair value, less estimated costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$57,058	Market approach	Appraised value discounted by market or borrower conditions	0% - 24.72% (0.73%)

OREO	$10,114	Market approach	Appraised value less selling costs	0% - 8.54% (0.95%)

	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$61,985	Market approach	Appraised value discounted by market or borrower conditions	0% - 72.29% (2.71%)

OREO	$11,465	Market approach	Appraised value less selling costs	0% - 26.35% (4.59%)

The carrying amounts and estimated fair values of financial instruments were as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2014
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,036	$5,036	$5,036	$—	$—
Interest-earning deposits	35,650	35,650	35,650	—	—
Investments available-for-sale	128,844	128,844	—	128,844	—
Loans receivable, net	676,455	696,975	—	—	696,975
FHLB stock	6,884	6,884	—	6,884	—
Accrued interest receivable	3,564	3,564	—	3,564	—

Financial Liabilities:
Deposits	196,394	196,394	196,394	—	—
Certificates of deposit	378,725	380,581	—	380,581	—
Advances from the FHLB	135,500	135,404	—	135,404	—
Accrued interest payable	105	105	—	105	—

	December 31, 2013
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$6,074	$6,074	$6,074	$—	$—
Interest-earning deposits	49,501	49,501	49,501	—	—
Investments available-for-sale	144,364	144,364	—	144,364	—
Loans receivable, net	663,153	680,622	—	—	680,622
FHLB stock	7,017	7,017	—	7,017	—
Accrued interest receivable	3,698	3,698	—	3,698	—

Financial Liabilities:
Deposits	201,658	201,658	201,658	—	—
Certificates of deposit	410,407	413,417	—	413,417	—
Advances from the FHLB	119,000	118,610	—	118,610	—
Accrued interest payable	88	88	—	88	—

Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments:

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash on hand and in banks, interest-earning deposits, FHLB stock, accrued interest receivable, accrued interest payable and investment transactions payable. FHLB stock is not publicly-traded, however it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB’s discretion. The fair value is therefore equal to the book value.

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

Note 8 - Federal Home Loan Bank Stock

At June 30, 2014, the Bank held $6.9 million of FHLB stock. FHLB stock is carried at par value ($100 per share) and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

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

Prior to 2014, the FHLB announced that the Federal Housing Finance Agency had granted it the authority to repurchase up to $25 million in excess capital stock per quarter and pay quarterly dividends, provided that the FHLB's financial condition - measured primarily by the ratio of market value of equity-to-par value of capital stock - does not deteriorate. As a result, the FHLB repurchased shares on a pro-rata basis from its shareholders, including 674 shares from the Bank, at par value during the second quarter of 2014 and 1,330 shares from the Bank for the six months ended June 30, 2014. For the three and six months ended June 30, 2013, the FHLB repurchased 659 and 1,318 shares, respectively, at par value, from the Bank.

During the second quarter and first six months of 2014 the Bank received $1,750 and $3,517 in dividends from the FHLB, respectively.

Note 9- Stock-Based Compensation

In June 2008, First Financial Northwest's shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $87,000 and $489,000 for the three months ended June 30, 2014 and 2013, respectively, and the related income tax benefit was $30,000 and $171,000 for the three months ended June 30, 2014 and 2013, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total compensation expense for the Plan was $172,000 and $970,000 for the six months ended June 30, 2014 and 2013, respectively, and the related income tax benefit was $60,000 and $340,000 for the six months ended June 30, 2014 and 2013, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 2,285,280 shares to Company directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At June 30, 2014, remaining options for 766,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the grant date using a Black-Scholes model that uses the following assumptions. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The historical volatility of the Company's stock price over a specified period of time is used for the expected volatility assumption. First Financial Northwest bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. First Financial Northwest elected to use the “Share-Based Payments” method permitted by the SEC to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at the midpoint.

A summary of the Company’s stock option plan awards and activity for the three and six months ended June 30, 2014, follows:

	For the three months ended June 30, 2014
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at April 1, 2014	1,141,535	$9.48		$839,668	$2.13
Granted	—	—		—	—
Exercised	(269,680)	9.78	—	232,398	1.92
Forfeited or expired	—	—	—	—	—
Outstanding at June 30, 2014	871,855	9.38	5.26	1,297,422	2.19
Expected to vest assuming a 3% forfeiture rate
over the vesting term	865,855	9.38	5.23	1,288,392	2.18

Exercisable at June 30, 2014	671,855	9.39	4.25	996,422	1.90

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the six months ended June 30, 2014
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2014	1,203,535	$9.49		$1,103,186	$2.11
Granted	—	—		—	—
Exercised	(331,680)	9.78	—	265,234	1.92
Forfeited or expired	—	—	—	—	—
Outstanding at June 30, 2014	871,855	9.38	5.26	1,297,422	2.19
Expected to vest assuming a 3% forfeiture rate
over the vesting term	865,855	9.38	5.23	1,288,392	2.18

Exercisable at June 30, 2014	671,855	9.39	4.25	996,422	1.90

As of June 30, 2014, there was $512,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.77 years.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At June 30, 2014, remaining restricted stock awards for 74,478 shares were available to be awarded. Shares that have been awarded but have not yet vested totaled 97,000 as of June 30, 2014 and are held in a reserve account until they are vested.

A summary of changes in nonvested restricted stock awards for the three and six months ended June 30, 2014, follows:

For the three months ended June 30, 2014
Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at April 1, 2014	103,400	$8.24
Vested	(6,400)	4.03
Forfeited	—	—
Nonvested at June 30, 2014	97,000	8.52

Expected to vest assuming a 3% forfeiture rate over the vesting term	94,090

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the six months ended June 30, 2014
Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	103,400	$8.24
Vested	(6,400)	4.03
Forfeited	—	—
Nonvested at June 30, 2014	97,000	8.52

Expected to vest assuming a 3% forfeiture rate over the vesting term	94,090

As of June 30, 2014, there was $655,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.42 years. The total fair value of shares vested for both quarters ended June 30, 2014 and 2013 was $26,000.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. Each quarter, we consider positive and negative evidence, which includes cumulative losses in the most recent three year period and uncertainty regarding short-term future earnings. We further consider that GAAP places heavy emphasis on prior earnings in determining the realizable deferred tax asset. After reviewing and weighing these various factors, in 2010 we recorded a valuation allowance for the balance of the deferred tax asset in excess of the tax carryback refund potential. During 2013, management determined that a full valuation allowance was no longer appropriate and reversed all but $431,000 of the deferred tax asset valuation allowance as of December 31, 2013. In reaching this determination, management considered the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, available tax planning strategies and projected taxable income.

The Company has prepared federal tax returns through December 31, 2013, at which time the net operating loss carryforward was $21.3 million and will begin to expire in 2030.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except share data)
Net income	$2,367	$16,363	$5,012	$17,920
Less: Earnings allocated to participating securities	$(14)	$—	$(30)	$—
Earnings allocated to common shareholders	$2,353	$16,363	$4,982	$17,920

Basic weighted-average common shares outstanding	15,042,712	17,133,137	15,146,999	17,423,838
Dilutive stock options	56,546	26,528	56,392	23,869
Dilutive restricted stock grants	21,680	—	20,764	—
Diluted weighted-average common shares outstanding	15,120,938	17,159,665	15,224,155	17,447,707

Basic earnings per share	$0.16	$0.96	$0.33	$1.03
Diluted earnings per share	$0.16	$0.95	$0.33	$1.03

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Options to purchase an additional 210,000 and 1,318,524 shares of common stock at June 30, 2014 and 2013, respectively, were not included in the computation of diluted earnings per share because the incremental shares under the treasury stock method of calculation resulted in them being antidilutive.

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

Overview

First Savings Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Our current business strategy emphasizes commercial real estate, one-to-four family residential, and multifamily lending.

Our primary source of revenue is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

An offset to net interest income is the provision for loan losses, which represents the periodic charge to operations which is required to adequately provide for probable losses inherent in our loan portfolio. As a loan's risk rating improves, property values increase, or recoveries of amounts previously charged off are received, a recapture of previously recognized provision for loan losses may be added to net interest income.

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

Critical Accounting Policies

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the ALLL, the valuation of OREO and foreclosed assets, and the calculation of deferred taxes, fair values and other-than-temporary impairments on the market value of investments. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2013 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosure contained in the Company's 2013 Form 10-K.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Assets. Total assets were $898.8 million at June 30, 2014, a decrease of 2.4%, from $921.0 million at December 31, 2013. The following table details the changes in the composition of our assets at June 30, 2014 from December 31, 2013.

	Balance at June 30, 2014	Increase/(Decrease) from December 31, 2013	Percent Increase/(Decrease)
	(Dollars in thousands)
Cash on hand and in banks	$5,036	$(1,038)	(17.1)%
Interest-earning deposits	35,650	(13,851)	(28.0)
Investments available-for-sale, at fair value	128,844	(15,520)	(10.8)
Loans receivable, net	676,455	13,302	2.0
Premises and equipment, net	17,024	(267)	(1.5)
FHLB stock, at cost	6,884	(133)	(1.9)
Accrued interest receivable	3,564	(134)	(3.6)
Deferred tax assets, net	11,427	(3,408)	(23.0)
OREO	10,114	(1,351)	(11.8)
Prepaid expenses and other assets	3,833	252	7.0
Total assets	$898,831	$(22,148)	(2.4)%

Interest-earning deposits decreased 28.0% to $35.7 million at June 30, 2014, from $49.5 million at December 31, 2013. During the six months ended June 30, 2014, excess liquidity was used primarily to fund maturing certificates of deposit and the growth in loans receivable. Investments available-for-sale decreased 10.8%, to $128.8 million at June 30, 2014, from $144.4 million at December 31, 2013, primarily due to principal repayments. In addition, during the second quarter of 2014, we sold a $5.0 million adjustable rate agency security with a yield of 0.14%, reporting a $20,000 loss. Also contributing to the decrease, a $1.4 million tax exempt municipal security was called at par. The effective duration of the investment portfolio at June 30, 2014 is 2.6% as compared to 1.6% at June 30, 2013. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank's portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank's investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Net loans receivable increased $13.3 million to $676.5 million at June 30, 2014 from $663.2 million at December 31, 2013, primarily due to a $12.2 million increase in commercial real estate loans, a $976,000 increase in construction/land development loans, and an $11.3 million increase in multifamily loans, partially offset by an $8.6 million decrease in one-to-four family residential loans and a $1.1 million decrease in consumer loans. Loan originations for the six months ended June 30, 2014 were $80.7 million; of which $29.5 million were in commercial real estate loans $17.8 million were in multifamily real estate loans and $16.7 million were in one-to-four family residential loans. Principal repayments for the loan portfolio during the six months ended June 30, 2014 were $66.3 million and loans transferred to OREO were $1.6 million. OREO decreased $1.4 million, to $10.1 million at June 30, 2014, from $11.5 million at December 31, 2013 as sales and write-downs of OREO exceeded transfers of loans into OREO during this six month period.

The following table details our five largest lending relationships at June 30, 2014:

Borrower (1)	Number of Loans	One-to-Four Family Residential (Rental Properties)	Multifamily	Commercial Real Estate (Rental Properties)	Construction/Land Development	Aggregate Balance of Loans (2)
		(Dollars in thousands)
Real estate investor	3	$—	$—	$18,249	$—	$18,249
Real estate builder	51	12,862	—	—	2,115	14,977
Real estate investor	34	8,427	3,933	1,680	—	14,040
Real estate investor	7	—	13,734	—	—	13,734
Real estate builder(3)	88	13,413	—	210	—	13,623
Total	183	$34,702	$17,667	$20,139	$2,115	$74,623
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	Net of LIP.
(3) Of this amount, $12.9 million were considered impaired loans.

These relationships, which represent 10.8% of our loans, net of undisbursed funds, decreased $5.0 million from December 31, 2013. As of June 30, 2014, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to the concentration risk they possess in relation to the entire loan portfolio.

The ALLL decreased $1.0 million to $12.0 million at June 30, 2014 compared to $13.0 million at December 31, 2013. The ALLL represented 518.9% of nonperforming loans and 1.73% of total loans at June 30, 2014 compared to 325.3% and 1.91%, respectively, at December 31, 2013.     We believe that the ALLL as of June 30, 2014, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

Nonperforming assets continued to decrease, to $12.4 million at June 30, 2014 compared to $15.5 million at December 31, 2013. The following table presents a breakdown of our nonperforming assets and as a percent of total assets at the dates indicated:

	June 30, 2014	December 31, 2013	June 30, 2013	Six Month Increase/(Decrease)	One Year Increase/ (Decrease)
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$1,380	$2,297	$5,709	$(917)	$(4,329)
Multifamily	222	233	244	(11)	(22)
Commercial real estate	701	1,198	3,520	(497)	(2,819)
Construction/land development	—	223	4,369	(223)	(4,369)
Consumer	—	44	717	(44)	(717)
Total nonperforming loans	2,303	3,995	14,559	(1,692)	(12,256)

OREO	10,114	11,465	14,226	(1,351)	(4,112)
Total nonperforming assets	$12,417	$15,460	$28,785	$(3,043)	$(16,368)

Nonperforming assets as a percent of total assets	1.38%	1.68%	3.19%

Nonperforming loans include loans to borrowers who are experiencing deteriorating financial conditions and there is doubt as to the ultimate recoverability of the full principal and interest due to the Bank in accordance with the terms of the loan agreement. Nonperforming loans decreased $1.7 million to $2.3 million at June 30, 2014, from $4.0 million at December 31, 2013. This decrease was the result of $1.1 million net increase of loans classified as nonperforming during the six months ended June 30, 2014, offset by $633,000 in net charge-offs, $215,000 in short sales, $265,000 in payoffs and principal reductions, and $1.6 million of loans transferred to OREO, net of charge-offs.

The three largest nonperforming loans in the loan portfolio at June 30, 2014 included a $601,000 commercial loan secured by a two-story office building in King County. The second largest nonperforming loan was a one-to-four family loan with a balance of $318,000, and is secured by a two-story single family residence in Pierce County. This property is owner occupied and payments are current. The third largest nonperforming loan was a multifamily loan with an outstanding balance of $222,000, secured by a two-story six-unit multifamily residence in Pierce County whose payments are also current.

OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. OREO decreased $1.4 million to $10.1 million at June 30, 2014 compared to $11.5 million at December 31, 2013 as sales and write-downs of OREO exceeded transfers of loans into OREO. We sold $2.7 million of OREO during the first six months of 2014, which was comprised of seven properties and generated a net loss on sale of $107,000. OREO at June 30, 2014 consisted of $8.7 million in commercial real estate properties, $898,000 in one-to-four family residential homes and $536,000 in construction/land development projects.

The three largest OREO properties at June 30, 2014 were two office/retail buildings valued at $3.5 million and $837,000, respectively, both located in Pierce County, and a land development project approved for 105 one-to-four family residential lots valued at $773,000 located in Kitsap County. The following table presents a breakdown of our OREO by county and number of properties at June 30, 2014:

	County					Total OREO	Number of Properties	Percent of Total OREO
	King	Pierce	Whatcom	Kitsap	All Other
	(Dollars in thousands)
OREO:
One-to-four family residential	$314	$584	$—	$—	$—	$898	5	8.9%
Commercial real estate (1)	—	7,000	—	773	907	8,680	12	85.8
Construction/land development	—	223	—	—	313	536	2	5.3
Total OREO	$314	$7,807	$—	$773	$1,220	$10,114	19	100.0%
_________
(1) Of the 12 properties classified as commercial real estate, eight are office/retail buildings; one is a mixed-use building, and three are undeveloped lots.

We continue to focus our efforts on converting nonperforming loans to OREO through foreclosure or deeds in lieu of foreclosure and subsequently selling the properties. By taking ownership of these properties, we can convert nonearning assets into earning assets on a more timely basis. Our success in this area is reflected by the improved ratio of our nonperforming assets as a percent of total assets of 1.38% at June 30, 2014 compared to 3.19% at June 30, 2013.

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

The following table presents a breakdown of our TDRs:

	June 30, 2014	December 31, 2013	June 30, 2013	Six Month Increase/ (Decrease)	One Year Increase/ (Decrease)
	(Dollars in thousands)
Nonperforming TDRs:
One-to-four family residential	$458	$924	$2,858	$(466)	$(2,400)
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction/land development	—	—	—	—	—
Consumer	—	44	46	(44)	(46)
Total nonperforming TDRs	458	968	2,904	(510)	(2,446)

Performing TDRs:
One-to-four family residential	45,366	45,851	47,756	(485)	(2,390)
Multifamily	2,192	2,208	1,229	(16)	963
Commercial real estate	9,182	12,111	12,204	(2,929)	(3,022)
Construction/land development	—	—	—	—	—
Consumer	43	—	—	43	43
Total performing TDRs	56,783	60,170	61,189	(3,387)	(4,406)
Total TDRs	$57,241	$61,138	$64,093	$(3,897)	$(6,852)

Percent of TDRs classified as performing	99.2%	98.4%	95.5%	86.9%	64.3%

Our TDRs decreased $3.9 million to $57.2 million at June 30, 2014, compared to $61.1 million at December 31, 2013 as pay downs continue to outpace the addition of TDRs to our portfolio. Of the $57.2 million in TDRs at June 30, 2014, $56.8 million were performing and $458,000 were not performing according to their restructured payment terms. At June 30, 2014, there was no LIP in connection with these restructured and impaired loans.

The largest TDR relationship at June 30, 2014 totaled $12.9 million and was comprised of 85 one-to-four family residential rental properties located in King, Kitsap, Pierce and Thurston counties.

Deposits. During the first six months of 2014, deposits decreased $37.0 million to $575.1 million at June 30, 2014, compared to $612.1 million at December 31, 2013. Deposit accounts consisted of the following:

	Balance at June 30, 2014	Increase/ (Decrease) from December 31, 2013	Percent Increase/(Decrease)
	(Dollars in thousands)
Noninterest-bearing	$9,908	$(711)	(6.7)%
NOW	21,125	(4,346)	(17.1)
Statement savings	22,615	2,219	10.9
Money market	142,746	(2,426)	(1.7)
Certificates of deposit	378,725	(31,682)	(7.7)
	$575,119	$(36,946)	(6.0)%

NOW accounts, money market and certificates of deposit accounts decreased $4.3 million, $2.4 million and $31.7 million, respectively, during the first six months of 2014 partially offset by an increase of $2.2 million in statement savings for the same period. The decrease in certificates of deposit was primarily the result of our strategy to utilize our excess liquidity, mainly cash, to reduce higher-cost deposits by competing less aggressively on deposit interest rates. We believe customers who were more interest rate sensitive elected to withdraw their funds to invest in higher yielding investment products, which contributed to the decline in our deposit balances. Included in the certificates of deposit balances at both June 30, 2014 and December 31, 2013 were $10.8 million in public funds. We did not have any brokered deposits at June 30, 2014 or December 31, 2013, however, management intends to utilize the brokered deposit market to support its operations going forward to assist with its interest rate risk management efforts or when market conditions exist that make such funds more cost effective.

Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk and to leverage our balance sheet. Total FHLB advances at June 30, 2014 were $135.5 million, an increase of $16.5 million from December 31, 2013. During the second quarter of 2014, we obtained advances of $10.0 million to fund a commercial real estate loan and $6.5 million to fund a multifamily loan that both qualified for interest rate discounts from the FHLB under its Community Investment Program, supporting loans for low to moderate income housing.

Stockholders’ Equity. Total stockholders’ equity decreased $1.9 million to $182.5 million at June 30, 2014 from $184.4 million at December 31, 2013. The decrease was primarily the result of the $10.8 million repurchase of 992,840 shares of common stock at an average price of $10.90 per share, and the payment of $1.5 million in cash dividends partially offset by net income of $5.0 million generated during the six months ended June 30, 2014 and an improvement of $1.4 million in accumulated other comprehensive loss, representing a decline in unrealized holding losses on available-for-sale securities. In April 2014, the Board of Directors authorized the repurchase of up to 1,645,414 shares of the Company’s common stock, or 10% of the Company’s outstanding shares, of which 652,574 shares remain authorized to be purchased through September 16, 2014, depending upon market conditions and other factors.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

General. Net income for the three months ended June 30, 2014 was $2.4 million or $0.16 per diluted share as compared to net income of $16.4 million, or $0.95 per diluted share for the same period ended June 30, 2013. The decrease in net income was primarily due to the tax benefit from the reversal of $13.8 million of the deferred tax asset valuation allowance recognized in the second quarter of 2013. Pre-tax net income for the quarter ended June 30, 2014, however, was $1.1 million higher than the same period in the previous year. The increase was due in part to the $373,000 increase in net interest income due primarily to the $362,000 decrease in interest expense. A recapture from our provision for loan losses of $100,000 was recorded for the first three months of 2014 compared to a loan loss provision of $100,000 for the same period in 2013, reflecting the improvement in our risk profile over the last year. In addition, reductions in noninterest expense of $604,000, due to a decrease in salaries and employee benefits expense, significantly contributed to the improvement.

Net Interest Income. Net interest income for the quarter ended June 30, 2014 increased $373,000 to $8.2 million, as compared to $7.8 million for the same quarter in 2013. The increase was attributable to a $362,000 decrease in interest expense and an $11,000 increase in interest income. Average interest-earning assets increased $4.9 million to $846.5 million for the three months ended June 30, 2014, from the same quarter in 2013. During the three months ended June 30, 2014, our yield on interest-earning assets decreased two basis points while our cost of funds decreased 22 basis points. Our interest rate spread improved 20 basis points to 3.71% and our net interest margin improved 15 basis points to 3.86% for the three months ended June 30, 2014 as compared to the same period in 2013. The following table sets forth the effects of changes in rates and volumes on our net interest income:

	Three Months Ended June 30, 2014 Compared to June 30, 2013 Increase/(Decrease) Due to
	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loan receivable, net	$(206)	$230	$24
Investments available-for-sale	50	(68)	(18)
Interest-earning deposits	1	3	4
FHLB stock	1	—	1
Total net change in income on interest-earning assets	(154)	165	11

Interest-bearing liabilities:
NOW	(5)	2	(3)
Statement savings	(2)	1	(1)
Money market	12	(4)	8
Certificates of deposit	(319)	(210)	(529)
Advances from the FHLB	31	132	163
Total net change in expense on interest-bearing liabilities	(283)	(79)	(362)
Net change in net interest income	$129	$244	$373

Interest Income. Total interest income for the second quarter of 2014 of $9.7 million was an $11,000 increase over the second quarter of 2013.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013		Increase/(Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$673,339	5.40%	$656,368	5.52%	$24
Investments available-for-sale	133,701	1.75	150,811	1.60	(18)
Interest-earning deposits	32,493	0.27	27,213	0.26	4
FHLB stock	6,936	0.06	7,210	—	1
Total interest-earning assets	$846,469	4.58%	$841,602	4.60%	$11

Interest income from net loans receivable was virtually unchanged at $9.1 million during the second quarter of both 2014 and 2013. A $17.0 million increase in average net loan receivables for the three months ended June 30, 2014 from the comparable period in 2013 resulted in a $230,000 increase in loan interest income attributable to volume that was mostly offset by a $206,000 decrease attributable to a 12 basis point reduction in the average yield earned.

Interest income from investments available-for-sale decreased $18,000 to $585,000 for the three months ended June 30, 2014, as compared to $603,000 for the same period in 2013. The average balance of investments available-for-sale for the three months ended June 30, 2014, decreased by $17.1 million compared to the same period in 2013, resulting in a $68,000 decrease in investment interest income. This decrease was partially offset by a $50,000 increase in investment interest income attributable to a 15 basis point increase in the average yield earned on investment securities. The increase in the average investment yield reflects the sales of low yielding, adjustable rate agency securities in 2013 and 2014, along with the subsequent purchase of higher yielding, predominately fixed rate securities.

Interest Expense. Total interest expense for the three months ended June 30, 2014 was $1.5 million, a decrease of $362,000 compared to $1.9 million for the three months ended June 30, 2013.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013		Increase/ (Decrease) in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW	$21,829	0.11%	$17,325	0.21%	$(3)
Statement savings	22,465	0.11	18,666	0.15	(1)
Money market	138,851	0.22	147,369	0.18	8
Certificates of deposit	389,059	1.18	444,933	1.51	(529)
Advances from the FHLB	125,094	0.89	58,615	0.79	163
Total interest-bearing liabilities	$697,298	0.87%	$686,908	1.09%	$(362)

Interest expense on our money market accounts increased $8,000, primarily as a result of a four basis point increase in the average cost of these funds. The cost of our certificates of deposit decreased 33 basis points for a $319,000 decrease in interest expense, as compared to the second quarter of 2013, due to maturing certificates repricing to lower rates. The decline in interest expense was also the result of a $55.9 million decrease in the average balance of certificates of deposit, as a number of certificates of deposit were not renewed at maturity, resulting in a $210,000 reduction of interest expense.

Interest expense related to our FHLB advances increased $163,000, primarily due to a $66.5 million increase in average FHLB advances for the three months ended June 30, 2014 as compared to the same period last year. In addition, the average rate paid for these funds increased 10 basis points to 0.89% for the second quarter of 2014, as compared to 0.79% in the same quarter in 2013.

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

During the quarter ended June 30, 2014, management evaluated the adequacy of the ALLL and concluded that a recapture of prior period provisions for loan loss in the amount of $100,000 was appropriate for the quarter, compared to a provision of $100,000 for the second quarter of 2013. The following items contributed to this recapture during the quarter ended June 30, 2014:

•	delinquent loans, loans over 30 days past due, decreased to $2.6 million at June 30, 2014, from $4.3 million and $8.1 million at December 31, 2013, and June 30, 2013, respectively;

•	nonperforming loans decreased to $2.3 million at June 30, 2014 from $4.0 million and $14.6 million at December 31, 2013 and June 30, 2013, respectively; and

•	nonperforming loans as a percent of total loans improved to 0.33% at June 30, 2014, compared to 0.59% and 2.18% at December 31, 2013, and June 30, 2013, respectively.

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

	At or For the Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)
(Recapture of provision) provision for loan losses	$(100)	$100
Charge-offs	(80)	(537)
Recoveries	38	748
ALLL	11,951	12,313
ALLL as a percent of total loans, net of LIP	1.73%	1.84%
ALLL as a percent of nonperforming loans, net of LIP	518.93	84.57
Total nonperforming loans, net of LIP	$2,303	$14,559
Nonperforming loans as a percent of total loans, net LIP	0.33%	2.18%
Total loans receivable, net of LIP	$691,131	$668,499
Total loans originated	41,835	54,242

Noninterest Income. Noninterest income decreased $67,000 to $88,000 for the quarter ended June 30, 2014 from $155,000 for the same quarter in 2013. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended June 30, 2014	Increase/(Decrease) from June 30, 2013	Percent Increase/(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$29	$(3)	(9.4)%
Loan service fees	47	(22)	(31.9)
Gain (loss) on sale of investments	(20)	(21)	(2,100.0)
Servicing rights, net	1	5	(125.0)
Other	31	(26)	(45.6)
Total noninterest income	$88	$(67)	(43.2)%

We recorded a $20,000 loss on sale of investments during the quarter ended June 30, 2014 as compared to $1,000 gain during the second quarter of 2013. Also, during the second quarter of 2014, loan prepayment fees were $26,000 due to early payoff of two multifamily loans and one commercial loan, as compared to $18,000 during the second quarter of 2013. In addition, noninterest income during the quarter ended June 30, 2013 included $27,000 in rental income from a property that has since been sold and loan service fees included $24,000 in escrow fee income from discontinued operations of a subsidiary. The cost savings realized by discontinuing the escrow operations of the subsidiary is greater than the foregone escrow fee income.

Noninterest Expense. Noninterest expense decreased $604,000 to $4.7 million for the second quarter of 2014 from $5.3 million for the comparable quarter in 2013.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended June 30, 2014	Increase/(Decrease) from June 30, 2013	Percent Increase/(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$2,875	$(880)	(23.4)%
Occupancy and equipment	327	(18)	(5.2)
Professional fees	394	1	0.3
Data processing	159	(17)	(9.7)
Loss on sales of OREO property, net	36	419	(109.4)
OREO market value adjustments	92	16	21.1
OREO related expenses, net	78	(73)	(48.3)
Regulatory assessments	104	10	10.6
Insurance and bond premiums	88	(33)	(27.3)
Marketing	37	(5)	(11.9)
Other general and administrative	512	(24)	(4.5)
Total noninterest expense	$4,702	$(604)	(11.4)%

The decrease in noninterest expense for the second quarter of 2014, compared to the same period in 2013, was primarily a result of an $880,000 decrease in salary and employee benefits. A portion of this savings was due to freezing of the defined benefit plan in 2013, resulting in a decreased expense of $293,000 for the second quarter of 2014. In addition, stock compensation expense declined $402,000 as compared to the same period last year as the largest group of participants became fully vested in our 2008 equity incentive plan between June 30, 2013 and September 30, 2013.

Federal Income Tax Expense. Our normal expected statutory income tax rate is 35%. We recorded a $1.3 million federal income tax expense for the quarter ended June 30, 2014 as a result of our net income. During the quarter ended June 30, 2013, we determined that maintaining the full valuation allowance was no longer appropriate and reversed most of the valuation allowance, resulting in a tax benefit of $13.8 million. Our effective tax rate was 35.4% for the three months ended June 30, 2014.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

General. Net income for the six months ended June 30, 2014 was $5.0 million, or $0.33 per diluted share, as compared to net income of $17.9 million or $1.03 per diluted share for the comparable period in 2013. The decrease in net income was primarily due to the partial reversal of $13.8 million of the deferred tax asset valuation allowance in the second quarter of 2013. Pre-tax net income for the six months ended June 30, 2014, however, increased $3.6 million as compared to the same period in 2013. Net interest income increased $1.0 million due primarily to a $913,000 decrease in interest expense. A recapture from our provision for loan losses of $600,000 was recorded for the first six months of 2014 compared to a loan loss provision of $100,000 for the same period in 2013, reflecting the improvement in our risk profile over the last year. In addition, noninterest expense decreased $2.0 million for the six months ended June 30, 2014 as compared to the same period last year, primarily due to a $1.6 million decrease in salaries and employee benefits expense.

Net Interest Income. Net interest income for the six months ended June 30, 2014 increased $1.0 million to $16.2 million, as compared to $15.2 million for the same period in 2013. The increase was attributable to a $913,000 decrease in interest expense and a $125,000 increase in interest income. During the six months ended June 30, 2014, our yield on interest-earning assets decreased one basis point while our cost of funds decreased 28 basis points. Our interest rate spread for the six months ended June 30, 2014 increased 27 basis points to 3.66% while our net interest margin increased 21 basis points to 3.82% as compared to the same period in 2013. The following table sets forth the effects of changes in rates and volumes on our net interest income:

	Six Months Ended June 30, 2014 Compared to June 30, 2013 Increase/(Decrease) Due to
	Rate	Volume	Total

Interest-earning assets:
Loan receivable, net	$(500)	$506	$6
Investments available-for-sale	203	(90)	113
Interest-earning deposits	—	3	3
FHLB stock	3	—	3
Total net change in income on interest-earning assets	(294)	419	125

Interest-bearing liabilities:
NOW	(6)	5	(1)
Statement savings	(4)	3	(1)
Money market	—	(18)	(18)
Certificates of deposit	(629)	(422)	(1,051)
Advances from the FHLB	(416)	574	158
Total net change in expense on interest-bearing liabilities	(1,055)	142	(913)
Net change in net interest income	$761	$277	$1,038

Interest Income. Total interest income for the first six months of 2014 increased $125,000, to $19.3 million from $19.2 million, for the first six months of 2013.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013		Increase/(Decrease) in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$671,834	5.39%	$653,676	5.54%	$6
Investments available-for-sale	138,063	1.72	150,912	1.43	113
Interest-earning deposits	32,776	0.26	30,528	0.26	3
FHLB stock	6,968	0.09	7,240	—	3
Total interest-earning assets	$849,641	4.55%	$842,356	4.56%	$125

Interest income from net loans receivable increased $6,000 to $18.1 million during the first six months of 2014, as compared to the same period in 2013, as the 15 basis points decrease in the average yield earned was more than offset by an increase in the average balance of $18.1 million.

Interest income from investments available-for-sale increased $113,000 to $1.2 million for the six months ended June 30, 2014, as compared to the comparable period in 2013. Although the average balance of investments decreased $12.8 million, resulting in $90,000 decrease in interest income, this decline was offset by a yield increase of 29 basis points, resulting in increased interest income of $203,000. The increase in the average investment yield reflects the sales of low yielding, adjustable rate agency securities in 2013 and 2014, along with the subsequent purchase of higher yielding, predominately fixed rate securities.

Interest Expense. Total interest expense for the six months ended June 30, 2014 was $3.1 million, a decrease of $913,000 compared to $4.0 million for the six months ended June 30, 2013.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013		Increase/ (Decrease) in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW	$21,919	0.13%	$16,893	0.18%	$(1)
Statement savings	22,407	0.13	18,486	0.17	(1)
Money market	138,508	0.20	152,888	0.20	(18)
Certificates of deposit	396,315	1.22	451,603	1.54	(1,051)
Advances from the FHLB	122,063	0.87	47,871	1.55	158
Total interest-bearing liabilities	$701,212	0.89%	$687,741	1.17%	$(913)

The average balance of our money market accounts decreased $14.4 million, which resulted in a decrease of $18,000 in interest expense, as compared to the same period last year. The average cost for money market accounts remained constant at 20 basis points for the six month period ended June 30, 2014 and the same period last year. The cost of our certificates of deposit decreased 32 basis points as compared to the first six months of 2013 due to maturing certificates repricing to lower rates, resulting in a $629,000 decrease in interest expense,. Interest expense declined an additional $422,000 as a result of a $55.3 million decrease in the average balance of certificates of deposit, as a number of certificates of deposit were not renewed at maturity.

Interest expense related to FHLB advances increased $158,000 for the six months ended June 30, 2014, as compared to the same period in 2013. The average balance of FHLB advances increased $74.2 million, resulting in a $574,000 increase in interest expense which was partially offset by a $416,000 decrease in the cost of FHLB advances due to a 68 basis point reduction in the average rate paid during the six months ended June 30, 2014, as compared to the same period last year .

Provision for Loan Losses.

During the six months ended June 30, 2014, management evaluated the adequacy of the ALLL and concluded that a recapture of prior period provisions for loan loss in the amount of $600,000 was appropriate, compared to a provision of $100,000 for the six months ended June 30, 2013. The following items contributed to this recapture during the six months ended June 30, 2014:

•
the risk rating of loans with principal balances totaling $12.3 million were upgraded during the first quarter of 2014 as a result of an improvement in their respective risk profiles, reducing the amounts allocated for future loan losses relating to these loans;

•	delinquent loans, loans over 30 days past due, decreased to $2.6 million at June 30, 2014, from $4.3 million and $8.1 million from December 31, 2013, and June 30, 2013, respectively;

•	nonperforming loans decreased to $2.3 million at June 30, 2014 from $4.0 million and $14.6 million from December 31, 2013 and June 30, 2013, respectively; and

•	nonperforming loans as a percent of total loans improved to 0.33% at June 30, 2014, compared to 0.59% and 2.18% at December 31, 2013, and June 30, 2013, respectively.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
(Recapture of provision) provision for loan losses	$(600)	$100
Charge-offs	(633)	(1,156)
Recoveries	190	827
ALLL	11,951	12,313
ALLL as a percent of total loans, net of LIP	1.73%	1.84%
ALLL as a percent of nonperforming loans, net of LIP	518.93	84.57
Total nonperforming loans, net of LIP	$2,303	$14,559
Nonperforming loans as a percent of total loans, net LIP	0.33%	2.18%
Total loans receivable, net of LIP	$691,131	$668,499
Total loans originated	80,719	82,794

Noninterest Income. Noninterest income decreased $103,000 to $156,000 for the six months ended June 30, 2014 from $259,000 for the first six months ended June 30, 2013. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Six Months Ended June 30, 2014	Increase/(Decrease) from June 30, 2013	Percent Increase/(Decrease)
	(Dollars in thousands)
Service fees on deposit accounts	$44	$(5)	(10.2)%
Loan service fees	68	(36)	(34.6)
Gain on sale of investments	(20)	(21)	(2,100.0)
Servicing rights, net	3	11	(137.5)
Other	61	(52)	(46.0)
Total noninterest income	$156	$(103)	(39.8)%

The decrease in noninterest income for the six months ended June 30, 2014 from the comparable period in 2013 was principally the result of a decrease in rental income of $47,000 from a rental property that has since been sold. The decrease during the six months ended June 30, 2014 was also a result of a $46,000 decline in loan service fees for escrow services provided by a subsidiary in 2013 that are no longer offered and a $20,000 net loss on the sale of a security as compared to net gains of $1,000 on the sales of investments during the same period in 2013.

Noninterest Expense. For the six months ended June 30, 2014, noninterest expense decreased $2.0 million to $9.2 million from $11.2 million for the same period in 2013.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Six Months Ended June 30, 2014	Increase/(Decrease) from June 30, 2013	Percent Increase/(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$5,775	$(1,594)	(21.6)%
Occupancy and equipment	678	(21)	(3.0)
Professional fees	751	(87)	(10.4)
Data processing	332	(6)	(1.8)
Loss on sales of OREO property, net	107	1,122	(110.5)
OREO market value adjustments	288	67	30.3
OREO related expenses, net	139	(346)	(71.3)
Regulatory assessments	182	(195)	(51.7)
Insurance and bond premiums	176	(59)	(25.1)
Marketing	62	2	3.3
Prepayment penalty on FHLB advances	—	(679)	(100.0)
Other general and administrative	736	(162)	(18.0)
Total noninterest expense	$9,226	$(1,958)	(17.5)%

The decrease in noninterest expense for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $1.6 million decrease in salaries and employee benefits due to an $800,000 decrease in stock compensation expense as the largest group of participants became fully vested in our 2008 equity incentive plan; a $450,000 decrease in compensation as a result of reduced salaries and benefits due to staffing reductions and other improved efficiencies; and a $293,000 decrease due to freezing of the defined benefit plan in 2013. In addition, OREO related expenses decreased $346,000 as the number of OREO properties declined from 31 properties at June 30, 2013 to 19 properties as of June 30, 2014. Noninterest expense also benefitted from the absence of prepayment penalties on FHLB advances as we incurred $679,000 in penalties from the prepayment of a high costing FHLB advance during the first six months of 2013. These decreases were partially offset by a $1.1 million change in gain on sales OREO property, net, to a $107,000 net loss on the sale of seven OREO properties during the six months ended June 30, 2014 compared to a net gain of $1.0 million on the sale of 29 OREO properties during the first six months of 2013.

Federal Income Tax Expense. As a result of our net income, we recorded a $2.8 million federal income tax expense for the six months ended June 30, 2014. During the six months ended June 30, 2013, we determined that maintaining the full valuation allowance was no longer appropriate and reversed most of the valuation allowance, resulting in a tax benefit of $13.8 million for the six months ended June 30, 2013. Our effective tax rate was 35.4% for the six months ended June 30, 2014.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, loan and investment repayments, maturing investment securities and advances from the FHLB. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At June 30, 2014, certificates of deposit scheduled to mature in one year or less totaled $237.5 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions, although recently we have been less aggressive in competing for certificates of deposit and public funds in order to reduce our cost of funds. Historically, we have been able to retain a significant amount of the deposits as they mature. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs. At June 30, 2014, the Bank maintained credit facilities with the FHLB totaling $223.8 million with an outstanding balance of $135.5 million. At June 30, 2014, we also had available a total of $50.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

Beginning in the third quarter of 2014, management intends to utilize the national brokered deposit market to assist in its funds acquisition and interest rate risk management efforts. While most retail certificate of deposit offerings provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, acquiring certificates of deposit in the brokered market (wherein the depositor does not have the option of withdrawing the funds before the end of the term except in the case of death or adjudication of incompetence of a depositor) greatly reduces such early redemption risks. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that will also assist the Bank in its interest rate risk management efforts In addition, management may elect to offer callable brokered deposits, wherein the Bank has the option to redeem the deposit prior to maturity, in a further attempt to improve the benefits of raising funds in the brokered deposit market compared to terms that are offered in its local markets. With these redemption limitations and call features, these brokered deposits are typically higher costing compared to deposits without such features and may also be higher costing than our retail certificate of deposit offerings. Consequently, our overall cost of certificates of deposits may increase. In addition, utilizing brokered deposits might result in increased regulatory scrutiny as such deposits are not viewed as favorably as core retail deposits and there can be no assurance that the Bank will be allowed to include brokered deposits in its deposit mix in the future. While management will attempt to weigh the benefits of brokered deposits against the costs and risks, there can be no assurance that its conclusions will necessarily be aligned with those of its regulators.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2014, the Company (on an unconsolidated basis) had liquid assets of $3.9 million.

On a monthly basis, we estimate our liquidity sources and needs for the next six months. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset/Liability Management Committee in forecasting funding needs and investing opportunities. We believe that our current liquidity position and our expected operating results are sufficient to fund all of our existing commitments.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2014 and December 31, 2013, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at June 30, 2014.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$17,749	$17,749	$—	$—	$—
Unused portion of lines of credit	20,555	2,395	8,652	8,709	799
Undisbursed portion of construction loans	12,380	7,662	4,718	—	—
Total commitments	$50,684	$27,806	$13,370	$8,709	$799

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation or liquidity.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Capital

At June 30, 2014, stockholders' equity totaled $182.5 million, or 20.3% of total assets. Our book value per share of common stock was $11.60 at June 30, 2014 compared to $11.25 at December 31, 2013. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” institution in accordance with regulatory standards. As of June 30, 2014, the Bank exceeded all regulatory capital requirements. Regulatory capital ratios for the Bank only were as follows at June 30, 2014: Tier 1 leverage capital 18.91%; Tier 1 risk-based capital 28.05%; and Total risk-based capital 29.31%. The regulatory capital requirements to be considered well capitalized are 5%, 6% and 10%, respectively. The Bank met the financial ratios for “well-capitalized” status at June 30, 2014.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income as a percentage of net income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 25.5% of our total loans were comprised of adjustable-rate loans at June 30, 2014. At that date, $78.5 million, or 43.7% of these loans were at their floor, with a weighted-average interest rate of 4.4%. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Furthermore, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

The assumptions we use are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, loan prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. We use market data to determine prepayments and maturities of loans, investments and borrowings and use our own assumptions on deposit decay rates. The exception to this is time deposits, which are modeled to reprice to market rates upon their stated maturities. We also assume that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates, based upon our historical deposit decay rates which are substantially lower than market decay rates. We have demonstrated in the past that the tiering structure of our deposit accounts during changing rate environments results in relatively lower volatility and less than market rate changes in our interest expense for deposits. We tier our deposit accounts by balance and rate, whereby higher balances within an account earn higher rates of interest. Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers). When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon our analysis of our customer base, competitive factors and historical experience.

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

The following table illustrates the change in our net interest income at June 30, 2014 that would occur in the event of a gradual change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at June 30, 2014
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$30,659	(2.17)%
+200	30,946	(1.25)
+100	31,238	(0.32)
Base	31,339	—
(100)	30,146	(3.81)

The following table illustrates the change in our net portfolio value (“NPV”) at June 30, 2014 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (2)			Portfolio Value of Assets		Value of
Rates (1)	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)	Assets (6)
	(Dollars in thousands)
+300	$154,685	$(42,327)	(21.48)%	18.47%	(4.64)%	$837,266
+200	168,883	(28,129)	(14.28)	19.59	(3.08)	862,079
+100	184,249	(12,763)	(6.48)	20.74	(1.40)	888,530
Base	197,012	—	—	21.58	—	912,884
(100)	201,865	4,853	2.46	21.70	0.53	930,137
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

At June 30, 2014, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be one of our primary risks as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

Item 4. Controls and Procedures

The management of First Financial Northwest, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (“Exchange Act”). A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest's common stock repurchases during the second quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April 1, 2014 - April 30, 2014	—	$—	—	1,645,414
May 1, 2014 - May 31, 2014	809,340	10.86	809,340	836,074
June 1, 2014 - June 30, 2014	183,500	11.08	183,500	652,574
	992,840	$10.90	992,840	652,574

On April 24, 2014, the Company announced that its Board of Directors has authorized the repurchase of up to 1,645,414 shares of the Company's common stock, or 10% of the Company's outstanding shares. The shares may be purchased through September 16, 2014, depending upon market conditions and other factors. For the six months ended June 30, 2014, the Company purchased 992,840 shares of the Company's common stock at an average cost of $10.90 per share.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Bylaws of First Financial Northwest (1)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (11)
10.2	Form of Change in Control Severance Agreement for Executive Officers (1)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Joseph W. Kiley III (1)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (4)
10.7	2008 Equity Incentive Plan (5)
10.8	Forms of incentive and non-qualified stock option award agreements (6)
10.9	Form of restricted stock award agreement (6)
10.10	Memorandum of Understanding with the FDIC and DFI (7)
10.11	Settlement Agreement and Mutual Release with the Stilwell Group (8)
10.12	Amendment No. 1 to the Settlement Agreement and Releases with the Stilwell Group (9)
10.13	Amendment No. 2 to the Settlement Agreement and Releases with the Stilwell Group (80
10.14	Offer Letter, dated June 27, 2013, between First Savings Bank Northwest and Richard P. Jacobson (11)
10.15	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (13)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.0
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 22, 2012.

(3)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference.

(5)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(6)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 8, 2008.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated April 2, 2012.

(8)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2012.

(9)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 17, 2013.

(10)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated February 26, 2013.

(11)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated July 9, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: August 7, 2014	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2014	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2014	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.