Form 10-Q
period 2014-09-30
First Financial Northwest, Inc.
filed 2014-11-07
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 3, 2014, 15,379,198 shares of the issuer's common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	September 30, 2014 (Unaudited)	December 31, 2013
Assets

Cash on hand and in banks	$5,239	$6,074
Interest-earning deposits	50,388	49,501
Investments available-for-sale, at fair value	124,457	144,364
Loans receivable, net of allowance of $11,660 and $12,994, respectively	684,166	663,153
Federal Home Loan Bank ("FHLB") stock, at cost	6,815	7,017
Accrued interest receivable	3,401	3,698
Deferred tax assets, net	10,060	14,835
Other real estate owned ("OREO")	9,819	11,465
Premises and equipment, net	16,859	17,291
Prepaid expenses and other assets	4,215	3,581
Total assets	$915,419	$920,979

Liabilities and Stockholders' Equity

Interest-bearing deposits	$575,687	$601,446
Noninterest-bearing deposits	14,678	10,619
Advances from the FHLB	135,500	119,000
Advance payments from borrowers for taxes and insurance	2,947	1,846
Accrued interest payable	130	88
Other liabilities	4,649	3,625
Total liabilities	733,591	736,624

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 15,466,098 at September 30, 2014, and 16,392,139 shares at December 31, 2013	155	164
Additional paid-in capital	156,710	166,866
Retained earnings, substantially restricted	34,739	29,220
Accumulated other comprehensive loss, net of tax	(748)	(2,020)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(9,028)	(9,875)
Total stockholders' equity	181,828	184,355
Total liabilities and stockholders' equity	$915,419	$920,979

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$9,157	$8,995	$27,270	$27,102
Investments available-for-sale	554	533	1,743	1,609
Interest-earning deposits	23	19	65	58
Dividends on FHLB stock	2	2	5	2
Total interest income	$9,736	$9,549	$29,083	$28,771
Interest expense
Deposits	1,193	1,655	3,778	5,311
FHLB advances	324	149	854	521
Total interest expense	$1,517	$1,804	$4,632	$5,832
Net interest income	8,219	7,745	24,451	22,939
(Recapture of provision) provision for loan losses	(300)	—	(900)	100
Net interest income after (recapture of provision) provision for loan losses	$8,519	$7,745	$25,351	$22,839
Noninterest income
Net loss on sale of investments	—	(39)	(20)	(38)
Other	186	159	362	417
Total noninterest income	$186	$120	$342	$379
Noninterest expense
Salaries and employee benefits	2,947	3,807	8,693	11,147
Occupancy and equipment	324	339	1,002	1,038
Professional fees	457	452	1,208	1,195
Data processing	153	175	485	513
Loss (gain) on sale of OREO property, net	(15)	(35)	92	(1,050)
OREO market value adjustments	60	135	348	356
OREO related expenses, net	49	23	188	508
Regulatory assessments	102	172	284	549
Insurance and bond premiums	100	124	305	388
Marketing	15	29	77	89
Prepayment penalty on FHLB advances	—	—	—	679
Other general and administrative	316	167	1,052	1,160
Total noninterest expense	$4,508	$5,388	$13,734	$16,572
Income before federal income tax provision (benefit)	4,197	2,477	11,959	6,646
Federal income tax provision (benefit)	1,462	(135)	4,212	(13,886)
Net income	$2,735	$2,612	$7,747	$20,532

Basic earnings per share	$0.19	$0.16	$0.52	$1.21
Diluted earnings per share	$0.19	$0.16	$0.51	$1.21

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$2,735	$2,612	$7,747	$20,532
Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on investments available-for-sale (net of tax (benefit) provision of ($89) and $136 for the third quarter of 2014, and 2013, respectively, and net of tax provision of $678 and $136 for the first nine months of 2014, and 2013, respectively.)	(166)	254	1,259	(2,342)
Reclassification adjustment for net losses realized in income (net of tax benefit of $0 and $14 for the third quarter of 2014 and 2013, respectively, and $7 and $14 for the first nine months of 2014 an 2013, respectively.)	—	25	13	24
Other comprehensive income (loss), net of tax	$(166)	$279	$1,272	$(2,318)
Total comprehensive income	$2,569	$2,891	$9,019	$18,214

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
For the Nine Months Ended September 30, 2014, and 2013
(Dollars in thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2013	16,392,139	$164	$166,866	$29,220	$(2,020)	$(9,875)	$184,355
Other comprehensive income	—	—	—	7,747	1,272	—	9,019
Cash dividend declared and paid ($0.15 per share)	—	—	—	(2,228)	—	—	(2,228)
Exercise of stock options	340,880	4	3,331	—	—	—	3,335
Repurchase and retirement of common stock	(1,266,921)	(13)	(13,812)	—	—	—	(13,825)
Compensation related to stock options and restricted stock awards	—	—	275	—	—	—	275
Allocation of 84,640 ESOP shares	—	—	50	—	—	847	897
Balances at September 30, 2014	15,466,098	$155	$156,710	$34,739	$(748)	$(9,028)	$181,828

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2012	18,805,168	$188	$190,534	$6,650	$748	$(11,003)	$187,117
Other comprehensive income	—	—	—	20,532	(2,318)	—	18,214
Cash dividend declared and paid ($0.08 per share)	—	—	—	(1,290)	—	—	(1,290)
Exercise of stock options	140,989	1	1,320	—	—	—	1,321
Purchase and retirement of common stock	(2,156,367)	(21)	(21,847)	—	—	—	(21,868)
Compensation related to stock options and restricted stock awards	—	—	1,330	—	—	—	1,330
Allocation of 84,640 ESOP shares	—	—	(59)	—	—	846	787
Balances at September 30, 2013	16,789,790	$168	$171,278	$25,892	$(1,570)	$(10,157)	$185,611

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$7,747	$20,532
Adjustments to reconcile net income to net cash provided by operating activities:
(Recapture of provision) provision for loan losses	(900)	100
OREO market value adjustments	348	356
Loss (gain) on sale of OREO property, net	92	(1,050)
Loss on sale of investments	20	38
Loss on sale of premises and equipment	11	—
Depreciation of premises and equipment	568	606
Net amortization of premiums and discounts on investments	1,086	1,460
Deferred federal income taxes (benefit)	4,089	(13,992)
Allocation of ESOP shares	897	787
Stock compensation expense	275	1,330
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(634)	528
Net increase in advance payments from borrowers for taxes and insurance	1,101	803
Accrued interest receivable	297	(166)
Accrued interest payable	42	(117)
Other liabilities	1,024	370
Net cash provided by operating activities	$16,063	$11,585

Cash flows from investing activities:
Capital expenditures related to OREO	(120)	(33)
Proceeds from sales of OREO properties	3,149	11,890
Proceeds from sales and call of investments	6,380	40,155
Principal repayments on investments	15,942	21,189
Purchases of investments	(1,563)	(63,949)
Net increase in loans receivable	(21,936)	(8,641)
FHLB stock redemption	202	198
Purchases of premises and equipment	(147)	(24)
Net cash provided by investing activities	$1,907	$785

Cash flows from financing activities:
Net decrease in deposits	(21,700)	(46,604)
Advances from the FHLB	16,500	74,010
Repayments of advances from the FHLB	—	(83,076)
Proceeds from stock options exercises	3,335	1,321
Repurchase and retirement of common stock	(13,825)	(21,868)
Dividends paid	(2,228)	(1,290)
Net cash used by financing activities	$(17,918)	$(77,507)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Net increase (decrease) in cash and cash equivalents	$52	$(65,137)
Cash and cash equivalents at beginning of period	55,575	87,741
Cash and cash equivalents at end of period	$55,627	$22,604

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$4,590	$5,949
Federal income taxes paid	284	31
Noncash items:
Loans transferred to OREO, net of deferred loan fees and allowance for loan losses	$1,823	$6,416
Change in unrealized loss on investments available for sale	1,958	2,168
Investment transactions payable	—	5,125
Investment transactions receivable	—	4,982

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Description of Business

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. First Financial Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in the consolidated financial statements and accompanying data, relates primarily to First Savings Bank. First Financial Northwest is a savings and loan holding company and is subject to regulation by the Federal Reserve Bank of San Francisco (“FRB”). First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

First Savings Bank is a community-based savings bank primarily serving King, and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington, through one full-service banking office located in Renton, Washington. First Savings Bank's business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, business, consumer, and construction/land development loans. The Bank's current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending.

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to First Financial Northwest, Inc. and its consolidated subsidiary First Savings Bank Northwest, unless the context otherwise requires.

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses ("ALLL"), the valuation of OREO and the underlying collateral of loans in the process of foreclosure, deferred tax assets, and the fair value of financial instruments.

The Company's activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of attracting deposits from the general public and originating loans for our portfolio in our primary market area. Substantially all income is derived from a diverse base of commercial and residential real estate loans, consumer lending activities, and investments.

Certain amounts in the unaudited consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on consolidated net income or stockholders' equity.

Note 3 - Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. ASU 2014-14 addresses certain government-sponsored loan guarantee programs, such as those offered by the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA), where qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The objective of this ASU is to reduce variations in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The ASU is effective for annual and interim periods beginning after December 15, 2014. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and to provide related footnote disclosures. Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. The ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$42,032	$754	$(164)	$42,622
Freddie Mac	22,593	481	(112)	22,962
Ginnie Mae	27,839	77	(216)	27,700
Municipal bonds	642	1	—	643
U.S. Government agencies	16,652	105	(296)	16,461
Corporate bonds	14,066	65	(62)	14,069
Total	$123,824	$1,483	$(850)	$124,457

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$46,234	$623	$(625)	$46,232
Freddie Mac	25,707	343	(194)	25,856
Ginnie Mae	34,403	63	(593)	33,873
Municipal bonds	2,043	6	(199)	1,850
U.S. Government agencies	23,222	123	(641)	22,704
Corporate bonds	14,079	36	(266)	13,849
Total	$145,688	$1,194	$(2,518)	$144,364

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$17,781	$(164)	$—	$—	$17,781	$(164)
Freddie Mac	4,628	(112)	—	—	4,628	(112)
Ginnie Mae	11,301	(139)	6,982	(77)	18,283	(216)
U.S. Government agencies	8,179	(296)	—	—	8,179	(296)
Corporate bonds	5,943	(58)	1,496	(4)	7,439	(62)
Total	$47,832	$(769)	$8,478	$(81)	$56,310	$(850)

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$27,429	$(625)	$—	$—	$27,429	$(625)
Freddie Mac	8,704	(155)	2,483	(39)	11,187	(194)
Ginnie Mae	16,617	(278)	12,730	(315)	29,347	(593)
Municipal bonds	—	—	1,201	(199)	1,201	(199)
U.S. Government agencies	7,702	(596)	4,955	(45)	12,657	(641)
Corporate bonds	8,796	(266)	—	—	8,796	(266)
Total	$69,248	$(1,920)	$21,369	$(598)	$90,617	$(2,518)

At September 30, 2014, the Company had 34 securities with a gross unrealized loss of $850,000 and a fair value of $56.3 million. At December 31, 2013, there were 44 securities that had a gross unrealized loss of $2.5 million with a fair value of $90.6 million.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment ("OTTI") are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on the Company's Consolidated Income Statements. For debt securities, if the Company intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. Management reviewed the financial condition of the entities issuing municipal or corporate bonds at September 30, 2014, and December 31, 2013, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	10,809	10,815
Due after five years through ten years	14,999	14,878
Due after ten years	5,552	5,480
	31,360	31,173
Mortgage-backed investments	92,464	93,284
Total	$123,824	$124,457

Under Washington state law, in order to participate in the public funds program the Company is required to pledge as collateral an amount equal to 100% of the public deposits held in the form of eligible securities. Investments with a market value of $16.6 million and $21.3 million were pledged as collateral for public deposits at September 30, 2014 and December 31, 2013, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three months ended September 30, 2014, we did not sell any of our investments. For the three months ended September 30, 2013, we sold $15.1 million of investments generating a gross loss of $39,000. During the nine months ended September 30, 2014, we sold $5.0 million of investments generating a gross loss of $20,000. For the nine months ended September 30, 2013, we sold $45.1 million of investments resulting in a gross gain of $10,000 and a gross loss of $48,000.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$163,941	$158,797
Permanent non-owner occupied	115,047	121,877
Construction non-owner occupied	500	—
	279,488	280,674
Multifamily:
Permanent	119,401	106,152
Construction	4,200	12,360
	123,601	118,512
Commercial real estate:
Permanent	251,068	227,016
Construction	6,100	19,905
Land	3,869	1,831
	261,037	248,752
Construction/land development: (1)
One-to-four family residential	19,222	3,977
Multifamily	15,845	12,491
Commercial	5,182	6,726
Land development	8,861	7,461
	49,110	30,655

Business	2,148	1,142
Consumer	7,543	9,201
Total loans	722,927	688,936

Less:
Loans in process ("LIP")	24,343	10,209
Deferred loan fees, net	2,758	2,580
ALLL	11,660	12,994
Loans receivable, net	$684,166	$663,153
___________

(1) Excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At September 30, 2014, the Company had $6.1 million, or 2.3% of the total commercial real estate portfolio, $4.2 million, or 3.4% of its total multifamily portfolio, and $500,000 or 0.2% of the total one-to-four family residential portfolio in these rollover types of loans. At December 31, 2013, the Company had $19.9 million, or 8.0% of the total commercial real estate portfolio and $12.4 million, or 10.4% of the total multifamily portfolio in these rollover types of loans. At September 30, 2014, and December 31, 2013, $3.9 million and $1.8 million, respectively, of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots (where we do not intend to finance the construction) as commercial real estate land loans.

At both September 30, 2014, and December 31, 2013, there were no loans classified as held for sale.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ALLL. The Company maintains an ALLL as a reserve against probable and inherent risk of losses in its loan portfolios. The ALLL is comprised of a general reserve component for loans evaluated collectively for loss and a specific reserve component for loans evaluated individually. We continually monitor our loan portfolio for delinquent loans and changes in our borrower's financial condition. When an issue is identified and it is determined that the loan needs to be classified as nonperforming and/or impaired, an evaluation of the collateral is performed and, if necessary, an appraisal is ordered in accordance with our appraisal policy guidelines. Based on this evaluation, any additional provision for loan loss or charge-offs that may be needed is recorded prior to the end of the financial reporting period.

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method for the periods shown:

	At or For the Three Months Ended September 30, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$4,377	$1,433	$5,622	$333	$11	$175	$11,951
Charge-offs	(3)	—	—	—	—	(6)	(9)
Recoveries	12	—	—	—	5	1	18
Provision (recapture)	(379)	(64)	97	49	10	(13)	(300)
Ending balance	$4,007	$1,369	$5,719	$382	$26	$157	$11,660

	At or For the Nine Months Ended September 30, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,141	$1,377	$5,881	$399	$14	$182	$12,994
Charge-offs	(78)	—	(311)	(223)	—	(30)	(642)
Recoveries	46	—	151	—	6	5	208
Provision (recapture)	(1,102)	(8)	(2)	206	6	—	(900)
Ending balance	$4,007	$1,369	$5,719	$382	$26	$157	$11,660

Allowance by category:
General reserve	$2,896	$1,340	$5,240	$382	$26	$157	$10,041
Specific reserve	1,111	29	479	—	—	—	1,619

Loans: (1)
Total loans	$279,360	$123,599	$260,198	$25,736	$2,148	$7,543	$698,584
General reserves (2)	234,094	121,417	250,392	25,736	2,148	7,423	641,210
Specific reserves (3)	45,266	2,182	9,806	—	—	120	57,374
____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$4,970	$1,300	$5,519	$345	$21	$158	$12,313
Charge-offs	(107)	—	—	—	—	—	(107)
Recoveries	—	29	2	27	—	7	65
Provision (recapture)	(4)	44	(3)	(27)	1	(11)	—
Ending balance	$4,859	$1,373	$5,518	$345	$22	$154	$12,271

	At or For the Nine Months Ended September 30, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,562	$1,139	$5,207	$437	$30	$167	$12,542
Charge-offs	(416)	(346)	(98)	(332)	—	(71)	(1,263)
Recoveries	533	237	5	97	—	20	892
Provision (recapture)	(820)	343	404	143	(8)	38	100
Ending balance	$4,859	$1,373	$5,518	$345	$22	$154	$12,271

Allowance by category:
General reserve	$3,590	$1,285	$5,230	$345	$22	$154	$10,626
Specific reserve	1,269	88	288	—	—	—	1,645

Loans: (1)
Total loans	$279,336	$116,801	$240,059	$19,785	$1,795	$9,535	$667,311
General reserves (2)	227,821	114,345	226,697	15,457	1,795	8,873	594,988
Specific reserves (3)	51,515	2,456	13,362	4,328	—	662	72,323
_____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At September 30, 2014, total past due loans comprised 0.38% of total loans as compared to 0.63% at December 31, 2013. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of September 30, 2014
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$1,351	$—	$435	$1,786	$162,155	$163,941
Non-owner occupied	271	—	165	436	114,983	115,419
Multifamily	—	—	—	—	123,599	123,599
Commercial real estate	326	—	—	326	259,872	260,198
Construction/land development	—	—	—	—	25,736	25,736
Total real estate	1,948	—	600	2,548	686,345	688,893
Business	—	—	—	—	2,148	2,148
Consumer	—	—	77	77	7,466	7,543
Total loans	$1,948	$—	$677	$2,625	$695,959	$698,584
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at September 30, 2014.
(2) Net of LIP.

	Loans Past Due as of December 31, 2013
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$923	$337	$575	$1,835	$156,962	$158,797
Non-owner occupied	—	—	692	692	121,185	121,877
Multifamily	—	—	—	—	117,181	117,181
Commercial real estate	331	—	1,089	1,420	245,982	247,402
Construction/land development	—	—	223	223	22,904	23,127
Total real estate	1,254	337	2,579	4,170	664,214	668,384
Business	—	—	—	—	1,142	1,142
Consumer	103	34	—	137	9,064	9,201
Total loans	$1,357	$371	$2,579	$4,307	$674,420	$678,727
_________________

(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2013.
(2) Net of LIP.

Nonaccrual Loans. Loans are placed on nonaccrual when they are 90 days delinquent or when, in management's opinion, the borrower is unable to meet scheduled payment obligations.

In order to return a nonaccrual loan to accrual status, the Company evaluates the borrower's financial condition to ensure that future loan payments are reasonably assured. The Company also takes into consideration the borrower's willingness and ability to make the loan payments, as well as historical repayment performance. The Company requires the borrower to make loan payments

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

consistently for a period of at least six months as agreed to under the terms of the loan agreement before the Company will consider reclassifying the loan to accrual status.

The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
One-to-four family residential	$837	$2,297
Multifamily	—	233
Commercial real estate	658	1,198
Construction/land development	—	223
Consumer	77	44
Total nonaccrual loans	$1,572	$3,995

Nonaccrual loans were $1.6 million and $4.0 million at September 30, 2014, and December 31, 2013, respectively. Foregone interest on nonperforming loans for the three months ended September 30, 2014, was $26,000, compared to $167,000 for the same quarter in 2013. Foregone interest for the nine months ended September 30, 2014, was $105,000 compared to $684,000 for the nine months ended September 30, 2013.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	September 30, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$278,523	$123,599	$259,540	$25,736	$2,148	$7,466	$697,012
Nonperforming (3)	837	—	658	—	—	77	1,572
Total loans	$279,360	$123,599	$260,198	$25,736	$2,148	$7,543	$698,584
_____________

(1)	Net of LIP.

(2)	There were $163.3 million of owner-occupied one-to-four family residential loans and $115.2 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	There were $672,000 of owner-occupied one-to-four family residential loans and $165,000 of non-owner occupied one-to-four family residential loans classified as nonperforming.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$278,377	$116,948	$246,204	$22,904	$1,142	$9,157	$674,732
Nonperforming (3)	2,297	233	1,198	223	—	44	3,995
Total loans	$280,674	$117,181	$247,402	$23,127	$1,142	$9,201	$678,727
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

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document. When identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis after taking into consideration the circumstances surrounding the loan and the borrower, including payment history and the amounts of any payment shortfall, length and reason for delay and the likelihood of a return to stable performance. Impairment is measured on a loan-by-loan basis for all loans in the portfolio. We obtain annual updated appraisals for impaired collateral dependent loans that exceed $1.0 million.

There were no funds committed to be advanced in connection with impaired loans at either September 30, 2014, or December 31, 2013.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	September 30, 2014
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,332	$3,681	$—
Non-owner occupied	28,797	28,842	—
Commercial real estate	2,785	3,128	—
Consumer	120	153	—
Total	35,034	35,804	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	2,562	2,632	125
Non-owner occupied	10,575	10,627	986
Multifamily	2,182	2,182	29
Commercial real estate	7,021	7,021	479
Total	22,340	22,462	1,619
Total impaired loans:
One-to-four family residential:
Owner occupied	5,894	6,313	125
Non-owner occupied	39,372	39,469	986
Multifamily	2,182	2,182	29
Commercial real estate	9,806	10,149	479
Consumer	120	153	—
Total	$57,374	$58,266	$1,619
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended September 30, 2014, and 2013:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,256	$45	$3,444	$115
Non-owner occupied	28,984	438	28,995	1,312
Multifamily	111	—	171	—
Commercial real estate	2,812	41	4,388	123
Construction/land development	—	—	56	—
Consumer	82	2	63	3
Total	$35,245	$526	37,117	1,553

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,974	29	3,134	94
Non-owner occupied	10,792	147	11,307	447
Multifamily	2,187	36	2,196	107
Commercial real estate	7,032	101	7,054	282
Total	22,985	313	23,691	930

Total impaired loans:
One-to-four family residential:
Owner occupied	6,230	74	6,578	209
Non-owner occupied	39,776	585	40,302	1,759
Multifamily	2,298	36	2,367	107
Commercial real estate	9,844	142	11,442	405
Construction/land development	—	—	56	—
Consumer	82	2	63	3
Total	$58,230	$839	$60,808	$2,483

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$4,908	$30	$4,989	$88
Non-owner occupied	29,372	448	30,661	1,297
Multifamily	241	—	2,572	—
Commercial real estate	6,494	94	8,040	229
Construction/land development	4,348	—	4,553	—
Consumer	689	—	718	—
Total	46,052	572	51,533	1,614

Loans with an allowance:
One-to-four family residential:
Owner occupied	4,295	41	4,926	153
Non-owner occupied	13,916	142	14,954	503
Multifamily	1,723	59	862	99
Commercial real estate	8,050	93	8,075	301
Total	27,984	335	28,817	1,056

Total impaired loans:
One-to-four family residential:
Owner occupied	9,203	71	9,915	241
Non-owner occupied	43,288	590	45,615	1,800
Multifamily	1,964	59	3,434	99
Commercial real estate	14,544	187	16,115	530
Construction/land development	4,348	—	4,553	—
Consumer	689	—	718	—
Total	$74,036	$907	$80,350	$2,670

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans ("TDRs"). In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower's financial difficulties, a concession is granted to the borrower that the Company would not otherwise consider. Once the loan is restructured, a current, well-documented credit evaluation of the borrower's financial condition and prospects for repayment are performed to assess the likelihood that all principal and interest payments required under the terms of the modified agreement will be collected in full. A loan that is classified as a TDR is generally reported as a TDR until the loan is paid in full or otherwise settled, sold, or charged-off.

The accrual status of a loan may change after it has been classified as a TDR. Management considers the following in determining the accrual status of restructured loans: (1) if the loan was on accrual status prior to the restructuring, the borrower has demonstrated performance under the previous terms, and a credit evaluation shows the borrower's capacity to continue to perform under the restructured terms (both principal and interest payments), the loan will remain on accrual at the time of the restructuring; (2) if the loan was on nonaccrual status before the restructuring, and the Company's credit evaluation shows the borrower's capacity to meet the restructured terms, the loan would remain as nonaccrual for a minimum of six months after restructuring until the borrower has demonstrated a reasonable period of sustained repayment performance, thereby providing reasonable assurance as to the ultimate collection of principal and interest in full under the modified terms.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2014, the TDR portfolio totaled $55.8 million, all of which were on accrual status and performing in accordance with the terms of their restructure. At December 31, 2013, the TDR balance was $61.1 million, of which $968,000 were on nonaccrual status. Of these nonaccrual loans, $379,000 were performing under their modified terms.

The following tables present loans that were modified as TDRs within the periods indicated, and their recorded investment both prior to and after the modification:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Interest-only payments with interest rate concession	6	$1,439	$1,439	6	$1,439	$1,439
Principal and interest with interest rate concession	5	953	953	6	1,174	1,174
Advancement of maturity date	—	—	—	4	772	772
Commercial real estate:
Interest-only payments with interest rate concession	1	1,466	1,466	2	3,470	3,470
Total	12	$3,858	$3,858	18	$6,855	$6,855

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Interest-only payments with no interest rate concession	—	$—	$—	2	$682	$682
Principal and interest with interest rate concession	—	—	—	2	1,620	1,556
Principal and interest reamortized with no interest rate concession	1	261	261	1	261	261
Advancement of maturity date	—	—	—	1	311	306
Commercial real estate:
Principal and interest reamortized with no interest rate concession	—	—	—	1	335	332
Interest-only payments with interest rate concession	—	—	—	2	3,484	3,483
Advancement of maturity date	1	437	436	1	437	436
Total	2	$698	$697	10	$7,130	$7,056

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2014, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the three and nine months ended September 30, 2014, and 2013, were the result of advancing the maturity date for balloon payments on loans otherwise current on principal and interest payments, or granting the borrower interest rate concessions and/or interest-only payments for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount increases the ALLL and is expensed to earnings. As loan payments are received in future periods, the entry is amortized over the life of the concession, reducing ALLL and recapturing provision expense. TDRs resulted in no charge-offs to the ALLL for the three and nine months ended September 30, 2014, and $0 and $89,000 for the three and nine months ended September 30, 2013, respectively.

The following is a summary of loans that were modified as TDRs within the 12 months prior to September 30, 2014, or 2013, and for which there was a payment default during the three and nine months ended September 30, 2014, or 2013:

	Types of Modification
	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Number of Loans	No Interest Rate Concession with Modified Payment	Interest Rate Concession	Advancement of Maturity Date	Number of Loans	No Interest Rate Concession with Modified Payment	Interest Rate Concession	Advancement of Maturity Date
	(Dollars in thousands)
Commercial real estate	—	$—	$—	$—	1	$—	$—	$430
Total	—	$—	$—	$—	1	$—	$—	$430

	Types of Modifications
	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Number of Loans	No Interest Rate Concession with Modified Payment	Interest Rate Concession	Advancement of Maturity Date	Number of Loans	No Interest Rate Concession with Modified Payment	Interest Rate Concession	Advancement of Maturity Date
	(Dollars in thousands)
Commercial real estate	1	$—	$—	$436	3	$332	$935	$436
Total	1	$—	$—	$436	3	$332	$935	$436

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL. For the three months ended September 30, 2014, no loans defaulted that had been modified within the previous 12 months. For the nine months ended September 30, 2014, one loan that was restructured during the previous 12 months missed a payment, but has since become current.

Credit Quality Indicators. The Company utilizes a nine-category risk rating system and assigns a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension. Credits risk rated 1 through 5 are considered to be “pass” credits. Pass credits include assets, such as cash secured loans with funds on deposit with the Bank, where there is virtually no credit risk. Pass credits also include credits that are on the Company's watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future. Credits classified as special mention are risk rated 6 and possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. Substandard credits are risk rated 7. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.
Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at September 30, 2014, and December 31, 2013.

The following tables represent a summary of loans by type and risk category at the dates indicated:

	September 30, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$267,410	$122,177	$246,679	$25,736	$2,148	$7,244	$671,394
Special mention	4,758	—	11,510	—	—	—	16,268
Substandard	7,192	1,422	2,009	—	—	299	10,922
Total loans	$279,360	$123,599	$260,198	$25,736	$2,148	$7,543	$698,584
 _____________

(1) Net of LIP.

	December 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$265,511	$114,525	$229,149	$22,904	$1,142	$8,934	$642,165
Special mention	5,825	1,203	15,134	—	—	1	22,163
Substandard	9,338	1,453	3,119	223	—	266	14,399
Total loans	$280,674	$117,181	$247,402	$23,127	$1,142	$9,201	$678,727
  _____________

(1) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Other Real Estate Owned

The following table is a summary of OREO during the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$10,114	$14,226	$11,465	$17,347
Loans transferred to OREO	193	1,047	1,823	6,416
Capitalized (reimbursed) improvements	68	(5)	120	33
Dispositions of OREO, net	(496)	(2,533)	(3,241)	(10,840)
Market value adjustments	(60)	(135)	(348)	(356)
Balance at end of period	$9,819	$12,600	$9,819	$12,600

We sold $496,000 of OREO during the third quarter of 2014, which was comprised of three properties and generated a net gain of $15,000. OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. OREO at September 30, 2014 consisted of $791,000 in one-to-four family residential homes, $8.5 million in commercial real estate properties, and $536,000 in construction/land development projects.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at September 30, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$42,622	$—	$42,622	$—
Freddie Mac	22,962	—	22,962	—
Ginnie Mae	27,700	—	27,700	—
Municipal bonds	643	—	643	—
U.S. Government agencies	16,461	—	16,461	—
Corporate bonds	14,069	—	14,069	—
Total	$124,457	$—	$124,457	$—

	Fair Value Measurements at December 31, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$46,232	$—	$46,232	$—
Freddie Mac	25,856	—	25,856	—
Ginnie Mae	33,873	—	33,873	—
Municipal bonds	1,850	—	1,850	—
U.S. Government agencies	22,704	—	22,704	—
Corporate bonds	13,849	—	13,849	—
Total	$144,364	$—	$144,364	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at September 30, 2014, and December 31, 2013.

	Fair Value Measurements at September 30, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$55,755	$—	$—	$55,755
OREO	9,819	—	—	9,819
Total	$65,574	$—	$—	$65,574
_____________

(1)	Total fair value of impaired loans is net of $1.6 million of specific reserves on performing TDRs.

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
_____________

(1)    Total fair value of impaired loans is net of $2.2 million of specific reserves on performing TDRs

The fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis. Inputs used in the collateral value method include appraised values, less estimated costs to sell. Some of these inputs may not be observable in the marketplace. Appraised values may be discounted based on management's knowledge of the marketplace, subsequent changes in market conditions, or management's knowledge of the borrower.

OREO properties are measured at the lower of their carrying amount or fair value, less estimated costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2014, and December 31, 2013.

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$55,755	Market approach	Appraised value discounted by market or borrower conditions	0% - 23.07% (0.61%)

OREO	$9,819	Market approach	Appraised value less selling costs	0% - 14.22% (0.08%)

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$61,985	Market approach	Appraised value discounted by market or borrower conditions	0% - 72.29% (2.71%)

OREO	$11,465	Market approach	Appraised value less selling costs	0% - 26.35% (4.59%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2014
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,239	$5,239	$5,239	$—	$—
Interest-earning deposits	50,388	50,388	50,388	—	—
Investments available-for-sale	124,457	124,457	—	124,457	—
Loans receivable, net	684,166	698,606	—	—	698,606
FHLB stock	6,815	6,815	—	6,815	—
Accrued interest receivable	3,401	3,401	—	3,401	—

Financial Liabilities:
Deposits	192,525	192,525	192,525	—	—
Certificates of deposit, retail	365,302	366,323	—	366,323	—
Certificates of deposit, brokered	32,538	32,778		32,778
Advances from the FHLB	135,500	135,158	—	135,158	—
Accrued interest payable	130	130	—	130	—

	December 31, 2013
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$6,074	$6,074	$6,074	$—	$—
Interest-earning deposits	49,501	49,501	49,501	—	—
Investments available-for-sale	144,364	144,364	—	144,364	—
Loans receivable, net	663,153	680,622	—	—	680,622
FHLB stock	7,017	7,017	—	7,017	—
Accrued interest receivable	3,698	3,698	—	3,698	—

Financial Liabilities:
Deposits	201,658	201,658	201,658	—	—
Certificates of deposit, retail	410,407	413,417	—	413,417	—
Advances from the FHLB	119,000	118,610	—	118,610	—
Accrued interest payable	88	88	—	88	—

Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments:

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash on hand and in banks, interest-earning deposits, FHLB stock, accrued interest receivable, accrued interest payable, and investment transactions payable. FHLB stock is not publicly-traded, however it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB’s discretion. The fair value is therefore equal to the book value.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
Investments available-for-sale: The fair value of all investments, excluding FHLB stock, was based upon quoted market prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

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

Note 8 - Federal Home Loan Bank Stock

At September 30, 2014, the Bank held $6.8 million of FHLB stock, carried at par value ($100 per share). Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par.

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

Prior to 2014, the FHLB announced that the Federal Housing Finance Agency had granted it the authority to repurchase up to $25 million in excess capital stock per quarter and pay quarterly dividends, provided that the FHLB's financial condition, measured primarily by the ratio of market value of equity-to-par value of capital stock, does not deteriorate. As a result, the FHLB repurchased shares on a pro-rata basis, at par value, from its shareholders, including 690 shares from the Bank, during the third quarter of 2014 and 2,020 shares from the Bank during the nine months ended September 30, 2014. During the three and nine months ended September 30, 2013, the FHLB repurchased 658 and 1,976 shares, respectively, at par value, from the Bank.

During the three and nine months ended September 30, 2014, the Bank received $1,734 and $5,251 in dividends from the FHLB, respectively.

Note 9- Stock-Based Compensation

In June 2008, First Financial Northwest's shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock and stock appreciation rights.

Total compensation expense for the Plan was $104,000 and $360,000 for the three months ended September 30, 2014, and 2013, respectively, generating a related income tax benefit of $36,000 and $126,000 for the three months ended September 30, 2014, and 2013, respectively. Total compensation expense for the Plan was $275,000 and $1.3 million for the nine months

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

ended September 30, 2014, and 2013, respectively, generating a related income tax benefit of $96,000 and $465,000 for the nine months ended September 30, 2014, and 2013, respectively. Compensation expense decreased considerably from 2013 to 2014 as the Plan participants with the greatest holdings, collectively, became fully vested in 2013.

Stock Options

The Plan authorizes the grant of stock options totaling 2,285,280 shares to Company directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At September 30, 2014, remaining options for 671,756 shares of common stock were available for grant under the Plan.

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

A summary of the Company’s stock option plan awards and activity for the three and nine months ended September 30, 2014, follows:

	For the three months ended September 30, 2014
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at July 1, 2014	871,855	$9.38		$1,410,163
Granted	95,000	10.78		—
Exercised	(9,200)	9.78		7,084
Forfeited or expired	—	—		—
Outstanding at September 30, 2014	957,655	9.52	5.50	781,642
Expecting to vest assuming a 3% forfeiture rate over the vesting term	949,765	9.52	5.47	775,324

Exercisable at September 30, 2014	694,655	9.41	4.22	571,042

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the nine months ended September 30, 2014
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,203,535	$9.49		$1,103,186
Granted	95,000	10.78		—
Exercised	(340,880)	9.78		272,318
Forfeited or expired	—			—
Outstanding at September 30, 2014	957,655	9.52	5.50	781,642
Expected to vest assuming a 3% forfeiture rate over the vesting term	949,765	9.52	5.47	775,324

Exercisable at September 30, 2014	694,655	9.41	4.22	571,042

As of September 30, 2014, there was $847,354 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 4.12 years. For the three and nine months ended September 30, 2014, the weighted-average fair value for stock options granted was $4.13. The weighted-average fair value for stock options granted during the same periods in 2013 was $3.70.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the stock price on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At September 30, 2014, remaining restricted stock awards for 74,478 shares were available to be awarded. Shares that have been awarded but have not yet vested totaled 82,000 as of September 30, 2014, and are held in a reserve account until they are vested.

A summary of changes in nonvested restricted stock awards for the three and nine months ended September 30, 2014, follows:

	For the three months ended September 30, 2014
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at July 1, 2014	97,000	$8.52
Granted	—
Vested	(15,000)	8.97
Forfeited	—
Nonvested at September 30, 2014	82,000	8.44

Expected to vest assuming a 3% forfeiture rate over the vesting term	79,540

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the nine months ended September 30, 2014
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	103,400	$8.24
Granted	—	—
Vested	(21,400)	7.49
Forfeited	—	—
Nonvested at September 30, 2014	82,000	8.44

Expected to vest assuming a 3% forfeiture rate over the vesting term	79,540

During the three and nine months ended September 30, 2014, there were no restricted stock awards granted. During the three and nine months ended September 30, 2013, 25,000 shares of restricted stock were granted at a weighted-average fair value of $10.88. As of September 30, 2014, there was $602,600 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.19 years. The total fair value of shares vested during the quarters ended September 30, 2014, and 2013 was $135,000 and $1.4 million, respectively. The total fair value of shares vested during the nine months ended September 30, 2014, and 2013 was $160,000 and $1.5 million, respectively.

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

The Company has prepared federal tax returns through December 31, 2013, at which time the net operating loss carryforward was $21.3 million which will begin to expire in 2030.

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

Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings, or absorb losses. Basic earnings per common shares is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except share data)
Net income	$2,735	$2,612	$7,747	$20,532
Less: Earnings allocated to participating securities	$(14)	$—	$(40)	$—
Earnings allocated to common shareholders	$2,721	$2,612	$7,707	$20,532

Basic weighted average common shares outstanding	14,458,874	15,978,716	14,901,817	16,942,131
Dilutive stock options	102,975	136,616	113,149	61,451
Dilutive restricted stock grants	24,059	—	25,478	—
Diluted weighted average common shares outstanding	14,585,908	16,115,332	15,040,444	17,003,582

Basic earnings per share	$0.19	$0.16	$0.52	$1.21
Diluted earnings per share	$0.19	$0.16	$0.51	$1.21

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Options to purchase an additional 205,000 and 110,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2014, and 2013, respectively, because the incremental shares under the treasury stock method of calculation resulted in them being antidilutive. For the nine months ended September 30, 2014, and 2013, there were 205,000 and 1,327,535 of these antidilutive shares excluded from the calculation.

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

Overview

First Savings Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington, through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists predominantly of attracting deposits from the general public combined with raising funds in the wholesale market and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending.

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

Our noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, OREO-related expenses, professional fees, regulatory assessments, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of real estate taxes, depreciation expenses, maintenance, and costs of utilities. OREO-related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes, and insurance related to the properties included in the OREO inventory.

Critical Accounting Policies

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the ALLL, the valuation of OREO and foreclosed assets, and the calculation of deferred taxes, fair values, and other-than-temporary impairments on the market value of investments. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2013 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosure contained in the Company's 2013 Form 10-K.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Assets. Total assets were $915.4 million at September 30, 2014, a decrease of 0.6%, from $921.0 million at December 31, 2013. The following table details the changes in the composition of our assets at September 30, 2014 from December 31, 2013.

	Balance at September 30, 2014	Change from December 31, 2013	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$5,239	$(835)	(13.7)%
Interest-earning deposits	50,388	887	1.8
Investments available-for-sale, at fair value	124,457	(19,907)	(13.8)
Loans receivable, net	684,166	21,013	3.2
Premises and equipment, net	16,859	(432)	(2.5)
FHLB stock, at cost	6,815	(202)	(2.9)
Accrued interest receivable	3,401	(297)	(8.0)
Deferred tax assets, net	10,060	(4,775)	(32.2)
OREO	9,819	(1,646)	(14.4)
Prepaid expenses and other assets	4,215	634	17.7
Total assets	$915,419	$(5,560)	(0.6)%

Interest-earning deposits decreased 1.8% to $50.4 million at September 30, 2014, from $49.5 million at December 31, 2013. During the nine months ended September 30, 2014, excess liquidity was used primarily to fund maturing certificates of deposit and to increase loans receivable. Investments available-for-sale decreased 13.8%, to $124.5 million at September 30, 2014, from $144.4 million at December 31, 2013, primarily due to principal repayments. In addition, we sold a $5.0 million variable rate security and had a call redemption at par on a $1.4 million tax exempt municipal security in the first nine months of 2014. As a partial offset to these decreases, during the third quarter of 2014, we purchased a $1.5 million fixed rate mortgage-backed security whose underlying collateral is a low income multi-family property in King County, thereby contributing to our Community Reinvestment Act compliance efforts. The effective duration of the investment portfolio at September 30, 2014, was 2.7% as compared to 1.7% at December 31, 2013. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank's portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank's investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Net loans receivable increased $21.0 million to $684.2 million at September 30, 2014, from $663.2 million at December 31, 2013. The increase was the result of $122.4 million in net new loans, as well as a $1.3 million decrease in the ALLL, partially offset by $100.0 million in principal repayments and $1.8 million of loans transferred to OREO. The most significant changes in total loans were in construction/land development with an increase of $18.5 million, commercial real estate with an increase of $12.3 million, and multifamily real estate loans with an increase of $5.1 million for the first nine months of 2014. The increase in construction/land development loans was predominantly related to "in-fill" one-to-four family speculative construction projects in selective urban areas that have high levels of nearby amenities.

The following table details our five largest lending relationships at September 30, 2014:

Borrower (1)	Number of Loans	One-to-Four Family Residential (Rental Properties)	Multifamily	Commercial Real Estate (Rental Properties)	Construction/ Land Development	Aggregate Balance of Loans (2)
		(Dollars in thousands)
Real estate investor	3	$—	$—	$18,180	$—	$18,180
Real estate builder	50	12,548	—	—	1,876	14,424
Real estate investor	2	—	—	13,999	—	13,999
Real estate investor	7	—	13,675	—	—	13,675
Real estate builder (3)	87	13,175	—	207	—	13,382
Total	149	$25,723	$13,675	$32,386	$1,876	$73,660
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	Net of LIP.
(3) Of this amount, $12.7 million were considered impaired loans.

These relationships, which represent 10.5% of our loans, net of LIP, decreased $5.9 million from December 31, 2013, to September 30, 2014. As of September 30, 2014, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to the concentration risk they possess in relation to the entire loan portfolio.

The ALLL decreased $1.3 million to $11.7 million at September 30, 2014, compared to $13.0 million at December 31, 2013. The ALLL represented 1.7% of total loans at September 30, 2014, compared to 1.9% at December 31, 2013. We believe that the ALLL as of September 30, 2014, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

Nonperforming assets continued to decrease and were $11.4 million at September 30, 2014, compared to $15.5 million at December 31, 2013. The following table presents a breakdown of our nonperforming assets and as a percent of total assets at the dates indicated:

	September 30, 2014	December 31, 2013	September 30, 2013	Nine Month Change	One Year Change
	(In thousands)
Nonaccrual loans:
One-to-four family residential	$837	$2,297	$3,003	$(1,460)	$(2,166)
Multifamily	—	233	238	(233)	(238)
Commercial real estate	658	1,198	1,204	(540)	(546)
Construction/land development	—	223	4,328	(223)	(4,328)
Consumer	77	44	662	33	(585)
Total nonaccrual loans	1,572	3,995	9,435	(2,423)	(7,863)

OREO	9,819	11,465	12,600	(1,646)	(2,781)
Total nonperforming assets (1)	$11,391	$15,460	$22,035	$(4,069)	$(10,644)

Nonperforming assets as a percent of total assets	1.24%	1.68%	2.47%

Nonaccrual loans include loans to borrowers who are experiencing deteriorating financial conditions and there is doubt as to the ultimate recoverability of the full principal and interest due to the Bank in accordance with the terms of the loan agreement. Nonaccrual loans decreased $2.4 million to $1.6 million at September 30, 2014, from $4.0 million at December 31, 2013. This decrease was the result of a net increase of $727,000 of loans classified as nonaccrual offset by $642,000 in net charge-offs, $215,000 in short sales, $470,000 in payoffs and principal reductions, and $1.8 million of loans transferred to OREO, net of charge-offs.

The three largest nonaccrual loans in the loan portfolio at September 30, 2014, included a $561,000 commercial loan secured by a two-story office building in King County that is current on its payments. The second largest nonaccrual loan was a one-to-four family owner occupied loan with a balance of $237,000, and is secured by a condominium in King County. The third largest nonaccrual loan was a one-to-four family loan with an outstanding balance of $193,000, secured by a two-story single family owner occupied residence in King County.

OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. OREO decreased $1.7 million to $9.8 million at September 30, 2014, compared to $11.5 million at December 31, 2013, as sales and write-downs of OREO exceeded transfers of loans into OREO. During the first nine months of 2014, we sold 10 properties for $3.2 million, generating a net loss on sale of $92,000. Offsetting this reduction, we transferred six properties at $1.8 million into OREO. At September 30, 2014, OREO inventory consisted of $8.5 million in commercial real estate properties, $791,000 in one-to-four family residential homes and $536,000 in construction/land development projects.

The three largest OREO properties at September 30, 2014, were two office/retail buildings valued at $3.6 million and $837,000, respectively, both located in Pierce County, and a land development project approved for 105 one-to-four family residential lots valued at $773,000 located in Kitsap County.

The following table presents a breakdown of our OREO by county and number of properties at September 30, 2014:

	County				Total OREO	Number of Properties	Percent of Total OREO
	King	Pierce	Kitsap	All Other
	(Dollars in thousands)
OREO:
One-to-four family residential	$155	$636	$—	$—	$791	4	8.0%
Commercial real estate (1)	—	6,842	773	877	8,492	11	86.5
Construction/land development	—	223	—	313	536	2	5.5
Total OREO	$155	$7,701	$773	$1,190	$9,819	17	100.0%
_________

(1) Of the 11 properties classified as commercial real estate, eight are office/retail buildings and three are undeveloped lots.

We continue to focus our efforts on converting nonaccrual loans to OREO through foreclosure or deeds in lieu of foreclosure and subsequently selling the properties. By taking ownership of these properties, we believe we can convert nonearning assets into earning assets on a more timely basis. Our success in this area is reflected by the improved ratio of our nonperforming assets as a percent of total assets of 1.24% at September 30, 2014, compared to 1.68% at December 31, 2013.

As we work with our borrowers to help them through this difficult economic cycle, we explore various options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included a reduction in interest rate on the loan for a period of time, extending the maturity date of the loan, or allowing interest only payments for a specific time frame. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is considered to be in the Bank's best interest.

The following table presents a breakdown of our TDRs at the dates indicated:

	September 30, 2014	December 31, 2013	September 30, 2013	Nine Month Change	One Year Change
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$—	$924	$783	$(924)	$(783)
Consumer	—	44	45	(44)	(45)
Total nonperforming TDRs	—	968	828	(968)	(828)

Performing TDRs:
One-to-four family residential	44,429	45,851	48,512	(1,422)	(4,083)
Multifamily	2,182	2,208	2,218	(26)	(36)
Commercial real estate	9,148	12,111	12,158	(2,963)	(3,010)
Consumer	43	—	—	43	43
Total performing TDRs	55,802	60,170	62,888	(4,368)	(7,086)
Total TDRs	$55,802	$61,138	$63,716	$(5,336)	$(7,914)

% TDRs classified as performing	100.0%	98.4%	98.7%

Our TDRs decreased $5.3 million to $55.8 million at September 30, 2014, compared to $61.1 million at December 31, 2013 as pay downs continue to outpace the addition of TDRs to our portfolio. At September 30, 2014, all TDRs were performing according to their restructured payment terms. At September 30, 2014, there was no committed but undisbursed funds in connection with these restructured and impaired loans.

The largest TDR relationship at September 30, 2014, totaled $12.7 million and was comprised of one-to-four family residential rental properties located in King, Kitsap, Pierce and Thurston counties.

Deposits. During the first nine months of 2014, deposits decreased $21.7 million to $590.4 million at September 30, 2014, compared to $612.1 million at December 31, 2013. Deposit accounts consisted of the following:

	Balance at September 30, 2014	Change from December 31, 2013	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$14,678	$4,059	38.2%
NOW	19,342	(6,129)	(24.1)
Statement savings	22,247	1,851	9.1
Money market	136,258	(8,914)	(6.1)
Certificates of deposit, retail	365,302	(45,105)	(11.0)
Certificates of deposit, brokered	32,538	32,538	n/a
	$590,365	$(21,700)	(3.5)%

The decrease in total deposits was a result of the decrease in NOW accounts, money market and retail certificates of deposit accounts by $6.1 million, $8.9 million and $45.1 million, respectively, during the first nine months of 2014, offset by an increases of $4.1 million in noninterest bearing accounts, $1.9 million in statement savings, and $32.5 million in brokered certificates of deposit for the same period. The decrease in retail certificates of deposit was primarily the result of our strategy to utilize our excess liquidity, mainly cash, to reduce higher-cost deposits by competing slightly less aggressively on certain deposit interest rates. We believe customers who were more interest rate sensitive elected to withdraw their funds to invest in higher yielding investment products, which contributed to the decline in our deposit balances. Included in the retail certificates of deposit balances at both September 30, 2014 and December 31, 2013 were $10.8 million in public funds.

Beginning in the third quarter of 2014, management implemented a strategy of generating funds through national brokered certificates of deposit. This new source of funds added $32.5 million of certificates of deposit as of September 30, 2014, with maturities ranging from four to six years. These funds cannot be withdrawn early except in the case of the death or adjudication of incompetence of the depositor. However, on each brokered certificate of deposit issued during the quarter, the Bank has a quarterly call option after the initial six month period that allows the Bank to close the certificate of deposit and return the deposit to the customer if the Bank determines it is in its best interest to do so. The longer term nature of these brokered deposits, along with the enhanced features of these deposits as compared to retail certificates of deposit, assist us in our interest rate risk management efforts.

Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk, and to leverage our balance sheet. Total FHLB advances at September 30, 2014, were $135.5 million, an increase of $16.5 million from December 31, 2013. During the first nine months of 2014, we funded a commercial real estate loan and a multifamily loan by obtaining advances of $10.0 million and $6.5 million, respectively, both of which qualified for interest rate discounts from the FHLB under its Community Investment Program, which support loans for low to moderate income housing.

Stockholders’ Equity. Total stockholders’ equity decreased $2.6 million to $181.8 million at September 30, 2014, from $184.4 million at December 31, 2013. The decrease was primarily the result of the $13.8 million repurchase of 1,266,921 shares of common stock at an average price of $10.87 per share, and the payment of $2.2 million in cash dividends, partially offset by net income of $7.7 million generated during the nine months ended September 30, 2014, and an improvement of $1.3 million in accumulated other comprehensive loss, representing a decline in unrealized holding losses on investments available-for-sale. On October 22, 2014, the Board of Directors authorized a new share repurchase plan of an additional 1,546,600 shares of the Company’s common stock, or 10% of shares outstanding.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

General. Net income for the three months ended September 30, 2014 was $2.7 million or $0.19 per diluted share as compared to net income of $2.6 million, or $0.16 per diluted share for the same period ended September 30, 2013. Pre-tax net income for the quarter ended September 30, 2014, was $1.7 million higher as compared to the same period in the previous year due in part to a $474,000 increase in net interest income as a result of $187,000 increase in interest income and a $287,000 decrease in interest expense. Also contributing to the increase was a recapture from our provision for loan losses of $300,000 recorded for the third quarter of 2014 as compared to no provision for the same period in 2013, reflecting the improvement in our loan portfolio risk profile over the last year. In addition, noninterest expense decreased $880,000, primarily due to a decrease in salaries and employee benefits expense and an improvement in OREO market valuation adjustments partially offset by an increase to general and administrative expenses. Offsetting the improvements in pre-tax net income, our federal income provision for the quarter ending September 30, 2014, was $1.5 million compared with a benefit of $135,000 during the prior year, primarily due to the reversal of part of the deferred tax valuation allowance in the third quarter of 2013.

Net Interest Income. Net interest income for the quarter ended September 30, 2014 increased $474,000 to $8.2 million, as compared to $7.7 million for the same quarter in 2013. The increase was attributable to a $287,000 decrease in interest expense and a $187,000 increase in interest income. Average interest-earning assets increased $20.9 million to $856.6 million for the three months ended September 30, 2014, from the same quarter in 2013. During the three months ended September 30, 2014, our yield on interest-earning assets decreased two basis points while our cost of funds decreased 19 basis points. Our interest rate spread improved 17 basis points to 3.69% and our net interest margin improved 13 basis points to 3.84% for the three months ended September 30, 2014 as compared to the same period in 2013.

The following table details the change in net interest income due to changes in yield or cost or changes in the average balance of the related asset or liability:

	Three Months Ended September 30, 2014 Compared to September 30, 2013 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loan receivable, net	$(377)	$539	$162
Investments available-for-sale	107	(86)	21
Interest-earning deposits	—	4	4
Total net change in income on interest-earning assets	(270)	457	187

Interest-bearing liabilities:
NOW	(3)	1	(2)
Statement savings	(1)	1	—
Money market	18	(3)	15
Certificates of deposit, retail	(340)	(224)	(564)
Certificates of deposit, brokered	—	89	89
Advances from the FHLB	51	124	175
Total net change in expense on interest-bearing liabilities	(275)	(12)	(287)
Total net change in net interest income	$5	$469	$474

Interest Income. Total interest income for the third quarter of 2014 of $9.7 million was a $187,000 increase over the third quarter of 2013.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the three months ended September 30, 2014, and 2013:

	Three Months Ended September 30,
	2014		2013		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$684,876	5.35%	$646,174	5.57%	$162
Investments available-for-sale	127,402	1.74	151,860	1.40	21
Interest-earning deposits	37,503	0.25	30,543	0.25	4
FHLB stock	6,867	0.12	7,138	0.11	—
Total interest-earning assets	$856,648	4.55%	$835,715	4.57%	$187

Interest income from net loans receivable increased $162,000 to $9.2 million during the third quarter of 2014 as compared to the same period in 2013. A $38.7 million increase in average net loan receivables for the three months ended September 30, 2014, from the comparable period in 2013 resulted in a $539,000 increase in loan interest income attributable to volume, partially offset by a $377,000 decrease attributable to a 22 basis point reduction in the average yield earned as interest rates on new loan originations continued to be at rates lower than those on existing loans paid down or paid off during the quarter.

Interest income from investments available-for-sale increased $21,000 to $554,000 for the three months ended September 30, 2014, as compared to $533,000 for the same period in 2013. The average balance of investments available-for-sale for the three months ended September 30, 2014, decreased by $24.5 million compared to the same period in 2013, resulting in an $86,000 decrease in investment interest income. This decrease was partially offset by a $107,000 increase in investment interest income attributable to a 34 basis point increase in the average yield earned on investment securities. The increase in the average investment yield reflects the sales of low yielding, adjustable rate agency securities in 2013 and 2014, along with the subsequent purchase of higher yielding, predominately fixed rate securities.

Interest Expense. Total interest expense for the three months ended September 30, 2014 was $1.5 million, a decrease of $287,000 as compared to $1.8 million for the three months ended September 30, 2013.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the three months ended September 30, 2014, and 2013:

	Three Months Ended September 30,
	2014		2013		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW	$20,928	0.10%	$18,022	0.16%	$(2)
Statement savings	22,463	0.12	18,866	0.15	—
Money market	138,296	0.24	145,650	0.19	15
Certificates of deposit, retail	370,605	1.09	432,371	1.46	(564)
Certificates of deposit, brokered	18,081	1.97	—	—	89
Advances from the FHLB	135,500	0.96	74,000	0.81	175
Total interest-bearing liabilities	$705,873	0.86%	$688,909	1.05%	$(287)

Interest expense on our money market accounts increased $15,000, primarily as a result of a five basis point increase in the average cost of these funds. The cost of our retail certificates of deposit decreased 37 basis points for a $340,000 decrease in interest expense, as compared to the third quarter of 2013, due to new and maturing certificates pricing at lower rates. The decline in interest expense was also the result of a $61.8 million decrease in the average balance of retail certificates of deposit, as a number of certificates of deposit were not renewed at maturity, resulting in a $224,000 reduction of interest expense. In addition to these changes in our retail products, we incurred $89,000 in interest expense on our new brokered certificates of deposit with an average balance of $18.1 million at a cost of 1.97% per year.

Interest expense related to our FHLB advances increased $175,000, primarily due to a $61.5 million increase in average FHLB advances for the three months ended September 30, 2014, as compared to the same period last year. In addition, the average rate paid for these funds increased 15 basis points to 0.96% for the third quarter of 2014, as compared to 0.81% in the same quarter in 2013. This increase in the average rate paid in the 2014 quarter relates to management's decision to utilize longer term advances from the FHLB (with maturities ranging from four to five years for the advances obtained in 2014) to assist in our interest rate risk management efforts.

Provision for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific reserves. The general reserve is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. The specific reserve component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or if future events differ from current estimates.

During the quarter ended September 30, 2014, management evaluated the adequacy of the ALLL and concluded that a recapture of prior period provisions for loan loss in the amount of $300,000 was appropriate for the quarter, as compared to no provision for the third quarter of 2013. The following items contributed to this recapture during the quarter ended September 30, 2014:

•
improved market values on properties securing certain loans evaluated for impairment, along with the improved financial condition for certain borrowers with impaired loans, resulted in a recapture of $409,000 previously reserved for losses on these loans, partially offset by a $109,000 increase in general reserves due to the growth in loans receivable during the quarter;

•
delinquent loans, which are loans 30 days or more past due, decreased to $2.6 million at September 30, 2014, from $4.3 million and $5.5 million at December 31, 2013, and September 30, 2013, respectively;

•	nonaccrual loans decreased to $1.6 million at September 30, 2014 from $4.0 million and $9.4 million at December 31, 2013 and September 30, 2013, respectively; and

•	nonperforming loans as a percent of total loans improved to 0.23% at September 30, 2014, compared to 0.59% and 1.41% at December 31, 2013, and September 30, 2013, respectively.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Recapture of provision for loan losses	$(300)	$—
Charge-offs	(9)	(107)
Recoveries	18	65
ALLL	11,660	12,271
ALLL as a percent of total loans, net of LIP	1.67%	1.84%
ALLL as a percent of nonperforming loans, net of LIP	741.73	130.06
Total nonperforming loans, net of LIP	$1,572	$9,435
Nonperforming loans as a percent of total loans, net of LIP	0.23%	1.41%
Total loans receivable, net of LIP	$698,584	$667,311
Total loans originated	46,626	36,705

Noninterest Income. Noninterest income increased $66,000 to $186,000 for the quarter ended September 30, 2014, from $120,000 for the same quarter in 2013. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended September 30, 2014	Change from September 30, 2013	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$18	$—	—%
Loan service fees	35	2	6.1
Gain on sale of investments	—	39	(100.0)
Servicing rights, net	—	7	(100.0)
Other	133	18	15.7
Total noninterest income	$186	$66	55.0%

We had no sales of investments during the quarter ended September 30, 2014, as compared to sales of investments that generated a $39,000 loss during the third quarter of 2013. In addition, for the three months ended September 30, 2013, amortization of mortgage servicing rights exceeded servicing rights fees by $7,000. These serviced loans were paid off as of August 2014. In addition, other noninterest income increased $18,000 due to $102,000 in income recognized for the increased cash values on bank-owned life insurance ("BOLI") policies for the first nine months of 2014. Previously, the increase was recognized solely at year end and will be recognized on a quarterly basis going forward. This income was partially offset by a $25,000 decrease in rental income from a property that was sold in 2013 and $61,000 of forfeited earnest money that was recognized in 2013.

Noninterest Expense. Noninterest expense decreased $880,000 to $4.5 million for the third quarter of 2014 from $5.4 million for the comparable quarter in 2013.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended September 30, 2014	Change from September 30, 2013	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$2,947	$(860)	(22.6)%
Occupancy and equipment	324	(15)	(4.4)
Professional fees	457	5	1.1
Data processing	153	(22)	(12.6)
(Gain) Loss on sales of OREO property, net	(15)	20	(57.1)
OREO market value adjustments	60	(75)	(55.6)
OREO related expenses, net	49	26	113.0
Regulatory assessments	102	(70)	(40.7)
Insurance and bond premiums	100	(24)	(19.4)
Marketing	15	(14)	(48.3)
Other general and administrative	316	149	89.2
Total noninterest expense	$4,508	$(880)	(16.3)%

The decrease in noninterest expense for the third quarter of 2014, compared to the same period in 2013, was primarily a result of an $860,000 decrease in salary and employee benefits due to gained efficiencies and related reductions in staff. In addition, stock compensation expense decreased significantly as the largest group of participants became fully vested in our 2008 equity incentive plan by September 30, 2013. Also contributing to the improvement, OREO market valuation adjustments decreased $75,000 for the third quarter of 2014 as compared to the same period in 2013 due to reduction in OREO inventory and improvements in the housing market. Regulatory assessments decreased $70,000 for the three months ended September 30, 2014, as compared to the same period in 2013 due to improvement in both asset quality and financial condition of the Bank. Partially offsetting these reductions, other general and administrative expenses increased $149,000 primarily as a result of a reversal of previously expensed reserve for unfunded commitments of $160,000 in the third quarter of 2013 as compared to a recapture of $34,000 in the third quarter of 2014.

Federal Income Tax Expense. Our expected statutory income tax rate is 35%. We recorded a $1.5 million federal income tax provision for the quarter ended September 30, 2014 as a result of our consolidated net income. During the quarter ended September 30, 2013, we reversed an additional portion of the valuation allowance, resulting in a tax benefit of $135,000. Due to the recapture of a portion of our loan loss provision in the third quarter of 2014, our effective tax rate was 34.8% for this period.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

General. Net income for the nine months ended September 30, 2014 was $7.7 million, or $0.51 per diluted share, as compared to net income of $20.5 million or $1.21 per diluted share for the comparable period in 2013. The decrease in net income was primarily due to the partial reversal of $13.9 million of the deferred tax asset valuation allowance in the second and third quarters of 2013. However, pre-tax net income for the nine months ended September 30, 2014, increased $5.3 million as compared to the same period in 2013. Net interest income increased $1.5 million primarily due to a $1.2 million decrease in interest expense. A recapture of provision for loan losses of $900,000 was recorded for the first nine months of 2014 compared to a loan loss provision of $100,000 for the same period in 2013, reflecting the improvement in our risk profile of our loan portfolio over the last year. In addition, noninterest expense decreased $2.8 million for the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to a $2.5 million decrease in salaries and employee benefits expense.

Net Interest Income. Net interest income for the nine months ended September 30, 2014 increased $1.5 million to $24.5 million, as compared to $22.9 million for the same period in 2013. The increase was attributable to a $1.2 million decrease in interest expense and a $312,000 increase in interest income. During the nine months ended September 30, 2014, our yield on interest-earning assets decreased two basis points while our cost of funds decreased 25 basis points. Our interest rate spread for the nine months ended September 30, 2014 increased 23 basis points to 3.67% while our net interest margin increased 19 basis points to 3.83% as compared to the same period in 2013.

The following table details the change in net interest income due to changes in yield or cost or changes in the average balance of the related asset or liability:

	Nine Months Ended September 30, 2014 Compared to September 30, 2013 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loan receivable, net	$(868)	$1,036	$168
Investments available-for-sale	313	(179)	134
Interest-earning deposits	—	7	7
FHLB stock	3	—	3
Total net change in income on interest-earning assets	(552)	864	312

Interest-bearing liabilities:
NOW	(8)	5	(3)
Statement savings	(5)	4	(1)
Money market	12	(15)	(3)
Certificates of deposit, retail	(962)	(653)	(1,615)
Certificates of deposit, brokered	—	89	89
Advances from the FHLB	(313)	646	333
Total net change in expense on interest-bearing liabilities	(1,276)	76	(1,200)
Total net change in net interest income	$724	$788	$1,512

Interest Income. Total interest income for the first nine months of 2014 increased $312,000, to $29.1 million from $28.8 million, for the first nine months of 2013.

The following table compares detailed average interest-earning asset balances, associated yields and resulting changes in interest and dividend income for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$676,229	5.38%	$651,148	5.55%	$168
Investments available-for-sale	134,470	1.73	151,231	1.42	134
Interest-earning deposits	34,369	0.25	30,533	0.25	7
FHLB stock	6,934	0.10	7,206	0.04	3
Total interest-earning assets	$852,002	4.55%	$840,118	4.57%	$312

Interest income from net loans receivable increased $168,000 to $27.3 million during the first nine months of 2014, as compared to the same period in 2013, as the 17 basis points decrease in the average yield earned was more than offset by an increase in the average balance of $25.1 million.

Interest income from investments available-for-sale increased $134,000 to $1.7 million for the nine months ended September 30, 2014, as compared to the same period in 2013. Although the average balance of investments decreased $16.8 million, resulting in $179,000 decrease in interest income, this decline was offset by a yield increase of 31 basis points, resulting in increased interest income of $313,000. The increase in the average investment yield reflects the sales of low yielding, adjustable rate agency securities in 2013 and 2014, along with the subsequent purchase of higher yielding, predominately fixed rate securities.

Interest Expense. Total interest expense for the nine months ended September 30, 2014 was $4.6 million, a decrease of $1.2 million compared to $5.8 million for the nine months ended September 30, 2013.

The following table details average balances, cost of funds and the resulting decrease in interest expense for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW	$21,585	0.12%	$17,273	0.17%	$(3)
Statement savings	22,426	0.13	18,614	0.16	(1)
Money market	138,436	0.21	150,449	0.20	(3)
Certificates of deposit, retail	387,651	1.18	445,122	1.51	(1,615)
Certificates of deposit, brokered	6,093	1.95	—	—	89
Advances from the FHLB	126,592	0.90	56,677	1.23	333
Total interest-bearing liabilities	$702,783	0.88%	$688,135	1.13%	$(1,200)

The average balance of our money market accounts decreased $12.0 million, which resulted in a decrease of $15,000 in interest expense, as compared to the same period last year. The average cost for money market accounts increased one basis point for the nine month period ended September 30, 2014 compared to the same period last year, thereby increasing interest expense by $12,000. The cost of our retail certificates of deposit decreased 33 basis points as compared to the first nine months of 2013 due to new and maturing certificates pricing at lower rates, resulting in a $962,000 decrease in interest expense. Interest expense declined an additional $653,000 as a result of a $57.5 million decrease in the average balance of retail certificates of deposit, as a number of certificates of deposit were not renewed at maturity. The addition of $32.5 million of brokered certificates of deposit to our funding sources in the third quarter of 2014 resulted in $89,000 of interest expense for the nine months ended September 30, 2014.

Interest expense related to FHLB advances increased $333,000 for the nine months ended September 30, 2014, as compared to the same period in 2013. The average balance of FHLB advances increased $69.9 million, resulting in a $646,000 increase in interest expense which was partially offset by a $313,000 decrease in the cost of FHLB advances due to a 33 basis point reduction in the average rate paid during the nine months ended September 30, 2014, as compared to the same period last year .

Provision for Loan Losses

During the nine months ended September 30, 2014, management evaluated the adequacy of the ALLL and concluded that a recapture of prior period provisions for loan loss in the amount of $900,000 was appropriate, compared to a provision of $100,000 for the nine months ended September 30, 2013. The following items contributed to this recapture during the nine months ended September 30, 2014:

•
general improvement in loan risk ratings resulted in recapture of $338,000 and improved market values on properties securing certain loans evaluated for impairment resulted in additional recapture of $562,000 previously reserved for future loan losses;

•	delinquent loans, loans 30 days or more past due, decreased to $2.6 million at September 30, 2014, from $4.3 million and $5.5 million from December 31, 2013, and September 30, 2013, respectively;

•	nonaccrual loans decreased to $1.6 million at September 30, 2014, from $4.0 million and $9.4 million from December 31, 2013, and September 30, 2013, respectively; and

•	nonperforming loans as a percent of total loans improved to 0.23% at September 30, 2014, compared to 0.59% and 1.41% at December 31, 2013, and September 30, 2013, respectively.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP:

	At or For the Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
(Recapture of provision) provision for loan losses	$(900)	$100
Charge-offs	(642)	(1,263)
Recoveries	208	892
ALLL	11,660	12,271
ALLL as a percent of total loans, net of LIP	1.67%	1.84%
ALLL as a percent of nonperforming loans, net of LIP	741.73	130.06
Total nonperforming loans, net of LIP	$1,572	$9,435
Nonperforming loans as a percent of total loans, net LIP	0.23%	1.41%
Total loans receivable, net of LIP	$698,584	$667,311
Total loans originated	127,345	119,499

Noninterest Income. Noninterest income decreased $37,000 to $342,000 for the nine months ended September 30, 2014, from $379,000 for the first nine months ended September 30, 2013. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Nine Months Ended September 30, 2014	Change from September 30, 2013	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$62	$(5)	(7.5)%
Loan service fees	103	(34)	(24.8)
Gain on sale of investments	(20)	18	(47.4)
Servicing rights, net	3	18	(120.0)
Other	194	(34)	(14.9)
Total noninterest income	$342	$(37)	(9.8)%

The decrease in noninterest income for the nine months ended September 30, 2014, from the comparable period in 2013 was partially the result of a net decrease in other noninterest income of $34,000 due to a decrease in rental income of $72,000 from a rental property that has since been sold, a decrease of $69,000 in forfeited earnest money that was recognized in 2013, and an increase of $102,000 from the increase cash value of BOLI policies for the first nine months of 2014. Previously, this increase was recognized only in the fourth quarter. Also contributing to the decrease during the nine months ended September 30, 2014 was a decrease in loan service fees due to a $27,000 increase in prepayment penalties partially offset by a $54,000 decline in fees from escrow services provided by a subsidiary in 2013 that are no longer offered. In addition, the first nine months of 2014 included a $20,000 loss on the sale of a security as compared to a net loss of $38,000 on the sales of investments during the same period in 2013.

Noninterest Expense. For the nine months ended September 30, 2014, noninterest expense decreased $2.8 million to $13.7 million from $16.6 million for the same period in 2013.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Nine Months Ended September 30, 2014	Change from September 30, 2013	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$8,693	$(2,454)	(22.0)%
Occupancy and equipment	1,002	(36)	(3.5)
Professional fees	1,208	13	1.1
Data processing	485	(28)	(5.5)
Loss on sales of OREO property, net	92	1,142	(108.8)
OREO market value adjustments	348	(8)	(2.3)
OREO related expenses, net	188	(320)	(63.0)
Regulatory assessments	284	(265)	(48.3)
Insurance and bond premiums	305	(83)	(21.4)
Marketing	77	(12)	(13.5)
Prepayment penalty on FHLB advances	—	(679)	(100.0)
Other general and administrative	1,052	(108)	(9.3)
Total noninterest expense	$13,734	$(2,838)	(17.1)%

The decrease in noninterest expense for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a $2.5 million decrease in salaries and employee benefits due to a decrease in stock compensation expense as the largest group of participants became fully vested in our 2008 equity incentive plan; a decrease in compensation as a result of reduced salaries and benefits due to staffing reductions and other improved efficiencies; and a decrease due to freezing of the defined benefit plan in 2013. In addition, OREO related expenses decreased $320,000 as the number of OREO properties declined from 25 properties at September 30, 2013, to 17 properties as of September 30, 2014. Noninterest expense also benefited from the absence of prepayment penalties on FHLB advances as we incurred $679,000 in penalties from the prepayment of high costing FHLB advances during the first nine months of 2013. These decreases were partially offset by a $1.1 million change in the net gain or loss on sales of OREO property, with a $92,000 net loss on the sale of 10 OREO properties during the nine months ended September 30, 2014, compared to a net gain of $1.1 million on the sale of 38 OREO properties during the first nine months of 2013.

Federal Income Tax Expense. As a result of our consolidated net income, we recorded a $4.2 million federal income tax provision for the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we determined that maintaining the full valuation allowance on our deferred tax asset was no longer appropriate and reversed most of the valuation allowance, resulting in a tax benefit of $13.9 million for this period. Our effective tax rate was 35.22% for the nine months ended September 30, 2014.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At September 30, 2014, retail certificates of deposit scheduled to mature in one year or less totaled $222.6 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions, although recently we have been less aggressive in competing for certificates of deposit and public funds in order to reduce our cost of funds. Historically, we have been able to retain a significant amount of the deposits as they mature. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding)

risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs. At September 30, 2014, the Bank maintained credit facilities with the FHLB totaling $223.1 million with an outstanding balance of $135.5 million. At September 30, 2014, we also had available a total of $50.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

During the third quarter of 2014, management began utilizing the national brokered deposit market to assist in its funds acquisition and interest rate risk management efforts by adding $32.5 million of brokered certificates of deposit as of September 30, 2014. While most retail certificate of deposit offerings provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, acquiring certificates of deposit in the brokered market (wherein the depositor does not have the option of withdrawing the funds before the end of the term except in the case of death or adjudication of incompetence of a depositor) greatly reduces such early redemption risks. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assists the Bank in its interest rate risk management efforts. At September 30, 2014, brokered certificates of deposit had a weighted-average maturity of 4.5 years. These funds cannot be withdrawn early except in the case of the death or adjudication of incompetence of the depositor. These certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of certificates of deposits may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2014, the Company (on an unconsolidated basis) had liquid assets of $2.4 million.

On a monthly basis, we estimate our liquidity sources and needs for the next six months. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset/Liability Management Committee ("ALCO") in forecasting funding needs and investing opportunities. We believe that our current liquidity position and our expected operating results are sufficient to fund all of our existing commitments.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2014 and December 31, 2013, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at September 30, 2014:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$5,772	$5,772	$—	$—	$—
Unused portion of lines of credit	14,653	745	5,023	8,280	605
Undisbursed portion of construction loans	24,343	13,478	10,865	—	—
Total commitments	$44,768	$19,995	$15,888	$8,280	$605

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.
Capital

At September 30, 2014, stockholders' equity totaled $181.8 million, or 19.86% of total assets. Our book value per share of common stock was $11.76 at September 30, 2014 compared to $11.25 at December 31, 2013. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards. As of September 30, 2014, the Bank retained its "well capitalized" status by exceeding all regulatory capital requirements. Regulatory capital ratios for the Bank only were as follows at September 30, 2014: Tier 1 leverage capital 18.98%; Tier 1 risk-based capital 27.93%; and Total risk-based capital 29.18%. The regulatory capital requirements to be considered well capitalized are 5% for Tier 1 leverage capital, 6% for Tier 1 risk-based capital, and 10% for Total risk-based capital.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General. Our Board of Directors has approved an asset/liability management policy to guide management in maximizing net interest income by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk, and profitability. The policy established an ALCO, comprised of certain members of senior management and the Board of Directors. The Committee's purpose is to manage, coordinate, and communicate our asset/liability position consistent with our business plan and Board-approved policy. The ALCO meets quarterly to review various areas including:

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

Brokered Deposits. During the third quarter of 2014, management added the national brokered deposit market as an additional source of funds and to assist efforts in managing interest rate risk. Utilizing brokered deposits might result in increased regulatory scrutiny, as such deposits are not viewed as favorably as core retail deposits and there can be no assurance that the Bank will be allowed to include brokered deposits in its deposit mix in the future. While management will attempt to weigh the benefits of brokered deposits against the costs and risks, there can be no assurance that its conclusions will necessarily be aligned with those of the Bank's regulators.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. A portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 29.2% of our total loans were adjustable-rate loans at September 30, 2014. At that date, $104.9 million, or 49.7% of these loans were at their floor, with a weighted-average interest rate of 4.4%. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Furthermore, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100 basis points. Reductions of rates by 200 and 300 basis points were not reported due to the current low rate environment.

The following table illustrates the change in our net interest income at September 30, 2014 that would occur in the event of an instantaneous change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at September 30, 2014
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$31,104	1.04%
+200	31,109	1.05
+100	31,084	0.97
Base	30,785	—
(100)	29,586	(3.89)

The following table illustrates the change in our net portfolio value (“NPV”) at September 30, 2014 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$153,970	$(39,464)	(20.40)%	18.16%	(4.27)%	$847,828
+200	166,969	(26,465)	(13.68)	19.14	(2.87)	872,417
+100	181,527	(11,907)	(6.16)	20.19	(1.29)	899,077
Base	193,434	—	—	20.94	—	923,635
(100)	197,985	4,551	2.35	21.01	0.49	942,343
_____________

(1) The net portfolio value is the difference between the present value of the discounted cash flows of assets and liabilities and represents the market value of the Company's equity for any given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.
(2) The increase or decrease in net portfolio value at the indicated interest rates compared to the net portfolio value assuming no change in interest rates.
(3) Net portfolio value divided by the market value of assets.
(4) The increase or decrease in the net portfolio value divided by the market value of assets.
(5) The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

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

At September 30, 2014, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be one of our primary risks as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest's common stock repurchases during the third quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
July 1, 2014 - July 31, 2014	—	$—	—	652,574
August 1, 2014 - August 31, 2014	274,081	10.91	274,081	378,493
September 1, 2014 - September 30, 2014	—	—	—	—
	274,081	$10.91	274,081

On April 24, 2014, the Company announced that its Board of Directors authorized the repurchase of up to 1,645,414 shares of the Company's common stock, or 10% of the Company's outstanding shares. As of September 30, 2014, the Company repurchased 1,266,921 shares of the Company's common stock at an average price per share of $10.87. This repurchase authorization expired on September 16, 2014. On October 22, 2014, the Board of Directors authorized a new share repurchase plan of an additional 1,546,600 shares of the Company's common stock, or 10% of shares outstanding.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Form of First Savings Bank Employee Severance Compensation Plan (1)
10.4	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Joseph W. Kiley III (5)
10.5	Form of Financial Institutions Retirement Fund (1)
10.6	Form of 401(k) Retirement Plan (6)
10.7	2008 Equity Incentive Plan (7)
10.8	Forms of incentive and non-qualified stock option award agreements (8)
10.9	Form of restricted stock award agreement (8)
10.10	Memorandum of Understanding with the FDIC and DFI (9)
10.11	Settlement Agreement and Mutual Release with the Stilwell Group (10)
10.12	Amendment No. 1 to the Settlement Agreement and Releases with the Stilwell Group (11)
10.13	Amendment No. 2 to the Settlement Agreement and Releases with the Stilwell Group (12)
10.14	Offer Letter, dated June 27, 2013, between First Savings Bank Northwest and Richard P. Jacobson (13)
10.15	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.0
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated February 16, 2014.

(3)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated May 23, 2014.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 31, 2012.

(6)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, and incorporated herein by reference.

(7)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(8)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.

(9)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated April 2, 2012.

(10)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 20, 2012.

(11)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated January 17, 2013.

(12)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated February 26, 2013.

(13)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated July 9, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: November 7, 2014	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2014	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.