Form 10-K
period 2014-12-31
First Financial Northwest, Inc.
filed 2015-03-11
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES          NO    X

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2014, was $121,820,492 (11,207,037 shares at $10.87 per share). For purposes of this calculation, common stock held only by executive officers, directors and beneficial owners over 5% of the Registrant is considered to be held by affiliates. As of March 9, 2015, the Registrant had outstanding 15,031,981 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders (Part III).

FIRST FINANCIAL NORTHWEST, INC.
2014 ANNUAL REPORT ON FORM 10-K

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
As used throughout this report, the terms "Company", “we”, “our”, or “us” refer to First Financial Northwest, Inc. and its consolidated subsidiaries, including First Savings Bank Northwest and First Financial Diversified Corporation.

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

PART I

Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest” or “the Company”), a Washington corporation, was formed on June 1, 2007, for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or the "Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. At December 31, 2014, we had total assets of $937.0 million, net loans of $663.9 million, deposits of $614.1 million and stockholders’ equity of $181.4 million. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Savings Bank.

First Savings Bank was organized in 1923 as a Washington state-chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state-chartered mutual savings bank in 1992. In 2002, First Savings Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank, and became the wholly-owned subsidiary of First Financial of Renton, Inc. In connection with the conversion, First Savings Bank changed its name to “First Savings Bank Northwest.”

First Financial Northwest is a savings and loan holding company and is subject to regulation by the Federal Reserve Bank of San Francisco ("FRB"). The Company has filed an application with the FRB to convert from a savings and loan holding company to a bank holding company, consistent with First Savings Bank's shift in focus from a traditional savings and loan association towards a full service, community bank. While we anticipate this conversion to be completed in the first calendar quarter of 2015, no assurance can be made regarding the timing. In addition, the completion of the conversion is subject to the receipt of all required regulatory approvals. First Savings Bank is examined and regulated by the Washington State Department of Financial Institutions (“DFI”) and by the Federal Deposit Insurance Corporation (“FDIC”). First Savings Bank is required to have certain reserves set by the Board of Governors of the Federal Reserve System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Seattle, which is one of the 12 regional banks in the Federal Home Loan Bank System (“FHLB System”). On September 25, 2014, the FHLB of Seattle and the FHLB of Des Moines announced a proposed merger. If the merger is completed, we will become a member of the FHLB of Des Moines. For additional information, see “How We are Regulated - Regulation and Supervision of First Savings Bank Northwest-Federal Home Loan Bank System."

First Savings Bank is a community-based savings bank primarily serving King, and to a lesser extent, Pierce, Snohomish, and Kitsap counties, Washington, through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending.

At December 31, 2014, $273.7 million, or 38.9% of our total loan portfolio was comprised of one-to-four family residential loans; multifamily loans were $120.5 million, or 17.1%; commercial real estate loans were $248.3 million, or 35.3%; construction/land development loans were $51.1 million, or 7.2%; and business and consumer loans were $3.8 million and $7.1 million, or 0.5% and 1.0%, respectively. Included in our one-to-four family residential, multifamily, commercial real estate, and construction/land development portfolios at December 31, 2014, were $20.8 million, $17.5 million, $34.3 million and $1.6 million of total loans, respectively, to our five largest borrowing relationships.

The principal executive office of First Savings Bank is located at 201 Wells Avenue South, Renton, Washington, 98057; our telephone number is (425) 255-4400.

Market Area

We consider our primary market area to be the Puget Sound Region that consists primarily of King and, to a lesser extent, Pierce, Snohomish and Kitsap counties. During 2014, the region experienced appreciation in market prices though the increases moderated from the gains seen in 2013, and 2012. While foreclosure and short sale activity declined closer to the historic average level of area sales, the number of homes with negative equity remains high and will impact the residential real estate market for several years. Employment continues to improve with job growth being fairly consistent throughout 2014.

King County has the largest population of any county in the state of Washington, covering approximately 2,100 square miles. It has a population of approximately 2.0 million residents and a median household income of approximately $72,000, according to U.S. Census estimates. King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, PACCAR, Starbucks, Costco and Amazon. According to the Washington State Employment Security Department, the unemployment rate for King County was 4.1% at December 31, 2014, compared to 4.7% at December 31, 2013, and the national average of 5.6% at December 31, 2014. The median sales price of a residential home in King County was $400,000 during 2014, a 7.5% increase compared to 2013, according to the Northwest Multiple Listing Service ("MLS"). Residential sales volumes decreased 1.3% in 2014 as compared to 2013 and inventory levels at December 31, 2014, are projected to be 1.4 months according to the MLS.

Pierce County has the second largest population of any county in the state of Washington, covering approximately 1,800 square miles. It has approximately 820,000 residents and a median household income of approximately $59,000, according to U.S. Census estimates. The Pierce County economy is diversified with the presence of military-related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace-related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 7.2% in December 2014, compared to 7.3% at year-end 2013. The median sales price of a residential home in Pierce County was $225,000 during 2014, a 6.3% increase compared to 2013, according to the MLS. Residential sales volumes increased by 2.8% in 2014 as compared to 2013 and inventory levels at December 31, 2014, are projected to be 3.0 months according to the MLS.

Snohomish County has the third largest population of any county in the state of Washington, covering approximately 2,090 square miles. It has approximately 746,000 residents and a median household income of approximately $68,000, according to U.S. Census estimates. The economy of Snohomish County is diversified with the presence of military-related government employment (Naval Station Everett), aerospace-related employment (Boeing), and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County was 4.5% in December 2014 compared to 5.4% in December 2013. The median sales price of a residential home in Snohomish County was $308,000 during 2014, a 10.0% increase compared to 2013, according to the MLS. Residential sales volumes increased by 0.8% in 2014 as compared to 2013, and inventory levels at December 31, 2014 are projected to be 2.2 months according to the MLS.

Kitsap County has the seventh largest population of any county in the state of Washington, covering approximately 570 square miles. It has approximately 254,000 residents and a median household income of approximately $62,000, according to U.S. Census estimates. The Kitsap County economy is diversified with the presence of military-related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail and education. According to the Washington State Employment Security Department, the unemployment rate for Kitsap County was 6.2% in December 2014 compared to 6.0% in December 2013. The median sales price of a residential home in Kitsap County was $239,000 during 2014, unchanged from 2013, according to the MLS. Residential sales volumes increased by 8.7% in 2014 as compared to 2013 and inventory levels at December 31, 2014 are projected to be 2.8 months according to the MLS.
For a discussion regarding the competition in our primary market area, see “– Competition.”

Lending Activities

General. We focus our lending activities primarily on loans secured by commercial real estate, construction/land development, first mortgages on one-to-four family residences, multifamily, and to lesser extent, business lending. We offer a limited variety of consumer secured loans as an accommodation to our customers, including savings account loans and home equity loans that include lines of credit and second mortgage loans. As of December 31, 2014, our net loan portfolio totaled $663.9 million and represented 70.9% of our total assets.

Our current loan policy generally limits the maximum amount of loans we can make to one borrower to 15% of the Bank’s total risk-based capital. Exceptions may be made to this policy with the prior approval of the Board of Directors if the borrower exhibits financial strength or compensating factors exist that sufficiently offset any exceptions that are measured based on the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history. The regulatory limit of loans we can make to one borrower is 20% of total risk-based capital, or $23.2 million, at December 31, 2014.

During 2014, we continued to decrease loan concentration levels in our five largest lending relationships. At December 31, 2014, loans to our five largest lending relationships totaled $74.2 million compared to $79.6 million at December 31, 2013, a decrease of $5.4 million, or 6.8%. As of December 31, 2014, these loans represent 11.0% of our total loans, net of loans in process ("LIP"). The following table details the breakdown of the types of loans to our top five lending relationships at December 31, 2014.

Borrower (1)	Number of Loans	One-to-Four Family Residential (Rental Properties)	Multifamily	Commercial Real Estate (Rental Properties)	Construction/Land Development	Aggregate Balance of Loans (2) (3)
	(Dollars in thousands)
Real estate investor	3	$—	$—	$18,111	$—	$18,111
Real estate builder	55	13,123	—	—	1,636	14,759
Real estate investor	2	—	—	14,484	—	14,484
Real estate investor	7	—	13,614	—	—	13,614
Real estate investor	30	7,672	3,896	1,660	—	13,228
Total	97	$20,795	$17,510	$34,255	$1,636	$74,196
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	Net of LIP.

(3)	None of these loans are considered impaired.

As a result of payoffs and principal repayments, the composition of the mix of loans to our five largest borrowers has changed from December 31, 2013, to December 31, 2014. Total one-to-four family rental properties decreased $18.2 million to $20.8 million at December 31, 2014, while multifamily real estate loans increased $13.5 million to $17.5 million. The real estate investors listed in the table above have been, and at December 31, 2014, were in compliance with the original terms of their respective loans.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential:
Permanent owner occupied	$161,013	22.9%	$158,797	23.0%	$167,019	24.8%	$187,997	26.0%	$224,808	25.2%
Permanent non-owner occupied	112,180	15.9	121,877	17.7	139,832	20.7	147,415	20.4	168,526	18.9
Construction owner occupied	—	—	—	—	177	0.1	—	—	460	0.1
Construction non-owner occupied	500	0.1	—	—	—	—	—	—	4,896	0.5
	273,693	38.9	280,674	40.7	307,028	45.6	335,412	46.4	398,690	44.7
Multifamily:
Permanent	116,014	16.5	106,152	15.4	105,936	15.7	110,148	15.2	140,762	15.8
Construction	4,450	0.6	12,360	1.8	5,585	0.8	3,526	0.5	4,114	0.5
	120,464	17.1	118,512	17.2	111,521	16.5	113,674	15.7	144,876	16.3
Commercial real estate:
Permanent	239,211	34.0	227,016	32.9	207,436	30.8	218,032	30.2	237,708	26.6
Construction	6,100	0.9	19,905	2.9	12,500	1.8	12,500	1.7	28,362	3.2
Land	2,956	0.4	1,831	0.3	1,942	0.3	1,811	0.2	6,643	0.7
	248,267	35.3	248,752	36.1	221,878	32.9	232,343	32.1	272,713	30.5
Construction/land development: (1)
One-to-four family residential	19,860	2.8	3,977	0.6	608	0.1	6,194	0.9	26,848	3.0
Multifamily	17,902	2.5	12,491	1.8	8,375	1.2	855	0.1	1,283	0.1
Commercial real estate	4,300	0.6	6,726	1.0	—	—	1,104	0.2	1,108	0.1
Land development	8,993	1.3	7,461	1.1	10,435	1.6	16,990	2.3	27,262	3.1
	51,055	7.2	30,655	4.5	19,418	2.9	25,143	3.5	56,501	6.3
Business	3,783	0.5	1,142	0.2	2,968	0.4	3,909	0.6	479	0.1
Consumer	7,130	1.0	9,201	1.3	11,110	1.7	12,499	1.7	19,127	2.1
Total loans	704,392	100.0%	688,936	100.0%	673,923	100.0%	722,980	100.0%	892,386	100.0%
Less:
LIP	27,359		10,209		8,856		1,372		10,975
Deferred loan fees, net	2,604		2,580		2,057		1,761		2,421
Allowance for loan and lease losses ("ALLL")	10,491		12,994		12,542		16,559		22,534
Loans receivable, net	$663,938		$663,153		$650,468		$703,288		$856,456

(footnote on the following page)

_____________
(1)    Excludes construction loans that will convert to permanent loans. The Company considers these loans to be “rollovers” in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At December 31, 2014, the Company had $6.1 million, or 2.5%, of its total commercial real estate portfolio, $4.5 million, or 3.7%, of the total multifamily loan portfolio, and $500,000, or 0.2%, of the total one-to-four family residential loan portfolio in these “rollover” type of loans. At December 31, 2013, the Company had $19.9 million, or 8.0% of our total commercial real estate portfolio, and $12.4 million, or 10.4% of our total multifamily loan portfolio in these "rollover" type of loans. At December 31, 2014 and 2013, $3.0 million and $1.8 million, respectively, of commercial real estate land loans were not included in the construction/land development category because the Company classifies raw land or buildable lots where it does not intend to finance the construction as commercial real estate land loans.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family residential	$189,899	27.0%	$224,820	32.6%	$263,503	39.1%	$297,769	41.2%	$359,675	40.3%
Multifamily	82,639	11.7	82,310	11.9	94,327	14.0	105,420	14.6	140,210	15.7
Commercial real estate	207,064	29.4	198,484	28.8	193,476	28.7	208,418	28.8	235,947	26.4
Construction/land development	4,300	0.6	—	—	3,962	0.6	—	—	556	0.1
Total real estate	483,902	68.7	505,614	73.3	555,268	82.4	611,607	84.6	736,388	82.5
Business	375	0.1	282	0.1	943	0.1	1,355	0.2	124	—
Consumer	689	0.1	855	0.1	1,084	0.2	1,171	0.1	3,743	0.4
Total fixed-rate loans	484,966	68.9	506,751	73.5	557,295	82.7	614,133	84.9	740,255	82.9

ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family residential	83,794	11.9	55,854	8.1	43,525	6.5	37,643	5.2	39,015	4.4
Multifamily	37,825	5.4	36,202	5.3	17,194	2.5	8,254	1.1	4,666	0.5
Commercial real estate	41,203	5.8	50,268	7.3	28,402	4.2	23,925	3.3	36,766	4.1
Construction/land development	46,755	6.6	30,655	4.5	15,456	2.3	25,143	3.5	55,945	6.3
Total real estate	209,577	29.7	172,979	25.2	104,577	15.5	94,965	13.1	136,392	15.3
Business	3,408	0.5	860	0.1	2,025	0.3	2,554	0.4	355	0.1
Consumer	6,441	0.9	8,346	1.2	10,026	1.5	11,328	1.6	15,384	1.7
Total adjustable-rate loans	219,426	31.1	182,185	26.5	116,628	17.3	108,847	15.1	152,131	17.1
Total loans	704,392	100.0%	688,936	100.0%	673,923	100.0%	722,980	100.0%	892,386	100.0%
Less:
LIP	27,359		10,209		8,856		1,372		10,975
Deferred loan fees, net	2,604		2,580		2,057		1,761		2,421
ALLL	10,491		12,994		12,542		16,559		22,534
Loans receivable, net	$663,938		$663,153		$650,468		$703,288		$856,456

One-to-Four Family Residential Real Estate Lending. As of December 31, 2014, $273.7 million, or 38.9% of our total loan portfolio consisted of loans secured by one-to-four family residences.

First Savings Bank is a traditional portfolio lender when it comes to financing residential home loans. In 2014, we originated $35.8 million in one-to-four family residential loans, most of which had adjustable rates and adjustable terms. Approximately 31.8% of our one-to-four family residential loan originations in 2014 were in connection with the refinancing of existing loans. New loan originations comprised the remaining 68.2%. At December 31, 2014, $161.0 million, or 58.8% of our one-to-four family residential portfolio consisted of owner occupied loans with $112.7 million, or 41.2% consisting of non-owner occupied loans. In addition, at December 31, 2014, $189.9 million, or 27.0% of our one-to-four family residential loan portfolio consisted of fixed-rate loans. Substantially all of our one-to-four family residential loans require monthly principal and interest payments.

We also originate a limited number of jumbo loans that we retain in our portfolio. Loans originated with balances greater than $506,000 in King, Pierce and Snohomish counties are considered jumbo loans while loans outside these three counties are considered jumbo loans if originated with a balance greater than $417,000. One-to-four family residential loans classified as jumbo loans totaled $69.9 million and consisted of 83 loans at December 31, 2014. The loans in this portfolio have been priced essentially the same as the standard rates quoted on conventional loans. As of December 31, 2014, all of our jumbo loans were performing in accordance with their loan repayment terms. Charged-off, one-to-four family residential loans totaled $78,000 for the year ended December 31, 2014, none of which were for jumbo loans. For the years ended December 31, 2013 and 2012, charged-off one-to-four family residential loans totaled $456,000 and $2.2 million, of which $57,000 and $553,000 were jumbo loans, respectively.

Our fixed-rate, one-to-four family residential loans are generally originated with 15 to 30 year terms, although such loans typically remain outstanding for substantially shorter periods, particularly in a declining interest rate environment. We also originate hybrid loans with initial fixed terms of five and seven years, that convert to loans whose interest rate adjusts annually thereafter. In addition, substantially all of our one-to-four family residential loans contain due-on-sale clauses providing that we may declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business. The average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

Our lending policy generally limits the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 80% of the lesser of the appraised value or the purchase price. The maximum loan-to-value ratio on one-to-four family loans secured by non-owner occupied properties is generally 75% with exceptions requiring our Chief Credit Officer's ("CCO") approval. Properties securing our one-to-four family residential loans are appraised by independent appraisers approved by us. We require the borrowers to obtain title, hazard and, if necessary, flood insurance. We generally do not require earthquake insurance because of competitive market factors.

Our construction loans to individuals to build their personal or non-owner occupied residences typically are structured to be converted to fixed-rate permanent loans at the end of the construction phase with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post construction value of the project by an independent appraiser. During the construction phase, which typically lasts 12 to 18 months, an approved inspector or our designated loan officer makes periodic inspections of the construction site and loan proceeds are disbursed directly to the contractor or borrower as construction progresses. Typically, disbursements are made in monthly draws during the construction period. Construction loans require interest-only payments during the construction phase and are structured to be converted to fixed-rate permanent loans at the end of the construction phase. At December 31, 2014, there were no owner occupied and $500,000 in non-owner occupied construction loans in the one-to-four family residential loan balance.

Loans secured by rental properties represent a unique credit risk to us and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We request that borrowers and loan guarantors, if any, provide annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple loans for rental properties with us, the loans are typically not cross-collateralized. At December 31, 2014, $830,000 of our one-to-four family residential loans were in nonaccrual status.

Multifamily and Commercial Real Estate Lending. As of December 31, 2014, $120.5 million, or 17.1% of our total loan portfolio was secured by multifamily real estate and $248.3 million, or 35.3% of our loan portfolio was secured by commercial real estate properties. Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings and warehouses. Substantially all of our multifamily and commercial real estate loans are secured by properties located in our primary market area. Commercial real estate and multifamily loans are subject to similar underwriting standards and processes. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

Typically, multifamily and commercial real estate loans have higher balances, are more complex to evaluate and monitor, and involve a greater degree of risk than one-to-four-family residential loans. In an attempt to compensate for and mitigate this risk, these loans are generally priced at a higher rate of interest than one-to-four family residential loans and generally have a maximum loan-to-value ratio of 75% of the lesser of the appraised value or purchase price for multifamily and 70% for commercial real estate. We generally require loan guarantees from financially capable parties based upon the review of personal financial statements. If the borrower is a corporation or partnership, we generally require personal guarantees from the principals based upon a review of their personal financial statements and individual credit reports.

The average loan size in our multifamily and commercial real estate loan portfolios was $744,000 and $1.4 million, respectively, as of December 31, 2014. We currently target individual multifamily and commercial real estate loans between $1.0 million and $5.0 million; however, we can by policy originate loans to one borrower up to 15% of the Bank’s total risk-based capital, not to exceed $15.0 million. New loan originations exceeding these limits must have received prior approval from the Bank's Board of Directors. The largest multifamily loan as of December 31, 2014 was a 96-unit apartment complex with a net outstanding principal balance of $4.5 million located in Kitsap County. As of December 31, 2014, the largest commercial real estate loan had a net outstanding balance of $12.3 million and was secured by a self-storage facility located in King County. At that date, these two loans were performing according to their respective loan repayment terms.

We also make construction loans for commercial development projects. The projects include multifamily, retail, office/warehouse and office buildings. These loans typically have an interest-only payment phase during construction and generally convert to permanent financing when construction is complete. Disbursement of funds is at our sole discretion and is based on the progress of construction. Generally, the maximum loan-to-value ratio applicable to these loans is 75% of the actual cost of construction. At December 31, 2014, $4.5 million, or 3.7% of our multifamily and $6.1 million, or 2.5%, of commercial real estate loan portfolio consisted of these "rollover" construction loans.

The credit risk related to multifamily and commercial real estate loans is considered to be greater than the risk related to one-to-four family residential loans because the repayment of multifamily and commercial real estate loans typically is dependent on the income stream from the real estate securing the loan as collateral and the successful operation of the borrower’s business, that can be significantly affected by adverse conditions in the real estate markets or in the economy. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many of our multifamily and commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. These balloon payments generally require the borrower to either refinance or occasionally sell the underlying property in order to make the balloon payment.

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our one-to-four family residential or consumer loan portfolios. At December 31, 2014, there were no multifamily loans past due 90 days or more or in nonaccrual status, while there were $434,000 of commercial real estate loans in nonaccrual status, of which $11,000 were 90 days or more past due. Commercial real estate loans totaling $311,000 were charged-off during the year ended December 31, 2014 as compared to charge-offs of $98,000 and $6.1 million for the years ended December 31, 2013 and 2012, respectively. There were no multifamily real estate loans charged off in 2014, compared to charge-offs of $346,000 and $153,000 during the years ended December 31, 2013, and 2012, respectively.

Construction/Land Development Loans. We originate construction/land development loans primarily to residential builders for the construction of single-family residences, condominiums, townhouses, and residential developments located in our market area. Our land development loans are generally made to builders intending to develop lots. Construction/land development loans to builders generally require the borrower to have an existing relationship with us and a proven record of successful projects. At December 31, 2014, our total construction/land development loans were $51.1 million, or 7.2% of our total loan portfolio. The

$20.4 million or 66.5% increase in construction/land development loans over the past year reflects our decision to increase construction loan origination activity in 2014 reflecting the improvement in real estate values and in general economic conditions in our market areas, in particular King County. Current plans include continuing efforts to increase our balances of construction loans in 2015, while remaining within our guideline of 100% of risk-based capital. At December 31, 2014, our one-to-four family speculative residential construction loans were $19.9 million, an increase of $15.9 million or 399.4% during the year ended December 31, 2014 and our multifamily speculative real estate construction loans were $17.9 million at December 31, 2014. There were no construction/land development loans classified as nonperforming at December 31, 2014, or 2013. Construction/land development loans totaling $223,000 were charged-off during the year ended December 31, 2014, as compared to $582,000 and $630,000 for the years ended December 31, 2013, and 2012, respectively.

At the dates indicated, the composition of our total construction/land development loan portfolio and the related nonperforming loans in this portfolio were as follows:

	December 31,
	Total Loans		Nonperforming loans
	2014	2013	2014	2013
	(In thousands)
Construction speculative:
One-to-four family residential	$19,860	$3,977	$—	$—
Multifamily	17,902	12,491	—	223
Commercial real estate	4,300	6,726	—	—
Land development	8,993	7,461	—	—
Total construction/land development (1)	$51,055	$30,655	$—	$223
_____________
(1) LIP for construction/land development loans at December 31, 2014, and 2013, were $26.7 million and $7.5 million, respectively. There were no LIP for nonperforming construction/land development loans at December 31, 2014, and 2013.

Construction speculative one-to-four family residential loans increased $15.9 million from December 31, 2013, to $19.9 million at December 31, 2014. Multifamily construction speculative loans increased $5.4 million or 43.3%, from $12.5 million to $17.9 million, during the same period.

The following table includes construction/land development loans by county at December 31, 2014:

County	Loan Balance (1)	Percent of Loan Balance
	(Dollars in thousands)
King	$20,015	82.3%
Whatcom	3,428	14.1
All other	873	3.6
Total	$24,316	100.0%
 _____________
(1) Net of LIP.

Loans to finance the construction of single-family homes and subdivisions and land development loans are generally offered to builders in our primary market areas. Many of these loans are termed "speculative" because the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. The buyer may be identified either during or after the construction period, with the risk that the builder may have to fund the debt service on the speculative loan along with real estate taxes and other carrying costs for the project for a significant period of time after completion of the project until a buyer is identified. The maximum loan-to-value ratio applicable to these loans is generally 80% of the actual cost of construction and loan-to-completed value of no more than 75%, with approval required from the CCO for loan-to-value ratios over 75%. In addition, a minimum of 25% verified equity is generally also required. Verified equity generally refers to cash equity invested in the project. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate title insurance and other appropriate insurance coverage, and, if applicable, an environmental data report(s) that the land is free of hazardous or toxic waste. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and generally do not exceed one year, land development loans generally are for 12 to 18 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly. We have interest reserves on $45.8 million of our total speculative construction loans, with LIP totaling $26.7 million. When these loans exhaust their original reserves set up at origination, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate, based on the updated analysis. Construction loan proceeds are disbursed periodically as construction progresses and as inspections by our approved inspectors warrant. Total outstanding net loan amounts for land development loans range from $702,000 to $3.4 million with an average individual total loan commitment at December 31, 2014, of $2.2 million. At December 31, 2014, our three largest construction/land development loans had outstanding principal balances, net of LIP, of $3.4 million, $2.1 million, and $2.1 million, of which none are impaired.

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

Business Lending. Business loans totaled $3.8 million, or 0.5% of the loan portfolio at December 31, 2014. Business loans are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate. The interest rates for the adjustable-rate loans are indexed to the prime rate published in The Wall Street Journal plus a margin. Our business lending policy includes credit file documentation and requires analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our business loans. The largest business loan had an outstanding balance of $3.4 million at December 31, 2014 and was performing according to its repayment terms. At December 31, 2014, we did not have any business loans delinquent in excess of 90 days or in nonaccrual status.

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

Consumer Lending. We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans and savings account loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than one-to-four family residential loans. Consumer loans are offered with both fixed and adjustable interest rates and with varying terms. At December 31, 2014, consumer loans were $7.1 million, or 1.0% of the total loan portfolio.

At December 31, 2014, the largest component of the consumer loan portfolio consisted of home equity loans, primarily home equity lines of credit, that totaled $5.0 million, or 70.7% of the total consumer loan portfolio. The home equity lines of credit include $2.9 million of equity lines of credit in first lien position and $2.1 million of second mortgages on residential properties. At December 31, 2014, unfunded commitments on our home equity lines of credit totaled $4.6 million. Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses. At origination, the loan-to-value ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan. Second mortgage loans are originated on a fixed-rate or adjustable-rate basis. The interest rate for the adjustable-rate second mortgages is indexed to the prime rate published in The Wall Street Journal and may include a margin. Second mortgages generally have a ten year term with a balloon payment due at maturity.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property that we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts caused by the increase in interest rates as loan rates reset. If current economic conditions deteriorate for our borrowers and their home prices continue to fall, we may also experience higher credit losses from this loan portfolio. Since our home equity loans primarily consist of second mortgage loans, it is unlikely that we will be successful in recovering all, if any, portion of our loan principal amount outstanding in the event of a default. At December 31, 2014, consumer loans totaling $75,000 were delinquent in excess of 60 days and in nonaccrual status. Consumer loans totaling $30,000 were charged-off during the year ended December 31, 2014. Consumer loans charged-off during the years ended December 31, 2013 and 2012 totaled $101,000 and $491,000, respectively.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2014 regarding the amount of loans repricing or maturing in our portfolio based on their contractual terms to maturity, but does not include prepayments. Loan balances do not include undisbursed loan funds, deferred loan fees and costs, or the ALLL.

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years Through Ten Years	Beyond Ten Years	Total
	(In thousands)
Real Estate:
One-to-four family residential	$39,854	$27,742	$44,757	$48,286	$113,054	$273,693
Multifamily	8,954	26,139	42,633	36,719	6,019	120,464
Commercial	28,719	43,542	72,968	91,830	11,208	248,267
Construction/land development	51,055	—	—	—	—	51,055
Total real estate	128,582	97,423	160,358	176,835	130,281	693,479
Business	3,408	66	309	—	—	3,783
Consumer	6,489	241	317	46	37	7,130
Total	$138,479	$97,730	$160,984	$176,881	$130,318	$704,392

The following table sets forth the amount of all loans due after December 31, 2015, with fixed or adjustable interest rates. Loan balances do not include undisbursed loan funds, deferred loan fees and costs, or the ALLL.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real Estate:
One-to-four family residential	$177,983	$55,856	$233,839
Multifamily	79,287	32,223	111,510
Commercial	187,031	32,517	219,548
Total real estate	444,301	120,596	564,897
Business	375	—	375
Consumer	641	—	641
Total	$445,317	$120,596	$565,913

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

Lending Authority. The Bank’s Board of Directors has the authority to approve each loan request with an aggregate relationship greater than 15% of the Bank’s risk-based capital or $15.0 million.

The Directors’ Loan Committee consists of at least three members of the Board of Directors. The Directors’ Loan Committee has the authority to approve:

•	Aggregate borrower relationships up to and including 15% of the Bank’s risk-based capital; and

•	Each loan request in excess of the loan approval authorities assigned to the Chief Lending Officer ("CLO"), Senior Credit Approval Officer ("SCAO"), and CCO.

Officer Lending Authority. Individual signing authority has been delegated to three lending or executive officers. Our CLO has authority from the Board of Directors to approve loan requests for both individual loans and loans in the aggregate up to $1.0 million. Our SCAO has authority from the Board of Directors to approve loans and loans in the aggregate up to $2.0 million. The Board of Directors has given our CCO authority to approve individual loans up to and including $5.0 million and aggregate relationships up to and including $15.0 million.

Loan Originations, Servicing, Purchases, Sales and Repayments. For the years ended December 31, 2014, and 2013, our total loan originations were $154.5 million and $157.0 million, respectively. Total loan originations decreased as a result of increased competition in our market area during the year ended December 31, 2014.

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

We may sell loans from time to time on a non-recourse basis consistent with our troubled loan and asset and liability management objectives. Fixed-rate residential mortgage loans with terms of 30 years or less and adjustable-rate mortgage loans are generally held in our portfolio. During the year ended December 31, 2014, we did not sell any loans, whereas during the year ended December 31, 2013, loan sales were $3.5 million.

The following table shows total loans originated, purchased, repaid and other changes during the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Loan Originations:
Real estate:
One-to-four family residential	$35,834	$50,884	$24,633
Multifamily	25,417	24,521	27,331
Commercial	39,864	61,288	48,706
Construction/land development	47,157	15,400	12,697
Total real estate	148,272	152,093	113,367
Business	3,556	1,053	756
Consumer	2,669	3,866	4,660
Total loans originated	154,497	157,012	118,783
Loans purchased	12,981	2,241	136
Loans sold	—	(3,524)	(1,051)
Principal repayments	(149,557)	(132,635)	(145,210)
Charge-offs	(642)	(1,596)	(9,591)
Loans transferred to other real estate owned ("OREO")	(1,823)	(6,485)	(12,124)
Change in other items, net	(14,671)	(2,328)	(3,763)
Net increase (decrease) in loans	$785	$12,685	$(52,820)

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate-related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees charged to the borrower on one-to-four family residential loans and multifamily and commercial real estate loans can range between 0% to 2%. United States generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale. We had $2.6 million of net deferred loan fees at both December 31, 2014, and 2013.

One-to-four family residential and consumer loans are generally originated without a prepayment penalty. The majority of our multifamily and commercial real estate loans, however, have prepayment penalties associated with the loans. Most of the recent multifamily and commercial real estate loan originations with interest rates fixed for the first five years will adjust thereafter and have a prepayment penalty of 3% of the principal balance in year one, 2% in year two, 1% in year three and no penalties after year three. Longer initial fixed rate terms generally have correspondingly longer prepayment penalty periods.

Asset Quality

As of December 31, 2014, we had an aggregate of $4.4 million, or 0.7% of total loans, net of LIP, past due 30 days or more. These loans consisted of eleven one-to-four family residential loans (ten owner-occupied and one non-owner occupied), one multifamily real estate loan, two commercial real estate loans, and one consumer loan. We generally assess late fees or penalty charges on delinquent loans of up to 5.0% of the monthly payment. The borrower is given up to a 15 day grace period from the due date to make the loan payment.

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
If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to foreclose on the collateral securing the loan according to the terms of the security instrument and applicable law. The following table shows our delinquent loans by the type of loan, net of LIP, and the number of days delinquent at December 31, 2014:

	Loans Delinquent						Total
	30-59 Days		60-89 Days		90 Days and Greater		Delinquent Loans
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Real estate:
One-to-four family residential:
Owner occupied	4	$666	2	$575	4	$666	10	$1,907
Non-owner occupied	—	—	—	—	1	164	1	164
Multifamily	1	1,965	—	—	—	—	1	1,965
Commercial	—	—	1	325	1	11	2	336
Total real estate	5	2,631	3	900	6	841	14	4,372
Consumer	—	—	1	75	—	—	1	75
Total	5	$2,631	4	$975	6	$841	15	$4,447

Nonperforming Assets. The following table sets forth information with respect to our nonperforming assets and troubled debt restructured loans ("TDRs") for the periods indicated. All loan balances and ratios are calculated using loan balances that are net of LIP.

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$830	$2,297	$6,248	$9,808	$22,688
Multifamily	—	233	4,711	949	—
Commercial	434	1,198	6,274	3,736	7,306
Construction/land development	—	223	4,767	9,199	32,885
Consumer	75	44	759	—	57
Total nonperforming loans	1,339	3,995	22,759	23,692	62,936
OREO	9,283	11,465	17,347	26,044	30,102
Total nonperforming assets	$10,622	$15,460	$40,106	$49,736	$93,038

TDRs:
Nonaccrual (1)	$—	$968	$4,528	$5,079	$16,299
Performing	54,241	60,170	65,848	66,225	58,375
Total TDRs	$54,241	$61,138	$70,376	$71,304	$74,674
Nonperforming loans as a percent of total loans	0.20%	0.59%	3.42%	3.28%	7.14%
Nonperforming loans as a percent of total assets	0.14	0.43	2.41	2.24	5.27
Nonperforming assets as a percent of total assets	1.13	1.68	4.25	4.69	7.79
Total loans, net LIP	$677,033	$678,727	$665,067	$721,608	$881,411
Foregone interest on nonaccrual loans	126	650	1,399	2,178	6,069
_______
(1) These loans are also included in the appropriate loan category above under the caption: “Loans accounted for on a nonaccrual basis.”

When a loan becomes 90 days past due, we generally place the loan on nonaccrual status unless the credit is well secured and in the process of collection. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem such as an impending foreclosure or bankruptcy or if the borrower is unable to meet their scheduled payment obligations.

Our three largest nonperforming loans at December 31, 2014 were as follows:

•
A commercial real estate loan with an outstanding balance of $329,000 secured by a six unit rental vacation lodge located in Pierce County. The purpose of the loan was to purchase the real estate for an owner occupied business.

•	A one-to-four family residential loan with an outstanding balance of $236,000 secured by a condominium in King County. The purpose of the loan was to refinance a primary residence.

•
A one-to-four family residential loan with an outstanding balance of $188,000 secured by a two-story single family residence in King County. The purpose of the construction-permanent loan was a new primary residence.

We have reduced our nonperforming loans at December 31, 2014, by $2.7 million, or 66.5% as compared to December 31, 2013. This reduction was accomplished by transferring nonperforming loans to OREO, accepting short sales, and charging off uncollectible portions of loans. Because of our structure, we believe we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly compared to larger institutions where decisions could take six to twelve months. This distinction has worked to our benefit in reducing our nonperforming loans and disposing of OREO.

The following tables summarize our total nonperforming loans, net of LIP and OREO, at December 31, 2014, by county and by type of loan or property:

	County				Total Nonperforming Loans	Number of Loans	Percent of Total Nonperforming Loans
	King	Pierce	Kitsap	All Other
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$774	$56	$—	$—	$830	5	62.0%
Commercial real estate	105	329	—	—	434	3	32.4
Consumer	75	—	—	—	75	1	5.6
Total nonperforming loans	$954	$385	$—	$—	$1,339	9	100.0%

	County				Total OREO	Number of Properties	Percent of Total OREO
	King	Pierce	Kitsap	All Other
	(Dollars in thousands)
OREO:
One-to-four family residential	$154	$146	$—	$—	$300	2	3.2%
Commercial real estate (1)	—	6,842	773	877	8,492	11	91.5
Construction/land development	—	200	—	291	491	2	5.3
Total OREO	$154	$7,188	$773	$1,168	$9,283	15	100.0%

Total nonperforming assets	$1,108	$7,573	$773	$1,168	$10,622
_______
(1) Of the 11 properties classified as commercial real estate, eight are office/retail buildings and three are undeveloped lots.

Construction/land development, commercial real estate, and multifamily loans have larger individual loan amounts that have a greater single impact on our total portfolio quality in the event of delinquency or default. We continue to monitor our loan portfolio and believe additions to nonperforming loans, charge-offs, provisions for loan losses, and/or OREO are possible in the future, particularly if the housing market and other economic conditions do not continue to improve.

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When the property is acquired, it is recorded at the lower of its cost or the fair market value of the property, less selling costs. We had $9.3 million and $11.5 million of OREO at December 31, 2014 and 2013, respectively. At December 31, 2014, OREO consisted of $300,000 in one-to-four family residential properties, $491,000 in construction/land development properties and $8.5 million in commercial real estate properties. We have a special assets department whose primary focus is the prompt and effective management of our troubled, nonperforming assets, and expediting their disposition to minimize any potential losses. During 2014, we foreclosed or accepted deeds-in-lieu of foreclosure on six properties totaling $1.8 million as compared to 15 properties totaling $6.5 million during 2013. We anticipate continued foreclosure, deed-in-lieu of foreclosure, and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

Troubled Debt Restructured Loans. We account for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. These loans are all considered to be impaired loans. At December 31, 2014, we had $54.2 million in TDRs as compared to $61.1 million at December 31, 2013.

Prior to 2012, we utilized a strategy for a limited number of our lending relationships of establishing an “A” and “B” note structure. We created an “A” note representing a reduced principal balance expected to be fully collected and at a debt service level and loan-to-value ratio acceptable to us. The “A” note was classified as a performing TDR as long as the borrower continued to perform in accordance with the note terms. The “B” note represented the amount of the principal reduction portion of the original note and was immediately charged-off. The “B” note is held by the Bank and when the “A” note is paid off, the Bank may proceed with collection efforts on the “B” note. At December 31, 2014, 100.0% of our TDRs were classified as performing compared to 98.4% at December 31, 2013. Of the $54.2 million of performing TDRs at December 31, 2014, $26.1 million were related to an “A” note as a result of an “A” and “B” note workout strategy.

The largest TDR relationship at December 31, 2014 totaled $12.4 million and was comprised of $11.6 million in one-to-four family residential loans secured by rental properties and a $783,000 owner occupied commercial property, all located in King County. At December 31, 2014, there were no LIP in connection with these restructured and impaired loans. For additional information regarding our TDRs, see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

The following table summarizes our total TDRs:

	December 31,
	2014	2013
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$—	$924
Consumer	—	44
Total nonperforming TDRs	—	968
Performing TDRs:
One-to-four family residential	42,908	45,851
Multifamily	2,172	2,208
Commercial real estate	9,118	12,111
Consumer	43	—
Total performing TDRs	54,241	60,170
Total TDRs	$54,241	$61,138

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge-off those assets in the period in which they are deemed uncollectible. Our determinations as to the classification of our assets and the amount of our valuation allowances are subject to review by the FDIC and the DFI that can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention. At December 31, 2014, special mention loans totaled $16.1 million.

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. The decrease in our classified loans during the year ended December 31, 2014 was a result of loan charge-offs, transfers to OREO, and short sales, as well as our efforts to work with our borrowers to bring their loans current when possible or restructure the loan when appropriate. During 2014, we continued our aggressive approach to reduce nonperforming assets and improve asset quality.

The aggregate amounts of our classified loans, net of LIP, consisting solely of substandard loans, at the dates indicated were as follows:

	December 31,
	2014	2013
	(In thousands)
One-to-four family residential	$6,314	$9,338
Multifamily	1,964	1,453
Commercial real estate	1,598	3,119
Construction/land development	—	223
Consumer	297	266
Total classified loans	$10,173	$14,399

With the exception of these classified loans, of which $1.3 million were accounted for as nonaccrual loans at December 31, 2014, management is not aware of any loans as of December 31, 2014, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan categories.

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, the borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading systems, the value of underlying collateral, and the level of problem loans in assessing the ALLL. The specific allowance component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information, less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. In addition, specific reserves may be created upon a loan's restructuring, based on a discounted cash flow analysis comparing the present value of the anticipated repayments under the restructured terms to the outstanding principal balance of the loan.

Our Board of Directors' Internal Asset Review Committee reviews and recommends approval of the allowance for loan losses on a quarterly basis and any related provision or recapture of provision for loan losses, and the full Board of Directors approves the provision or recapture after considering the Committee's recommendation. The allowance is increased by the provision for loan losses which is charged against current period earnings and decreased by the amount of actual loan charge-offs, net of recoveries.

As a result of payoffs of larger loans and improvement in loan grades on several large loans, we recorded a $2.1 million recapture of provision from our ALLL for the year ended December 31, 2014, as compared to a recapture of $100,000 for the year ended December 31, 2013. The provision for loan losses was $3.1 million for the year ended December 31, 2012. The improvement in the quality of loans was attributable to reductions in the levels of nonperforming and classified assets, charge-offs, and our directed focus during 2014 to work with our borrowers when possible to bring their loan payments current. When this option was not feasible, we promptly initiated foreclosure or deed-in-lieu of foreclosure proceedings. We also utilized short sales as an option to liquidate properties prior to foreclosure. The focus that we placed on reducing our nonperforming assets during 2014 resulted in a reduction of $4.8 million in nonperforming assets. The ALLL was $10.5 million, or 1.6% of total loans at December 31, 2014 as compared to $13.0 million, or 1.9% of total loans outstanding at December 31, 2013. The level of the ALLL is based on estimates and the ultimate losses may vary from the estimates. Management reviews the adequacy of the ALLL on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls, and the borrower's and guarantor's, if any, financial strength. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed. Loans are evaluated for impairment on a loan-by-loan basis. As of December 31, 2014 and 2013, impaired loans, net of LIP, were $55.7 million and $64.2 million, respectively.

The following table summarizes the distribution of the ALLL by loan category, at the dates indicated.

	December 31,
	2014			2013			2012			2011			2010
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four family
residential	$273,693	$3,694	38.9%	$280,674	$5,141	40.7%	$307,028	$5,562	45.6%	$335,412	$5,756	46.4%	$398,690	$8,302	44.7%
Multifamily	120,464	1,646	17.1	118,512	1,377	17.2	111,521	1,139	16.5	113,674	950	15.7	144,876	1,893	16.3
Commercial	248,267	4,597	35.3	248,752	5,881	36.1	221,878	5,207	32.9	232,343	6,846	32.1	272,713	6,742	30.5
Construction/land
development	51,055	355	7.2	30,655	399	4.5	19,418	437	2.9	25,143	2,503	3.5	56,501	5,151	6.3
Total real estate	693,479	10,292	98.5	678,593	12,798	98.5	659,845	12,345	97.9	706,572	16,055	97.7	872,780	22,088	97.8
Business	3,783	47	0.5	1,142	14	0.2	2,968	30	0.4	3,909	154	0.6	479	7	0.1
Consumer	7,130	152	1.0	9,201	182	1.3	11,110	167	1.7	12,499	350	1.7	19,127	439	2.1
Total	$704,392	$10,491	100.0%	$688,936	$12,994	100.0%	$673,923	$12,542	100.0%	$722,980	$16,559	100.0%	$892,386	$22,534	100.0%

We believe that the ALLL as of December 31, 2014 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ALLL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ALLL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ALLL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our ALLL at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
ALLL at beginning of period	$12,994	$12,542	$16,559	$22,534	$33,039
(Recapture of provision) provision for loan losses	(2,100)	(100)	3,050	4,700	53,100
Charge-offs:
One-to-four family residential	(78)	(456)	(2,229)	(2,330)	(24,594)
Multifamily	—	(346)	(153)	(125)	—
Commercial real estate	(311)	(98)	(6,088)	(4,249)	(8,012)
Construction/land development	(223)	(582)	(630)	(4,058)	(32,080)
Business	—	(13)	—	—	—
Consumer	(30)	(101)	(491)	(263)	(790)
Total charge-offs	(642)	(1,596)	(9,591)	(11,025)	(65,476)
Total recoveries	239	2,148	2,524	350	1,871
Net (charge-offs) recoveries	(403)	552	(7,067)	(10,675)	(63,605)
ALLL at end of period	$10,491	$12,994	$12,542	$16,559	$22,534

ALLL as a percent of total loans, net of LIP	1.55%	1.91%	1.89%	2.29%	2.56%
Net charge-offs (recoveries) to average loans receivable, net of LIP	0.06	(0.08)	1.07	1.39	6.55
ALLL as a percent of nonperforming loans, net of LIP	783.50%	325.26%	55.11%	69.89%	35.80%

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

The Investment, Asset/Liability Committee ("ALCO"), consisting of the Chief Executive Officer, Chief Financial Officer, and Controller of First Savings Bank, other members of management and the Board of Directors, has the authority and responsibility to administer our investment policy, monitor portfolio strategies, and recommend appropriate changes to policy and strategies to the Board of Directors. On a monthly basis, management reports to the Board a summary of investment holdings with respective market values and all purchases and sales of investment securities. The Chief Financial Officer has the primary responsibility for the management of the investment portfolio and considers various factors when making decisions, including the marketability, maturity, liquidity, and tax consequences of proposed investments. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

At December 31, 2014, our investment portfolio consisted principally of mortgage-backed securities, U.S. government agency obligations, and corporate bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, deposits, and other activities. At December 31, 2014, we did not hold securities of any single issuer (other than government-sponsored entities) that exceeded 10% of our shareholders' equity.

Mortgage-Backed Securities. The mortgage-backed securities in our portfolio were comprised of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities. These issuers guarantee the timely payment of principal and interest in the event of default. The mortgage-backed securities had a weighted-average yield of 2.42% at December 31, 2014.

U.S. Government Agency Obligations. The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac, and FHLB agency securities. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2014, the portfolio of government agency securities had a weighted-average yield of 1.81%.

Ginnie Mae is part of a U.S. government agency and its guarantees are backed by the full faith and credit of the United States. Fannie Mae, Freddie Mac, and the Federal Home Loan Banks are U.S. government-sponsored entities. Although their guarantees are not backed by the full faith and credit of the United States, they may borrow from the U.S. Treasury, which has taken other steps to ensure these U.S. Government-sponsored entities can fulfill their financial obligations.
Corporate Bonds. The corporate bond portfolio was comprised of variable rate securities issued by various financial institutions. At December 31, 2014, the corporate bond portfolio had a weighted-average yield of 2.89%.
Municipal Bonds. The municipal bond portfolio at December 31, 2014 was comprised of two taxable revenue bonds (i.e., backed by revenues from the specific project being financed) issued by the Washington State Housing Finance Commission. The weighted-average yield on the municipal bond portfolio was 5.66% at December 31, 2014.
Federal Home Loan Bank Stock. As a member of the FHLB, we are required to own capital stock in the FHLB. The amount of stock we hold is based on guidelines specified by the FHLB. The redemption of any excess stock we hold is at the discretion of the FHLB. The carrying value of the stock totaled $6.7 million at December 31, 2014. During the years ended December 31, 2014 and 2013, we received dividends of $7,000 and $3,600, respectively, from the FHLB. The FHLB repurchased shares on a pro-rata basis from its shareholders, including 2,729 shares and 2,633 shares from the Bank, at par value during 2014 and 2013, respectively.
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

We have determined there is not an other-than-temporary impairment ("OTTI") on our FHLB stock investment as of December 31, 2014.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Fannie Mae	$40,083	$40,916	$46,234	$46,232	$35,039	$36,168
Freddie Mac	21,442	21,946	25,707	25,856	15,368	15,763
Ginnie Mae	26,049	26,013	34,403	33,873	31,193	31,146
Tax-exempt municipal bonds	—	—	1,401	1,202	1,405	1,239
Taxable municipal bonds	642	644	642	648	643	650
U.S. government agencies	16,863	16,816	23,222	22,704	67,077	67,296
Corporate bonds	14,061	14,039	14,079	13,849	—	—
Total available-for-sale	$119,140	$120,374	$145,688	$144,364	$150,725	$152,262

At December 31, 2014, 2013, and 2012 there were no investments held to maturity.

During the year ended December 31, 2014, gross proceeds from the call and sale of investments was $6.4 million, with net realized losses of $20,000.

Management reviews investment securities on an ongoing basis for the presence of OTTI or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate, depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss). There were no losses related to OTTI at December 31, 2014 and 2013. For additional information regarding our investments, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8.

The table below sets forth information regarding the carrying value and weighted-average yield by contractual maturity of our investment portfolio at December 31, 2014. Mortgage-backed securities and the FHLB stock investments have no stated maturity date and are included in the totals column only.

	December 31, 2014
	Within One Year		After One Year Through Five Years		After Five Through Ten Years		Thereafter		Totals
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$88,875	1.91%
Municipal bonds	—	—	—	—	644	5.87	—	—	644	5.87
U.S. Government agencies	—	—	4,484	1.41	9,414	1.48	2,918	1.83	16,816	1.52
Corporate bonds	—	—	9,049	1.16	4,990	1.25	—	—	14,039	1.20
Total available-for-sale	$—	—	$13,533	1.25	$15,048	1.59	$2,918	1.83	$120,374	1.79

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

Our deposit composition reflects a mixture of various deposit products. We rely on marketing activities, customer service, and the availability of a broad range of products and services to attract and retain customer deposits.

Deposits. We offer a competitive range of deposit products within our market area, including noninterest bearing accounts, NOW accounts, money market deposit accounts, statement savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, current maturity structures, deposit mix, our customer preferences, and the profitability of acquiring customer deposits compared to alternative sources. As part of our strategy to shift our deposit mix to lower cost funds, we continued to better align our pricing with competitors in our local market to meet our goals. Beginning in the third quarter of 2014, management implemented a strategy of generating funds through national brokered certificates of deposit to supplement local deposits. This new source of funds added $54.4 million of certificates of deposit as of December 31, 2014, with maturities ranging from four to six years. These funds cannot be withdrawn early except in the case of the death or adjudication of incompetence of the depositor. However, the Bank has a quarterly call option six months after issuance that allows the Bank to close the certificate of deposit and return the deposit to the customer if the Bank determines it is in its best interest to do so. The longer term nature of these brokered deposits, along with the enhanced features of these deposits as compared to retail certificates of deposit, assist us in our interest rate risk management efforts.

At December 31, 2014, our deposits totaled $614.1 million. We had $249.9 million of jumbo (greater than $100,000) certificates of deposit, of which $15.9 million were public funds, that represent 40.7% and 2.6%, respectively, of total deposits. Under Washington State law, in order to participate in the public funds program, we are required to pledge 100% of the public deposits held in the form of eligible securities. At December 31, 2014, we had $54.4 million of brokered deposits, or 8.9% of total deposits.

Deposit Activities. The following table sets forth our total deposit activity for the periods indicated.

	At or For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$612,065	$665,797	$788,665
Net decrease before interest credited	(2,607)	(60,254)	(132,632)
Interest credited	4,669	6,522	9,764
Net increase (decrease) in deposits	2,062	(53,732)	(122,868)
Ending balance	$614,127	$612,065	$665,797

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2014.

Weighted-Average Interest Rate	Term	Category	Amount	Minimum Balance	Percentage of Total Deposits
(Dollars in thousands)
—%	N/A	Noninterest bearing demand deposits	$14,354	$—	2.3%
0.11	N/A	NOW	20,752	250	3.4
0.13	N/A	Statement savings	23,901	25	3.9
0.22	N/A	Money market	142,532	1,000	23.2

		Certificates of deposit, retail
0.10	3 month		1,495	1,000	0.2
0.20	6 month		2,269	1,000	0.4
0.35	9 month		1,224	1,000	0.2
0.30	Variable 12 month		20	1,000	—
0.38	12 month		24,763	1,000	4.0
0.75	13 month		13,147	1,000	2.3
0.83	15 month		50,854	1,000	8.3
0.60	18 month		17,341	1,000	2.8
0.92	23 month		12,070	1,000	2.0
0.89	24 month		20,788	1,000	3.4
1.01	30 month		61,267	1,000	10.0
1.16	36 month		43,224	1,000	7.0
1.37	48 month		90,970	1,000	14.8
1.74	60 month		18,604	1,000	3.0
5.15	72 month		123	1,000	—
		Total certificates of deposit, retail	358,159		58.4

		Certificates of deposit, brokered
1.76	48 month		18,011	1,000	2.9
1.94	54 month		3,758	1,000	0.6
2.04	60 month		25,924	1,000	4.2
1.73	72 month		6,736	1,000	1.1
		Total certificates of deposit, brokered	54,429		8.8

		Total deposits	$614,127		100.0%
Certificates of Deposit. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2014.

	Within One Year	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.00%	$134,113	$47,509	$17,591	$11,084	$—	$210,297
1.01 - 2.00%	49,936	20,665	39,609	37,831	32,757	180,798
2.01 - 3.00%	67	—	—	—	21,303	21,370
5.01 - 6.00%	—	—	123	—	—	123
Total	$184,116	$68,174	$57,323	$48,915	$54,060	$412,588

The following table sets forth the amount of our jumbo certificates of deposit by remaining maturity as of December 31, 2014. Jumbo certificates of deposit are certificates in amounts greater than $100,000.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$43,258
Over three months through six months	34,855
Over six months through twelve months	45,340
Over twelve months	126,458
Total	$249,911

Deposit Flow. The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	December 31,
	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest bearing	$14,354	2.3%	$10,619	1.7%	$6,154	0.9%
NOW	20,752	3.4	25,471	4.2	15,944	2.4
Statement savings	23,901	3.9	20,396	3.3	18,273	2.8
Money market	142,532	23.2	145,172	23.7	161,719	24.3
Certificates of deposit, retail:
0.00 - 1.00%	210,297	34.3	222,508	36.4	185,010	27.8
1.01 - 2.00%	147,672	24.1	114,542	18.7	125,010	18.8
2.01 - 3.00%	67	—	71,504	11.7	118,020	17.7
3.01 - 4.00%	123	—	1,737	0.3	35,108	5.3
4.01 - 5.00%	—	—	—	—	449	—
5.01 - 6.00%	—	—	116	—	110	—
Total certificates of deposit, retail	358,159	58.4	410,407	67.1	463,707	69.6
Certificates of deposit, brokered
1.01 - 2.00%	33,126	5.3	—	—	—	—
2.01 - 3.00%	21,303	3.5	—	—	—	—
Total certificates of deposit, brokered	54,429	8.8	—	—	—	—
Total	$614,127	100.0%	$612,065	100.0%	$665,797	100.0%

Core funding is generally considered lower cost and a more stable funding source. As of December 31, 2014, our core deposits (money market, savings, NOW, noninterest demand deposits, and certificates of deposit less than or equal to $250,000) was $480.4 million, or 78.2% of our deposit portfolio.

Borrowings. Customer deposits are the primary source of funds for our lending and investment activities. We use advances from the FHLB to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements and to provide longer term funding to better match the duration of selected loan and investment maturities. In addition, at December 31, 2014 we had available a total of $50.0 million lines of credit between two other financial institution as supplemental funding sources.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans and other assets provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral. At December 31, 2014, our FHLB credit facility was $227.3 million and outstanding advances from the FHLB totaled $135.5 million.

The following table sets forth information regarding FHLB advances at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	At or for the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end	$135,500	$119,000	$83,066
Average borrowings outstanding	128,839	67,796	83,067
Weighted-average rate paid	0.91%	1.08%	2.47%
Balance outstanding at end of the year	$135,500	$119,000	$83,066
Weighted-average rate paid at end of the year	0.95%	0.86%	2.47%

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, First Savings Bank and First Financial Diversified Corporation. First Financial Diversified Corporation currently holds a loan portfolio of one-to-four family residential, commercial real estate, business, and consumer loans. At December 31, 2014, First Financial Diversified's net loans receivable of $4.5 million represented less than one percent of the Company's loan portfolio.

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

Based on the most current FDIC Deposit Market Share Report dated June 30, 2014, we ranked 15th in terms of deposits with a deposit market share of 0.92%, among the 46 FDIC-insured depository institutions located in King County. The top five banks in the market (comprised of Bank of America, Wells Fargo Bank, U.S. Bank, J.P. Morgan Chase, and Key Bank) controlled 75.0% of the King County deposit market with deposits of $47.4 billion out of the $63.3 billion total deposits in King County as of June 30, 2014. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms also compete for consumer deposit relationships.

Our competition for loans comes principally from commercial banks, mortgage brokers, thrift institutions, credit unions, and finance companies. Several other financial institutions, including those previously mentioned, compete with us for banking business in our targeted market area. These institutions have far more resources than we do and, as a result, are able to offer a broader range of services, such as trust departments and enhanced retail services. Among the advantages of some of these institutions are their ability to make larger loans, finance extensive advertising campaigns, access lower cost funding sources, and allocate their investable assets in regions of highest yield and demand. The challenges posed by such large competitors may impact our ability to originate loans, secure low cost deposits, and establish product pricing levels that support our net interest margin goals that may limit our future growth and earnings potential.

Employees

At December 31, 2014, we had 101 full-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

How We Are Regulated

The following is a brief description of certain laws and regulations that are applicable to First Financial Northwest and First Savings Bank. As a savings and loan holding company, First Financial Northwest is subject to examination and supervision by, and is required to file certain reports with, the FRB. First Financial Northwest also is subject to the rules and regulations of the SEC under the federal securities laws. First Savings Bank, as a state-chartered savings bank, is subject to regulation and oversight by the DFI, the applicable provisions of Washington law and by the regulations of the DFI adopted thereunder. First Savings Bank also is subject to regulation and examination by the FDIC, which insures its deposits to the maximum extent permitted by law.

The laws and regulations affecting depository institutions and their holding companies have changed significantly, particularly in connection with the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"). Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") as an independent bureau of the FRB. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. In addition, the regulations governing us may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

In connection with the 2007 conversion from a mutual holding company structure to a stock holding company structure, First Savings Bank elected, pursuant to Section 10(l) of the Home Owners’ Loan Act, as amended, to be treated as a savings association. As a result, First Financial Northwest is a registered savings and loan holding company subject to regulation of the FRB. The Bank has submitted a request to the FDIC to rescind its 10(l) election. If the FDIC rescinds the 10(l) election, First Financial Northwest will convert to a bank holding company; the Bank, however, will continue to operate as a Washington-chartered savings bank.

Regulation and Supervision of First Savings Bank Northwest

General. As a state-chartered savings bank, First Savings Bank is subject to applicable provisions of Washington state law and regulations of the DFI. State law and regulations govern First Savings Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations. First Savings Bank is subject to periodic examination and reporting requirements by and of the DFI.

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

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits. The FDIC issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. The FDIC revised assessment schedules established assessment rates range from approximately 2.5 basis points to 45 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 1.5 basis points to 40 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from 2 basis points to 28 basis points and if reserve ratio for the prior assessment period is greater than 2.5%, the assessment rates may range from 0.5 basis point to 35 basis points (in each case subject to adjustments as described above). No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

In addition, federally insured institutions are required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. At December 31, 2014, the FICO assessment equaled 0.60 basis points of the assessment base, computed on assets. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. For 2014, the Bank incurred approximately $45,000 in FICO assessments.

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

A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what changes in insurance assessment rates may be made in the future.

Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon its capital levels in relation to relevant capital measures that include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its Total risk based capital ratio is 10% or more, its Tier 1 risk-based capital ratio is 6% or more, its Tier 1 leverage capital ratio is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a Total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a Tier 1 leverage capital ratio of not less than 4%. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized. In connection with the new capital rules adopted by the federal banking agencies, the general structure of the prompt corrective action rules were maintained, but include a new common equity requirement for Tier 1 capital and incorporate an increased Tier 1 capital requirement into the prompt corrective action framework. See "Capital Requirements" below.

The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Undercapitalized institutions are also subject to certain prompt corrective action requirements, regulatory controls and restrictions that become more extensive as an institution becomes more severely undercapitalized. Failure by institutions to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for review by the banking agencies may be dependent on compliance with capital requirements. At December 31, 2014, the Bank was categorized as "well capitalized" under the prompt corrective action regulation of the FDIC. See "Capital Requirements" below.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits, liquidity, affiliate transactions, insider transactions and interbank liabilities. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that First Savings Bank fails to meet any standard prescribed by the guidelines, it may require First Savings Bank to submit to the FDIC an acceptable plan to achieve compliance with the standard. FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans. We are not aware of any conditions relating to these safety and soundness standards that would require submission of a plan of compliance by First Savings Bank.

Capital Requirements. Federally insured savings institutions, such as First Savings Bank, are required to maintain a minimum level of regulatory capital.

Currently, FDIC regulations recognize two types, or tiers, of capital: core (“Tier 1”) capital and supplementary (“Tier 2”) capital. Tier 1 capital generally includes common shareholders’ equity and noncumulative perpetual preferred stock, less accumulated other comprehensive income and most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least 5 years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution’s capital using a leverage limit together with certain risk-based ratios. The FDIC’s minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% of total assets. At December 31, 2014, First Savings Bank had a Tier 1 leverage capital ratio of 11.79%. The FDIC retains the right to require a particular institution to maintain a higher capital level based on its particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8% and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank’s capital, the FDIC may also consider other factors that may affect a bank’s financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentrations of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies and management’s ability to monitor and control financial operating risks. The DFI requires that net worth equal at least 5 percent of total assets. At December 31, 2014, First Savings Bank had Tier 1 risk-based capital of 18.30%.

The table below sets forth First Savings Bank’s capital position under the prompt corrective action regulations of the FDIC at December 31, 2014 and 2013. The Bank’s Tier 1 leverage capital ratio was 11.79% and our total risk-based capital ratio was 19.56% at December 31, 2014. The ratios decreased from December 31, 2013, primarily as a result of $70.0 million in dividends paid by the Bank to the Company during 2014.

	December 31,
	2014		2013
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under Generally Accepted Accounting Principles ("GAAP")	$108,239		$164,968

Total risk-based capital	$116,053	19.56%	$174,732	28.44%
Total risk-based capital requirement	47,469	8.00	49,146	8.00
Excess	$68,584	11.56%	$125,586	20.44%

Tier 1 risk-based capital	$108,596	18.30%	$166,988	27.18%
Tier 1 risk-based capital requirement	23,734	4.00	24,573	4.00
Excess	$84,862	14.30%	$142,415	23.18%

Tier 1 leverage capital	$108,596	11.79%	$166,988	18.60%
Tier 1 leverage capital requirement	36,849	4.00	35,903	4.00
Excess	$71,747	7.79%	$131,085	14.60%

As of December 31, 2014, and 2013, the Bank was classified as a well-capitalized institution under the criteria established by the FDIC. First Savings Bank’s management believes that, under the current regulations, First Savings Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of First Savings Bank, such as a downturn in the economy in areas where it has most of its loans, could adversely affect future earnings and, consequently, the ability of First Savings Bank to meet its capital requirements.

On July 2, 2013, the FRB approved a final rule ("Final Rule") to establish a new comprehensive regulatory capital framework for all U.S. financial institutions and their holding companies. On July 9, 2013, the Final Rule was approved as an interim final rule by the FDIC. The Final Rule implements the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new risk-based capital and leverage ratios, which are effective January 1, 2015 (with some changes generally transitioned into full effectiveness over two to four years), and revise the definition of what constitutes "capital" for purposes of calculating those ratios.

The proposed new minimum capital level requirements applicable to the Bank will be: (i) a new common equity Tier 1 ("CET1") capital ratio of 4.5% (with CET1 consisting of qualifying Tier 1 capital less all capital components that are not considered common equity); (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rule eliminates the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rule also establishes a "capital conservation buffer" of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. In addition, the Final Rules maintain the general structure of the prompt corrective action rules, but incorporate the new CETI requirement and the increased Tier 1 capital requirement into the prompt corrective action framework, as indicated above in “- Prompt Correction Action.”

The FDIC may impose additional restrictions on institutions that are undercapitalized and generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition. An institution is deemed “well capitalized” if it has at least a 5.0% Tier 1 capital ratio, a 6.0% Tier 1 risk-based capital ratio and 10.0% total risk-based capital ratio. At December 31, 2014, we believe that the Bank’s current capital levels meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Final Rule.

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
Federal Home Loan Bank System. First Savings Bank is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. The FHLBs are subject to the oversight of the FHFA and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business – Deposit Activities and Other Sources of Funds – Borrowings.”

Following its announcement in July 2014 that it had entered into an exclusivity agreement for a potential merger with the FHLB of Des Moines, the FHLB of Seattle and the FHLB of Des Moines entered into a merger agreement on September 25, 2014 for the voluntary merger of the two banks. The merger agreement provides that the FHLB of Des Moines will survive the merger as the resulting bank. The merger was approved by the FHFA in December 2014 and approved by the member-owners of the FHLB of Seattle and the FHLB of Des Moines in February 2015, with a target date of May 31, 2015 for consummation of the merger. As of December 31, 2014, the FHLB of Des Moines had $95.5 billion in assets and served 1,156 member financial institutions in five Mid-Western states, compared to the FHLB of Seattle, which had $35.1 billion in assets and served 316 member financial institutions in eight Western states and the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands. The combined FHLB will be located in Des Moines and will provide funding for over 1,500 member financial institutions in 13 states, as well as the U.S. territories of American Samoa and Guam and the Commonwealth of the Northern Mariana Islands. Upon completion of the merger, member-owners of the FHLB of Seattle will receive stock in the FHLB of Des Moines equal to the same number of shares held in the FHLB of Seattle prior to the merger. Following completion of the merger, it is anticipated that member-owners of the FHLB of Des Moines and the FHLB of Seattle will hold approximately 82% and 18%, respectively, of the issued and outstanding shares of the resulting bank.

First Savings Bank, as a member of the FHLB of Seattle, is required to purchase and maintain stock in the FHLB. At December 31, 2014, the Bank had $6.7 million in FHLB stock that was in compliance with this requirement.

Real Estate Lending Standards. FDIC regulations require First Savings Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards that must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards, loan administration procedures and documentation and approval and reporting requirements. First Savings Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. First Savings Bank’s Board of Directors is required to review and approve First Savings Bank’s standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital and the total of all loans for commercial, agricultural, multifamily or other non-one-to-four family residential properties in excess of the supervisory loan-to-value ratios should not exceed 30% of total capital. Total capital consists of the sum of an institution's Tier 1 capital and Tier 2 capital. Loans in excess of the supervisory loan-to-value ratio limitations must be identified in First Savings Bank’s records and reported at least quarterly to First Savings Bank’s Board of Directors. First Savings Bank is in compliance with the record keeping and reporting requirements. At December 31, 2014, First Savings Bank’s aggregate loans in excess of the supervisory loan-to-value ratio was 0.2% of total risk-based capital, consisting of one one-to-four family residential property loan.

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

Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations that have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including First Savings Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs that often are substantial and can exceed the value of the collateral property.

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts and non-personal time deposits. These reserves may be in the form of cash or deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2014, First Savings Bank’s deposits with the Federal Reserve exceeded its Regulation D reserve requirements.

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

Dividends. The amount of dividends payable by First Savings Bank to First Financial Northwest depends upon First Savings Bank’s earnings and capital position, and is limited by federal and state laws. According to Washington law, First Savings Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. In addition, dividends may not be declared or paid if First Savings Bank is in default in payment of any assessments due to the FDIC. Dividends on First Savings Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Savings Bank, without the approval of the Director of the DFI.

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

As of December 31, 2014, First Savings Bank maintained 68.9% of its portfolio assets in qualified thrift investments and, therefore, met the Qualified Thrift Lender test.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. First Savings Bank is subject to consumer protection regulations issued by the CFPB, but as financial institutions with assets of less than $10 billion, First Savings Bank is generally subject to supervision and enforcement by the FDIC and the DFI with respect to our compliance with consumer financial protection laws and CFPB regulations.

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

First Financial Northwest was organized as a savings and loan holding company under the Home Owners’ Loan Act, as amended, as a result of the 10(l) election made by First Savings Bank under the Home Owners’ Loan Act. The 10(l) election allows First Savings Bank to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act. As a result, First Financial Northwest is registered as a savings and loan holding company with the FRB and is subject to FRB regulation, examination, and supervision. In addition, First Financial Northwest is required to file certain reports with, and otherwise comply with, the rules and regulations of the SEC. As a subsidiary of a savings and loan holding company, First Savings Bank is subject to certain restrictions in its dealings with First Financial Northwest and affiliates thereof.

Generally, companies that become savings and loan holding companies following the May 4, 1999 grandfather date in the GLBA may engage only in the activities permitted for financial institution holding companies under the law for multiple savings and loan holding companies.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described above. Because First Savings Bank is treated as a savings association subsidiary of a savings and loan holding company, it must notify the FRB 30 days before declaring any dividend to First Financial Northwest. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the FRB and the FRB has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of First Savings Bank. The Bank has requested a rescission from the FDIC of its previous 10(l) election in connection with First Financial Northwest's proposed change from a savings and loan holding company to a bank holding company.

Capital Requirements for First Financial Northwest. Savings and loan holding companies, like First Financial Northwest, historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the FRB approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including the Company. See "– Regulation and Supervision of First Savings Bank - Capital Requirements" above.

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

In addition, Sections 22(g) and (h) of the FRB Act place restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a savings institution and certain affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2014, First Savings Bank was in compliance with these restrictions.

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

Federal Securities Laws. First Financial Northwest’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that First Financial Northwest and First Savings Bank will become subject to and that are discussed above under the section entitled “- Regulation and Supervision of First Savings Bank Northwest - Capital Requirements .”

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

The federal banking agencies have issued final rules to implement the provisions of Section 619 of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations became effective on April 1, 2014 with full compliance being phased in over a period ending on July 21, 2015. First Financial Northwest is continuously reviewing its investment portfolio to determine if changes in its investment strategies may be required in order to comply with the various provisions of the Volcker Rule regulations.

Sarbanes-Oxley Act of 2002. As a public company that files periodic reports with the SEC under the Exchange Act, First Financial Northwest, is subject to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

Taxation

Federal Taxation

General. First Financial Northwest and First Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Savings Bank. The tax years still open for review by the Internal Revenue Service are 2011 through 2014.

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

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company's alternative minimum tax credit carryforward at December 31, 2014 totaled $1.9 million, with no expiration date.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding 2 taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 2009. The Company's net operating loss carryforward at December 31, 2014 was $3.1 million and will begin to expire in 2030.

Corporate Dividends-Received Deduction. First Financial Northwest may eliminate from its income dividends received from First Savings Bank as a wholly-owned subsidiary of First Financial Northwest that files a consolidated return with First Savings Bank. The corporate dividends-received deduction is 100%, or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend. Corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

For additional information regarding our federal income taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8.

Washington State Taxation

First Financial Northwest and its subsidiaries are subject to a business and occupation tax imposed under Washington state law at the rate of 1.50% of gross receipts. In addition, various municipalities also assess business and occupation taxes at differing rates. Interest received on loans secured by first lien mortgages or deeds of trust on residential properties, rental income from properties, and certain investment securities are exempt from this tax. An audit by the Washington State Department of Revenue was completed for the years 2010 through 2013.

Executive Officers of First Financial Northwest, Inc.

The business experience for at least the past five years for the executive officers of First Financial Northwest and its primary subsidiary First Savings Bank is set forth below.

Joseph W. Kiley III, age 59, has served as President and Chief Executive Officer of First Financial Northwest and First Financial Diversified since September 2013, and served as President, Chief Executive Officer, Director of First Savings Bank since September 2012, and Director of First Financial Northwest and First Financial Diversified since December 2012. He previously served as President, Chief Executive Officer and Director of Frontier Bank, F.S.B., located in Palm Desert, California, and its holding company, Western Community Bancshares, Inc. from 2010 to 2012. From 2007 to 2010, Mr. Kiley was a Director at California General Bank. From 2009 to 2011, Mr. Kiley served as the President, Chief Executive Officer and Director of Imperial Capital Bank, located in San Diego, California and its holding company, Imperial Capital Bancorp, Inc. Mr. Kiley has over 20 years of executive experience at banks, thrifts and their holding companies that included serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from California State University, Chico and is a former California certified public accountant. Mr. Kiley is an active member of the Renton Rotary Club and is a director with the Renton Chamber of Commerce.

Richard P. Jacobson, age 51, has served as Chief Operating Officer of the Bank since July 2013, Chief Financial Officer of First Financial Northwest, First Financial Diversified, and the Bank since August 2013, and Chief Operating Officer of First Financial Northwest since September 2013. He was appointed as a director of First Financial Northwest and First Savings Bank effective September 2013. Mr. Jacobson served as a consultant to First Financial Northwest from April 2010 to April 2012, and from that time until July 2013, served as a mortgage loan originator in Palm Desert, California. Prior to that, he had been employed by Horizon Financial Corp, and Horizon Bank, Bellingham, Washington since 1987, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp and Horizon Bank from 2008 to 2010. Mr. Jacobson also served as Chief Financial Officer of Horizon Financial Corp and Horizon Bank from March 2000 until October 2008. Between 1985 and 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank, and spent two years as a Washington State licensed real estate appraiser from 1992 to 1994. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of Washington. In addition, Mr. Jacobson graduated with honors from the American Banker Association’s National

School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary club and has served on the boards of his church, the United Way, Boys and Girls Club, and Junior Achievement.

Herman L. Robinson, age 69, is Senior Vice President and Chief Credit Officer of First Savings Bank and First Financial Diversified. Prior to joining First Savings Bank in June 2010, Mr. Robinson was Senior Vice President, Senior Credit Approval Officer at East West Bank, the successor to United Commercial Bank, from 2000 to May 2010. Mr. Robinson has over 45 years of banking experience. During his banking career, Mr. Robinson has held positions such as Chief Credit Officer, Manager of Special Credits and Senior Vice President and Manager of Commercial Lending at various banks.

Simon Soh, age 50, is Senior Vice President and Chief Lending Officer of First Savings Bank. Prior to his promotion in October 2012, Mr. Soh served as Vice President and Loan Production Manager of First Savings Bank, a position he held since August 2010. Prior to that, he was First Vice President and Commercial Lending Manager at East West Bank. In 1998, Mr. Soh was a founding member of Pacifica Bank in Bellevue, Washington that merged with United Commercial Bank in 2005, later becoming East West Bank in 2009. Mr. Soh has over 25 years of experience in commercial banking.

Ronnie J. Clariza, age 34, was appointed Chief Risk Officer and Senior Vice President of First Savings Bank in November 2013. Mr. Clariza previously served as Vice President and Risk Management Officer since May 2008, and prior to that, as Assistant Vice President and Compliance Officer, as well as serving in various other compliance and internal audit roles since he began with the Bank in 2003. Mr. Clariza is a graduate of the University of Washington where he received his Bachelor of Arts degree in Business Administration, Finance, and is a certified regulatory Compliance Officer. Mr. Clariza is a member of the Washington Bankers' Association Education Committee and has been involved with the Seattle Children's Hospital Guild Association as a Volunteer Compliance Manager.

Dalen D. Harrison, age 55, was appointed Chief Deposit Officer of First Savings Bank in March 2014 and Senior Vice President in July 2014. Ms. Harrison served as Senior Vice President and Director of Retail Banking at Peoples Bank in Bellingham, Washington from 2010 until 2014. Prior to that, she served as Vice President of Rainier Pacific Bank, Tacoma, Washington, from 1994 until 2010. Ms. Harrison received a Bachelor of Arts degree in Business Administration from St Mary's College in Moraga, California. Ms. Harrison has served on the boards of Rainier Pacific Foundation, First Place for Children, and Gig Harbor Rotary Foundation, and currently serves on the board of Renton Salvation Army.

Christine A. Huestis, age 49, is Vice President and Controller of First Financial Northwest and First Savings Bank. Prior to joining First Financial Northwest in October 2013, she was employed by Realty in Motion, LLC., a holding company for several mortgage default service companies, in Bellevue, Washington. From 1999 until joining First Financial Northwest, Ms. Huestis held key accounting positions at affiliated companies within Reality in Motion, with her most recent position being that of Controller. Ms. Huestis received a Bachelor of Science degree in Accounting from Central Washington University. She is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

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

Substantially all of our loans are to businesses and individuals in the state of Washington. A decline in the economies of the four counties in which we operate, which we consider to be our primary market area, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

While real estate values and unemployment rates have recently improved, a prolonged slow economic recovery or a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition, results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our allowance for loan losses;

•	demand for our products and services may decline resulting in a decrease in our total loans or assets;

•
collateral for loans, especially real estate, may decline in value, exposing us to increased risk of loss on existing loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;

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

Economic conditions have improved since the end of the economic recession that officially ended in June, 2009, however, economic growth has been slow and uneven, unemployment remains high and concerns still exist over the federal deficit and government spending, which have all contributed to diminished expectations for the economy. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our construction/land development loans are based upon estimates of costs and the value of the completed project.

We make construction/land development loans to contractors and builders primarily to finance the construction of single and multi-family homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2014, construction/land development loans totaled $51.1 million, or 7.2% of our total loan portfolio of which $17.9 million were multifamily construction loans, $4.3 million were commercial construction loans and $19.9 million were one-to-four family construction loans. Land loans, which are loans made with land as security, totaled $9.0 million, or 1.3% of our total loan portfolio at December 31, 2014. Land loans include raw land and land acquisition and development loans. In addition, at December 31, 2014, the construction/land development loan totals excluded $11.1 million of one-to-four family residential, multifamily, and commercial real estate "rollover" construction loans because these loans are structured to convert to permanent financing when construction is complete.

Construction/land development lending generally involves additional risks because funds are advanced upon the security of the project that is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, potential uncertainties in the residential real estate market, property values have become more difficult to determine than they have historically been. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. These loans are also generally more difficult to monitor. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. At December 31, 2014, $42.1 million of our construction/land development loans were for speculative construction loans and all of our construction/land development loans were classified as performing.

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.

While commercial and multifamily real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2014, we had $248.3 million of commercial real estate loans, representing 35.3% of our total loan portfolio and $120.5 million of multifamily loans, representing 17.1% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service that may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment that may increase the risk of default or non-payment. Further, many of our commercial and multifamily borrowers have more than one loan with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that as a result of the Bank’s payment in 2014 of a $70 million dividend to the Company, we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at December 31, 2014 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Our non-owner occupied real estate loans may expose us to increased credit risk.

At December 31, 2014, $112.7 million, or 41.2% of our one-to-four family residential loan portfolio and 16.0% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. At December 31, 2014, nonperforming, non-owner occupied one-to-four family residential loans amounted to $164,000. Loans that were classified as non-owner occupied residential properties prior to foreclosure and are now classified as OREO, amounted to $300,000 at December 31, 2014. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lax property maintenance standards that has a negative impact on the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At December 31, 2014, we had 47 non-owner occupied residential loan relationships, each having an outstanding balance over $500,000, with aggregate outstanding balances of $86.0 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2014, $273.7 million, or 38.9% of our total loan portfolio, was secured by first liens on one-to-four family residential loans. In addition, at December 31, 2014, our home equity lines of credit totaled $5.0 million. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increased our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio exposes us to greater risk of loss.

Some of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because of a decline in the value of the property. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

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

A prolonged period of exceptionally low market interest rates, such as we are currently experiencing limits our ability to lower our interest expense, while the average yield on our loan portfolio may continue to decrease as our loans reprice or are originated at these low market rates, which could have an adverse effect on our results of operations. Furthermore, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 31% of our total loans were comprised of adjustable-rate loans at December 31, 2014. At that date, $116.6 million, or 53%, of these loans with an average interest rate of 4.4% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their respective floor, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates and could have a material adverse effect on our results of operations.

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

While conditions in the housing and real estate markets and economic conditions in our market areas have recently improved, if slow economic conditions return or real estate values and sales deteriorate, we may experience higher delinquencies and credit losses. As a result, we could be required to increase our provision for loan losses and to charge-off additional loans in the future. If charge-offs in future periods exceed the ALLL, we may need additional provisions to replenish the ALLL. In addition, bank regulatory agencies periodically review our ALLL and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ALLL, we review our loans and the loss and delinquency experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the ALLL may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our provision for loan losses. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge-offs and/or may otherwise require an increase in the ALLL. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, and capital.

In addition, proposed regulatory changes relating to the ALLL, including, but not limited to, the Financial Accounting Standards Board's ("FASB") proposed Current Expected Credit Losses Model could significantly impact the calculation and timing of amounts required to be included in the ALLL to cover for expected losses over the entire life of a loan.

If our investments in other real estate owned are not properly valued and managed our earnings could be reduced.

Our nonperforming loans have decreased from $4.0 million at December 31, 2013 to $1.3 million at December 31, 2014, however, we continue to foreclose on loans in our portfolio. We use current property valuations in the form of appraisals when a loan has been foreclosed and the property taken in as OREO. Subsequently, an evaluation is performed by our experienced lending staff during the asset's holding period. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's net book value over its fair value. If our valuation process is incorrect, the fair value of our investments in OREO may not be sufficient to recover our net book value in such assets, resulting in the need for additional write-downs. In addition, we may incur significant property management and legal expenses related to our OREO. Additional material write-downs or expenses relating to our OREO could have a material adverse effect on our financial condition and results of operations.

In addition, bank regulators periodically review our OREO and may require us to recognize additional write-downs. Any increase in our write-downs, as required by such regulators, may have a material adverse effect on our financial condition, results of operations, and capital.

We may incur losses on our securities portfolio as a result of changes in interest rates.

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

If our investment in the Federal Home Loan Bank of Seattle becomes impaired, our earnings and stockholders' equity could decrease.

At December 31, 2014, we owned $6.7 million in FHLB stock. As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. This requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost, and it is subject to recoverability testing per accounting guidance for the impairment of long lived assets. We monitor on a recurring basis the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

On September 25, 2014, the FHLB Seattle and FHLB Des Moines announced a proposed merger. Under this proposal, the Bank would become a member of FHLB Des Moines and all shares of our FHLB Seattle stock would convert to equal shares of FHLB Des Moines stock. If the merger is terminated by either the FHLB Des Moines or the FHLB Seattle, the terminating FHLB must pay $57 million in termination fees. If the FHLB Seattle were to terminate the agreement, this could result in significant impairment to our investment in the FHLB Seattle, potentially decreasing our earnings and shareholders' equity.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business, therefore, the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels.  An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, or other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and the continued uncertainty in credit markets.  In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB Seattle, the Federal Reserve Bank of San Francisco or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs.  In this case, our results of operations and financial condition would be negatively affected. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment that, on the one hand, tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand, reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. At December 31, 2014 we had $15.9 million in public funds.

Our single branch location limits our ability to attract retail deposits and as a result a large portion of our deposits are certificates of deposit, including “jumbo” certificates that may not be as stable as other types of deposits.

Our single branch location limits our ability to compete with larger institutions for noninterest bearing deposits as these institutions have a larger branch network providing greater convenience to customers. As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2014, $412.6 million, or 67.2%, of our total deposits were certificates of deposit and, of that amount, $249.9 million were “jumbo” certificates greater than or equal to $100,000, with $79.8 million of these certificates greater than or equal to $250,000. In addition, deposit inflows are significantly influenced by general interest rates. Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts. In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits that could increase our cost of funds and negatively impact our interest rate spread and financial condition.

Our branching strategy will cause our expenses to increase faster than revenues.
On March 6, 2015, we submitted an application with the FDIC and DFI to open a new branch office in Mill Creek, WA. We are planning one to two new branch openings within the next 12 months. Current plans include opening offices much smaller than traditional bank branch offices, utilizing the improved technology that will come with the conversion to a new core data processor in 2015 to maintain management's focus on efficiency, while working to grow the Bank's presence into new markets. The success of our expansion strategy into new markets, however, is contingent upon numerous factors, such as our ability to select suitable locations, assess each market's competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own the additional branches. Further, the projected time line and the estimated dollar amounts involved in opening de novo branches could differ significantly from actual results. In addition, we may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Finally, there is a risk that our new branches will not be successful even after they have been established.

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

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.

As a state-chartered, federally insured savings bank, First Savings Bank is currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI and as a bank holding company First Financial Northwest is subject to examination, supervision and regulation by the FRB. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's ALLL and determine the level of deposit insurance premiums assessed.

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as First Savings Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB.

In January of 2013, the CFPB issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which (including the qualified mortgage rule) became effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank holding companies and savings and loan holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in First Savings Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs, which could adversely affect key operating efficiency ratios, and could increase our interest expense. See - “Business - How We are Regulated” contained in Part I, Item I of this report.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The banking industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business- How We are Regulated”. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

Legal and regulatory proceedings and related matters could adversely affect us or the financial services industry in general.

We, and other participants in the financial services industry upon whom we rely to operate, have been and may in the future become involved in legal and regulatory proceedings. Most of the proceedings we consider to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters and there can be no assurance that anyone in particular, including us, will prevail in any proceeding or litigation. There could be substantial cost and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

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

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

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

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.
Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

We may be adversely impacted by our decision to convert to a new core data processor in 2015.
While we are encouraged by the additional services and efficiencies that we expect subsequent to our conversion to a new core data processor in 2015, no assurances can be made that the conversion will not be disruptive to our operations or not well received by certain segments of our customer base. We anticipate the capitalized cost of the new data processor to be $525,000.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where First Savings Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees. In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.

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

Item 1B. Unresolved Staff Comments

Not applicable. First Financial Northwest has not received any written comments from the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended, that are unresolved.

Item 2. Properties

At December 31, 2014, we had one full service office that we own in Renton, Washington. This site is the corporate office for First Financial Northwest and First Savings Bank and is located at 201 Wells Avenue South, Renton, Washington. The lending division operations of First Savings Bank are located at 207 Wells Avenue South. This location is also the site for the operations of First Financial Northwest's subsidiary, First Financial Diversified.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2014, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market ("NASDAQ"), under the symbol “FFNW.” As of December 31, 2014, there were 15.2 million shares of common stock issued and outstanding and we had 694 shareholders of record, excluding persons or entities who hold stock in nominee or “street name” accounts with brokers.

Dividends

First Savings Bank is a wholly-owned subsidiary of First Financial Northwest. Under federal regulations, the dollar amount of dividends First Savings Bank may pay to First Financial Northwest depends upon its capital position and recent net income. Generally, if First Savings Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed by state law and FDIC regulations. See “Item 1. Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest – Dividends” and Note 12 of the Notes to Consolidated Financial Statements contained in Item 8.

There were $2.9 million in dividends declared and paid during the year ended December 31, 2014 and there were $1.9 million in dividends declared and paid during the year ended December 31, 2013. The price range per share of our common stock presented below represents the highest and lowest sales prices for our common stock on the NASDAQ during each quarter of the two most recent fiscal years.

	High	Low	Cash Dividend Declared and Paid
2014
First Quarter	$10.98	$10.03	$0.05
Second Quarter	11.25	9.99	0.05
Third Quarter	11.26	10.21	0.05
Fourth Quarter	12.39	10.00	0.05

2013
First Quarter	$8.29	$7.57	$—
Second Quarter	10.49	7.44	0.04
Third Quarter	11.25	10.00	0.04
Fourth Quarter	11.07	10.05	0.04

Stock Repurchases

The Company's Board of Directors authorized two stock repurchase plans in 2014. On April 24, 2014, the Board of Directors authorized the repurchase of up to 1,645,414 shares of the Company's stock. This authorization expired on September 16, 2014, at which time 1,266,921 shares had been repurchased at an average price per share of $10.87. On October 22, 2014, the Board of Directors authorized a new share repurchase plan of an additional 1,546,600 shares. The Company has announced that a 10b5-1 plan will be utilized to repurchase shares through April 22, 2015. As of December 31, 2014, 327,112 shares had been repurchased at an average cost of $11.40 per share. The following table represents the share repurchased during the fourth quarter ending December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares that May be Repurchased Under the Plan

October 1 - October 31, 2014	90,000	$10.89	90,000	1,456,600
November 1 - November 30, 2014	113,645	11.43	203,645	1,342,955
December 1 - December 31, 2014	123,467	11.74	327,112	1,219,488
	327,112	$11.40

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total shareholder return on First Financial Northwest’s Common Stock with the cumulative total return on the Russell 2000 Index, the NASDAQ Bank Index, and the SNL Thrift Index, a peer group index. The graph assumes that total return includes the reinvestment of all dividends and that the value of the investment in First Financial Northwest’s common stock and each index was $100 on December 31, 2009, and is the base amount used in the graph. The closing price of First Financial Northwest’s common stock on December 31, 2014 was $12.04.

	Period Ended
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
First Financial Northwest, Inc.	100.00	61.92	91.33	116.87	162.40	192.04
NASDAQ Bank Index	100.00	114.16	102.17	121.26	171.86	180.31
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Thrift Index	100.00	104.49	87.90	106.91	137.20	147.56

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

	At or For the Year Ended December 31,
	2014	2013	2012	2011	2010
FINANCIAL CONDITION DATA:	(In thousands, except share data)

Total assets	$936,997	$920,979	$942,655	$1,059,390	$1,193,658
Investments available-for-sale	120,374	144,364	152,262	129,002	164,603
Loans receivable, net (1)	663,938	663,153	650,468	703,288	856,456
Deposits	614,127	612,065	665,797	788,665	920,226
Advances from the FHLB	135,500	119,000	83,066	83,066	93,066
Stockholders’ equity	181,412	184,355	187,117	181,320	174,478
Book value per common share	11.96	11.25	9.95	9.64	9.28

OPERATING DATA:

Interest income	$38,689	$38,539	$41,466	$51,052	$60,544
Interest expense	6,241	7,526	12,246	18,485	27,559
Net interest income	32,448	31,013	29,220	32,567	32,985
(Recapture of provision) provision for loan losses	(2,100)	(100)	3,050	4,700	53,100
Net interest income (loss) after (recapture of provision) provision for loan losses	34,548	31,113	26,170	27,867	(20,115)
Noninterest income	498	891	974	2,672	1,179
Noninterest expense	18,503	21,082	25,430	26,297	31,201
Income (loss) before provision (benefit) for federal
income taxes	16,543	10,922	1,714	4,242	(50,137)
Provision (benefit) for federal income taxes	5,856	(13,543)	(999)	—	3,999
Net income (loss)	$10,687	$24,465	$2,713	$4,242	$(54,136)
Basic earnings (loss) per share	$0.72	$1.47	$0.15	$0.24	$(3.11)
Diluted earnings (loss) per share	$0.71	$1.46	$0.15	$0.24	$(3.11)
___________________

(1)	Net of ALLL, LIP and deferred loan fees and costs.

	December 31,
OTHER DATA:	2014	2013	2012	2011	2010
Number of:
Loans outstanding	1,794	1,927	2,153	2,326	2,764
Deposit accounts	10,870	11,535	12,305	13,729	15,087
Full-service offices	1	1	1	1	1

	At or For the Year Ended December 31,
KEY FINANCIAL RATIOS:	2014	2013	2012	2011	2010
Performance Ratios:
Return (loss) on average assets	1.17%	2.73%	0.27%	0.37%	(4.18)%
Return (loss) on average equity	5.85	13.12	1.47	2.36	(26.59)
Dividend payout ratio	27.73	8.11	—	—	(2.73)
Equity-to-assets ratio	19.36	20.02	19.85	17.12	14.62
Interest rate spread	3.62	3.49	2.85	2.78	2.40
Net interest margin	3.77	3.68	3.08	3.01	2.70
Average interest-earning assets to average interest-
bearing liabilities	121.15	121.77	118.12	113.33	113.35
Efficiency ratio	56.37	66.08	84.22	74.62	91.33
Noninterest expense as a percent of average total assets	2.03	2.36	2.54	2.29	2.41
Book value per common share	$11.96	$11.25	$9.95	$9.64	$9.28
Capital Ratios: (1)
Tier 1 leverage	11.79	18.60	15.79	13.54	11.73
Tier 1 risk-based	18.30	27.18	26.11	23.49	18.38
Total risk-based	19.56	28.44	27.37	24.76	19.65
Asset Quality Ratios: (2)
Nonperforming loans as a percent of total loans	0.20	0.59	3.42	3.28	7.14
Nonperforming assets as a percent of total assets	1.13	1.68	4.25	4.69	7.79
ALLL as a percent of total loans, net of LIP	1.55	1.91	1.89	2.29	2.56
ALLL as a percent of nonperforming loans, net of LIP	783.50%	325.26%	55.11%	69.89%	35.80%
Net charge-offs (recoveries) to average loans receivable, net	0.06	(0.08)	1.07	1.39	6.55
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

Overview

First Savings Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. First Savings Bank is a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. First Savings Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction and land development, business, and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending.

The Bank has historically operated solely from its single office location, however, management intends to expand the Bank's number of office locations beginning in 2015. Current plans include opening offices much smaller than traditional bank branch offices, utilizing the improved technology that will come with the conversion to a new core data processor in 2015 to maintain management's focus on efficiency, while working to grow the Bank's presence into new markets.

Over the last year, improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain areas in the Puget Sound region have led to our increasing originations of construction loans. We anticipate that construction lending will become a larger portion of our total portfolio in future periods. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to our known builders and avoiding large land development opportunities. In addition, and on a limited basis, we provide multifamily loans to developers with proven success in this type of construction. Our current speculative construction underwriting requirements are also higher than prior periods, with a loan to actual cost ratios of no more than 80% and a loan to completed value ratio of no more than 75%, unless sufficient factors exist to mitigate operating outside of these guidelines. While total new loan originations decreased from $157.0 million in 2013 to $154.5 million in 2014, originations of construction and land development loans increased from $15.4 million in 2013 to $47.2 million in 2014. These short term loans typically mature in 6-18 months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term. Reflecting the increase in construction and land development originations, LIP increased from $7.5 million in 2013 to $26.7 million in 2014, resulting in a $1.2 million increase in these loans, net of LIP, to $24.4 million from $23.2 million at December 31, 2014, and 2013, respectively.

With the current low interest rate environment, we are not aggressively pursuing longer term assets, but rather are focused on financing shorter term loans. During 2014, originations of new loans and refinances slightly outpaced repayments, resulting in net loans receivable of $663.9 million at December 31, 2014, as compared to $663.2 million at December 31, 2013.

Our primary source of revenue is net interest income. Net interest income is the difference between interest income that we earn on our loans and investments and interest expense that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. First Savings Bank is liability-sensitive, meaning our interest-bearing liabilities reprice at a faster rate than our interest-earning assets. The lower interest rate environment that we are currently experiencing has contributed to an improvement in our net interest rate spread to 3.62% for the year ended December 31, 2014 from 3.49% for the year ended December 31, 2013.

An offset to net interest income is the provision for loan losses, or the recapture of the provision for loan losses, that is required to establish the ALLL at a level that adequately provides for probable losses inherent in our loan portfolio. During 2014, we had a recapture of provision for loan losses of $2.1 million, as compared to a recapture of $100,000 for the year ended December 31, 2013. The recapture during 2014 was primarily attributable to improvements in borrowers' risk profiles and improved loan grades, and the payoff of a $5.0 million loan that was internally classified as special mention. Our total adversely classified loans decreased $4.2 million during 2014, to $10.2 million at December 31, 2014, from $14.4 million at December 31, 2013. We will continue to monitor our loan portfolio and make adjustments to our ALLL as we deem necessary.

Our noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, OREO-related expenses, professional fees, regulatory assessments, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for retirement, and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment, and consist primarily of real estate taxes, depreciation expenses, maintenance, and utility costs. OREO-related expenses consist primarily of maintenance costs for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes, and insurance related to the properties included in the OREO inventory. Professional fees include legal services, auditing and accounting services, and various consulting services we contract to support specialized areas of our operations. Our noninterest expenses decreased $2.6 million during the year ended December 31, 2014 as compared to 2013. The decrease was primarily attributable to a $2.0 million decrease in salary and employee benefits expenses and a $679,000 decrease in expenses due to penalties incurred in 2013 for the early payoff of FHLB advances. There was no penalty incurred in 2014.

Net income for the year ended December 31, 2014 was $10.7 million or $0.71 per diluted share, as compared to $24.5 million or $1.46 per diluted share for the year ended December 31, 2013. The decrease in net income for the year ended December 31, 2014 was primarily the result of a $13.5 million income tax benefit in 2013 due to the reversal of most of our deferred tax asset valuation allowance. Pre-tax net income was $16.5 million for the year ended December 31, 2014 as compared to $10.9 million for the year ended December 31, 2013, reflecting our improvements in net interest income, increased recapture of provision for loan losses, and reductions in noninterest expenses.

Business Strategy

Our long-term business strategy is to operate and grow First Savings Bank as a well-capitalized and profitable community bank, offering one-to-four family residential, commercial and multifamily real estate, construction/land development, consumer and business loans along with a diversified array of deposit and other products and services to individuals and businesses in our market areas. We intend to accomplish this strategy by leveraging our established name and franchise, capital strength, and loan production capability by:

•	Capitalizing on our intimate knowledge of our local communities to serve the convenience and needs of customers, and delivering a consistent, high-quality level of professional service;

•
Offering competitive deposit rates and developing customer relationships to expand our core deposits, diversifying the deposit mix, growing lower cost deposits, attracting new customers, and expanding our footprint in the geographical area we serve;

•
Utilize wholesale funding sources, including but not limited to advances from the Federal Home Loan Bank and acquiring deposits in the national brokered certificate of deposit market, to assist with funding needs and interest rate risk management efforts, as needed;

•	Managing our loan portfolio to minimize concentrations and diversify the types of loans within the portfolio;

•	Managing credit risk to minimize the risk of loss and interest rate risk to optimize our net interest margin; and

•	Improving profitability through disciplined pricing, expense control and balance sheet management, while continuing to provide excellent customer service.

The Company’s strategy includes a focus on capital management in its efforts to provide an appropriate return to its shareholders. In 2014, the Bank paid $70 million in dividends to the Company to assist in these efforts. The payment of the special dividend will be used to support the operations of the Company consistent with its business plan, to include expansion of the Company’s stock repurchase program, payment of cash dividends to shareholders, pursuing other opportunities that may arise, and supporting operating expenses of the Company.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assumptions by management and that have, or could have, a material impact on our income or the carrying value of our assets. The following are our critical accounting policies.

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the current and expected economic conditions, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading systems, the value of underlying collateral, and the level of problem loans in assessing the ALLL. Specific allowances result when management performs an impairment analysis on a loan when it determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled. The analysis usually occurs when a loan has been classified as substandard or placed on nonaccrual status. If the market value less costs to sell ("market value") of the impaired loan is less than the recorded investment in the loan, impairment is recognized by establishing a specific reserve in the ALLL for the loan or by adjusting an existing reserve amount. The amount of the specific reserve is computed using current appraisals, listed sales prices, and other available information less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. In addition, specific reserves may be created upon a loan's restructuring, based on a discounted cash flow analysis, comparing the present value of the anticipated repayments under the restructured terms to the outstanding principal balance of the loan.

Our Board of Directors' Internal Asset Review Committee reviews and recommends approval of the allowance for loan losses on a quarterly basis, and any related provision or recapture of provision for loan losses, and the full Board of Directors approves the provision or recapture after considering the Committee's recommendations. The allowance is increased by the provision for loan losses which is charged against current period earnings. When analysis of the loan portfolio warrants, the allowance is decreased and a recapture of provision of loan losses is included in current period earnings.

We believe that the ALLL is a critical accounting estimate because it is highly susceptible to change from period-to-period requiring management to make assumptions about probable losses inherent in the loan portfolio. The impact of an unexpected large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, thereby reducing earnings. For additional information see Item 1A. "Risk Factors – Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio,” in this Form 10-K.

Valuation of OREO. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of OREO is subject to significant external and internal judgment. If the carrying value of the loan at the date a property is transferred into OREO exceeds the fair value less estimated costs to sell, the excess is charged to the ALLL. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered valuation adjustments and are charged to noninterest expense in the Consolidated Income Statements. Expenses and income from the maintenance and operations and any gains or losses from the sales of OREO are included in noninterest expense.

Deferred Taxes.  Deferred tax assets arise from a variety of sources, the most significant being expenses recognized in our financial statements but disallowed in the tax return until the associated cash flow occurs and write-downs in the value of assets for financial statement purposes that are not deductible for tax purposes until the asset is sold or deemed worthless.

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

Other-Than-Temporary Impairments On the Market Value of Investments. Declines in the fair value of available-for-sale or held-to-maturity investments below their cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of such investments to their fair value. A charge to earnings and an establishment of a new cost basis for the investment is made. Unrealized investment losses are evaluated at least quarterly to determine whether such declines should be considered other-than-temporary and therefore be subject to immediate loss recognition. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the investment security is below the carrying value primarily due to changes in interest rates and there has not been significant deterioration in the financial condition of the issuer. Other factors that may be considered in determining whether a decline in the value of a debt security is other-than-temporary include ratings by recognized rating agencies; the extent and duration of an unrealized loss position; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisers or market analysts. Therefore, deterioration of market conditions could result in impairment losses recognized within the investment portfolio.

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

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Assets. The following table details the changes in the composition of our assets at December 31, 2014 from December 31, 2013.

	Balance at December 31, 2014	Change from December 31, 2013	Percentage Change
	(Dollars in thousands)
Cash on hand and in banks	$5,920	$(154)	(2.5)%
Interest-earning deposits	98,129	48,628	98.2
Investments available-for-sale, at fair value	120,374	(23,990)	(16.6)
Loans receivable, net	663,938	785	0.1
Premises and equipment, net	16,734	(557)	(3.2)
FHLB stock, at cost	6,745	(272)	(3.9)
Accrued interest receivable	3,265	(433)	(11.7)
Deferred tax assets, net	8,338	(6,497)	(43.8)
OREO	9,283	(2,182)	(19.0)
Prepaid expenses and other assets	4,271	690	19.3
Total assets	$936,997	$16,018	1.7%

Interest-earning deposits increased $48.6 million partially as a result of $27.2 million in cash flow from the investments available-for-sale portfolio for calls, sales, and scheduled principal repayments. In addition, the increase in interest-earning deposits reflects liquidity provided by a $16.5 million increase in FHLB advances and $54.4 million increase in brokered certificates of deposit, partially offset by a decrease in retail deposits of $52.4 million.

Our investments available-for-sale decreased $24.0 million, or 16.6% to $120.4 million at December 31, 2014 from $144.4 million at December 31, 2013. During the year ended December 31, 2014, we sold a $5.0 million variable rate security and had a call redemption on a $1.4 million tax-exempt municipal bond. Gross proceeds from the sale was $5.0 million with a net loss of $20,000. During the year ended December 31, 2014, we purchased two securities for a total of $2.1 million. The anticipated yields on the securities purchased during the year were 2.20% while the security sold had a yield of 0.15%. The underlying collateral of the purchased bonds qualify for the Community Reinvestment Act ("CRA") and were purchased to support our CRA compliance efforts. This investment portfolio activity resulted in an increase of the effective duration of the portfolio to 2.40% at December 31, 2014, as compared to 1.64% at December 31, 2013. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank's portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank's investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Net loans receivable remained relatively unchanged, increasing $785,000 during 2014, to $663.9 million. However, the composition of loans receivable changed, reflecting our focus on short-term higher yielding construction and land development loans. Construction and land development loans increased $20.4 million or 67%, representing 7.2% of our gross loan portfolio at December 31, 2014, as compared to 4.5% at December 31, 2013. The increase in construction and land development loans was predominantly related to "in-fill" one-to-four family speculative construction projects in selective urban areas that have high levels of nearby amenities. Subject to market conditions, we anticipate continuing to increase our construction and land development loans as a percentage of our total loan portfolio during 2015.

The quality of our loan portfolio continued to improve during 2014 as our nonperforming loans decreased to $1.3 million at December 31, 2014 from $4.0 million at December 31, 2013. Nonperforming loans as a percent of our total loan portfolio, net of LIP, was 0.20% and 0.59% at December 31, 2014 and 2013, respectively. Adversely classified loans decreased to $10.2 million at December 31, 2014, from $14.4 million at December 31, 2013. The following table presents a breakdown of our nonperforming assets:

	December 31,		Amount of Change	Percent of Change
	2014	2013
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$830	$2,297	$(1,467)	(63.9)%
Multifamily	—	233	(233)	(100.0)
Commercial real estate	434	1,198	(764)	(63.8)
Construction/land development	—	223	(223)	(100.0)
Consumer	75	44	31	70.5
Total nonperforming loans	1,339	3,995	(2,656)	(66.5)
OREO	9,283	11,465	(2,182)	(19.0)
Total nonperforming assets	$10,622	$15,460	$(4,838)	(31.3)%

We continued to focus on reducing our nonperforming assets through loan work outs, foreclosures, short-sales, and acceptance of deeds in lieu of foreclosure. Foregone interest during the year ended December 31, 2014 relating to nonperforming loans totaled $126,000. There were no LIP related to nonperforming loans at December 31, 2014 or 2013. OREO decreased $2.2 million to $9.3 million at December 31, 2014, from $11.5 million at December 31, 2013 as we continue to sell our inventory of foreclosed real estate. We foreclosed or accepted deeds in lieu of foreclosure on $1.8 million of real estate during 2014, as compared to $6.5 million during 2013 and $12.1 million in 2012. The number of properties that transferred into OREO has decreased considerably compared to previous years and, consequently, the number of properties that we sold has also declined. During 2014, we transferred six properties into OREO, compared to 15 properties during 2013 and 35 properties during 2012. Sales of OREO in 2014 totaled 12 properties, as compared to 43 properties in 2013, and 89 properties in 2012. The decline in both the transfer of properties into OREO and the sale of OREO properties was a result of our efforts to identify the problem loans within our portfolio and take prompt appropriate actions to turn these nonperforming assets into performing assets.

Deposits. During the year ended December 31, 2014, deposits increased $2.1 million to $614.2 million as compared to $612.1 million at December 31, 2013. Retail certificates of deposit decreased $52.2 million as we continued to reduce higher cost certificates of deposit by competing slightly less aggressively on certain deposit interest rates. To offset this decrease, management implemented a strategy of generating funds through national brokered certificates of deposit. This new source of funds added $54.4 million of certificates of deposit as of December 31, 2014. While these certificates carry a higher cost of funds than retail certificates, they range in maturity from four to six years with a call option six months after issuance. The longer term nature of these brokered deposits, along with their enhanced features, compared to retail certificates of deposit, assist us in our interest rate risk management efforts. Also contributing to our efforts to reduce our cost of funds, a $4.7 million decrease in NOW accounts was partially offset by a $3.7 million increase in noninterest checking accounts. In addition, statement savings accounts increased $3.5 million while higher cost money market accounts decreased $2.6 million.

Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk and to leverage our balance sheet. Total advances at December 31, 2014 were $135.5 million as compared to $119.0 million at December 31, 2013. During the year ended December 31, 2014, we match funded a commercial real estate loan and a multifamily loan by obtaining advances of $10.0 million and $6.5 million, respectively, both of which qualified for interest rate discounts from the FHLB under its Community Investment Program, which support loans for low to moderate income housing and community development. The weighted average rate of our FHLB advances decreased to 0.91% for the year ended December 31, 2014, as compared to 1.08% for the year ended December 31, 2013.

Stockholders’ Equity. Total stockholders’ equity decreased $3.0 million, or 1.6% to $181.4 million at December 31, 2014 from $184.4 million at December 31, 2013. Retained earnings increased $7.7 million due to net income of $10.7 million for 2014, and $2.9 million of dividends paid to shareholders. Additional paid-in-capital decreased $17.6 million due to the repurchase and retirement of 1,594,033 shares of common stock at an average price of $11.02 per share, including commissions, partially offset by a $3.6 million increase due to the exercise of 369,275 shares of stock options.

Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013

Net Interest Income. Net interest income in 2014 was $32.4 million, a $1.4 million or 4.5% increase from $31.0 million in 2013. The increase was attributable to a $1.3 million decrease in interest expense partially offset by a $150,000 increase in interest income. Average interest-earning assets increased $18.8 million to $860.5 million for the year ended December 31, 2014 from the year ended December 31, 2013 primarily due to increases in the average balance of our net loans receivable and interest-earning deposits of $22.1 million and $16.0 million, respectively. However, the yield on total interest earning assets decreased eight basis points, primarily due to a 17 basis point decrease in the yield on our loan portfolio. Although our average interest-bearing liabilities increased $19.1 million to $710.3 million for 2014, primarily due to increased borrowings from the FHLB and the addition of brokered certificates of deposit, which were partially offset by declines in retail certificates of deposit, the cost of funds decreased 21 basis points during 2014, primarily due to a 32 basis point decline in the cost of retail certificates of deposit. This improvement in rates more than offset the impact of the average balance growth, which contributed to the growth in net interest income. Our interest rate spread for the year ended December 31, 2014 increased 13 basis points to 3.62% compared to 3.49% for 2013 as the decrease in our average cost of funds outweighed the decrease in our yield on interest earning assets. Our net interest margin for 2014 increased nine basis points to 3.77%, from 3.68% in 2013.

Interest Income. Total interest income increased $150,000 to $38.7 million for the year ended December 31, 2014 from $38.5 million for the year ended December 31, 2013. The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014		2013		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$675,353	5.37%	$653,238	5.54%	$73
Investments available-for-sale	131,474	1.74	150,507	1.49	37
Interest-earning deposits	46,776	0.25	30,749	0.26	36
FHLB stock	6,899	0.10	7,170	0.04	4
Total interest-earning assets	$860,502	4.50%	$841,664	4.58%	$150

Interest income from net loans receivable increased $73,000 to $36.3 million for the year ended December 31, 2014. The increase was due to a $22.1 million increase in the average balance of net loans receivable partially offset by a 17 basis point decrease in the average loan yield. Our new loan originations were generally at lower rates than our existing loans that were paid off or transferred to OREO, resulting in an overall lower yield in the portfolio.

Interest income from investments available-for-sale increased $37,000 even though the average balance of these investments decreased by $19.0 million. Our yield on investments available-for-sale increased by 25 basis points from 2013 to 2014. During 2014, we purchased two fixed rate securities with expected yield of 2.20% and sold a variable rate security yielding 0.15%.

Interest income on interest-bearing deposits increased $36,000 during the year ended December 31, 2014 due almost entirely to the $16.0 million increase in the average balance of these deposits. The rate earned on these funds remained stable from 2013 to 2014 with a one basis point decrease in our yield.

Interest Expense. The following table details average balances, cost of funds and the resulting decrease in interest expense for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014		2013		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW accounts	$21,044	0.11%	$17,890	0.17%	$(7)
Statement savings accounts	22,580	0.13	18,878	0.16	(1)
Money market accounts	140,147	0.22	148,904	0.20	21
Certificates of deposit, retail	381,736	1.15	437,720	1.47	(2,055)
Certificates of deposit, brokered	15,928	1.95	—	—	311
Advances from the FHLB	128,839	0.91	67,796	1.08	446
Total interest-bearing liabilities	$710,274	0.88%	$691,188	1.09%	$(1,285)

Total interest expense for the year ended December 31, 2014 decreased $1.3 million or 17.1% to $6.2 million from $7.5 million in 2013. The decline in our interest expense is the result of an overall decrease of 21 basis points in our average cost of funds, partially offset by an increase of $19.1 million in our average interest bearing liabilities. Retail certificates of deposit drove the decline, accounting for $2.1 million of the decrease in interest expense for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The average cost for retail certificates of deposit decreased 32 basis points to 1.15% during 2014. In addition, the average balance of retail certificates of deposit decreased by $56.0 million as higher priced certificates were not renewed at maturity. Partially offsetting this decrease in interest expense, was $311,000 in interest expense related to $54.4 million in brokered certificates of deposit acquired during the third and fourth quarters of 2014 at an average rate of 1.95% for the year. In addition, interest expense for FHLB advances increased $446,000 as a result of a $61.0 million increase in average FHLB advances, partially offset by a 17 basis point reduction in the average cost of FHLB advances.

Provision for Loan Losses. We recorded a recapture of $2.1 million of the provision for loan losses for the year ended December 31, 2014, reflecting continued improvement in the risk profile of our loan portfolio. Much of the decrease in the provision was related to loan upgrades in the commercial real estate portfolio, due to loan upgrades and the payoff on a $5.0 million loan that was internally classified as "special mention", reducing the general reserve requirement in our ALLL calculations. Improvements in the risk ratings of our one-to-four family residential portfolio contributed a significant portion of the recapture. In addition, specific reserves decreased $965,000 during 2014 due to improved collateral valuations, improvements in expected cash flows, and a 13.3% decline in our impaired loan portfolio. The weighted-average historical loss factor, which is an element within the loss calculation of the provision for loan losses also decreased over the prior four year period as charge-offs decreased.

As of December 31, 2014, nonperforming loans, net of LIP, totaled $1.3 million as compared to $4.0 million at December 31, 2013. Nonperforming loans as a percent of total loans was 0.20% at December 31, 2014, compared to 0.59% at December 31, 2013. Of our nonperforming loans, $830,000 related to the one-to-four family residential loan portfolio, $434,000 related to the commercial real estate loan portfolio, and $75,000 related to consumer loans.

We believe that we use the best information available to establish the ALLL, and that the ALLL as of December 31, 2014, was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process that which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The ALLL was $10.5 million or 1.55% of total loans outstanding, net of LIP, at December 31, 2014 as compared to $13.0 million or 1.91% of total loans outstanding, net of LIP, at December 31, 2013. The ALLL represented 783.5% of nonperforming loans at December 31, 2014 compared to 325.3% at December 31, 2013. The following table details activity and information related to the ALLL for the years ended December 31, 2014 and 2013. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Years Ended December 31,
	2014	2013
	(Dollars in thousands)
ALLL balance at beginning of year	$12,994	$12,542
Recapture of provision for loan losses	(2,100)	(100)
Charge-offs	(642)	(1,596)
Recoveries	239	2,148
ALLL balance at end of year	$10,491	$12,994
ALLL as a percent of total loans	1.55%	1.91%
ALLL as a percent of nonperforming loans	783.50	325.26
Total nonperforming loans	$1,339	$3,995
Nonperforming loans as a percent of total loans	0.20%	0.59%
Total loans receivable	$677,033	$678,727
Total loans originated	154,497	157,012

Noninterest Income. Noninterest income decreased $393,000 to $498,000 for the year ended December 31, 2014 from $891,000 for 2013. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2014	Change from December 31, 2013	Percentage Change
	(Dollars in thousands)
Service fees on deposit accounts	$81	$(2)	(2.4)%
Loan service fees	186	21	12.7
Loss on sale of investments	(20)	18	47.4
Servicing rights, net	3	59	105.4
Other	248	(489)	(66.4)
Total noninterest income	$498	$(393)	(44.1)%

The decrease in noninterest income for the year ended December 31, 2014 from the prior year was primarily due to the sale of investment property in 2013 that resulted in a $325,000 gain and had generated $82,000 in rental income in 2013. In addition, we had $60,000 in income in 2013 from forfeited earnest money by a prospective purchaser of an OREO property.

Noninterest Expense. Noninterest expense decreased $2.6 million to $18.5 million for the year ended December 31, 2014 from $21.1million for 2013. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2014	Change from December 31, 2013	Percentage Change
	(Dollars in thousands)
Salaries and employee benefits	$11,987	$(1,979)	(14.2)%
Occupancy and equipment	1,347	(23)	(1.7)
Professional fees	1,540	(79)	(4.9)
Data processing	681	4	0.6
Loss on sales of OREO property, net	86	1,198	(107.7)
OREO market value adjustments	393	(10)	(2.5)
OREO-related expenses, net	190	(411)	(68.4)
Regulatory assessments	396	(297)	(42.9)
Insurance and bond premiums	401	(117)	(22.6)
Proxy contest and related litigation	—	(106)	(100.0)
Marketing	97	(7)	(6.7)
Prepayment penalty on FHLB advances	—	(679)	(100.0)
Other general and administrative	1,385	(73)	(5.0)
Total noninterest expense	$18,503	$(2,579)	(12.2)%

The decrease in noninterest expense during 2014, compared to 2013, was primarily due to a decrease of $2.0 million in salaries and employee benefits. Salaries and employee benefits decreased $713,000 due to a reduction in staff and in severance payouts related to management changes in 2013. In addition, stock compensation expense decreased $1.0 million as the largest group of participants became fully vested in their previously granted stock awards during 2013. Costs to fund the Company's retirement plan also decreased by $416,000 in 2014 due to the freezing of the defined benefit plan in 2013.

Additionally, OREO related expenses decreased $411,000 as the number of OREO properties decreased from 21 properties at December 31, 2013, to 15 properties at December 31, 2014. Noninterest expense also benefited from the absence of prepayment penalties on FHLB advances, as we incurred $679,000 in penalties from the prepayment of high costing FHLB advances during 2013. These decreases were partially offset by a $1.2 million change in the net gain or loss on sales of OREO property, with an $86,000 net loss on the sales of OREO properties during 2014, compared to a net gain of $1.1 million on the sale of OREO properties during 2013.

Federal Income Tax Expense. As a result of $16.5 million in pre-tax net income, we had a federal income tax provision of $5.9 million for the year ended December 31, 2014. The provision is based on a 35% tax rate, adjusted for permanent and temporary differences. During the year ended December 31, 2013, we recognized a federal income tax benefit of $13.5 million, primarily due to the reversal of $13.9 million in the deferred tax asset valuation allowance. With the Company's return to profitability, it was determined that maintaining the full valuation allowance on our deferred tax asset was no longer appropriate as it was more likely than not that the deferred tax asset would be realized in future periods. The net deferred tax asset at December 31, 2014 of $8.3 million includes a $450,000 valuation allowance relating to the net capital loss on the sale of an investment.

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

Assets. The following table details the changes in the composition of our assets from at December 31, 2013 from December 31, 2012.

	Balance at December 31, 2013	Change from December 31, 2012	Percentage Change
	(Dollars in thousands)
Cash on hand and in banks	$6,074	$1,785	41.6%
Interest-earning deposits	49,501	(33,951)	(40.7)
Investments available for sale, at fair value	144,364	(7,898)	(5.2)
Loans receivable, net	663,153	12,685	2.0
Premises and equipment, net	17,291	(782)	(4.3)
FHLB stock, at cost	7,017	(264)	(3.6)
Accrued interest receivable	3,698	214	6.1
Deferred tax assets, net	14,835	13,835	1,383.5
OREO	11,465	(5,882)	(33.9)
Prepaid expenses and other assets	3,581	(1,418)	(28.4)
Total assets	$920,979	$(21,676)	(2.3)%

Interest-earning deposits, investments available-for-sale and OREO decreased $33.9 million, $7.9 million, and $5.9 million, respectively. Funds received were utilized to reduce our customer interest-bearing deposits by $58.2 million as part of our strategy to reduce our total assets, mainly cash, and to reduce higher-cost certificates of deposit.

Net loans receivable increased $12.7 million to $663.2 million at December 31, 2013 compared to $650.5 million at December 31, 2012. Loan originations for the year ended December 31, 2013, totaled $157.0 million, an increase of $38.2 million from the year ended December 31, 2012. The increase in our net loan portfolio was primarily the result of loan originations exceeding repayments due to normal borrower activity, charge-offs, and transfers to OREO. Loan originations increased primarily as a result of increased loan demand during 2013 and a renewed emphasis on loan originations by our staff. Loan originations included $61.3 million in commercial real estate, $50.9 million in one-to-four family residential, $24.5 million in multifamily, and $15.4 million in construction and land development loans. We also originated $3.9 million in consumer and $1.1 million in business loans. Loan repayments during 2013 were $132.6 million and loans transferred to OREO totaled $6.5 million.

Our investments available-for-sale decreased $7.9 million, or 5.2% to $144.4 million at December 31, 2013 from $152.3 million at December 31, 2012. During the year ended December 31, 2013, we sold $45.2 million of investments. Gross proceeds from the sales were $45.1 million with net losses of $38,000. During the year ended December 31, 2013, we purchased $69.0 million of investments that included $51.4 million of fixed-rate securities and $17.6 million in variable-rate securities. The anticipated yields on the securities purchased during the year range from 0.90% to 3.03% as compared to the low current yields on the securities sold that ranged from 0.18% to 0.48%. These trades were based on management's assessment of the opportunities presented by the yield curve in effect at the time of the transactions, and the belief that the anticipated returns from holding longer term securities justified the additional interest rate risk. The investment portfolio activity during the year ended December 31, 2013, resulted in an increase of the effective duration of the portfolio to 1.64 at December 31, 2013 as compared to 0.91 at December 31, 2012.

Our nonperforming loans decreased to $4.0 million at December 31, 2013 from $22.8 million at December 31, 2012. Nonperforming loans as a percent of our total loan portfolio, net of LIP, was 0.59% and 3.42% at December 31, 2013, and 2012, respectively. Adversely rated loans decreased to $36.6 million at December 31, 2013, from $51.6 million at December 31, 2012. The following table presents a breakdown of our nonperforming assets:

	December 31,		Amount of Change	Percent of Change
	2013	2012
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$2,297	$6,248	$(3,951)	(63.2)%
Multifamily	233	4,711	(4,478)	(95.1)
Commercial real estate	1,198	6,274	(5,076)	(80.9)
Construction/land development	223	4,767	(4,544)	(95.3)
Consumer	44	759	(715)	(94.2)
Total nonperforming loans	3,995	22,759	(18,764)	(82.4)
OREO	11,465	17,347	(5,882)	(33.9)
Total nonperforming assets	$15,460	$40,106	$(24,646)	(61.5)%

We continued to focus on reducing our nonperforming assets through foreclosures, short-sales and accepting deeds in lieu of foreclosure. Foregone interest during the year ended December 31, 2013 relating to all nonperforming loans totaled $650,000. There were no LIP related to nonperforming loans at December 31, 2013, or 2012. OREO decreased $5.9 million or 33.9% to $11.5 million at December 31, 2013, from $17.3 million at December 31, 2012 as we continue to sell our inventory of foreclosed real estate. We foreclosed or accepted deeds in lieu of foreclosure on $6.5 million of real estate during 2013 and $12.1 million during 2012. The number of properties that have been transferred into OREO has decreased considerably compared to previous years and the number of properties that we have sold has also declined. During 2013, we transferred 15 properties into OREO, compared to 35 properties during 2012 and 95 properties during 2011. Sales of OREO in 2013 totaled 43 properties, as compared to 89 properties in 2012 and 121 properties in 2011. The decline in both the transfer of properties into OREO and the sale of OREO properties was a result of our efforts to identify the problem loans within our portfolio and take prompt appropriate actions to turn these nonperforming assets into performing assets.

Deposits. During the year ended December 31, 2013, deposits decreased $53.7 million to $612.1 million, as compared to $665.8 million at December 31, 2012. The decrease in deposits was primarily the result of our strategy to utilize our excess liquidity, mainly cash, to reduce higher-cost deposits by competing less aggressively on deposit interest rates. We also believe customers who were more interest rate sensitive elected to withdraw their funds to invest in higher yielding investment products, and contributed to the decline in our deposit balance. We experienced decreases in our certificates of deposit and money market accounts of $53.3 million and $16.5 million, respectively. These decreases were partially offset by increases in our NOW, statement savings, and noninterest-bearing accounts of $9.5 million, $2.1 million, and $4.5 million, respectively. Public funds increased to $10.8 million (of which $10.6 million were certificates of deposit) at December 31, 2013, from $1.8 million (of which $1.7 million were certificates of deposit) at December 31, 2012. We did not have any brokered deposits at December 31, 2013, and 2012.

Advances. Total advances at December 31, 2013 were $119.0 million as compared to $83.1 million at December 31, 2012. During the year ended December 31, 2013, we restructured our FHLB advances by prepaying $33.1 million with a weighted-average interest rate of 2.93% and borrowing a three year $34.0 million fixed-rate FHLB advance at a rate of 0.81%. In addition, during the year ended December 31, 2013, we repaid a $50.0 million maturing FHLB advance with an interest rate of 2.17% and borrowed $40.0 million in FHLB fixed-rate advances at an average rate of 79 basis points.

Stockholders’ Equity. Total stockholders’ equity decreased $2.8 million, or 1.5%, to $184.4 million at December 31, 2013 from $187.1 million at December 31, 2012. The decrease in stockholders' equity was partially due to $28.1 million to repurchase and retire common stock, and a decline of $2.8 million in accumulated other comprehensive income representing unrecognized losses on investment securities, net of tax. These decreases were partially offset by net income of $24.5 million and $4.4 million attributable to share-based compensation and issuance of stock related to the exercise of stock options.

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

	Year Ended December 31,
	2013		2012		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$653,238	5.54%	$663,227	5.87%	$(2,749)
Investments available-for-sale	150,507	1.49	143,722	1.49	107
Interest-earning deposits	30,749	0.26	134,855	0.27	(288)
FHLB stock	7,170	0.04	7,391	—	3
Total interest-earning assets	$841,664	4.58%	$949,195	4.37%	$(2,927)

Our total interest income for 2013 decreased $2.9 million, or 7.1% to $38.5 million from $41.5 million as compared to the same period of 2012 primarily as a result of the decline in the yield and average balance of our loan portfolio.

Interest income from net loans receivable decreased $2.7 million to $36.2 million for the year ended December 31, 2013 from $39.0 million for the year ended December 31, 2012. The primary reason for the decline was due to a 33 basis point decrease in the average loan yield to 5.54% for the year ended December 31, 2013 from 5.87% in 2012, resulting in a $2.2 million decrease in interest income. In addition, a $10.0 million decrease in the average loan balance to $653.2 million accounted for $588,000 of the reduction in loan interest income from December 31, 2013 and December 31, 2012. Our new loan originations were at much lower rates than the existing loans that were being paid off or transferred to OREO, resulting in an overall lower yield in the portfolio.

Interest income on interest-bearing deposits decreased $288,000 during the year ended December 31, 2013 primarily due to a decrease of $104.1 million in the average balance of interest-bearing deposits compared to 2012.

Interest Expense. The following table details average balances, cost of funds and the resulting decrease in interest expense for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW accounts	$17,890	0.17%	$14,473	0.15%	$9
Statement savings accounts	18,878	0.16	17,976	0.20	(5)
Money market accounts	148,904	0.20	164,533	0.28	(175)
Certificates of deposit, retail	437,720	1.47	523,527	1.85	(3,226)
Advances from the FHLB	67,796	1.08	83,067	2.47	(1,323)
Total interest-bearing liabilities	$691,188	1.09%	$803,576	1.52%	$(4,720)

Total interest expense for the year ended December 31, 2013 decreased $4.7 million or 38.5% to $7.5 million from $12.2 million in 2012. The decline in interest expense resulted from a $2.7 million decrease in our cost of funds during the year ended December 31, 2013, as compared to 2012 while the decrease in the average balance of interest-bearing liabilities resulted in a $2.0 million decrease in interest expense. Our overall average cost of funds decreased to 1.09% for 2013 from 1.52% in 2012. The decline in the average cost of our certificates of deposit that accounted for $3.2 million of the $4.7 million decline in total interest expense was primarily due to a decrease in the average rate paid on the certificates of deposit from 1.85% in 2012 to 1.47% in 2013, due primarily to maturing certificates repricing to lower rates. The average balance of certificates of deposit decreased $85.8 million to $437.7 million at December 31, 2013 from $523.5 million at December 31, 2012, accounting for $1.6 million of the decrease in interest expense as a number of certificates of deposit were not renewed at maturity. Interest expense related to our FHLB advances decreased $1.3 million, primarily due to a 139 basis point decline in the average rate paid for these advances to 1.08% for 2013, from 2.47% for 2012 resulting from the refinance and prepayment of certain advances during the year, as discussed above. As a result of this restructuring, the cost of FHLB advances declined by $945,000. In addition, the average balance of FHLB advances decreased to $67.8 million during the year ended December 31, 2013, as compared to $83.1 million during the year ended December 31, 2012, resulting in a $378,000 reduction in interest expense. Our interest rate spread for 2013 was 3.49% as compared to 2.85% in 2012. Our net interest margin increased to 3.68% in 2013 as compared to 3.08% in 2012.

Provision for Loan Losses. The Bank recorded a recapture of $100,000 against the provision for loan losses for the year ended December 31, 2013. The decrease in the provision during 2013 was attributable to improved credit metrics as reflected by the decrease in the level of nonperforming and classified loans, and net loan recoveries and also reflects the increase in size and change in composition of our total loan portfolio. The comparable provision for loan losses for the year ended December 31, 2012 totaled $3.1 million. Delinquent loans, loans over 30 days past due, were $4.3 million at December 31, 2013, decreasing $16.6 million from December 31, 2012.

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

	At or For the Years Ended December 31,
	2013	2012
	(Dollars in thousands)
ALLL balance at beginning of period	$12,542	$16,559
(Recapture of provision) provision for loan losses	(100)	3,050
Charge-offs	(1,596)	(9,591)
Recoveries	2,148	2,524
ALLL balance at end of period	12,994	12,542
ALLL as a percent of total loans	1.91%	1.89%
ALLL as a percent of nonperforming loans	325.26	55.11
Total nonperforming loans	$3,995	$22,759
Nonperforming loans as a percent of total loans	0.59%	3.42%
Total loans receivable	$678,727	$665,067
Total loans originated	157,012	118,783

Noninterest Income. Noninterest income decreased $83,000 to $891,000 for the year ended December 31, 2013 from $974,000 for 2012. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2013	Change from December 31, 2012	Percentage Change
	(Dollars in thousands)
Service fees on deposit accounts	$83	$(1)	(1.2)%
Loan service fees	165	(124)	(42.9)
Loss on sale of investments	(38)	(339)	(112.6)
Servicing rights, net	(56)	(10)	21.7
Other	737	391	113.0
Total noninterest income	$891	$(83)	(8.5)%

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

Noninterest Expense. Noninterest expense decreased $4.4 million to $21.1 million for the year ended December 31, 2013, from $25.4 million for 2012. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2013	Change from December 31, 2012	Percentage Change
	(Dollars in thousands)
Salaries and employee benefits	$13,966	$50	(0.4)%
Occupancy and equipment	1,370	(182)	(11.7)
Professional fees	1,619	(231)	(12.5)
Data processing	677	(24)	(3.4)
(Gain) on sales of OREO property, net	(1,112)	(505)	83.2
OREO market value adjustments	403	(1,643)	(80.3)
OREO-related expenses, net	601	(1,163)	(65.9)
Regulatory assessments	693	(311)	(31.0)
Insurance and bond premiums	518	69	15.4
Proxy contest and related litigation	106	(948)	(89.9)
Marketing	104	(123)	(54.2)
Prepayment penalty on FHLB Advances	679	679	—
Other general and administrative	1,458	(16)	(1.1)
Total noninterest expense	$21,082	$(4,348)	(17.1)%

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

Average Balances, Interest and Average Yields/Cost

The following table presents information regarding average balances of assets and liabilities as well as interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spreads, net interest margins and the ratio of average interest-earning assets to average interest-bearing liabilities. Average balances have been calculated using the average daily balances during the period. Interest and dividends are not reported on a tax equivalent basis.

	Year Ended December 31,
	2014			2013			2012
	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
Loans receivable, net	$675,353	$36,280	5.37%	$653,238	$36,207	5.54%	$663,227	$38,956	5.87%
Investments available-for-sale	131,474	2,287	1.74	150,507	2,250	1.49	143,722	2,143	1.49
Interest-earning deposits	46,776	115	0.25	30,749	79	0.26	134,855	367	0.27
FHLB stock	6,899	7	0.10	7,170	3	0.04	7,391	—	—
Total interest-earning assets	860,502	38,689	4.50	841,664	38,539	4.58	949,195	41,466	4.37
Noninterest earning assets	49,946			53,454			53,771
Total average assets	$910,448			$895,118			$1,002,966
Interest-bearing liabilities
NOW accounts	$21,044	$23	0.11%	$17,890	$30	0.17%	$14,473	$21	0.15%
Statement savings accounts	22,580	30	0.13	18,878	31	0.16	17,976	36	0.20
Money market accounts	140,147	312	0.22	148,904	291	0.20	164,533	466	0.28
Certificates of deposit, retail	381,736	4,387	1.15	437,720	6,442	1.47	523,527	9,668	1.85
Certificates of deposit, brokered	15,928	311	1.95	—	—	—	—	—	—
Total deposits	581,435	5,063	0.87	623,392	6,794	1.09	720,509	10,191	1.41
Advances from the FHLB	128,839	1,178	0.91	67,796	732	1.08	83,067	2,055	2.47
Total interest-bearing liabilities	710,274	6,241	0.88	691,188	7,526	1.09	803,576	12,246	1.52
Noninterest bearing liabilities	17,576			17,393			14,453
Average equity	182,598			186,537			184,937
Total average liabilities and equity	$910,448			$895,118			$1,002,966
Net interest income		$32,448			$31,013			$29,220

Interest rate spread			3.62%			3.49%			2.85%
Net interest margin			3.77%			3.68%			3.08%
Ratio of average interest-
earning assets to average
interest-bearing liabilities	121.15%			121.77%			118.12%
________________
(1) The average loans receivable, net balances include nonaccruing loans.

Yields Earned and Rates Paid

The following table presents the weighted-average yields earned on our assets and the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets, for the dates indicated.

	December 31, 2014	Year Ended December 31,
		2014	2013	2012
Weighted-average yield on:
Loans receivable, net	5.07%	5.37%	5.54%	5.87%
Investment securities available-for-sale	1.83	1.74	1.49	1.49
FHLB stock	—	0.10	0.04	—
Interest-earning deposits	0.25	0.25	0.26	0.27
Total interest-earning assets	4.06	4.50	4.58	4.37
Weighted-average rate paid on:
NOW accounts	0.10	0.11	0.17	0.15
Statement savings accounts	0.14	0.13	0.16	0.20
Money market accounts	0.27	0.22	0.20	0.28
Certificates of deposit, retail	1.03	1.15	1.47	1.85
Certificates of deposit, brokered	1.75	1.95	—	—
Total interest-bearing deposits	0.85	0.87	1.09	1.41
Advances from the FHLB	0.95	0.91	1.08	2.47
Total interest-bearing liabilities	0.87	0.88	1.09	1.52
Interest rate spread	3.20	3.62	3.49	2.85
Net interest margin	N/A	3.77%	3.68%	3.08%
Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income. Information is provided with respect to: (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes in rate/volume are allocated proportionately to the changes in rate and volume.

	Year Ended December 31, 2014 Compared to December 31, 2013 Change in Interest			Year Ended December 31, 2013 Compared to December 31, 2012 Change in Interest
	2014			2013
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(1,150)	$1,223	$73	$(2,161)	$(588)	$(2,749)
Investments available-for-sale	324	(287)	$37	—	107	107
Interest-earning deposits	(5)	41	$36	(3)	(285)	(288)
FHLB stock	4	—	$4	3	—	3
Total net change in income on interest-
earning assets	(827)	977	150	(2,161)	(766)	(2,927)

Interest-bearing liabilities:
NOW accounts	$(12)	$5	$(7)	$4	$5	$9
Statement savings accounts	(7)	6	$(1)	(7)	2	(5)
Money market accounts	34	(13)	$21	(128)	(47)	(175)
Certificates of deposit, retail	(1,228)	(827)	$(2,055)	(1,651)	(1,575)	(3,226)
Certificates of deposit, brokered	—	311	$311	—	—	—
Advances from the FHLB	(218)	664	$446	(945)	(378)	(1,323)
Total net change in expense on interest-
bearing liabilities	(1,431)	146	(1,285)	(2,727)	(1,993)	(4,720)
Net change in net interest income	$604	$831	$1,435	$566	$1,227	$1,793

Asset and Liability Management and Market Risk

General. Our Board of Directors has approved an asset/liability management policy to guide management in maximizing interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk, and profitability. The policy established an Investment, Asset/Liability Committee ("ALCO") comprised of certain members of senior management and the Board of Directors. The Committee’s purpose is to communicate, coordinate and manage our asset/liability position consistent with our business plan and Board-approved policies. The ALCO meets quarterly to review various areas including:

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

We have utilized the following strategies in our efforts to manage interest rate risk:

•	we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets;

•	we have invested in securities with relatively short average lives, generally less than eight years;

•	we have added adjustable-rate securities to our investment portfolio; and

•	we have added brokered certificates of deposit with a call option as a new funding source.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income in varying rate environments. Management retains the services of Darling Consulting Group, LLC ("DCG") to assist in its interest rate risk and asset-liability management. DCG has over 30 years' experience in asset-liability management. Management and DCG use various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 31.1% of our total loans were comprised of adjustable-rate loans at December 31, 2014. At that date, $116,603, or 53.1%, of these loans with a weighted-average interest rate of 4.4% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. However, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

The assumptions we use are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. We use market data to determine prepayments and maturities of loans, investments and borrowings and use our own assumptions on deposit decay rates except for time deposits. Time deposits are modeled to reprice to market rates upon their stated maturities. We also assume that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates, based upon our historical deposit decay rates, which are substantially lower than market decay rates. We have demonstrated in the past that the tiering structure of our deposit accounts during changing rate environments results in relatively lower volatility and less than market rate changes in our interest expense for deposits. We tier our deposit accounts by balance and rate, whereby higher balances within an account earn higher rates of interest. Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers). When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon our analysis of our customer base, competitive factors, and historical experience.

Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100 basis points. Reductions of rates by 200 and 300 basis points were not reported due to the very low rate environment.

The following table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2014, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Interest Rate Simulation Impact on Net Interest Income for the year ending December 31, 2015
Basis Point Change in Rates	Net Interest Income	% Change

+300	$30,701	6.21%
+200	30,203	4.49
+100	29,619	2.47
Base	28,906	—
(100)	27,865	(3.60)

The following table illustrates the change in our net portfolio value (“NPV”) at December 31, 2014 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point Change in Rates (1)	Net Portfolio Value (1)			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (5)
	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)
	(Dollars in thousands)
+300	$172,911	$(30,631)	(15.05)%	19.64%	(3.22)%	$880,237
+200	183,545	(19,997)	(9.82)	20.31	(2.10)	903,841
+100	194,746	(8,796)	(4.32)	20.96	(0.92)	928,957
Base	203,542	—	—	21.39	—	951,738
(100)	205,085	1,543	0.76	21.16	0.16	969,034
__________

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

(2)	The increase or decrease in the estimated net portfolio value at the indicated interest rates compared to the net portfolio value assuming no change in interest rates.

(3)	Net portfolio value divided by the market value of assets.

(4)	The increase or decrease in the net portfolio value divided by the market value of assets.

(5)	The market value of assets represents the value of assets under the various interest rate scenarios and reflects the sensitivity of those assets to interest rate changes.

The net interest income and net portfolio value tables presented above are predicated upon a stable balance sheet with no growth or change in asset or liability mix. In addition, the net portfolio value is based upon the present value of discounted cash flows using our estimates of current replacement rates to discount the cash flows. The effects of changes in interest rates in the net interest income table are based upon a cash flow simulation of our existing assets and liabilities and assuming that delinquency rates would not change as a result of changes in interest rates, although there can be no assurance that this will be the case. Delinquency rates may change when interest rates change as a result of changes in the loan portfolio mix, underwriting conditions, loan terms or changes in economic conditions that have a delayed effect on the portfolio. Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as assumed. Also, a change in U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the Treasury yield curve would cause changes to the net portfolio value and net interest income other than those indicated above.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, scheduled loan and investment repayments, including interest payments, maturing loans and investment securities, and advances from the FHLB. These funds, together with equity, are used to fund loans, acquire investment securities and other assets, and fund continuing operations. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We believe that our current liquidity position, and our forecasted operating results are sufficient to fund all of our existing commitments.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Item 1. Business – Lending Activities.” At December 31, 2014, the total approved loan origination commitments outstanding amounted to $2.1 million. At the same date, the undisbursed portion of construction LIP totaled $27.4 million and unused lines of credit were $14.5 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. Certificates of deposit scheduled to mature in one year or less at December 31, 2014 totaled $184.1 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. In 2014, our posture was to be less aggressive in competing for certificates of deposit and public funds and focus on core deposit acquisition to reduce our cost of funds. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with First Savings Bank. As further funding sources, we had the ability at December 31, 2014 to borrow an additional $91.8 million from the FHLB and $50.0 million from unused lines of credit with other financial institutions to meet commitments and for liquidity purposes. See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices, or in a reasonable time frame, to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage our liquidity and funding requirements.

Our primary source of funds is our retail deposits. When retail deposits are not available to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to, advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased, and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs.

On a monthly basis, we estimate our liquidity sources and needs for the next six months. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset/Liability Management Committee in forecasting funding needs and investing opportunities.

Capital

Our total stockholders’ equity was $181.4 million at December 31, 2014. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2014, First Savings Bank exceeded all regulatory capital requirements. Regulatory capital ratios for First Savings Bank were as follows as of December 31, 2014: Total capital to risk-weighted assets was 19.56%; Tier 1 capital to risk-weighted assets was 18.30%; and Tier 1 capital to total assets was 11.79%. At December 31, 2014, First Savings Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. See Item 1, "Business – How We Are Regulated – Regulation and Supervision of First Savings Bank – Capital Requirements.”

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2014 and 2013, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at December 31, 2014.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$2,055	$2,055	$—	$—	$—
Unused portion of lines of credit	14,513	1,131	9,113	3,695	574
Undisbursed portion of construction loans	27,359	12,062	15,297	—	—
Total commitments	$43,927	$15,248	$24,410	$3,695	$574

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation or liquidity.

Among our contingent liabilities are exposures to limited recourse arrangements with respect to sales of whole loans and participation interests.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table presents a summary of significant contractual obligations as of December 31, 2014, maturing as indicated:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Deposits (1)	$385,655	$125,497	$96,239	$6,736	$614,127
Term debt	10,000	104,000	21,500	—	135,500
Other long-term liabilities (2)	219	383	383	1,442	2,427
Total contractual obligations	$395,874	$229,880	$118,122	$8,178	$752,054
___________

(1)	Deposit accounts with indeterminate maturities, such as noninterest bearing, NOW, savings and money market accounts are reflected as obligations due in less than one year.

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

The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of noninterest expense. Expense items such as employee compensation, employee benefits, and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in dollar value of the collateral securing loans that we have made. Our management is unable to determine the extent, if any, to which properties securing loans have appreciated in dollar value due to inflation.

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

We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Northwest, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Financial Northwest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Everett, Washington
March 9, 2015

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
Assets	2014	2013
Cash on hand and in banks	$5,920	$6,074
Interest-earning deposits	98,129	49,501
Investments available-for-sale, at fair value	120,374	144,364
Loans receivable, net of allowance of $10,491 and $12,994	663,938	663,153
Premises and equipment, net	16,734	17,291
Federal Home Loan Bank ("FHLB") stock, at cost	6,745	7,017
Accrued interest receivable	3,265	3,698
Deferred tax assets, net	8,338	14,835
Other real estate owned ("OREO")	9,283	11,465
Prepaid expenses and other assets	4,271	3,581
Total assets	$936,997	$920,979

Liabilities and Stockholders' Equity

Deposits
Interest-bearing deposits	$599,773	$601,446
Noninterest-bearing deposits	14,354	10,619
Total Deposits	614,127	612,065
Advances from the FHLB	135,500	119,000
Advance payments from borrowers for taxes and insurance	1,707	1,846
Accrued interest payable	142	88
Other liabilities	4,109	3,625
Total liabilities	755,585	736,624

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding
15,167,381 shares at December 31, 2014, and 16,392,139 shares at December 31, 2013	151	164
Additional paid-in capital	153,395	166,866
Retained earnings, substantially restricted	36,969	29,220
Accumulated other comprehensive loss, net of tax	(357)	(2,020)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(8,746)	(9,875)
Total stockholders' equity	181,412	184,355
Total liabilities and stockholders' equity	$936,997	$920,979

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)

	Year Ended December 31,
	2014	2013	2012
Interest income
Loans, including fees	$36,280	$36,207	$38,956
Investments available-for-sale	2,287	2,250	2,143
Interest-earning deposits with banks	115	79	367
Dividends on FHLB stock	7	3	—
Total interest income	$38,689	$38,539	$41,466
Interest expense
Deposits	5,063	6,794	10,191
FHLB advances	1,178	732	2,055
Total interest expense	$6,241	$7,526	$12,246
Net interest income	32,448	31,013	29,220
(Recapture of provision) provision for loan losses	(2,100)	(100)	3,050
Net interest income after (recapture of provision) provision for loan losses	$34,548	$31,113	$26,170
Noninterest income
Net (loss) gain on sale of investments	(20)	(38)	301
Other	518	929	673
Total noninterest income	$498	$891	$974
Noninterest expense
Salaries and employee benefits	11,987	13,966	13,916
Occupancy and equipment	1,347	1,370	1,552
Professional fees	1,540	1,619	1,850
Data processing	681	677	701
Loss (gain) on sale of OREO property, net	86	(1,112)	(607)
OREO market value adjustments	393	403	2,046
OREO related expenses, net	190	601	1,764
Regulatory assessments	396	693	1,004
Insurance and bond premiums	401	518	449
Proxy contest and related litigation	—	106	1,054
Marketing	97	104	227
Prepayment penalty on FHLB advances	—	679	—
Other general and administrative	1,385	1,458	1,474
Total noninterest expense	$18,503	$21,082	$25,430
Income before provision for federal income taxes	16,543	10,922	1,714
Federal income tax provision (benefit)	5,856	(13,543)	(999)
Net income	$10,687	$24,465	$2,713
Basic earnings per share	$0.72	$1.47	$0.15
Diluted earnings per share	$0.71	$1.46	$0.15
Weighted average number of common shares outstanding	14,747,086	16,580,882	17,643,978
Weighted average number of diluted shares outstanding	14,887,198	16,609,867	17,662,423

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$10,687	$24,465	$2,713

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities (net of tax provision (benefit) of $888, ($106), and $0 for 2014, 2013, and 2012, respectively)	1,650	(2,793)	538
Reclassification adjustment for net (gains) losses realized in income (net of tax benefit of $7, $13, and $0 for 2014, 2013, and 2012, respectively)	13	25	(301)
Other comprehensive income (loss), net of tax	$1,663	$(2,768)	$237
Total comprehensive income	$12,350	$21,697	$2,950

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax		Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2011	18,805,168	$188	$188,816	$3,937	$511	188	$(12,132)	$181,320
Total other comprehensive income, net of tax	—	—	—	2,713	237	—	—	2,950
Compensation related to stock options and restricted stock awards	—	—	1,987	—	—	—	—	1,987
Allocation of 112,853 ESOP shares	—	—	(269)	—	—	—	1,129	860
Balances at December 31, 2012	18,805,168	$188	$190,534	$6,650	$748	188	$(11,003)	$187,117
Total other comprehensive income, net of tax	—	—	—	24,465	(2,768)	—	—	21,697
Cash dividends declared and paid ($.12 per share)	—	—	—	(1,895)	—		—	(1,895)
Exercise of stock options	314,989	3	3,020	—	—		—	3,023
Repurchase and retirement of common stock	(2,728,018)	(27)	(28,063)	—	—		—	(28,090)
Compensation related to stock options and restricted stock awards	—	—	1,416	—	—	188	—	1,416
Allocation of 112,853 ESOP shares	—	—	(41)	—	—	—	1,128	1,087
Balances at December 31, 2013	16,392,139	$164	$166,866	$29,220	$(2,020)		$(9,875)	$184,355
Total other comprehensive income, net of tax	—	—	—	10,687	1,663	—	—	12,350
Cash dividends declared and paid ($.20 per share)				(2,938)				(2,938)
Exercise of stock options	369,275	3	3,608					3,611
Repurchase and retirement of common stock	(1,594,033)	(16)	(17,550)					(17,566)
Compensation related to stock options and restricted stock awards	—	—	384	—	—		—	384
Allocation of 112,854 ESOP shares	—	—	87	—	—		1,129	1,216
Balances at December 31, 2014	15,167,381	$151	$153,395	$36,969	$(357)		$(8,746)	$181,412

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$10,687	$24,465	$2,713
Adjustments to reconcile net income to net cash provided by operating activities
(Recapture of provision) provision for loan losses	(2,100)	(100)	3,050
OREO market value adjustments	393	403	2,046
Loss (gain) on sale of OREO property, net	86	(1,112)	(607)
Depreciation of premises and equipment	755	799	976
Net amortization of premiums and discounts on investments	1,389	1,863	1,678
Deferred federal income taxes (benefit)	5,602	(13,742)	(1,000)
Allocation of ESOP shares	1,216	1,087	860
Stock compensation expense	384	1,416	1,987
Net realized loss (gain) on sale of investments	20	38	(301)
Loss on disposal of building and equipment	11	—	12
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(690)	1,418	105
Net (decrease) increase in advance payments from borrowers for taxes and insurance	(139)	(340)	93
Accrued interest receivable	433	(214)	372
Accrued interest payable	54	(91)	(5)
Other liabilities	484	(685)	1,248
Net cash provided by operating activities	$18,585	$15,205	$13,227
Cash flows from investing activities:
Proceeds from sales and call of investments	6,430	45,137	23,756
Principal repayments on investments	20,818	27,009	21,383
Purchases of investments	(2,109)	(69,010)	(69,539)
Net (increase) decrease in loans receivable	(508)	(19,070)	37,646
Capital (expenditures) reimbursements related to OREO	(120)	(75)	16
Proceeds from sales of OREO properties	3,646	13,151	19,366
Net proceeds from sale or disposal of fixed assets	—	9	—
FHLB stock redemptions	272	264	132
Purchases of premises and equipment	(209)	(26)	(139)
Net cash provided by (used in) investing activities	$28,220	$(2,611)	$32,621
Cash flows from financing activities:
Net increase (decrease) in deposits	2,062	(53,732)	(122,868)
Advances from the Federal Home Loan Bank	16,500	119,010	110
Repayments of advances from the FHLB	—	(83,076)	(110)
Proceeds from stock options exercises	3,611	3,023	—
Repurchase and retirement of common stock	(17,566)	(28,090)	—
Dividends paid	(2,938)	(1,895)	—
Net cash used by financing activities	$1,669	$(44,760)	$(122,868)
continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net increase (decrease) in cash and cash equivalents	$48,474	$(32,166)	$(77,020)
Cash and cash equivalents at beginning of year	55,575	87,741	164,761
Cash and cash equivalents at end of year	$104,049	$55,575	$87,741

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,187	$7,617	$12,251
Federal income taxes	309	98	60
Noncash transactions:
Loans transferred to OREO, net of deferred loan fees and allowance for loan and lease losses ("ALLL")	1,823	6,485	12,124
Increase in valuation allowance for investments available-for-sale	2,558	(2,861)	237

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Description of Business

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. First Financial Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to First Savings Bank. First Financial Northwest is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve Bank of San Francisco (“FRB”) as the successor to the Office of Thrift Supervision (“OTS”). The Company has filed an application with the FRB to convert from a savings and loan holding company to a bank holding company, consistent with First Savings Bank's shift in focus from a traditional savings and loan association towards a full service, community bank. While we anticipate this conversion to be completed in the first calendar quarter of 2015, no assurance can be made regarding the timing. In addition, the completion of the conversion is subject to the receipt of all required regulatory approvals. First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

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

First Savings Bank is a community-based savings bank primarily serving King and, to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington through one full-service banking office located in Renton, Washington. First Savings Bank's business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business and consumer loans. The Bank's current business strategy includes an emphasis on one-to-four family residential, multifamily, commercial, and construction real estate lending.

Basis of Presentation and Use of Estimates

The accounting and reporting policies of First Financial Northwest and its subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”). In preparing the consolidated financial statements, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from these estimates. Material estimates particularly subject to change include the allowance for loan and lease losses (“ALLL”), other real estate owned (“OREO”), deferred tax assets and the fair values of financial instruments.

Consolidation

The accompanying consolidated financial statements include the accounts of First Financial Northwest and its wholly-owned subsidiaries First Savings Bank and First Financial Diversified Corporation (collectively, "the Company"). All significant intercompany balances and transactions between First Financial Northwest and its subsidiaries have been eliminated in consolidation.

Reclassification

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current consolidated financial statement presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income or stockholders' equity.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2014 for potential recognition or disclosure and determined there are no such events or transactions requiring recognition or disclosure.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

The Bank is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. The required reserve balance was $171,000 at December 31, 2014, and $68,000 at December 31, 2013.

Investments

Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. We had no held-to-maturity or trading securities at December 31, 2014, or 2013. Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity.

Investments are classified as available-for-sale if the Company intends to hold the securities for an indefinite period of time, but not necessarily to maturity. Investments available-for-sale are reported at fair value. Unrealized gains and losses on investments available-for-sale are excluded from earnings and are reported in other comprehensive income (loss), net of applicable taxes within the Consolidated Statement of Comprehensive Income (Loss). Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Amortization or accretion of purchase premiums and discounts are included in investment income using the level-yield method over the remaining period to contractual maturity. Dividend or interest income is recognized when it is earned.

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

All interest accrued but not collected on loans that are placed on nonaccrual is reversed against interest income. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are reasonably assured. In order to return a nonaccrual loan to accrual status, each loan is evaluated on a case-by-case basis. We evaluate the borrower's financial condition to ensure that future loan payments are reasonably assured. We also take into consideration the borrower's willingness and ability to make the loan payments and historical repayment performance. We require the borrower to make the loan payments consistently for a period of at least six months as agreed to under the terms of any modified loan agreement before we will consider reclassifying the loan to accrual status.

Allowance for Loan and Lease Losses (ALLL)

The ALLL is a valuation allowance for probable incurred credit losses. Losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Any subsequent recoveries are credited to the allowance.

The ALLL is evaluated on a regular basis by management and is based upon management's periodic review of the collectability of the loans and factors such as the nature and volume of the loan portfolio, historical loss considerations, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Troubled Debt Restructurings ("TDRs")

Certain loan modifications or restructurings are accounted for as TDRs. In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower's financial difficulties, a concession is granted to the borrower that the Company would not otherwise consider. Examples of these modifications or restructurings include advancement of maturity date, accepting interest only payments for a period of time, or granting an interest rate concession for a period of time. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. A loan that is determined to be classified as a TDR is generally reported as a TDR until the loan is paid in full or otherwise settled, sold, or charged-off.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation and amortization is 15 to 40 years for buildings and building improvements, and is three to seven years for furniture, fixtures, and equipment. Management reviews buildings, improvements and equipment for impairment on an annual basis or whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain a minimum level of investment in the Federal Home Loan Bank of Seattle (“FHLB”) stock, based on specified percentages of outstanding mortgages and the Bank's outstanding FHLB advances. Ownership of FHLB stock is restricted to the FHLB and member institutions. The Bank's investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value.

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

Reserve for Unfunded Commitments

Management maintains a reserve for unfunded commitments to absorb probable losses associated with our off-balance sheet commitments to lend funds such as approved but not yet funded loans, unused lines of credit, and the undisbursed portion of construction loans. Management determines the adequacy of the reserve based on reviews of individual exposures, current economic conditions, and other relevant factors. The reserve is based on estimates and ultimate losses may vary from the current estimates. The reserve is evaluated on a regular basis and necessary adjustments are reported in earnings during the period in which they become known. The reserve for unfunded commitments is included in the Other liabilities section of the consolidated balance sheets.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Federal Income Taxes

The Company files a consolidated Federal income tax return. Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized.

Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. A tax position that meets the “more likely than not” recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement.

At December 31, 2014 and 2013, the Company had no unrecognized tax benefits. The Company's policy is to recognize interest and penalties on unrecognized tax expenses or benefits in federal income tax expense in the Consolidated Income Statements. There were no interest and penalties for the years ended December 31, 2014 and 2013. The tax years subject to examination by the Internal Revenue Service (“IRS”) are the years ended December 31, 2014, 2013, 2012, and 2011.

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

Earnings Per Share (“EPS”)

Basic EPS is computed by dividing net income, reduced by earnings allocated to participating shares of restricted stock, by the weighted-average number of common shares outstanding during the period. As ESOP shares are committed to be released they become outstanding for EPS calculation purposes. ESOP shares not committed to be released are not considered outstanding. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted earnings per share reflects the weighted-average potential dilution that could occur if all potentially dilutive securities or other commitments to issue common stock were exercised or converted into common stock using the treasury stock method.

According to the provisions of ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. Certain of the Company's nonvested restricted stock awards qualify as participating securities.

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

Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on investments available-for-sale which are also recognized as separate components of equity, net of tax.

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

Segment Information

The Company's activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of attracting deposits from the general public and providing lending services. Substantially all income is derived from a diverse base of investments and commercial, construction, mortgage, and consumer lending activities.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013, and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.

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

In August 2014, FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. ASU 2014-14 addresses certain government-sponsored loan guarantee programs, such as those offered by the Federal Housing Administration (FHA) and the Department of Veterans Affairs (VA), where qualifying creditors can extend mortgage loans to borrowers with a guarantee that entitles the creditor to recover all or a portion of the unpaid principal balance from the government if the borrower defaults. The objective of this ASU is to reduce variations in practice by addressing the classification of foreclosed mortgage loans that are fully or partially guaranteed under government programs. Currently, some creditors reclassify those loans to real estate as with other foreclosed loans that do not have guarantees; others reclassify the loans to other receivables. The amendments affect creditors that hold government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA. The ASU is effective for annual and interim periods beginning after December 15, 2014. The adoption of this ASU will not have a material impact on the Company's consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The ASU eliminates from GAAP the concept of extraordinary items. Under subtopic 225-20, entities were required to separately classify, present, and disclose extraordinary events and transactions that were both unusual in nature and infrequent in occurrence. This amendment will save time and reduce costs for preparers, as well as alleviate uncertainty for auditors and regulators in evaluating potentially extraordinary items. The amendment is effective for fiscal years and interim reporting periods after December 15, 2015. It may be applied prospectively, and retrospectively to all reporting periods presented in the financial

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements. The adoption of ASU No. 2015-01 is not expected to have a material impact on the Company's consolidated financial statements.

Note 2 - Investments

The following tables summarize the amortized cost and fair value of investments available-for-sale at December 31, 2014, and 2013, and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$40,083	$863	$(30)	$40,916
Freddie Mac	21,442	526	(22)	21,946
Ginnie Mae	26,049	87	(122)	26,014
Municipal bonds	642	2	—	644
U.S. Government agencies	16,863	104	(151)	16,816
Corporate bonds	14,061	39	(62)	14,038
	$119,140	$1,621	$(387)	$120,374

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$46,234	$623	$(625)	$46,232
Freddie Mac	25,707	343	(194)	25,856
Ginnie Mae	34,403	63	(593)	33,873
Municipal bonds	2,043	6	(199)	1,850
U.S. Government agencies	23,222	123	(641)	22,704
Corporate bonds	14,079	36	(266)	13,849
	$145,688	$1,194	$(2,518)	$144,364

There were no investments classified as held-to-maturity at December 31, 2014, or 2013.

The amortized cost and estimated fair value of investments available-for-sale at December 31, 2014, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments are shown separately.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	13,615	13,533
Due after five years through ten years	15,102	15,048
Due after ten years	2,849	2,918
	31,566	31,499
Mortgage-backed investments	87,574	88,875
	$119,140	$120,374

Under Washington state law, in order to participate in the public funds program the Company is required to pledge 100% of the public deposits held in the form of eligible securities. Investments with a carrying value of $16.3 million and $21.3 million were pledged as collateral for public deposits at December 31, 2014, and 2013, respectively, both of which exceeded the minimum collateral requirements established by the Washington Public Deposit Protection Commission. At December 31, 2014, and 2013, there were no investments pledged as collateral for FHLB advances.

Sales of available-for-sale investments were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Proceeds	$4,980	$45,137	$23,756
Gross gains	—	11	307
Gross losses	(20)	(49)	(6)

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at December 31, 2014 and 2013.

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed investments:	(In thousands)
Fannie Mae	$—	$—	$1,456	$(30)	$1,456	$(30)
Freddie Mac	—	—	1,832	(22)	1,832	(22)
Ginnie Mae	1,883	(6)	9,952	(116)	11,835	(122)
U.S. Government agencies	545	—	8,096	(151)	8,641	(151)
Corporate bonds	1,496	(4)	5,942	(58)	7,438	(62)
	$3,924	$(10)	$27,278	$(377)	$31,202	$(387)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$27,429	$(625)	$—	$—	$27,429	$(625)
Freddie Mac	8,704	(155)	2,483	(39)	11,187	(194)
Ginnie Mae	16,617	(278)	12,730	(315)	29,347	(593)
Municipal bonds	—	—	1,201	(199)	1,201	(199)
U.S. Government agencies	7,702	(596)	4,955	(45)	12,657	(641)
Corporate bonds	8,796	(266)	—	—	8,796	(266)
	$69,248	$(1,920)	$21,369	$(598)	$90,617	$(2,518)

At December 31, 2014, the Company had 24 securities with a gross unrealized loss of $387,000 with a fair value of $31.2 million. At December 31, 2013, the Company had 44 securities with a gross unrealized loss of $2.5 million with a fair value of $90.6 million. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2014, and December 31, 2013, and determined that no OTTI was required.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an OTTI are written down to fair value. For equity securities, the write-down is recorded as a realized loss in noninterest income on the Company's Consolidated Income Statements. For debt securities, if the Company intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For the years ended December 31, 2014, and 2013, the Company did not have any OTTI losses on investments.

Note 3 - Loans Receivable

Loans receivable at December 31, 2014, and 2013 are summarized as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2014	2013
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$161,013	$158,797
Permanent non-owner occupied	112,180	121,877
Construction non-owner occupied	500	—
	273,693	280,674
Multifamily:
Permanent	116,014	106,152
Construction	4,450	12,360
	120,464	118,512
Commercial real estate:
Permanent	239,211	227,016
Construction	6,100	19,905
Land	2,956	1,831
	248,267	248,752
Construction/land development: (1)
One-to-four family residential	19,860	3,977
Multifamily	17,902	12,491
Commercial	4,300	6,726
Land development	8,993	7,461
	51,055	30,655

Business	3,783	1,142
Consumer	7,130	9,201
Total loans	704,392	688,936
Less:
Loans in process ("LIP")	27,359	10,209
Deferred loan fees, net	2,604	2,580
ALLL	10,491	12,994
Loans receivable, net	$663,938	$663,153
___________

(1)
Excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At December 31, 2014, the Company had $6.1 million, or 2.5% of the total commercial real estate portfolio, $4.5 million, or 3.7% of the total multifamily loans, and $500,000 or 0.2% of the total one-to-four family residential in these "rollover" type of loans. At December 31, 2013, the Company had $19.9 million, or 8.0% of the total commercial real estate portfolio and $12.4 million, or 10.4% of the total multifamily loans in these rollover type of loans. At December 31, 2014 and December 31, 2013, $3.0 million and $1.8 million, respectively, of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots when it does not intend to finance the construction as commercial real estate land loans.

At December 31, 2014, and 2013 there were no loans classified as held for sale.

Concentrations of Credit

Most of the Bank's lending activity occurs within the state of Washington. The primary market areas include King and to a lesser extent Pierce, Snohomish and Kitsap counties. The Company's loan portfolio consists of one-to-four family residential loans which comprised 38.9% of the total loan portfolio at December 31, 2014. Commercial real estate and multifamily loans were

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

35.3% and 17.1%, respectively, of the total loan portfolio at December 31, 2014, with construction/land development loans, consumer, and business loans accounting for the remaining 8.7% of the loan portfolio. Included in the one-to-four family residential, multifamily, commercial real estate, and construction/land development portfolios at December 31, 2014, were $20.8 million, $17.5 million, $34.3 million and $1.6 million of total loans, respectively, to the Company's five largest borrowing relationships.

The Company originates both adjustable and fixed interest rate loans. The composition of loans receivable at December 31, 2014, and 2013, was as follows:

December 31, 2014
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$39,649	Due within one year	$98,830
After one year through three years	70,416	After one year through three years	27,314
After three years through five years	128,142	After three years through five years	32,842
After five years through ten years	117,199	After five years through ten years	59,682
Thereafter	129,560	Thereafter	758
	$484,966		$219,426

December 31, 2013
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$38,226	Due within one year	$81,459
After one year through three years	50,788	After one year through three years	33,802
After three years through five years	135,933	After three years through five years	18,485
After five years through ten years	150,272	After five years through ten years	46,134
Thereafter	131,532	Thereafter	2,305
	$506,751		$182,185

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

ALLL. When the Company classifies problem assets as either substandard or doubtful, pursuant to Federal regulations, it may establish a specific reserve in an amount deemed prudent to address the risk specifically or may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to the particular problem assets. When an insured institution classifies problem assets as a loss, pursuant to Federal regulations, it is required to charge-off such assets in the period in which they are deemed uncollectible. The determination as to the classification of the Company's assets and the amount of valuation allowances is subject to review by bank regulators, who can require the establishment of additional loss allowances.

Loan grades are used by the Company to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful, or loss. The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency or stale financial information from the borrower and/or guarantors. Loans identified as criticized (watch and special mention) or classified (substandard, doubtful or loss) are subject to problem loan reporting every three months.

The following tables summarize changes in the ALLL and loan portfolio by type of loan and reserve method for the periods indicated.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$5,141	$1,377	$5,881	$399	$14	$182	$12,994
Charge-offs	(78)	—	(311)	(223)	—	(30)	(642)
Recoveries	50	—	174	—	10	5	239
(Recapture) provision	(1,419)	269	(1,147)	179	23	(5)	(2,100)
Ending balance	$3,694	$1,646	$4,597	$355	$47	$152	$10,491

General reserve	$2,894	$1,619	$4,268	$355	$47	$93	$9,276
Specific reserve	$800	$27	$329	$—	$—	$59	$1,215

Loans: (1)
Total Loans	$273,565	$120,271	$247,968	$24,316	$3,783	$7,130	$677,033
General reserve (2)	$229,827	$118,099	$238,416	$24,316	$3,783	$6,933	$621,374
Specific reserve (3)	$43,738	$2,172	$9,552	$—	$—	$197	$55,659
____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Year Ended December 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$5,562	$1,139	$5,207	$437	$30	$167	$12,542
Charge-offs	(456)	(346)	(98)	(582)	(13)	(101)	(1,596)
Recoveries	1,303	237	7	455	—	146	2,148
(Recapture) provision	(1,268)	347	765	89	(3)	(30)	(100)
Ending balance	$5,141	$1,377	$5,881	$399	$14	$182	$12,994

General reserve	$3,601	$1,292	$5,326	$399	$14	$182	$10,814
Specific reserve	$1,540	$85	$555	$—	$—	$—	$2,180

Loans: (1)
Total Loans	$280,674	$117,181	$247,402	$23,127	$1,142	$9,201	$678,727
General reserve (2)	$232,526	$114,740	$234,093	$22,904	$1,142	$9,157	$614,562
Specific reserve (3)	$48,148	$2,441	$13,309	$223	$—	$44	$64,165
_____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2014, total past due loans comprised 0.66% of total loans as compared to 0.63% at December 31, 2013.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables represent a summary at December 31, 2014, and 2013, of the aging of loans by type:

	Loans Past Due as of December 31, 2014
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$666	$575	$666	$1,907	$159,106	$161,013
Non-owner occupied	—	—	164	164	112,388	112,552
Multifamily	1,965	—	—	1,965	118,306	120,271
Commercial real estate	—	325	11	336	247,632	247,968
Construction/land development	—	—	—	—	24,316	24,316
Total real estate	2,631	900	841	4,372	661,748	666,120
Business	—	—	—	—	3,783	3,783
Consumer	—	75	—	75	7,055	7,130
Total	$2,631	$975	$841	$4,447	$672,586	$677,033
_________________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2014.
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
________________________
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

The following table is a summary of nonaccrual loans at December 31, 2014, and 2013 by type of loan:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2014	2013
	(In thousands)
One-to-four family residential	$830	$2,297
Multifamily	—	233
Commercial real estate	434	1,198
Construction/land development	—	223
Consumer	75	44
Total nonaccrual loans	$1,339	$3,995

Nonperforming loans, net of LIP, were $1.3 million and $4.0 million at December 31, 2014, and 2013, respectively. Foregone interest on nonaccrual loans for the years ended December 31, 2014, 2013, and 2012 were $126,000, $650,000 and $1.4 million, respectively.

The following tables summarize the loan portfolio at December 31, 2014, and 2013, by type and payment activity:

	December 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$272,735	$120,271	$247,534	$24,316	$3,783	$7,055	$675,694
Nonperforming (2)	830	—	434	—	—	75	1,339
Total	$273,565	$120,271	$247,968	$24,316	$3,783	$7,130	$677,033

____________

(1)	There were $160.3 million of owner-occupied one-to-four family residential loans and $112.4 million of non-owner occupied one-to-four family residential loans classified as performing.

(2)	There were $666,000 of owner-occupied one-to-four family residential loans and $164,000 of non-owner occupied one-to-four family residential loans classified as nonperforming.

(3)	Net of LIP.

	December 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$278,377	$116,948	$246,204	$22,904	$1,142	$9,157	$674,732
Nonperforming (2)	2,297	233	1,198	223	—	44	3,995
Total	$280,674	$117,181	$247,402	$23,127	$1,142	$9,201	$678,727

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

evaluation, any additional provision for loan loss or charge-offs that may be needed is recorded prior to the end of the financial reporting period.

A loan is considered impaired when it is determined that, based on current information and events, it is probable the Company will be unable to collect payments of principal or interest when due under the terms of the loan. When identifying loans as impaired, management takes into consideration factors which include payment history and status, collateral value, financial condition of the borrower and guarantor, if any, and the probability of collecting scheduled payments in the future. Minor payment delays and insignificant payment shortfalls typically do not result in a loan being classified as impaired. The significance of payment delays and shortfalls is considered by management on a case-by-case basis, after taking into consideration the circumstances surrounding the loan and the borrower, including payment history and the amounts of any payment shortfall, length and reason for delay, and the likelihood of a return to stable performance. Impairment is measured on a loan-by-loan basis for all loans in the portfolio.

There were no commitments to advance funds related to impaired loans at December 31, 2014, and 2013.

The following tables present a summary of loans individually evaluated for impairment at December 31, 2014, and 2013, by the type of loan:

	At or For the Year Ended December 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,308	$3,661	$—
Non-owner occupied	29,224	29,266	—
Multifamily	—	—	—
Commercial real estate	4,553	4,851	—
Construction/land development	—	—	—
Consumer	118	153	—
Total	37,203	37,931	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	2,554	2,624	121
Non-owner occupied	8,652	8,704	679
Multifamily	2,172	2,172	27
Commercial real estate	4,999	4,999	329
Consumer	79	79	59
Total	18,456	18,578	1,215
Total impaired loans:
One-to-four family residential:
Owner occupied	5,862	6,285	121
Non-owner occupied	37,876	37,970	679
Multifamily	2,172	2,172	27
Commercial real estate	9,552	9,850	329
Construction/land development	—	—	—
Consumer	197	232	59
Total	$55,659	$56,509	$1,215
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of recorded investment in impaired loans, and interest income recognized on impaired loans at December 31, 2014, 2013, and 2012 by the type of loan:

	Year Ended December 31,
	2014		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,302	$158	$4,773	$146	$6,997	$120
Non-owner occupied	29,105	1,762	29,277	1,697	36,216	2,039
Multifamily	113	—	1,143	—	4,659	254
Commercial real estate	3,971	291	7,065	344	10,742	562
Construction/land development	—	—	3,417	—	7,621	—
Consumer	81	4	539	—	354	21
Total	36,572	2,215	46,214	2,187	66,589	2,996

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,975	124	4,249	169	4,944	284
Non-owner occupied	10,395	500	14,545	623	11,579	694
Multifamily	2,187	147	1,414	138	—	—
Commercial real estate	6,532	267	7,817	356	5,459	455
Consumer	20	3	—	—	—	—
Total	22,109	1,041	28,025	1,286	21,982	1,433

Total impaired loans:
One-to-four family residential:
Owner occupied	6,277	282	9,022	315	11,941	404
Non-owner occupied	39,500	2,262	43,822	2,320	47,795	2,733
Multifamily	2,300	147	2,557	138	4,659	254
Commercial real estate	10,503	558	14,882	700	16,201	1,017
Construction/land development	—	—	3,417	—	7,621	—
Consumer	101	7	539	—	354	21
Total	$58,681	$3,256	$74,239	$3,473	$88,571	$4,429

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings. Certain loan modifications or restructurings are accounted for as TDRs. In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower's financial difficulties, a concession is granted to the borrower that the Company would not otherwise consider. Once the loan is restructured, a current, well-documented credit evaluation of the borrower's financial condition and prospects for repayment are performed to assess the likelihood that all principal and interest payments required under the terms of the modified agreement will be collected in full. A loan that is determined to be classified as a TDR is generally reported as a TDR until the loan is paid in full or otherwise settled, sold, or charged-off. The following is a summary of information pertaining to nonperforming assets and TDRs:

	December 31,
	2014	2013
	(In thousands)
Nonperforming assets:
Nonaccrual loans	$1,339	$3,027
Nonaccrual TDRs	—	968
Total nonperforming loans	1,339	3,995
OREO	9,283	11,465
Total nonperforming assets	$10,622	$15,460
Performing TDRs	$54,241	$60,170
Nonaccrual TDRs	—	968
Total TDRs	$54,241	$61,138

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

The following table presents for the periods indicated TDRs and their recorded investment prior to the modification and after the modification:

	Year Ended December 31,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that occurred during the period:
One-to-four family residential:
Interest-only payments with no interest rate concession	12	$2,522	$2,522	2	$682	$683
Principal and interest with interest rate concession	6	1,174	1,174	2	1,620	1,620
Principal and interest reamortized with no interest rate
concession	—	—	—	1	261	260
Advancement of maturity date	9	1,722	1,722	3	480	473
Commercial real estate:
Principal and interest with interest rate concession	—	—	—	—	—	—
Principal and interest reamortized with no interest rate concession	—	—	—	1	335	331
Advancement of maturity date	—	—	—	1	437	432
Interest-only payments with interest rate concession	2	3,470	3,470	2	3,484	3,482
Total	29	$8,888	$8,888	12	$7,299	$7,281

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014 and 2013, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the year ended December 31, 2014, and 2013, were primarily a result of granting the borrower interest rate concessions and/or interest-only payments for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. TDRs resulted in no charge-offs to the ALLL for the year ended December 31, 2014, and $89,000 for the year ended December 31, 2013.

For the year ended December 31, 2014, there were no payment defaults on loans modified as TDRs within the previous 12 months. The following is a summary of loans that defaulted in 2013 and had been modified as TDRs within the previous 12 months of December 31, 2013:

	Year Ended December 31,
	2014			2013
	Types of Modifications			Types of Modifications
	Number of Loans	No Interest Rate Concession Modified Principal & Interest Payment	Advancement of Maturity Date	Number of Loans	No Interest Rate Concession Modified Principal & Interest Payment	Advancement of Maturity Date
	(Dollars in thousands)
TDRs that Subsequently Defaulted:
One-to-four family residential	—	$—	$—	—	$—	$—
Commercial	—	—	—	2	331	432
Total	—	$—	$—	2	$331	$432

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional TDR charge-offs due to further impairment reduces the ALLL.

Credit Quality Indicators. The Company utilizes a nine-point risk rating system and assigns a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension. Credits risk rated 1 through 5 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on the Company's watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future. Credits classified as special mention are risk rated 6 and possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. Substandard credits are risk rated 7. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. As of December 31, 2014, and 2013, the Company had no loans rated as doubtful or loss.

        The following tables represent a summary of loans at December 31, 2014, and 2013 by type and risk category:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$263,094	$116,891	$235,841	$24,316	$3,783	$6,833	$650,758
Special mention	4,157	1,416	10,529	—	—	—	16,102
Substandard	6,314	1,964	1,598	—	—	297	10,173
Total	$273,565	$120,271	$247,968	$24,316	$3,783	$7,130	$677,033
 _____________
(1) Net of LIP.

	December 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$265,511	$114,525	$229,149	$22,904	$1,142	$8,934	$642,165
Special mention	5,825	1,203	15,134	—	—	1	22,163
Substandard	9,338	1,453	3,119	223	—	266	14,399
Total	$280,674	$117,181	$247,402	$23,127	$1,142	$9,201	$678,727
______________
(1) Net of LIP.

Certain of the Bank’s executive officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$548	$498	$545
Additions	—	353	—
Repayments	(410)	(303)	(47)
Balance at end of year	$138	$548	$498

Note 4 - Other Real Estate Owned

The following table is a summary of OREO activity for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$11,465	$17,347	$26,044
Loans transferred to OREO	1,823	6,485	12,124
Capitalized (reimbursed) improvements	120	75	(16)
Dispositions of OREO	(3,732)	(12,039)	(18,759)
Market value adjustments	(393)	(403)	(2,046)
Balance at end of year	$9,283	$11,465	$17,347

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. OREO at December 31, 2014 consisted of $300,000 in one-to-four family residential homes, $491,000 in construction/land development projects, and $8.5 million in commercial real estate properties.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at December 31, 2014, and 2013:

	December 31,
	2014	2013
	(In thousands)
Land	$1,914	$1,914
Buildings and improvements	17,820	17,763
Furniture, fixtures and equipment	4,368	4,336
Construction in process	7	2
	24,109	24,015
Less accumulated depreciation and amortization	(7,375)	(6,724)
	$16,734	$17,291

Depreciation and amortization expense was $755,000 for the year ended December 31, 2014 and $799,000 and $976,000 for the years ended December 31, 2013 and 2012, respectively.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$40,916	$—	$40,916	$—
Freddie Mac	21,946	—	21,946	—
Ginnie Mae	26,013	—	26,013	—
Municipal bonds	644	—	644	—
U.S. Government agencies	16,816	—	16,816	—
Corporate bonds	14,039		14,039
	$120,374	$—	$120,374	$—

	December 31, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$46,232	$—	$46,232	$—
Freddie Mac	25,856	—	25,856	—
Ginnie Mae	33,873	—	33,873	—
Municipal bonds	1,850	—	1,850	—
U.S. Government agencies	22,704	—	22,704	—
Corporate bonds	13,849		13,849
	$144,364	$—	$144,364	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2014, and 2013.

	December 31, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$54,444	$—	$—	$54,444
OREO	9,283	—	—	9,283
Total	$63,727	$—	$—	$63,727
_______________
(1) Total value of impaired loans is net of $1.2 million of specific reserves on performing TDRs.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$61,985	$—	$—	$61,985
OREO (2)	11,465	—	—	11,465
Total	$73,450	$—	$—	$73,450
________________
(1) Total value of impaired loans is net of $2.2 million of specific reserves on performing TDRs.

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

	December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$54,365	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 45.8% (2.2%)

OREO	$9,283	Market approach	Appraised value less selling costs	0.0% - 19.4% (3.3%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$61,985	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 72.3% (2.7%)

OREO	$11,465	Market approach	Appraised value less selling costs	0.0% - 26.4% (4.9%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of financial instruments at December 31, 2014, and 2013, were as follows:

	December 31, 2014		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,920	$5,920	$5,920	$—	$—
Interest-earning deposits	98,129	98,129	98,129	—	—
Investments available-for-sale	120,374	120,374	—	120,374	—
Loans receivable, net	663,938	678,676	—	—	678,676
FHLB stock	6,745	6,745	—	6,745	—
Accrued interest receivable	3,265	3,265	—	3,265	—

Financial Liabilities:
Deposits	201,539	201,539	201,539	—	—
Certificates of deposit, retail	358,159	359,049	—	359,049	—
Certificates of deposit, brokered	54,429	55,229		55,229
Advances from the FHLB	135,500	135,392	—	135,392	—
Accrued interest payable	142	142	—	142	—

	December 31, 2013		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$6,074	$6,074	$6,074	$—	$—
Interest-earning deposits	49,501	49,501	49,501	—	—
Investments available-for-sale	144,364	144,364	—	144,364	—
Loans receivable, net	663,153	680,622	—	—	680,622
FHLB stock	7,017	7,017	—	7,017	—
Accrued interest receivable	3,698	3,698	—	3,698	—

Financial Liabilities:
Deposits	201,658	201,658	201,658	—	—
Certificates of deposit	410,407	413,417	—	413,417	—
Advances from the FHLB	119,000	118,610	—	118,610	—
Accrued interest payable	88	88	—	88	—

Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments:

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash on hand and in banks, interest-bearing deposits, FHLB stock, accrued interest receivable, and accrued interest payable. FHLB stock is not publicly-traded, however, it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB’s discretion. The fair value is therefore equal to the book value.

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

•
Liabilities: The fair value of deposits with no stated maturity, such as statement savings, NOW, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using current interest rates for certificates of deposit with similar remaining maturities. The fair value of FHLB advances is estimated based on discounting the future cash flows using current interest rates for debt with similar remaining maturities.

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

Note 7 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at December 31, 2014, and 2013:

	December 31,
	2014	2013
	(In thousands)
Loans receivable	$2,879	$3,250
Investments	382	446
Interest-earning deposits	4	2
	$3,265	$3,698

Note 8 - Deposits

Deposit accounts consisted of the following at December 31, 2014, and 2013:

	December 31,
	2014	2013
	(In thousands)
Noninterest-bearing	$14,354	$10,619
NOW	20,752	25,471
Statement savings	23,901	20,396
Money market	142,532	145,172
Certificates of deposit, retail	358,159	410,407
Certificates of deposit, brokered	54,429	—
	$614,127	$612,065

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, scheduled maturities of certificates of deposit were as follows:

December 31,	Amount
(In thousands)
2015	$184,116
2016	68,174
2017	57,323
2018	48,915
2019	47,324
thereafter	6,736
$412,588

Deposits included public funds of $15.9 million and $10.8 million at December 31, 2014 and 2013, respectively.

Certificates of deposit of $100,000 or more included in deposits at December 31, 2014 and 2013, were $249.9 million and $289.1 million, respectively. Interest expense on these certificates totaled $2.7 million, $4.2 million, and $5.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Included in deposits are accounts of $2.7 million and $1.9 million at December 31, 2014, and 2013, respectively which are controlled by management, members of the Board of Directors, and related entities.

Interest expense on deposits for the periods indicated was as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
NOW	$23	$30	$21
Statement savings	30	31	36
Money market	311	291	466
Certificates of deposit, retail	4,388	6,442	9,668
Certificates of deposit, brokered	311	—	—
	$5,063	$6,794	$10,191

Note 9 - Other Borrowings

The FHLB functions as a central reserve bank providing credit for member financial institutions. At December 31, 2014, and 2013, the Bank maintained credit facilities with the FHLB totaling $227.3 million and $220.9 million, respectively. Outstanding advances totaled $135.5 million and $119.0 million at December 31, 2014, and 2013, respectively. The credit facility was collateralized by a market value of $171.7 million of single-family residential mortgages, $105.8 million of commercial real estate loans and $74.2 million of multifamily loans under a blanket lien arrangement at December 31, 2014. At December 31, 2013, the credit facility was collateralized by a market value of $170.6 million of single-family residential mortgages, $89.6 million of commercial real estate loans, and $66.3 million of multifamily loans under a blanket lien arrangement. The Bank also had $50.0 million unused line-of-credit facilities with other financial institutions at December 31, 2014, with interest payable at the then stated rate.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding advances consisted of the following at December 31, 2014, and 2013:

December 31, 2014
Maturity Date	Principal Balance	Fixed Interest Rate
(Dollars in thousands)
10/2015	$10,000	0.71%
03/2016	34,000	0.81
05/2016	20,000	0.70
10/2016	10,000	1.02
11/2016	20,000	0.84
04/2017	20,000	0.87
11/2018	5,000	1.76
06/2018	$6,500	1.52
05/2019	10,000	1.70
	135,500

December 31, 2013
Maturity Date	Principal Balance	Fixed Interest Rate
(Dollars in thousands)
10/2015	$10,000	0.71%
03/2016	34,000	0.81
05/2016	20,000	0.70
10/2016	10,000	1.02
11/2016	20,000	0.84
04/2017	20,000	0.87
11/2018	5,000	1.76
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

As of March 31, 2013, the Pentegra DB Plan was frozen, eliminating all future benefit accruals for employees. Each employee's accrued benefit was determined as of March 31, 2013.

The funding target is the present value of all benefits that have accrued as of the first day of the current plan year (July 1). Because interest rates used to calculate the present value of all benefits (6.49% for 2014 and 6.33% for 2013) is significantly higher than current market rates, the funding target does not represent the Company's actual liability upon withdrawal from participation in the Pentegra DB Plan, which is significantly larger than the funding target. The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July1:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2014 (1)	2013 (1)
Source	Valuation Report	Valuation Report
First Financial Northwest's Plan	105.3%	100.8%
_________________
(1) Market value of plan assets reflects any contributions received through June 30, 2014, or 2013, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $136.5 million and $196.5 million for the plan years ending June 30, 2013 and June 30, 2012, respectively. The Company's contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company's policy is to fund pension costs as accrued.

Total contributions during the years ended December 31, 2014, 2013, and 2012 were:

2014		2013		2012
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount

9/25/2014	$8,735	9/18/2013	$26,328	10/29/2012	$184,148
11/28/2014	539,932	12/5/2013	43,979	12/4/2012	1,143,404
		12/20/2013	159,080
Total	$548,667	Total	$229,387	Total	$1,327,552

The Company also has post-employment agreements with certain key officers to provide supplemental retirement benefits. Additionally, the Company recorded $170,000, $159,000 and $69,000 of deferred compensation expense for the years ended December 31, 2014, 2013, and 2012, respectively.

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment. Under the plan, employee contributions up to 6% will be matched 50% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market, or fixed income plans. The Company contributed $161,000, $155,000 and $159,000 to the plan for the years ended December 31, 2014, 2013, and 2012, respectively.

Employee Stock Ownership Plan

The Company provides an ESOP for the benefit of substantially all employees. The ESOP borrowed $16.9 million from First Financial Northwest and used those funds to acquire 1,692,800 shares of First Financial Northwest's stock at the time of the initial public offering at a price of $10.00 per share. The loan matures on October 8, 2022 and has a fixed interest rate of 4.88%.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to First Financial Northwest. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.6 million were made by the ESOP during 2014, 2013, and 2012.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

A summary of key transactions for the ESOP for the periods indicated follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
ESOP contribution expense	$1,216	$1,087	$860
Dividends on unallocated ESOP shares used to reduce ESOP contribution	197	132	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares held by the ESOP at December 31, 2014, and 2013, are as follows:

	December 31,
	2014	2013
	(Dollars in thousands, except share data)
Allocated shares	818,187	705,333
Unallocated shares	874,613	987,467
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$10,530	$10,240

Stock-Based Compensation

In June 2008, First Financial Northwest shareholders approved the First Financial Northwest 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock, and stock appreciation rights.

Total compensation expense for the Plan was $384,000 for the year ended December 31, 2014, $1.4 million for the year ended December 31, 2013, and $2.0 million for the year ended December 31, 2012. The related income tax benefit was $134,000, $496,000 and $696,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to Company directors, advisory directors, officers, and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At December 31, 2014, remaining options for 671,756 shares of common stock were available for grant under the Plan.

The fair value of each option award is estimated on the grant date using a Black-Scholes model that uses the assumptions noted in the table below. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. In previous years, First Financial Northwest elected to use a weighted-average of its peers’ historical stock price information in conjunction with its own stock price history due to the limited amount of history available regarding its stock price. Now that sufficient stock price information is available regarding its stock, First Financial Northwest is utilizing the historical volatility of its stock price over a specified period of time for the expected volatility assumption. First Financial Northwest bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. First Financial Northwest elected to use the simplified method permitted by the Securities and Exchange Commission to calculate the expected term by setting the expected life at a midpoint of the vesting term of an option and the contractual term.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
Annual dividend yield	1.86%	1.35%	—%
Expected volatility	37.27	34.05	29.95
Risk-free interest rate	2.44	2.18	1.10
Expected term	10.0 years	8.1 years	6.5 years
Weighted-average grant date fair value per option granted	$4.13	$3.70	$2.60

A summary of the Company’s stock option plan awards activity for the years ended December 31, 2014, 2013, and 2012, follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2013	1,203,535	9.49	—	1,103,186	2.11
Granted	95,000	10.78	—	—	4.13
Exercised	(369,275)	9.78	—	316,763	1.92
Outstanding at December 31, 2014	929,260	9.51	5.30	2,351,328	2.40
Expected to vest assuming a 3% forfeiture rate over
the vesting term	921,670	9.51	P5Y3M7D	2,334,915	2.39
Exercisable at December 31, 2014	676,260	9.37	4.04	1,804,248	1.98

As of December 31, 2014, there was $792,617 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.9 years.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At December 31, 2014, remaining restricted awards for 74,478 shares were available to be issued. Shares that have been awarded but have not yet vested totaled 75,600 and are held in a reserve account until they are vested.

A summary of changes in nonvested restricted stock awards for the period ended December 31, 2014, follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2011	310,494	$9.66
Granted	82,000	8.06
Vested	(143,647)	9.93
Forfeited	(4,000)	10.35
Nonvested at December 31, 2012	244,847	8.95
Granted	25,000	10.88
Vested	(156,047)	9.72
Forfeited	(10,400)	9.12
Nonvested at December 31, 2013	103,400	8.24
Vested	(27,800)	7.64
Nonvested at December 31, 2014	75,600	8.47

Expected to vest assuming a 3% forfeiture rate over the vesting term	73,332

As of December 31, 2014 there was $550,672 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.0 years. The total fair value of shares vested during the years ended December 31, 2014, and 2013 were $212,000 and $1.5 million, respectively.

Note 11 - Federal Income Taxes

The components of income tax expense (benefit) for the periods indicated are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current	$254	$199	$1
Deferred	5,602	(13,742)	(1,000)
Total income tax expense (benefit)	$5,856	$(13,543)	$(999)

A reconciliation of the tax provision (benefit) based on the statutory corporate rate of 35% during the years ended December 31, 2014, 2013 and 2012 on pretax income is as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income tax expense at statutory rate	$5,790	$3,823	$600
Income tax effect of:
Tax exempt interest, net	(8)	(21)	(20)
Change in valuation allowance	19	(17,329)	(6,347)
Expiration of FFNW Foundation donation	—	—	4,778
Other, net	55	(16)	(10)
Total income tax expense (benefit)	$5,856	$(13,543)	$(999)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax asset, included in the accompanying consolidated balance sheets, consisted of the following at the dates indicated:

	December 31,
	2014	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$3,052	$7,441	$11,474
Charitable contributions	2	27	25
ALLL	3,599	4,454	3,829
Reserve for unfunded commitments	128	121	87
Deferred compensation	688	698	689
Net unrealized loss on investments available for sale	—	463	—
Alternative minimum tax credit carryforward	1,939	1,685	1,485
Employee benefit plans	1,535	1,701	1,910
Net capital loss on investments	450	431	545
OREO market value adjustments	414	392	731
OREO expenses	—	122	202
Accrued expenses	165	163	142
Deferred tax assets before valuation allowance	11,972	17,698	21,119
Valuation allowance	(450)	(431)	(16,851)
Total deferred tax assets	11,522	17,267	4,268
Deferred tax liabilities:
FHLB stock dividends	$1,337	$1,337	$1,337
Loan origination fees and costs	744	592	621
Net unrealized gain on investments available for sale	432	—	538
Other, net	671	503	772
Total deferred tax liabilities	$3,184	$2,432	$3,268
Deferred tax assets, net	$8,338	$14,835	$1,000

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

The Company's federal net operating loss carryforward and capital loss carryforward were $8.7 million and $1.3 million at December 31, 2014 and will begin to expire in 2030, and 2015 respectively. The Company had an alternative minimum tax credit carryforward totaling $1.9 million, with no expiration date.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  In order to support a conclusion that a valuation allowance is not needed, management evaluates both positive and negative evidence under the "more likely than not" standard. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which the strength of the evidence can be objectively verified. During the year ended December 31, 2013, management determined that a full valuation allowance was no longer appropriate and reversed essentially all of the valuation allowance. In reaching this determination, management considered the scheduled reversal of deferred tax assets and liabilities, taxes paid in carryback years, available tax planning strategies, and projected taxable income. As of December 31, 2014, the need for a valuation allowance was limited to the amount associated with the capital loss carryforward. The ultimate utilization of deferred tax assets is dependent upon the existence, or generation of taxable income in the periods when those temporary differences and net operating loss and credit carryforwards are deductible.

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

As of December 31, 2014, according to the most recent notification from the FDIC, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank's category.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual capital amounts and ratios at December 31, 2014, and 2013, are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2014:
Total risk-based capital	$116,053	19.56%	$47,469	8.00%	$59,336	10.00%
Tier 1 risk-based capital	108,596	18.30	23,734	4.00	35,602	6.00
Tier 1 leverage capital	108,596	11.79	36,849	4.00	46,061	5.00

December 31, 2013:
Total risk-based capital	$174,732	28.44%	$49,146	8.00%	$61,433	10.00%
Tier 1 risk-based capital	166,988	27.18	24,573	4.00	36,860	6.00
Tier 1 leverage capital	166,988	18.60	35,903	4.00	44,879	5.00

Note 13 - Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company makes loan commitments, typically unfunded loans and unused lines of credit, to accommodate the financial needs of its customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies, including collateral requirements, where appropriate. Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to extend credit totaled $43.9 million and $35.2 million at December 31, 2014, and 2013, respectively. Commitments to originate loans at December 31, 2014, totaled $2.1 million and were all at adjustable rates.

Legal Proceedings. The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial statements of the Company.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Parent Company Only Financial Statements

Presented below are the condensed balance sheets, income statements and statements of cash flows for First Financial Northwest.

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2014	2013
	(In thousands)
Assets
Cash and cash equivalents	$97	$84
Interest-bearing deposits	64,374	9,127
Investment in First Savings Bank	108,239	164,968
Investment in First Financial Diversified, Inc.	6,173	8,336
Receivable from subsidiaries	1,589	1,536
Deferred tax assets, net	1,124	—
Other assets	51	619
Total assets	$181,647	$184,670

Liabilities and Stockholders' Equity
Liabilities:
Payable to subsidiaries	$116	$66
Other liabilities	119	249
Total liabilities	235	315
Stockholders' equity	181,412	184,355
Total liabilities and stockholders' equity	$181,647	$184,670

FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$26	$27	$58
Other income	8	12
Total operating income	34	39	58
Operating expenses:
Other expenses	1,475	1,756	1,793
Total operating expenses	1,475	1,756	1,793
Loss before provision for federal income taxes and equity in undistributed
earnings of subsidiaries	(1,441)	(1,717)	(1,735)
Federal income tax benefit	(573)	(619)	—
Loss before equity in undistributed loss of subsidiaries	(868)	(1,098)	(1,735)
Equity in undistributed earnings of subsidiaries	11,555	25,563	4,448
Net income	$10,687	$24,465	$2,713

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$10,687	$24,465	$2,713
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(11,555)	(25,563)	(4,448)
Dividends received from subsidiary	72,300	14,491	—
ESOP, stock options, and restricted stock compensation	13	48	—
Change in deferred tax assets, net	(540)	(584)	—
Change in receivables from subsidiaries	8	(12)	—
Change in payables to subsidiaries	50	66	—
Change in other assets	(16)	119	(113)
Changes in other liabilities	(130)	(38)	260
Net cash provided (used) by operating activities	70,817	12,992	(1,588)
Cash flows from investing activities:
Investments in subsidiaries	—	71	—
ESOP loan repayment	1,054	1,011	963
Net cash provided in investing activities	1,054	1,082	963
Cash flows from financing activities:
Proceeds from exercise of stock options	3,611	3,023	—
Proceeds for vested awards	282	1,508	1,427
Repurchase and retirement of common stock	(17,566)	(28,090)	—
Dividends paid	(2,938)	(1,895)	—
Net cash used by financing activities	(16,611)	(25,454)	1,427
Net increase (decrease) in cash	55,260	(11,380)	802
Cash and cash equivalents at beginning of year	9,211	20,591	19,789
Cash and cash equivalents at end of year	$64,471	$9,211	$20,591

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except share data)
Net income	$10,687	$24,465	$2,713
Earnings allocated to participating securities	(52)	(150)	(35)
Earnings allocated to common shareholders	$10,635	$24,315	$2,678

Basic weighted-average common shares outstanding	14,747,086	16,580,882	17,643,978
Dilutive effect of stock options	116,624	28,985	18,445
Dilutive effect of restricted stock grants	23,488	—	—
Diluted weighted-average common shares outstanding	14,887,198	16,609,867	17,662,423

Basic earnings per share	$0.72	$1.47	$0.15
Diluted earnings per share	$0.71	$1.46	$0.15

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Options to purchase an additional 205,000, 1,311,433, and 1,398,524 were not included in the computation of diluted earnings per share at December 31, 2014, 2013, and 2012, respectively, because the incremental shares under the treasury stock method of calculation resulted in them being antidilutive.

According to the provisions of ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. Certain of the Company's nonvested restricted stock awards qualify as participating securities.

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

Note 16 - Other Comprehensive Income

The components of accumulated other comprehensive income (loss) included in stockholders’ equity for the periods indicated, are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net unrealized gains (losses) on investments available-for-sale	$1,234	$(1,324)	$1,537
Tax effect	1,591	696	789
Net of tax amount	$(357)	$(2,020)	$748

Note 17 - Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last three years.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except share data)
2014
Total interest income	$9,652	$9,695	$9,736	$9,606
Total interest expense	1,598	1,517	1,517	1,609
Net interest income	8,054	8,178	8,219	7,997
Recapture of provision for loan losses	(500)	(100)	(300)	(1,200)
Net interest income after recapture of provision for loan losses	8,554	8,278	8,519	9,197
Total noninterest income	68	88	186	156
Total noninterest expense	4,524	4,702	4,508	4,769
Income before provision for income taxes	4,098	3,664	4,197	4,584
Provision for federal income tax expense	1,453	1,297	1,462	1,644
Net income	$2,645	$2,367	$2,735	$2,940

Basic earnings per share	$0.17	$0.16	$0.19	$0.20
Diluted earnings per share (1)	$0.17	$0.16	$0.19	$0.20

2013
Total interest income	$9,538	$9,684	$9,549	$9,768
Total interest expense	2,149	1,879	1,804	1,694
Net interest income	7,389	7,805	7,745	8,074
Provision (recapture of provision) for loan losses	—	100	—	(200)
Net interest income after provision (recapture of provision) for loan losses	7,389	7,705	7,745	8,274
Total noninterest income	104	155	120	372
Total noninterest expense	5,878	5,306	5,388	4,370
Income before provision (benefit) for income taxes	1,615	2,554	2,477	4,276
Provision (benefit) for federal income tax expense	59	(13,809)	(135)	342
Net income	$1,556	$16,363	$2,612	$3,934

Basic earnings per share (1)	$0.09	$0.96	$0.16	$0.25
Diluted earnings per share	$0.09	$0.95	$0.16	$0.25

2012
Total interest income	$11,162	$10,399	$10,157	$9,748
Total interest expense	3,452	3,138	2,946	2,710
Net interest income	7,710	7,261	7,211	7,038
Provision for loan losses	1,700	650	700	—
Net interest income after provision for loan losses	6,010	6,611	6,511	7,038
Total noninterest income	281	330	107	118
Total noninterest expense	5,621	6,569	7,457	5,645
Income (loss) before provision (benefit) for income taxes	670	372	(839)	1,511
Provision (benefit) for federal income taxes	48	(999)	(48)	—
Net income (loss)	$622	$1,371	$(791)	$1,511

Basic earnings (loss) per share (1)	$0.04	$0.08	$(0.04)	$0.09
Diluted earnings (loss) per share (1)	$0.04	$0.08	$(0.04)	$0.09
(1) Basic and diluted earnings per share may not equal year-to-date total due to rounding.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2014 under the supervision and with the participation of our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and several other members of our senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2014, First Financial Northwest's disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to First Financial Northwest management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of First Financial Northwest; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of First Financial Northwest are being made only in accordance with authorizations of management and directors of First Financial Northwest; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of First Financial Northwest's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, because of changes in conditions, the effectiveness of internal control may vary over time.

First Financial Northwest's management assessed the effectiveness of First Financial Northwest's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, First Financial Northwest's management believes that, as of December 31, 2014, First Financial Northwest's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2014, which is included in Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2014 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under the section captioned "Proposal 1 - Election of Directors" in First Financial Northwest's Definitive Proxy Statement for the 2015 annual meeting of Stockholders ("Proxy Statement") is incorporated herein by reference.

For information regarding the executive officers of First Financial northwest and the Bank, see the information contained herein under the section captioned "Item 1. Business - Personnel - Executive Officers of the Registrant."

Audit Committee Financial Expert

Our Audit Committee is composed of Directors Dr. Gary F. Kohlwes (Chairman), Gary F. Faull, and Joann E. Lee. Each member of the Audit Committee is “independent” as defined in listing standards of The Nasdaq Stock Market LLC. Our Board of Directors has designated Director Joann E. Lee as the Audit Committee financial expert, as defined in the SEC’s Regulation S-K. Director Joann E. Lee is independent as that term is used in Item 407(d)(5)(i)(B) of SEC’s regulation S-K.

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

(c)    Change In Control

First Financial Northwest is not aware of any arrangements, including any pledge by any person of securities of First Financial northwest, the operation of which may at a subsequent date result in a change in control of First Financial Northwest.

(d)    Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest's equity compensation plans as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2008 Equity Incentive Plan	929,260	$9.51	671,756
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	929,260	$9.51	671,756
___________________
(1)    The restricted shares granted under the 2008 Equity Incentive Plan were purchased by First Financial Northwest in open market transactions and subsequently issued to First Financial Northwest's directors and certain employees. As of December 31, 2014, there were 839,634 restricted shares granted pursuant to the 2008 Equity Incentive Plan and 74,478 shares were available for future grants of restricted stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item under the sections captioned "Meetings and Committees of the Board of Directors and Corporate Governance - Corporate Governance - Related Party Transactions," and "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Director Independence" in the Proxy Statement are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item under the section captioned "Independent Auditors and Related Fees" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (333-143539))
3.2	Amended and Restated Bylaws of First Financial Northwest (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 6, 2015)
10.1
Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2013)

10.2	Form of Change in Control Severance Agreement for Executive Officers (incorporated by reference to Exhibit10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2014)
10.4
Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Victor Karpiak, Harry A. Blencoe, Robert H. Gagnier, and Joseph W. Kiley III (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (333-143539))

10.5	2008 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s proxy statement filed on April 15, 2008)
10.6	Forms of incentive and non-qualified stock option award agreements (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 1, 2008)
10.7	Form of restricted stock award agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 1, 2008)
10.8	Settlement Agreement and Mutual Release with the Stilwell Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2012)
10.9	Amendment No. 1 to the Settlement and Mutual Release Agreement with the Stilwell Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2013)
10.10
Amendment No. 2 to the Settlement and Mutual Release Agreement with the Stilwell Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2013)

10.11	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2013)
14	Code of Business Conduct and Ethics (posted on the Company’s website at www.fsbnw.com pursuant to Regulation S-K §229.406(c))
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.*

______________
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

FIRST FINANCIAL NORTHWEST, INC.

Date: March 11, 2015	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Gary F. Kohlwes	Chairman of the Board and Director	March 11, 2015
Gary F. Kohlwes

/s/Joseph W. Kiley III	President, Chief Executive Officer and Director	March 11, 2015
Joseph W. Kiley III	(Principal Executive Officer)

/s/Richard P. Jacobson	Chief Financial Officer and Director	March 11, 2015
Richard P. Jacobson	(Principal Financial Officer)

/s/Christine A. Huestis	Vice President and Controller	March 11, 2015
Christine A. Huestis	(Principal Accounting Officer)

/s/Gary F. Faull	Director	March 11, 2015
Gary F. Faull

/s/Joann E. Lee	Director	March 11, 2015
Joann E. Lee

/s/Kevin D. Padrick	Director	March 11, 2015
Kevin D. Padrick

/s/Daniel L. Stevens	Director	March 11, 2015
Daniel L. Stevens

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.