Form 10-Q
period 2015-03-31
First Financial Northwest, Inc.
filed 2015-05-07
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2015, 14,924,081 shares of the issuer's common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Cash on hand and in banks	$5,313	$5,920
Interest-earning deposits	114,973	98,129
Investments available-for-sale, at fair value	118,110	120,374
Loans receivable, net of allowance of $10,508 and $10,491, respectively	668,714	663,938
Federal Home Loan Bank ("FHLB") stock, at cost	6,672	6,745
Accrued interest receivable	3,106	3,265
Deferred tax assets, net	7,049	8,338
Other real estate owned ("OREO")	5,575	9,283
Premises and equipment, net	16,841	16,734
Other receivable	4,038	128
Prepaid expenses and other assets	4,613	4,143
Total assets	$955,004	$936,997

Liabilities and Stockholders' Equity
Deposits:
Interest-bearing deposits	$611,266	$599,773
Noninterest-bearing deposits	19,738	14,354
Total deposits	631,004	614,127
Advances from the FHLB	135,500	135,500
Advance payments from borrowers for taxes and insurance	3,075	1,707
Accrued interest payable	151	142
Other liabilities	4,452	4,109
Total liabilities	774,182	755,585

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 14,949,081 at March 31, 2015, and 15,167,381 shares at December 31, 2014	150	151
Additional paid-in capital	150,826	153,395
Retained earnings, substantially restricted	38,355	36,969
Accumulated other comprehensive loss, net of tax	(45)	(357)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(8,464)	(8,746)
Total stockholders' equity	180,822	181,412
Total liabilities and stockholders' equity	$955,004	$936,997
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest income
Loans, including fees	$8,576	$9,026
Investments available-for-sale	512	604
Interest-earning deposits	64	20
Dividends on FHLB stock	2	2
Total interest income	$9,154	$9,652
Interest expense
Deposits	1,314	1,347
FHLB advances	318	251
Total interest expense	$1,632	$1,598
Net interest income	7,522	8,054
Recapture of provision for loan losses	(100)	(500)
Net interest income after recapture of provision for loan losses	$7,622	$8,554
Noninterest income
Other	91	68
Total noninterest income	$91	$68
Noninterest expense
Salaries and employee benefits	3,414	2,885
Occupancy and equipment	338	351
Professional fees	354	357
Data processing	160	173
(Gain) loss on sale of OREO property, net	(529)	71
OREO market value adjustments	50	196
OREO related expenses (reimbursements), net	(48)	61
Regulatory assessments	116	78
Insurance and bond premiums	92	103
Marketing	33	25
Other general and administrative	310	224
Total noninterest expense	$4,290	$4,524
Income before federal income tax provision	3,423	4,098
Federal income tax provision	1,194	1,453
Net income	$2,229	$2,645

Basic earnings per share	$0.16	$0.17
Diluted earnings per share	$0.16	$0.17
Weighted average number of common shares outstanding	14,036,959	15,252,445
Weighted average number of diluted shares outstanding	14,199,715	15,357,120

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$2,229	$2,645
Other comprehensive income, before tax:
Unrealized holding gains on investments available-for-sale (net of tax provision of $169 and $329 for the first quarter of 2015 and 2014, respectively)	312	610
Other comprehensive income, net of tax	$312	$610
Total comprehensive income	$2,541	$3,255

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2013	16,392,139	$164	$166,866	$29,220	$(2,020)	$(9,875)	$184,355
Other comprehensive income	—	—	—	2,645	610	—	3,255
Cash dividend declared and paid ($0.05 per share)	—	—	—	(767)	—	—	(767)
Exercise of stock options	62,000	1	605	—	—	—	606
Compensation related to stock options and restricted stock awards	—	—	85	—	—	—	85
Allocation of 28,213 ESOP shares	—	—	12	—	—	282	294
Balances at March 31, 2014	16,454,139	$165	$167,568	$31,098	$(1,410)	$(9,593)	$187,828

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2014	15,167,381	$151	$153,395	$36,969	$(357)	$(8,746)	$181,412
Other comprehensive income	—	—	—	2,229	312	—	2,541
Cash dividend declared and paid ($0.06 per share)	—	—	—	(843)	—	—	(843)
Exercise of stock options	50,000	1	488	—	—	—	489
Repurchase and retirement of common stock	(268,300)	(2)	(3,227)	—	—	—	(3,229)
Compensation related to stock options and restricted stock awards	—	—	109	—	—	—	109
Allocation of 28,213 ESOP shares	—	—	61	—	—	282	343
Balances at March 31, 2015	14,949,081	$150	$150,826	$38,355	$(45)	$(8,464)	$180,822

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,229	$2,645
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of provision for loan losses	(100)	(500)
OREO market value adjustments	50	196
(Gain) loss on sale of OREO property, net	(529)	71
Depreciation of premises and equipment	182	191
Amortization of premiums and discounts on investments, net	299	394
Deferred federal income taxes	1,120	1,382
Allocation of ESOP shares	343	294
Stock compensation expense	109	85
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,380)	(336)
Net increase in advance payments from borrowers for taxes and insurance	1,368	1,876
Accrued interest receivable	159	189
Accrued interest payable	9	3
Other liabilities	343	166
Net cash provided by operating activities	$1,202	$6,656
Cash flows from investing activities:
Proceeds from sales of OREO properties	4,328	780
Proceeds from calls of investments	50	—
Principal repayments on investments	4,292	5,041
Purchases of investments	(1,897)	—
Net increase in loans receivable	(4,817)	(9,386)
FHLB stock redemption	73	65
Purchases of premises and equipment	(289)	(50)
Proceeds from sale or disposal of premises and equipment, net	—	11
Net cash provided (used) by investing activities	$1,740	$(3,539)
Cash flows from financing activities:
Net increase (decrease) in deposits	16,877	(25,018)
Proceeds from stock options exercises	489	606
Repurchase and retirement of common stock	(3,229)	—
Dividends paid	(843)	(767)
Net cash provided (used) by financing activities	$13,294	$(25,179)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net increase (decrease) in cash and cash equivalents	$16,236	$(22,062)
Cash and cash equivalents at beginning of quarter	104,050	55,575
Cash and cash equivalents at end of quarter	$120,286	$33,513

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$1,623	$1,595
Federal income taxes paid	76	112
Noncash items:
Loans transferred to OREO, net of deferred loan fees and allowance for loan losses	$141	$1,191
Change in unrealized loss on investments available for sale	481	939

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Description of Business

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Savings Bank Northwest (“First Savings Bank” or “the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. First Financial Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Savings Bank. Accordingly, the information presented in the consolidated financial statements and accompanying data, relates primarily to First Savings Bank. First Financial Northwest is a bank holding company, having converted from a savings and loan holding company as of March 31, 2015, subject to regulation by the Federal Reserve Bank of San Francisco. First Savings Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

First Savings Bank is a community-based savings bank primarily serving King, and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington, through one full-service banking office located in Renton, Washington. The Bank has received regulatory approvals to open a branch office in Mill Creek, Washington, which we expect to contribute to growth in our market presence in Snohomish County. This new branch office will be smaller than traditional bank offices, utilizing technology alternatives in an effort to manage expenses with this expansion. The Bank is a portfolio lender with a current business strategy emphasizing commercial real estate, construction, one-to-four family residential, and multifamily lending, funded primarily by deposits from its local communities, supplemented by borrowings from the Federal Home Loan Bank and deposits raised in the national brokered deposit market.

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to First Financial Northwest, Inc. and its consolidated subsidiary First Savings Bank Northwest, unless the context otherwise requires.

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses ("ALLL"), the valuation of other real estate owned ("OREO") and the underlying collateral of impaired loans, deferred tax assets, and the fair value of financial instruments.

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
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The ASU eliminated from GAAP the concept of extraordinary items. Under subtopic 225-20, entities were required to separately classify, present, and disclose extraordinary events and transactions that were both unusual in nature and infrequent in occurrence. This amendment will save time and reduce costs for preparers, as well as alleviate uncertainty for auditors and regulators in evaluating potentially extraordinary items. The amendment is effective for fiscal years and interim reporting periods after December 15, 2015. It may be applied prospectively, and retrospectively to all reporting periods presented in the financial statements. The adoption of ASU No. 2015-01 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The amendments in this ASU affect limited partnerships and similar legal entities, evaluation of fees paid as a variable interest, the effect of fee arrangements and related parties on the primary beneficiary determination, and evaluation of certain investment funds. Under the revised consolidation model, all legal entities are subject to reevaluation. The amendments are effective for public business entities for fiscal years and interim reporting periods beginning after December 15, 2015. They may be applied retrospectively and early adoption is permitted. The adoption of ASU No. 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$38,487	$1,061	$(17)	$39,531
Freddie Mac	22,186	621	(16)	22,791
Ginnie Mae	24,370	90	(141)	24,319
Municipal bonds	894	4	—	898
U.S. Government agencies	16,402	113	(12)	16,503
Corporate bonds	14,056	54	(42)	14,068
Total	$116,395	$1,943	$(228)	$118,110

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$40,083	$863	$(30)	$40,916
Freddie Mac	21,442	526	(22)	21,946
Ginnie Mae	26,049	87	(122)	26,014
Municipal bonds	642	2	—	644
U.S. Government agencies	16,863	104	(151)	16,816
Corporate bonds	14,061	39	(62)	14,038
Total	$119,140	$1,621	$(387)	$120,374

The following table summarizes the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at the dates indicated:

	March 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$1,398	$(17)	$1,398	$(17)
Freddie Mac	1,800	(16)	—	—	1,800	(16)
Ginnie Mae	7,386	(21)	8,139	(120)	15,525	(141)
U.S. Government agencies	1,868	(1)	1,989	(11)	3,857	(12)
Corporate bonds	—	—	5,958	(42)	5,958	(42)
Total	$11,054	$(38)	$17,484	$(190)	$28,538	$(228)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$1,456	$(30)	$1,456	$(30)
Freddie Mac	—	—	1,832	(22)	1,832	(22)
Ginnie Mae	1,883	(6)	9,952	(116)	11,835	(122)
U.S. Government agencies	545	—	8,096	(151)	8,641	(151)
Corporate bonds	1,496	(4)	5,942	(58)	7,438	(62)
Total	$3,924	$(10)	$27,278	$(377)	$31,202	$(387)

At March 31, 2015, the Company had 23 securities with a gross unrealized loss of $228,000 with a fair value of $28.5 million. At December 31, 2014, there were 24 securities that had a gross unrealized loss of $387,000 with a fair value of $31.2 million.

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment ("OTTI") are written down to fair value. The Company did not have any

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

equity securities during the quarter ended March 31, 2015. For debt securities, if the Company intends to sell the security or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not likely that it will be required to sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. Management reviewed the financial condition of the entities issuing municipal or corporate bonds at March 31, 2015 and December 31, 2014, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2015
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	13,587	13,594
Due after five years through ten years	14,784	14,827
Due after ten years	2,981	3,048
	31,352	31,469
Mortgage-backed investments	85,043	86,641
Total	$116,395	$118,110

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 100% of the public deposits held. Investments with market values of $15.5 million and $16.3 million were pledged as collateral for public deposits at March 31, 2015 and December 31, 2014, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three months ended March 31, 2015, we had three partial calls on securities for $50,000, and no sales resulting in gain or loss. We had no calls or sales of securities for the three months ended March 31, 2014.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	March 31, 2015	December 31, 2014
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$158,541	$161,013
Permanent non-owner occupied	106,809	112,180
Construction non-owner occupied (1)	500	500
	265,850	273,693
Multifamily:
Permanent	117,359	116,014
Construction (1)	4,450	4,450
	121,809	120,464
Commercial real estate:
Permanent	238,227	239,211
Construction (1)	6,100	6,100
Land (2)	5,370	2,956
	249,697	248,267
Construction/land development:
One-to-four family residential (1)	28,810	19,860
Multifamily (1)	19,452	17,902
Commercial (1)	4,300	4,300
Land development (2)	8,673	8,993
	61,235	51,055

Business	5,313	3,783
Consumer	6,716	7,130
Total loans	710,620	704,392

Less:
Loans in process ("LIP")	28,788	27,359
Deferred loan fees, net	2,610	2,604
ALLL	10,508	10,491
Loans receivable, net	$668,714	$663,938
___________

(1) Construction/land development excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At March 31, 2015, the Company had $6.1 million, or 2.4% of the total commercial real estate portfolio, $4.5 million, or 3.7% of its total multifamily portfolio, and $500,000 or 0.2% of the total one-to-four family residential portfolio in these rollover loans. At December 31, 2014, the Company had $6.1 million, or 2.5% of the total commercial real estate portfolio and $4.5 million, or 3.7% of the total multifamily portfolio, and $500,000 or 0.2% of the total one-to-four family residential portfolio in these rollover loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)At March 31, 2015, and December 31, 2014, $5.4 million and $3.0 million, respectively, of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots (where we do not intend to finance the construction) as commercial real estate land loans.
At both March 31, 2015 and December 31, 2014, there were no loans classified as held for sale.

ALLL. The Company maintains an ALLL as a reserve against probable and inherent risk of losses in its loan portfolios. The ALLL is comprised of a general reserve component for loans evaluated collectively for loss and a specific reserve component for loans evaluated individually. We continually monitor our loan portfolio for delinquent loans and changes in our borrower's financial condition. When an issue is identified and it is determined that the loan needs to be classified as nonperforming and/or impaired, an evaluation of the collateral is performed and, if necessary, an appraisal is ordered in accordance with our appraisal policy guidelines. Based on this evaluation, any additional provision for loan loss or charge-offs is recorded prior to the end of the financial reporting period.

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method for the periods shown:

	At or For the Three Months Ended March 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,694	$1,646	$4,597	$355	$47	$152	$10,491
Charge-offs	(25)	(281)	—	—	—	(34)	(340)
Recoveries	173	—	—	—	3	281	457
Provision (recapture)	(154)	(342)	38	386	4	(32)	(100)
Ending balance	$3,688	$1,023	$4,635	$741	$54	$367	$10,508

Allowance by category:
General reserve	$3,027	$1,002	$4,242	$741	$54	$323	$9,389
Specific reserve	661	21	393	—	—	44	1,119

Loans: (1)
Total loans	$265,822	$121,715	$249,398	$32,868	$5,313	$6,716	$681,832
Loans with general valuation allowance (2)	224,385	117,869	240,732	32,868	5,313	6,520	627,687
Loans with specific reserves (3)	41,437	3,846	8,666	—	—	196	54,145
____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended March 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,141	$1,377	$5,881	$399	$14	$182	$12,994
Charge-offs	(18)	—	(311)	(223)	—	(1)	(553)
Recoveries	—	—	151	—	—	1	152
Provision (recapture)	(548)	29	(185)	212	(7)	(1)	(500)
Ending balance	$4,575	$1,406	$5,536	$388	$7	$181	$12,093

Allowance by category:
General reserve	$3,056	$1,326	$4,970	$388	$7	$181	$9,928
Specific reserve	1,519	80	566	—	—	—	2,165

Loans: (1)
Total loans	$279,244	$121,639	$253,420	$23,065	$614	$8,583	$686,565
Loans with general valuation allowance (2)	231,882	119,210	240,648	23,065	614	8,540	623,959
Loans with specific reserves (3)	47,362	2,429	12,772	—	—	43	62,606
_____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2015, total past due loans comprised 0.52% of total loans receivable as compared to 0.66% at December 31, 2014. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of March 31, 2015
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$256	$345	$475	$1,076	$157,465	$158,541
Non-owner occupied	—	—	—	—	107,281	107,281
Multifamily	—	—	1,683	1,683	120,032	121,715
Commercial real estate	306	324	105	735	248,663	249,398
Construction/land development	—	—	—	—	32,868	32,868
Total real estate	562	669	2,263	3,494	666,309	669,803
Business	—	—	—	—	5,313	5,313
Consumer	—	74	—	74	6,642	6,716
Total loans	$562	$743	$2,263	$3,568	$678,264	$681,832
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at March 31, 2015.
(2) Net of LIP.

	Loans Past Due as of December 31, 2014
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$666	$575	$666	$1,907	$159,106	$161,013
Non-owner occupied	—	—	164	164	112,388	112,552
Multifamily	1,965	—	—	1,965	118,306	120,271
Commercial real estate	—	325	11	336	247,632	247,968
Construction/land development	—	—	—	—	24,316	24,316
Total real estate	2,631	900	841	4,372	661,748	666,120
Business	—	—	—	—	3,783	3,783
Consumer	—	75	—	75	7,055	7,130
Total loans	$2,631	$975	$841	$4,447	$672,586	$677,033
_________________

(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2014.
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

The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	March 31, 2015	December 31, 2014
	(In thousands)
One-to-four family residential	$494	$830
Multifamily	1,683	—
Commercial real estate	425	434
Consumer	74	75
Total nonaccrual loans	$2,676	$1,339

Foregone interest on nonperforming loans for the three months ended March 31, 2015, was $26,000, compared to $44,000 for the same quarter in 2014.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	March 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$265,328	$120,032	$248,973	$32,868	$5,313	$6,642	$679,156
Nonperforming (3)	494	1,683	425	—	—	74	2,676
Total loans	$265,822	$121,715	$249,398	$32,868	$5,313	$6,716	$681,832
_____________

(1)	Net of LIP.

(2)	There were $158.0 million of owner-occupied one-to-four family residential loans and $107.3 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	There were $494,000 of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$272,735	$120,271	$247,534	$24,316	$3,783	$7,055	$675,694
Nonperforming (3)	830	—	434	—	—	75	1,339
Total loans	$273,565	$120,271	$247,968	$24,316	$3,783	$7,130	$677,033
_____________

(1) Net of LIP.
(2) There were $160.3 million of owner-occupied one-to-four family residential loans and $112.4 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) There were $666,000 of owner-occupied one-to-four family residential loans and $164,000 of non-owner occupied one-to-four family residential loans classified as nonperforming.

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

There were no funds committed to be advanced in connection with impaired loans at either March 31, 2015, or December 31, 2014.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	March 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,322	$3,680	$—
Non-owner occupied	27,831	27,907	—
Multifamily	1,683	1,965	—
Commercial real estate	4,533	4,837	—
Consumer	117	152	—
Total	37,486	38,541	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	2,143	2,213	100
Non-owner occupied	8,141	8,141	561
Multifamily	2,163	2,163	21
Commercial real estate	4,133	4,133	393
Consumer	79	79	44
Total	16,659	16,729	1,119
Total impaired loans:
One-to-four family residential:
Owner occupied	5,465	5,893	100
Non-owner occupied	35,972	36,048	561
Multifamily	3,846	4,128	21
Commercial real estate	8,666	8,970	393
Consumer	196	231	44
Total	$54,145	$55,270	$1,119
_________________

(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,308	$3,661	$—
Non-owner occupied	29,224	29,266	—
Commercial real estate	4,553	4,851	—
Consumer	118	153	—
Total	37,203	37,931	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	2,554	2,624	121
Non-owner occupied	8,652	8,704	679
Multifamily	2,172	2,172	27
Commercial real estate	4,999	4,999	329
Consumer	79	79	59
Total	18,456	18,578	1,215
Total impaired loans:
One-to-four family residential:
Owner occupied	5,862	6,285	121
Non-owner occupied	37,876	37,970	679
Multifamily	2,172	2,172	27
Commercial real estate	9,552	9,850	329
Consumer	197	232	59
Total	$55,659	$56,509	$1,215
_________________

(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table present the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,315	$47	$3,633	$38
Non-owner occupied	28,527	430	29,006	432
Multifamily	842	—	231	—
Commercial real estate	4,543	70	5,964	82
Construction/land development	—	—	112	—
Consumer	118	1	43	—
Total	37,345	548	38,989	552

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,349	30	3,295	39
Non-owner occupied	8,397	119	11,822	157
Multifamily	2,167	33	2,204	34
Commercial real estate	4,566	58	7,076	87
Consumer	79	1	—	—
Total	17,558	241	24,397	317

Total impaired loans:
One-to-four family residential:
Owner occupied	5,664	77	6,928	77
Non-owner occupied	36,924	549	40,828	589
Multifamily	3,009	33	2,435	34
Commercial real estate	9,109	128	13,040	169
Construction/land development	—	—	112	—
Consumer	197	2	43	—
Total	$54,903	$789	$63,386	$869

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

At March 31, 2015 and December 31, 2014, the TDR portfolio totaled $51.4 million and $54.2 million, respectively, all of which were on accrual status and performing in accordance with the terms of their restructure.

The following table presents loans that were modified as TDRs within the periods indicated, and their recorded investment both prior to and after the modification:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Principal and interest with interest rate concession	—	$—	$—	1	$221	$221
Advancement of maturity date	2	248	248	—	—	—
Commercial real estate:
Advancement of maturity date	1	454	454	—	—	—
Interest-only payments with advancement of maturity date	1	2,004	2,004	—	—	—
Total	4	$2,706	$2,706	1	$221	$221

At March 31, 2015, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the three months ended March 31, 2015 and 2014, were the result of advancing the maturity date for balloon payments on loans otherwise current on principal and interest payments, or granting the borrower interest rate concessions and/or interest-only payments for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount increases the ALLL and is expensed to earnings. As loan payments are received in future periods, the entry is amortized over the life of the concession, reducing ALLL and recapturing provision expense. TDRs resulted in no charge-offs to the ALLL for the three months ended March 31, 2015 and 2014.

The following is a summary of loans that were modified as TDRs within the 12 months prior to March 31, 2015 or 2014, and for which there was a payment default during the three months ended March 31, 2015 or 2014:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Types of Modification
	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Number of Loans	No Interest Rate Concession with Modified Payment	Interest Rate Concession	Advancement of Maturity Date	Number of Loans	No Interest Rate Concession with Modified Payment	Interest Rate Concession	Advancement of Maturity Date
	(Dollars in thousands)
Commercial real estate	—	$—	$—	$—	1	$—	$—	$430
Total	—	$—	$—	$—	1	$—	$—	$430

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL. For the three months ended March 31, 2015, no loans defaulted that had been modified within the previous 12 months. For the three months ended March 31, 2014, one loan that was restructured during the previous 12 months missed a payment, but has since become current.

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

Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at March 31, 2015 and December 31, 2014.

The following tables represent a summary of loans by type and risk category at the dates indicated:

	March 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$256,900	$118,622	$236,908	$32,868	$5,313	$6,454	$657,065
Special mention	5,365	1,410	10,904	—	—	—	17,679
Substandard	3,557	1,683	1,586	—	—	262	7,088
Total loans	$265,822	$121,715	$249,398	$32,868	$5,313	$6,716	$681,832
 _____________

(1) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$263,094	$116,891	$235,841	$24,316	$3,783	$6,833	$650,758
Special mention	4,157	1,416	10,529	—	—	—	16,102
Substandard	6,314	1,964	1,598	—	—	297	10,173
Total loans	$273,565	$120,271	$247,968	$24,316	$3,783	$7,130	$677,033
  _____________

(1) Net of LIP.

Note 6 - Other Real Estate Owned

The following table is a summary of OREO during the periods shown:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$9,283	$11,465
Loans transferred to OREO	141	1,191
Dispositions of OREO, net	(3,799)	(851)
Market value adjustments	(50)	(196)
Balance at end of period	$5,575	$11,609

We sold $3.8 million of OREO during the first quarter of 2015, which was comprised of two properties and two lots of a third property, recognizing a net gain of $529,000. The sale of a commercial property with a book value of $3.6 million closed on March 31, 2015, but funds were received on April 1, 2015, generating a $4.0 million other receivable at March 31, 2015. OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. OREO at March 31, 2015 consisted of $287,000 in one-to-four family residential homes, $4.9 million in commercial real estate properties, and $403,000 in construction and land development projects.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at the dates indicated:

	Fair Value Measurements at March 31, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$39,531	$—	$39,531	$—
Freddie Mac	22,791	—	22,791	—
Ginnie Mae	24,319	—	24,319	—
Municipal bonds	898	—	898	—
U.S. Government agencies	16,503	—	16,503	—
Corporate bonds	14,068	—	14,068	—
Total	$118,110	$—	$118,110	$—

	Fair Value Measurements at December 31, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$40,916	$—	$40,916	$—
Freddie Mac	21,946	—	21,946	—
Ginnie Mae	26,013	—	26,013	—
Municipal bonds	644	—	644	—
U.S. Government agencies	16,816	—	16,816	—
Corporate bonds	14,039	—	14,039	—
Total	$120,374	$—	$120,374	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at March 31, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$53,026	$—	$—	$53,026
OREO	5,575	—	—	5,575
Total	$58,601	$—	$—	$58,601
_____________

(1)	Total fair value of impaired loans is net of $1.1 million of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$54,444	$—	$—	$54,444
OREO	9,283	—	—	9,283
Total	$63,727	$—	$—	$63,727
_____________

(1)    Total fair value of impaired loans is net of $1.2 million of specific reserves on performing TDRs.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$53,026	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 100.0% (0.6%)

OREO	$5,575	Market approach	Appraised value less selling costs	0.0% - 4.4% (1.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$54,365	Market approach	Appraised value discounted by market or borrower conditions	0% - 45.8% (2.2%)

OREO	$9,283	Market approach	Appraised value less selling costs	0% - 19.4% (3.3%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	March 31, 2015
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,313	$5,313	$5,313	$—	$—
Interest-earning deposits	114,973	114,973	114,973	—	—
Investments available-for-sale	118,110	118,110	—	118,110	—
Loans receivable, net	668,714	683,356	—	—	683,356
FHLB stock	6,672	6,672	—	6,672	—
Accrued interest receivable	3,106	3,106	—	3,106	—

Financial Liabilities:
Deposits	217,465	217,465	217,465	—	—
Certificates of deposit, retail	347,417	349,126	—	349,126	—
Certificates of deposit, brokered	66,122	67,254	—	67,254	—
Advances from the FHLB	135,500	135,835	—	135,835	—
Accrued interest payable	151	151	—	151	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,920	$5,920	$5,920	$—	$—
Interest-earning deposits	98,129	98,129	98,129	—	—
Investments available-for-sale	120,374	120,374	—	120,374	—
Loans receivable, net	663,938	678,676	—	—	678,676
FHLB stock	6,745	6,745	—	6,745	—
Accrued interest receivable	3,265	3,265	—	3,265	—

Financial Liabilities:
Deposits	201,539	201,539	201,539	—	—
Certificates of deposit, retail	358,159	359,049	—	359,049	—
Certificates of deposit, brokered	54,429	55,229	—	55,229	—
Advances from the FHLB	135,500	135,392	—	135,392	—
Accrued interest payable	142	142	—	142	—

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8 - Federal Home Loan Bank Stock

At March 31, 2015, the Bank held $6.7 million of FHLB stock, carried at par value ($100 per share). Ownership of FHLB stock is restricted to the FHLB and member institutions and can only be purchased and redeemed at par. The FHLB of Seattle is in the process of merging with the FHLB of Des Moines, with completion expected in the second quarter of 2015. Our shares of stock currently held in FHLB of Seattle will be converted on a one-to-one basis to shares of the combined Federal Home Loan Bank's stock. Shares held in excess of our stock requirement are expected to be repurchased upon the closing of the merger.

During the three months ended March 31, 2015 and 2014, the FHLB repurchased 729 and 656 shares, respectively, at par value, from the Bank. During the three months ended March 31, 2015 and 2014, the Bank received $1,699 and $1,767 in dividends from the FHLB, respectively.

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

Total compensation expense for the Plan was $109,000 and $85,000 for the three months ended March 31, 2015, and 2014, respectively, generating a related income tax benefit of $38,000 and $30,000 for the three months ended March 31, 2015, and 2014, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 2,285,280 shares to Company directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At March 31, 2015, remaining options for 651,756 shares of common stock were available for grant under the Plan.

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

A summary of the Company’s stock option plan awards and activity for the three months ended March 31, 2015, follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the three months ended March 31, 2015
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2015	929,260	$9.51		$2,351,328
Granted	20,000	12.05		—
Exercised	(50,000)	9.78		112,680
Forfeited or expired	—
Outstanding at March 31, 2015	899,260	9.55	5.26	2,516,898
Vested and expecting to vest assuming a 3% forfeiture rate over the vesting term	891,070	9.55	5.23	2,497,953

Exercisable at March 31, 2015	626,260	9.34	3.84	1,885,388

As of March 31, 2015, there was $823,797 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.78 years.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the stock price on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At March 31, 2015, remaining restricted stock awards for 74,478 shares were available to be awarded. Shares that have been awarded but have not yet vested totaled 75,600 as of March 31, 2015, and are held in a reserve account until they are vested.

A summary of changes in nonvested restricted stock awards for the three and three months ended March 31, 2015, follows:

	For the three months ended March 31, 2015
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	75,600	$8.47
Granted	—
Vested	—
Forfeited	—
Nonvested at March 31, 2015	75,600	8.47

Expected to vest assuming a 3% forfeiture rate over the vesting term	73,332

During the three months ended March 31, 2015 and 2014, there were no restricted stock awards granted. As of March 31, 2015, there was $499,874 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.75 years.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. At March 31, 2015, the balance of the deferred tax valuation allowance was $450,000 as a result of a past net capital loss on securities.

Our effective tax rate for the first quarter of 2015 was 34.89% partially as a result of permanent tax exclusions of the cash surrender value of officers' bank owned life insurance (BOLI) and stock option compensation.

The Company has prepared federal tax returns through December 31, 2014, at which time the net operating loss carryforward and capital loss carryforward was $8.7 million and will begin to expire in 2030. The Company has an alternative minimum tax credit carryforward totaling $1.9 million which has no expiration date.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except share data)
Net income	$2,229	$2,645
Less: Earnings allocated to participating securities	(11)	(16)
Earnings allocated to common shareholders	$2,218	$2,629

Basic weighted average common shares outstanding	14,036,959	15,252,445
Dilutive stock options	139,817	81,331
Dilutive restricted stock grants	22,939	23,344
Diluted weighted average common shares outstanding	14,199,715	15,357,120

Basic earnings per share	$0.16	$0.17
Diluted earnings per share	$0.16	$0.17

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Options to purchase an additional 225,000 and 210,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively, because the incremental shares under the treasury stock method of calculation resulted in them being antidilutive.
Note 12 - Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2015 for potential recognition or disclosure. In April 2015, the Bank purchased $20.0 million of general account bank owned life insurance ("BOLI"), which assists in offsetting the Bank's employee benefits expense. The Bank records BOLI policies within prepaid expenses and other assets in the Consolidated Balance Sheet, at each policy's cash surrender value, with changes recorded in other noninterest income in the Consolidated Income Statement. The Bank had a pre-existing BOLI plan valued at $2.8 million as of March 31, 2015, bringing the total asset to $22.8 million as of April 30, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K"). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

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

The Bank is converting to a new core data processor, with an expected completion date in third quarter of 2015. The capitalized cost of the new processor is expected to be $525,000 and will be amortized over five years. As of March 31, 2015, we have capitalized $265,000 towards the total cost of the new system. The improved technology that will come with the conversion will assist our growth efforts into new markets. In March 2015, the Bank received approval from the FDIC and DFI to open a new branch in Snohomish County. The new office, which we expect to open during the third quarter of 2015, will be much smaller than traditional bank branch offices, thereby maintaining management's focus on efficiency. In support of the Bank's shift in focus from a traditional savings and loan association towards a full-service community bank, First Financial Northwest converted from a savings and loan holding company to a bank holding company as of March 31, 2015.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, our net interest income.

An offset to net interest income is the provision for loan losses which is required to establish the allowance for loan and lease losses ("ALLL") at a level that adequately provides for probable losses inherent in our loan portfolio. As a loan's risk rating improves, property values increase, or recoveries of amounts previously charged off are received, a recapture of previously recognized provision for loan losses may be added to net interest income.

Our noninterest expenses consist primarily of salaries and employee benefits, OREO-related expenses, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. OREO-related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes, and insurance related to the properties included in the OREO inventory. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of real estate taxes, depreciation expenses, maintenance, and costs of utilities.

Critical Accounting Policies

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or by using different assumptions. These policies govern the allowance for loan and lease losses ("ALLL"), the valuation of OREO, and the calculation of deferred taxes, fair values, and other-than-temporary impairments on the market value of investments. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2014 Form

10-K. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosure contained in the 2014 Form 10-K.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets were $955.0 million at March 31, 2015, an increase of 1.9%, from $937.0 million at December 31, 2014. The $18.0 million increase was primarily a result of increases of $16.8 million in our interest-earning deposits, $4.8 million in our net loans receivable, and $3.9 million in other receivables, partially offset by decreases of $3.7 million in OREO and $2.3 million in investments available-for-sale.

The following table details the changes in the composition of our assets at March 31, 2015 from December 31, 2014.

	Balance at March 31, 2015	Change from December 31, 2014	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$5,313	$(607)	(10.3)%
Interest-earning deposits	114,973	16,844	17.2
Investments available-for-sale, at fair value	118,110	(2,264)	(1.9)
Loans receivable, net	668,714	4,776	0.7
Premises and equipment, net	16,841	107	0.6
FHLB stock, at cost	6,672	(73)	(1.1)
Accrued interest receivable	3,106	(159)	(4.9)
Deferred tax assets, net	7,049	(1,289)	(15.5)
OREO	5,575	(3,708)	(39.9)
Other receivable	4,038	3,910	3,054.7
Prepaid expenses and other assets	4,613	470	11.3
Total assets	$955,004	$18,007	1.9%

Interest-earning deposits. Our interest-earning deposits, consisting primarily of funds held at the Federal Reserve Bank, increased $16.8 million at March 31, 2015, as compared to December 31, 2014. During the first quarter of 2015, net cash of $1.2 million was provided by our operating activities, $1.7 million by our investing activities, and $13.3 million by our financing activities. Significant inflows of cash were from $11.7 million increase in brokered certificates of deposit, $5.2 million increase in retail deposits, and $2.3 million decrease in investments. Significant cash outflows were from a $4.8 million increase in net loans receivable and $3.2 million used in our stock repurchase plan.

Investments available-for-sale. Our investment portfolio decreased by $2.3 million during the first quarter of 2015. Principal paydowns of $4.3 million and partial calls of $50,000 on one agency security and two municipal securities were partially offset by security purchases of $1.9 million, with a combined expected yield of 2.39%. Market values of our portfolio had a pre-tax increase of $481,000. The effective duration of the investment portfolio at March 31, 2015, was 2.2% as compared to 2.4% at December 31, 2014. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank's portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank's investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $4.8 million to $668.7 million at March 31, 2015, from $663.9 million at December 31, 2014. The largest change continues to be in construction and land development loans, with a $10.2 million, or 19.9%, increase as compared to the prior quarter end. In addition, multifamily and commercial real estate loans increased $1.3 million and $1.4 million, respectively, while business loans increased $1.5 million. Partially offsetting these increases, one-to-four family real estate loans decreased $7.8 million and consumer loans decreased $400,000.

Of the increase in construction and land development loans, $9.0 million was for one-to-four family loans, predominantly related to "in-fill" speculative construction projects in selective urban areas that have high levels of nearby amenities. At March

31, 2015, we had $28.8 million outstanding in committed but undisbursed funds for construction loans, a $1.4 million increase over December 31, 2014.

Our five largest borrowing relationships, representing 10.7% of our loans, net of LIP, decreased $1.1 million from December 31, 2014 to March 31, 2015. As of March 31, 2015 all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to the concentration risk they possess in relation to the entire loan portfolio. The following table details our five largest lending relationships at March 31, 2015:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate (2)	Construction/ Land Development	Aggregate Balance of Loans (3)
		(Dollars in thousands)
Real estate investor	3	$—	$—	$18,040	$—	$18,040
Real estate investor	2	—	—	14,428	—	14,428
Real estate builder	55	13,059	—	—	1,316	14,375
Real estate investor	7	—	13,550	—	—	13,550
Real estate investor	29	7,151	3,878	1,652	—	12,681
Total	96	$20,210	$17,428	$34,120	$1,316	$73,074
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	Non-owner occupied properties.

(3)	Net of LIP.

The modest increase in total loans during the quarter resulted in a $17,000 increase in the ALLL at March 31, 2015, which was $10.5 million at both March 31, 2015 and December 31, 2014. The ALLL represented 1.5% and 1.6% of total loans at March 31, 2015 and December 31, 2014, respectively. We believe that the ALLL as of March 31, 2015, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

As we work with our borrowers that face difficult financial circumstances, we explore various options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included a reduction in interest rate on the loan for a period of time, advancing the maturity date of the loan, or allowing interest only payments for a specific time frame. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is considered to be in the Bank's best interest.

The following table presents a breakdown of our TDRs at the dates indicated:

	March 31, 2015	December 31, 2014	March 31, 2014	Three Month Change	One Year Change
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$—	$—	$469	$—	$(469)
Total nonperforming TDRs	—	—	469	—	(469)

Performing TDRs:
One-to-four family residential	40,943	42,908	45,762	(1,965)	(4,819)
Multifamily	2,163	2,172	2,201	(9)	(38)
Commercial real estate	8,241	9,118	12,066	(877)	(3,825)
Consumer	43	43	43	—	—
Total performing TDRs	51,390	54,241	60,072	(2,851)	(8,682)
Total TDRs	$51,390	$54,241	$60,541	$(2,851)	$(9,151)
% TDRs classified as performing	100.0%	100.0%	99.2%

Our TDRs decreased $2.8 million to $51.4 million at March 31, 2015, compared to $54.2 million at December 31, 2014 as paydowns continue to outpace the addition of TDRs to our portfolio. At March 31, 2015, all TDRs were performing according to their restructured payment terms. At March 31, 2015, there were no committed but undisbursed funds in connection with our restructured and impaired loans. The largest TDR relationship at March 31, 2015, totaled $12.4 million and was comprised of $11.6 million in one-to-four family residential rental properties and $780,000 in owner occupied commercial property, all located in King County.

Nonperforming assets continued to decrease and were $8.3 million at March 31, 2015, compared to $10.6 million at December 31, 2014. The following table presents a breakdown of our nonperforming assets and as a percent of total assets at the dates indicated:

	March 31, 2015	December 31, 2014	March 31, 2014	Three Month Change	One Year Change
	(In thousands)
Nonperforming loans:
One-to-four family residential	$494	$830	$1,600	$(336)	$(1,106)
Multifamily	1,683	—	228	1,683	1,455
Commercial real estate	425	434	706	(9)	(281)
Consumer	74	75	—	(1)	74
Total nonperforming loans	2,676	1,339	2,534	1,337	142

OREO	5,575	9,283	11,609	(3,708)	(6,034)
Total nonperforming assets (1)	$8,251	$10,622	$14,143	$(2,371)	$(5,892)

Nonperforming assets as a percent of total assets	0.86%	1.13%	1.57%
____________
(1) The difference between the $8.3 million of nonperforming assets at March 31, 2015, reported above, and the totals reported by other industry sources as our nonperforming assets is due to the inclusion of all TDRs, whether classified as performing or nonperforming loans, as nonperforming loans. All of our TDRs are performing in accordance with their restructured terms at March 31, 2015.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Nonaccrual loans increased $1.4 million to $2.7 million at March 31, 2015, from $1.3 million at December 31, 2014. This increase was the result of a $2.0 million loan transferred to nonaccrual offset by $318,000 in net charge-offs, $183,000 in short sales, and $164,000 of loans transferred to OREO, net of charge-offs.

The three largest nonaccrual loans in the loan portfolio at March 31, 2015, included a $1.7 million multifamily loan secured by a 44-unit apartment complex in Pierce County; a $320,000 commercial loan in Pierce County secured by a six-unit rental vacation lodge; and a one-to-four family loan with an outstanding balance of $236,000, secured by a condominium in King County.

We continue to focus our efforts on converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis. Our success in this area is reflected by the improved ratio of our nonperforming assets as a percent of total assets of 0.86% at March 31, 2015, compared to 1.13% at December 31, 2014.

OREO. OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. At March 31, 2015, OREO was $5.6 million, a decrease of $3.7 million from $9.3 million at December 31, 2014. During the first quarter of 2015, we transferred one property into OREO at $141,000 and sold two properties for $3.8 million, generating a net gain on sale of $529,000. The sale of a commercial property with a book value of $3.6 million closed on March 31, 2015, however funds were not received until the following day, resulting in a $4.0 million other receivable on the balance sheet at March 31, 2015.

The three largest OREO properties at March 31, 2015 were an office and retail building valued at $837,000 located in Pierce County, a land development project approved for 105 one-to-four family residential lots valued at $754,000 located in Kitsap County, and a convenience store and gas station valued at $696,000 located in Mason County.

The following table presents a breakdown of our OREO by county and number of properties at March 31, 2015:

	County				Total OREO	Number of Properties	Percent of Total OREO
	King	Pierce	Kitsap	All Other
	(Dollars in thousands)
OREO:
One-to-four family residential	$141	$146	$—	$—	$287	2	5.2%
Commercial real estate (1)	—	3,253	755	877	4,885	10	87.6
Construction/land development	—	200	—	203	403	2	7.2
Total OREO	$141	$3,599	$755	$1,080	$5,575	14	100.0%

(1) Of the ten properties classified as commercial real estate, seven are office/retail buildings and three are undeveloped lots.

Deposits. During the first three months of 2015, deposits increased $16.9 million to $631.0 million at March 31, 2015, compared to $614.1 million at December 31, 2014. Deposit accounts consisted of the following:

	Balance at March 31, 2015	Change from December 31, 2014	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$19,739	$5,385	37.5%
NOW	17,653	(3,099)	(14.9)
Statement savings	25,345	1,444	6.0
Money market	154,728	12,196	8.6
Certificates of deposit, retail	347,417	(10,742)	(3.0)
Certificates of deposit, brokered	66,122	11,693	21.5%
	$631,004	$16,877	2.7%

The increase in total deposits consisted of a $5.2 million net increase in retail deposits and an $11.7 increase in brokered certificates of deposit. Retail deposits grew in part as a result of our efforts to increase our business customers. Growth occurred in money market balances of $12.2 million, non-interest bearing checking balances of $5.4 million, and statement savings balances of $1.4 million, however, historical trends indicate a portion of this growth could be seasonal. Offsetting these increases, customer balances decreased in interest-bearing checking accounts and certificates of deposit by $3.1 million and $10.7 million, respectively. At March 31, 2015, and December 31, 2014, we held $15.9 million in public funds, nearly all of which were retail certificates of deposit.

During the first quarter of 2015, we increased our brokered certificates of deposit by $11.7 million, bringing the total balance of brokered funds to $66.1 million with an average cost of 1.87%. While these funds carry a higher cost than our retail certificates, their maturity periods of four to six years, along with the enhanced call features of these deposits, assist us in our interest rate risk management efforts.

Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk, and to leverage our balance sheet. Total FHLB advances at March 31, 2015 and December 31, 2014, were $135.5 million. Of the total balance, $44.0 million is due to mature within one year, with the remaining $91.5 million due in one to five years.

Stockholders’ Equity. Total stockholders’ equity decreased $590,000 during the first quarter of 2015 to $180.8 million at March 31, 2015, from $181.4 million at December 31, 2014. Retained earnings increased $1.4 million due to $2.2 million of net income offset by $843,000 of shareholder dividends paid at $0.06 per share. Additional paid-in-capital decreased $2.6 million as a result of $3.2 million to repurchase 268,300 shares at an average price of $12.00 per share, partially offset by $488,000 from the exercise of stock options. Accumulated other comprehensive loss decreased to $45,000 as a result of $312,000 after-tax unrealized gain on investments available-for-sale.

The share repurchase plan approved by the Board of Directors in October 2014 authorized the purchase of an additional 1,546,600 shares of the Company’s common stock, or 10% of the shares outstanding. As of March 31, 2015, the Company had repurchased 595,412 shares under this plan.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General. Net income for the three months ended March 31, 2015 was $2.2 million or $0.16 per diluted share as compared to net income of $2.6 million, or $0.17 per diluted share for the same period ended March 31, 2014.

The decrease was primarily due to a decrease in net interest income of $532,000 and a reduction in the recapture of loan loss provision of $400,000, partially offset by reductions in noninterest expense and federal income tax provision of $234,000 and $259,000, respectively.

Net Interest Income. Net interest income for the quarter ended March 31, 2015 decreased $532,000 to $7.5 million, as compared to $8.1 million for the first quarter in 2014, as a result of a decrease in total interest income of $498,000 and an increase in total interest expense of $34,000. These changes are primarily due to the shift in our asset mix as a result of a decrease in the average balance of higher yielding assets, consisting of loans receivable and investments available-for-sale, and an increase in the average balance of our low yielding interest-earning deposits.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three months ended March 31, 2015 compared to the three months ended March 31, 2014
	Increase (decrease) in interest income and expense due to changes in
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loan receivable, net	$(418)	$(32)	$(450)
Investments available-for-sale	3	(95)	(92)
Interest-earning deposits	—	44	44
Total net change in income on interest-earning assets	(415)	(83)	(498)

Interest-bearing liabilities:
NOW	(3)	(1)	(4)
Statement savings	—	1	1
Money market	49	3	52
Certificates of deposit, retail	(203)	(166)	(369)
Certificates of deposit, brokered	—	287	287
Advances from the FHLB	31	36	67
Total net change in expense on interest-bearing liabilities	(126)	160	34
Total net change in net interest income	$(289)	$(243)	$(532)

Loan interest income decreased $450,000 primarily as a result of a decrease in yield of 18 basis points. Also contributing to the decrease was a decline in average loan receivables of $2.4 million, as loan originations were outpaced by payoffs on higher yielding loans as the Bank faces significant competition in this prolonged, low interest-rate environment.

Interest income from our investments available-for-sale decreased by $92,000 as our average balance decreased by $22.4 million, primarily from principal paydowns. We continue to evaluate our investment portfolio and opportunities to buy or sell securities to assist in managing our interest rate risk.

Further contributing to the decrease in net interest income, interest expense increased by $34,000 during the first quarter of 2015 as compared to the same period in 2014. During these periods, our average balance of interest-bearing liabilities increased $32.5 million, although our overall cost of funds decreased one basis point to 0.90%. The addition of $66.1 million of brokered certificates of deposit during the last three quarters, at an average cost of 1.87%, resulted in a $287,000 increase in interest expense during the first quarter of 2015. Additional increases in interest expense of $52,000 and $67,000 were incurred in money market accounts and FHLB advances, respectively, as a combined result of increases in their average balances and respective rates. These increases were partially offset by a decrease in interest of $369,000 on retail certificates of deposit, due to a decrease in the average balance of $51.9 million and a decrease in the rate of 22 basis points, as new and maturing certificates repriced at lower rates.

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014		Change in Interest and Dividends
	Average Balance	Yield or Cost	Average Balance	Yield or Cost
	(Dollars in thousands)
Loans receivable, net	$667,949	5.21%	$670,311	5.39%	$(450)
Investments available-for-sale	120,029	1.73	142,473	1.70	(92)
Interest-earning deposits	103,370	0.25	33,063	0.24	44
FHLB stock	6,726	0.12	7,001	0.10	—
Total interest-earning assets	$898,074	4.13%	$852,848	4.53%	$(498)

NOW	$18,534	0.09%	$22,009	0.14%	$(4)
Statement savings	24,997	0.15	22,349	0.13	1
Money market	144,541	0.32	138,161	0.18	52
Certificates of deposit, retail	351,762	1.04	403,652	1.26	(369)
Certificates of deposit, brokered	62,340	1.87	—	—	287
Advances from the FHLB	135,500	0.95	119,000	0.84	67
Total interest-bearing liabilities	$737,674	0.90%	$705,171	0.91%	$34

Interest expense related to our FHLB advances increased $67,000, primarily due to a $16.5 million increase in average FHLB advances for the three months ended March 31, 2015, as compared to the same period in 2014. In addition, the average rate paid for these funds increased 11 basis points to 0.95% for the first quarter of 2015, as compared to 0.84% in the same quarter in 2014. This increase in the average rate paid in the 2015 quarter relates to management's decision to utilize longer term advances from the FHLB, with maturities ranging from four to five years for the advances obtained in 2014, to assist in our interest rate risk management efforts.

Provision for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific reserves. The general reserve is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. The specific reserve component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices, and other available information, less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or if future events differ from current estimates.

During the quarter ended March 31, 2015, management evaluated the adequacy of the ALLL and concluded that a recapture of prior period provisions for loan loss in the amount of $100,000 was appropriate for the quarter, as compared to a $500,000 recapture for the first quarter of 2014. For the first quarter of 2015, the recapture was primarily a result of reductions in borrowers' concessions, the upgrade of the risk rating on one commercial real estate loan, loan payoffs, and net recoveries during the quarter, partially offset by portfolio growth.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
ALLL balance at beginning of period	$10,491	$12,994
Recapture of provision for loan losses	(100)	(500)
Charge-offs	(340)	(553)
Recoveries	457	152
ALLL	$10,508	$12,093
ALLL as a percent of total loans, net of LIP	1.54%	1.76%
ALLL as a percent of nonperforming loans, net of LIP	392.68	477.23
Total nonperforming loans, net of LIP	$2,676	$2,534
Nonperforming loans as a percent of total loans, net of LIP	0.39%	0.37%
Total loans receivable, net of LIP	$681,832	$686,565
Total loans originated	32,223	38,884

Noninterest Income. Noninterest income increased $23,000 to $91,000 for the quarter ended March 31, 2015, from $68,000 for the same quarter in 2014. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended March 31, 2015	Change from March 31, 2014	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$14	$4	40.0%
Loan service fees	18	(3)	(14.3)
Servicing rights, net	—	(2)	(100.0)
Other	59	24	68.6
Total noninterest income	$91	$23	33.8%

The $24,000 increase in other noninterest income is primarily a result of a $20,000 increase during the first quarter of 2015 in the cash surrender value ("CSV") of BOLI. During the first quarter of 2014, income for the increase in the CSV was not reflected as we began recording this income on a quarterly basis during the third quarter of 2014.

Noninterest Expense. Noninterest expense decreased $234,000 to $4.3 million for the first quarter of 2015 from $4.5 million for the comparable quarter in 2014.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended March 31, 2015	Change from March 31, 2014	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$3,414	$529	18.3%
Occupancy and equipment	338	(13)	(3.7)
Professional fees	354	(3)	(0.8)
Data processing	160	(13)	(7.5)
(Gain) Loss on sales of OREO property, net	(529)	(600)	(845.1)
OREO market value adjustments	50	(146)	(74.5)
OREO related expenses, net	(48)	(109)	(178.7)
Regulatory assessments	116	38	48.7
Insurance and bond premiums	92	(11)	(10.7)
Marketing	33	8	32.0
Other general and administrative	310	86	38.4
Total noninterest expense	$4,290	$(234)	(5.2)%

Contributing to the decrease in noninterest expense, the first quarter of 2015 included a $529,000 net gain on sales of OREO properties compared to a net loss of $71,000 for the first quarter of 2014. Additional benefits were generated by OREO properties as rental income from these properties exceeded expenses by $48,000 in the first quarter of 2015, compared to $61,000 of net expenses for the same period in 2014. The fair value of our OREO properties was reduced by $50,000 in the first three months of 2015 where expenses of $196,000 were recognized for the first quarter of 2014.

Partially offsetting these improvements, expenses for salaries and employee benefits increased $529,000 for the first quarter of 2015 as compared to the first quarter of 2014. Salaries increased $250,000 as we continued to enhance the leadership and experience levels of key positions to support our growth strategies. Annual contributions to our Pentegra benefit plan increased $93,000 as we elected a higher funding option for the current plan year as allowed under the pension relief legislation. Employer paid health benefits increased $48,000 as a result of premium increases by our provider. Compensation expense related to our employee stock ownership plan ("ESOP") increased $50,000 as a result of the increase in the average trading price of the Company's stock from $10.41 in first quarter of 2014 to $12.16 in the first quarter of 2015. In addition, our SERP expense increased $43,000 as a result of a decrease in the long-term Treasury bill rate used in the present value calculation of future benefits.

Federal Income Tax Expense. Our expected statutory income tax rate is 35%. We recorded federal income tax provisions of $1.2 million and $1.5 million for the quarters ended March 31, 2015, and 2014 as a result of our consolidated net income.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At March 31, 2015, retail certificates of deposit scheduled to mature in one year or less totaled $145.4 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions, although recently we have been less aggressive in competing for certificates of deposit and public funds in order to reduce our cost of funds. Historically, we have been able to retain a significant amount of the deposits as they mature. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs. At March 31, 2015, the Bank maintained credit facilities with the FHLB totaling $232.7 million with an outstanding balance of $135.5 million. At March 31, 2015, we also had available a total of $35.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

During the third quarter of 2014, management began utilizing the national brokered deposit market to assist in its funds acquisition and interest rate risk management efforts by adding $66.1 million of brokered certificates of deposit as of March 31, 2015. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk associated with retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At March 31, 2015, brokered certificates of deposit had a weighted-average maturity of 4.9 years. These certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2015, the Company (on an unconsolidated basis) had liquid assets of $62.4 million.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2015 and December 31, 2014, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at March 31, 2015:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$2,543	$2,543	$—	$—	$—
Unused portion of lines of credit	11,009	329	6,489	3,639	552
Undisbursed portion of construction loans	28,788	17,790	10,998	—	—
Total commitments	$42,340	$20,662	$17,487	$3,639	$552

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

Capital

At March 31, 2015, stockholders' equity totaled $180.8 million, or 18.93% of total assets. Our book value per share of common stock was $12.10 at March 31, 2015 compared to $11.96 at December 31, 2014. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards. As of March 31, 2015, the Bank exceeded all regulatory capital requirements with a a Tier 1 Leverage-Based Capital ratio of 11.64%, a Common Equity Tier 1 (CET1) capital ratio of 17.33%, Tier 1 Risk-Based Capital ratio of 17.33%, and a Total Risk-Based Capital ratio of 18.59%. The CET1 ratio is a new regulatory capital ratio required beginning for the quarter ended March 31, 2015. Under BASEL III, the regulatory capital requirements to be considered well capitalized are 5% for Tier 1 Leverage-Based Capital, 6.5% for CET, 18% for Tier 1 Risk-Based Capital, and 10% for Total Risk-Based Capital.

First Financial Northwest exceeded all regulatory capital requirements with Tier 1 Leverage Based Capital, CET1, Tier 1 Risk-Based Capital and Total Risk Based Capital ratios of 19.12%, 28.38%, 28.38%, and 29.64%, respectively, as of March 31, 2015.

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

Additionally, the Committee reviews current and projected liquidity needs. As part of its procedures, the ALCO regularly reviews our interest rate risk by modeling the impact that changes in interest rates may have on earnings, particularly net interest income. The market value of portfolio equity, which is the net present value of an institution's existing assets less its liabilities and off-balance sheet instruments, is also modeled under several scenarios of changing interest rates. In both cases, results are evaluated and compared with the maximum potential change that is authorized by the Board of Directors.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. A portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 33.1% of our total loans were adjustable-rate loans at March 31, 2015. At that date, $131.9 million, or 56.1% of these loans were at their floor, with a weighted-average interest rate of 4.5%. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. Also, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Furthermore, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

The following table illustrates the change in our net interest income at March 31, 2015 that would occur in the event of an instantaneous change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at March 31, 2015
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$31,640	9.89%
+200	30,744	6.78
+100	29,833	3.62
Base	28,792	—
(100)	27,996	(2.76)

The following table illustrates the change in our net portfolio value (“NPV”) at March 31, 2015 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$176,745	$(26,003)	(12.83)%	19.59%	(2.67)%	$902,313
+200	186,042	(16,706)	(8.24)	20.10	(1.72)	925,606
+100	195,432	(7,316)	(3.62)	20.57	(0.75)	950,219
Base	202,748	—	—	20.85	—	972,379
(100)	205,354	2,606	1.29	20.78	0.27	988,342
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

At March 31, 2015, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be one of our primary risks as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015 our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Changes in Internal Controls: In the quarter ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest's common stock repurchases during the first quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
January 1 - January 31, 2015	75,800	$11.99	75,800	1,143,688
February 1 - February 28, 2015	97,000	12.00	97,000	1,046,688
March 1 - March 31, 2015	95,500	12.00	95,500	951,188
	268,300	$12.00	268,300	951,188

On October 22, 2014, the Company announced that its Board of Directors authorized the repurchase of up to 1,546,600 shares of the Company's common stock, or 10% of the Company's outstanding shares. As of March 31, 2015, the Company repurchased 595,412 shares of the Company's common stock at an average price per share of $11.67. This repurchase authorization expired on April 22, 2015. On April 22, 2015, the Board of Directors authorized a new share repurchase plan of an additional 1,492,400 shares of the Company's common stock, or 10% of shares outstanding. Shares may be repurchased under this plan through October 28, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	Forms of incentive and non-qualified stock option award agreements (7)
10.6	Form of restricted stock award agreement (7)
10.7	Settlement Agreement and Mutual Release with the Stilwell Group (8)
10.8	Amendment No. 1 to the Settlement Agreement and Releases with the Stilwell Group (9)
10.9	Amendment No. 2 to the Settlement Agreement and Releases with the Stilwell Group (10)
10.10	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.0
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated February 6, 2015.

(3)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 31, 2012.

(6)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.

(8)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 20, 2012.

(9)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated January 17, 2013.

(10)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated February 26, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: May 7, 2015	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2015	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2015	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.