Form 10-Q
period 2015-06-30
First Financial Northwest, Inc.
filed 2015-08-06
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 3, 2015, 14,417,827shares of the issuer's common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Cash on hand and in banks	$5,550	$5,920
Interest-earning deposits	101,424	98,129
Investments available-for-sale, at fair value	116,913	120,374
Loans receivable, net of allowance of $10,603 and $10,491, respectively	659,273	663,938
Federal Home Loan Bank ("FHLB") stock, at cost	6,537	6,745
Accrued interest receivable	3,033	3,265
Deferred tax assets, net	6,195	8,338
Other real estate owned ("OREO")	4,416	9,283
Premises and equipment, net	16,934	16,734
Bank owned life insurance ("BOLI")	22,932	2,776
Prepaid expenses and other assets	1,225	1,495
Total assets	$944,432	$936,997

Liabilities and Stockholders' Equity
Deposits:
Interest-bearing deposits	$603,177	$599,773
Noninterest-bearing deposits	20,531	14,354
Total deposits	623,708	614,127
Advances from the FHLB	135,500	135,500
Advance payments from borrowers for taxes and insurance	1,581	1,707
Accrued interest payable	145	142
Investment trades payable	578	—
Other liabilities	5,349	4,109
Total liabilities	766,861	755,585

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 14,552,324 shares at June 30, 2015, and 15,167,381 shares at December 31, 2014	146	151
Additional paid-in capital	146,240	153,395
Retained earnings, substantially restricted	39,900	36,969
Accumulated other comprehensive loss, net of tax	(533)	(357)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(8,182)	(8,746)
Total stockholders' equity	177,571	181,412
Total liabilities and stockholders' equity	$944,432	$936,997

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$8,658	$9,087	$17,234	$18,113
Investments available-for-sale	495	585	1,007	1,189
Interest-earning deposits	65	22	129	42
Dividends on FHLB stock	3	1	5	3
Total interest income	$9,221	$9,695	$18,375	$19,347
Interest expense
Deposits	1,333	1,238	2,647	2,585
FHLB advances	320	279	638	530
Total interest expense	$1,653	$1,517	$3,285	$3,115
Net interest income	7,568	8,178	15,090	16,232
Recapture of provision for loan losses	(500)	(100)	(600)	(600)
Net interest income after recapture of provision for loan losses	$8,068	$8,278	$15,690	$16,832
Noninterest income
Net loss on sale of investments	—	(20)	—	(20)
Other	357	108	448	176
Total noninterest income	$357	$88	$448	$156
Noninterest expense
Salaries and employee benefits	3,251	2,860	6,665	5,775
Occupancy and equipment	314	332	652	678
Professional fees	458	394	812	751
Data processing	188	154	348	332
(Gain) loss on sale of OREO property, net	(2)	36	(531)	107
OREO market value adjustments	(46)	92	4	288
OREO related expenses (reimbursements), net	41	78	(7)	139
Regulatory assessments	116	104	232	182
Insurance and bond premiums	89	103	181	176
Marketing	54	37	87	62
Other general and administrative	411	512	721	736
Total noninterest expense	$4,874	$4,702	$9,164	$9,226
Income before federal income tax provision	3,551	3,664	6,974	7,762
Federal income tax provision	1,183	1,297	2,377	2,750
Net income	$2,368	$2,367	$4,597	$5,012

Basic earnings per share	$0.17	$0.16	$0.33	$0.33
Diluted earnings per share	$0.17	$0.16	$0.33	$0.33
Weighted average number of basic shares outstanding	13,756,336	15,042,712	13,895,872	15,146,999
Weighted average number of diluted shares outstanding	13,916,314	15,120,938	14,057,198	15,224,155

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,368	$2,367	$4,597	$5,012
Other comprehensive income, before tax:
Unrealized holding gains (losses) on investments available-for-sale (net of tax provision of ($263) and $439 for the second quarter of 2015 and 2014, respectively, and ($94) and $768 for the first six months of 2015 and 2014, respectively)	(488)	815	(176)	1,425
Reclassification adjustment for net losses realized in income (net of tax provision of $7 for the three and six months ended June 30, 2014)	$—	$13	$—	$13
Other comprehensive (loss) income, net of tax	$(488)	$828	$(176)	$1,438
Total comprehensive income	$1,880	$3,195	$4,421	$6,450

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2013	16,392,139	$164	$166,866	$29,220	$(2,020)	$(9,875)	$184,355
Other comprehensive income	—	—	—	5,012	1,438	—	6,450
Cash dividend declared and paid ($0.10 per share)	—	—	—	(1,508)	—	—	(1,508)
Exercise of stock options	331,680	3	3,240	—	—	—	3,243
Purchase and retirement of common stock	(992,840)	(10)	(10,813)	—	—	—	(10,823)
Compensation related to stock options and restricted stock awards	—	—	172	—	—	—	172
Allocation of 56,427 ESOP shares	—	—	30	—	—	565	595
Balances at June 30, 2014	15,730,979	$157	$159,495	$32,724	$(582)	$(9,310)	$182,484

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2014	15,167,381	$151	$153,395	$36,969	$(357)	$(8,746)	$181,412
Other comprehensive income	—	—	—	4,597	(176)	—	4,421
Cash dividend declared and paid ($0.12 per share)	—	—	—	(1,666)	—	—	(1,666)
Exercise of stock options	50,000	1	489	—	—	—	490
Purchase and retirement of common stock	(665,057)	(6)	(7,980)	—	—	—	(7,986)
Compensation related to stock options and restricted stock awards	—	—	219	—	—	—	219
Allocation of 56,426 ESOP shares	—	—	117	—	—	564	681
Balances at June 30, 2015	14,552,324	$146	$146,240	$39,900	$(533)	$(8,182)	$177,571

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,597	$5,012
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of provision for loan losses	(600)	(600)
OREO market value adjustments	4	288
(Gain) loss on sale of OREO property, net	(531)	107
Loss on sale of investments available-for-sale	—	20
Loss on sale of premises and equipment	—	11
Depreciation of premises and equipment	364	382
Amortization of premiums and discounts on investments available-for-sale, net	586	750
Deferred federal income taxes	2,237	2,633
Allocation of ESOP shares	681	595
Stock compensation expense	219	172
Change in cash surrender value of BOLI	(156)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	270	(252)
Net increase in advance payments from borrowers for taxes and insurance	(126)	(263)
Accrued interest receivable	232	134
Accrued interest payable	3	17
Other liabilities	1,240	415
Net cash provided by operating activities	$9,020	$9,421
Cash flows from investing activities:
Capital expenditures related to OREO	—	(52)
Proceeds from sales of OREO properties	5,535	2,638
Proceeds from calls and sales of investments available-for-sale	1,550	6,380
Principal repayments on investments available-for-sale	9,575	10,583
Purchases of investments available-for-sale	(8,520)	—
Investments available-for-sale transaction payable	578	—
Net increase in loans receivable	5,124	(14,332)
FHLB stock redemption	208	133
Purchases of premises and equipment	(564)	(126)
Purchase of BOLI	(20,000)	—
Net cash (used) provided by investing activities	$(6,514)	$5,224
Cash flows from financing activities:
Net increase (decrease) in deposits	9,581	(36,946)
Advances from the FHLB	—	16,500
Proceeds from stock options exercises	490	3,243
Repurchase and retirement of common stock	(7,986)	(10,823)
Dividends paid	(1,666)	(1,508)
Net cash provided (used) by financing activities	$419	$(29,534)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2015
	2015	2014

Net increase (decrease) in cash and cash equivalents	$2,925	$(14,889)
Cash and cash equivalents at beginning of quarter	104,049	55,575
Cash and cash equivalents at end of quarter	$106,974	$40,686

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$3,282	$3,098
Federal income taxes paid	126	109
Noncash items:
Loans transferred to OREO, net of deferred loan fees and allowance for loan losses	$141	$1,630
Change in unrealized loss on investments available for sale	(270)	2,213

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

First Savings Bank is a community-based savings bank primarily serving King, and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington, through one full-service banking office located in Renton, Washington. First Financial Northwest has announced that as of August 21, 2015, the Bank is changing its name to "First Financial Northwest Bank". In addition, the Bank has received regulatory approvals to open a branch office in Mill Creek, Washington, which we expect to contribute to growth in our market presence in Snohomish County. This new branch office, scheduled to open in the third quarter of 2015, will be smaller than traditional bank offices, utilizing technology alternatives in an effort to manage expenses with this expansion.

The Bank is a portfolio lender, originating one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending, funded primarily by deposits from the general public, supplemented by borrowings from the Federal Home Loan Bank of Des Moines and deposits raised in the national brokered deposit market.

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to First Financial Northwest, Inc. and its consolidated subsidiary First Savings Bank Northwest, unless the context otherwise requires.

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses ("ALLL"), the valuation of other real estate owned ("OREO") and the underlying collateral of impaired loans, deferred tax assets, and the fair value of financial instruments.

The Company's activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of attracting deposits from the general public and originating loans for its portfolio in its primary market area. Substantially all income is derived from a diverse base of commercial, multifamily, and residential real estate loans, consumer lending activities, and investments.

Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on consolidated net income or stockholders' equity.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The ASU eliminated from GAAP the concept of extraordinary items. Under subtopic 225-20, entities were required to separately classify, present, and disclose extraordinary events and transactions that were both unusual in nature and infrequent in occurrence. This amendment will save time and reduce costs for preparers, as well as alleviate uncertainty for auditors and regulators in evaluating potentially extraordinary items. The amendment is effective for fiscal years and interim reporting periods after December 15, 2015. It may be applied prospectively and retrospectively to all reporting periods presented in the financial statements. The adoption of ASU No. 2015-01 is not expected to have a material impact on the Company's consolidated financial statements.
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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles--Goodwill and Other--Internal-Use Software (Subtopic 350-40). The amendments in this ASU helps entities evaluate the accounting for fees paid for a cloud computing arrangement by providing guidance as to whether the arrangement includes a software license. If the arrangement does not include a software license, then the arrangement should be accounted for as a service contract. Prior to the release of this standard, stakeholders were concerned the absence of specific guidance resulted in diversity of practice and unnecessary costs. These amendments will be effective for annual and interim periods beginning after December 15, 2015. The amendments may be adopted prospectively or retrospectively. The adoption of ASU No. 2015-05 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. The amendments in this update facilitate updates for technical corrections, clarifications, and improvements to the FASB Accounting Standards Codification. The amendments in this update fall into one of the following categories: amendments related to differences between original guidance and the codification, guidance clarification and reference corrections, simplification, and minor improvements. The amendments in this update requiring transition guidance are effective for fiscal years and interim periods beginning after December 15, 2015, with early adoption permitted. The adoption of ASU No. 2015-10 is not expected to have a material impact on the Company's consolidated financial statements.

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$38,303	$753	$(81)	$38,975
Freddie Mac	22,957	451	(60)	23,348
Ginnie Mae	22,812	97	(151)	22,758
Municipal bonds	3,515	3	(34)	3,484
U.S. Government agencies	14,310	98	(93)	14,315
Corporate bonds	14,052	30	(49)	14,033
Total	$115,949	$1,432	$(468)	$116,913

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

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at the dates indicated:

	June 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$5,482	$(42)	$1,231	$(39)	$6,713	$(81)
Freddie Mac	5,777	(60)	—	—	5,777	(60)
Ginnie Mae	5,908	(34)	8,591	(117)	14,499	(151)
Municipal bonds	2,302	(34)	—	—	2,302	(34)
U.S. Government agencies	4,650	(70)	1,977	(23)	6,627	(93)
Corporate bonds	3,031	(10)	4,461	(39)	7,492	(49)
Total	$27,150	$(250)	$16,260	$(218)	$43,410	$(468)

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$1,456	$(30)	$1,456	$(30)
Freddie Mac	—	—	1,832	(22)	1,832	(22)
Ginnie Mae	1,883	(6)	9,952	(116)	11,835	(122)
U.S. Government agencies	545	—	8,096	(151)	8,641	(151)
Corporate bonds	1,496	(4)	5,942	(58)	7,438	(62)
Total	$3,924	$(10)	$27,278	$(377)	$31,202	$(387)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment ("OTTI") are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the security and it is not

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

likely that it will be required to sell the security but does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At June 30, 2015, the Company had 32 securities in an unrealized loss position, of which 13 have been in an unrealized loss position for 12 months or more. Management reviewed the financial condition of the entities issuing municipal or corporate bonds at June 30, 2015 and December 31, 2014, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	13,570	13,542
Due after five years through ten years	13,971	13,909
Due after ten years	4,336	4,381
	31,877	31,832
Mortgage-backed investments	84,072	85,081
Total	$115,949	$116,913

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 100% of the public deposits held. Investments with market values of $15.6 million and $16.3 million were pledged as collateral for public deposits at June 30, 2015 and December 31, 2014, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three and six months ended June 30, 2015, we had calls on investment securities of $1.5 million and $1.6 million respectively, with no gain or loss. We had no sales during these periods. For the three and six months ended June 30, 2014, we sold $5.0 million of investment securities generating a gross loss of $20,000 and had a call of $1.4 million with no gain or loss.

During the three and six months ended June 30, 2015, we purchased fixed rate securities of $6.6 million and $8.5 million , respectively. There were no purchases of investment securities during the first six months of 2014.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	June 30, 2015	December 31, 2014
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$152,764	$161,013
Permanent non-owner occupied	105,046	112,180
Construction non-owner occupied (1)	—	500
	257,810	273,693
Multifamily:
Permanent	120,758	116,014
Construction (1)	2,265	4,450
	123,023	120,464
Commercial real estate:
Permanent	233,652	239,211
Construction (1)	—	6,100
Land (2)	7,598	2,956
	241,250	248,267
Construction/land development:
One-to-four family residential (1)	30,448	19,860
Multifamily (1)	19,438	17,902
Commercial (1)	4,300	4,300
Land development (2)	8,013	8,993
	62,199	51,055

Business	6,275	3,783
Consumer	7,051	7,130
Total loans	697,608	704,392

Less:
Loans in process ("LIP")	25,182	27,359
Deferred loan fees, net	2,550	2,604
Allowance for loan and lease losses ("ALLL")	10,603	10,491
Loans receivable, net	$659,273	$663,938
___________

(1) Construction/land development excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At June 30, 2015, the Company had no one-to-four family residential or commercial real estate loans, and $2.3 million or 1.8% of its total multifamily portfolio in these rollover loans. At December 31, 2014, the Company had $6.1 million or 2.5% of the total commercial real estate portfolio and $4.5 million or 3.7% of the total multifamily portfolio, and $500,000 or 0.2% of the total one-to-four family residential portfolio in these rollover loans.

(2)At June 30, 2015, and December 31, 2014, $7.6 million and $3.0 million, respectively, of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots (where we do not intend to finance the construction) as commercial real estate land loans.

At both June 30, 2015 and December 31, 2014, there were no loans classified as held for sale.

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

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method for the periods shown:

	At or For the Three Months Ended June 30, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,688	$1,023	$4,635	$741	$54	$367	$10,508
Charge-offs	—	—	—	—	—	—	—
Recoveries	518	—	57	—	—	20	595
Provision (recapture)	(670)	164	(256)	78	135	49	(500)
Ending balance	$3,536	$1,187	$4,436	$819	$189	$436	$10,603

	At or For the Six Months Ended June 30, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,694	$1,646	$4,597	$355	$47	$152	$10,491
Charge-offs	(25)	(281)	—	—	—	(34)	(340)
Recoveries	691	—	57	—	3	301	1,052
Provision (recapture)	(824)	(178)	(218)	464	139	17	(600)
Ending balance	$3,536	$1,187	$4,436	$819	$189	$436	$10,603

Allowance by category:
General reserve	$3,016	$1,184	$4,190	$819	$189	$394	$9,792
Specific reserve	520	3	246	—	—	42	811

Loans: (1)
Total loans	$257,810	$122,481	$241,250	$37,559	$6,275	$7,051	$672,426
Loans with general valuation allowance (2)	219,369	119,189	233,078	37,559	6,275	6,858	622,328
Loans with specific reserves (3)	38,441	3,292	8,172	—	—	193	50,098
____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended June 30, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$4,575	$1,406	$5,536	$388	$7	$181	$12,093
Charge-offs	(57)	—	—	—	—	(23)	(80)
Recoveries	34	—	—	—	1	3	38
Provision (recapture)	(175)	27	86	(55)	3	14	(100)
Ending balance	$4,377	$1,433	$5,622	$333	$11	$175	$11,951

	At or For the Six Months Ended June 30, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,141	$1,377	$5,881	$399	$14	$182	$12,994
Charge-offs	(75)	—	(311)	(223)	—	(24)	(633)
Recoveries	34	—	151	—	1	4	190
Provision (recapture)	(723)	56	(99)	157	(4)	13	(600)
Ending balance	$4,377	$1,433	$5,622	$333	$11	$175	$11,951

Allowance by category:
General reserve	$2,932	$1,401	$5,071	$333	$11	$175	$9,923
Specific reserve	1,445	32	551	—	—	—	2,028

Loans: (1)
Total loans	272,065	129,639	259,701	20,680	897	8,149	691,131
Loans with general valuation allowance (2)	225,319	127,225	249,818	20,680	897	8,106	632,045
Loans with specific reserves (3)	46,746	2,414	9,883	—	—	43	59,086
_____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2015, total past due loans comprised 0.54% of total loans receivable, net of LIP, as compared to 0.66% at December 31, 2014. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of June 30, 2015
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$1,352	$162	$233	$1,747	$151,017	$152,764
Non-owner occupied	—	—	—	—	105,046	105,046
Multifamily	—	—	1,683	1,683	120,798	122,481
Commercial real estate	—	—	94	94	241,156	241,250
Construction/land development	—	—	—	—	37,559	37,559
Total real estate	1,352	162	2,010	3,524	655,576	659,100
Business	—	—	—	—	6,275	6,275
Consumer	41	73	—	114	6,937	7,051
Total loans	$1,393	$235	$2,010	$3,638	$668,788	$672,426
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at June 30, 2015.
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

The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	June 30, 2015	December 31, 2014
	(In thousands)
One-to-four family residential	$252	$830
Multifamily	1,683	—
Commercial real estate	407	434
Consumer	73	75
Total nonaccrual loans	$2,415	$1,339

During the three and six months ended June 30, 2015, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $33,000 and$56,000, respectively. For the three and six months ended June 30, 2014, lost interest on nonaccrual loans was $33,000 and $79,000, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	June 30, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$257,558	$120,798	$240,843	$37,559	$6,275	$6,978	$670,011
Nonperforming (3)	252	1,683	407	—	—	73	2,415
Total loans	$257,810	$122,481	$241,250	$37,559	$6,275	$7,051	$672,426
_____________

(1)	Net of LIP.

(2)	There were $152.5 million of owner-occupied one-to-four family residential loans and $105.1 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	There were $252,000 of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.

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

There were no funds committed to be advanced in connection with impaired loans at either June 30, 2015, or December 31, 2014.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	June 30, 2015
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,958	$3,217	$—
Non-owner occupied	25,663	25,740	—
Multifamily	2,102	2,383	—
Commercial real estate	4,500	4,810	—
Consumer	116	152	—
Total	35,339	36,302	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	2,135	2,205	98
Non-owner occupied	7,685	7,683	422
Multifamily	1,190	1,190	3
Commercial real estate	3,672	3,672	246
Consumer	77	77	42
Total	14,759	14,827	811
Total impaired loans:
One-to-four family residential:
Owner occupied	5,093	5,422	98
Non-owner occupied	33,348	33,423	422
Multifamily	3,292	3,573	3
Commercial real estate	8,172	8,482	246
Consumer	193	229	42
Total	$50,098	$51,129	$811
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,140	$41	$3,196	$82
Non-owner occupied	26,747	397	27,573	791
Multifamily	1,893	7	1,261	15
Commercial real estate	4,516	77	4,529	147
Consumer	117	—	117	1
Total	36,413	522	36,676	1,036

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,139	29	2,278	59
Non-owner occupied	7,913	108	8,159	224
Multifamily	1,676	20	1,842	39
Commercial real estate	3,903	50	4,268	100
Consumer	78	1	78	2
Total	15,709	208	16,625	424

Total impaired loans:
One-to-four family residential:
Owner occupied	5,279	70	5,474	141
Non-owner occupied	34,660	505	35,732	1,015
Multifamily	3,569	27	3,103	54
Commercial real estate	8,419	127	8,797	247
Consumer	195	1	195	3
Total	$52,122	$730	$53,301	$1,460

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,284	$34	$3,482	$72
Non-owner occupied	29,201	451	29,061	883
Multifamily	225	—	228	—
Commercial real estate	4,272	44	4,923	82
Construction/land development	—	—	74	—
Consumer	43	1	43	1
Consumer	37,025	530	37,811	1,038
Total

Loans with an allowance:
One-to-four family residential:
Owner occupied	3,392	40	3,325	79
Non-owner occupied	11,178	149	11,551	306
Multifamily	2,196	37	2,200	71
Commercial real estate	7,055	94	7,065	181
Total	23,821	320	24,141	637

Total impaired loans:
One-to-four family residential:
Owner occupied	6,676	74	6,807	151
Non-owner occupied	40,379	600	40,612	1,189
Multifamily	2,421	37	2,428	71
Commercial real estate	11,327	138	11,988	263
Construction/land development	—	—	74	—
Consumer	43	1	43	1
Total	$60,846	$850	$61,952	$1,675

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

At June 30, 2015 and December 31, 2014, the TDR portfolio totaled $47.6 million and $54.2 million, respectively, all of which were on accrual status and performing in accordance with the terms of their restructure.

The following tables present loans that were modified as TDRs within the periods indicated, and their recorded investment both prior to and after the modification:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Interest-only payments with interest rate concession and advancement of maturity date	6	$1,439	$1,439	6	$1,439	$1,439
Advancement of maturity date	—	—	—	2	248	248
Commercial real estate:
Advancement of maturity date	1	412	412	2	866	866
Interest-only payments with interest rate concession and advancement of maturity date	1	496	496	1	496	496
Interest-only payments with advancement of maturity date	—	—	—	1	2,004	2,004
Total	8	$2,347	$2,347	12	$5,053	$5,053

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Principal and interest with interest rate concession	—	$—	$—	1	$221	$221
Advancement of maturity date	4	772	772	4	772	772
Commercial real estate:
Interest only payments with interest rate concession	1	2,004	2,004	1	2,004	2,004
Total	5	$2,776	$2,776	6	$2,997	$2,997

At June 30, 2015, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the three and six months ended June 30, 2015 and 2014, were the result of advancing the maturity date for balloon payments on loans otherwise current on principal and interest payments, or granting the borrower interest rate concessions and/or interest-only payments for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount increases the ALLL and is expensed to earnings. As loan payments are received in future periods, the entry is amortized over the life of the concession, reducing ALLL and recapturing provision expense. TDRs resulted in no charge-offs to the ALLL for the three and six months ended June 30, 2015 and 2014.

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment further reduces the ALLL. For the three and six months ended June 30, 2015, and the three months ended June 30, 2014, no loans defaulted that had been modified as TDRs within the previous 12 months. For the six months ended June 30, 2014, one loan of $430,000 that was restructured with an advancement of maturity date during the previous 12 months missed a payment, but became current the subsequent quarter.

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

Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at June 30, 2015 and December 31, 2014.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent a summary of loans by type and risk category at the dates indicated:

	June 30, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$248,772	$119,394	$227,853	$37,559	$6,275	$6,790	$646,643
Special mention	6,728	1,404	12,175	—	—	188	20,495
Substandard	2,310	1,683	1,222	—	—	73	5,288
Total loans	$257,810	$122,481	$241,250	$37,559	$6,275	$7,051	$672,426
 _____________

(1) Net of LIP.

	December 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$263,094	$116,891	$235,841	$24,316	$3,783	$6,833	$650,758
Special mention	4,157	1,416	10,529	—	—	—	16,102
Substandard	6,314	1,964	1,598	—	—	297	10,173
Total loans	$273,565	$120,271	$247,968	$24,316	$3,783	$7,130	$677,033
  _____________

(1) Net of LIP.

Note 6 - Other Real Estate Owned

The following table is a summary of OREO during the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$5,575	$11,609	$9,283	$11,465
Loans transferred to OREO	—	439	141	1,630
Capitalized improvements	—	52	—	52
Gross proceeds from sale of OREO	(1,207)	(1,858)	(5,535)	(2,638)
Gain (loss) on sale of OREO	2	(36)	531	(107)
Market value adjustments	46	(92)	(4)	(288)
Balance at end of period	$4,416	$10,114	$4,416	$10,114

We sold $1.2 million of OREO during the second quarter of 2015, which was comprised of four properties and one lot of a fifth property, recognizing a net gain of $2,000. OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. OREO at June 30, 2015 consisted of $4.1 million in commercial real estate properties, and $355,000 in construction and land development projects.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at the dates indicated:

	Fair Value Measurements at June 30, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$38,975	$—	$38,975	$—
Freddie Mac	23,348	—	23,348	—
Ginnie Mae	22,758	—	22,758	—
Municipal bonds	3,484	—	3,484	—
U.S. Government agencies	14,315	—	14,315	—
Corporate bonds	14,033	—	14,033	—
Total	$116,913	$—	$116,913	$—

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

The tables below present the balances of assets measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014.

	Fair Value Measurements at June 30, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$49,287	$—	$—	$49,287
OREO	4,416	—	—	4,416
Total	$53,703	$—	$—	$53,703
_____________

(1)	Total fair value of impaired loans is net of $811,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$54,444	$—	$—	$54,444
OREO	9,283	—	—	9,283
Total	$63,727	$—	$—	$63,727
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$49,287	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 11.1% (0.0%)

OREO	$4,416	Market approach	Appraised value less selling costs	0.0% - 0.0% (0.0%)

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$54,365	Market approach	Appraised value discounted by market or borrower conditions	0% - 45.8% (2.2%)

OREO	$9,283	Market approach	Appraised value less selling costs	0% - 19.4% (3.3%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	June 30, 2015
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,550	$5,550	$5,550	$—	$—
Interest-earning deposits	101,424	101,424	101,424	—	—
Investments available-for-sale	116,913	116,913	—	116,913	—
Loans receivable, net	659,273	672,499	—	—	672,499
FHLB stock	6,537	6,537	—	6,537	—
Accrued interest receivable	3,033	3,033	—	3,033	—

Financial Liabilities:
Deposits	222,216	222,216	222,216	—	—
Certificates of deposit, retail	335,370	336,689	—	336,689	—
Certificates of deposit, brokered	66,122	66,635	—	66,635	—
Advances from the FHLB	135,500	135,762	—	135,762	—
Accrued interest payable	145	145	—	145	—

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

Note 8 - Stock-Based Compensation

In June 2008, First Financial Northwest's shareholders approved the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock and stock appreciation rights.

For the three months ended June 30, 2015 and 2014, total compensation expense for the Plan was $110,000 and $87,000, respectively, and the related income tax benefit was $39,000 and $30,000, respectively.

For the six months ended June 30, 2015 and 2014, total compensation expense for the Plan was $219,000 and $172,000, respectively, and the related income tax benefit was $77,000 and $60,000, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 2,285,280 shares to Company directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At June 30, 2015, remaining options for 651,756 shares of common stock were available for grant under the Plan.

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

A summary of the Company’s stock option plan awards and activity for the three and six months ended June 30, 2015, follows:

	For the three months ended June 30, 2015
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at April 1, 2015	899,260	$9.55
Granted	—
Exercised	—
Forfeited or expired	—
Outstanding at June 30, 2015	899,260	9.55	5.01	2,615,817
Vested and expecting to vest assuming a 3% forfeiture rate over the vesting term	891,370	9.54	4.98	2,598,500

Exercisable at June 30, 2015	636,260	9.26	3.61	2,038,577

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the six months ended June 30, 2015
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2015	929,260	$9.51
Granted	20,000	12.05		—
Exercised	(50,000)	9.78		112,680
Forfeited or expired	—			—
Outstanding at June 30, 2015	899,260	9.55	5.01	2,615,817
Vested and expecting to vest assuming a 3% forfeiture rate over the vesting term	891,370	9.54	4.98	2,598,500

Exercisable at June 30, 2015	636,260	9.26	3.61	2,038,577

As of June 30, 2015, there was $765,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.55 years.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the stock price on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At June 30, 2015, remaining restricted stock awards for 74,478 shares were available to be awarded. Shares that have been awarded but have not yet vested are held in a reserve account until they are vested.

A summary of changes in nonvested restricted stock awards for the three and six months ended June 30, 2015, follows:

	For the three months ended June 30, 2015
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at April 1, 2015	75,600	$8.47
Granted	—
Vested	(6,400)	4.03
Forfeited	—
Nonvested at June 30, 2015	69,200	8.88

Expected to vest assuming a 3% forfeiture rate over the vesting term	67,124

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the six months ended June 30, 2015
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	75,600	$8.47
Granted	—
Vested	(6,400)	4.03
Forfeited	—	0.00
Nonvested at June 30, 2015	69,200	8.88

Expected to vest assuming a 3% forfeiture rate over the vesting term	67,124

As of June 30, 2015, there was $449,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.53 years.

Note 9 - Federal Income Taxes

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. At June 30, 2015, the balance of the deferred tax valuation allowance was $450,000 as a result of a past net capital loss on securities.

Our effective tax rate for the first six months of 2015 was 34.08% partially as a result of permanent tax exclusions of the cash surrender value of BOLI and equity compensation.

The Company has prepared federal tax returns through December 31, 2014, at which time the net operating loss carryforward and capital loss carryforward was $8.7 million and will begin to expire in 2030. The Company has an alternative minimum tax credit carryforward totaling $2.1 million which has no expiration date.

Note 10 - Earnings Per Share

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except share data)
Net income	$2,368	$2,367	$4,597	$5,012
Less: Earnings allocated to participating securities	(11)	(14)	$(21)	$(30)
Earnings allocated to common shareholders	$2,357	$2,353	$4,576	$4,982

Basic weighted average common shares outstanding	13,756,336	15,042,712	13,895,872	15,146,999
Dilutive stock options	133,487	56,546	136,596	56,392
Dilutive restricted stock grants	26,491	21,680	24,730	20,764
Diluted weighted average common shares outstanding	13,916,314	15,120,938	14,057,198	15,224,155

Basic earnings per share	$0.17	$0.16	$0.33	$0.33
Diluted earnings per share	$0.17	$0.16	$0.33	$0.33

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Options to purchase an additional 225,000 and 210,000 shares of common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2015 and 2014, respectively, because the incremental shares under the treasury stock method of calculation resulted in them being antidilutive.

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

Overview

First Savings Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. First Savings Bank has historically been a community-based savings bank primarily serving King and to a lesser extent, Pierce, Snohomish and Kitsap counties, Washington, through our full-service banking office located in Renton, Washington. On August 24, 2015, the Bank's name will officially change to First Financial Northwest Bank as a reflection of our broader range of services and expansion of our market area. In addition to our upcoming name change, the Bank has received regulatory approval to open a second branch, which is scheduled to open in the third quarter of 2015 in Mill Creek, Washington.

The Bank is converting to a new core data processor, with an expected completion date in third quarter of 2015. The capitalized cost of the new processor is expected to be $525,000 and will be amortized over five years. As of June 30, 2015, we have capitalized $447,000 towards the total cost of the new system. The improved technology that will come with the conversion will assist our growth efforts into additional markets.

First Savings Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines and raising funds in the wholesale market, and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets were $944.4 million at June 30, 2015, an increase of 0.8%, from $937.0 million at December 31, 2014. The following table details the $7.4 million net change in the composition of our assets at June 30, 2015 from December 31, 2014.

	Balance at June 30, 2015	Change from December 31, 2014	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$5,550	$(370)	(6.3)%
Interest-earning deposits	101,424	3,295	3.4
Investments available-for-sale, at fair value	116,913	(3,461)	(2.9)
Loans receivable, net	659,273	(4,665)	(0.7)
Premises and equipment, net	16,934	200	1.2
FHLB stock, at cost	6,537	(208)	(3.1)
Accrued interest receivable	3,033	(232)	(7.1)
Deferred tax assets, net	6,195	(2,143)	(25.7)
OREO	4,416	(4,867)	(52.4)
Other receivable	2	(126)	(98.4)
BOLI	22,932	20,156	726.1
Prepaid expenses and other assets	1,223	(144)	(10.5)
Total assets	$944,432	$7,435	0.8%

Interest-earning deposits. Our interest-earning deposits, consisting primarily of funds held at the Federal Reserve Bank, increased $3.3 million at June 30, 2015, as compared to December 31, 2014. The primary sources of cash were $9.0 million from operations, $9.6 million from increased deposits, and $5.5 million of proceeds from the sale of OREO properties. Offsetting these inflows, the most significant use of cash for the quarter was the purchase of $20.0 million in BOLI policies.

Investments available-for-sale. Our investment portfolio decreased by $3.5 million during the first six months of 2015. During this time, eight fixed rate securities were purchased for a total of $8.5 million, which include five tax-exempt municipal bonds and three mortgage-backed securities with a combined expected yield of 2.44%. Included in these purchases was a $578,000 tax-exempt municipal bond that settled on July 2, 2015, resulting in an investment trade payable reported as of June 30, 2015. Principal paydowns of $9.6 million and calls of $1.6 million of taxable municipal and U.S. Government agency bonds were received during the first six months of 2015. The fair market value of our portfolio had a pre-tax decrease of $270,000 during the first six months of 2015.

The effective duration of the investment portfolio at June 30, 2015, was 2.8% as compared to 2.4% at December 31, 2014. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank's portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank's investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable decreased $4.7 million to $659.3 million at June 30, 2015 compared to December 31, 2014. One-to-four family residential loan decreased $15.9 million during the first six months of 2015 as the continued low interest rate environment has significantly increased competition in the market. In addition, a $7.0 million decrease in commercial real estate loans was offset by increases of $11.1 million in construction and land development loans, $2.6 million of multifamily real estate loans and $2.5 million in business loans.

Of the increase in construction and land development loans, $10.6 million was for one-to-four family loans, predominantly related to "in-fill" speculative construction projects in selective urban areas that have high levels of nearby amenities. At June 30, 2015, we had $25.2 million outstanding in committed but undisbursed funds for construction loans, a $2.2 million decrease from December 31, 2014.

Our five largest borrowing relationships, representing 11.3% of our net loans increased $2.0 million from December 31, 2014 to June 30, 2015; however, the number of loans represented by these borrowers has decreased from 97 at December 31, 2014 to 71 at June 30, 2015. At June 30, 2015 all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to the concentration risk they possess in relation to the entire loan portfolio. The following table details our five largest lending relationships at June 30, 2015:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate (2)	Construction/ Land Development	Aggregate Balance of Loans (3)
		(Dollars in thousands)
Real estate investor	3	$—	$—	$17,964	$—	$17,964
Real estate investor	4	483	—	15,442	—	15,925
Real estate investor	2	—	—	14,672	—	14,672
Real estate builder	55	12,992	—	—	1,156	14,148
Real estate investor	7	—	13,489	—	—	13,489
Total	71	$13,475	$13,489	$48,078	$1,156	$76,198
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	One-to-four family residential includes $483,000 of owner occupied and $13.0 million of non-owner occupied. Commercial real estate loans for these borrowers are for non-owner occupied properties.

(3)	Net of LIP.

The ALLL increased $112,000 to $10.6 million at June 30, 2015, as compared to $10.5 million at December 31, 2014 and represented 1.6% of total loans receivable at both June 30, 2015 and December 31, 2014. We believe that the ALLL at June 30, 2015 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

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

The following table presents a breakdown of our TDRs at the dates indicated:

	June 30, 2015	December 31, 2014	June 30, 2014	Six Month Change	One Year Change
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$—	$—	$458	$—	$(458)
Total nonperforming TDRs	—	—	458	—	(458)

Performing TDRs:
One-to-four family residential	38,189	42,908	45,366	(4,719)	(7,177)
Multifamily	1,609	2,172	2,192	(563)	(583)
Commercial real estate	7,765	9,118	9,182	(1,353)	(1,417)
Consumer	43	43	43	—	—
Total performing TDRs	47,606	54,241	56,783	(6,635)	(9,177)
Total TDRs	$47,606	$54,241	$57,241	$(6,635)	$(9,635)
% TDRs classified as performing	100.0%	100.0%	99.2%

Our TDRs decreased $6.6 million at June 30, 2015 compared to December 31, 2014 as paydowns continue to outpace the addition of TDRs to our portfolio. During the first six months of 2015, $5.3 million of TDR loans were paid off. At June 30, 2015, all TDRs were performing according to their restructured payment terms and there were no committed but undisbursed funds in connection with our restructured and impaired loans. The largest TDR relationship at June 30, 2015, totaled $12.0 million and was comprised of $11.3 million in one-to-four family residential rental properties and $776,000 in owner occupied commercial property, all located in King County.

Nonperforming assets decreased to $6.8 million at June 30, 2015, compared to $10.6 million at December 31, 2014. The following table presents a breakdown of our nonperforming assets and as a percent of total assets at the dates indicated:

	June 30, 2015	December 31, 2014	June 30, 2014	Six Month Change	One Year Change
	(In thousands)
Nonperforming loans:
One-to-four family residential	$252	$830	$1,380	$(578)	$(1,128)
Multifamily	1,683	—	222	1,683	1,461
Commercial real estate	407	434	701	(27)	(294)
Consumer	73	75	—	(2)	73
Total nonperforming loans	2,415	1,339	2,303	1,076	112

OREO	4,416	9,283	10,114	(4,867)	(5,698)
Total nonperforming assets (1)	$6,831	$10,622	$12,417	$(3,791)	$(5,586)

Nonperforming assets as a percent of total assets	0.72%	1.13%	1.38%
____________
(1) The difference between the $6.8 million of nonperforming assets at June 30, 2015, reported above, and the totals reported by other industry sources as our nonperforming assets is due to the inclusion of all TDRs, whether classified as performing or nonperforming loans, as nonperforming loans. All of our TDRs were performing in accordance with their restructured terms at June 30, 2015.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Nonaccrual loans increased $1.1 million to $2.4 million at June 30, 2015, from $1.3 million at December 31, 2014. This increase was the result of a $2.0 million loan transferred to nonaccrual offset by $318,000 in net charge-offs, $419,000 in short sales, and $164,000 of loans transferred to OREO, net of charge-offs.

The three largest nonaccrual loans in the loan portfolio at June 30, 2015, included a $1.7 million multifamily loan secured by a 44-unit apartment complex in Pierce County; a $313,000 commercial loan in Pierce County secured by a six-unit rental vacation lodge; and a one-to-four family loan with an outstanding balance of $176,000, secured by an owner occupied single family residence in King County.

We continue to focus our efforts on converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis. Our success in this area is reflected by the improved ratio of our nonperforming assets as a percent of total assets of 0.72% at June 30, 2015, compared to 1.13% at December 31, 2014.

OREO. OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. At June 30, 2015, OREO was $4.4 million, a decrease of $4.9 million from $9.3 million at December 31, 2014. During the first six months of 2015, we transferred one property into OREO at $141,000 and sold seven properties for $5.0 million, generating a net gain on sale of $531,000.

The three largest OREO properties at June 30, 2015 were an office and retail building valued at $837,000 located in Pierce County, a land development project approved for 105 one-to-four family residential lots valued at $754,000 located in Kitsap County, and a multi-tenant retail building valued at $728,000 located in Pierce County.

The following table presents a breakdown of our OREO by county and number of properties at June 30, 2015:

	County			Total OREO	Number of Properties	Percent of Total OREO
	Pierce	Kitsap	All Other
	(Dollars in thousands)
OREO:
One-to-four family residential	$—	$—	$—	$—	—	—%
Commercial real estate (1)	2,430	754	877	4,061	8	92.0
Construction/land development	200	—	155	355	2	8.0
Total OREO	$2,630	$754	$1,032	$4,416	10	100.0%

(1) Of the eight properties classified as commercial real estate, five are office/retail buildings and three are undeveloped lots.

Deposits. During the first six months of 2015, deposits increased $9.6 million to $623.7 million at June 30, 2015, compared to $614.1 million at December 31, 2014. Deposit accounts consisted of the following:

	June 30, 2015	Change from December 31, 2014	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$20,531	$6,177	43.0%
NOW	18,027	(2,725)	(13.1)
Statement savings	25,962	2,061	8.6
Money market	157,696	15,164	10.6
Certificates of deposit, retail	335,370	(22,789)	(6.4)
Certificates of deposit, brokered	66,122	11,693	21.5%
	$623,708	$9,581	1.6%

The increase in total deposits consisted of a $2.1 million net decrease in retail deposits and an $11.7 increase in brokered certificates of deposit. Continued growth was experienced in our noninterest-bearing checking and money market accounts in part as a result of our efforts to increase our business customers. Offsetting these increases, retail certificates of deposit decreased by $22.8 million as maturing certificates did not renew. At June 30, 2015, and December 31, 2014, we held $16.0 million and $15.9 million, respectively, in public funds, nearly all of which were retail certificates of deposit. Recently we have been less aggressive in competing for certificates of deposit and public funds in order to reduce our cost of funds.

During the first six months of 2015, our balance of brokered certificates of deposit increased by $11.7 million, bringing the total balance of brokered funds to $66.1 million with an average cost of 1.86%. While these funds carry a higher cost than our retail certificates, their maturity periods of four to six years, along with the enhanced call features of these deposits, assist us in our efforts to manage interest rate risk.

Advances. We use advances from the FHLB as an alternative funding source, to reduce interest rate risk, and to leverage our balance sheet. Total FHLB advances at June 30, 2015 and December 31, 2014 were $135.5 million. Of the total balance, $64.0 million is due to mature within one year, with the remaining $71.5 million due in one to five years.

Stockholders’ Equity. Total stockholders’ equity decreased $3.8 million during the first six months of 2015 to $177.6 million at June 30, 2015, from $181.4 million at December 31, 2014. Retained earnings increased $2.9 million due to $4.6 million of net income offset by $1.7 million of shareholder dividends paid at $0.12 per share. Additional paid-in-capital decreased $7.2 million as a result of $8.0 million used to repurchase 665,057 shares, partially offset by $489,000 from the exercise of stock options. Accumulated other comprehensive loss increased to $533,000 as a result of $176,000 after-tax unrealized loss on from valuation adjustments on investments available-for-sale.

As part of the strategy to increase shareholder value, the Company has been repurchasing shares at a per share price averaging below book value. As evidence of the success of this plan, year-to-date net income as of June 30, 2015 was $415,000 lower than for the same period in 2014, with equal earnings per share of $0.33 for both years. In October 2014, the Company's board of directors authorized the purchase of an additional 1,546,600 shares of the Company’s common stock, or 10% of the shares outstanding. In 2015, 293,300 shares were repurchased under this plan at an average price of $12.00 per share before this plan expired on April 22, 2015. In April 2015, the board authorized repurchase of an additional 1,492,400 shares between April 28 and October 28, 2015. As of June 30, 2015, the Company had repurchased 371,757 shares under this plan at an average price of $11.95 per share.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

General. Net income for the three months ended June 30, 2015 and June 30, 2014 was $2.4 million, or $0.17 per diluted share for the quarter ended June 30, 2015 as compared to $0.16 per diluted share for the quarter ended June 30, 2014. A decrease of $610,000 in net interest income in the second quarter of 2015, as compared to the same period of 2014, was partially offset by a $400,000 increase in the recapture of provision for loan losses and $269,000 increase in noninterest income. Noninterest expenses increased by $172,000 in the second quarter of 2015 as compared to the same period of 2014, resulting in stable net income for the comparative periods.

Net Interest Income. Net interest income for the quarter ended June 30, 2015 decreased $610,000 to $7.6 million, as compared to $8.2 million for the second quarter in 2014. The decrease was a combined result of a decrease in interest income and an increase in interest expense. These changes were primarily due to the shift in our asset mix as a result of a decrease in the average balance of higher yielding assets, consisting of loans receivable and investments available-for-sale, and an increase in the average balance of our low yielding interest-earning deposits.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended June 30, 2015 compared to June 30, 2014 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loan receivable, net	$(306)	$(123)	$(429)
Investments available-for-sale	(12)	(78)	(90)
Interest-earning deposits	(4)	47	43
FHLB stock	2	—	2
Total net change in income on interest-earning assets	(320)	(154)	(474)

Interest-bearing liabilities:
NOW	—	(1)	(1)
Statement savings	2	1	3
Money market	43	8	51
Certificates of deposit, retail	(120)	(142)	(262)
Certificates of deposit, brokered	—	304	304
Advances from the FHLB	18	23	41
Total net change in expense on interest-bearing liabilities	(57)	193	136
Total net change in net interest income	$(263)	$(347)	$(610)

Loan interest income decreased $429,000 during the second quarter of 2015 as compared to the same period in 2014 as a result of a $9.1 million decrease in the average outstanding loan balance combined with a decrease in yield of 17 basis points. Loan originations were outpaced by payoffs on higher yielding loans as the Bank faces significant competition in this prolonged, low interest-rate environment.

Interest income from our investments available-for-sale decreased by $90,000 during the second quarter of 2015 as compared to the same period in 2014 as our average balance decreased by $17.7 million, primarily from principal paydowns. Our yield had a small decrease of four basis points. We continue to evaluate our investment portfolio and are actively pursuing opportunities to sell lower performing securities for higher performing ones that will assist in managing our interest rate risk.

Further contributing to the decrease in net interest income, interest expense increased by $136,000 during the second quarter of 2015 as compared to the same period in 2014. Our average balance of interest-bearing liabilities increased $42.8 million, and our average cost of funds increased three basis points to 0.90% for the three months ended June 30, 2015 as compared to the same period last year. The addition of $66.1 million of brokered certificates of deposit during the last 12 months at an average cost of 1.84% resulted in $304,000 of interest expense during the second quarter of 2015. Additional increases in interest expense of $51,000 and $41,000 incurred in money market accounts and FHLB advances, respectively, as a combined result of increases in their average balances and respective rates. These increases were partially offset by a decrease in interest of $262,000 on retail certificates of deposit, due to a decrease in the average balance of $48.1 million and a decrease in the average rate of 14 basis points, as new and maturing certificates repriced at lower rates.

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014		Change in Interest and Dividends
	Average Balance	Yield or Cost	Average Balance	Yield or Cost
	(Dollars in thousands)
Loans receivable, net	$664,195	5.23%	$673,339	5.40%	$(429)
Investments available-for-sale	115,972	1.71	133,701	1.75	(90)
Interest-earning deposits	101,373	0.26	32,493	0.27	43
FHLB stock	6,627	0.18	6,936	0.06	2
Total interest-earning assets	$888,167	4.16%	$846,469	4.58%	$(474)

NOW	$18,198	0.11%	$21,829	0.11%	$(1)
Statement savings	25,188	0.14	22,465	0.11	3
Money market	154,066	0.33	138,851	0.22	51
Certificates of deposit, retail	340,992	1.04	389,059	1.18	(262)
Certificates of deposit, brokered	66,122	1.84	—	—	304
Advances from the FHLB	135,500	0.95	125,094	0.89	41
Total interest-bearing liabilities	$740,066	0.90%	$697,298	0.87%	$136

Interest expense related to our FHLB advances increased $41,000, primarily due to a $10.4 million increase in average FHLB advances for the three months ended June 30, 2015, as compared to the same period in 2014. In addition, the average rate paid for these funds increased six basis points to 0.95% for the second quarter of 2015, as compared to 0.89% in the same quarter in 2014. This increase in the average rate paid in the 2015 quarter relates to management's decision to utilize longer term advances from the FHLB, with maturities ranging from four to five years for the advances obtained in 2014, to assist in our interest rate risk management efforts.

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

During the quarter ended June 30, 2015, management evaluated the adequacy of the ALLL and concluded that a recapture of prior period provisions for loan loss in the amount of $500,000 was appropriate for the quarter, as compared to a $100,000 recapture for the second quarter of 2014. For the second quarter of 2015, the recapture was primarily a result of a recovery of $595,000 on loans previously charged off. The recapture in the second quarter of 2014 was primarily the result of improved property valuations on impaired loans.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
ALLL balance at beginning of period	$10,508	$12,093
Recapture of provision for loan losses	(500)	(100)
Charge-offs	—	(80)
Recoveries	595	38
ALLL balance at end of period	$10,603	$11,951
ALLL as a percent of total loans, net of LIP	1.58%	1.73%
ALLL as a percent of nonperforming loans, net of LIP	439.05	518.93
Total nonperforming loans, net of LIP	$2,415	$2,303
Nonperforming loans as a percent of total loans, net of LIP	0.36%	0.33%
Total loans receivable, net of LIP	$672,426	$691,131
Total loans originated	37,547	41,835

Noninterest Income. Noninterest income increased $269,000 to $357,000 for the quarter ended June 30, 2015, from $88,000 for the same quarter in 2014. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended June 30, 2015	Change from June 30, 2014	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$29	$6	26.1%
Loan service fees	37	(10)	(21.3)
Gain on sale of investments	—	20	(100.0)
Servicing rights, net	—	(1)	(100.0)
BOLI change in cash surrender value	136	136	n/a
Other	155	118	318.9
Total noninterest income	$357	$269	305.7%

In April 2015, we added $20.0 million in new BOLI policies bringing our policy total to $22.9 million. We recognize the increase in cash surrender value of these policies as noninterest income, which assists in offsetting expenses for employee benefits. Prior to the third quarter of 2014, we recognized BOLI income on an annual basis, resulting in $136,000 in BOLI income recognized during the second quarter of 2015 as compared to none for the same period in 2014.

Other noninterest income increased $118,000 primarily as a result of a $95,000 gain on sale of real estate investment property. In addition, we recognized $22,000 of investment sales commissions generated by referred accounts with a wealth management advisor. This new relationship allows us to offer a broader range of solutions to appropriately meet the needs of our customers.

Noninterest Expense. Noninterest expense increased $172,000 to $4.9 million for the second quarter of 2015 from $4.7 million for the comparable quarter in 2014.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended June 30, 2015	Change from June 30, 2014	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$3,251	$391	13.7%
Occupancy and equipment	314	(18)	(5.4)
Professional fees	458	64	16.2
Data processing	188	34	22.1
(Gain) Loss on sales of OREO property, net	(2)	(38)	(105.6)
OREO market value adjustments	(46)	(138)	(150.0)
OREO related expenses, net	41	(37)	(47.4)
Regulatory assessments	116	12	11.5
Insurance and bond premiums	89	(14)	(13.6)
Marketing	54	17	46.0
Other general and administrative	411	(101)	(19.7)
Total noninterest expense	$4,874	$172	3.7%

Noninterest expense increased $172,000 for the second quarter of 2015 as compared to the same period in 2014. The most significant change occurred with a $391,000 increase in salaries and employee benefits. In preparation for our core processor conversion and expansion of our first branch office, during the last year the number of employees has increased by 12 employees. The individuals staffing these additional positions possess valuable experience and skills that support our strategic plans for future growth.

Partially offsetting the increase, OREO market value adjustments decreased $138,000, from the second quarter of 2014 to the same period in 2015, as a result of improved values on our OREO properties. In addition, an $82,000 decrease in our reserve for unfunded loan commitments contributed to improvement in other general and administrative expense.

Federal Income Tax Expense. Our expected effective income tax rate is 35%. We recorded federal income tax provisions of $1.2 million and $1.3 million for the quarters ended June 30, 2015, and 2014 as a result of our consolidated net income.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

General. Net income for the six months ended June 30, 2015 was $4.6 million or $0.33 per diluted share as compared to net income of $5.0 million, or $0.33 per diluted share for the quarter ended June 30, 2014. A decrease in net interest income of $1.1 million was partially offset by an increase in non-interest income of $292,000 and a decrease in non-interest expense of $62,000.

Net Interest Income. Net interest income for the six months ended June 30, 2015 decreased $1.1 million to $15.1 million, as compared to $16.2 million for the same period in 2014. The decrease is a combined result of a decrease in interest income and an increase in interest expense. During the six months ended June 30, 2015, as compared to the same period in 2014, a reduction in the yield on our interest-earning assets was partially offset by an increase in the average balance of these assets of $43.5 million. The increase in interest expense was primarily a result of an increase in average interest-earning liabilities of $37.7 million. While the cost of funds remained fairly stable during the comparative periods, rate reductions in our retail certificates of deposit resulted in a significant decrease of interest expense.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Six Months Ended June 30, 2015 compared to June 30, 2014 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loan receivable, net	$(723)	$(156)	$(879)
Investments available-for-sale	(9)	(173)	(182)
Interest-earning deposits	(2)	89	87
FHLB stock	2	—	2
Total net change in income on interest-earning assets	(732)	(240)	(972)

Interest-bearing liabilities:
NOW	(3)	(2)	(5)
Statement savings	1	2	3
Money market	93	11	104
Certificates of deposit, retail	(326)	(305)	(631)
Certificates of deposit, brokered	—	591	591
Advances from the FHLB	50	58	108
Total net change in expense on interest-bearing liabilities	(185)	355	170
Total net change in net interest income	$(547)	$(595)	$(1,142)

Loan interest income decreased $879,000 during the first six months of 2015 as compared to the same period in 2014 primarily as a result of a 17 basis points decrease in the average loan yield and, to a lesser extent, a $5.8 million decrease in the average outstanding loan balance. While payoffs have outpaced originations in one-to-four family, multifamily, and commercial loans, there was an increase in higher yielding construction loans, helping to mitigate some of the decline in interest income.

Interest income from our investments available-for-sale decreased by $182,000 as our average balance decreased by $20.1 million from for the first six months of 2015 compared to the same period in 2014. Our yield has remained stable over the past year as several fixed rate securities were purchased with a higher yield than the low yielding, adjustable rate agency securities that were sold in 2013 and 2014.

Further contributing to the decrease in net interest income, interest expense increased by $170,000 during the first six months of 2015 as compared to the same period in 2014. The addition of $66.1 million of brokered certificates of deposit during the past year at an average cost of 1.86% resulted in $591,000 of interest expense for the first six months of 2015. Interest expense on money market accounts and FHLB advances increased by $104,000 and $108,000, respectively, during the first six months of 2015 compared to the same period in 2014 as a combined result of rate and volume increases. Retail certificates of deposit continue to decrease, however new certificates are pricing at lower rates, reducing our cost for these funds by 18 basis points for the first six months of 2015 compared to the same period in 2014. Combined with the reduction in the average balance of retail certificates of deposit, our interest expense on these products decreased by $631,000 for the first six months of 2015 as compared to the same period in 2014.

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014		Change in Interest and Dividends
	Average Balance	Yield or Cost	Average Balance	Yield or Cost
	(Dollars in thousands)
Loans receivable, net	$666,061	5.22%	$671,834	5.39%	$(879)
Investments available-for-sale	117,990	1.72	138,063	1.72	(182)
Interest-earning deposits	102,366	0.25	32,776	0.26	87
FHLB stock	6,676	0.15	6,968	0.09	2
Total interest-earning assets	$893,093	4.15%	$849,641	4.55%	$(972)

NOW	$18,365	0.10%	$21,919	0.13%	$(5)
Statement savings	25,093	0.14	22,407	0.13	3
Money market	149,329	0.33	138,508	0.2	104
Certificates of deposit, retail	346,348	1.04	396,315	1.22	(631)
Certificates of deposit, brokered	64,242	1.86	—	—	591
Advances from the FHLB	135,500	0.95	122,063	0.87	108
Total interest-bearing liabilities	$738,877	0.90%	$701,212	0.89%	$170

Provision for Loan Losses. During the six months ended June 30, 2015 and 2014, management evaluated the adequacy of the ALLL and concluded that a recapture of prior period provisions for loan loss in the amount of $600,000 was appropriate for the period. The recapture during the first six months of 2015 was primarily a result of recoveries of $1.1 million, partially offset by charge-offs of $340,000. For 2014, the first six months recapture was primarily a result of upgrades of risk categories on $12.3 million of loans and improvements in valuations on our impaired loans.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
ALLL balance at beginning of period	$10,491	$12,994
(Recapture of provision) provision for loan losses	(600)	(600)
Charge-offs	(340)	(633)
Recoveries	1,052	190
ALLL balance at end of period	$10,603	$11,951
ALLL as a percent of total loans, net of LIP	1.58%	1.73%
ALLL as a percent of nonperforming loans, net of LIP	439.05	518.93
Total nonperforming loans, net of LIP	$2,415	$2,303
Nonperforming loans as a percent of total loans, net LIP	0.36%	0.33%
Total loans receivable, net of LIP	$672,426	$691,131
Total loans originated	69,770	80,719

Noninterest Income. Noninterest income increased $292,000 to $448,000 for the six months ended June 30, 2015, from $156,000 for the same period in 2014. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Six Months Ended June 30, 2015	Change from June 30, 2014	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$43	$10	30.3%
Loan service fees	56	(12)	(17.7)
Loss on sale of investments	—	20	(100.0)
Servicing rights, net	—	(3)	(100.0)
BOLI change in cash surrender value	156	156	n/a
Other	193	121	168.1
Total noninterest income	$448	$292	187.2%

The $156,000 increase in noninterest BOLI income was primarily a result of $20.0 million of BOLI policies added in April 2015. In addition, as discussed above, we changed how we recognized BOLI income, recognizing BOLI income in noninterest income only at year-end until the third quarter of 2014.

Contributing to the $121,000 increase in other noninterest income, during the first six months of 2015, we sold investment rental property generating a $95,000 gain. In addition, investment sales commissions of $23,000 were generated through our new relationship with a wealth management advisor.

Noninterest Expense. Noninterest expense remained stable at $9.2 million for the six months ending June 30, 2015 and 2014, with only a small decrease of $62,000 year over year.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Six Months Ended June 30, 2015	Change from June 30, 2014	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$6,665	$920	16.0%
Occupancy and equipment	652	(36)	(5.2)
Professional fees	812	61	8.1
Data processing	348	26	8.1
Gain on sales of OREO property, net	(531)	(638)	(596.3)
OREO market value adjustments	4	(284)	(98.6)
OREO-related expenses, net	(7)	(146)	(105.0)
Regulatory assessments	232	50	27.5
Insurance and bond premiums	181	(25)	(12.1)
Marketing	87	25	40.3
Other general and administrative	721	(15)	(2.0)
Total noninterest expense	$9,164	$(62)	(0.7)%

Salaries and employee benefits expense increased $920,000 for the first six months of 2015 as compared to the same period in 2014. The number of employees increased by 14 from the beginning of 2014 to June 30, 2015, as we added employees to support our core conversion project and planned branch expansion.

Recoveries of OREO related expenses provided a significant offset to increases in noninterest expenses. Sales of seven OREO properties generated a net gain of $531,000 for the first six months of 2015, compared to sales of seven properties for a net loss of $107,000 for the same period in 2014. In addition, recoveries of valuation adjustments resulted in $4,000 valuation expense as of June 30, 2015 compared to $288,000 in valuation expense as of June 30, 2014. Lastly, for the first six months of 2015, OREO rental income exceeded OREO holding costs resulting in a net recovery of $7,000. For the same period in 2014, OREO holding costs exceeded rental income by $139,000.

Federal Income Tax Expense. Our expected effective income tax rate is 35%. We recorded federal income tax provisions of $2.4 million and $2.8 million for the year-to-date ended June 30, 2015, and 2014 as a result of our consolidated net income.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At June 30, 2015, retail certificates of deposit scheduled to mature in one year or less totaled $134.4 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions, although recently we have been less aggressive in competing for certificates of deposit and public funds in order to reduce our cost of funds. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs. At June 30, 2015, the Bank maintained credit facilities with the FHLB totaling $332.1 million with an outstanding balance of $135.5 million. At June 30, 2015, we also had available a total of $35.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

During the third quarter of 2014, management began utilizing the national brokered deposit market to assist in our funds acquisition and interest rate risk management efforts by adding $66.1 million of brokered certificates of deposit as of June 30, 2015. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk associated with retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At June 30, 2015, brokered certificates of deposit had a weighted-average maturity of 4.9 years. These certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2015, the Company (on an unconsolidated basis) had liquid assets of $57.8 million.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2015 and December 31, 2014, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at June 30, 2015:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$13,140	$13,140	$—	$—	$—
Unused portion of lines of credit	7,631	712	2,421	3,701	797
Undisbursed portion of construction loans	25,182	15,733	9,449	—	—
Total commitments	$45,953	$29,585	$11,870	$3,701	$797

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

We have entered into a five year lease agreement for our new Mill Creek branch location, with three options for three year extensions. Our lease expense is $50,000 per year, with payments to begin in September 2015.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At June 30, 2015, stockholders' equity totaled $177.6 million, or 18.80% of total assets. Our book value per share of common stock was $12.20 at June 30, 2015 compared to $11.96 at December 31, 2014. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards. As of June 30, 2015, the Bank exceeded all regulatory capital requirements with a Tier 1 Leverage-Based Capital ratio of 11.70%, a Common Equity Tier 1 (CET1) capital ratio of 17.26%, Tier 1 Risk-Based Capital ratio of 17.26%, and a Total Risk-Based Capital ratio of 18.52%. The CET1 ratio is a new regulatory capital ratio required beginning for the quarter ended March 31, 2015. Under BASEL III, the regulatory capital requirements to be considered well capitalized are 5% for Tier 1 Leverage-Based Capital, 6.5% for CET, 8% for Tier 1 Risk-Based Capital, and 10% for Total Risk-Based Capital.

First Financial Northwest exceeded all regulatory capital requirements with Tier 1 Leverage-Based Capital, CET1, Tier 1 Risk-Based Capital and Total Risk-Based Capital ratios of 18.64%, 27.44%, 27.44%, and 28.69%, respectively, as of June 30, 2015.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. A portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 34.4% of our total loans were adjustable-rate loans at June 30, 2015. At that date, $133.7 million, or 55.8% of these loans were at their floor, with a weighted-average interest rate of 4.4%. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. However, when loans are at their floors, there is a risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Furthermore, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed.

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

The following table illustrates the change in our net interest income at June 30, 2015 that would occur in the event of an instantaneous change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at June 30, 2015
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$30,564	9.39%
+200	29,782	6.59
+100	28,959	3.65
Base	27,940	—
(100)	26,883	(3.78)

The following table illustrates the change in our net portfolio value (“NPV”) at June 30, 2015 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$174,019	$(24,046)	(12.14)%	19.52%	(2.51)%	$891,474
+200	182,129	(15,936)	(8.05)	19.96	(1.67)	912,609
+100	191,384	(6,681)	(3.37)	20.46	(0.70)	935,484
Base	198,065	—	—	20.71	—	956,425
(100)	197,171	(894)	(0.45)	20.28	(0.09)	972,310
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

At June 30, 2015, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be one of our primary risks as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015 our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest's common stock repurchases during the second quarter of 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April 1 - April 30, 2015 (1)	25,000	$12.00	25,000	926,188
May 1 - May 31, 2015 (2)	244,649	12.00	244,649	1,247,751
June 1 - June 30, 2015 (2)	127,108	11.83	127,108	1,120,643
	396,757	$11.95	396,757	1,120,643

(1) Shares repurchased under plan effective October 22, 2015 through April 22, 2015
(2) Shares repurchased under plan effective April 28, 2015 through October 28, 2015

In October 2014, the Board of Directors authorized the repurchase of up to 1,546,600 shares of the Company's common stock, or 10% of the Company's outstanding shares. This plan expired on April 22, 2015, at which time 620,412 shares had been repurchased at an average price per share of $11.68. On April 22, 2015, the Board of Directors authorized a new share repurchase plan of an additional 1,492,400 shares of the Company's common stock, or 10% of shares outstanding. As of June 30, 2015, 371,757 shares had been repurchased at an average price per share of $11.95. Shares may be repurchased under this plan through October 28, 2015.

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
101.0
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
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

FIRST FINANCIAL NORTHWEST, INC.

Date: August 6, 2015	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2015	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 6, 2015	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.