Form 10-Q
period 2015-09-30
First Financial Northwest, Inc.
filed 2015-11-06
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 3, 2015, 14,107,868 shares of the issuer's common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)
(Unaudited)

Part 1. Financial Information

Item 1. Financial Statements

	September 30, 2015	December 31, 2014
Assets
Cash on hand and in banks	$5,435	$5,920
Interest-earning deposits	116,919	98,129
Investments available-for-sale, at fair value	125,897	120,374
Loans receivable, net of allowance of $10,146 and $10,491, respectively	674,820	663,938
Federal Home Loan Bank ("FHLB") stock, at cost	6,537	6,745
Accrued interest receivable	3,072	3,265
Deferred tax assets, net	5,216	8,338
Other real estate owned ("OREO")	4,235	9,283
Premises and equipment, net	17,515	16,734
Bank owned life insurance ("BOLI"), net	23,145	2,776
Prepaid expenses and other assets	1,278	1,495
Total assets	$984,069	$936,997

Liabilities and Stockholders' Equity
Deposits:
Interest-bearing deposits	$634,986	$599,773
Noninterest-bearing deposits	30,081	14,354
Total deposits	665,067	614,127
Advances from the FHLB	135,500	135,500
Advance payments from borrowers for taxes and insurance	2,939	1,707
Accrued interest payable	142	142
Other liabilities	5,466	4,109
Total liabilities	809,114	755,585

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 14,199,667 shares at September 30, 2015, and 15,167,381 shares at December 31, 2014	142	151
Additional paid-in capital	141,625	153,395
Retained earnings, substantially restricted	41,543	36,969
Accumulated other comprehensive loss, net of tax	(455)	(357)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(7,900)	(8,746)
Total stockholders' equity	174,955	181,412
Total liabilities and stockholders' equity	$984,069	$936,997

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$8,698	$9,157	$25,932	$27,270
Investments available-for-sale	578	554	1,585	1,743
Interest-earning deposits	67	23	196	65
Dividends on FHLB stock	15	2	20	5
Total interest income	$9,358	$9,736	$27,733	$29,083
Interest expense
Deposits	1,369	1,193	4,016	3,778
FHLB advances	325	324	963	854
Total interest expense	$1,694	$1,517	$4,979	$4,632
Net interest income	7,664	8,219	22,754	24,451
Recapture of provision for loan losses	(700)	(300)	(1,300)	(900)
Net interest income after recapture of provision for loan losses	$8,364	$8,519	$24,054	$25,351
Noninterest income
Net gain (loss) on sale of investments	85	—	85	(20)
Other	362	186	810	362
Total noninterest income	$447	$186	$895	$342
Noninterest expense
Salaries and employee benefits	3,488	2,947	10,153	8,693
Occupancy and equipment	387	330	1,039	1,018
Professional fees	472	457	1,284	1,208
Data processing	176	147	523	469
(Gain) loss on sale of OREO property, net	—	(15)	(531)	92
OREO market value adjustments	—	60	5	348
OREO related expenses, net	24	49	17	188
Regulatory assessments	119	102	351	284
Insurance and bond premiums	89	100	270	305
Marketing	103	15	190	77
Other general and administrative	523	316	1,244	1,052
Total noninterest expense	$5,381	$4,508	$14,545	$13,734
Income before federal income tax provision	3,430	4,197	10,404	11,959
Federal income tax provision	984	1,462	3,361	4,212
Net income	$2,446	$2,735	$7,043	$7,747

Basic earnings per share	$0.18	$0.19	$0.51	$0.52
Diluted earnings per share	$0.18	$0.19	$0.51	$0.51
Weighted average number of basic shares outstanding	13,372,573	14,458,874	13,719,522	14,901,817
Weighted average number of diluted shares outstanding	13,528,322	14,585,908	13,878,549	15,040,444

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$2,446	$2,735	$7,043	$7,747
Other comprehensive income, before tax:
Unrealized holding gains (losses) on investments available-for-sale (net of tax provision (benefit) of $72 and ($89) for the third quarter of 2015 and 2014, respectively, and ($22) and $678 for the first nine months of 2015 and 2014, respectively)	133	(166)	(43)	1,259
Reclassification adjustment for net losses realized in income (net of tax provision of ($30) and $0 for the third quarter of 2015 and 2014, respectively, and ($30) and $7 for the first nine months of 2015 and 2014, respectively)	$(55)	$—	$(55)	$13
Other comprehensive (loss) income, net of tax	$78	$(166)	$(98)	$1,272
Total comprehensive income	$2,524	$2,569	$6,945	$9,019

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2013	16,392,139	$164	$166,866	$29,220	$(2,020)	$(9,875)	$184,355
Other comprehensive income	—	—	—	7,747	1,272	—	9,019
Cash dividend declared and paid ($0.15 per share)	—	—	—	(2,228)	—	—	(2,228)
Exercise of stock options	340,880	4	3,331	—	—	—	3,335
Purchase and retirement of common stock	(1,266,921)	(13)	(13,812)	—	—	—	(13,825)
Compensation related to stock options and restricted stock awards	—	—	275	—	—	—	275
Allocation of 84,640 ESOP shares	—	—	50	—	—	847	897
Balances at September 30, 2014	15,466,098	$155	$156,710	$34,739	$(748)	$(9,028)	$181,828

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2014	15,167,381	$151	$153,395	$36,969	$(357)	$(8,746)	$181,412
Other comprehensive income	—	—	—	7,043	(98)	—	6,945
Cash dividend declared and paid ($0.18 per share)	—	—	—	(2,469)	—	—	(2,469)
Exercise of stock options	100,000	1	690	—	—	—	691
Purchase and retirement of common stock	(1,067,714)	(10)	(12,975)	—	—	—	(12,985)
Compensation related to stock options and restricted stock awards	—	—	330	—	—	—	330
Allocation of 84,639 ESOP shares	—	—	185	—	—	846	1,031
Balances at September 30, 2015	14,199,667	$142	$141,625	$41,543	$(455)	$(7,900)	$174,955

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$7,043	$7,747
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of provision for loan losses	(1,300)	(900)
OREO market value adjustments	5	348
(Gain) loss on sale of OREO property, net	(531)	92
(Gain) Loss on sale of investments available-for-sale	(85)	20
Loss on sale of premises and equipment	—	11
Depreciation of premises and equipment	570	568
Amortization of premiums and discounts on investments available-for-sale, net	852	1,086
Deferred federal income taxes	3,174	4,089
Allocation of ESOP shares	1,031	897
Stock compensation expense	330	275
Change in cash surrender value of BOLI	(369)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	217	(634)
Net increase in advance payments from borrowers for taxes and insurance	1,232	1,101
Accrued interest receivable	193	297
Accrued interest payable	—	42
Other liabilities	1,357	1,024
Net cash provided by operating activities	$13,719	$16,063
Cash flows from investing activities:
Capital expenditures related to OREO	—	(120)
Proceeds from sales of OREO properties	5,715	3,149
Proceeds from calls and sales of investments available-for-sale	23,771	6,380
Principal repayments on investments available-for-sale	14,463	15,942
Purchases of investments available-for-sale	(44,674)	(1,563)
Net increase in loans receivable	(9,723)	(21,936)
FHLB stock redemption	208	202
Purchases of premises and equipment	(1,351)	(147)
Purchase of BOLI	(20,000)	—
Net cash (used) provided by investing activities	$(31,591)	$1,907
Cash flows from financing activities:
Net increase (decrease) in deposits	50,940	(21,700)
Advances from the FHLB	—	16,500
Proceeds from stock options exercises	691	3,335
Repurchase and retirement of common stock	(12,985)	(13,825)
Dividends paid	(2,469)	(2,228)
Net cash provided (used) by financing activities	$36,177	$(17,918)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Net increase in cash and cash equivalents	$18,305	$52
Cash and cash equivalents at beginning of quarter	104,049	55,575
Cash and cash equivalents at end of quarter	$122,354	$55,627

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$4,979	$4,590
Federal income taxes paid	177	284
Noncash items:
Loans transferred to OREO, net of deferred loan fees and allowance for loan losses	$141	$1,823
Change in unrealized loss on investments available for sale	(150)	1,958

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Description of Business

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Financial Northwest Bank (“the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. First Financial Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Financial Bank. Accordingly, the information presented in the consolidated financial statements and accompanying data, relates primarily to First Financial Northwest Bank. First Financial Northwest is a bank holding company, having converted from a savings and loan holding company on March 31, 2015, and as a bank holding company is subject to regulation by the Federal Reserve Bank of San Francisco. First Financial Northwest Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

Formerly operating as First Savings Bank Northwest, First Financial Northwest Bank began operating under the new name as of August 21, 2015. First Financial Northwest Bank is headquartered in Renton, Washington, where its main, full service retail branch is located. In addition, the Bank opened a second branch in Mill Creek, Washington on September 1, 2015. Regulatory approval has been received to open a third branch in Edmonds, Washington, which is expected to open in the first quarter of 2016. The Bank's primary market area consists of King, Snohomish, Pierce, and Kitsap counties, Washington.

The Bank is a portfolio lender, originating one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Our portfolio is primarily funded by deposits from the general public, supplemented by borrowings from the Federal Home Loan Bank of Des Moines and deposits raised in the national brokered deposit market.

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to First Financial Northwest, Inc. and its consolidated subsidiary First Financial Northwest Bank, unless the context otherwise requires.

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses ("ALLL"), the valuation of other real estate owned ("OREO") and the underlying collateral of impaired loans, deferred tax assets, and the fair value of financial instruments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-07, Fair Value Measurement (Topic 820), Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The ASU allows a reporting entity, as a practical expedient, to measure the fair value of certain investments using the net asset value per share of the investment. These investments should not be categorized in the fair value hierarchy, eliminating the diversity in practice resulting from the way in which investments measured at net asset value per share with future redemption dates are classified. It also ensures that all investments categorized in the fair value hierarchy are classified using a consistent approach. The amendments are effective for public entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2015-07 is not expected to have a material impact on the Company's consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pensions Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). The ASU contains three parts: I. Fully Benefit-Responsive Investment Contracts; II. Plan Investment Disclosures; and III. Measurement Date Practical Expedient. Part one of the ASU designates contract value as the only required measure for fully benefit-responsive investment contracts. Previously, plan financial statements were required to include a reconciliation between contract and fair value when these amounts differed. Part two of the ASU allows reporting of investments, and the related appreciation or depreciation, by general type, eliminating the need to disaggregate the investments in multiple ways. Part three of the ASU allows employers to measure defined benefit plan assets on a month-end date that is nearest to the employer's fiscal year-end, when the fiscal period does not coincide with a month-end. These amendments are effective for fiscal years beginning after December 15, 2015, with early adoption permitted. The Company adopted this ASU in the third quarter of 2015 with no material impact to the Company's consolidated financial statements.
In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU provides guidance not previously included in ASU 2015-03 regarding debt issuance related to line-of-credit arrangements. The amendment allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for fiscal years beginning after December 15, 2015. The adoption of ASU No. 2015-15 is not expected to have a material impact on the Company's consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The ASU simplifies the accounting for measurement period adjustments. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company's consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$48,277	$649	$(6)	$48,920
Freddie Mac	22,966	400	(18)	23,348
Ginnie Mae	14,744	76	(81)	14,739
Municipal bonds	10,929	82	(12)	10,999
U.S. Government agencies	13,886	119	(27)	13,978
Corporate bonds	14,011	17	(115)	13,913
Total	$124,813	$1,343	$(259)	$125,897

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$40,083	$863	$(30)	$40,916
Freddie Mac	21,442	526	(22)	21,946
Ginnie Mae	26,049	87	(122)	26,014
Municipal bonds	642	2	—	644
U.S. Government agencies	16,863	104	(151)	16,816
Corporate bonds	14,061	39	(62)	14,038
Total	$119,140	$1,621	$(387)	$120,374

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at the dates indicated:

	September 30, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$2,229	$(6)	$—	$—	$2,229	$(6)
Freddie Mac	3,977	(18)	—	—	3,977	(18)
Ginnie Mae	2,401	(4)	3,493	(77)	5,894	(81)
Municipal bonds	2,904	(12)	—	—	2,904	(12)
U.S. Government agencies	5,310	(27)	—	—	5,310	(27)
Corporate bonds	7,894	(115)	—	—	7,894	(115)
Total	$24,715	$(182)	$3,493	$(77)	$28,208	$(259)

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

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment ("OTTI") are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At September 30, 2015, the Company had 20 securities in an unrealized loss position, of which three have been in an unrealized loss position for 12 months or more. Management reviewed the financial condition of the entities issuing municipal or corporate bonds at September 30, 2015 and December 31, 2014, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	9,859	9,873
Due after five years through ten years	16,244	16,210
Due after ten years	12,723	12,807
	38,826	38,890
Mortgage-backed investments	85,987	87,007
Total	$124,813	$125,897

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 100% of the public deposits held. Investments with market values of $18.4 million and $16.3 million were pledged as collateral for public deposits at September 30, 2015 and December 31, 2014, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and nine months ended September 30, 2015, we had calls on investment securities of $127,000 and $1.7 million, respectively, with no gain or loss. During the three and nine months ended September 30, 2015, we sold $22.0 million of investment securities generating a gross gain of $429,000 and a gross loss of $344,000. For the three and nine months ended September 30, 2014, we sold $5.0 million of investment securities generating a gross loss of $20,000 and had a call of $1.4 million with no gain or loss.

During the three and nine months ended September 30, 2015, we purchased $36.7 million and $44.7 million of investment securities, respectively. During the three and nine months ended September 30, 2014, we purchased investment securities of $1.6 million.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	September 30, 2015	December 31, 2014
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$148,742	$161,013
Permanent non-owner occupied	106,794	112,180
Construction non-owner occupied (1)	—	500
	255,536	273,693
Multifamily:
Permanent	113,441	116,014
Construction (1)	21,115	4,450
	134,556	120,464
Commercial real estate:
Permanent	245,559	239,211
Construction (1)	—	6,100
Land (2)	8,128	2,956
	253,687	248,267
Construction/land development:
One-to-four family residential (1)	30,581	19,860
Multifamily (1)	27,596	17,902
Commercial (1)	4,300	4,300
Land development (2)	6,403	8,993
	68,880	51,055

Business	6,973	3,783
Consumer	6,655	7,130
Total loans	726,287	704,392

Less:
Loans in process ("LIP")	38,611	27,359
Deferred loan fees, net	2,710	2,604
Allowance for loan and lease losses ("ALLL")	10,146	10,491
Loans receivable, net	$674,820	$663,938
___________

(1) Construction/land development excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At September 30, 2015, the Company had no one-to-four family residential or commercial real estate loans, and $21.1 million or 15.7% of its total multifamily portfolio in these rollover loans. At December 31, 2014, the Company had $6.1 million or 2.5% of the total commercial real estate portfolio and $4.5 million or 3.7% of the total multifamily portfolio, and $500,000 or 0.2% of the total one-to-four family residential portfolio in these rollover loans.

(2)At September 30, 2015, and December 31, 2014, $8.1 million and $3.0 million, respectively, of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots (where we do not intend to finance the construction) as commercial real estate land loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At both September 30, 2015 and December 31, 2014, there were no loans classified as held for sale.

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

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,536	$1,187	$4,436	$819	$189	$436	$10,603
Charge-offs	(2)	—	—	—	—	(20)	(22)
Recoveries	217	—	48	—	—	—	265
Provision (recapture)	(245)	15	(579)	76	21	12	(700)
Ending balance	$3,506	$1,202	$3,905	$895	$210	$428	$10,146

	At or For the Nine Months Ended September 30, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,694	$1,646	$4,597	$355	$47	$152	$10,491
Charge-offs	(27)	(281)	—	—	—	(54)	(362)
Recoveries	908	—	105	—	3	301	1,317
Provision (recapture)	(1,069)	(163)	(797)	540	160	29	(1,300)
Ending balance	$3,506	$1,202	$3,905	$895	$210	$428	$10,146

ALLL by category:
General reserve	$2,945	$1,199	$3,665	$895	$210	$388	$9,302
Specific reserve	561	3	240	—	—	40	844

Loans: (1)
Total loans	$255,536	$123,752	$253,687	$41,073	$6,973	$6,655	$687,676
Loans with general valuation allowance (2)	217,660	120,467	245,947	41,073	6,973	6,444	638,564
Loans with specific reserves (3)	37,876	3,285	7,740	—	—	211	49,112
____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$4,377	$1,433	$5,622	$333	$11	$175	$11,951
Charge-offs	(3)	—	—	—	—	(6)	(9)
Recoveries	12	—	—	—	5	1	18
Provision (recapture)	(379)	(64)	97	49	10	(13)	(300)
Ending balance	$4,007	$1,369	$5,719	$382	$26	$157	$11,660

	At or For the Nine Months Ended September 30, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$5,141	$1,377	$5,881	$399	$14	$182	$12,994
Charge-offs	(78)	—	(311)	(223)	—	(30)	(642)
Recoveries	46	—	151	—	6	5	208
Provision (recapture)	(1,102)	(8)	(2)	206	6	—	(900)
Ending balance	$4,007	$1,369	$5,719	$382	$26	$157	$11,660

ALLL by category:
General reserve	$2,896	$1,340	$5,240	$382	$26	$157	$10,041
Specific reserve	1,111	29	479	—	—	—	1,619

Loans: (1)
Total loans	279,360	123,599	260,198	25,736	2,148	7,543	698,584
Loans with general valuation allowance (2)	234,094	121,417	250,392	25,736	2,148	7,423	641,210
Loans with specific reserves (3)	45,266	2,182	9,806	—	—	120	57,374
_____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2015, total past due loans comprised 0.51% of total loans receivable, net of LIP, as compared to 0.66% at December 31, 2014. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of September 30, 2015
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$898	$333	$172	$1,403	$147,339	$148,742
Non-owner occupied	—	—	—	—	106,794	106,794
Multifamily	—	—	1,683	1,683	122,069	123,752
Commercial real estate	320	—	—	320	253,367	253,687
Construction/land development	—	—	—	—	41,073	41,073
Total real estate	1,218	333	1,855	3,406	670,642	674,048
Business	—	—	—	—	6,973	6,973
Consumer	—	72	—	72	6,583	6,655
Total loans	$1,218	$405	$1,855	$3,478	$684,198	$687,676
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at September 30, 2015.
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

The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	September 30, 2015	December 31, 2014
	(In thousands)
One-to-four family residential	$655	$830
Multifamily	1,683	—
Commercial real estate	—	434
Consumer	91	75
Total nonaccrual loans	$2,429	$1,339

During the three and nine months ended September 30, 2015, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $31,000 and $87,000, respectively. For the three and nine months ended September 30, 2014, lost interest on nonaccrual loans was $26,000 and $105,000, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	September 30, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$254,881	$122,069	$253,687	$41,073	$6,973	$6,564	$685,247
Nonperforming (3)	655	1,683	—	—	—	91	2,429
Total loans	$255,536	$123,752	$253,687	$41,073	$6,973	$6,655	$687,676
_____________

(1)	Net of LIP.

(2)	There were $148.2 million of owner-occupied one-to-four family residential loans and $106.7 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	There were $581,000 of owner-occupied one-to-four family residential loans and $74,000 non-owner occupied one-to-four family residential loans classified as nonperforming.

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

There were no funds committed to be advanced in connection with impaired loans at either September 30, 2015, or December 31, 2014.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	September 30, 2015
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,270	$3,512	$—
Non-owner occupied	24,621	24,646	—
Multifamily	2,100	2,381	—
Commercial real estate	5,013	5,264	—
Consumer	134	172	—
Total	35,138	35,975	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	2,127	2,197	96
Non-owner occupied	7,858	7,910	465
Multifamily	1,185	1,185	3
Commercial real estate	2,727	2,727	240
Consumer	77	77	40
Total	13,974	14,096	844
Total impaired loans:
One-to-four family residential:
Owner occupied	5,397	5,709	96
Non-owner occupied	32,479	32,556	465
Multifamily	3,285	3,566	3
Commercial real estate	7,740	7,991	240
Consumer	211	249	40
Total	$49,112	$50,071	$844
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,114	$49	$3,215	$131
Non-owner occupied	25,142	361	26,835	1,123
Multifamily	2,101	8	1,471	23
Commercial real estate	4,757	85	4,650	269
Consumer	125	2	121	3
Total	35,239	505	36,292	1,549

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,131	12	2,240	89
Non-owner occupied	7,772	115	8,084	345
Multifamily	1,187	19	1,677	58
Commercial real estate	3,199	41	3,883	104
Consumer	77	—	78	2
Total	14,366	187	15,962	598

Total impaired loans:
One-to-four family residential:
Owner occupied	5,245	61	5,455	220
Non-owner occupied	32,914	476	34,919	1,468
Multifamily	3,288	27	3,148	81
Commercial real estate	7,956	126	8,533	373
Consumer	202	2	199	5
Total	$49,605	$692	$52,254	$2,147

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,256	$45	$3,444	$115
Non-owner occupied	28,984	438	28,995	1,312
Multifamily	111	—	171	—
Commercial real estate	2,812	41	4,388	123
Construction/land development	—	—	56	—
Consumer	82	2	63	3
Total	35,245	526	37,117	1,553

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,974	29	3,134	94
Non-owner occupied	10,792	147	11,307	447
Multifamily	2,187	36	2,196	107
Commercial real estate	7,032	101	7,054	282
Total	22,985	313	23,691	930

Total impaired loans:
One-to-four family residential:
Owner occupied	6,230	74	6,578	209
Non-owner occupied	39,776	585	40,302	1,759
Multifamily	2,298	36	2,367	107
Commercial real estate	9,844	142	11,442	405
Construction/land development	—	—	56	—
Consumer	82	2	63	3
Total	$58,230	$839	$60,808	$2,483

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

At September 30, 2015 and December 31, 2014, the TDR portfolio totaled $46.6 million and $54.2 million, respectively, all of which were on accrual status and performing in accordance with the terms of their restructure.

The following tables present loans that were modified as TDRs within the periods indicated, and their recorded investment both prior to and after the modification:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Interest-only payments with interest rate concession and advancement of maturity date	—	—	—	6	1,439	1,439
Principal and interest with interest rate concession and advancement of maturity date	2	426	426	2	426	426
Advancement of maturity date	—	—	—	2	248	248
Commercial real estate:
Principal and interest with interest rate concession and advancement of maturity date	1	775	775	1	775	775
Advancement of maturity date	—	—	—	2	866	866
Interest-only payments with interest rate concession and advancement of maturity date	—	—	—	1	496	496
Interest-only payments with advancement of maturity date	—	—	—	1	2,004	2,004
Total	3	$1,201	$1,201	15	$6,254	$6,254

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Interest-only payments with interest rate concession	6	$1,439	$1,439	6	$1,439	$1,439
Principal and interest with interest rate concession	5	$953	$953	6	$1,174	$1,174
Advancement of maturity date	—	—	—	4	772	772
Commercial real estate:
Interest-only payments with interest rate concession	1	1,466	1,466	2	3,470	3,470
Total	12	$3,858	$3,858	18	$6,855	$6,855

At September 30, 2015, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the three and nine months ended September 30, 2015 and 2014, were the result of advancing the maturity date for balloon payments on loans otherwise current on principal and interest payments, or granting the borrower interest rate concessions and/or interest-only payments and advancing the maturity date for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount increases the ALLL and is expensed to earnings. As loan payments are received in future periods, the impairment is amortized over the life of the concession, reducing ALLL and recapturing provision expense. TDRs resulted in no charge-offs to the ALLL for the three and nine months ended September 30, 2015 and 2014.

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three and nine months ended September 30, 2015, one loan of $226,000 that had been modified with an advancement of maturity date during the previous 12 months missed one payment but subsequently became current. During the three months ended September 30, 2014, no loans defaulted that had been modified as TDRs within the previous 12 months. For the nine months ended September 30, 2014, one loan of $430,000 that was restructured with an advancement of maturity date during the previous 12 months missed a payment, but became current the subsequent quarter.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at September 30, 2015 and December 31, 2014.

The following tables represent a summary of loans by type and risk category at the dates indicated:

	September 30, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$246,981	$120,671	$247,041	$41,073	$6,973	$6,376	$669,115
Special mention	5,854	1,398	5,831	—	—	188	13,271
Substandard	2,701	1,683	815	—	—	91	5,290
Total loans	$255,536	$123,752	$253,687	$41,073	$6,973	$6,655	$687,676
 _____________

(1) Net of LIP.

	December 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$263,094	$116,891	$235,841	$24,316	$3,783	$6,833	$650,758
Special mention	4,157	1,416	10,529	—	—	—	16,102
Substandard	6,314	1,964	1,598	—	—	297	10,173
Total loans	$273,565	$120,271	$247,968	$24,316	$3,783	$7,130	$677,033
  _____________

(1) Net of LIP.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$4,416	$10,114	$9,283	$11,465
Loans transferred to OREO	—	193	141	1,823
Capitalized improvements	—	68	—	120
Gross proceeds from sale of OREO	(181)	(511)	(5,715)	(3,149)
Gain (loss) on sale of OREO	—	15	531	(92)
Market value adjustments	—	(60)	(5)	(348)
Balance at end of period	$4,235	$9,819	$4,235	$9,819

We sold $181,000 of OREO during the third quarter of 2015, which consisted of one commercial real estate property, and generated no gain or loss. OREO at September 30, 2015 consisted of $3.9 million in commercial real estate properties and $355,000 in construction and land development projects.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at September 30, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$48,920	$—	$48,920	$—
Freddie Mac	23,348	—	23,348	—
Ginnie Mae	14,739	—	14,739	—
Municipal bonds	10,999	—	10,999	—
U.S. Government agencies	13,978	—	13,978	—
Corporate bonds	13,913	—	13,913	—
Total	$125,897	$—	$125,897	$—

	Fair Value Measurements at December 31, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$40,916	$—	$40,916	$—
Freddie Mac	21,946	—	21,946	—
Ginnie Mae	26,013	—	26,013	—
Municipal bonds	644	—	644	—
U.S. Government agencies	16,816	—	16,816	—
Corporate bonds	14,039	—	14,039	—
Total	$120,374	$—	$120,374	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014.

	Fair Value Measurements at September 30, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$48,268	$—	$—	$48,268
OREO	4,235	—	—	4,235
Total	$52,503	$—	$—	$52,503
_____________

(1)	Total fair value of impaired loans is net of $844,000 of specific reserves on performing TDRs.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$48,268	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 9.09% (0.6%)

OREO	$4,235	Market approach	Appraised value less selling costs	0.0% - 0.0% (0.0%)

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$54,365	Market approach	Appraised value discounted by market or borrower conditions	0% - 45.8% (2.2%)

OREO	$9,283	Market approach	Appraised value less selling costs	0% - 19.4% (3.3%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	September 30, 2015
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,435	$5,435	$5,435	$—	$—
Interest-earning deposits	116,919	116,919	116,919	—	—
Investments available-for-sale	125,897	125,897	—	125,897	—
Loans receivable, net	674,820	692,378	—	—	692,378
FHLB stock	6,537	6,537	—	6,537	—
Accrued interest receivable	3,072	3,072	—	3,072	—

Financial Liabilities:
Deposits	268,876	268,876	268,876	—	—
Certificates of deposit, retail	330,069	332,138	—	332,138	—
Certificates of deposit, brokered	66,122	67,101	—	67,101	—
Advances from the FHLB	135,500	135,931	—	135,931	—
Accrued interest payable	142	142	—	142	—

	December 31, 2014
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,920	$5,920	$5,920	$—	$—
Interest-earning deposits	98,129	98,129	98,129	—	—
Investments available-for-sale	120,374	120,374	—	120,374	—
Loans receivable, net	663,938	678,676	—	—	678,676
FHLB stock	6,745	6,745	—	6,745	—
Accrued interest receivable	3,265	3,265	—	3,265	—

Financial Liabilities:
Deposits	201,539	201,539	201,539	—	—
Certificates of deposit, retail	358,159	359,049	—	359,049	—
Certificates of deposit, brokered	54,429	55,229	—	55,229	—
Advances from the FHLB	135,500	135,392	—	135,392	—
Accrued interest payable	142	142	—	142	—

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

For the three months ended September 30, 2015 and 2014, total compensation expense for the Plan was $111,000 and $104,000, respectively, and the related income tax benefit was $39,000 and $36,000, respectively.

For the nine months ended September 30, 2015 and 2014, total compensation expense for the Plan was $330,000 and $275,000, respectively, and the related income tax benefit was $116,000 and $96,000, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 2,285,280 shares to Company directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At September 30, 2015, remaining options for 651,756 shares of common stock were available for grant under the Plan.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the Company’s stock option plan awards and activity for the three and nine months ended September 30, 2015, follows:

	For the three months ended September 30, 2015
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at July 1, 2015	899,260	$9.55
Granted	—
Exercised	(50,000)	4.03
Forfeited or expired	—
Outstanding at September 30, 2015	849,260	9.88	4.76	1,880,091
Vested and expecting to vest assuming a 3% forfeiture rate over the vesting term	842,900	9.87	4.73	1,868,517
Exercisable at September 30, 2015	637,260	9.75	3.63	1,494,311

	For the nine months ended September 30, 2015
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2015	929,260	$9.51
Granted	20,000	12.05
Exercised	(100,000)	6.91
Forfeited or expired	—
Outstanding at September 30, 2015	849,260	9.88	4.76	1,880,091
Vested and expecting to vest assuming a 3% forfeiture rate over the vesting term	842,900	9.87	4.73	1,868,517
Exercisable at September 30, 2015	637,260	9.75	3.63	1,494,311

As of September 30, 2015, there was $709,178 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.31 years. During the nine months ended September 30, 2015, stock options for the purchase of 20,000 shares were granted at a weighted-average fair value of $4.59. There were no stock options granted during the three months ended September 30, 2015.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the stock price on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At September 30, 2015, remaining restricted stock awards for 74,478 shares were available to be awarded. Shares that have been awarded but have not yet vested are held in a reserve account until they are vested.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of changes in nonvested restricted stock awards for the three and nine months ended September 30, 2015, follows:

	For the three months ended September 30, 2015
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at July 1, 2015	69,200	$8.88
Granted	—
Vested	(15,000)	8.97
Forfeited	—
Nonvested at September 30, 2015	54,200	8.85
Expected to vest assuming a 3% forfeiture rate over the vesting term	52,574

	For the nine months ended September 30, 2015
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	75,600	$8.47
Granted	—
Vested	(21,400)	7.49
Forfeited	—
Nonvested at September 30, 2015	54,200	8.85
Expected to vest assuming a 3% forfeiture rate over the vesting term	52,574

As of September 30, 2015, there was $403,475 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.29 years.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. At September 30, 2015, the balance of the deferred tax valuation allowance was $450,000 as a result of a past net capital loss on securities.

Our effective tax rate for the first nine months of 2015 was 32.3% partially as a result of permanent tax exclusions of the noninterest income from BOLI and tax-exempt interest.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except share data)
Net income	$2,446	$2,735	$7,043	$7,747
Less: Earnings allocated to participating securities	(9)	(14)	$(26)	$(40)
Earnings allocated to common shareholders	$2,437	$2,721	$7,017	$7,707

Basic weighted average common shares outstanding	13,372,573	14,458,874	13,719,522	14,901,817
Dilutive stock options	134,187	102,975	135,475	113,149
Dilutive restricted stock grants	21,562	24,059	23,552	25,478
Diluted weighted average common shares outstanding	13,528,322	14,585,908	13,878,549	15,040,444

Basic earnings per share	$0.18	$0.19	$0.51	$0.52
Diluted earnings per share	$0.18	$0.19	$0.51	$0.51

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2015, options to purchase an additional 165,000 and 225,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the incremental shares under the treasury stock method of calculation resulted in them being anti-dilutive. For the three and nine months ended September 30, 2014, options to purchase an additional 205,000 were excluded as their effect would be anti-dilutive.

Note 11 - Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2015 for potential recognition or disclosure. In October 2015, the Bank received a payoff of $1.9 million on a nonaccrual multifamily loan reported in loan receivables at September 30, 2015. At this date, the loan was reported at a fair market value of $1.7 million. The payoff resulted in a $78,000 loan recovery and an $88,000 recapture of related legal expenses.

In October 2015, we called $10.0 million of brokered certificates of deposit that were originally issued in October 2014 with a weighted-average cost of 2.15% and a weighted-average remaining term of 45 months. We replaced them with $10.0 million of new brokered certificates of deposit with a w eighted-average cost of 1.39% and a weighted-average term of 43 months.

In addition, during October 2015, we paid off a $10.0 million FHLB advance at its maturity that carried an interest rate of 0.71%, and elected to not replace this wholesale borrowing.

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

Overview

First Financial Northwest Bank ("the Bank") is a wholly-owned subsidiary of First Financial Northwest, Inc. ("the Company") and, as such, comprises substantially all of the activity for First Financial Northwest. Formerly known as First Savings Bank Northwest, the Bank began operating as First Financial Northwest Bank on August 24, 2015. The new name reflects our expanded focus from a savings bank to a community bank with expanded products, services and locations in our efforts to change the composition of the Bank's assets and liabilities. Our full-service banking office in Renton, Washington serves primarily King County, and also Pierce, Snohomish, and Kitsap Counties. On September 1, 2015, the Bank's second branch was opened in Mill Creek, Washington. Further expanding our market presence in Snohomish County, the Bank has received regulatory approval to open a third branch located in Edmonds, Washington, which is expected to open in the first quarter of 2016.

On August 24, 2015, the Bank began operating with a new core data processor. The capitalized cost of this system is $675,000 and is amortizing over five years. The improved technology will help the Bank better meet the needs of our customers as we seek to broaden the demographics of our customer base.

First Financial Northwest Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income.

An offset to net interest income is the provision for loan losses which is required to establish the allowance for loan and lease losses ("ALLL") at a level that adequately provides for probable losses inherent in our loan portfolio. As a loan's risk rating improves, property values increase, or recoveries of amounts previously charged off are received, the overall ALLL may decline and a recapture of previously recognized provision for loan losses may be added to net interest income.

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of bank owned life insurance ("BOLI"), and commissions earned on our investment services brokerage relationship. This income is increased or partially offset by net gain or loss on sales of investment securities.

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

Critical Accounting Policies

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or by using different assumptions. These policies govern the ALLL, the valuation of OREO, and the calculation of deferred taxes, fair values, and other-than-temporary impairments on the market value of investments. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2014 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosure contained in the 2014 Form 10-K.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets were $984.1 million at September 30, 2015, an increase of 5.0%, from $937.0 million at December 31, 2014. The following table details the $47.1 million net change in the composition of our assets at September 30, 2015 from December 31, 2014.

	Balance at September 30, 2015	Change from December 31, 2014	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$5,435	$(485)	(8.2)%
Interest-earning deposits	116,919	18,790	19.1
Investments available-for-sale, at fair value	125,897	5,523	4.6
Loans receivable, net	674,820	10,882	1.6
Premises and equipment, net	17,515	781	4.7
FHLB stock, at cost	6,537	(208)	(3.1)
Accrued interest receivable	3,072	(193)	(5.9)
Deferred tax assets, net	5,216	(3,122)	(37.4)
OREO	4,235	(5,048)	(54.4)
BOLI, net	23,145	20,369	733.8
Prepaid expenses and other assets	1,278	(217)	(14.5)
Total assets	$984,069	$47,072	5.0%

Interest-earning deposits. Our interest-earning deposits, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, increased $18.8 million at September 30, 2015, as compared to December 31, 2014. The primary sources of cash during the nine months ended September 30, 2015, were $13.7 million from operations and $50.9 million from an increase in brokered and retail deposits. These funds were also used to purchase $20.0 million of new BOLI policies, fund a $9.7 million net cash outflow for loans receivable, and repurchase $13.0 million of our common stock.

Investments available-for-sale. Our investment portfolio increased by $5.5 million during the first nine months of 2015. We restructured our investment portfolio during this period, and sold 36 securities at a book value of $22.0 million, consisting of 31 mortgage backed securities and five corporate bonds. The tax equivalent yield of the securities sold was 1.89%. In addition, we purchased 20 securities for $44.7 million, including seven mortgage backed securities, five corporate bonds, six taxable municipal bonds, and two tax- exempt municipal bonds. The tax equivalent yield of the securities purchased is 2.42%. The increase in our investment portfolio is consistent with our strategy to increase net interest income by converting lower yielding interest earning deposits into higher yielding interest earning assets.

In addition to the purchase and sale activity, we received calls, or partial calls, of $1.7 million on seven investment securities. Principal repayments of $14.5 million were received during the first nine months of 2015. The fair market value of our investment portfolio had a pre-tax decrease of $150,000 during the nine months ended September 30, 2015.

The effective duration of the investment portfolio at September 30, 2015, was 3.0% as compared to 2.4% at December 31, 2014. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank's portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank's investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $10.9 million to $674.8 million at September 30, 2015 compared to $663.9 million at December 31, 2014. One-to-four family residential loans decreased $18.2 million during the first nine months of 2015 as the continued low interest rate environment has increased competition in the market. However, this decrease was more than offset by increases of $14.1 million in multifamily loans and $5.4 million in commercial real estate loans, and $17.8 million in construction and land development loans.

At September 30, 2015, we had $38.6 million in committed but undisbursed funds for construction loans, an $11.3 million increase from December 31, 2014. Our construction and land loans consist primarily of $30.6 million in one-to-four family residential construction loans and $27.6 million of multifamily real estate loans.

Our five largest borrowing relationships, which represent 11.2% of our net loans, increased $1.6 million from December 31, 2014 to September 30, 2015; however, the number of loans represented by these borrowers has decreased from 97 at December 31, 2014 to 67 at September 30, 2015. At September 30, 2015 all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio. The following table details our five largest lending relationships at September 30, 2015:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate (2)	Construction/ Land Development	Aggregate Balance of Loans (3)
		(Dollars in thousands)
Real estate investor	3	$—	$—	$17,892	$—	$17,892
Real estate investor	4	480	—	15,324	—	15,804
Real estate investor	2	—	—	14,587	—	14,587
Real estate investor	3	—	2,048	11,923	—	13,971
Real estate builder	55	12,925	—	—	595	13,520
Total	67	$13,405	$2,048	$59,726	$595	$75,774
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	One-to-four family residential includes $480,000 of owner occupied and $12.9 million of non-owner occupied. Commercial real estate loans for these borrowers are for non-owner occupied properties.

(3)	Net of LIP.

The ALLL decreased $345,000 to $10.1 million at September 30, 2015, compared to $10.5 million at December 31, 2014 and represented 1.5% and 1.6% of total loans receivable at September 30, 2015 and December 31, 2014, respectively. We believe that the ALLL at September 30, 2015 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

As we work with our borrowers that face difficult financial circumstances, we explore various options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. These modifications have included a reduction in interest rate on the loan for a period of time, advancing the maturity date of the loan, or allowing interest-only payments for a specific time frame. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is considered to be in the Bank's best interest.

The following table presents a breakdown of our TDRs at the dates indicated:

	September 30, 2015	December 31, 2014	September 30, 2014	Nine Month Change	One Year Change
	(In thousands)
TDRs:
One-to-four family residential	37,221	42,908	44,429	(5,687)	(7,208)
Multifamily	1,602	2,172	2,182	(570)	(580)
Commercial real estate	7,740	9,118	9,148	(1,378)	(1,408)
Consumer	43	43	43	—	—
Total TDRs	$46,606	$54,241	$55,802	$(7,635)	$(9,196)
% TDRs classified as performing	100.0%	100.0%	100.0%

Our TDRs decreased $7.6 million at September 30, 2015 compared to December 31, 2014 as repayments continue to outpace the amount of additional TDRs. During the first nine months of 2015, $6.0 million of TDRs were paid off. At September 30, 2015, all TDRs were performing according to their restructured payment terms and there were no committed but undisbursed funds in connection with our restructured and impaired loans. The largest TDR relationship at September 30, 2015, totaled $12.0 million and was comprised of $11.2 million in one-to-four family residential rental properties and $773,000 in owner occupied commercial property, all located in King County.

Nonperforming assets decreased to $6.7 million at September 30, 2015, compared to $10.6 million at December 31, 2014. The following table presents detailed information on our nonperforming assets at the dates indicated:

	September 30, 2015	December 31, 2014	September 30, 2014	Nine Month Change	One Year Change
	(In thousands)
Nonperforming loans:
One-to-four family residential	$655	$830	$837	$(175)	$(182)
Multifamily	1,683	—	—	1,683	1,683
Commercial real estate	—	434	658	(434)	(658)
Consumer	91	75	77	16	14
Total nonperforming loans	2,429	1,339	1,572	1,090	857

OREO	4,235	9,283	9,819	(5,048)	(5,584)
Total nonperforming assets (1)	$6,664	$10,622	$11,391	$(3,958)	$(4,727)

Nonperforming assets as a percent of total assets	0.68%	1.13%	1.24%
____________
(1) The difference between the $6.7 million of nonperforming assets at September 30, 2015, reported above, and the totals reported by other industry sources as our nonperforming assets is due to the inclusion of all TDRs, whether classified as performing or nonperforming loans, as nonperforming loans. All of our TDRs were performing in accordance with their restructured terms at September 30, 2015.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Nonaccrual loans increased $1.1 million to $2.4 million at September 30, 2015, from $1.3 million at December 31, 2014. This increase was the result of $2.2 million in loans transferred to nonaccrual, partially offset by $342,000 in net charge-offs, $151,000 payments to principal, $473,000 in short sales, and $141,000 of loans transferred to OREO.

The three largest nonaccrual loans in the loan portfolio at September 30, 2015, included a $1.7 million multifamily loan secured by a 44-unit apartment complex in Pierce County; a $210,000 one-to-four family loan in Pierce County secured by an owner occupied single family residence; and a one-to-four family loan with an outstanding balance of $172,000, secured by an owner occupied single family residence in King County. Please refer to Note 11, Subsequent Events, of this Form 10-Q for further details on our nonaccrual loans.

We continue to focus our efforts on converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the improved ratio of our nonperforming assets as a percent of total assets of 0.68% at September 30, 2015, compared to 1.13% at December 31, 2014.

OREO. OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. At September 30, 2015, OREO was $4.2 million, a decrease of $5.1 million from $9.3 million at December 31, 2014. During the first nine months of 2015, we transferred one property into OREO at $141,000 and sold seven properties for $5.7 million, generating a net gain on sale of $531,000.

The three largest OREO properties at September 30, 2015 were an office and retail building valued at $837,000 located in Pierce County, a land development project approved for 105 one-to-four family residential lots valued at $754,000 located in Kitsap County, and a multi-tenant retail building valued at $728,000 located in Pierce County.

The following table presents a breakdown of our OREO by county and number of properties at September 30, 2015:

	County			Total OREO	Number of Properties	Percent of Total OREO
	Pierce	Kitsap	All Other
	(Dollars in thousands)
OREO:
Commercial real estate (1)	$2,430	$754	$696	$3,880	7	91.6
Construction/land development	200	—	155	355	2	8.4
Total OREO	$2,630	$754	$851	$4,235	9	100.0%

(1) Of the seven properties classified as commercial real estate, four are office/retail buildings and three are undeveloped lots.

Deposits. During the first nine months of 2015, deposits increased $50.9 million to $665.0 million at September 30, 2015, compared to $614.1 million at December 31, 2014. Deposit accounts consisted of the following:

	September 30, 2015	Change from December 31, 2014	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$30,081	$15,727	109.6%
NOW	17,230	(3,522)	(17.0)
Statement savings	26,861	2,960	12.4
Money market	194,704	52,172	36.6
Certificates of deposit, retail	330,069	(28,090)	(7.8)
Certificates of deposit, brokered	66,122	11,693	21.5%
	$665,067	$50,940	8.3%

The increase in total deposits since December 31, 2014, consisted of a $39.2 million net increase in retail deposits and an $11.7 million increase in brokered certificates of deposit. First Financial Northwest Bank has continued to focus on strengthening its core deposit position. Noninterest checking accounts are primarily comprised of operating accounts of businesses located in our primary market, and increased $15.7 million since December 31, 2014, due to active business development initiatives by both the retail and commercial areas of the Bank. The $52.2 million increase in our money market accounts during the nine months ended September 30, 2015, can be attributed primarily to our activities in the EB-5 Immigrant

Investor Program. This growth is comprised primarily of two commercial accounts that hold deposits that will be utilized over the next 18 months to fund development projects.

Offsetting these increases, retail certificates of deposit decreased by $28.1 million as maturing certificates did not renew at lower current market rates. We continue to price less aggressively in competing for these deposits in an effort to reduce our cost of funds. Since May 2015, investment services offered to our customers through First Financial Wealth Services increased by $14.0 million, primarily from funds previously held in our retail deposits.

At September 30, 2015 and December 31, 2014, we held $16.0 million and $15.9 million, respectively, in public funds, nearly all of which were retail certificates of deposit.

During the first nine months of 2015, our balance of brokered certificates of deposit increased by $11.7 million, bringing the total balance of brokered funds to $66.1 million. While these funds may carry a higher cost than our retail certificates, their maturity periods of four to six years, along with the enhanced call features of these deposits, assist us in our efforts to manage interest rate risk.

Advances. We use advances from the FHLB as an alternative funding source, to reduce interest rate risk, and to leverage our balance sheet. Total FHLB advances at both September 30, 2015 and December 31, 2014 were $135.5 million. Of the total balance, $64.0 million is due to mature within one year, with the remaining $71.5 million due in one to five years. Please refer to Note 11, Subsequent Events, of this Form 10-Q for further details on our FHLB advances.

Stockholders’ Equity. Total stockholders’ equity decreased $6.4 million during the first nine months of 2015 to $175.0 million at September 30, 2015, from $181.4 million at December 31, 2014, primarily due to common stock repurchases. Retained earnings increased $4.5 million during the first nine months of 2015 due to $7.0 million of net income offset by $2.5 million of shareholder dividends paid at $0.18 per share.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Dividend declared per common share	$0.06	$0.05	$0.18	$0.15
Dividend payout ratio (1)	33.3%	26.3%	35.3%	28.9%
______________
(1)    Dividends paid per common share divided by basic earnings per common share

As part of the strategy to increase shareholder value, the Company has been repurchasing shares at a per share price averaging below book value. As evidence of the success of this plan, year-to-date net income as of September 30, 2015 was $704,000 lower than for the same period in 2014, with diluted earnings per share of $0.51 for both years. In October 2014, the Company's board of directors authorized the purchase of an additional 1,546,600 shares of the Company’s common stock, or 10% of the shares outstanding. In 2015, 293,300 shares were repurchased under this plan at an average price of $12.00 per share before this plan expired on April 22, 2015. In April 2015, the board authorized repurchase of an additional 1,492,400 shares between April 28, 2015 and October 28, 2015. As of September 30, 2015, the Company had repurchased 774,414 shares under this plan at an average price of $12.17 per share.

Additional paid-in-capital decreased $11.8 million as a result of $13.0 million used to repurchase 1,067,714 shares during the nine months ended September 30, 2015, partially offset by a $690,000 increase from the exercise of stock options. Accumulated other comprehensive loss increased to $455,000 as a result of a $98,000 after-tax unrealized loss from valuation adjustments on investments available-for-sale.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. Net income for the three months ended September 30, 2015 was $2.4 million, or $0.18 per diluted share as compared to net income of $2.7 million, or $0.19 per diluted share for the quarter ended September 30, 2014. The $289,000 decline in net income during the third quarter of 2015 was primarily a result of a $555,000 decrease in net interest income, and an $873,000 increase in noninterest expense, partially offset by a $400,000 increase in the recapture of provision for loan losses and $260,000 increase in noninterest income.

Net Interest Income. Net interest income for the quarter ended September 30, 2015 decreased $555,000 to $7.7 million, as compared to $8.2 million for the third quarter in 2014. The decrease was a combined result of a decrease in interest income and an increase in interest expense. These changes were primarily due to the shift in our asset mix as a result of a decrease in the average balance of higher yielding assets, consisting of loans receivable and investments available-for-sale, and an increase in the average balance of our low yielding interest-earning deposits.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended September 30, 2015 compared to September 30, 2014 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loan receivable, net	$(196)	$(263)	$(459)
Investments available-for-sale	45	(21)	24
Interest-earning deposits	2	42	44
FHLB stock	13	—	13
Total net change in income on interest-earning assets	(136)	(242)	(378)

Interest-bearing liabilities:
NOW	—	(1)	(1)
Statement savings	2	1	3
Money market	55	19	74
Certificates of deposit, retail	(16)	(102)	(118)
Certificates of deposit, brokered	(18)	236	218
Advances from the FHLB	1	—	1
Total net change in expense on interest-bearing liabilities	24	153	177
Total net change in net interest income	$(160)	$(395)	$(555)

Loan interest income decreased $459,000 during the third quarter of 2015 as compared to the same period in 2014 as a result of a $19.7 million decrease in the average outstanding loan balance combined with a decrease in yield of 16 basis points. Loan originations were outpaced by payoffs on higher yielding loans as the Bank continues to face significant competition and pricing pressures for quality loan production in this prolonged, low-interest rate environment. The decline in average loan yields reflects a trend that we believe is likely to continue during the remainder of 2015.

Interest income from our investments available-for-sale increased by $24,000 during the third quarter of 2015 as compared to the same period in 2014. The average balance of our available-for-sale investments decreased by $4.7 million due to a combination of principal repayments, sales of smaller, low yielding investments, and purchases of larger, higher yield investments. This decrease was more than offset by an increase in our average yield of 13 basis points, to 1.87%. We continue to seek investment opportunities that will convert lower-yield interest-earning deposits into higher yielding interest-earning assets.

Further contributing to the decrease in net interest income, interest expense increased by $177,000 during the third quarter of 2015 as compared to the same period in 2014. Our average balance of interest-bearing liabilities increased $42.3 million, and our average cost of funds increased four basis points to 0.90% for the three months ended September 30, 2015 as compared to the same period last year. Brokered certificates of deposit of $48.0 million were acquired during the last 12 months at an average cost of 1.84% resulting in additional interest expense of $218,000 during the third quarter of 2015 as compared to the same quarter in 2014. These brokered deposits were obtained with maturities ranging from four to six years in an effort to help mitigate the Bank's interest rate risk in a rising rate environment; however, this interest rate risk protection came at a cost to current earnings as the rates paid on these longer term deposits are higher than shorter term deposit rates. Interest expense on money market accounts increased by $74,000 as a combined result of an increase of $31.1 million in the average balance and a 13 basis point increase in the cost of these funds. These increases were partially offset by a decrease in interest of $118,000 on retail certificates of deposit, due to a decrease in the average balance of $37.5 million and a decrease in the average rate of three basis points.

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended September 30, 2015 and 2014. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Loans receivable, net	$665,183	8,698	5.19%	$684,876	9,157	5.35%
Investments available-for-sale	122,685	578	1.87	127,402	554	1.74
Interest-earning deposits	105,901	67	0.25	37,503	23	0.25
FHLB stock	6,537	15	0.91	6,867	2	0.12
Total interest-earning assets	900,306	9,358	4.12	856,648	9,736	4.55
Noninterest earning assets	61,480			50,314
Total average assets	$961,786			$906,962

NOW	$17,578	4	0.09%	$20,928	5	0.10%
Statement savings	26,436	10	0.15	22,463	7	0.12
Money market	169,420	157	0.37	138,296	83	0.24
Certificates of deposit, retail	333,141	891	1.06	370,605	1,009	1.09
Certificates of deposit, brokered	66,122	307	1.84	18,081	89	1.97
Advances from the FHLB	135,500	325	0.95	135,500	324	0.96
Total interest-bearing liabilities	748,197	1,694	0.90	705,873	1,517	0.86
Noninterest bearing liabilities	37,078			18,055
Average equity	176,511			183,034
Total average liabilities and equity	$961,786			$906,962
Net interest income		$7,664			$8,219
Net interest margin			3.38%			3.84%

Provision for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific reserves. The general reserve is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. The specific reserve component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices, and other available information, less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or if future events differ from current estimates.

During the quarter ended September 30, 2015, management evaluated the adequacy of the ALLL and concluded that a recapture of prior period provisions for loan loss in the amount of $700,000 was appropriate for the quarter, as compared to a $300,000 recapture for the third quarter of 2014. For the third quarter of 2015, the recapture was partially related to $243,000 in net recoveries of amounts previously charged off. In addition, payment in full of $5.0 million on three loans internally classified as "special mention" significantly improved our credit quality analyzed on loan grade factors and reduced the amount set aside in the general reserve. In comparison, the recapture reported in the third quarter of 2014 was primarily a result of improved market values on certain impaired loans, thereby reducing the specific reserve set aside on these loans by $400,000, partially offset by a $100,000 increase in the general reserve due to growth in loans receivable.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$687,676	$698,584
Average loans receivable during period	665,183	684,876
ALLL balance at beginning of period	10,603	11,951
Recapture of provision for loan losses	(700)	(300)
Charge-offs:
One-to-four family	(2)	(3)
Consumer	(20)	(6)
Total charge-offs	(22)	(9)
Recoveries:
One-to-four family	217	12
Commercial real estate	48	—
Business	—	5
Consumer	—	1
Total recoveries	265	18
Net recovery	243	9
ALLL balance at end of period	$10,146	$11,660
ALLL as a percent of total loans, net of LIP	1.48%	1.67%
Ratio of net recoveries to average net loans receivable (annualized)	0.14	0.01

Noninterest Income. Noninterest income increased $261,000 to $447,000 for the quarter ended September 30, 2015, from $186,000 for the same quarter in 2014. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended September 30, 2015	Change from September 30, 2014	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$12	$—	—%
Loan service fees	56	21	60.0
Net gain on sale of investments	85	85	n/a
BOLI change in cash surrender value	213	111	108.8
Other	81	44	118.9
Total noninterest income	$447	$261	140.3%

In April 2015, we added $20.0 million in new BOLI policies, bringing our policy total to $23.1 million as of September 30, 2015. We recognize the increase in cash surrender value of these policies as noninterest income, which assists in offsetting expenses for employee benefits. For the third quarter of 2015, noninterest income of $213,000 was recognized on these policies. In the third quarter of 2014, we recognized $102,000 in BOLI income representing the increase in cash surrender value of BOLI policies for the first nine months of 2014. Previously, the increase was recognized solely at year end and in the fourth quarter of 2014 we began recognizing the increase on a quarterly basis.

Sales of 35 investment securities for total proceeds of $23.8 million resulted in a net gain on sales of investments of $85,000 for the quarter ended September 30, 2015. There were no investment security sales for the comparative period in 2014.

Other noninterest income increased $44,000 primarily as a result of $42,000 of investment sales commissions generated by referred accounts with a wealth management advisor through First Financial Wealth Services. This new relationship allows us to offer a broader range of wealth management solutions to appropriately meet the needs of our customers.

Noninterest Expense. Noninterest expense increased $873,000 to $5.4 million for the third quarter of 2015 from $4.5 million for the comparable quarter in 2014.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended September 30, 2015	Change from September 30, 2014	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$3,488	$541	18.4%
Occupancy and equipment	387	57	17.3
Professional fees	472	15	3.3
Data processing	176	29	19.7
(Gain) Loss on sales of OREO property, net	—	15	(100.0)
OREO market value adjustments	—	(60)	(100.0)
OREO related expenses, net	24	(25)	(51.0)
Regulatory assessments	119	17	16.7
Insurance and bond premiums	89	(11)	(11.0)
Marketing	103	88	586.7
Other general and administrative	523	207	65.5
Total noninterest expense	$5,381	$873	19.4%

Expenses for salaries and employee benefits increased $541,000 for the third quarter of 2015 as compared to the same period in 2014 as a result of several components of this expense. In support of our core processor conversion project and the opening of a new branch office in Mill Creek, Washington, the number of employees increased by nine from September 30, 2014 to September 30, 2015, contributing to $374,000 in higher compensation expense, a $57,000 increase in health benefits, and a $44,000 increase in payroll tax expense.

Other general and administrative expenses increased by $207,000 during the third quarter of 2015 as compared to the third quarter of 2014 primarily as a result of a $212,000 increase in our reserve for unfunded commitments. The balances of approved but unfunded loans, unused lines of credit, and construction loans in process increased by $23.4 million quarter over quarter, thereby requiring an increase in the related reserve. The unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities.

Marketing expenses increased $88,000 during the quarter ended September 30, 2015 as compared to the same quarter in 2014 primarily as a result of increased customer communication and publicity for our branch opening, core conversion, and Bank name change that occurred in the third quarter of 2015.

Federal Income Tax Expense. Our statutory income tax rate is 35%. We recorded federal income tax provisions of $984,000 and $1.5 million for the quarters ended September 30, 2015, and 2014, respectively, as a result of our consolidated pretax net income. Our effective tax rate for the quarter ended September 30, 2015 decreased to 29% as a result of midyear purchases of tax-exempt securities and life insurance.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

General. Net income for the nine months ended September 30, 2015 was $7.0 million or $0.51 per diluted share as compared to net income of $7.7 million, or $0.51 per diluted share for the nine months ended September 30, 2014. A decrease in net interest income of $1.7 million was partially offset by increases of $400,000 in the recapture of provision for loan losses and $553,000 of noninterest income.

Net Interest Income. Net interest income for the nine months ended September 30, 2015 decreased $1.7 million to $22.8 million, as compared to $24.5 million for the same period in 2014. The decline is a combined result of a decrease in interest income and an increase in interest expense. During the nine months ended September 30, 2015, as compared to the same period in 2014, a reduction of 41 basis points in the yield on our interest-earning assets was partially offset by an increase of in the average balance of these assets of $43.5 million. The increase in interest expense was primarily a result of an increase in average interest-earning liabilities of $39.2 million. While the cost of funds remained fairly stable during the comparative periods, rate reductions in our retail certificates of deposit resulted in a significant decrease of interest expense for these deposits.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Nine Months Ended September 30, 2015 compared to September 30, 2014 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loan receivable, net	$(916)	$(422)	$(1,338)
Investments available-for-sale	35	(193)	(158)
Interest-earning deposits	—	131	131
FHLB stock	15	—	15
Total net change in income on interest-earning assets	(866)	(484)	(1,350)

Interest-bearing liabilities:
NOW	(3)	(3)	(6)
Statement savings	3	3	6
Money market	150	28	178
Certificates of deposit, retail	(346)	(404)	(750)
Certificates of deposit, brokered	(49)	859	810
Advances from the FHLB	49	60	109
Total net change in expense on interest-bearing liabilities	(196)	543	347
Total net change in net interest income	$(670)	$(1,027)	$(1,697)

Loan interest income decreased $1.3 million during the first nine months of 2015 as compared to the same period in 2014 primarily as a result of a 17 basis points decrease in the average loan yield and, to a lesser extent, a $10.5 million decrease in the average outstanding loan balance. While payoffs have outpaced originations in one-to-four family, and commercial loans, there was an increase in multifamily loans and higher yielding construction loans, helping to mitigate some of the decline in interest income.

Interest income from our investments available-for-sale decreased by $158,000 as our average balance decreased by $14.9 million during the first nine months of 2015 compared to the same period in 2014. Our yield increased by four basis points as securities with a tax equivalent rate of 1.9% were sold and securities were purchased with a tax equivalent rate of 2.4%.

Further contributing to the decrease in net interest income, interest expense increased by $347,000 during the first nine months of 2015 as compared to the same period in 2014. The addition of $66.1 million of brokered certificates of deposit since the second quarter of 2014 at an average cost of 1.85% resulted in $810,000 of increased interest expense for the first nine months of 2015 as compared to the same period in 2014. Interest expense on money market accounts increased by $178,000 primarily as a result of a 13 basis point increase in the costs of these funds. Interest expense on FHLB advances increased by $109,000 during the first nine months of 2015 compared to the same period in 2014 as a combined result of rate and volume increases. Interest expense on retail certificates of deposit decreased by $750,000 as the average balance of these products decreased by $45.8 million and the related cost for these funds decreased by 13 basis points during the first nine months of 2015 compared to the same period in 2014.

As current market rates continue to remain low, we are pricing our retail certificates of deposit less aggressively to help manage our net interest margin.

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the nine months ended September 30, 2015 and 2014. Nonaccrual loans are included in the average balance of loans receivable and are considered to carry a zero yield.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Loans receivable, net	$665,765	$25,932	5.21%	$676,229	$27,270	5.38%
Investments available-for-sale	119,572	1,585	1.77	134,470	1,743	1.73%
Interest-earning deposits	103,557	196	0.25	34,369	65	0.25%
FHLB stock	6,630	20	0.40	6,934	5	0.10%
Total interest-earning assets	895,524	27,733	4.14	852,002	29,083	4.55%
Noninterest earning assets	56,699			52,994
Total average assets	$952,223			$904,996

NOW	$18,100	$13	0.10%	$21,585	$19	0.12%
Statement savings	25,546	28	0.15	22,426	22	0.13
Money market	156,100	399	0.34	138,436	221	0.21
Certificates of deposit, retail	341,897	2,677	1.05	387,651	3,427	1.18
Certificates of deposit, brokered	64,875	899	1.85	6,093	89	1.95
Advances from the FHLB	135,500	963	0.95	126,592	854	0.90
Total interest-bearing liabilities	742,018	4,979	0.90	702,783	4,632	0.88
Noninterest bearing liabilities	30,472			16,942
Average equity	179,733			185,271
Total average liabilities and equity	$952,223			$904,996
Net interest income		$22,754			$24,451
Net interest margin			3.40%			3.83%

Provision for Loan Losses. During the nine months ended September 30, 2015, management evaluated the adequacy of the ALLL and concluded that a $1.3 million recapture of prior period provisions for loan loss was appropriate for the period. The recapture during the first nine months of 2015 was primarily a result of net recoveries of $955,000 and the repayment of $5.0 million of loans graded as "special mention", which reduced the amount required to be set aside in the general reserve. For the first nine months of 2014, a recapture of $900,000 was primarily a result of upgrades of risk categories and improvements in valuations on our impaired loans.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Net loans receivable, end of period	$687,676	$698,584
Average loans receivable during period	665,765	676,229
ALLL balance at beginning of period	10,491	12,994
(Recapture of provision) provision for loan losses	(1,300)	(900)
Charge-offs
One-to-four family	(27)	(78)
Multifamily	(281)	—
Commercial	—	(311)
Construction/land development	—	(223)
Consumer	(54)	(30)
Total Charge-offs	(362)	(642)
Recoveries
One-to-four family	908	46
Commercial	105	151
Business	3	6
Consumer	301	5
Total recoveries	1,317	208
Net recovery (charge-offs)	955	(434)
ALLL balance at end of period	$10,146	$11,660
ALLL as a percent of total loans, net of LIP	1.48%	1.67%
Ratio of net recoveries to average net loans receivable (annualized)	0.19	(0.09)

Noninterest Income. Noninterest income increased $553,000 to $895,000 for the nine months ended September 30, 2015, from $342,000 for the same period in 2014. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Nine Months Ended September 30, 2015	Change from September 30, 2014	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$55	$10	22.2%
Loan service fees	111	8	7.8
Net gain on sale of investments	85	105	(525.0)
Servicing rights, net	—	(3)	(100.0)
BOLI change in cash surrender value	369	267	261.8
Other	275	166	152.3
Total noninterest income	$895	$553	161.7%

The $267,000 increase in noninterest BOLI income for the first nine months of 2015 as compared to the same period in 2014 was primarily a result of $20.0 million of BOLI policies added in April 2015. Additional noninterest income was generated by sales of investment securities, with an $85,000 net gain on sales of 35 securities in 2015 compared to a $20,000 loss on one security during the first nine months of 2014.

Contributing to the $166,000 increase in other noninterest income during the first nine months of 2015, we sold an investment rental property generating a $95,000 gain. In addition, investment sales commissions of $64,000 were generated through our new relationship with a wealth management advisor through First Financial Wealth Services.

Noninterest Expense. Noninterest expense increased $811,000 to $14.5 million for the nine months ending September 30, 2015 as compared to the nine months ended September 30 2014.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Nine Months Ended September 30, 2015	Change from September 30, 2014	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$10,153	$1,460	16.8%
Occupancy and equipment	1,039	21	2.1
Professional fees	1,284	76	6.3
Data processing	523	54	11.5
Gain on sales of OREO property, net	(531)	(623)	(677.2)
OREO market value adjustments	5	(343)	(98.6)
OREO-related expenses, net	17	(171)	(91.0)
Regulatory assessments	351	67	23.6
Insurance and bond premiums	270	(35)	(11.5)
Marketing	190	113	146.8
Other general and administrative	1,244	192	18.3
Total noninterest expense	$14,545	$811	5.9%

Salaries and employee benefits expense increased $1.5 million for the first nine months of 2015 as compared to the same period in 2014. In support of our core processor conversion project and the opening of a new branch office in Mill Creek, Washington, the number of employees increased by nine from September 30, 2014 to September 30, 2015, contributing to an $864,000 increase in compensation expense, a $157,000 increase to health benefits expense and a $140,000 increase to payroll tax expense. Stock option compensation expense increased by $62,000 as a result of new grants in the third quarter of 2014 and the first quarter of 2015. Finally, ESOP compensation expense increased $135,000 year over year as a result of the increase in the average trading price the Company's stock.

Net gains on sales of OREO and decreases in OREO related expenses provided a significant offset to increases in noninterest expenses. Sales of seven OREO properties generated a net gain of $531,000 for the first nine months of 2015, compared to sales of ten properties for a net loss of $92,000 for the same period in 2014. In addition, valuation adjustments resulted in $5,000 expense as of September 30, 2015 compared to $348,000 in valuation expense as of September 30, 2014. Lastly, for the first nine months of 2015, OREO rental income significantly offset OREO holding costs resulting in a net expense of $17,000 as compared to net expense of $188,000 for the same period in 2014.

Federal Income Tax Expense. Our statutory income tax rate is 35%. We recorded federal income tax provisions of $3.4 million and $4.2 million for the year-to-date ended September 30, 2015, and 2014 as a result of our consolidated pretax net income.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At September 30, 2015, retail certificates of deposit scheduled to mature in one year or less totaled $124.6 million. Management's policy is to maintain deposit rates at levels that are competitive with other local financial institutions, although recently we have been less aggressive in competing for certificates of deposit and public funds in order to reduce our cost of funds. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs. At September 30, 2015, the Bank maintained credit facilities with the FHLB totaling $328.6 million with an outstanding balance of $135.5 million. At September 30, 2015, we also had available a total of $35.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

During the third quarter of 2014, management began utilizing the national brokered deposit market to assist in our funds acquisition and interest rate risk management efforts by adding $66.1 million of brokered certificates of deposit as of September 30, 2015. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk associated with retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At September 30, 2015, brokered certificates of deposit had a weighted-average maturity of 4.9 years. These certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase. Please refer to Note 11, Subsequent Events, of this Form 10-Q for further details on our brokered certificates of deposit.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2015, the Company (on an unconsolidated basis) had liquid assets of $54.2 million.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2015 and December 31, 2014, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at September 30, 2015:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$21,295	$21,295	$—	$—	$—
Unused portion of lines of credit	8,253	1,749	2,234	3,615	655
Undisbursed portion of construction loans	38,611	15,447	23,164	—	—
Total commitments	$68,159	$38,491	$25,398	$3,615	$655

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

We have entered into a five year lease agreement for our new Mill Creek branch location, with three options to extend the term for an additional three years each. Our lease expense is $50,000 per year, beginning in September 2015. We have also entered into a five year lease agreement for our new Edmonds location with three options to extend the term for an additional five years each. The lease expense for the Edmonds location will be $70,000 per year with payments beginning in the first quarter of 2016.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At September 30, 2015, stockholders' equity totaled $175.0 million, or 17.80% of total assets. Our book value per share of common stock was $12.32 at September 30, 2015 compared to $11.96 at December 31, 2014. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of September 30, 2015, the Bank and consolidated Company exceeded all regulatory capital requirements and the Bank was considered "well capitalized" under regulatory capital guidelines of the FDIC. The following table provides our capital requirements and actual results.

	At September 30, 2015
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$112,254	11.74%	$38,234	4.00%	$47,792	5.00%
Consolidated	174,139	18.15	38,382	4.00	47,977	5.00
Common equity tier I (to risk-weighted assets)
Bank only	112,254	16.57	30,483	4.50	44,031	6.50
Consolidated	174,139	25.54	30,687	4.50	44,326	6.50
Tier I risk-based capital (to risk-weighted assets)
Bank only	112,254	16.57	40,644	6.00	54,192	8.00
Consolidated	174,139	25.54	40,916	6.00	54,555	8.00
Total risk-based capital (to risk-weighted assets)
Bank only	120,749	17.83	54,192	8.00	67,740	10.00
Consolidated	182,701	26.79	54,555	8.00	68,194	10.00

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. A portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 35.1% of our total loans were adjustable-rate loans at September 30, 2015. At that date, $144.5 million, or 56.7% of these loans were at their floor, with a weighted-average interest rate of 4.5%. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. However, when loans are at their floors, there is a risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Furthermore, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

The following table illustrates the change in our net interest income at September 30, 2015 that would occur in the event of an instantaneous change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at September 30, 2015
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$29,845	6.19%
+200	29,331	4.37
+100	28,752	2.31
Base	28,104	—
(100)	27,339	(2.72)

The following table illustrates the change in our net portfolio value (“NPV”) at September 30, 2015 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$170,770	$(28,201)	(14.17)%	18.30%	(2.82)%	$933,289
+200	180,031	(18,940)	(9.52)	18.83	(1.89)	955,967
+100	190,138	(8,833)	(4.44)	19.40	(0.88)	979,928
Base	198,971	—	—	19.86	—	1,001,763
(100)	198,811	(160)	(0.08)	19.55	(0.02)	1,016,866
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

At September 30, 2015, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. Interest rate risk continues to be one of our primary risks as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015 our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest's common stock repurchases during the third quarter of 2015, under the repurchase plan effective April 28, 2015 through October 28, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
July 1 - July 31, 2015	126,024	$12.46	126,024	994,619
August 1 - August 31, 2015	125,109	12.40	125,109	869,510
September 1 - September 30, 2015	151,524	12.28	151,524	717,986
	402,657	$12.37	402,657	717,986

On April 22, 2015, the Board of Directors authorized the repurchase of up to 1,492,400 shares of the Company's common stock, or 10% of the Company's outstanding shares. This plan expired on October 28, 2015, at which time 864,463 shares had been repurchased at an average price per share of $12.18. On October 28, 2015, the Board of Directors authorized the repurchase of up to 1,410,000 of the Company's outstanding shares. The plan covers the repurchase of shares between November 2, 2015 and April 27, 2016. The Company has repurchased 335,066 shares that will settle on or before November 6, 2015.

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
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated August 21, 2015.

(3)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 31, 2012.

(6)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.

(8)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 20, 2012.

(9)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated January 17, 2013.

(10)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated February 26, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: November 6, 2015	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 6, 2015	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.