Form 10-K
period 2015-12-31
First Financial Northwest, Inc.
filed 2016-03-10
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES          NO    X

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2015, was $159,608,202 (12,809,647 shares at $12.46 per share). For purposes of this calculation, common stock held only by executive officers, the employee stock ownership plan and directors of the Registrant is considered to be held by affiliates. As of March 9, 2016, the Registrant had outstanding 13,578,600 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders (Part III).

FIRST FINANCIAL NORTHWEST, INC.
2015 ANNUAL REPORT ON FORM 10-K

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
As used throughout this report, the terms "Company", “we”, “our”, or “us” refer to First Financial Northwest, Inc. and its consolidated subsidiaries, including First Financial Northwest Bank and First Financial Diversified Corporation.

Internet Website

The information contained on our website, www.ffnwb.com, is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, on our investor relations page. These reports are posted as soon as reasonably practicable after they are electronically filed with the SEC. All of our SEC filings are also available free of charge at the SEC’s website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.

PART I

Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest” or the "Company”), a Washington corporation, was formed on June 1, 2007, for the purpose of becoming the holding company for First Financial Northwest Bank ("the Bank”) in connection with the Bank's conversion from a mutual holding company structure to a stock holding company structure which was completed on October 9, 2007. At December 31, 2015, we had total assets of $979.9 million, net loans of $685.1 million, deposits of $675.4 million and stockholders’ equity of $170.7 million. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Financial Northwest Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Financial Northwest Bank.

First Savings Bank, organized in 1923 as a Washington state-chartered savings and loan association, converted to a federal mutual savings and loan association in 1935 and to a Washington state-chartered mutual savings bank in 1992. In 2002, First Savings Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank, and the wholly-owned subsidiary of First Financial of Renton, Inc. In connection with the 2002 conversion, First Savings Bank changed its name to First Savings Bank Northwest. Subsequently, in August 2015, the Bank changed its name to First Financial Northwest Bank to reflect the commercial banking services it provides beyond those typically provided by a traditional savings bank. In February 2016, the Bank officially changed its charter from a Washington chartered stock savings bank to a Washington chartered commercial bank.

First Financial Northwest became a bank holding company, after converting from a savings and loan holding company on March 31, 2015, and is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") through the Federal Reserve Bank of San Francisco ("FRB"). The change is consistent with First Financial Northwest Bank's shift in focus from a traditional savings and loan association towards a full service, commercial bank. Additionally, First Financial Northwest Bank is examined and regulated by the Washington State Department of Financial Institutions (“DFI”) and by the Federal Deposit Insurance Corporation (“FDIC”). First Financial Northwest Bank is required to maintain reserves at a level set by the Board of Governors of the Federal Reserve System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”). For additional information, see “How We are Regulated - Regulation and Supervision of First Financial Northwest Bank - Federal Home Loan Bank System."

In February 2016, First Financial Northwest Bank converted its charter from a community-based savings bank to a commercial bank as a way of better serving its customer needs. The Bank's largest concentration of customers is in King County, with additional concentrations in Pierce, Snohomish, and Kitsap counties, Washington. The Bank is headquartered in Renton, Washington where it has a full-service branch, and has a smaller branch focused on efficiency through the extensive use of the latest banking technology located in Mill Creek, Washington and a third similar branch is scheduled to open in Edmonds, Washington in the first quarter of 2016. A fourth office is scheduled to open in the third quarter of 2016 in a commercial development known as the "Landing", in Renton. First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business and consumer loans.

The principal executive office of First Financial Northwest Bank is located at 201 Wells Avenue South, Renton, Washington, 98057; our telephone number is (425) 255-4400.

Market Area

We consider our primary market area to be the Puget Sound Region that consists primarily of King and, to a lesser extent, Pierce, Snohomish and Kitsap counties. During 2015, the region experienced appreciation in residential market prices for the fourth consecutive year. In addition, foreclosure and short sale activity declined closer to the historic average level of area sales.

King County has the largest population of any county in the state of Washington and covers approximately 2,100 square miles. It has a population of approximately 2.1 million residents and a median household income of approximately $72,000, according to U.S. Census estimates. King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, PACCAR, Starbucks, Costco and Amazon. According to the Washington State Employment Security Department, the unemployment rate for King County was 4.5% at December 31, 2015, compared to 4.2% at December 31, 2014, and the national average of 5.0% at December 31, 2015. The median sales price of a residential home in King County was $432,000 during 2015, an 8.1% increase compared to 2014, according to the Northwest Multiple Listing Service ("MLS"). Residential sales volumes increased 10.8% in 2015 compared to 2014 and inventory levels as of December 31, 2015 were at 0.8 months according to the MLS.

Pierce County, covering approximately 1,800 square miles, has the second largest population of any county in the state of Washington. It has approximately 830,000 residents and a median household income of approximately $59,000, according to U.S. Census estimates. The Pierce County economy is diversified with the presence of military-related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace-related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 6.1% in December 2015, compared to 7.2% at year-end 2014. The median sales price of a residential home in Pierce County was $245,000 during 2015, an 8.6% increase compared to 2014, according to the MLS. Residential sales volumes increased by 16.7% in 2015 compared to 2014 and inventory levels as of December 31, 2015 were at 1.8 months according to the MLS.

Snohomish County has the third largest population of any county in the state of Washington and covers approximately 2,090 square miles. It has approximately 760,000 residents and a median household income of approximately $68,000, according to U.S. Census estimates. The economy of Snohomish County is diversified with the presence of military-related government employment (Naval Station Everett), aerospace-related employment (Boeing), and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County was 5.0% in December 2015 compared to 4.6% in December 2014. The median sales price of a residential home in Snohomish County was $335,000 during 2015, an 8.8% increase compared to 2014, according to the MLS. Residential sales volumes increased by 18.4% in 2015 compared to 2014 and inventory levels as of December 31, 2015 were at 1.1 months according to the MLS.

Kitsap County has the seventh largest population of any county in the state of Washington and covers approximately 570 square miles. It has approximately 250,000 residents and a median household income of approximately $62,000, according to U.S. Census estimates. The Kitsap County economy is diversified with the presence of military-related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail trade and education. According to the Washington State Employment Security Department, the unemployment rate for Kitsap County was 5.5% in December 2015 compared to 6.3% in December 2014. The median sales price of a residential home in Kitsap County was $258,500 during 2015, an 8.0% increase compared to 2014, according to the MLS. Residential sales volumes increased by 11.0% in 2015 compared to 2014 and inventory levels as of December 31, 2015 were at 1.8 months according to the MLS.
For a discussion regarding competition in our primary market area, see “- Competition” later in Item 1 of this report.

Lending Activities

General. We focus our lending activities primarily on loans secured by commercial real estate, construction/land development, first mortgages on one-to-four family residences, multifamily, and to lesser extent, business lending. We offer a limited variety of secured consumer loans as an accommodation to our customers, including savings account loans and home equity loans that include lines of credit and second mortgage term loans. As of December 31, 2015, our net loan portfolio totaled $685.1 million and represented 69.9% of our total assets.

Our current loan policy generally limits the maximum amount of loans we can make to one borrower to 15% of the Bank’s total risk-based capital, which was $18.2 million at December 31, 2015. Exceptions to this policy are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history. The regulatory limit of loans we can make to one borrower is 20% of total risk-based capital, or $24.2 million, at December 31, 2015.

During 2015, the concentration of loans to our five largest lending relationships increased. At December 31, 2015, loans to our five largest lending relationships totaled $76.1 million compared to $74.2 million at December 31, 2014, an increase of $1.9 million, or 2.6%. Although the total of these relationships increased during 2015, their percentage of total loans, net of loans in process ("LIP") decreased to 10.9% at December 31, 2015 from 11.0% at December 31, 2014 and the total number of loans comprising these relationships decreased to 70 from 97 during 2015. The following table details the types of loans to our five largest lending relationships at December 31, 2015.

Borrower (1)	Number of Loans	One-to-Four Family Residential (Rental Properties)	Multifamily	Commercial Real Estate (Rental Properties)	Construction/Land Development	Consumer	Aggregate Balance of Loans (2) (3)
	(Dollars in thousands)
Real estate investor	3	$—	$—	$18,327	$—	$—	$18,327
Real estate investor	5	478	—	15,202	—	198	15,878
Real estate investor	2	—	—	14,499	—	—	14,499
Real estate investor	3	—	2,035	11,878	—	—	13,913
Real estate builder	57	13,063	—	—	438	—	13,501
Total	70	$13,541	$2,035	$59,906	$438	$198	$76,118
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	Net of LIP.

(3)	None of these loans are considered impaired.

The composition of loans to our five largest borrowers has changed over the last year. As of December 31, 2015, total commercial real estate loans to this group of borrowers had increased $25.7 million while total one-to-four family rental properties and multifamily loans had decreased $7.3 million and $15.5 million, respectively. At December 31, 2015, all of the loans listed in the table above were in compliance with the original repayment terms of their respective loans.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential:
Permanent owner occupied	$147,229	19.6%	$161,013	22.9%	$158,797	23.0%	$167,019	24.8%	$187,997	26.0%
Permanent non-owner occupied	106,543	14.2	112,180	15.9	121,877	17.7	139,832	20.7	147,415	20.4
Construction owner occupied	—	—	—	—	—	—	177	0.1	—	—
Construction non-owner occupied	—	—	500	0.1	—	—	—	—	—	—
	253,772	33.8	273,693	38.9	280,674	40.7	307,028	45.6	335,412	46.4
Multifamily:
Permanent	122,747	16.3	116,014	16.5	106,152	15.4	105,936	15.7	110,148	15.2
Construction	21,115	2.8	4,450	0.6	12,360	1.8	5,585	0.8	3,526	0.5
	143,862	19.1	120,464	17.1	118,512	17.2	111,521	16.5	113,674	15.7
Commercial real estate:
Permanent	244,211	32.5	239,211	34.0	227,016	32.9	207,436	30.8	218,032	30.2
Construction	—	—	6,100	0.9	19,905	2.9	12,500	1.8	12,500	1.7
Land	8,290	1.1	2,956	0.4	1,831	0.3	1,942	0.3	1,811	0.2
	252,501	33.6	248,267	35.3	248,752	36.1	221,878	32.9	232,343	32.1
Construction/land development: (1)
One-to-four family residential	52,233	7.0	19,860	2.8	3,977	0.6	608	0.1	6,194	0.9
Multifamily	25,551	3.4	17,902	2.5	12,491	1.8	8,375	1.2	855	0.1
Commercial real estate	—	—	4,300	0.6	6,726	1.0	—	—	1,104	0.2
Land development	8,768	1.2	8,993	1.3	7,461	1.1	10,435	1.6	16,990	2.3
	86,552	11.6	51,055	7.2	30,655	4.5	19,418	2.9	25,143	3.5
Business	7,604	1.0	3,783	0.5	1,142	0.2	2,968	0.4	3,909	0.6
Consumer	6,979	0.9	7,130	1.0	9,201	1.3	11,110	1.7	12,499	1.7
Total loans	751,270	100.0%	704,392	100.0%	688,936	100.0%	673,923	100.0%	722,980	100.0%
Less:
Loans in process ("LIP")	53,854		27,359		10,209		8,856		1,372
Deferred loan fees, net	2,881		2,604		2,580		2,057		1,761
Allowance for loan and lease losses ("ALLL")	9,463		10,491		12,994		12,542		16,559
Loans receivable, net	$685,072		$663,938		$663,153		$650,468		$703,288

(footnote on the following page)

_____________
(1)    Excludes construction loans that will convert to permanent loans. The Company considers these loans to be “rollover loans” in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At December 31, 2015, the Company had $21.1 million, or 14.7%, of the multifamily loan portfolio in these “rollover loans”, with no commercial real estate or one-to-four family residential loans of this type. At December 31, 2014, the Company had $6.1 million, or 2.5% of our total commercial real estate portfolio, $4.5 million, or 3.7% of our total multifamily loan portfolio, and $500,000, or 0.2% of the total one-to-four family residential loan portfolio in these "rollover loans". At December 31, 2015 and 2014, $8.3 million and $3.0 million, respectively, of commercial real estate land loans were not included in the construction/land development category because the Company classifies raw land or buildable lots where it does not intend to finance the construction as commercial real estate land loans.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family residential	$172,951	23.0%	$189,899	27.0%	$224,820	32.6%	$263,503	39.1%	$297,769	41.2%
Multifamily	94,417	12.6	82,639	11.7	82,310	11.9	94,327	14.0	105,420	14.6
Commercial real estate	199,609	26.6	207,064	29.4	198,484	28.8	193,476	28.7	208,418	28.8
Construction/land development	—	—	4,300	0.6	—	—	3,962	0.6	—	—
Total real estate	466,977	62.2	483,902	68.7	505,614	73.3	555,268	82.4	611,607	84.6
Business	243	—	375	0.1	282	0.1	943	0.1	1,355	0.2
Consumer	558	0.1	689	0.1	855	0.1	1,084	0.2	1,171	0.1
Total fixed-rate loans	467,778	62.3	484,966	68.9	506,751	73.5	557,295	82.7	614,133	84.9

ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family residential	80,821	10.8	83,794	11.9	55,854	8.1	43,525	6.5	37,643	5.2
Multifamily	49,445	6.6	37,825	5.4	36,202	5.3	17,194	2.5	8,254	1.1
Commercial real estate	52,892	7.0	41,203	5.8	50,268	7.3	28,402	4.2	23,925	3.3
Construction/land development	86,552	11.5	46,755	6.6	30,655	4.5	15,456	2.3	25,143	3.5
Total real estate	269,710	35.9	209,577	29.7	172,979	25.2	104,577	15.5	94,965	13.1
Business	7,361	1.0	3,408	0.5	860	0.1	2,025	0.3	2,554	0.4
Consumer	6,421	0.8	6,441	0.9	8,346	1.2	10,026	1.5	11,328	1.6
Total adjustable-rate loans	283,492	37.7	219,426	31.1	182,185	26.5	116,628	17.3	108,847	15.1
Total loans	751,270	100.0%	704,392	100.0%	688,936	100.0%	673,923	100.0%	722,980	100.0%
Less:
LIP	53,854		27,359		10,209		8,856		1,372
Deferred loan fees, net	2,881		2,604		2,580		2,057		1,761
ALLL	9,463		10,491		12,994		12,542		16,559
Loans receivable, net	$685,072		$663,938		$663,153		$650,468		$703,288

One-to-Four Family Residential Lending. As of December 31, 2015, $253.8 million, or 33.8% of our total loan portfolio consisted of loans secured by one-to-four family residences.

First Financial Northwest Bank is a traditional portfolio lender when it comes to financing residential home loans. In 2015, we originated $37.8 million in one-to-four family residential loans. At December 31, 2015, $147.2 million, or 58.0% of our one-to-four family residential portfolio consisted of owner occupied loans with the remaining $106.5 million, or 42.0% consisting of non-owner occupied loans. In addition, at December 31, 2015, $173.0 million, or 68.2% of our one-to-four family residential loan portfolio consisted of fixed-rate loans. Substantially all of our one-to-four family residential loans require monthly principal and interest payments.

We also originate a limited number of jumbo loans that we retain in our portfolio. Mortgage loans secured by one-to-four family residential properties originated with balances greater than $517,000 in King, Pierce and Snohomish counties, $483,000 for San Juan County, and $417,000 for all other counties are considered jumbo loans. One-to-four family residential loans classified as jumbo loans totaled $68.3 million and consisted of 79 loans at December 31, 2015. As of December 31, 2015, all of our jumbo loans were performing in accordance with their repayment terms. There were no jumbo loans charged off in 2015.

Our fixed-rate, one-to-four family residential loans are generally originated with 15 to 30 year terms, although such loans typically remain outstanding for substantially shorter periods, particularly in the current low interest rate environment. We also originate hybrid loans with initial fixed terms of five or seven years, that convert to loans whose interest rate adjusts annually thereafter. In addition, substantially all of our one-to-four family residential loans contain due-on-sale clauses that allow us to declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, we enforce these due-on-sale clauses to the extent permitted by law and as a standard course of business. The average period of time a loan is outstanding is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

Our lending policy generally limits the maximum loan-to-value ratio on mortgage loans secured by one-to-four family residential properties to 85% of the lesser of the appraised value or the purchase price. Properties securing our one-to-four family residential loans are appraised by independent appraisers approved by us. We require the borrowers to obtain title insurance and if necessary, flood insurance. We generally do not require earthquake insurance because of competitive market factors.

Our residential construction loans to individuals to build their personal or non-owner occupied residences typically are structured to be converted to fixed-rate permanent loans at the end of the construction phase with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post construction value of the project by an independent appraiser. During the construction phase, which typically lasts 12 to 18 months, an approved inspector or designated Bank employee makes periodic inspections of the construction site to certify construction has reached the stated percentage of completion. Typically, disbursements are made in monthly draws and interest-only payments are required. These loans are converted to fixed-rate permanent loans at the end of the construction phase. At December 31, 2014, there was one non-owner occupied construction loan of $500,000 that converted to a permanent non-owner occupied one-to-four family loan during 2015. No new construction loans were added to our one-to-four residential loan portfolio during 2015.

Loans secured by rental properties represent a unique credit risk to us and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants' continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We request that borrowers and loan guarantors, if any, provide annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple rental property loans with us, the loans are typically not cross-collateralized. At December 31, 2015, $996,000 of our one-to-four family residential loans were in nonaccrual status, all of which are owner occupied properties.

Multifamily and Commercial Real Estate Lending. As of December 31, 2015, $143.9 million, or 19.1% of our total loan portfolio was secured by multifamily and $252.5 million, or 33.6% of our loan portfolio was secured by commercial real estate properties. Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings and warehouses. Commercial real estate and multifamily loans are subject to similar underwriting standards and processes. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

Typically, multifamily and commercial real estate loans have higher balances, are more complex to evaluate and monitor, and involve a greater degree of risk than one-to-four-family residential loans. In an attempt to compensate for and mitigate this risk, these loans are generally priced at higher interest rates than one-to-four family residential loans and generally have a maximum loan-to-value ratio of 80% of the lesser of the appraised value or purchase price. We generally require loan guarantees by any parties with a property ownership interest of 20% or more. If the borrower is a corporation or partnership, we generally require personal guarantees from the principals based upon a review of their personal financial statements and individual credit reports.

The average loan size in our multifamily and commercial real estate loan portfolios was $872,000 and $1.5 million, respectively, as of December 31, 2015. At this date, $16.1 million, or 11.2%, of our multifamily loans and $47.1 million, or 18.6%, of our commercial real estate loans were from outside of our primary market area. We currently target individual multifamily and commercial real estate loans between $1.0 million and $5.0 million. New loan originations exceeding this limit must receive prior approval from the Bank's Board of Directors. The largest multifamily loan as of December 31, 2015 was a 161-unit apartment complex with a net outstanding principal balance of $7.9 million located in Franklin County, Washington. As of December 31, 2015, the largest commercial real estate loan had a net outstanding balance of $12.7 million and was secured by a self-storage facility located in King County, Washington. Both of these loans were performing according to their respective loan repayment terms as of December 31, 2015.

We also make construction loans for commercial development projects. The projects include multifamily, retail, office/warehouse and office buildings. These loans typically have an interest-only payment phase during construction and generally convert to permanent financing when construction is complete. Disbursement of funds is at our sole discretion and is based on the progress of construction. Generally, the maximum loan-to-value ratio applicable to these loans is 90% of the actual cost of construction or 80% of the prospective value at completion. At December 31, 2015, $21.1 million, or 14.7% of our multifamily loans and none of our commercial real estate loan portfolio consisted of these "rollover" construction loans.

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

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loan foreclosures because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred in our one-to-four family residential or consumer loan portfolios. At December 31, 2015, there were no multifamily or commercial real estate loans past due 90 days or more or in nonaccrual status. There were no commercial real estate loans charged-off during the year ended December 31, 2015, as compared to charge-offs of $311,000 and $98,000 for the years ended December 31, 2014 and 2013, respectively. Multifamily loan charge-offs totaled $281,000 in 2015, compared to no charge-offs in 2014 and $346,000 of charge offs during the year ended December 31, 2013.

Construction/Land Development Loans. We originate construction/land development loans primarily to residential builders for the construction of single-family residences, condominiums, townhouses, and residential developments located in our market area. Our land development loans are generally made to builders intending to develop lots. Construction/land development loans to builders generally require the borrower to have an existing relationship with us and a proven record of successful projects. At December 31, 2015, our total construction/land development loans were $86.6 million, or 11.6% of our total loan portfolio. The $35.5 million or 69.5% increase in construction/land development loans over the past year reflects our strategic decision to continue our focus on increasing construction loan origination activity in 2015 as real estate values and general economic conditions in our market areas continued to improve. Current plans include continuing efforts to increase our balances of construction loans in 2016, while remaining within our guideline that total acquisition, development, and construction loans not exceed 100% of risk-based capital, or $121.2 million. At December 31, 2015, our one-to-four family speculative residential construction loans were $52.2 million, an increase of $32.4 million or 163% during 2015 and our multifamily speculative real estate construction loans were $25.6 million at December 31, 2015 as compared to $17.9 million at December 31, 2014. There were no construction/

land development loans classified as nonaccrual at either December 31, 2015 or 2014. There were no construction/land development loan charge- offs during the year ended December 31, 2015, as compared to $223,000 and $582,000 for the years ended December 31, 2014, and 2013, respectively.

Following is the composition of our total construction/land development loan portfolio at the dates indicated. All of the loans represented were performing:

	December 31,
	2015	2014
	(In thousands)
Construction speculative loans:
One-to-four family residential	$52,233	$19,860
Multifamily	25,551	17,902
Commercial real estate	—	4,300
Land development	8,768	8,993
Total construction/land development loans (1)	$86,552	$51,055
_____________
(1) LIP for construction/land development loans at December 31, 2015, and 2014, was $43.4 million and $26.7 million, respectively.

The following table includes construction/land development loans by county, net of LIP, at December 31, 2015:

County	Loan Balance	Percent of Construction/Land Development Loan Balance
	(Dollars in thousands)
King	$38,856	90.0%
Whatcom	2,928	6.8
All other	1,388	3.2
Total	$43,172	100.0%

Loans to finance the construction of single-family homes and subdivisions and land development loans are generally offered to builders in our primary market areas. Many of these loans are termed "speculative" because the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. The buyer may be identified either during or after the construction period, with the risk that the builder may have to fund the debt service on the speculative loan along with real estate taxes and other carrying costs for the project for a significant period of time after completion of the project until a buyer is identified. The maximum loan-to-value ratio applicable to these loans is generally 100% of the actual cost of construction, provided that the loan-to-completed value does not exceed 80%, with approval required from the Chief Credit Officer ("CCO") for loan-to-value ratios over 80%. In addition, a minimum of 20% verified equity is generally also required. Verified equity refers to cash equity invested in the project. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate title insurance and other appropriate insurance coverage, and, if applicable, appropriate environmental data report(s) that the land is free of hazardous or toxic waste. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and typically do not exceed one year, land development loans generally are for 12 to 18 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly. At December 31, 2015, the LIP balance on construction/land development loans was $43.4 million, including $41.5 million set aside for interest reserves. When these loans exhaust their original reserves set up at origination, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate, based on the updated analysis. Construction loan proceeds are disbursed periodically as construction progresses and as inspections by our approved inspectors warrant. Total outstanding net loan amounts for land development loans at December 31, 2015 ranged from $115,000 to $2.9 million with an average individual total loan balance net of LIP of $1.4 million. At December 31, 2015, our three largest construction/land development loans had outstanding principal balances, net of LIP, of $5.6 million, $3.1 million, and $2.9 million, of which none are impaired.

Our construction/land development loans are based upon estimates of costs in relation to values associated with the completed project. Construction/land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project.

Business Lending. Business loans totaled $7.6 million, or 1.0% of the loan portfolio at December 31, 2015. Business loans are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate. The interest rates for the adjustable-rate loans are indexed to the prime rate published in The Wall Street Journal plus a margin. Our business lending policy includes credit file documentation and requires analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our business loans. The largest business loan had an outstanding balance of $7.2 million at December 31, 2015 and was performing according to its repayment terms. At December 31, 2015, we did not have any business loans delinquent in excess of 90 days or in nonaccrual status.

Repayments of business loans are often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our business loans are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing business loans may depreciate over time, may be difficult to appraise, or may fluctuate in value based on the success of the business.

Consumer Lending. We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans and savings account loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than one-to-four family residential loans. Consumer loans are offered with both fixed and adjustable interest rates and with varying terms. At December 31, 2015, consumer loans were $7.0 million, or 0.9% of the total loan portfolio.

At December 31, 2015, the largest component of the consumer loan portfolio consisted of home equity loans, primarily home equity lines of credit that totaled $5.1 million, or 73% of the total consumer loan portfolio. The home equity lines of credit include $3.4 million of equity lines of credit in first lien position and $1.8 million of second liens on residential properties. At December 31, 2015, unfunded commitments on our home equity lines of credit totaled $12.5 million. Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses. At origination, the loan-to-value ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan. Home equity loans are originated on a fixed-rate or adjustable-rate basis. The interest rate for the adjustable-rate second lien loans is indexed to the prime rate published in The Wall Street Journal and may include a margin. Home equity loans generally have a ten year term with a balloon payment due at maturity.

Consumer loans entail greater risk than one-to-four family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property that we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts when interest rates reset higher. If current economic conditions deteriorate for our borrowers and their home prices continue to fall, we may also experience higher credit losses from this loan portfolio. Since our home equity loans primarily consist of second lien loans, it is unlikely that we will be successful in recovering our entire loan principal outstanding in the event of a default. At December 31, 2015, consumer loans totaling $97,000 were delinquent in excess of 60 days and $89,000 of these loans were in nonaccrual status. Consumer loan charge-offs totaled $54,000 during the year ended December 31, 2015 compared with charge-offs of $30,000 and $101,000 during the years ended December 31, 2014 and 2013.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2015 regarding the amount of loans repricing or maturing in our portfolio based on their contractual terms to maturity, but does not include prepayments. Loan balances are not net of LIP, deferred loan fees and costs, or the ALLL.

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years Through Ten Years	Beyond Ten Years	Total
	(In thousands)
Real Estate:
One-to-four family residential	$17,230	$29,006	$58,786	$36,125	$112,625	$253,772
Multifamily	6,475	53,554	42,691	35,116	6,026	143,862
Commercial	16,335	53,161	80,342	69,305	33,358	252,501
Construction/land development	86,552	—	—	—	—	86,552
Total real estate	126,592	135,721	181,819	140,546	152,009	736,687
Business	7,361	—	243	—	—	7,604
Consumer	6,515	387	—	41	36	6,979
Total	$140,468	$136,108	$182,062	$140,587	$152,045	$751,270

The following table sets forth the amount of all loans due after December 31, 2016, with fixed or adjustable interest rates. Loan balances are not net of LIP, deferred loan fees and costs, or the ALLL.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real Estate:
One-to-four family residential	$162,461	$74,081	$236,542
Multifamily	94,002	43,385	137,387
Commercial	193,132	43,034	236,166
Total real estate	449,595	160,500	610,095
Business	243	—	243
Consumer	464	—	464
Total	$450,302	$160,500	$610,802

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

We use a multi-level approval matrix which establishes lending targets and tolerance levels depending on the loan type being approved. The matrix also sets minimum credit standards for each of the loan types as well as approval limits.

Lending Authority. The Directors’ Loan Committee consists of at least three members of the Board of Directors. The Directors’ Loan Committee has the authority to approve:

•	Aggregate borrower relationship in excess of $15.0 million, up to 15% of total risk-based capital; and

•	Each loan request in excess of the loan approval authorities assigned to the Chief Lending Officer ("CLO"), Senior Credit Approval Officer ("SCAO"), and CCO.

Officer Lending Authority. Individual signing authority has been delegated to three lending or executive officers. Our CLO has authority from the Board of Directors to approve loan requests for both individual loans and aggregate relationships up to and including $1.0 million. Our SCAO has authority from the Board of Directors to approve loans and aggregate relationships up to and including $2.5 million. The Board of Directors has given our CCO authority to approve individual loans up to and including $5.0 million and aggregate relationships up to and including $15.0 million.

Loan Originations, Servicing, Purchases, Sales and Repayments. For the years ended December 31, 2015 and 2014, our total loan originations were $229.8 million and $154.5 million, respectively.

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

The following table shows total loans originated, purchased, repaid and other changes during the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Loan Originations:
Real estate:
One-to-four family residential	$37,808	$35,834	$50,884
Multifamily	44,579	25,417	24,521
Commercial	64,046	39,864	61,288
Construction/land development	68,637	47,157	15,400
Total real estate	215,070	148,272	152,093
Business	11,050	3,556	1,053
Consumer	3,660	2,669	3,866
Total loans originated	229,780	154,497	157,012
Loans purchased	1,563	12,981	2,241
Loans sold	—	—	(3,524)
Principal repayments	(183,962)	(149,557)	(132,635)
Charge-offs	(362)	(642)	(1,596)
Loans transferred to other real estate owned ("OREO")	(141)	(1,823)	(6,485)
Change in other items, net	(25,744)	(14,671)	(2,328)
Net increase in loans	$21,134	$785	$12,685

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate-related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees charged to the borrower on one-to-four family residential loans and multifamily and commercial real estate loans can range from 0% to 2%. United States generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale. We had $2.9 million and $2.6 million of net deferred loan fees at December 31, 2015, and 2014, respectively.

One-to-four family residential and consumer loans are generally originated without a prepayment penalty. The majority of our multifamily and commercial real estate loans, however, have prepayment penalties associated with the loans. Most of the multifamily and commercial real estate loan originations with interest rates fixed for the first five years will adjust thereafter and have a prepayment penalty of 2 - 3% of the principal balance in year one, with decreasing penalties in subsequent years. Longer initial fixed rate terms generally have correspondingly longer prepayment penalty periods.

Asset Quality

As of December 31, 2015, we had $1.3 million of loans past due 30 days or more. These loans represented 0.2% of total loans, net of LIP, and consisted of nine one-to-four family residential loans (all owner-occupied) and three consumer loans. We generally assess late fees or penalty charges on delinquent loans of up to 5.0% of the monthly payment. The borrower is given up to a 15 day grace period from the due date to make the loan payment.

We handle collection procedures internally or with the assistance of outside legal counsel. Late charges are incurred when the loan exceeds 10 to 15 days past due depending upon the loan product. When a delinquent loan is identified, corrective action takes place immediately. The first course of action is to determine the cause of the delinquency and seek cooperation from the borrower in resolving the issue. Additional corrective action, if required, will vary depending on the borrower, the collateral, if any, and whether the loan requires specific handling procedures as required by the Washington State Deed of Trust Act.
If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to foreclose on the collateral securing the loan according to the terms of the security instrument and applicable law. The following table shows our delinquent loans by the type of loan, net of LIP, and the number of days delinquent at December 31, 2015:

	Loans Delinquent						Total
	30-59 Days		60-89 Days		90 Days and Greater		Delinquent Loans
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Real estate:
One-to-four family residential:
Owner occupied	5	$678	4	$483	—	$—	9	$1,161
Total real estate	5	678	4	483	—	—	9	1,161
Consumer	—	—	2	78	1	19	3	97
Total	5	$678	6	$561	1	$19	12	$1,258

Nonperforming Assets. The following table sets forth information with respect to our nonperforming assets and troubled debt restructured loans ("TDRs") for the periods indicated. All loan balances and ratios are calculated using loan balances that are net of LIP.

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$996	$830	$2,297	$6,248	$9,808
Multifamily	—	—	233	4,711	949
Commercial	—	434	1,198	6,274	3,736
Construction/land development	—	—	223	4,767	9,199
Consumer	89	75	44	759	—
Total loans accounted for on a nonaccrual basis	1,085	1,339	3,995	22,759	23,692

Total nonperforming loans	1,085	1,339	3,995	22,759	23,692
OREO	3,663	9,283	11,465	17,347	26,044
Total nonperforming assets	$4,748	$10,622	$15,460	$40,106	$49,736

TDRs:
Nonaccrual (1)	$131	$—	$968	$4,528	$5,079
Performing	42,128	54,241	60,170	65,848	66,225
Total TDRs	$42,259	$54,241	$61,138	$70,376	$71,304
Nonperforming loans as a percent of total loans, net of LIP	0.16%	0.20%	0.59%	3.42%	3.28%
Nonperforming loans as a percent of total assets	0.11	0.14	0.43	2.41	2.24
Nonperforming assets as a percent of total assets	0.48	1.13	1.68	4.25	4.69
Total loans, net of LIP	$697,416	$677,033	$678,727	$665,067	$721,608
Foregone interest on nonaccrual loans	103	126	650	1,399	2,178
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

Our three largest nonperforming loans at December 31, 2015 were as follows:

•
A one-to-four family residential loan with an outstanding balance of $336,000 secured by an owner-occupied single family residence in Snohomish County. The purpose of this loan was to refinance an existing lien with improved terms.

•
A one-to-four family residential loan with an outstanding balance of $170,000 secured by an owner-occupied single family residence in King County. The purpose of this loan was to refinance an existing lien with improved terms.

•
A one-to-four family residential loan with an outstanding balance of $166,000 secured by an owner-occupied single family residence in King County. The purpose of the construction-permanent loan was a new primary residence.

We have reduced our nonperforming loans at December 31, 2015, by $254,000, or 19.0% as compared to December 31, 2014. This reduction was accomplished by transferring one nonperforming loan to OREO, accepting short sales, and charging off uncollectible portions of loans. Because of our structure, we believe we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly compared to larger institutions where decisions could take six to twelve months. This distinction has worked to our benefit in reducing our nonperforming loans and disposing of OREO.

The following tables summarize our total nonperforming loans, net of LIP and OREO, at December 31, 2015, by county and by type of loan or property:

	County				Total Nonperforming Loans	Number of Loans	Percent of Total Nonperforming Loans
	King	Pierce	Kitsap	All Other
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$490	$17	$—	$489	$996	7	91.8%
Consumer	89	—	—	—	89	3	8.2
Total nonperforming loans	$579	$17	$—	$489	$1,085	10	100.0%

	County				Total OREO	Number of Properties	Percent of Total OREO
	King	Pierce	Kitsap	All Other
	(Dollars in thousands)
OREO:
Commercial real estate (1)	—	2,048	755	687	3,490	6	95.3
Construction/land development	—	173	—	—	173	1	4.7
Total OREO	$—	$2,221	$755	$687	$3,663	7	100.0%

Total nonperforming assets	$579	$2,238	$755	$1,176	$4,748
_______
(1) Of the six properties classified as commercial real estate, three are office/retail buildings and three are undeveloped lots.

Construction/land development, commercial real estate, and multifamily loans have larger individual loan amounts that have a greater single impact on asset quality in the event of delinquency or default. We continue to monitor our loan portfolio and believe additions to nonperforming loans, charge-offs, provisions for loan losses, and/or OREO are possible in the future, particularly if the housing market and other economic conditions do not continue to improve.

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When the property is acquired, it is recorded at the lower of its cost or the fair market value of the property, less selling costs. We had $3.7 million and $9.3 million of OREO at December 31, 2015 and 2014, respectively. At December 31, 2015, OREO consisted of $3.5 million in commercial real estate properties and $173,000 in construction/land development properties. Our special assets department's primary focus is the prompt and effective management of our troubled, nonperforming assets, and expediting their disposition to minimize any potential losses. During 2015, we foreclosed or accepted deeds-in-lieu of foreclosure on one property totaling $141,000 as compared to six properties totaling $1.8 million during 2014.

We anticipate continued foreclosure, deed-in-lieu of foreclosure, and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

Troubled Debt Restructured Loans. We account for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. These loans are all considered to be impaired loans. At December 31, 2015, we had $42.3 million in TDRs as compared to $54.2 million at December 31, 2014.

Prior to 2012, we utilized a strategy for a limited number of our lending relationships of establishing an “A” and “B” note structure. We created an “A” note representing a reduced principal balance expected to be fully collected and at a debt service level and loan-to-value ratio acceptable to us. The “A” note was classified as a performing TDR as long as the borrower continued to perform in accordance with the note terms. The “B” note represented the amount of the principal reduction portion of the original note and was immediately charged-off. The “B” note is held by the Bank and when the “A” note is paid off, the Bank may proceed with collection efforts on the “B” note. At December 31, 2015, 99.7% of our TDRs were classified as performing compared to 100.0% at December 31, 2014. Of the $42.1 million of performing TDRs at December 31, 2015, $20.4 million were related to an “A” note as a result of an “A” and “B” note workout strategy.

The largest TDR relationship at December 31, 2015 totaled $11.6 million and was comprised of $10.9 million in one-to-four family residential loans secured by rental properties and a $769,000 owner occupied commercial property, all located in King County. At December 31, 2015, there was no LIP in connection with our TDRs. For additional information regarding our TDRs, see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

The following table summarizes our total TDRs:

	December 31,
	2015	2014
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$131	$—
Total nonperforming TDRs	131	—
Performing TDRs:
One-to-four family residential	35,099	42,908
Multifamily	1,594	2,172
Commercial real estate	5,392	9,118
Consumer	43	43
Total performing TDRs	42,128	54,241
Total TDRs	$42,259	$54,241

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge-off those assets in the period in which they are deemed uncollectible. Our determinations as to the classification of our assets and the amount of our valuation allowances are subject to review by the FDIC and the DFI that can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention. At December 31, 2015, special mention loans totaled $7.8 million.

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. The decrease in our classified loans during the year ended December 31, 2015 was a result of loan charge-offs, loans transferred to OREO, and short sales, as well as our efforts to work with our borrowers to bring their loans current when possible or restructure the loan when appropriate. During 2015, we continued our aggressive approach to reduce nonperforming assets and improve asset quality.

Classified loans, net of LIP, consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2015	2014
	(In thousands)
One-to-four family residential	$2,693	$6,314
Multifamily	—	1,964
Commercial real estate	496	1,598
Consumer	89	297
Total classified loans	$3,278	$10,173

With the exception of these classified loans, of which $1.1 million were accounted for as nonaccrual loans at December 31, 2015, management is not aware of any loans as of December 31, 2015, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan categories.

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

Quarterly, our Board of Directors' Internal Asset Review Committee reviews and recommends approval of the allowance for loan losses and any provision or recapture of provision for loan losses, and the full Board of Directors approves the provision or recapture after considering the Committee's recommendation. The allowance is increased by the provision for loan losses which is charged against current period earnings. If the analysis of our loan portfolio indicates the risk of loss is less than the balance of the ALLL, a recapture of provision of loan loss is added to current period earnings.

As a result of payoffs of larger loans and improvement in credit quality of our loan portfolio, we recorded a $2.2 million recapture of provision from our ALLL for the year ended December 31, 2015, as compared to recaptures of $2.1 million and $100,000 for the years ended December 31, 2014 and 2013, respectively. The improvement in the quality of loans was reflected in reductions in the levels of nonperforming loans, classified assets, and charge-offs, as well as our efforts working with our borrowers when possible to bring their loan payments current. When this option was not feasible, we promptly initiated foreclosure or deed-in-lieu of foreclosure proceedings. We also utilized short sales as an option to liquidate properties prior to foreclosure. The continued focus that we placed on reducing our nonperforming loans during 2015 resulted in a reduction of $254,000 in nonperforming loans. The ALLL was $9.5 million, or 1.4% of total loans net of LIP at December 31, 2015 as compared to $10.5 million, or 1.6% at December 31, 2014. The level of the ALLL is based on estimates and the ultimate losses may vary from the estimates. Management reviews the adequacy of the ALLL on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls, and the borrower's and guarantor's, if any, financial strength. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed. Loans are evaluated for impairment on a loan-by-loan basis. As of December 31, 2015 and 2014, impaired loans were $43.3 million and $55.7 million, respectively. At December 31, 2015, there was no LIP in connection with our impaired loans.

The following table summarizes the distribution of the ALLL by loan category, at the dates indicated.

	December 31,
	2015			2014			2013			2012			2011
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four family
residential	$253,772	$3,028	33.8%	$273,693	$3,694	38.9%	$280,674	$5,141	40.7%	$307,028	$5,562	45.6%	$335,412	$5,756	46.4%
Multifamily	143,862	1,298	19.1	120,464	1,646	17.1	118,512	1,377	17.2	111,521	1,139	16.5	113,674	950	15.7
Commercial real estate	252,501	3,542	33.6	248,267	4,597	35.3	248,752	5,881	36.1	221,878	5,207	32.9	232,343	6,846	32.1
Construction/land development	86,552	941	11.6	51,055	355	7.2	30,655	399	4.5	19,418	437	2.9	25,143	2,503	3.5
Total real estate	736,687	8,809	98.1	693,479	10,292	98.5	678,593	12,798	98.5	659,845	12,345	97.9	706,572	16,055	97.7
Business	7,604	229	1.0	3,783	47	0.5	1,142	14	0.2	2,968	30	0.4	3,909	154	0.6
Consumer	6,979	425	0.9	7,130	152	1.0	9,201	182	1.3	11,110	167	1.7	12,499	350	1.7
Total	$751,270	$9,463	100.0%	$704,392	$10,491	100.0%	$688,936	$12,994	100.0%	$673,923	$12,542	100.0%	$722,980	$16,559	100.0%

We believe that the ALLL as of December 31, 2015 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ALLL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ALLL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ALLL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our ALLL at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
ALLL at beginning of period	$10,491	$12,994	$12,542	$16,559	$22,534
(Recapture of provision) provision for loan losses	(2,200)	(2,100)	(100)	3,050	4,700
Charge-offs:
One-to-four family residential	(27)	(78)	(456)	(2,229)	(2,330)
Multifamily	(281)	—	(346)	(153)	(125)
Commercial real estate	—	(311)	(98)	(6,088)	(4,249)
Construction/land development	—	(223)	(582)	(630)	(4,058)
Business	—	—	(13)	—	—
Consumer	(54)	(30)	(101)	(491)	(263)
Total charge-offs	(362)	(642)	(1,596)	(9,591)	(11,025)
Total recoveries	1,534	239	2,148	2,524	350
Net recoveries (charge-offs)	1,172	(403)	552	(7,067)	(10,675)
ALLL at end of period	$9,463	$10,491	$12,994	$12,542	$16,559

ALLL as a percent of total loans, net of LIP	1.36%	1.55%	1.91%	1.89%	2.29%
Net recoveries (charge-offs) to average loans receivable, net of LIP	0.18	(0.06)	0.08	(1.07)	(1.39)
ALLL as a percent of nonperforming loans, net of LIP	872.17%	783.50%	325.26%	55.11%	69.89%

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

The Investment, Asset/Liability Committee ("ALCO"), consisting of the Chief Executive Officer, Chief Financial Officer, and Controller of First Financial Northwest Bank, other members of management and the Board of Directors, has the authority and responsibility to administer our investment policy, monitor portfolio strategies, and recommend appropriate changes to policy and strategies to the Board of Directors. On a monthly basis, management reports to the Board a summary of investment holdings with respective market values and all purchases and sales of investment securities. The Chief Financial Officer has the primary responsibility for the management of the investment portfolio and considers various factors when making decisions, including the marketability, maturity, liquidity, and tax consequences of proposed investments. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

At December 31, 2015, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds, U.S. government agency obligations, and corporate bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, net deposit flows, and other activities. At December 31, 2015, we did not hold securities of any single issuer (other than government-sponsored entities) that exceeded 10% of our shareholders' equity.

Mortgage-Backed Securities. The mortgage-backed securities in our portfolio were comprised of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities. These issuers guarantee the timely payment of principal and interest in the event of default. The mortgage-backed securities had a weighted-average yield of 2.09% at December 31, 2015.

U.S. Government Agency Obligations. The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac, and FHLB agency securities. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2015, the portfolio of government agency securities had a weighted-average yield of 1.54%.

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
Corporate Bonds. The corporate bond portfolio was primarily comprised of variable rate securities issued by various financial institutions. At December 31, 2015, the corporate bond portfolio had a weighted-average yield of 2.53%.
Municipal Bonds. The municipal bond portfolio at December 31, 2015 was comprised of both taxable and tax-exempt municipal bonds. The weighted-average yield on the municipal bond portfolio was 2.90% at December 31, 2015.
Federal Home Loan Bank Stock. As a member of the FHLB Des Moines, we are required to own capital stock. The required amount of capital stock is based on a percentage of our previous year-end assets and our outstanding FHLB advances. The redemption of any excess stock we hold is at the discretion of the FHLB Des Moines. The carrying value of the stock totaled $6.1 million at December 31, 2015. During the years ended December 31, 2015 and 2014, we received FHLB cash dividends of $69,000 and $7,000, respectively. During 2015, FHLB stock was repurchased from us as a result of the merger of FHLB Seattle and FHLB Des Moines and also as a result of our payoff of an FHLB advance. During 2015 and 2014, 6,074 shares and 2,729 shares, respectively of FHLB stock were repurchased from us by the FHLB Des Moines at par value.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Fannie Mae	$50,288	$50,321	$40,083	$40,916	$46,234	$46,232
Freddie Mac	26,011	26,137	21,442	21,946	25,707	25,856
Ginnie Mae	13,802	13,732	26,049	26,013	34,403	33,873
Tax-exempt municipal bonds	11,231	11,507	—	—	1,401	1,202
Taxable municipal bonds	556	557	642	644	642	648
U.S. government agencies	13,541	13,542	16,863	16,816	23,222	22,704
Corporate bonds	14,010	13,769	14,061	14,039	14,079	13,849
Total available-for-sale	$129,439	$129,565	$119,140	$120,374	$145,688	$144,364

At December 31, 2015, 2014, and 2013 there were no investments held to maturity.

During the year ended December 31, 2015, gross proceeds from the call and sale of investments was $27.3 million, with net realized gains of $92,000.

Management reviews investment securities on an ongoing basis for the presence of other than temporary impairment ("OTTI") or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate, depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss). There were no losses related to OTTI at December 31, 2015 and 2014. For additional information regarding our investments, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8.

The table below sets forth information regarding the carrying value and weighted-average yield by contractual maturity of our investment portfolio at December 31, 2015. Mortgage-backed securities have no stated maturity date and are included in the totals column only.

	December 31, 2015
	Within One Year		After One Year Through Five Years		After Five Through Ten Years		Thereafter		Totals
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$90,190	2.09%
Municipal bonds	—	—	426	6.03	2,218	2.12	9,420	2.93	12,064	2.90
U.S. Government agencies	—	—	4,374	1.32	6,632	1.56	2,536	1.92	13,542	1.54
Corporate bonds	—	—	5,002	1.40	7,372	2.99	1,395	4.00	13,769	2.53
Total available-for-sale	$—	—	$9,802	1.57%	$16,222	2.30%	$13,351	2.88%	$129,565	2.15%

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

Deposits. We offer a competitive range of deposit products within our market area, including noninterest bearing accounts, NOW accounts, money market deposit accounts, statement savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, current maturity structures, deposit mix, our customer preferences, and the profitability of acquiring customer deposits compared to alternative funding sources. As part of our strategy to shift our deposit mix to lower cost funds, we continued to better align our pricing with competitors in our local market to meet our goals. To supplement local deposits, funds are also generated through national brokered certificates of deposit. Brokered certificates of deposit were added in 2014 as a source of funds for the $70.0 million dividend paid from the Bank to the Holding Company and as part of our asset/liability objectives. At December 31, 2015, $66.2 million, or 9.8% of total deposits were brokered certificates of deposit, with remaining maturities ranging from 2.5 to five years. These funds cannot be withdrawn early except in the case of the death or adjudication of incompetence of the depositor. However, the Bank has a quarterly call option six months after issuance that allows the Bank to close the certificate of deposit and return the deposit to the customer if the Bank determines it is in its best interest to do so. The longer term nature of these brokered deposits, along with the enhanced features of these deposits as compared to retail certificates of deposit, assists us in our interest rate risk management efforts.

The following table sets forth our total deposit activity for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Total deposits, beginning balance	$614,127	$612,065	$665,797
Increase (decrease) in retail deposits	49,558	(52,367)	(53,732)
Increase (decrease) in brokered funds	11,722	54,429	—
Net increase (decrease) in deposits	61,280	2,062	(53,732)
Total deposits, ending balance	$675,407	$614,127	$612,065

At December 31, 2015, deposits totaled $675.4 million. We had $225.4 million of jumbo (greater than $100,000) certificates of deposit, which were 33.4% of total deposits at December 31, 2015. At that date, included in the jumbo certificates of deposit, were public funds totaling $16.0 million, or 2.4% of total deposits. Under Washington State law, in order to participate in the public funds program, we are required to pledge 100% of the public deposits held in the form of eligible securities.

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2015.

Weighted-Average Interest Rate	Term	Category	Amount	Percentage of Total Deposits
(Dollars in thousands)
—%	N/A	Noninterest bearing demand deposits	$29,392	4.4%
0.10	N/A	NOW	16,261	2.4
0.17	N/A	Statement savings	28,327	4.2
0.38	N/A	Money market (1)	211,436	31.3

		Certificates of deposit, retail
0.10	Three months or less		903	0.1
0.24	Over three through six months		2,106	0.3
0.39	Over six through twelve months		27,499	4.1
1.16	Over twelve months		293,332	43.4
1.09		Total certificates of deposit, retail	323,840	47.9

1.62	Over twelve months	Certificates of deposit, brokered	$66,151	9.8

		Total deposits	$675,407	100.0%
_______________
(1) Money market funds include $62.8 million of developer construction accounts that are part of the EB-5 Immigrant Investor Program with $59.0 million expected to be withdrawn during 2016. See Item 1A. For more information see “If limitations arise in our ability to utilize the national brokered deposit market or to replace short-term deposits, our ability to replace maturing deposits on acceptable terms could be adversely impacted” and "Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions" in Item 1.A. Risk Factors contained in this report.

Certificates of Deposit. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2015.

	Within One Year	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.00%	$113,517	$29,695	$10,799	$—	$—	$154,011
1.01 - 2.00%	21,146	58,323	55,927	82,203	17,611	235,210
2.01 - 3.00%	—	—	—	—	641	641
5.01 - 6.00%	—	129	—	—	—	129
Total	$134,663	$88,147	$66,726	$82,203	$18,252	$389,991

The following table sets forth the amount of our jumbo certificates of deposit by remaining maturity as of December 31, 2015. Jumbo certificates of deposit are certificates in amounts greater than $100,000.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$16,633
Over three months through six months	25,808
Over six months through twelve months	48,292
Over twelve months	134,673
Total	$225,406

Deposit Flow. The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	December 31,
	2015		2014		2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest bearing	$29,392	4.4%	$14,354	2.3%	$10,619	1.7%
NOW	16,261	2.4	20,752	3.4	25,471	4.2
Statement savings	28,327	4.2	23,901	3.9	20,396	3.3
Money market (1)	211,436	31.3	142,532	23.2	145,172	23.7
Certificates of deposit, retail:
0.00 - 1.00%	154,011	22.8	210,297	34.3	222,508	36.4
1.01 - 2.00%	169,494	25.1	147,672	24.1	114,542	18.7
2.01 - 3.00%	206	—	67	—	71,504	11.7
3.01 - 4.00%	—	—	123	—	1,737	0.3
5.01 - 6.00%	129	—	—	—	116	—
Total certificates of deposit, retail	323,840	47.9	358,159	58.4	410,407	67.1
Certificates of deposit, brokered
1.01 - 2.00%	65,715	9.7	33,126	5.3	—	—
2.01 - 3.00%	436	0.1	21,303	3.5	—	—
Total certificates of deposit, brokered	66,151	9.8	54,429	8.8	—	—
Total deposits	$675,407	100.0%	$614,127	100.0%	$612,065	100.0%
_______________
(1) Money market funds include $62.8 million of developer construction accounts that are part of the EB-5 Immigrant investor Program with $59.0 million expected to be withdrawn during 2016. See Item 1A. For more information see “If limitations arise in our ability to utilize the national brokered deposit market or to replace short-term deposits, our ability to replace maturing deposits on acceptable terms could be adversely impacted” and "Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions" in Item 1.A. Risk Factors contained in this report.

Borrowings. Customer deposits are the primary source of funds for our lending and investment activities. We use advances from the FHLB to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements and to provide longer term funding to better match the duration of selected loan and investment maturities. In addition, at December 31, 2015 we had available a total of $35.0 million lines of credit between two other financial institutions as supplemental funding sources.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans provided certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral. At December 31, 2015, our remaining FHLB credit capacity was $217.0 million and outstanding advances from the FHLB totaled $125.5 million.

The following table sets forth information regarding FHLB advances at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	At or for the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end	$135,500	$135,500	$119,000
Average borrowings outstanding	133,527	128,839	67,796
Weighted-average rate paid	0.94%	0.91%	1.08%
Balance outstanding at end of the year	$125,500	$135,500	$119,000
Weighted-average rate paid at end of the year	0.97%	0.95%	0.86%

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, First Financial Northwest Bank and First Financial Diversified Corporation. First Financial Diversified Corporation currently holds a loan portfolio of one-to-four family residential, commercial real estate, business, and consumer loans. At December 31, 2015, First Financial Diversified's net loans receivable of $3.8 million represented less than one percent of the Company's loan portfolio.

First Financial Northwest Bank. First Financial Northwest Bank is a community-based commercial bank. The Bank primarily serves the greater Puget Sound region of King and to a lesser extent, Pierce, Snohomish and Kitsap Counties, Washington through our full-service banking office located in Renton, Washington and branch office in Mill Creek, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.

Competition

We face competition in originating loans and attracting deposits within our primary geographic market area. We compete by consistently delivering high-quality, personal service to our customers that results in a high level of customer satisfaction.

Based on the most current FDIC Deposit Market Share Report dated June 30, 2015, we ranked 16th in terms of deposits with a deposit market share of 0.97%, among the 47 FDIC-insured depository institutions located in King County. The top five banks in the market (comprised of Bank of America, Wells Fargo Bank, U.S. Bank, J.P. Morgan Chase, and Key Bank) controlled 75.5% of the King County deposit market with deposits of $53.5 billion out of the $70.9 billion total deposits in King County as of June 30, 2015. Aside from these traditional competitors, credit unions, insurance companies and brokerage firms also compete for consumer deposit relationships.

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

Employees

At December 31, 2015, we had 107 full-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

How We Are Regulated

The following is a brief description of certain laws and regulations that are applicable to First Financial Northwest and First Financial Northwest Bank. On March 31, 2015, First Financial Northwest rescinded the 10(1) election made by First Financial Northwest Bank and converted from a registered savings and loan holding company to a bank holding company. As a bank holding company, First Financial Northwest is subject to examination and supervision by, and is required to file certain reports with, the FRB. First Financial Northwest also is subject to the rules and regulations of the SEC under the federal securities laws. First

Financial Northwest Bank, which changed its charter from a Washington-chartered savings bank to a Washington-chartered commercial bank effective on February 11, 2016, is subject to regulation and oversight by the DFI, the applicable provisions of Washington law and by the regulations of the DFI adopted thereunder. First Financial Northwest Bank also is subject to regulation and examination by the FDIC, which insures its deposits to the maximum extent permitted by law.

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

Regulation and Supervision of First Financial Northwest Bank

General. As a state-chartered commercial bank, First Financial Northwest Bank is subject to applicable provisions of Washington state law and regulations of the DFI. State law and regulations govern First Financial Northwest Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices. Under state law, commercial banks in Washington also generally have all of the powers that federal commercial banks have under federal laws and regulations. First Financial Northwest Bank is subject to periodic examination and reporting requirements by and of the DFI.

Insurance of Accounts and Regulation by the FDIC. First Financial Northwest Bank’s deposits are insured up to $250,000 per separately insured depositor by the DIF of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC also has the authority to initiate enforcement actions against commercial institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The Dodd-Frank Act requires the FDIC's deposit insurance assessments to be based on assets instead of deposits. The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. The FDIC revised assessment rates range from approximately five basis points to 35 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above). If the reserve ratio for the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 28 basis points and if the reserve ratio for the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 25 basis points (in each case subject to adjustments as described above). No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

In addition, federally insured institutions are required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. At December 31, 2015, the FICO assessment equaled 0.58 basis points of the assessment base, computed on assets. These assessments will continue until the bonds mature in the years 2017 through 2019. For 2015, the Bank incurred approximately $48,000 in FICO assessments.

The FDIC may terminate the deposit insurance of any insured depository institution, including First Financial Northwest Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. We are not aware of any practice, condition or violation that might lead to termination of First Financial Northwest Bank’s deposit insurance.

A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what changes in insurance assessment rates may be made in the future.

Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities. The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance. We are not aware of any conditions relating to these safety and soundness standards that would require submission of a plan of compliance by First Financial Northwest Bank.

Capital Requirements. Federally insured financial institutions, such as First Financial Northwest Bank, are required to maintain a minimum level of regulatory capital.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), First Financial Northwest Bank became subject to new capital regulations adopted by the FRB and the FDIC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the “Basel III” requirements.

Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

There are a number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital and eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Mortgage servicing assets and deferred tax assets over designated percentages of CET1 will be deducted from capital. In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. However, because of our asset size, we are eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations. We elected this option in the first quarter of 2015.

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The new regulations make certain changes in the risk-weighting of assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, First Financial Northwest Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

To be consider “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2015, First Financial Northwest Bank met the requirements to be "well capitalized" and met the fully phased-in capital conservation buffer requirement.

The table below sets forth First Financial Northwest Bank’s capital position at December 31, 2015 and 2014, based on FDIC thresholds to be well-capitalized.

	December 31,
	2015		2014
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under U.S. Generally Accepted Accounting Principles ("GAAP")	$112,404		$108,239

Tier 1 leverage capital	$112,613	11.61%	$108,596	11.79%
Tier 1 leverage capital requirement	48,484	5.00	36,849	4.00
Excess	$64,129	6.61%	$71,747	7.79%

Common tier 1	$112,613	16.36%
Common equity tier 1 capital requirement	44,735	6.50
Excess	$67,878	9.86%

Tier 1 risk-based capital	$112,613	16.36%	$108,596	18.30%
Tier 1 risk-based capital requirement	$55,058	8.00%	$23,734	4.00%
Excess	$57,555	8.36%	$84,862	14.30%

Total risk-based capital	$121,238	17.62%	$116,053	19.56%
Total risk-based capital requirement	68,823	10.00	47,469	8.00
Excess	$52,415	7.62%	$68,584	11.56%

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of particular risks or circumstances. Management of First Financial Northwest Bank believes that, under the current regulations, First Financial Northwest Bank will continue to meet its minimum capital requirements in the foreseeable future.

For a complete description of First Financial Northwest Bank’s required and actual capital levels on December 31, 2015, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

Prompt Corrective Action. Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures. The well-capitalized category is described above. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. To be considered adequately capitalized, an institution must have the minimum capital ratios described above. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by First Financial Northwest Bank to comply with applicable capital requirements would, if unremedied, result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

At December 31, 2015, First Financial Northwest Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report on Form 10-K.

Federal Home Loan Bank System. First Financial Northwest Bank became a member of the FHLB of Des Moines in connection with the merger of the FHLB of Seattle and the FHLB of Des Moines in May 2015. The FHLB Des Moines is one of 11 regional FHLBs that administer the home financing credit function of savings institutions. The FHLBs are subject to the oversight of the FHFA and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business – Deposit Activities and Other Sources of Funds – Borrowings.”

Upon completion of the merger between the FHLB of Seattle and the FHLB of Des Moines, First Financial Northwest Bank received stock in the FHLB of Des Moines equal to the same number of shares held in the FHLB of Seattle prior to the merger. Subsequently, the FHLB of Des Moines repurchased excess stock to bring First Financial Northwest Bank's stock ownership in compliance with the required holding levels, which fluctuates based in part on the level of outstanding FHLB advances. As a result of the Bank's subsequent payoff of an advance, additional shares of FHLB stock were repurchased to maintain our stock ownership at the revised required level. At December 31, 2015, the Bank had $6.1 million in FHLB stock that was in compliance with the holding requirements.

Other than as noted above, during the year ended December 31, 2015, the FHLB of Des Moines did not repurchase any of its membership stock from First Financial Northwest Bank. The FHLB pays dividends quarterly, and First Financial Northwest Bank received $69,000 in dividends during the year ended December 31, 2015.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of First Financial Northwest Bank’s FHLB stock may result in a decrease in net income and possibly capital.

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank's commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank's capital; or

•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank's total regulatory capital or the outstanding balance of the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution's lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2015, First Financial Northwest Bank's aggregate recorded loan balances for construction, land development and land loans were 33.9% of regulatory capital. In addition, at December 31, 2015, First Financial Northwest Bank's loans on commercial real estate, as defined by the FDIC, were 343.6% of regulatory capital.

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

Environmental Issues Associated With Real Estate Lending. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on all prior and present “owners and operators” of sites containing hazardous waste. However, Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site. Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations that have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan. To the extent that legal uncertainty exists in this area, all creditors, including First Financial Northwest Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs that often are substantial and can exceed the value of the collateral property.

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts and non-personal time deposits. These reserves may be in the form of cash or deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2015, First Financial Northwest Bank’s deposits with the Federal Reserve exceeded its Regulation D reserve requirements.

Affiliate Transactions. First Financial Northwest and First Financial Northwest Bank are separate and distinct legal entities. First Financial Northwest (and any non-bank subsidiary of First Financial Northwest) is an affiliate of First Financial Northwest Bank. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a bank and an affiliate are limited to 10% of the bank’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with nonaffiliates. For additional information, see "– Regulation and Supervision of First Financial Northwest – Limitations on Transactions with Affiliates" below.

Community Reinvestment Act. First Financial Northwest Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”) that requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. First Financial Northwest Bank received a “satisfactory” rating during its most recent examination.

Dividends. The amount of dividends payable by First Financial Northwest Bank to First Financial Northwest depends upon First Financial Northwest Bank’s earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, First Financial Northwest Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (1) the amount required for liquidation accounts or (2) the net worth requirements, if any, imposed by the Director of the DFI. In addition, dividends may not be declared or paid if First Financial Northwest Bank is in default in payment of any assessments due to the FDIC. Dividends on First Financial Northwest Bank’s capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of First Financial Northwest Bank, without the approval of the Director of the DFI.

The amount of dividends actually paid during any one period is strongly affected by First Financial Northwest Bank’s policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (“GLBA”) modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. First Financial Northwest Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require First Financial Northwest Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. First Financial Northwest Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, First Financial Northwest Bank is generally subject to supervision and enforcement by the FDIC and the DFI with respect to its compliance with consumer financial protection laws and CFPB regulations.

First Financial Northwest Bank is subject to a broad array of federal and state consumer protection laws and regulations that govern almost every aspect of its business relationships with consumers. While not exhaustive, these laws and regulations include the Truth-in-Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Home Ownership and Equity Protection Act, the Consumer Leasing Act, the Fair Credit Billing Act, the Homeowners Protection Act, the Check Clearing for the 21st Century Act, laws governing flood insurance, laws governing consumer protections in connection with the sale of insurance, federal and state laws prohibiting unfair and deceptive business practices and various regulations that implement some or all of the foregoing. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject First Financial Northwest Bank to various penalties, including but not limited to, enforcement actions, injunctions, fines, civil liability, criminal penalties, punitive damages and the loss of certain contractual rights.

Regulation and Supervision of First Financial Northwest

General. First Financial Northwest, as sole shareholder of First Financial Northwest Bank, is a bank holding company registered with the FRB. In March 2015, First Financial Northwest rescinded the 10(l) election made by First Financial Northwest Bank under the Home Owners’ Loan Act, and converted from a savings and loan holding company to a bank holding company. Bank holding companies are subject to comprehensive regulation by the FRB under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations of the FRB. Accordingly, First Financial Northwest is required to file quarterly reports with the FRB and provide additional information as the FRB may require. The FRB may examine First Financial Northwest, and any of its subsidiaries, and charge First Financial Northwest for the cost of the examination. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. First Financial Northwest is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.

The Bank Holding Company Act.  Under the BHCA, First Financial Northwest is supervised by the FRB. The FRB has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier FRB policy provide that a bank holding company should serve as a source of strength to its subsidiary bank by having the ability to provide financial assistance to its subsidiary bank during periods of financial distress to the bank. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary bank will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both. No regulations have yet been proposed by the FRB to implement the source of strength doctrine required by the Dodd-Frank Act. First Financial Northwest and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between First Financial Northwest Bank and affiliates are subject to numerous restrictions. With some exceptions, First Financial Northwest and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by First Financial Northwest or by its affiliates.

Acquisitions.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the FRB may approve the ownership of shares by a bank holding company in any company, the activities of which the FRB has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include:  operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Regulatory Capital Requirements. Bank holding companies, like First Financial Northwest, are subject to capital adequacy requirements of the FRB under the BHCA and the regulations of the FRB. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the FRB expects the holding company’s subsidiary bank to be well capitalized the prompt corrective action regulations. If First Financial Northwest were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2015, First Financial Northwest would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for First Financial Northwest as of December 31, 2015:

	Actual
	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)	$170,877	17.55%
Common equity tier I (to risk-weighted assets)	170,877	24.69%
Tier I risk-based capital (to risk-weighted assets)	170,877	24.69%
Total risk-based capital (to risk-weighted assets)	179,551	25.94%

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire “control” of a bank holding company or commercial bank. An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a bank holding company or commercial bank or as otherwise defined by the FRB. Under the Change in Bank Control Act, the FRB has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a bank holding company.

Restrictions on Dividends. First Financial Northwest’s ability to declare and pay dividends may depend in part on dividends received from First Financial Northwest Bank. Under Washington State law, First Financial Northwest is prohibited from paying a dividend if, as a result of its payment, it would be unable to pay its debts as they become due in the normal course of business or if First Financial Northwest's total liabilities would exceed its total assets. For additional information, see Item 1.A. “Risk Factors – Certain regulatory restrictions are imposed on us and lack of compliance could result in monetary penalties and/or additional regulatory actions.”

Stock Repurchases.  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order or any condition imposed by, or written agreement with, the FRB. During the year ended December 31, 2015, First Financial Northwest repurchased 1,521,817 shares of its common stock.

Limitations on Transactions with Affiliates. Transactions between banks and any affiliate are governed by Sections 23A and 23B of the FRB Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank. In a holding company context, the holding company and any companies that are controlled by such holding companies are affiliates of the Bank. Generally, Section 23A limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the bank as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.

In addition, Sections 22(g) and (h) of the FRB Act place restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a bank and certain affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the bank’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2015, First Financial Northwest Bank was in compliance with these restrictions.

Federal Securities Laws. First Financial Northwest’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that First Financial Northwest and First Financial Northwest Bank will become subject to and that are discussed above under the section entitled “- Regulation and Supervision of First Financial Northwest Bank - Capital Requirements.”

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

The federal banking agencies have issued final rules to implement the provisions of Section 619 of the Dodd Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. The regulations became effective on April 1, 2014 with full compliance phased in over a period that ended on July 21, 2015. Management believes First Financial Northwest's investment portfolio and investment strategies are in compliance with the various provisions of the Volcker Rule regulations.

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

Taxation

Federal Taxation

General. First Financial Northwest and First Financial Northwest Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Financial Northwest Bank. The tax years still open for review by the Internal Revenue Service are 2012 through 2015.

First Financial Northwest files a consolidated federal income tax return with First Financial Northwest Bank. Accordingly, any cash distributions made by First Financial Northwest to its shareholders are considered to be taxable dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

Method of Accounting. For federal income tax purposes, First Financial Northwest currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company's alternative minimum tax credit carryforward at December 31, 2015 totaled $1.4 million, with no expiration date.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 2009. The Company had no net operating loss carryforwards at December 31, 2015.

Corporate Dividends-Received Deduction. First Financial Northwest may eliminate from its income dividends received from First Financial Northwest Bank as a wholly-owned subsidiary of First Financial Northwest that files a consolidated return with First Financial Northwest Bank. The corporate dividends-received deduction is 100%, or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payer of the dividend. Corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

For additional information regarding our federal income taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8.

Washington State Taxation

First Financial Northwest and its subsidiaries are subject to a business and occupation tax imposed under Washington state law at the rate of 1.50% of gross receipts. In addition, various municipalities also assess business and occupation taxes at differing rates. Interest received on loans secured by first lien mortgages or deeds of trust on residential properties, rental income from properties, and certain investment securities are exempt from this tax. An audit by the Washington State Department of Revenue was completed for the years 2010 through 2013, resulting in no material tax revisions.

Executive Officers of First Financial Northwest, Inc.

The business experience for at least the past five years for the executive officers of First Financial Northwest and its primary subsidiary First Financial Northwest Bank is set forth below.

Joseph W. Kiley III, age 60, has served as President and Chief Executive Officer of First Financial Northwest and First Financial Diversified since September 2013, and served as President, Chief Executive Officer, Director of First Financial Northwest Bank since September 2012, and Director of First Financial Northwest and First Financial Diversified since December 2012. He previously served as President, Chief Executive Officer and Director of Frontier Bank, F.S.B., located in Palm Desert, California, and its holding company, Western Community Bancshares, Inc. from 2010 to 2012. From 2007 to 2010, Mr. Kiley was a Director at California General Bank. From 2009 to 2011, Mr. Kiley served as the President, Chief Executive Officer and Director of Imperial Capital Bank, located in San Diego, California and its holding company, Imperial Capital Bancorp, Inc. Mr. Kiley has over 20 years of executive experience at banks, thrifts and their holding companies that included serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from California State University, Chico and is a former California certified public accountant. Mr. Kiley is an active member of the Renton Rotary Club and is Chairman of the Board of the Renton Chamber of Commerce.

Richard P. Jacobson, age 52, has served as Chief Operating Officer of the Bank since July 2013, Chief Financial Officer of First Financial Northwest, First Financial Diversified, and the Bank since August 2013, and Chief Operating Officer of First Financial Northwest since September 2013. He was appointed as a director of First Financial Northwest and First Financial Northwest Bank effective September 2013. Mr. Jacobson served as a consultant to First Financial Northwest from April 2010 to April 2012, and from that time until July 2013, served as a mortgage loan originator in Palm Desert, California. Prior to that, he had been employed by Horizon Financial Corp, and Horizon Bank, Bellingham, Washington since 1987, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp and Horizon Bank from 2008 to 2010. Mr. Jacobson also served as Chief Financial Officer of Horizon Financial Corp and Horizon Bank from March 2000 until October 2008. Between 1985 and 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank, and spent two years as a Washington State licensed real estate appraiser from 1992 to 1994. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of Washington. In addition, Mr. Jacobson graduated with honors from the American Banker Association’s National School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary club and has served on the boards of his church, the United Way, Boys and Girls Club, and Junior Achievement.

Herman L. Robinson, age 70, was Senior Vice President and Chief Credit Officer of First Financial Northwest Bank and First Financial Diversified prior to his retirement on January 1, 2016. Prior to joining First Financial Northwest Bank in June 2010, Mr. Robinson was Senior Vice President, Senior Credit Approval Officer at East West Bank, the successor to United Commercial Bank, from 2000 to May 2010. Mr. Robinson has over 45 years of banking experience. During his banking career, Mr. Robinson has held positions such as Chief Credit Officer, Manager of Special Credits and Senior Vice President and Manager of Commercial Lending at various banks.

Gregg H. DeRitis, age 61, is Senior Vice President and Chief Credit Officer of First Financial Northwest Bank as of January 6, 2016. Mr. DeRitis previously served as First Vice President, Credit Administration since joining First Financial Northwest Bank in April 2015. Prior to that, he was the Chief Credit Officer at Eastside Commercial Bank, Bellevue, Washington, from March 2013 to March 2015. From October 2012 until February 2013, Mr. DeRitis was employed as Risk/Lending Consultant by Impact Capital, a non-profit Washington state community based lender. From January 1990 until July 2012, he was employed by KeyBank in a variety of credit related positions and served as Senior Vice President in charge of credit administration and approval for KeyBank's Western Community Development Banking division (encompassing six states, including Washington) prior to his departure. Mr. DeRitis received his Bachelor of Science degree from Santa Clara University and his Master's in Business Administration from the University of Washington. In addition, he holds a professional certificate from Pacific Coast Banking School. He is an active volunteer in the community, serving on the Board of Trustees for Plymouth Housing Group in Seattle, Washington.

Simon Soh, age 51, is Senior Vice President and Chief Lending Officer of First Financial Northwest Bank. Prior to his promotion in October 2012, Mr. Soh served as Vice President and Loan Production Manager of First Financial Northwest Bank, a position he held since August 2010. Prior to that, he was First Vice President and Commercial Lending Manager at East West Bank. In 1998, Mr. Soh was a founding member of Pacifica Bank in Bellevue, Washington that merged with United Commercial Bank in 2005, later becoming East West Bank in 2009. Mr. Soh has over 27 years of experience in commercial banking.

Ronnie J. Clariza, age 35, was appointed Chief Risk Officer and Senior Vice President of First Financial Northwest Bank in November 2013. Mr. Clariza previously served as Vice President and Risk Management Officer since May 2008, and prior to that, as Assistant Vice President and Compliance Officer, as well as serving in various other compliance and internal audit roles since he began with the Bank in 2003. Mr. Clariza is a graduate of the University of Washington where he received his Bachelor of Arts degree in Business Administration, Finance, and is a certified regulatory Compliance Officer. Mr. Clariza is a member of the Washington Bankers' Association Education Committee and has been involved with the Seattle Children's Hospital Guild Association as a Volunteer Compliance Manager.

Dalen D. Harrison, age 56, was appointed Chief Deposit Officer of First Financial Northwest Bank in March 2014 and Senior Vice President in July 2014. Ms. Harrison served as Senior Vice President and Director of Retail Banking at Peoples Bank in Bellingham, Washington from 2010 until 2014. Prior to that, she served as Vice President of Rainier Pacific Bank, Tacoma, Washington, from 1994 until 2010. Ms. Harrison received a Bachelor of Arts degree in Business Administration from St Mary's College in Moraga, California. Ms. Harrison has served on the boards of Rainier Pacific Foundation, First Place for Children, and Gig Harbor Rotary Foundation, and currently serves on the board of Renton Salvation Army.

Christine A. Huestis, age 50, is Vice President and Controller of First Financial Northwest and First Financial Northwest Bank. Prior to joining First Financial Northwest in October 2013, she was employed by Realty in Motion, LLC, a holding company for several mortgage default service companies in Bellevue, Washington. From 1999 until joining First Financial Northwest, Ms. Huestis held key accounting positions at affiliated companies within Reality in Motion, with her most recent position being that of Controller. Ms. Huestis received a Bachelor of Science degree in Accounting from Central Washington University. She is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

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

Substantially all of our loans are to businesses and individuals in the state of Washington. A decline in the economies of the four counties which we consider to be our primary market area could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Assumptions used in our interest rate risk management efforts, if proven incorrect, could have an adverse impact on our income and capital levels.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet. See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk,” of this Form 10-K.
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

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve Board has recently increased the federal funds rate by 25 basis points and indicated further increases in the federal funds rate would occur in 2016. As the federal funds rate increases, market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our construction/land development loans are based upon estimates of costs and the value of the completed project.

We make construction/land development loans to contractors and builders primarily to finance the construction of single and multi-family homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2015, construction/land development loans totaled $86.6 million, or 11.6% of our total loan portfolio, an increase of $35.5 million or 69.5% since December 31, 2014. At December 31, 2015, $25.6 million were multifamily construction loans and $52.2 million were one-to-four family construction loans. Land loans, which are loans made with land as security, totaled $8.8 million, or 1.2% of our total loan portfolio at December 31, 2015. Land loans include raw land and land acquisition and development loans. In addition, at December 31, 2015, the construction/land development loan totals excluded $21.1 million of multifamily "rollover" construction loans because these loans are structured to convert to permanent financing when construction is complete.

Construction/land development lending generally involves additional risks because funds are advanced upon estimates of costs in relation to values associated with the completed project. Construction/land development lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At December 31, 2015, $77.8 million of our construction/land development loans were for speculative construction loans and all of our construction/land development loans were classified as performing.

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.

While commercial and multifamily real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2015, we had $252.5 million of commercial real estate loans, representing 33.6% of our total loan portfolio and $143.9 million of multifamily loans, representing 19.1% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service that may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment that may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the FDIC criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 343.6% of total risk-based capital at December 31, 2015. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

Our non-owner occupied real estate loans may expose us to increased credit risk.

At December 31, 2015, $106.5 million, or 42.0% of our one-to-four family residential loan portfolio and 14.2% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. At December 31, 2015, all of our non-owner occupied one-to-four family residential loans were performing in accordance with their repayment terms. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At December 31, 2015, we had 46 non-owner occupied residential loan relationships with an outstanding balance over $500,000 and an aggregate balance of $81.1 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2015, $253.8 million, or 33.8% of our total loan portfolio, was secured by first liens on one-to-four family residential loans. In addition, at December 31, 2015, our home equity lines of credit totaled $5.1 million. These types of loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

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

To meet our growth objectives we may originate or purchase loans outside of our market area which could affect the level of our net interest margin and nonperforming loans.

In order to achieve our desired loan portfolio growth, we anticipate that we may, from time to time, opportunistically purchase loans outside of our market area either individually, through participations, or in bulk or “pools”. We will perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities, however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. Further, when determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, how borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we anticipate, we will earn less interest income on the acquired loans than expected. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations.

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

A prolonged period of exceptionally low market interest rates, such as we are currently experiencing limits our ability to lower our interest expense, while the average yield on our loan portfolio may continue to decrease as our loans reprice or are originated at these low market rates, which could have an adverse effect on our results of operations. Furthermore, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. At December 31, 2015, 37.7% of our total loans were comprised of adjustable-rate loans. At that date, $136.8 million, or 48.2%, of these loans with an average interest rate of 4.5% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their respective floor, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates and could have a material adverse effect on our results of operations.

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

Our inventory of OREO property reduced from $9.3 million at December 31, 2014 to $3.7 million at December 31, 2015, however, we continue to foreclose on loans in our portfolio. We use current property valuations in the form of appraisals when a loan has been foreclosed and the property taken in as OREO. Subsequently, an evaluation is performed by our experienced lending staff during the asset's holding period. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset's net book value over its fair value. If our valuation process is incorrect, the fair value of our investments in OREO may not be sufficient to recover our net book value in such assets, resulting in the need for additional write-downs. During 2015, we had $41,000 in valuation write-downs to our inventory of OREO properties. In addition, we may incur significant property management and legal expenses related to our OREO. Additional material write-downs or expenses relating to our OREO could have a material adverse effect on our financial condition and results of operations.

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

Liquidity is essential to our business, therefore, the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels.  An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, or other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and the continued uncertainty in credit markets.  In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB Des Moines, the Federal Reserve Bank of San Francisco or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs.  In this case, our results of operations and financial condition would be negatively affected. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment that, on the one hand, tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand, reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. At December 31, 2015 we had $16.0 million in public funds.

If limitations arise in our ability to utilize the national brokered deposit market or to replace short-term deposits, our ability to replace maturing deposits on acceptable terms could be adversely impacted.

First Financial Northwest Bank utilizes the national brokered deposit market for a portion of our funding needs. At December 31, 2015, the balance of brokered certificates of deposit was $66.2 million, with remaining maturities of 2.5 to 5 years. If we are unable to participate in this market for any reason in the future, our ability to replace these deposits at maturity could be adversely impacted.

In addition, an increasingly important source of deposits for the Bank is construction funds for large developers as part of the EB-5 Immigrant Investor Program ("EB-5 Program"). At December 31, 2015, money market funds include $62.8 million of EB-5 construction accounts with $59.0 million expected to be withdrawn during 2016. These deposits are expected to be short term in nature. If we are unable to replace these funds as they run off with new accounts, the loss of funds could adversely impact the results of our operations. See also "Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions" below and "Deposit Activities" in Item 1. Business in this report.

Further, there may be competitive pressures to pay higher interest rates on deposits, which would increase our funding costs. If deposit clients move money out of the Bank deposits and into other investments (or into similar products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in reduced loan originations, which could materially negatively impact our growth strategy and results of operations.

Our limited branch locations limit our ability to attract deposits and as a result, a large portion of our deposits are certificates of deposit, including “jumbo” certificates that may not be as stable as other types of deposits.

With two branch locations in operation during 2015, our ability to compete with larger institutions for noninterest bearing deposits is limited as these institutions have a larger branch network providing greater convenience to customers. As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2015, $323.8 million, or 47.9%, of our total deposits were retail certificates of deposit and, of that amount, $225.4 million were “jumbo” certificates greater than or equal to $100,000, with $72.5 million of these certificates greater than or equal to $250,000. In addition, deposit inflows are significantly influenced by general interest rates. Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts. In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits that could increase our cost of funds and negatively impact our interest rate spread and financial condition.

Our branching strategy will cause our expenses to increase faster than revenues.
In September 2015, we opened a new branch office in Mill Creek, Washington. At December 31, 2015, we have obtained FDIC approval to open a third location in Edmonds, Washington, which is expected to open in the first quarter of 2016. In February 2016, we obtained FDIC approval to open a fourth location at a commercial development at the Renton Landing. Current plans include opening offices much smaller than traditional bank branch offices, utilizing the improved technology available with our new core data processor. This allows us to maintain management's focus on efficiency, while working to expand the Bank's presence into new markets. The success of our expansion strategy into new markets, however, is contingent upon numerous factors, such as our ability to select suitable locations, assess each market's competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own the additional branch properties. Further, the projected time line and the estimated dollar amounts involved in opening de novo branches could differ significantly from actual results. In addition, we may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Finally, there is a risk that our new branches will not be successful even after they have been established.

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

As a state-chartered, federally insured commercial bank, First Financial Northwest Bank is currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI and as a bank holding company First Financial Northwest is subject to examination, supervision and regulation by the FRB. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution's operations, reclassify assets, determine the adequacy of an institution's ALLL and determine the level of deposit insurance premiums assessed.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as First Financial Northwest Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB.

The CFPB has issued a number of final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which (including the qualified mortgage rule) generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules has increased our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. This includes compliance with, The Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated Disclosure (TRID) rule, which combines certain disclosures that consumers receive in connection with applying for and closing a mortgage loan. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

The Dodd-Frank Act requires minimum leverage (Tier 1) and risk-based capital requirements for bank holding companies and savings and loan holding companies that are no less stringent than those applicable to banks, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in First Financial Northwest Bank, and will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities.

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

The United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act ("USA PATRIOT Act") and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

Beginning in 2015, we began opening money market accounts for large construction developers that are typically part of the EB-5 Program. Foreign investors opening accounts at the Bank are required to have filed the I-526 application and to have established U.S. residency. As part of the I-526 application process, funds used in the project are screened to ensure they were obtained through lawful means. If account holders or the source of the funds later prove to be fraudulent, the Bank may be subject to fines or sanctions, or at a minimum, incur reputational damage.

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

We support the ability of our customers to transact business through multiple automated methods. As such, we may be susceptible to fraud performed through these technologies.

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
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where First Financial Northwest Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees. In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.

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

Item 2. Properties

At December 31, 2015, the corporate office for First Financial Northwest and First Financial Northwest Bank is located at 201 Wells Avenue South, Renton, Washington and is owned by us. The Bank's full service retail operation is also at this location. At December 31, 2015, the Bank conducts community banking activities in a leased location in Mill Creek, Washington, and has secured a lease to open an additional branch in Edmonds, Washington. The lending division operations of First Financial Northwest Bank are located at 207 Wells Avenue South. This location is also the site for the operations of First Financial Northwest's subsidiary, First Financial Diversified.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2015, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market ("NASDAQ"), under the symbol “FFNW.” As of December 31, 2015, there were 13.8 million shares of common stock issued and outstanding and we had 650 shareholders of record, excluding persons or entities that hold stock in nominee or “street name” accounts with brokers.

Dividends

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest. Under federal regulations, the dollar amount of dividends First Financial Northwest Bank may pay to First Financial Northwest depends upon its capital position and recent net income. Generally, if First Financial Northwest Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed by state law and FDIC regulations. See “Item 1. Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest – Dividends” and Note 12 of the Notes to Consolidated Financial Statements contained in Item 8.

There were $3.2 million in dividends declared and paid during the year ended December 31, 2015 and there were $2.9 million in dividends declared and paid during the year ended December 31, 2014. The price range per share of our common stock presented below represents the highest and lowest sales prices for our common stock on the NASDAQ during each quarter of the two most recent fiscal years.

	High	Low	Cash Dividend Declared and Paid
2015
First Quarter	$12.60	$11.82	$0.06
Second Quarter	12.71	11.49	0.06
Third Quarter	12.78	11.61	0.06
Fourth Quarter	14.00	11.97	0.06

2014
First Quarter	$10.98	$10.03	$0.05
Second Quarter	11.25	9.99	0.05
Third Quarter	11.26	10.21	0.05
Fourth Quarter	12.39	10.00	0.05

Stock Repurchases

The Company's Board of Directors authorized two stock repurchase plans in 2015. Stock repurchases are made in accordance with a plan established under the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 as administered through an independent broker. From January 1, 2015 through April 22, 2015, the Company purchased 293,300 shares at an average price of $12.00 per share under the 2014 plan that began on October 22, 2014. On April 22, 2015, the Board of Directors authorized the repurchase of up to 1,492,400 shares of the Company's stock. This authorization for the first plan began on April 28, 2015 and expired on October 28, 2015, at which time 864,463 shares had been repurchased at an average price per share of $12.18. On October 29, 2015, the Board of Directors authorized a new share repurchase plan for an additional 1,410,000 shares from November 2, 2015 through April 27, 2016. As of December 31, 2015, 364,054 shares had been repurchased at an average cost of $12.61 per share. The following table represents the share repurchased during the fourth quarter ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares that May be Repurchased Under the Plan

October 1 - October 31, 2015 (1)	90,049	$12.24	90,049	—
November 1 - November 30, 2015 (2)	361,839	12.60	361,839	1,048,161
December 1 - December 31, 2015 (2)	2,215	13.25	2,215	1,045,946
	454,103	12.54	454,103	1,045,946
_______________
(1) Shares repurchased under plan effective April 28, 2015 through October 28, 2015
(2) Shares repurchased under plan effective November 2, 2015 through April 27, 2016

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total shareholder return on First Financial Northwest’s Common Stock with the cumulative total return on the Russell 2000 Index, the NASDAQ Bank Index, and the SNL Thrift Index, a peer group index. The graph assumes that total return includes the reinvestment of all dividends and that the value of the investment in First Financial Northwest’s common stock and each index was $100 on December 31, 2010, and is the base amount used in the graph. The closing price of First Financial Northwest’s common stock on December 31, 2015 was $13.96.

	Period Ended
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
First Financial Northwest, Inc.	100.00	147.50	188.75	262.28	310.14	366.65
NASDAQ Bank Index	100.00	89.50	106.23	150.55	157.95	171.92
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Thrift Index	100.00	84.12	102.32	131.30	141.22	158.80

Item 6. Selected Financial Data

The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and has been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. "Financial Statements and Supplementary Data” included in this Form 10-K.

	At or For the Year Ended December 31,
	2015	2014	2013	2012	2011
FINANCIAL CONDITION DATA:	(In thousands, except share data)

Total assets	$979,913	$936,997	$920,979	$942,655	$1,059,390
Investments available-for-sale	129,565	120,374	144,364	152,262	129,002
Loans receivable, net (1)	685,072	663,938	663,153	650,468	703,288
Deposits	675,407	614,127	612,065	665,797	788,665
Advances from the FHLB	125,500	135,500	119,000	83,066	83,066
Stockholders’ equity	170,673	181,412	184,355	187,117	181,320

OPERATING DATA:

Interest income	$37,197	$38,689	$38,539	$41,466	$51,052
Interest expense	6,751	6,241	7,526	12,246	18,485
Net interest income	30,446	32,448	31,013	29,220	32,567
(Recapture of provision) provision for loan losses	(2,200)	(2,100)	(100)	3,050	4,700
Net interest income after (recapture of provision) provision for loan losses	32,646	34,548	31,113	26,170	27,867
Noninterest income	1,279	498	891	974	2,672
Noninterest expense	19,878	18,503	21,082	25,430	26,297
Income before provision (benefit) for federal income taxes	14,047	16,543	10,922	1,714	4,242
Provision (benefit) for federal income taxes	4,887	5,856	(13,543)	(999)	—
Net income	$9,160	$10,687	$24,465	$2,713	$4,242
Basic earnings per share	$0.67	$0.72	$1.47	$0.15	$0.24
Diluted earnings per share	$0.67	$0.71	$1.46	$0.15	$0.24
___________________

(1)	Net of ALLL, LIP and deferred loan fees and costs.

	At or For the Year Ended December 31,
KEY FINANCIAL RATIOS:	2015	2014	2013	2012	2011
Performance Ratios:
Return on average assets	0.96%	1.17%	2.73%	0.27%	0.37%
Return on average equity	5.15	5.85	13.12	1.47	2.36
Dividend payout ratio	35.57	27.73	8.11	—	—
Equity-to-assets ratio	17.42	19.36	20.02	19.85	17.12
Interest rate spread	3.23	3.62	3.49	2.85	2.78
Net interest margin	3.38	3.77	3.68	3.08	3.01
Average interest-earning assets to average interest-bearing liabilities	120.45	121.15	121.77	118.12	113.33
Efficiency ratio	62.66	56.37	66.08	84.22	74.62
Noninterest expense as a percent of average total assets	2.07	2.03	2.36	2.54	2.29
Book value per common share	$12.40	$11.96	$11.25	$9.95	$9.64
Capital Ratios: (1)
Tier 1 leverage	11.61%	11.79%	18.60%	15.79%	13.54%
Common equity tier 1	16.36	n/a	n/a	n/a	n/a
Tier 1 capital ratio	16.36	18.30	27.18	26.11	23.49
Total capital ratio	17.62	19.56	28.44	27.37	24.76
Asset Quality Ratios: (2)
Nonperforming loans as a percent of total loans	0.16	0.20	0.59	3.42	3.28
Nonperforming assets as a percent of total assets	0.48	1.13	1.68	4.25	4.69
ALLL as a percent of total loans, net of LIP	1.36	1.55	1.91	1.89	2.29
ALLL as a percent of nonperforming loans, net of LIP	872.17	783.50	325.26%	55.11	69.89
Net charge-offs (recoveries) to average loans receivable, net	(0.18)	0.06	(0.08)	1.07	1.39
_______________
(1) Capital ratios are for First Financial Northwest Bank only.
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

Overview

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King and to a lesser extent, Pierce, Snohomish and Kitsap Counties, Washington through our full-service banking office located in Renton, Washington and, beginning in the third quarter of 2015, its branch office located in Mill Creek, Washington. Additional branch locations are scheduled to open in Edmonds, Washington in the first quarter of 2016 and at the Landing development in Renton, Washington in the third quarter of 2016.

First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction and land development, business, and consumer loans.

Over the last year, improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain areas in the Puget Sound region have led to our increasing originations of construction loans for properties located in our market area. We anticipate that construction lending will continue to be a strong element of our total portfolio in future periods. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to builders known to us and avoiding large land development opportunities. In addition, and on a limited basis, we provide multifamily loans to developers with proven success in this type of construction. Originations of construction and land development loans increased from $47.2 million in 2014 to $68.6 million in 2015. These short term loans typically mature in six to eighteen months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term. At December 31, 2015, our receivable for construction/land development loans net of LIP was $43.2 million, a 77.0% increase from $24.4 million at December 31, 2014.

With the current low interest rate environment, we are not aggressively pursuing longer term assets, but rather are focused on financing shorter term loans. During 2015, originations of new loans and refinances outpaced repayments, resulting in net loans receivable of $685.1 million at December 31, 2015, as compared to $663.9 million at December 31, 2014.

Our primary source of revenue is net interest income. Net interest income is the difference between interest income that we earn on our loans and investments and interest expense that we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income. First Financial Northwest Bank is liability-sensitive, meaning our interest-bearing liabilities reprice at a faster rate than our interest-earning assets. Changes in the composition of our interest-earning assets and interest-bearing liabilities resulted in a decline in our net interest rate spread to 3.23% for the year ended December 31, 2015 from 3.62% for the year ended December 31, 2014.

An offset to net interest income is the provision for loan losses, or the recapture of the provision for loan losses, that is required to establish the ALLL at a level that adequately provides for probable losses inherent in our loan portfolio. During 2015, we had a recapture of provision for loan losses of $2.2 million, as compared to a recapture of $2.1 million for the year ended December 31, 2014. The recapture during 2015 was primarily attributable to payoffs of larger, classified loans, recoveries of $1.5 million and overall improvement in the credit quality of our loan portfolio. Our total adversely classified loans decreased $6.9 million during 2015, to $3.3 million at December 31, 2015, from $10.2 million at December 31, 2014. We will continue to monitor our loan portfolio and make adjustments to our ALLL as we deem necessary.

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of bank owned life insurance ("BOLI"), and commissions earned on our investment services brokerage relationship. This income is increased or partially offset by net gain or loss on sales of investment securities. Our noninterest income increased $781,000 during the year ended December 31, 2015 as compared to 2014. The increase was primarily attributable to a $410,000 increase in the value of our BOLI policies and a $268,000 increase in other noninterest income.

Our noninterest expenses consist primarily of salaries and employee benefits, OREO-related expenses, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. OREO-related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes, and insurance related to the properties included in the OREO inventory. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of our strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of real estate taxes, depreciation expenses, maintenance, and costs of utilities. Our noninterest expenses increased $1.4 million during the year ended December 31, 2015 as compared to 2014. The increase was primarily attributable to a $2.0 million increase in salary and employee benefits expenses partially offset by a $612,000 increase in the net gain on sales of OREO and reduction in net OREO expenses and valuation adjustments of $541,000.

Net income for the year ended December 31, 2015 was $9.2 million or $0.67 per diluted share, as compared to $10.7 million or $0.71 per diluted share for the year ended December 31, 2014. The decrease in net income for the year ended December 31, 2015 was primarily the result of a $2.0 million decrease in net interest income due to the decrease in our interest rate spread combined with a $1.4 million increase in noninterest expenses partially offset by a $781,000 increase in noninterest income and a $969,000 decrease in federal income tax provision.

Business Strategy

Our long-term business strategy is to operate and grow First Financial Northwest Bank as a well-capitalized and profitable community bank, offering one-to-four family residential, commercial and multifamily, construction/land development, consumer and business loans along with a diversified array of deposit and other products and services to individuals and businesses in our market areas. We intend to accomplish this strategy by leveraging our established name and franchise, capital strength, and loan production capability by:

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

•
Utilizing wholesale funding sources, including but not limited to Federal Home Loan Bank advances and acquiring deposits in the national brokered certificate of deposit market, to assist with funding needs and interest rate risk management efforts, as needed;

•	Managing our loan portfolio to minimize concentration risk and diversify the types of loans within the portfolio;

•	Managing credit risk to minimize the risk of loss and interest rate risk to optimize our net interest margin; and

•	Improving profitability through disciplined pricing, expense control and balance sheet management, while continuing to provide excellent customer service.

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

Our Board of Directors' Internal Asset Review Committee reviews and recommends for approval the allowance for loan losses on a quarterly basis, and any related provision or recapture of provision for loan losses, and the full Board of Directors approves the provision or recapture after considering the Committee's recommendations. The allowance is increased by the provision for loan losses which is charged against current period earnings. When analysis of the loan portfolio warrants, the allowance is decreased and a recapture of provision of loan losses is included in current period earnings.

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

Deferred Taxes.  Deferred tax assets arise from a variety of sources, the most significant being expenses recognized in our financial statements but disallowed in the tax return until the associated cash flow occurs, and write-downs in the value of assets for financial statement purposes that are not deductible for tax purposes until the asset is sold or deemed worthless.

When warranted, we record a valuation allowance to reduce our deferred tax assets to the amount that can be recognized in line with the relevant accounting standards. The level of deferred tax asset recognition is influenced by management’s assessment of our historic and future profitability profile. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances. In a situation where income is less than projected or recent losses have been incurred, the relevant accounting standards require convincing evidence that there will be sufficient future tax capacity. For additional information regarding our deferred taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8.

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

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Assets. The following table details the changes in the composition of our assets at December 31, 2015 from December 31, 2014.

	Balance at December 31, 2015	Change from December 31, 2014	Percentage Change
	(Dollars in thousands)
Cash on hand and in banks	$5,713	$(207)	(3.5)%
Interest-earning deposits	99,998	1,869	1.9
Investments available-for-sale, at fair value	129,565	9,191	7.6
Loans receivable, net	685,072	21,134	3.2
Premises and equipment, net	17,707	973	5.8
FHLB stock, at cost	6,137	(608)	(9.0)
Accrued interest receivable	2,968	(297)	(9.1)
Deferred tax assets, net	4,556	(3,782)	(45.4)
OREO	3,663	(5,620)	(60.5)
Bank owned life insurance ("BOLI")	23,309	20,533	739.7
Prepaid expenses and other assets	1,225	(270)	(18.1)
Total assets	$979,913	$42,916	4.6%

The primary factor behind the increase in total assets was the $61.3 million increase in funds from our deposit liabilities. These funds were partially used to increase our loan portfolio by $21.1 million, increase our available-for-sale investment portfolio by $9.2 million, and to purchase $20.0 million in additional BOLI.

Investments. Our investments available-for-sale increased 7.6% to $129.6 million at December 31, 2015 from $120.4 million at December 31, 2014. During 2015, we changed the composition of our investments by purchasing $57.3 million of securities with an expected yield of 2.38% and selling $25.6 million of securities with an average yield of 1.96%. This strategy to improve the performance of our investment portfolio resulted in an average yield of 1.84% in 2015 compared to 1.74% in 2014. In addition, the sales generated a net gain of $92,000 for the year ended December 31, 2015. The purchase of $57.3 million in new available-for-sale investments includes $49.8 million in fixed rate and $7.5 million in variable rate securities. In addition to the purchase and sale activity, we received calls, or partial calls, of $1.7 million during 2015. The reconfiguration of our investment portfolio resulted in an increase of the effective duration of the portfolio to 3.20% at December 31, 2015, as compared to 2.40% at December 31, 2014. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank's portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank's investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change. The fair market value of the investment portfolio had a pre-tax decrease of $9.2 million during the year ended December 31, 2015.

Loans receivable. Net loans receivable grew by $21.1 million during 2015 to $685.1 million with increases of $35.5 million in our construction/land development loans and $23.4 million in our multifamily loans. These increases were partially offset by a decrease in our one-to-four family residential loans of $19.9 million. Commercial real estate and one-to-four family residential loans continue to be the largest concentrations in our loan portfolio at 33.6% and 33.8%, respectively, of total loans. Our construction/land development loans increased to 11.6% of our total loan portfolio in 2015 from 7.2% in 2014 as we continue to originate more of these shorter term, higher yielding loans.

The quality of our loan portfolio continued to improve during 2015 as our nonperforming loans decreased to $1.1 million at December 31, 2015 from $1.3 million at December 31, 2014. Nonperforming loans as a percent of our total loan portfolio, net of LIP, remains low at 0.16% and 0.20% at December 31, 2015 and 2014, respectively. Adversely classified loans decreased to $3.3 million at December 31, 2015, from $10.2 million at December 31, 2014. The following table presents a breakdown of our nonperforming assets:

	December 31,		Amount of Change	Percent of Change
	2015	2014
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$996	$830	$166	20.0%
Commercial real estate	—	434	(434)	(100.0)
Consumer	89	75	14	18.7
Total nonperforming loans	1,085	1,339	(254)	(19.0)
OREO	3,663	9,283	(5,620)	(60.5)
Total nonperforming assets	$4,748	$10,622	$(5,874)	(55.3)%

We continued to focus on reducing our nonperforming assets through loan work outs, foreclosures, short-sales, and acceptance of deeds in lieu of foreclosure. Foregone interest during the year ended December 31, 2015 relating to nonperforming loans totaled $103,000. There was no LIP related to nonperforming loans at December 31, 2015 or 2014. OREO decreased $5.6 million to $3.7 million at December 31, 2015 as we continue to sell our inventory of foreclosed real estate and experience decreased foreclosure activity. We foreclosed on $141,000 of real estate during 2015, as compared to $1.8 million during 2014 and $6.5 million in 2013. The number of properties that transferred into OREO has decreased considerably compared to previous years and, consequently, the number of properties that we sold has also declined. During 2015, we transferred one property into OREO, compared to six properties during 2014 and 15 properties during 2013. Sales of OREO in 2015 totaled nine properties, as compared to 12 properties in 2014, and 43 properties in 2013. The decline in both the transfer of properties into OREO and the sale of OREO properties was a result of our continued efforts to identify the problem loans within our portfolio and take prompt appropriate actions to turn nonperforming assets into performing assets.

Allowance for loan and lease losses. We believe that we use the best information available to establish the ALLL, and that the ALLL as of December 31, 2015 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process that which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The ALLL was $9.5 million or 1.36% of total loans outstanding, net of LIP, at December 31, 2015 as compared to $10.5 million or 1.55% of total loans outstanding, net of LIP, at December 31, 2014. The ALLL represented 872.2% of nonperforming loans at December 31, 2015 compared to 783.5% at December 31, 2014. The following table details activity and information related to the ALLL for the years ended December 31, 2015 and 2014. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Years Ended December 31,
	2015	2014
	(Dollars in thousands)
ALLL balance at beginning of year	$10,491	$12,994
Recapture of provision for loan losses	(2,200)	(2,100)
Charge-offs	(362)	(642)
Recoveries	1,534	239
ALLL balance at end of year	$9,463	$10,491
ALLL as a percent of total loans, net of LIP	1.36%	1.55%
ALLL as a percent of nonperforming loans	872.17	783.50
Total nonperforming loans	$1,085	$1,339
Nonperforming loans as a percent of total loans	0.16%	0.20%
Total loans receivable, net LIP	$697,416	$677,033
Total loans originated	229,780	154,497

Deposits. During the year ended December 31, 2015, deposits increased $61.3 million to $675.4 million as compared to $614.1 million at December 31, 2014. The largest change to our deposits occurred with a $68.9 million increase to money market accounts, as part of our focus on strengthening our core deposit position. This growth in money market accounts was primarily comprised of $62.8 million in deposits generated in short term accounts from large construction developers that are part of the EB-5 Immigrant Investor Program. We expect $59.0 million of these funds to be withdrawn in 2016. In addition, money market accounts increased $6.2 million due to consumer retail deposits.

Retail certificates of deposit decreased $34.3 million as we continued to reduce higher cost certificates of deposit by competing slightly less aggressively on certain deposit interest rates. As a partial offset, management increased our brokered certificates of deposit by $11.7 million to $66.2 million at December 31, 2015. While these certificates carry a higher cost of funds than retail certificates, their remaining maturity ranges from 2.5 to five years with a call option six months after issuance. The longer term nature of these brokered deposits, along with their enhanced features, compared to retail certificates of deposit, assist us in our interest rate risk management efforts. Also contributing to our efforts to reduce our cost of funds, a $4.5 million decrease in NOW accounts was more than offset by a $15.0 million increase in noninterest checking accounts. Noninterest checking accounts are primarily comprised of operating accounts of businesses located in our primary market. In addition, statement savings accounts increased $4.4 million.

Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk and to leverage our balance sheet. Total FHLB advances at December 31, 2015 were $125.5 million as compared to $135.5 million at December 31, 2014. During 2015, we did not incur any new FHLB advances and paid off $10.0 million at maturity which had a 0.71% cost of funds. As a result, the weighted average rate of our FHLB advances increased to 0.97% for the year ended December 31, 2015, as compared to 0.91% for the year ended December 31, 2014. At December 31, 2015, $84.0 million of FHLB advances are due to mature within one year, with the remaining $41.5 million due in one to five years.

Stockholders’ Equity. Total stockholders’ equity decreased $10.7 million, or 5.9% to $170.7 million at December 31, 2015 from $181.4 million at December 31, 2014, primarily due to stock repurchases. Retained earnings increased $5.9 million due to net income of $9.2 million for 2015, partially offset by $3.2 million of dividends paid to shareholders. Additional paid-in-capital decreased $17.1 million due to the repurchase and retirement of 1,523,567 shares of common stock at an average price of $12.25 per share, partially offset by $1.6 million of stock-based compensation expense.

Comparison of Operating Results for the Years Ended December 31, 2015 and December 31, 2014

Net Interest Income. Net interest income in 2015 was $30.4 million, a $2.0 million or 6.2% decrease from $32.4 million in 2014. The decrease was attributable to a $1.5 million decrease in interest income combined with a $510,000 increase in interest expense. The primary factors behind the decrease in interest income were a decrease in the average yield on our interest-earning assets from 4.50% to 4.13% and an increase in the percentage of average interest-earning deposits to average total interest earning assets. While our total average interest-earning assets increased by $40.1 million, the average balance of interest-earning deposits, held primarily at the FRB and carrying a nominal yield, increased by $57.7 million while the average balance of higher yielding net loan receivables declined $9.6 million, creating a net decrease in interest as a result of these changes in average balances. Our interest rate spread for the year ended December 31, 2015 decreased 39 basis points to 3.23% compared to 3.62% for 2014 due primarily to the decrease in our average yield on interest earning assets.

Interest Income. Total interest income decreased $1.5 million to $37.2 million for the year ended December 31, 2015 from $38.7 million for the year ended December 31, 2014. The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$667,739	5.18%	$675,353	5.37%	$(1,668)
Investments available-for-sale	121,893	1.84	131,474	1.74	(45)
Interest-earning deposits	104,476	0.26	46,776	0.25	159
FHLB stock	6,527	1.06	6,899	0.10	62
Total interest-earning assets	$900,635	4.13%	$860,502	4.50%	$(1,492)

Interest income from net loans receivable decreased $1.7 million, or 4.6%, to $34.6 million for the year ended December 31, 2015. The decrease was due primarily to a decrease in yield from 5.37% in 2014 to 5.18% in 2015. The continued low rate environment during the year resulted in payoffs and refinances of higher yielding loans. While the balance of our net loans receivable increased $21.1 million from December 31, 2014 to December 31, 2015, the growth occurred in the latter part of the year, resulting in a $7.6 million decrease in average loans receivable during 2015, further contributing to the decline in interest income.

Interest income from investments available-for-sale decreased $45,000 primarily as a result of a $9.6 million decrease in the average balance during the year ended December 31, 2015, partially offset by a ten basis point increase in average yield. The balance at December 31, 2015 increased $9.2 million from December 31, 2014, however the average balance for the year decreased as principal paydowns of $18.7 million occurred throughout the year while the $30.0 million net increase from purchase and sale activity occurred primarily in the third and fourth quarters of 2015. While the expected average yield on purchased securities exceeds the average yield on securities sold by 42 basis points, the benefit from the higher average yield was limited to the period since purchase.

Interest income on interest-bearing deposits increased $159,000 during the year ended December 31, 2015 due almost entirely to the $57.7 million increase in the average balance of these deposits. The rate earned on these funds remained stable with a one basis point increase in our average yield over the prior year.

Interest Expense. The following table details average balances, cost of funds and the resulting increase in interest expense for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
NOW accounts	$17,866	0.10%	$21,044	0.11%	$(5)
Statement savings accounts	26,083	0.15	22,580	0.13	10
Money market accounts	167,139	0.36	140,147	0.22	291
Certificates of deposit, retail	338,180	1.06	381,736	1.15	(813)
Certificates of deposit, brokered	64,917	1.91	15,928	1.95	932
Advances from the FHLB	133,527	0.95	128,839	0.91	95
Total interest-bearing liabilities	$747,712	0.90%	$710,274	0.88%	$510

Total interest expense for the year ended December 31, 2015 increased 8.17% to $6.8 million from $6.2 million in 2014.  Interest on brokered certificates of deposit increased by $932,000, primarily due to a $49.0 million increase in the average balance. The addition of brokered funds occurred midyear of 2014, therefore the related increase in interest expense was primarily a reflection of the number of days interest was paid during the year on these funds. These additional brokered deposits were obtained with maturities ranging from four to six years in an effort to help mitigate the Bank's interest rate risk in a rising rate environment, however, this interest rate risk protection came at a cost to current earnings as the rates paid on these longer term deposits are higher than shorter term deposit rates. In addition, interest on money market accounts increased by $291,000, primarily as a result of a 14 basis point increase in the cost of these funds. The average balance of money market funds increased by $27.0 million, resulting in $60,000 of the increase in money market interest expense. Interest expense on FHLB advances increased by $95,000 as a combined result of a $4.7 million increase in the average balance and a four basis point increase in the cost of these funds. Partially offsetting these increases, interest expense for retail certificates of deposit decreased $813,000 during 2015 as compared to 2014 as a combined result of a $43.6 million decrease in the average balance and a nine basis point decrease in the cost of these funds.

Provision for Loan Losses. We recorded a recapture of $2.2 million of the provision for loan losses for the year ended December 31, 2015, reflecting continued improvement in the risk profile of our loan portfolio. During 2015, we had net recoveries of $1.2 million on previously charged off loans. In addition, payoffs of $5.0 million on three loans classified as "special mention" and the decline in classified loans in our loan portfolio resulted in a reduction to the general allowance at December 31, 2015. Loans classified as "substandard" decreased to $3.3 million at December 31, 2015 from $10.2 million at December 31, 2014.

As of December 31, 2015, nonperforming loans, net of LIP, totaled $1.1 million as compared to $1.3 million at December 31, 2014. Nonperforming loans as a percent of total loans was 0.16% at December 31, 2015, compared to 0.20% at December 31, 2014. Of our nonperforming loans, $996,000 related to the one-to-four family residential loan portfolio and $89,000 related to consumer loans.

Noninterest Income. Noninterest income increased $781,000 to $1.3 million for the year ended December 31, 2015 from $498,000 for 2014. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2015	Change from December 31, 2014	Percentage Change
	(Dollars in thousands)
Service fees on deposit accounts	$211	$29	15.8%
Loan service fees	151	(38)	(20.0)
Gain (loss) on sale of investments	92	112	562.1
BOLI change in cash surrender value	533	410	333.5
Other	292	268	1,128.8
Total noninterest income	$1,279	$781	157.0%

During 2015, the cash surrender value of our BOLI policies increased by $410,000, generated primarily by the addition of $20.0 million in additional BOLI policies in April 2015. We recognize the increase in cash surrender value of these policies as noninterest income, which assists in offsetting expenses for employee benefits. In addition, we realized a net gain on sale of securities held for investment of $92,000 in 2015 as compared to a net loss on sale of $20,000 in 2014. Contributing to the increase in other noninterest income during 2015, the sale of investment property generated a net gain of $95,000, and our new wealth management line of business generated $180,000 in commission revenue during its first eight months of operations.

Noninterest Expense. Noninterest expense increased $1.4 million to $19.9 million for the year ended December 31, 2015 from $18.5 million for 2014. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2015	Change from December 31, 2014	Percentage Change
	(Dollars in thousands)
Salaries and employee benefits	$13,940	$1,953	16.3%
Occupancy and equipment	1,440	75	5.5
Professional fees	1,631	91	5.9
Data processing	759	97	14.7
(Gain) loss on sales of OREO property, net	(526)	(612)	(711.6)
OREO market value adjustments	41	(352)	(89.6)
OREO-related expenses, net	1	(189)	(99.5)
Regulatory assessments	470	74	18.7
Insurance and bond premiums	359	(42)	(10.5)
Marketing	211	114	117.5
Other general and administrative	1,552	166	12.0
Total noninterest expense	$19,878	$1,375	7.4%

A significant factor behind the increase in noninterest expense during 2015 was a result of an increase in salaries and employee benefits of $2.0 million. Salary expense increased by $1.3 million as a result of increased employees related to our core processor conversion project and the opening of a new branch office in Mill Creek, Washington, and wage increases as compared to the previous year. In addition, the contribution expense for our defined benefit plan increased by $250,000 as the contribution was electively increased as allowed under last year's pension relief legislation. Health insurance costs increased by $256,000 during 2015 as a combined result of increased premiums and increased head count. These increases in compensation expenses were partially offset by a $150,000 increase in capitalized loan origination costs.

Noninterest expense benefitted from sales of OREO properties which generated a $526,000 net gain in 2015, from the sale of a $4.4 million property, compared to a net loss of $86,000 in 2014. Further, the OREO market valuation expense decreased by $352,000 as a reflection of improvements in the housing prices in our market area. In addition, our OREO inventory decreased to seven properties at December 31, 2015 from 15 properties at December 31, 2014, reducing our OREO holding costs by $189,000 during the year. Marketing expenses increased $114,000 during the year ended December 31, 2015 as compared to last year, primarily as a result of increased customer communication and publicity for our branch opening, core conversion, and the Bank name change that occurred in the third quarter of 2015. Other general and administrative expenses increased by $166,000 during 2015 as compared to 2014 primarily as a result of a $148,000 increase in our reserve for unfunded commitments. The balances of unused lines of credit and construction loans in process increased by $22.4 million year over year, thereby requiring an increase in the related reserve. The unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities.

Federal Income Tax Expense. We recorded a $4.9 million federal income tax provision for 2015, compared to $5.9 million for 2014, primarily as a result of the reduction in pre-tax net income. The provision is based on a 35% tax rate, adjusted for permanent and temporary differences.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

Assets. The following table details the changes in the composition of our assets from at December 31, 2014 from December 31, 2013.

	Balance at December 31, 2014	Change from December 31, 2013	Percentage Change
	(Dollars in thousands)
Cash on hand and in banks	$5,920	$(154)	(2.5)%
Interest-earning deposits	98,129	48,628	98.2
Investments available for sale, at fair value	120,374	(23,990)	(16.6)
Loans receivable, net	663,938	785	0.1
Premises and equipment, net	16,734	(557)	(3.2)
FHLB stock, at cost	6,745	(272)	(3.9)
Accrued interest receivable	3,265	(433)	(11.7)
Deferred tax assets, net	8,338	(6,497)	(43.8)
OREO	9,283	(2,182)	(19.0)
Prepaid expenses and other assets	4,271	690	19.3
Total assets	$936,997	$16,018	1.7%

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

	At or For the Years Ended December 31,
	2014	2013
	(Dollars in thousands)
ALLL balance at beginning of period	$12,994	$12,542
(Recapture of provision) provision for loan losses	(2,100)	(100)
Charge-offs	(642)	(1,596)
Recoveries	239	2,148
ALLL balance at end of period	10,491	12,994
ALLL as a percent of total loans	1.55%	1.91%
ALLL as a percent of nonperforming loans	783.50	325.26
Total nonperforming loans	$1,339	$3,995
Nonperforming loans as a percent of total loans	0.20%	0.59%
Total loans receivable	$677,033	$678,727
Total loans originated	154,497	157,012

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

Noninterest Expense. Noninterest expense decreased $2.6 million to $18.5 million for the year ended December 31, 2014 from $21.1million for 2013. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2014	Change from December 31, 2013	Percentage Change
	(Dollars in thousands)
Salaries and employee benefits	$11,987	$(1,979)	(14.2)%
Occupancy and equipment	1,347	(23)	(1.7)
Professional fees	1,540	(79)	(4.9)
Data processing	681	4	0.6
(Gain) on sales of OREO property, net	86	1,198	(107.7)
OREO market value adjustments	393	(10)	(2.5)
OREO-related expenses, net	190	(411)	(68.4)
Regulatory assessments	396	(297)	(42.9)
Insurance and bond premiums	401	(117)	(22.6)
Proxy contest and related litigation	—	(106)	(100.0)
Marketing	97	(7)	(6.7)
Prepayment penalty on FHLB Advances	—	(679)	(100.0)
Other general and administrative	1,385	(73)	(5.0)
Total noninterest expense	$18,503	$(2,579)	(12.2)%

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

	Year Ended December 31,
	2015			2014			2013
	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
Loans receivable, net	$667,739	$34,612	5.18%	$675,353	$36,280	5.37%	$653,238	$36,207	5.54%
Investments available-for-sale	121,893	2,242	1.84	131,474	2,287	1.74	150,507	2,250	1.49
Interest-earning deposits	104,476	274	0.26	46,776	115	0.25	30,749	79	0.26
FHLB stock	6,527	69	1.06	6,899	7	0.10	7,170	3	0.04
Total interest-earning assets	900,635	37,197	4.13	860,502	38,689	4.50	841,664	38,539	4.58
Noninterest earning assets	57,519			49,946			53,454
Total average assets	$958,154			$910,448			$895,118
Interest-bearing liabilities
NOW accounts	$17,866	$18	0.10%	$21,044	$23	0.11%	$17,890	$30	0.17%
Statement savings accounts	26,083	40	0.15	22,580	30	0.13	18,878	31	0.16
Money market accounts	167,139	603	0.36	140,147	312	0.22	148,904	291	0.20
Certificates of deposit, retail	338,180	3,574	1.06	381,736	4,387	1.15	437,720	6,442	1.47
Certificates of deposit, brokered	64,917	1,243	1.91	15,928	311	1.95	—	—	—
Total deposits	614,185	5,478	0.89	581,435	5,063	0.87	623,392	6,794	1.09
Advances from the FHLB	133,527	1,273	0.95	128,839	1,178	0.91	67,796	732	1.08
Total interest-bearing liabilities	747,712	6,751	0.90	710,274	6,241	0.88	691,188	7,526	1.09
Noninterest bearing liabilities	32,538			17,576			17,393
Average equity	177,904			182,598			186,537
Total average liabilities and equity	$958,154			$910,448			$895,118
Net interest income		$30,446			$32,448			$31,013

Interest rate spread			3.23%			3.62%			3.49%
Net interest margin			3.38%			3.77%			3.68%
Ratio of average interest-
earning assets to average
interest-bearing liabilities	120.45%			121.15%			121.77%
________________
(1) The average loans receivable, net balances include nonaccruing loans.

Yields Earned and Rates Paid

The following table presents the weighted-average yields earned on our assets and the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets and liabilities, for the dates indicated.

	Weighted average yield December 31, 2015	Net Yield Year Ended December 31,
		2015	2014	2013
Yield on interest-earning assets:
Loans receivable, net	4.86%	5.18%	5.37%	5.54%
Investment securities available-for-sale	2.19	1.84	1.74	1.49
FHLB stock	—	1.06	0.10	0.04
Interest-earning deposits	0.50	0.26	0.25	0.26
Total interest-earning assets	3.98	4.13	4.50	4.58
Rate paid on interest-bearing liabilities:
NOW accounts	0.10	0.10	0.11	0.17
Statement savings accounts	0.17	0.15	0.13	0.16
Money market accounts	0.38	0.36	0.22	0.20
Certificates of deposit, retail	1.09	1.06	1.15	1.47
Certificates of deposit, brokered	1.62	1.91	1.95	—
Total interest-bearing deposits	0.85	0.89	0.87	1.09
Advances from the FHLB	0.97	0.95	0.91	1.08
Total interest-bearing liabilities	0.87	0.90	0.88	1.09
Interest rate spread	3.11	3.23	3.62	3.49
Net interest margin	N/A	3.38	3.77	3.68

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

	Year Ended December 31, 2015 Compared to December 31, 2014 Change in Interest			Year Ended December 31, 2014 Compared to December 31, 2013 Change in Interest
	2015			2014
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(1,259)	$(409)	$(1,668)	$(1,150)	$1,223	$73
Investments available-for-sale	122	(167)	$(45)	324	(287)	37
Interest-earning deposits	17	142	$159	(5)	41	36
FHLB stock	62	—	$62	4	—	4
Net change in interest income	(1,058)	(434)	(1,492)	(827)	977	150

Interest-bearing liabilities:
NOW accounts	$(2)	$(3)	$(5)	$(12)	$5	$(7)
Statement savings accounts	5	5	$10	(7)	6	(1)
Money market accounts	231	60	$291	34	(13)	21
Certificates of deposit, retail	(312)	(501)	$(813)	(1,228)	(827)	(2,055)
Certificates of deposit, brokered	(25)	957	$932	—	311	311
Advances from the FHLB	52	43	$95	(218)	664	446
Net change in interest expense	(51)	561	510	(1,431)	146	(1,285)
Net change in net interest income	$(1,007)	$(995)	$(2,002)	$604	$831	$1,435

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

We have utilized the following strategies in our efforts to manage interest rate risk:

•	we are originating shorter term, higher yielding loans, whenever possible;

•	we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets;

•	we have invested in securities with relatively short average lives, generally less than eight years;

•	we have added adjustable-rate securities to our investment portfolio; and

•	we have added brokered certificates of deposit with a call option as a new funding source.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income in varying rate environments. Management retains the services of Darling Consulting Group, LLC ("DCG") to assist in its interest rate risk and asset-liability management. DCG has over 30 years of experience in asset-liability management. Management and DCG use various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 37.7% of our total loans were comprised of adjustable-rate loans at December 31, 2015. At that date, $136.8 million, or 48.2%, of these loans with a weighted-average interest rate of 4.5% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. However, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

The following table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2015, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Interest Rate Simulation Impact on Net Interest Income for the year ended December 31, 2015
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$29,696	0.04%
+200	29,654	(0.10)
+100	29,554	(0.43)
Base	29,683	—
(100)	28,387	(4.37)

The following table illustrates the change in our net portfolio value (“NPV”) at December 31, 2015 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point Change in Rates (1)	Net Portfolio Value (2)			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (6)
	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)
	(Dollars in thousands)
+300	$158,653	$(32,372)	(16.95)%	17.31%	(3.28)%	$916,778
+200	168,782	(22,243)	(11.64)	17.96	(2.25)	939,939
+100	180,563	(10,462)	(5.48)	18.71	(1.06)	965,131
Base	191,025	—	—	19.33	—	988,384
(100)	193,931	2,906	1.52	19.23	0.29	1,008,483
__________

(1)	No rates in the model are allowed to go below zero. Given the relatively low level of market interest rates, a calculation for a decrease of greater than 100 basis points has not been prepared.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under “Item 1. Business – Lending Activities.” At December 31, 2015, the undisbursed portion of construction LIP totaled $53.9 million and unused lines of credit were $12.5 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. Certificates of deposit scheduled to mature in one year or less at December 31, 2015 totaled $134.7 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. In 2015, our posture was to be less aggressive in competing for certificates of deposit and public funds and focus on core deposit acquisition to reduce our cost of funds. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with First Financial Northwest Bank. As further funding sources, we had the ability at December 31, 2015 to borrow an additional $217.0 million from the FHLB and $35.0 million from unused lines of credit with other financial institutions to meet commitments and for liquidity purposes. See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

Capital

Our total stockholders’ equity was $170.7 million at December 31, 2015. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2015, First Financial Northwest Bank exceeded all regulatory capital requirements. Regulatory capital ratios for First Financial Northwest Bank were as follows as of December 31, 2015: Total capital to risk-weighted assets was 17.62%; Tier 1 capital to risk-weighted assets and Common equity tier 1 capital was 16.36%; and Tier 1 capital to total assets was 11.61%. At December 31, 2015, First Financial Northwest Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. See Item 1, "Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements.”

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2015 and 2014, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments for lease payments, to advance additional amounts pursuant to outstanding lines of credit, and to disburse funds related to our construction loans at December 31, 2015.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Unused portion of lines of credit	$12,514	$3,134	$3,719	$5,222	$439
Undisbursed portion of construction loans	53,854	20,030	33,824	—	—
Total commitments	$66,368	$23,164	$37,543	$5,222	$439

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation or liquidity.

Among our contingent liabilities are exposures to limited recourse arrangements with respect to sales of whole loans and participation interests.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table presents a summary of significant contractual obligations as of December 31, 2015, maturing as indicated:

	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Deposits (1)	$420,079	$154,873	$94,377	$6,078	$675,407
Term debt	84,000	31,500	10,000	—	125,500
Other long-term liabilities (2)	192	383	330	1,303	2,208
Lease commitments	107	420	157	—	684
Total contractual obligations	$504,378	$187,176	$104,864	$7,381	$803,799
___________

(1)	Deposit accounts with indeterminate maturities, such as noninterest bearing, NOW, savings and money market accounts are reflected as obligations due in less than one year.

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

We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Northwest, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Financial Northwest, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Everett, Washington
March 8, 2016

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2015	2014
Assets

Cash on hand and in banks	$5,713	$5,920
Interest-earning deposits with banks	99,998	98,129
Investments available-for-sale, at fair value	129,565	120,374
Loans receivable, net of allowance of $9,463 and $10,491	685,072	663,938
Premises and equipment, net	17,707	16,734
Federal Home Loan Bank ("FHLB") stock, at cost	6,137	6,745
Accrued interest receivable	2,968	3,265
Deferred tax assets, net	4,556	8,338
Other real estate owned ("OREO")	3,663	9,283
Bank owned life insurance ("BOLI"), net	23,309	2,776
Prepaid expenses and other assets	1,225	1,495
Total assets	$979,913	$936,997

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing deposits	$29,392	$14,354
Interest-bearing deposits	646,015	599,773
Total deposits	675,407	614,127
Advances from the FHLB	125,500	135,500
Advance payments from borrowers for taxes and insurance	1,794	1,707
Accrued interest payable	135	142
Other liabilities	6,404	4,109
Total liabilities	809,240	755,585

Commitments and contingencies (Note 13)

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 13,768,814 shares at December 31, 2015, and 15,167,381 shares at December 31, 2014	138	151
Additional paid-in capital	136,338	153,395
Retained earnings, substantially restricted	42,892	36,969
Accumulated other comprehensive loss, net of tax	(1,077)	(357)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(7,618)	(8,746)
Total stockholders' equity	170,673	181,412
Total liabilities and stockholders' equity	$979,913	$936,997

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)

	Year Ended December 31,
	2015	2014	2013
Interest income
Loans, including fees	$34,612	$36,280	$36,207
Investments available-for-sale	2,242	2,287	2,250
Interest-earning deposits with banks	274	115	79
Dividends on FHLB stock	69	7	3
Total interest income	$37,197	$38,689	$38,539
Interest expense
Deposits	5,478	5,063	6,794
FHLB advances	1,273	1,178	732
Total interest expense	$6,751	$6,241	$7,526
Net interest income	30,446	32,448	31,013
Recapture of provision for loan losses	(2,200)	(2,100)	(100)
Net interest income after recapture of provision for loan losses	$32,646	$34,548	$31,113
Noninterest income
Net gain (loss) on sale of investments	92	(20)	(38)
BOLI income	533	123	140
Other	654	395	789
Total noninterest income	$1,279	$498	$891
Noninterest expense
Salaries and employee benefits	13,940	11,987	13,966
Occupancy and equipment	1,440	1,347	1,370
Professional fees	1,631	1,540	1,619
Data processing	759	681	677
(Gain) loss on sale of OREO property, net	(526)	86	(1,112)
OREO market value adjustments	41	393	403
OREO related expenses, net	1	190	601
Regulatory assessments	470	396	693
Insurance and bond premiums	359	401	518
Proxy contest and related litigation	—	—	106
Marketing	211	97	104
Prepayment penalty on FHLB advances	—	—	679
Other general and administrative	1,552	1,385	1,458
Total noninterest expense	$19,878	$18,503	$21,082
Income before provision for federal income taxes	14,047	16,543	10,922
Federal income tax provision (benefit)	4,887	5,856	(13,543)
Net income	$9,160	$10,687	$24,465
Basic earnings per share	$0.67	$0.72	$1.47
Diluted earnings per share	$0.67	$0.71	$1.46
Weighted average number of common shares outstanding	13,528,393	14,747,086	16,580,882
Weighted average number of diluted shares outstanding	13,685,982	14,887,198	16,609,867

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income	$9,160	$10,687	$24,465

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities (net of tax provision (benefit) of ($356), $888, and ($106) for 2015, 2014, and 2013, respectively)	(660)	1,650	(2,793)
Reclassification adjustment for net (gains) losses realized in income (net of tax (benefit) provision of ($32), $7, and $13 for 2015, 2014, and 2013, respectively)	(60)	13	25
Other comprehensive (loss) income, net of tax	$(720)	$1,663	$(2,768)
Total comprehensive income	$8,440	$12,350	$21,697

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax		Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2012	18,805,168	$188	$190,534	$6,650	$748	188	$(11,003)	$187,117
Total other comprehensive income, net of tax	—	—	—	24,465	(2,768)	—	—	21,697
Cash dividends declared and paid ($.12 per share)	—	—	—	(1,895)	—		—	(1,895)
Exercise of stock options	314,989	3	3,020	—	—		—	3,023
Repurchase and retirement of common stock	(2,728,018)	(27)	(28,063)	—	—		—	(28,090)
Stock compensation expense	—	—	1,416	—	—	188	—	1,416
Allocation of 112,853 ESOP shares	—	—	(41)	—	—	—	1,128	1,087
Balances at December 31, 2013	16,392,139	$164	$166,866	$29,220	$(2,020)		$(9,875)	$184,355
Total other comprehensive income, net of tax	—	—	—	10,687	1,663	—	—	12,350
Cash dividends declared and paid ($.20 per share)	—	—	—	(2,938)	—		—	(2,938)
Exercise of stock options	369,275	3	3,608	—	—		—	3,611
Repurchase and retirement of common stock	(1,594,033)	(16)	(17,550)	—	—		—	(17,566)
Stock compensation expense	—	—	384	—	—		—	384
Allocation of 112,854 ESOP shares	—	—	87	—	—		1,129	1,216
Balances at December 31, 2014	15,167,381	$151	$153,395	$36,969	$(357)		$(8,746)	$181,412
Total other comprehensive income, net of tax	—	—	—	9,160	(720)		—	8,440
Cash dividends declared and paid ($.24 per share)	—	—	—	(3,237)	—		—	(3,237)
Exercise of stock options	125,000	1	934	—	—		—	935
Repurchase and retirement of common stock	(1,523,567)	(14)	(18,703)	—	—		—	(18,717)
Stock compensation expense	—	—	440	—	—		—	440
Allocation of 112,853 ESOP shares	—	—	272	—	—		1,128	1,400
Balances at December 31, 2015	13,768,814	$138	$136,338	$42,892	$(1,077)		$(7,618)	$170,673

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$9,160	$10,687	$24,465
Adjustments to reconcile net income to net cash provided by operating activities
Recapture of provision for loan losses	(2,200)	(2,100)	(100)
OREO market value adjustments	41	393	403
(Gain) loss on sale of OREO property, net	(526)	86	(1,112)
Net amortization of premiums and discounts on investments	1,104	1,389	1,863
(Gain) loss on sale of investments available-for-sale	(92)	20	38
Depreciation of premises and equipment	809	755	799
Loss on sale of premises and equipment	—	11	—
Deferred federal income taxes (benefit)	4,170	5,602	(13,742)
Allocation of ESOP shares	1,400	1,216	1,087
Stock compensation expense	440	384	1,416
Change in cash surrender value of BOLI	(533)	(123)	(140)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	270	(567)	1,558
Net increase (decrease) in advance payments from borrowers for taxes and insurance	87	(139)	(340)
Accrued interest receivable	297	433	(214)
Accrued interest payable	(7)	54	(91)
Other liabilities	2,295	484	(685)
Net cash provided by operating activities	$16,715	$18,585	$15,205
Cash flows from investing activities:
Proceeds from sales and call of investments	27,327	6,430	45,137
Principal repayments on investments	18,651	20,818	27,009
Purchases of investments	(57,290)	(2,109)	(69,010)
Net (increase) decrease in loans receivable	(19,075)	(508)	(19,070)
Capital (expenditures) reimbursements related to OREO	—	(120)	(75)
Proceeds from sales of OREO properties	6,246	3,646	13,151
Net proceeds from sale or disposal of fixed assets	—	—	9
Purchases of premises and equipment	(1,781)	(209)	(26)
FHLB stock redemptions	608	272	264
Purchase of BOLI	(20,000)	—	—
Net cash (used in) provided by investing activities	$(45,314)	$28,220	$(2,611)
Cash flows from financing activities:
Net increase (decrease) in deposits	61,280	2,062	(53,732)
Advances from the FHLB	—	16,500	119,010
Repayments of advances from the FHLB	(10,000)	—	(83,076)
Proceeds from stock options exercises	935	3,611	3,023
Repurchase and retirement of common stock	(18,717)	(17,566)	(28,090)
Dividends paid	(3,237)	(2,938)	(1,895)
Net cash provided by (used by) financing activities	$30,261	$1,669	$(44,760)
continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net increase (decrease) in cash and cash equivalents	$1,662	$48,474	$(32,166)
Cash and cash equivalents at beginning of year	104,049	55,575	87,741
Cash and cash equivalents at end of year	$105,711	$104,049	$55,575

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,757	$6,187	$7,617
Federal income taxes	228	309	98
Noncash transactions:
Loans transferred to OREO, net of deferred loan fees and allowance for loan and lease losses ("ALLL")	141	1,823	6,485
Change in unrealized loss on investments available-for-sale	(1,108)	2,558	(2,861)

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Financial Northwest Bank (“the Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. First Financial Northwest's business activities generally are limited to passive investment activities and oversight of its investment in First Financial Northwest Bank. Accordingly, the information presented in the consolidated financial statements and related data, relates primarily to First Financial Northwest Bank. First Financial Northwest converted from a savings and loan holding company to a bank holding company in 2015 and is subject to regulation by the Board of Governors of the Federal Reserve Bank of San Francisco (“FRB”) as the successor to the Office of Thrift Supervision (“OTS”). First Financial Northwest Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

First Financial Northwest Bank was organized in 1923 as a Washington state-chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state-chartered mutual savings bank in 1992. In 2002, First Financial Northwest Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank and became the wholly-owned subsidiary of First Financial of Renton, Inc. In connection with the mutual to stock conversion in 2007, the Bank changed its name to First Savings Bank Northwest. In August 2015, the Bank changed its name to First Financial Northwest Bank to support the expansion of focus to being more than a traditional "savings" bank and in February 4, 2016 changed its charter from a Washington chartered stock savings bank to a Washington chartered commercial bank.

First Financial Northwest Bank is a community-based commercial bank primarily serving King and, to a lesser extent, Pierce, Snohomish and Kitsap Counties, Washington through a full-service banking office located in Renton, Washington and a branch office in Mill Creek, Washington. First Financial Northwest Bank's business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business and consumer loans.

The accompanying consolidated financial statements include the accounts of First Financial Northwest and its wholly-owned subsidiaries First Financial Northwest Bank and First Financial Diversified Corporation (collectively, "the Company"). All significant intercompany balances and transactions between First Financial Northwest and its subsidiaries have been eliminated in consolidation.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2015 for potential recognition or disclosure and determined there are no such events or transactions requiring recognition or disclosure.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

The Bank is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. The required reserve balance was $434,000 at December 31, 2015, and $171,000 at December 31, 2014.

Investments

Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. We had no held-to-maturity or trading securities at December 31, 2015, or 2014. Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity.

Investments are classified as available-for-sale if the Company intends to hold the securities for an indefinite period of time, but not necessarily to maturity. Investments available-for-sale are reported at fair value. Unrealized holding gains and losses on investments available-for-sale are excluded from earnings and are reported in other comprehensive income (loss), net of applicable taxes. Gains and losses on sales are recorded on the trade date and determined using the specific identification method. Amortization or accretion of purchase premiums and discounts are included in investment income using the level-yield method over the remaining period to contractual maturity. Dividend or interest income is recognized when it is earned.

The estimated fair value of investments is based on quoted market prices for investments traded in active markets or dealer quotes. Mortgage-backed investments represent participation interest in pools of first mortgage loans originated and serviced by the issuers of the investments.

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

Loans Receivable

Loans are recorded at their outstanding principal balance adjusted for charge-offs, the ALLL and net deferred fees or costs. Interest on loans is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When a loan is identified as impaired, its impairment is measured using the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, the Company uses an observable market price or current fair value of the collateral, less certain completion costs and closing costs when foreclosure is probable, instead of discounted cash flows. The Company obtains annual updated appraisals for impaired collateral dependent loans that exceed $1.0 million and loans that have been transferred to OREO. In addition, the Company may order appraisals on properties not included within these guidelines when there are extenuating circumstances where the Company is not otherwise able to determine the fair value of the property. Appraised values may be discounted based on management's historical knowledge, changes in market conditions from the time of valuation and/or management's expertise and knowledge of the borrower. If management determines that the value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through an allowance estimate or a charge-off to the ALLL.

Troubled Debt Restructurings

Certain loan modifications or restructurings are accounted for as troubled debt restructurings ("TDR"). In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower's financial difficulties, a concession is granted to the borrower that the Company would not otherwise consider. Examples of these modifications or restructurings include advancement of maturity date, accepting interest only payments for a period of time, or granting an interest rate concession for a period of time. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. A loan that is determined to be classified as a TDR is generally reported as a TDR until the loan is paid in full or otherwise settled, sold, or charged-off.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses ("ALLL") is a valuation allowance for probable incurred credit losses. Losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Any subsequent recoveries are credited to the allowance.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

may require management to make adjustments to the allowance based on their judgments about information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation and amortization is 15 to 40 years for buildings and building improvements, and is three to seven years for furniture, fixtures, and equipment. Leasehold improvements are amortized over the life of the lease. Management reviews buildings, improvements and equipment for impairment on an annual basis or whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain a minimum level of investment in the Federal Home Loan Bank of Des Moines (“FHLB”) stock, based on specified percentages of outstanding mortgages and the Bank's outstanding FHLB advances. Ownership of FHLB stock is restricted to the FHLB and member institutions. The Bank's investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value.

Transfer of Financial Assets

Transfers of an entire financial asset, a group of entire financial assets, or participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

Bank-Owned Life Insurance

The Company has purchased life insurance on certain key executives and officers. Bank-owned life insurance ("BOLI") is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Increases to the cash surrender value are recorded as noninterest income and partially offset expenses for employee benefits.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as unused lines of credit and commercial letters of credit issued to meet customer financing needs. The face amount of these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reserve for Unfunded Commitments

Management maintains a reserve for unfunded commitments to absorb probable losses associated with our off-balance sheet commitments to lend funds such as unused lines of credit and the undisbursed portion of construction loans. Management determines the adequacy of the reserve based on reviews of individual exposures, current economic conditions, and other relevant factors. The reserve is based on estimates and ultimate losses may vary from the current estimates. The reserve is evaluated on a regular basis and necessary adjustments are reported in earnings during the period in which they become known. The reserve for unfunded commitments is included in the other liabilities section of the consolidated balance sheets.

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

Federal Income Taxes

The Company files a consolidated Federal income tax return and records its provision for income taxes under the asset and liability method. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Company's financial statements and its tax return. The principal items giving rise to these differences include net operating losses, valuation adjustments on foreclosed properties, and allowance for credit losses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized. The Company's policy is to recognize interest and penalties associated with income tax matters in income tax expense.

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

Earnings Per Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share ("EPS") pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. Certain shares of the Company's nonvested restricted stock awards qualify as participating securities.

Net income is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings or absorb losses. Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares. As ESOP shares are committed to be released, they are included in the outstanding shares used in the basic EPS calculation.

Diluted earnings per share is computed in a similar manner, except that first the denominator is increased to include the number of additional shares that would have been outstanding if potentially dilutive shares, excluding the participating securities, were issued using the treasury stock method. For all periods presented, stock options and certain restricted stock awards are potentially dilutive non-participating instruments issued by the Company.

Undistributed losses are not allocated to the nonvested share-based payment awards (the participating securities) under the two-class method as the holders are not contractually obligated to share in the losses of the Company.

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

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). ASU No. 2015-16 simplifies the accounting for measurement period adjustments. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Prior to this amendment, entities were required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position based on the classification of the related asset or liability for financial reporting, or by the expected reversal date of the temporary difference. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2015-17 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments--Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk. In addition, the ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for fiscal years or interim periods that have not yet been issued if adopted at the beginning of the fiscal year. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. The adoption of ASU 2016-02 is not expected to have a material impact on the Company's consolidated financial statements.

Note 2 - Investments

The following tables summarize the amortized cost and fair value of investments available-for-sale at December 31, 2015, and 2014, and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$50,288	$260	$(227)	$50,321
Freddie Mac	26,011	243	(117)	26,137
Ginnie Mae	13,802	44	(114)	13,732
Municipal bonds	11,787	277	—	12,064
U.S. Government agencies	13,541	89	(88)	13,542
Corporate bonds	14,010	4	(245)	13,769
	$129,439	$917	$(791)	$129,565

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$40,083	$863	$(30)	$40,916
Freddie Mac	21,442	526	(22)	21,946
Ginnie Mae	26,049	87	(122)	26,014
Municipal bonds	642	2	—	644
U.S. Government agencies	16,863	104	(151)	16,816
Corporate bonds	14,061	39	(62)	14,038
	$119,140	$1,621	$(387)	$120,374

There were no investments classified as held-to-maturity at December 31, 2015, or 2014.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of investments available-for-sale at December 31, 2015, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments are shown separately.

	December 31, 2015
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	9,845	9,802
Due after five years through ten years	16,349	16,222
Due after ten years	13,144	13,351
	39,338	39,375
Mortgage-backed investments	90,101	90,190
	$129,439	$129,565

Under Washington state law, in order to participate in the public funds program the Company is required to pledge 100% of the public deposits held in the form of eligible securities. Investments with a carrying value of $17.4 million and $16.3 million were pledged as collateral for public deposits at December 31, 2015, and 2014, respectively, both of which exceeded the minimum collateral requirements established by the Washington Public Deposit Protection Commission. At December 31, 2015, and 2014, there were no investments pledged as collateral for FHLB advances.

Sales of available-for-sale investments were as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Proceeds	$27,327	$4,980	$45,137
Gross gains	449	—	11
Gross losses	(357)	(20)	(49)

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at December 31, 2015 and 2014.

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$37,593	$(227)	$—	$—	$37,593	$(227)
Freddie Mac	12,115	(117)	—	—	12,115	(117)
Ginnie Mae	5,508	(29)	3,233	(85)	8,741	(114)
Municipal bonds	—	—	—	—	—	—
U.S. Government agencies	9,605	(88)	—	—	9,605	(88)
Corporate bonds	10,263	(245)	—	—	10,263	(245)
	$75,084	$(706)	$3,233	$(85)	$78,317	$(791)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$1,456	$(30)	$1,456	$(30)
Freddie Mac	—	—	1,832	(22)	1,832	(22)
Ginnie Mae	1,883	(6)	9,952	(116)	11,835	(122)
Municipal bonds	—	—	—	—	—	—
U.S. Government agencies	545	—	8,096	(151)	8,641	(151)
Corporate bonds	1,496	(4)	5,942	(58)	7,438	(62)
	$3,924	$(10)	$27,278	$(377)	$31,202	$(387)

At December 31, 2015, the Company had 43 securities with a gross unrealized loss of $791,000 with a fair value of $78.3 million. At December 31, 2014, the Company had 24 securities with a gross unrealized loss of $387,000 with a fair value of $31.2 million. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2015, and December 31, 2014, and determined that no OTTI was required. Management believes that, while actual fluctuation in unrealized losses will occur over the life of an investment security, the temporary impairment on the investment securities that were in an unrealized loss position at December 31, 2015 and 2014, will be incrementally relieved as the individual investment securities approach their respective contractual maturity dates. The unrealized losses relate principally to the general change in interest rate and illiquidity, and not credit quality. As management does not intend to sell the security, and it is likely that it will not be required to sell the security before its anticipated recovery, no declines are deemed to be other-than-temporary.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable at December 31, 2015, and 2014 are summarized as follows:

	December 31,
	2015	2014
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$147,229	$161,013
Permanent non-owner occupied	106,543	112,180
Construction non-owner occupied	—	500
	253,772	273,693
Multifamily:
Permanent	122,747	116,014
Construction	21,115	4,450
	143,862	120,464
Commercial real estate:
Permanent	244,211	239,211
Construction	—	6,100
Land	8,290	2,956
	252,501	248,267
Construction/land development: (1)
One-to-four family residential	52,233	19,860
Multifamily	25,551	17,902
Commercial	—	4,300
Land development	8,768	8,993
	86,552	51,055

Business	7,604	3,783
Consumer	6,979	7,130
Total loans	751,270	704,392
Less:
Loans in process ("LIP")	53,854	27,359
Deferred loan fees, net	2,881	2,604
ALLL	9,463	10,491
Loans receivable, net	$685,072	$663,938
___________

(1)
Excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At December 31, 2015, the Company had $21.1 million, or 14.7% of the total multifamily loans, and no commercial or one-to-four family residential loans in these "rollover" type of loans. At December 31, 2014, the Company had $6.1 million, or 2.5% of the total commercial real estate portfolio, $4.5 million, or 3.7% of the total multifamily loans and $500,000, or 0.2% of the total one-to-four family residential loans in these rollover type of loans. At December 31, 2015 and December 31, 2014, $8.3 million and $3.0 million, respectively, of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots when it does not intend to finance the construction as commercial real estate land loans.

At December 31, 2015, and 2014 there were no loans classified as held for sale.

Concentrations of Credit

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Most of the Bank's lending activity occurs within the state of Washington. The primary market areas include King and to a lesser extent Pierce, Snohomish and Kitsap counties. The Company's loan portfolio consists of one-to-four family residential loans which comprised 33.8% of the total loan portfolio at December 31, 2015. Commercial real estate and multifamily loans were 33.6% and 19.1%, respectively, of the total loan portfolio at December 31, 2015, with construction/land development loans, consumer, and business loans accounting for the remaining 13.5% of the loan portfolio. Included in the one-to-four family residential, multifamily, commercial real estate, construction/land development, and consumer loan portfolios at December 31, 2015, were $13.5 million, $2.0 million, $59.9 million, $438,000, $198,000 of total loans, respectively, to the Company's five largest borrowing relationships.

The Company originates both adjustable and fixed interest rate loans. The composition of loans receivable at December 31, 2015, and 2014, was as follows:

December 31, 2015
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$17,476	Due within one year	$122,992
After one year through three years	107,792	After one year through three years	28,316
After three years through five years	91,283	After three years through five years	90,779
After five years through ten years	99,348	After five years through ten years	41,239
Thereafter	151,879	Thereafter	166
	$467,778		$283,492

December 31, 2014
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$39,649	Due within one year	$98,830
After one year through three years	70,416	After one year through three years	27,314
After three years through five years	128,142	After three years through five years	32,842
After five years through ten years	117,199	After five years through ten years	59,682
Thereafter	129,560	Thereafter	758
	$484,966		$219,426

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guarantors. Loans identified as criticized (watch and special mention) or classified (substandard, doubtful or loss) are subject to problem loan reporting every three months.

The following tables summarize changes in the ALLL and loan portfolio by type of loan and reserve method for the periods indicated.

	At or For the Year Ended December 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$3,694	$1,646	$4,597	$355	$47	$152	$10,491
Charge-offs	(27)	(281)	—	—	—	(54)	(362)
Recoveries	936	78	181	—	3	336	1,534
(Recapture) provision	(1,575)	(145)	(1,236)	586	179	(9)	(2,200)
Ending balance	$3,028	$1,298	$3,542	$941	$229	$425	$9,463

General reserve	$2,516	$1,295	$3,364	$941	$229	$386	$8,731
Specific reserve	512	3	178	—	—	39	732

Loans: (1)
Total Loans	$253,772	$133,388	$252,501	$43,172	$7,604	$6,979	$697,416
General reserve (2)	217,677	131,793	247,110	43,172	7,604	6,771	654,127
Specific reserve (3)	36,095	1,595	5,391	—	—	208	43,289
____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Year Ended December 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$5,141	$1,377	$5,881	$399	$14	$182	$12,994
Charge-offs	(78)	—	(311)	(223)	—	(30)	(642)
Recoveries	50	—	174	—	10	5	239
(Recapture) provision	(1,419)	269	(1,147)	179	23	(5)	(2,100)
Ending balance	$3,694	$1,646	$4,597	$355	$47	$152	$10,491

General reserve	$2,894	$1,619	$4,268	$355	$47	$93	$9,276
Specific reserve	800	27	329	—	—	59	1,215

Loans: (1)
Total Loans	$273,565	$120,271	$247,968	$24,316	$3,783	$7,130	$677,033
General reserve (2)	229,827	118,099	238,416	24,316	3,783	6,933	621,374
Specific reserve (3)	43,738	2,172	9,552	—	—	197	55,659
_____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2013
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$5,562	$1,139	$5,207	$437	$30	$167	$12,542
Charge-offs	(456)	(346)	(98)	(582)	(13)	(101)	(1,596)
Recoveries	1,303	237	7	455	—	146	2,148
(Recapture) provision	(1,268)	347	765	89	(3)	(30)	(100)
Ending balance	$5,141	$1,377	$5,881	$399	$14	$182	$12,994

General reserve	$3,601	$1,292	$5,326	$399	$14	$182	$10,814
Specific reserve	1,540	85	555	—	—	—	2,180

Loans: (1)
Total Loans	$280,674	$117,181	$247,402	$23,127	$1,142	$9,201	$678,727
General reserve (2)	232,526	114,740	234,093	22,904	1,142	9,157	614,562
Specific reserve (3)	48,148	2,441	13,309	223	—	44	64,165
______________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2015, total past due loans comprised 0.18% of total loans, net of LIP, as compared to 0.66% at December 31, 2014.

The following tables represent a summary at December 31, 2015, and 2014, of the aging of loans by type:

	Loans Past Due as of December 31, 2015
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$678	$483	$—	$1,161	$146,068	$147,229
Non-owner occupied	—	—	—	—	106,543	106,543
Multifamily	—	—	—	—	133,388	133,388
Commercial real estate	—	—	—	—	252,501	252,501
Construction/land development	—	—	—	—	43,172	43,172
Total real estate	678	483	—	1,161	681,672	682,833
Business	—	—	—	—	7,604	7,604
Consumer	—	78	19	97	6,882	6,979
Total	$678	$561	$19	$1,258	$696,158	$697,416
_________________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2015.
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

The following table is a summary of nonaccrual loans at December 31, 2015, and 2014 by type of loan

	December 31,
	2015	2014
	(In thousands)
One-to-four family residential	$996	$830
Commercial real estate	—	434
Consumer	89	75
Total nonaccrual loans	$1,085	$1,339

Nonperforming loans, net of LIP, were $1.1 million and $1.3 million at December 31, 2015, and 2014, respectively. Foregone interest on nonaccrual loans for the years ended December 31, 2015, 2014, and 2013 were $103,000, $126,000 and $650,000, respectively.

The following tables summarize the loan portfolio at December 31, 2015, and 2014, by type and payment activity:

	December 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$252,776	$133,388	$252,501	$43,172	$7,604	$6,890	$696,331
Nonperforming (2)	996	—	—	—	—	89	1,085
Total	$253,772	$133,388	$252,501	$43,172	$7,604	$6,979	$697,416

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

____________

(1)	There were $146.2 million of owner-occupied one-to-four family residential loans and $106.5 million of non-owner occupied one-to-four family residential loans classified as performing.

(2)	There were $996,000 of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.

(3)	Net of LIP.

	December 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$272,735	$120,271	$247,534	$24,316	$3,783	$7,055	$675,694
Nonperforming (2)	830	—	434	—	—	75	1,339
Total	$273,565	$120,271	$247,968	$24,316	$3,783	$7,130	$677,033

_____________
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

There were no commitments to advance funds related to impaired loans at December 31, 2015, and 2014.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of loans individually evaluated for impairment at December 31, 2015, and 2014, by the type of loan:

	At or For the Year Ended December 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,169	$3,441	$—
Non-owner occupied	23,285	23,310	—
Multifamily	415	414	—
Commercial real estate	2,675	2,857	—
Consumer	132	183	—
Total	29,676	30,205	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	2,120	2,189	85
Non-owner occupied	7,521	7,573	427
Multifamily	1,180	1,180	3
Commercial real estate	2,716	2,717	178
Consumer	76	76	39
Total	13,613	13,735	732
Total impaired loans:
One-to-four family residential:
Owner occupied	5,289	5,630	85
Non-owner occupied	30,806	30,883	427
Multifamily	1,595	1,594	3
Commercial real estate	5,391	5,574	178
Consumer	208	259	39
Total	$43,289	$43,940	$732
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of recorded investment in impaired loans, and interest income recognized on impaired loans at December 31, 2015, 2014 and 2013 by the type of loan:

	Year Ended December 31,
	2015		2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,180	$110	$3,302	$158	$4,773	$146
Non-owner occupied	25,350	1,409	29,105	1,762	29,277	1,697
Multifamily	1,575	30	113	—	1,143	—
Commercial real estate	4,180	187	3,971	291	7,065	344
Construction/land development	—	—	—	—	3,417	—
Consumer	125	2	81	4	539	—
Total	34,410	1,738	36,572	2,215	46,214	2,187

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,131	89	2,975	124	4,249	169
Non-owner occupied	7,801	415	10,395	500	14,545	623
Multifamily	1,430	77	2,187	147	1,414	138
Commercial real estate	3,312	147	6,532	267	7,817	356
Consumer	77	3	20	3	—	—
Total	14,751	731	22,109	1,041	28,025	1,286

Total impaired loans:
One-to-four family residential:
Owner occupied	5,311	199	6,277	282	9,022	315
Non-owner occupied	33,151	1,824	39,500	2,262	43,822	2,320
Multifamily	3,005	107	2,300	147	2,557	138
Commercial real estate	7,492	334	10,503	558	14,882	700
Construction/land development	—	—	—	—	3,417	—
Consumer	202	5	101	7	539	—
Total	$49,161	$2,469	$58,681	$3,256	$74,239	$3,473

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings. The following is a summary of information pertaining to TDRs:

	December 31,
	2015	2014
	(In thousands)
Performing TDRs	$42,128	$54,241
Nonaccrual TDRs	131	—
Total TDRs	$42,259	$54,241

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

The following table presents for the periods indicated TDRs and their recorded investment prior to the modification and after the modification:

	Year Ended December 31,
	2015			2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that occurred during the period:
One-to-four family residential:
Interest only payments with interest rate concession	6	$1,439	$1,439	12	$2,522	$2,522
Principal and interest with interest rate concession	2	426	426	6	1,174	1,174
Advancement of maturity date	2	248	248	9	1,722	1,722
Commercial real estate:
Principal and interest with interest rate concession	1	775	775	—	—	—
Advancement of maturity date	2	866	866	—	—	—
Interest-only payments with interest rate concession	1	496	496	2	3,470	3,470
Interest-only payments with advancement of maturity date	1	2,004	2,004	—	—	—
Total	15	$6,254	$6,254	29	$8,888	$8,888

At December 31, 2015 and 2014, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

TDRs resulted in no charge-offs to the ALLL for the years ended December 31, 2015 and 2014. For the year ended December 31, 2015 and 2014, there were no payment defaults on loans modified as TDRs within the previous 12 months.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators. The Company utilizes a nine-point risk rating system and assigns a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension. Credits risk rated 1 through 5 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on the Company's watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future. Credits classified as special mention are risk rated 6 and possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. Substandard credits are risk rated 7. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. As of December 31, 2015, and 2014, the Company had no loans rated as doubtful or loss.

        The following tables represent a summary of loans at December 31, 2015, and 2014 by type and risk category:

	December 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$247,239	$133,388	$248,196	$43,172	$7,604	$6,702	$686,301
Special mention	3,840	—	3,809	—	—	188	7,837
Substandard	2,693	—	496	—	—	89	3,278
Total	$253,772	$133,388	$252,501	$43,172	$7,604	$6,979	$697,416
 _____________
(1) Net of LIP.

	December 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$263,094	$116,891	$235,841	$24,316	$3,783	$6,833	$650,758
Special mention	4,157	1,416	10,529	—	—	—	16,102
Substandard	6,314	1,964	1,598	—	—	297	10,173
Total	$273,565	$120,271	$247,968	$24,316	$3,783	$7,130	$677,033
______________
(1) Net of LIP.

Certain executive officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties is summarized as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$138	$548	$498
Additions	—	—	353
Repayments	(20)	(410)	(303)
Balance at end of year	$118	$138	$548

Note 4 - Other Real Estate Owned

The following table is a summary of OREO activity for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$9,283	$11,465	$17,347
Loans transferred to OREO	141	1,823	6,485
Capitalized (reimbursed) improvements	—	120	75
Gross proceeds from sale of OREO	(6,246)	(3,646)	(13,151)
Gain (loss) on sale of OREO	526	(86)	1,112
Market value adjustments	(41)	(393)	(403)
Balance at end of year	$3,663	$9,283	$11,465

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. OREO at December 31, 2015 consisted of $3.5 million in commercial real estate properties and $173,000 in construction/land development projects.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at December 31, 2015, and 2014:

	December 31,
	2015	2014
	(In thousands)
Land	$1,914	$1,914
Buildings and improvements	17,820	17,820
Leasehold improvements	391	—
Furniture, fixtures and equipment	3,638	3,399
Computer hardware and software	1,883	969
Construction in process	235	7
	25,881	24,109
Less accumulated depreciation and amortization	(8,174)	(7,375)
Total premises and equipment, net	$17,707	$16,734

Depreciation and amortization expense was $809,000 for the year ended December 31, 2015 and $755,000 and $799,000 for the years ended December 31, 2014 and 2013, respectively.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	December 31, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$50,321	$—	$50,321	$—
Freddie Mac	26,137	—	26,137	—
Ginnie Mae	13,732	—	13,732	—
Municipal bonds	12,064	—	12,064	—
U.S. Government agencies	13,542	—	13,542	—
Corporate bonds	13,769	—	13,769	—
	$129,565	$—	$129,565	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$40,916	$—	$40,916	$—
Freddie Mac	21,946	—	21,946	—
Ginnie Mae	26,013	—	26,013	—
Municipal bonds	644	—	644	—
U.S. Government agencies	16,816	—	16,816	—
Corporate bonds	14,039	—	14,039	—
	$120,374	$—	$120,374	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015, and 2014.

	December 31, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$42,557	$—	$—	$42,557
OREO	3,663	—	—	3,663
Total	$46,220	$—	$—	$46,220
_______________
(1) Total value of impaired loans is net of $732,000 of specific reserves on performing TDRs.

	December 31, 2014
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$54,444	$—	$—	$54,444
OREO (2)	9,283	—	—	9,283
Total	$63,727	$—	$—	$63,727
________________
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

	December 31, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$42,557	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 2.1% (0.3%)

OREO	$3,663	Market approach	Appraised value less selling costs	0.0% -13.6% (1.0%)

	December 31, 2014
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$54,365	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 45.8% (2.2%)

OREO	$9,283	Market approach	Appraised value less selling costs	0.0% - 19.4% (3.3%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of financial instruments at December 31, 2015, and 2014, were as follows:

	December 31, 2015		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,713	$5,713	$5,713	$—	$—
Interest-earning deposits	99,998	99,998	99,998	—	—
Investments available-for-sale	129,565	129,565	—	129,565	—
Loans receivable, net	685,072	693,480	—	—	693,480
FHLB stock	6,137	6,137	—	6,137	—
Accrued interest receivable	2,968	2,968	—	2,968	—

Financial Liabilities:
Deposits	285,416	285,416	285,416	—	—
Certificates of deposit, retail	323,840	324,135	—	324,135	—
Certificates of deposit, brokered	66,151	66,947	—	66,947	—
Advances from the FHLB	125,500	125,466	—	125,466	—
Accrued interest payable	135	135	—	135	—

	December 31, 2014		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,920	$5,920	$5,920	$—	$—
Interest-earning deposits	98,129	98,129	98,129	—	—
Investments available-for-sale	120,374	120,374	—	120,374	—
Loans receivable, net	663,938	678,676	—	—	678,676
FHLB stock	6,745	6,745	—	6,745	—
Accrued interest receivable	3,265	3,265	—	3,265	—

Financial Liabilities:
Deposits	201,539	201,539	201,539	—	—
Certificates of deposit, retail	358,159	359,049	—	359,049	—
Certificates of deposit, brokered	54,429	55,229	—	55,229	—
Advances from the FHLB	135,500	135,392	—	135,392	—
Accrued interest payable	142	142	—	142	—

Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments:

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash on hand and in banks, interest-bearing deposits, accrued interest receivable, and accrued interest payable.

•
FHLB stock: FHLB stock is not publicly-traded, however, it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB’s discretion. The fair value is therefore equal to the book value.

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

Note 7 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Loans receivable	$2,467	$2,879
Investments	493	382
Interest-earning deposits	8	4
	$2,968	$3,265

Note 8 - Deposits

Deposit accounts consisted of the following at December 31, 2015, and 2014:

	December 31,
	2015	2014
	(In thousands)
Noninterest-bearing	$29,392	$14,354
NOW	16,261	20,752
Statement savings	28,327	23,901
Money market	211,436	142,532
Certificates of deposit, retail	323,840	358,159
Certificates of deposit, brokered	66,151	54,429
	$675,407	$614,127

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015, scheduled maturities of certificates of deposit were as follows:

December 31,	Amount
(In thousands)
2016	$134,663
2017	88,147
2018	66,726
2019	82,203
2020	12,174
thereafter	6,078
$389,991

Deposits included public funds of $16.0 million and $15.9 million at December 31, 2015 and 2014, respectively.

Certificates of deposit equal to or exceeding the FDIC insured amount of $250,000 included in deposits at December 31, 2015 and 2014, were $72.5 million and $79.8 million, respectively. Interest expense on these certificates totaled $769,000, $821,000, and $1.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Included in deposits are accounts of $1.8 million and $2.7 million at December 31, 2015, and 2014, respectively which are controlled by management, members of the Board of Directors, and related entities.

Interest expense on deposits for the periods indicated was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
NOW	$18	$23	$30
Statement savings	40	30	31
Money market	603	311	291
Certificates of deposit, retail	3,574	4,388	6,442
Certificates of deposit, brokered	1,243	311	—
	$5,478	$5,063	$6,794

Note 9 - Other Borrowings

At December 31, 2015, and 2014, the Bank maintained credit facilities with the FHLB totaling $342.5 million and $227.3 million, respectively. Outstanding advances totaled $125.5 million at December 31, 2015 and carried a weighted-average interest rate of 0.97%. At December 31, 2014, outstanding advances totaled $135.5 million with a weighted-average interest rate of 0.95%. The credit facility was collateralized by a market value of $162.8 million of single-family residential mortgages, $134.1 million of commercial real estate loans and $68.2 million of multifamily loans under a blanket lien arrangement at December 31, 2015. At December 31, 2014, the credit facility was collateralized by a market value of $171.7 million of single-family residential mortgages, $105.8 million of commercial real estate loans, and $74.2 million of multifamily loans under a blanket lien arrangement. The Bank also had $35.0 million unused line-of-credit facilities with other financial institutions at December 31, 2015, with interest payable at the then stated rate.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding advances consisted of the following at December 31, 2015, and 2014:

December 31, 2015
Maturity Date	Principal Balance	Fixed Interest Rate
(Dollars in thousands)
03/2016	$34,000	0.81
05/2016	20,000	0.70
10/2016	10,000	1.02
11/2016	20,000	0.84
04/2017	20,000	0.87
06/2018	6,500	1.52
11/2018	5,000	1.76
05/2019	10,000	1.70
	$125,500

Note 10 - Benefit Plans

Multi-employer Pension Plans

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

The funding target is the present value of all benefits that have accrued as of the first day of the current plan year (July 1). Because interest rates used to calculate the present value of all benefits (6.28% for 2015 and 6.49% for 2014) is significantly higher than current market rates, the funding target does not represent the Company's actual liability upon withdrawal from participation in the Pentegra DB Plan, which is significantly larger than the funding target. The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July1:

	2015	2014
Source	Valuation Report	Valuation Report
First Financial Northwest's Plan(1)	102.8%	105.3%
_________________
(1) Market value of plan assets reflects any contributions received through June 30, 2015, or 2014, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $190.8 million and $136.5 million for the plan years ending June 30, 2014 and June 30, 2013, respectively. The Company's contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company's policy is to fund pension costs as accrued.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total contributions during the years ended December 31, 2015, 2014, and 2013 were:

2015		2014		2013
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount

11/2015	$540,000	9/25/2014	$8,735	9/18/2013	$26,328
		11/28/2014	539,932	12/5/2013	43,979
				12/20/2013	159,080
Total	$540,000	Total	$548,667	Total	$229,387

Supplemental Executive Retirement Plan

The Company has post-employment agreements with certain key officers to provide supplemental retirement benefits. The Company recorded $101,000, $170,000 and $159,000 of deferred compensation expense for the years ended December 31, 2015, 2014, and 2013, respectively.

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment. Under the plan, employee contributions up to 6% will be matched 50% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market, or fixed income plans. The Company contributed $192,000, $161,000 and $155,000 to the plan for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to First Financial Northwest. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company's discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.6 million were made by the ESOP during 2015, 2014, and 2013.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

A summary of key transactions for the ESOP for the periods indicated follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
ESOP contribution expense	$1,400	$1,216	$1,087
Dividends on unallocated ESOP shares used to reduce ESOP contribution	210	197	132

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares held by the ESOP at December 31, 2015, and 2014, are as follows:

	December 31,
	2015	2014
	(Dollars in thousands, except share data)
Allocated shares	931,040	818,187
Unallocated shares	761,760	874,613
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$10,634	$10,530

Stock-Based Compensation

In June 2008, First Financial Northwest shareholders approved the First Financial Northwest 2008 Equity Incentive Plan (“Plan”). The Plan provides for the grant of stock options, restricted stock, and stock appreciation rights.

Total compensation expense for the Plan for the years ended December 31, 2015, 2014, and 2013 was $440,000, $384,000, and $1.4 million, respectively. The related income tax benefit was $154,070, $134,000 and $496,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Stock Options

The Plan authorized the grant of stock options amounting to 2,285,280 shares to Company directors, advisory directors, officers, and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of ten years. Any unexercised stock options will expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At December 31, 2015, remaining options for 591,756 shares of common stock were available for grant under the Plan.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
Annual dividend yield	1.77%	1.86%	1.35%
Expected volatility	35.30	37.27	34.05
Risk-free interest rate	2.23	2.44	2.18
Expected term	10.0 years	10.0 years	8.1 years
Weighted-average grant date fair value per option granted	$4.74	$4.13	$3.70

A summary of the Company’s stock option plan awards activity for the year ended December 31, 2015 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2014	929,260	$9.51	—	$—
Granted	80,000	12.98	—	—
Exercised	(125,000)	7.48	—	—
Outstanding at December 31, 2015	884,260	10.11	4.93	3,403,707
Expected to vest assuming a 3% forfeiture rate over the vesting term	876,400	10.10	4.90	3,380,786
Exercisable at December 31, 2015	622,260	9.72	3.46	2,639,687

As of December 31, 2015, there was $926,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.6 years.

Restricted Stock Awards

The Plan authorized the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the value on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At December 31, 2015, remaining restricted awards for 74,478 shares were available to be issued. Shares that have been awarded but have not yet vested are held in a reserve account until they are vested.

A summary of changes in nonvested restricted stock awards for the period ended December 31, 2015, follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2012	244,847	$8.95
Granted	25,000	10.88
Vested	(156,047)	9.72
Forfeited	(10,400)	9.12
Nonvested at December 31, 2013	103,400	8.24
Vested	(27,800)	7.64
Nonvested at December 31, 2014	75,600	8.47
Vested	(27,800)	7.64
Nonvested at December 31, 2015	47,800	8.95

Expected to vest assuming a 3% forfeiture rate over the vesting term	46,366

As of December 31, 2015 there was $358,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2015, and 2014 were $212,000 and $212,000, respectively.

Note 11 - Federal Income Taxes

The components of income tax expense (benefit) for the periods indicated are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current	$717	$254	$199
Deferred	4,170	5,602	(13,742)
Total income tax expense (benefit)	$4,887	$5,856	$(13,543)

A reconciliation of the tax provision (benefit) based on the statutory corporate rate of 35% during the years ended December 31, 2015, 2014 and 2013 on pretax income is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income tax expense at statutory rate	$4,917	$5,790	$3,823
Income tax effect of:
Tax exempt interest, net	(38)	(8)	(21)
Change in valuation allowance	(112)	19	(17,329)
Benefit of lower federal tax bracket	(39)	—	—
Other, net	159	55	(16)
Total income tax expense (benefit)	$4,887	$5,856	$(13,543)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax asset, included in the accompanying consolidated balance sheets, consisted of the following at the dates indicated:

	December 31,
	2015	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$—	$3,052	$7,441
Charitable contributions	7	2	27
ALLL	3,257	3,599	4,454
Reserve for unfunded commitments	187	128	121
Deferred compensation	646	688	698
Net unrealized loss on investments available for sale	—	—	463
Alternative minimum tax credit carryforward	1,375	1,939	1,685
Employee benefit plans	1,051	1,535	1,701
Net capital loss on investments	—	450	431
OREO market value adjustments	213	414	392
Accrued expenses	510	165	285
Deferred tax assets before valuation allowance	7,246	11,972	17,698
Valuation allowance	—	(450)	(431)
Total deferred tax assets	7,246	11,522	17,267
Deferred tax liabilities:
FHLB stock dividends	$1,255	$1,337	$1,337
Loan origination fees and costs	870	744	592
Net unrealized gain on investments available for sale	44	432	—
Fixed assets	299	472	365
Other, net	222	199	138
Total deferred tax liabilities	$2,690	$3,184	$2,432
Deferred tax assets, net	$4,556	$8,338	$14,835

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

The Company utilized its remaining federal net operating loss carryforward during 2015 and a portion of the remaining capital loss carryforward. The unused capital loss carryforward expired on December 31, 2015. At this date, the Company had an alternative minimum tax credit carryforward totaling $1.4 million, with no expiration date.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  In order to support a conclusion that a valuation allowance is not needed, management evaluates both positive and negative evidence under the "more likely than not" standard. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which the strength of the evidence can be objectively verified. As of December 31, 2015, it was determined the full deferred tax asset would be realized in future periods and a valuation allowance would not be necessary.

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

As of December 31, 2015, according to the most recent notification from the FDIC, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank's category.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual capital amounts and ratios at December 31, 2015, and 2014, are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2015:
Total risk-based capital
Bank only	$121,237	17.62%	$55,058	8.00%	$68,823	10.00%
Parent company	179,551	25.94	55,369	8.00	69,211	10.00

Tier 1 risk-based capital
Bank only	112,613	16.36	41,294	6.00	55,058	8.00
Parent company	170,877	24.69	41,527	6.00	55,369	8.00

Common equity tier 1 capital
Bank only	112,613	16.36	30,970	4.50	44,735	6.50
Parent company	170,877	24.69	31,145	4.50	44,987	6.50

Tier 1 leverage capital
Bank only	112,613	11.61	38,787	4.00	48,484	5.00
Parent company	170,877	17.55	38,952	4.00	48,484	5.00

December 31, 2014: (1)
Total risk-based capital
Bank only	$116,053	19.56%	$47,469	8.00%	$59,336	10.00%

Tier 1 risk-based capital
Bank only	108,596	18.30	23,734	4.00	35,602	6.00

Tier 1 leverage capital
Bank only	108,596	11.79	36,849	4.00	46,061	5.00
_____________
(1) As a small bank holding company, First Financial Northwest was not required to file regulatory ratios until the first quarter of 2016. Ratios were calculated voluntarily during 2015 in preparation of the filing requirement.

Note 13 - Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company makes loan commitments, typically unfunded loans and unused lines of credit, to accommodate the financial needs of its customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies, including collateral requirements, where appropriate. Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to extend credit totaled $66.4 million and $43.9 million at December 31, 2015, and 2014, respectively.

Lease Commitments. First Financial Northwest Bank has entered into lease commitments for branch space in Mill Creek, Washington and Edmonds, Washington. The following table sets forth, at December 31, 2015, the Bank's commitment for future lease payments under our operating leases:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ending December 31,	Future Minimum Lease Payments
2016	$107,000
2017	133,000
2018	140,000
2019	147,000
2020	140,000
Thereafter	17,000
Total	$684,000

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

Employment Contracts and Severance Agreements. The Company has change in control severance agreements with key officers that offer specified terms of salary coverage. In addition, the Company has employment contracts with certain executives that include specified terms of salary coverage as a result of involuntary termination due to change in control or other circumstances.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Parent Company Only Financial Statements

Presented below are the condensed balance sheets, income statements and statements of cash flows for First Financial Northwest.

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2015	2014
	(In thousands)
Assets
Cash and cash equivalents	$27	$97
Interest-bearing deposits	50,311	64,374
Investment in subsidiaries	117,223	114,412
Receivable from subsidiaries	3,178	1,589
Deferred tax assets, net	23	1,124
Other assets	106	51
Total assets	$170,868	$181,647

Liabilities and Stockholders' Equity
Liabilities:
Payable to subsidiaries	$84	$116
Other liabilities	111	119
Total liabilities	195	235
Stockholders' equity	170,673	181,412
Total liabilities and stockholders' equity	$170,868	$181,647

FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$143	$26	$27
Other income	2	8	12
Total operating income	145	34	39
Operating expenses:
Other expenses	1,440	1,475	1,756
Total operating expenses	1,440	1,475	1,756
Loss before provision for federal income taxes and equity in undistributed earnings of subsidiaries	(1,295)	(1,441)	(1,717)
Federal income tax benefit	(601)	(573)	(619)
Loss before equity in undistributed loss of subsidiaries	(694)	(868)	(1,098)
Equity in undistributed earnings of subsidiaries	9,854	11,555	25,563
Net income	$9,160	$10,687	$24,465

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$9,160	$10,687	$24,465
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(9,854)	(11,555)	(25,563)
Dividends received from subsidiary	6,785	72,300	14,491
ESOP, stock options, and restricted stock compensation	—	13	48
Change in deferred tax assets, net	1,101	(540)	(584)
Change in receivables from subsidiaries	(1,608)	8	(12)
Change in payables to subsidiaries	(32)	50	66
Change in other assets	(55)	(16)	119
Changes in other liabilities	(8)	(130)	(38)
Net cash provided by operating activities	5,489	70,817	12,992
Cash flows from investing activities:
Investments in subsidiaries	—	—	71
ESOP loan repayment	1,115	1,054	1,011
Net cash provided in investing activities	1,115	1,054	1,082
Cash flows from financing activities:
Proceeds from exercise of stock options	935	3,611	3,023
Proceeds for vested awards	282	282	1,508
Repurchase and retirement of common stock	(18,717)	(17,566)	(28,090)
Dividends paid	(3,237)	(2,938)	(1,895)
Net cash used by financing activities	(20,737)	(16,611)	(25,454)
Net (decrease) increase in cash	(14,133)	55,260	(11,380)
Cash and cash equivalents at beginning of year	64,471	9,211	20,591
Cash and cash equivalents at end of year	$50,338	$64,471	$9,211

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except share data)
Net income	$9,160	$10,687	$24,465
Earnings allocated to participating securities	(31)	(52)	(150)
Earnings allocated to common shareholders	$9,129	$10,635	$24,315

Basic weighted-average common shares outstanding	13,528,393	14,747,086	16,580,882
Dilutive effect of stock options	136,670	116,624	28,985
Dilutive effect of restricted stock grants	20,919	23,488	—
Diluted weighted-average common shares outstanding	13,685,982	14,887,198	16,609,867

Basic earnings per share	$0.67	$0.72	$1.47
Diluted earnings per share	$0.67	$0.71	$1.46

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. Options to purchase an additional 225,000, 205,000, and 1,311,433 were not included in the computation of diluted EPS at December 31, 2015, 2014, and 2013, respectively, because the incremental shares under the treasury stock method of calculation resulted in them being antidilutive.

Note 17 - Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last three years.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except share data)
2015
Total interest income	$9,154	$9,221	$9,358	$9,464
Total interest expense	1,632	1,653	1,694	1,772
Net interest income	7,522	7,568	7,664	7,692
Recapture of provision for loan losses	(100)	(500)	(700)	(900)
Net interest income after recapture of provision for loan losses	7,622	8,068	8,364	8,592
Total noninterest income	91	357	447	384
Total noninterest expense	4,290	4,874	5,381	5,333
Income before provision for income taxes	3,423	3,551	3,430	3,643
Provision for federal income tax expense	1,194	1,183	984	1,526
Net income	$2,229	$2,368	$2,446	$2,117

Basic earnings per share	$0.16	$0.17	$0.18	$0.16
Diluted earnings per share	$0.16	$0.17	$0.18	$0.16

2014
Total interest income	$9,652	$9,695	$9,736	$9,606
Total interest expense	1,598	1,517	1,517	1,609
Net interest income	8,054	8,178	8,219	7,997
Recapture of provision for loan losses	(500)	(100)	(300)	(1,200)
Net interest income after recapture of provision for loan losses	8,554	8,278	8,519	9,197
Total noninterest income	68	88	186	156
Total noninterest expense	4,524	4,702	4,508	4,769
Income before provision for income taxes	4,098	3,664	4,197	4,584
Provision for federal income tax expense	1,453	1,297	1,462	1,644
Net income	$2,645	$2,367	$2,735	$2,940

Basic earnings per share	$0.17	$0.16	$0.19	$0.20
Diluted earnings per share (1)	$0.17	$0.16	$0.19	$0.20

2013
Total interest income	$9,538	$9,684	$9,549	$9,768
Total interest expense	2,149	1,879	1,804	1,694
Net interest income	7,389	7,805	7,745	8,074
Provision (recapture of provision) for loan losses	—	100	—	(200)
Net interest income after provision (recapture of provision) for loan losses	7,389	7,705	7,745	8,274
Total noninterest income	104	155	120	512
Total noninterest expense	5,878	5,306	5,388	4,510
Income before provision (benefit) for income taxes	1,615	2,554	2,477	4,276
Provision (benefit) for federal income taxes	59	(13,809)	(135)	342
Net income	$1,556	$16,363	$2,612	$3,934

Basic earnings per share (1)	$0.09	$0.96	$0.16	$0.25
Diluted earnings per share (1)	$0.09	$0.95	$0.16	$0.25
(1) Basic and diluted quarterly earnings per share may not equal total due to rounding.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2015 under the supervision and with the participation of our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO"), and several other members of our senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2015, First Financial Northwest's disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to First Financial Northwest management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

First Financial Northwest's management assessed the effectiveness of First Financial Northwest's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, First Financial Northwest's management believes that, as of December 31, 2015, First Financial Northwest's internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company's consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included in Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2015 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under the section captioned "Proposal 1 - Election of Directors" in First Financial Northwest's Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference.

For information regarding the executive officers of First Financial Northwest and the Bank, see the information contained herein under the section captioned "Item 1. Business - Personnel - Executive Officers of the Registrant."

Audit Committee Financial Expert

Through December 31, 2015, our Audit Committee was composed of Directors Gary F. Kohlwes (Chairman), Gary F. Faull and Joann E. Lee. As of January 1, 2016, as part of the normal rotation of Directors, Roger H. Molvar replaced Gary F. Kohlwes as a member of the Audit Committee and became the Chairman. Each member of the Audit Committee is “independent” as defined in listing standards of The Nasdaq Stock Market LLC. Our Board of Directors has designated Director Joann E. Lee as the Audit Committee financial expert, as defined in the SEC’s Regulation S-K. Director Joann E. Lee is independent as that term is used in Item 407(d)(5)(i)(B) of SEC’s regulation S-K.

Code of Business Conduct and Ethics

A copy of the Code of Business Conduct and Ethics is available on our website at www.ffnwb.com under Investor Relations – Corporate Overview – Governance Documents. Additionally, any material amendments to, or waiver from a provision of the Code of Business Conduct and Ethics will be posted to the same website.

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

(d)    Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest's equity compensation plans as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2008 Equity Incentive Plan(1)	884,260	$10.11	591,756
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	884,260	$10.11	591,756
___________________
(1)    The restricted shares granted under the 2008 Equity Incentive Plan were purchased by First Financial Northwest in open market transactions and subsequently issued to First Financial Northwest's directors and certain employees. As of December 31, 2015, there were 839,634 restricted shares granted pursuant to the 2008 Equity Incentive Plan and 74,478 shares were available for future grants of restricted stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item under the sections captioned "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Transactions with Related Persons," and "Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Director Independence" in the Proxy Statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item under the section captioned "Proposal 4- Ratification of Appointment of Independent Auditor" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (333-143539))
3.2	Amended and Restated Bylaws of First Financial Northwest (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 21, 2015)
10.1
Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2013)

10.2	Form of Change in Control Severance Agreement for Executive Officers (incorporated by reference to Exhibit10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2014)
10.4
Form of Supplemental Executive Retirement Agreement entered into by First Financial Northwest Bank with Victor Karpiak, Harry A. Blencoe, Robert H. Gagnier, and Joseph W. Kiley III (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (333-143539))

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

10.11	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2013)
10.12
Separation Agreement and General Release between Herman L. Robinson and First Financial Northwest Bank dated November 9, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 25, 2015)

10.13
Form of Second Separation Agreement and General Release between Herman L. Robinson and First Financial Northwest Bank(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 25, 2015)

14	Code of Business Conduct and Ethics (posted on the Company’s website at www.ffnwb.com pursuant to Regulation S-K §229.406(c))
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 10, 2016	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Gary F. Kohlwes	Chairman of the Board and Director	March 10, 2016
Gary F. Kohlwes

/s/Joseph W. Kiley III	President, Chief Executive Officer and Director	March 10, 2016
Joseph W. Kiley III	(Principal Executive Officer)

/s/Richard P. Jacobson	Chief Financial Officer and Director	March 10, 2016
Richard P. Jacobson	(Principal Financial Officer)

/s/Christine A. Huestis	Vice President and Controller	March 10, 2016
Christine A. Huestis	(Principal Accounting Officer)

/s/Gary F. Faull	Director	March 10, 2016
Gary F. Faull

/s/Joann E. Lee	Director	March 10, 2016
Joann E. Lee

/s/Roger H. Molvar	Director	March 10, 2016
Roger H. Molvar

/s/Kevin D. Padrick	Director	March 10, 2016
Kevin D. Padrick

/s/Daniel L. Stevens	Director	March 10, 2016
Daniel L. Stevens

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.