Form 10-Q
period 2016-03-31
First Financial Northwest, Inc.
filed 2016-05-06
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 3, 2016, 13,388,342 shares of the issuer's common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	March 31, 2016	December 31, 2015
Assets
	(Unaudited)
Cash on hand and in banks	$6,552	$5,713
Interest-earning deposits with banks	21,706	99,998
Investments available-for-sale, at fair value	135,133	129,565
Loans receivable, net of allowance of $9,471 and $9,463	717,483	685,072
Federal Home Loan Bank ("FHLB") stock, at cost	4,831	6,137
Accrued interest receivable	3,114	2,968
Deferred tax assets, net	3,917	4,556
Other real estate owned ("OREO")	3,405	3,663
Premises and equipment, net	18,166	17,707
Bank owned life insurance ("BOLI"), net	23,474	23,309
Prepaid expenses and other assets	1,462	1,225
Total assets	$939,243	$979,913

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$21,186	$29,392
Interest-bearing deposits	647,370	646,015
Total deposits	668,556	675,407
Advances from the FHLB	91,500	125,500
Advance payments from borrowers for taxes and insurance	3,624	1,794
Accrued interest payable	106	135
Other liabilities	6,279	6,404
Total liabilities	770,065	809,240

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 13,510,400 shares at March 31, 2016, and 13,768,814 shares at December 31, 2015	135	138
Additional paid-in capital	132,564	136,338
Retained earnings, substantially restricted	43,954	42,892
Accumulated other comprehensive loss, net of tax	(140)	(1,077)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(7,335)	(7,618)
Total stockholders' equity	169,178	170,673
Total liabilities and stockholders' equity	$939,243	$979,913

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest income
Loans, including fees	$8,727	$8,576
Investments available-for-sale	675	512
Interest-earning deposits	113	64
Dividends on FHLB stock	47	2
Total interest income	9,562	9,154
Interest expense
Deposits	1,483	1,314
FHLB advances	298	318
Total interest expense	1,781	1,632
Net interest income	7,781	7,522
Recapture of provision for loan losses	(100)	(100)
Net interest income after recapture of provision for loan losses	7,881	7,622
Noninterest income
BOLI income	165	20
Other	315	71
Total noninterest income	480	91
Noninterest expense
Salaries and employee benefits	3,774	3,414
Occupancy and equipment	508	338
Professional fees	468	354
Data processing	190	160
Gain on sale of OREO property, net	(1)	(529)
OREO market value adjustments	258	50
OREO related reimbursements, net	(20)	(48)
Regulatory assessments	120	116
Insurance and bond premiums	88	92
Marketing	36	33
Other general and administrative	352	310
Total noninterest expense	5,773	4,290
Income before federal income tax provision	2,588	3,423
Federal income tax provision	763	1,194
Net income	$1,825	$2,229

Basic earnings per share	$0.14	$0.16
Diluted earnings per share	$0.14	$0.16
Weighted average number of common shares outstanding	12,744,694	14,036,959
Weighted average number of diluted shares outstanding	12,905,527	14,199,715

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$1,825	$2,229
Other comprehensive income, before tax:
Unrealized holding gains on investments available-for-sale (net of tax provision of $506 and $169 for the first quarter of 2016 and 2015, respectively)	937	312
Other comprehensive income, net of tax	937	312
Total comprehensive income	$2,762	$2,541

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2014	15,167,381	$151	$153,395	$36,969	$(357)	$(8,746)	$181,412
Other comprehensive income	—	—	—	2,229	312	—	2,541
Cash dividend declared and paid ($0.06 per share)	—	—	—	(843)	—	—	(843)
Exercise of stock options	50,000	1	488	—	—	—	489
Repurchase and retirement of common stock	(268,300)	(2)	(3,227)	—	—	—	(3,229)
Compensation related to stock options and restricted stock awards	—	—	109	—	—	—	109
Allocation of 28,213 ESOP shares	—	—	61	—	—	282	343
Balances at March 31, 2015	14,949,081	$150	$150,826	$38,355	$(45)	$(8,464)	$180,822

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2015	13,768,814	$138	$136,338	$42,892	$(1,077)	$(7,618)	$170,673
Other comprehensive income	—	—	—	1,825	937	—	2,762
Cash dividend declared and paid ($0.06 per share)	—	—	—	(763)	—	—	(763)
Exercise of stock options	55,673	—	1,348	—	—	—	1,348
Repurchase and retirement of common stock	(314,087)	(3)	(5,310)	—	—	—	(5,313)
Compensation related to stock options and restricted stock awards	—	—	93	—	—	—	93
Allocation of 28,213 ESOP shares	—	—	95	—	—	283	378
Balances at March 31, 2016	13,510,400	$135	$132,564	$43,954	$(140)	$(7,335)	$169,178

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,825	$2,229
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of provision for loan losses	(100)	(100)
OREO market value adjustments	258	50
Gain on sale of OREO property, net	(1)	(529)
Depreciation of premises and equipment	251	182
Amortization of premiums and discounts on investments available-for-sale, net	250	299
Deferred federal income taxes	133	1,120
Allocation of ESOP shares	378	343
Stock compensation expense	93	109
Change in cash surrender value of BOLI	(165)	(20)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(237)	(4,360)
Net increase in advance payments from borrowers for taxes and insurance	1,830	1,368
Accrued interest receivable	(146)	159
Accrued interest payable	(29)	9
Other liabilities	(125)	343
Net cash provided by operating activities	4,215	1,202
Cash flows from investing activities:
Proceeds from sales of OREO properties	1	4,328
Proceeds from calls and sales of investments available-for-sale	45	50
Principal repayments on investments available-for-sale	3,864	4,292
Purchases of investments available-for-sale	(8,285)	(1,897)
Net increase in loans receivable	(32,311)	(4,817)
FHLB stock redemption	1,306	73
Purchases of premises and equipment	(709)	(289)
Proceeds from sale or disposal of premises and equipment, net	—	—
Net cash (used) provided by investing activities	(36,089)	1,740
Cash flows from financing activities:
Net increase (decrease) in deposits	(6,851)	16,877
Repayments of advances from the FHLB	(34,000)	—
Proceeds from stock options exercises	1,348	489
Repurchase and retirement of common stock	(5,313)	(3,229)
Dividends paid	(763)	(843)
Net cash (used) provided by financing activities	(45,579)	13,294

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net (decrease) increase in cash and cash equivalents	$(77,453)	$16,236
Cash and cash equivalents at beginning of quarter	105,711	104,050
Cash and cash equivalents at end of quarter	$28,258	$120,286

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$1,810	$1,623
Federal income taxes paid	500	76
Noncash items:
Loans transferred to OREO, net of deferred loan fees and allowance for loan losses	$—	$141
Change in unrealized loss on investments available for sale	1,443	481

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

First Financial Northwest Bank is headquartered in Renton, Washington, where its main, full service retail branch is located. In addition, the Bank opened branches located in Mill Creek, Washington on September 1, 2015 and Edmonds, Washington on March 21, 2016. Regulatory approval has been received to open an additional branch at The Landing in Renton, Washington, which is expected to open in the second quarter of 2016. The Bank's primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

The Bank is a portfolio lender, originating one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Loans are primarily funded by deposits from the general public, supplemented by borrowings from the Federal Home Loan Bank of Des Moines ("FHLB") and deposits raised in the national brokered deposit market.

As used throughout this report, the terms "we," "our," "us," or the "Company" refer to First Financial Northwest, Inc. and its consolidated subsidiary First Financial Northwest Bank, unless the context otherwise requires.

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses ("ALLL"), the valuation of other real estate owned ("OREO") and the underlying collateral of impaired loans, deferred tax assets, and the fair value of financial instruments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments--Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk. In addition, the ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for fiscal years or interim periods that have not yet been issued if adopted at the beginning of the fiscal year. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's consolidated financial statements.

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
In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The term novation refers to replacing one counterparty to a derivative instrument with another counterparty. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has previously been designated as the hedging instrument does not require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in ASU 2016-05 are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. The Company expects to adopt ASU 2016-05 on a prospective basis and the adoption of ASU 2016-05 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. Topic 815 requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this ASU clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments in this ASU apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. This ASU applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Adoption of ASU 2016-06 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-09, Compensation--Stock Compensation (Topic 718). This ASU was issued as part of the FASB's Simplification Initiative and addresses accounting for share-based payment transactions, including income tax consequences and classification on the statement of cash flows. Under this ASU, all excess tax benefits and deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effect of vested or exercised awards should be reported separately in the period in which they occur. In the statement of cash flows, excess tax benefits should be classified with other income tax cash flows as an operating activity. Entities have the option of accounting for forfeitures when they occur or to estimate the number of awards that are expected to vest. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

period. First Financial Northwest has adopted ASU 2016-09 with no material impact on the Company's consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$50,019	$778	$(30)	$50,767
Freddie Mac	25,065	530	(1)	25,594
Ginnie Mae	13,097	95	(84)	13,108
Municipal bonds	13,242	446	—	13,688
U.S. Government agencies	13,132	153	(23)	13,262
Corporate bonds	19,009	34	(329)	18,714
Total	$133,564	$2,036	$(467)	$135,133

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$50,288	$260	$(227)	$50,321
Freddie Mac	26,011	243	(117)	26,137
Ginnie Mae	13,802	44	(114)	13,732
Municipal bonds	11,787	277	—	12,064
U.S. Government agencies	13,541	89	(88)	13,542
Corporate bonds	14,010	4	(245)	13,769
Total	$129,439	$917	$(791)	$129,565

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated. At both March 31, 2016 and December 31, 2015, we had no municipal bonds in an unrealized loss position.

	March 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$5,964	$(30)	$—	$—	$5,964	$(30)
Freddie Mac	1,603	(1)	—	—	1,603	(1)
Ginnie Mae	1,011	(4)	3,056	(80)	4,067	(84)
U.S. Government agencies	2,234	(23)	—	—	2,234	(23)
Corporate bonds	10,678	(329)	—	—	10,678	(329)
Total	$21,490	$(387)	$3,056	$(80)	$24,546	$(467)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$37,593	$(227)	$—	$—	$37,593	$(227)
Freddie Mac	12,115	(117)	—	—	12,115	(117)
Ginnie Mae	5,508	(29)	3,233	(85)	8,741	(114)
U.S. Government agencies	9,605	(88)	—	—	9,605	(88)
Corporate bonds	10,263	(245)	—	—	10,263	(245)
Total	$75,084	$(706)	$3,233	$(85)	$78,317	$(791)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment ("OTTI") are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At March 31, 2016, the Company had 17 securities in an unrealized loss position, of which three have been in an unrealized loss position for 12 months or more. Management reviewed the financial condition of the entities issuing municipal or corporate bonds at March 31, 2016 and December 31, 2015, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	9,791	9,814
Due after five years through ten years	21,059	20,981
Due after ten years	14,533	14,869
	45,383	45,664
Mortgage-backed investments	88,181	89,469
Total	$133,564	$135,133

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 100% of the public deposits held. Investment securities with market values of $16.9 million and $17.4 million were pledged as collateral for public deposits at March 31, 2016 and December 31, 2015, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three months ended March 31, 2016, and March 31, 2015, we had calls on investment securities of $45,000, and $50,000, respectively, with no gains or losses. There were no sales of investment securities during the first quarter of 2016 or 2015.

During the three months ended March 31, 2016, we purchased $8.3 million of investment securities, consisting of a $5.0 million variable rate corporate bond, $1.5 million of fixed rate municipal bonds, and a $1.8 million fixed rate mortgage backed security. During the three months ended March 31, 2015, we purchased fixed rate investment securities of $1.9 million consisting of a $1.6 million mortgage-backed security and a $280,000 municipal bond.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	March 31, 2016	December 31, 2015
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$147,912	$147,229
Permanent non-owner occupied	108,905	106,543
	256,817	253,772
Multifamily:
Permanent	129,553	122,747
Construction (1)	21,115	21,115
	150,668	143,862
Commercial real estate:
Permanent	258,946	244,211
Land (2)	14,700	8,290
	273,646	252,501
Construction/land development:
One-to-four family residential (1)	50,770	52,233
Multifamily (1)	35,436	25,551
Land development (2)	7,513	8,768
	93,719	86,552

Business	6,548	7,604
Consumer	5,972	6,979
Total loans	787,370	751,270

Less:
Loans in process ("LIP")	58,172	53,854
Deferred loan fees, net	2,244	2,881
Allowance for loan and lease losses ("ALLL")	9,471	9,463
Loans receivable, net	$717,483	$685,072
___________

(1) Construction/land development excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At March 31, 2016 the Company had $21.1 million or 14.0% of its total multifamily portfolio in these rollover loans, as compared to $21.1 million or 14.7% at December 31, 2015. At March 31, 2016, and December 31, 2015, none of the Company's commercial real estate portfolio or one-to-four family residential portfolio included these rollover loans.

(2)At March 31, 2016, and December 31, 2015, $14.7 million and $8.3 million, respectively, of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots (where we do not intend to finance the construction) as commercial real estate land loans.

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

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended March 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,028	$1,298	$3,542	$941	$229	$425	$9,463
Charge-offs	—	—	—	—	—	(19)	(19)
Recoveries	22	—	104	—	—	1	127
Provision (recapture)	(210)	75	73	40	(32)	(46)	(100)
Ending balance	$2,840	$1,373	$3,719	$981	$197	$361	$9,471

ALLL by category:
General reserve	$2,389	$1,373	$3,549	$981	$197	$323	$8,812
Specific reserve	451	—	170	—	—	38	659

Loans: (1)
Total loans	$256,817	$141,235	$273,646	$44,980	$6,548	$5,972	$729,198
Loans with general valuation allowance (2)	223,549	139,648	268,682	44,980	6,548	5,785	689,192
Loans with specific reserves (3)	33,268	1,587	4,964	—	—	187	40,006
____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended March 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,694	$1,646	$4,597	$355	$47	$152	$10,491
Charge-offs	(25)	(281)	—	—	—	(34)	(340)
Recoveries	173	—	—	—	3	281	457
Provision (recapture)	(154)	(342)	38	386	4	(32)	(100)
Ending balance	$3,688	$1,023	$4,635	$741	$54	$367	$10,508

ALLL by category:
General reserve	$3,027	$1,002	$4,242	$741	$54	$323	$9,389
Specific reserve	661	21	393	—	—	44	1,119

Loans: (1)
Total loans	265,822	121,715	249,398	32,868	5,313	6,716	681,832
Loans with general valuation allowance (2)	224,385	117,869	240,732	32,868	5,313	6,520	627,687
Loans with specific reserves (3)	41,437	3,846	8,666	—	—	196	54,145
_____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2016, total past due loans comprised 0.19% of total loans receivable, net of LIP, as compared to 0.18% at December 31, 2015. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of March 31, 2016
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$481	$331	$475	$1,287	$146,625	$147,912
Non-owner occupied	—	—	—	—	108,905	108,905
Multifamily	—	—	—	—	141,235	141,235
Commercial real estate	—	—	—	—	273,646	273,646
Construction/land development	—	—	—	—	44,980	44,980
Total real estate	481	331	475	1,287	715,391	716,678
Business	—	—	—	—	6,548	6,548
Consumer	53	69	—	122	5,850	5,972
Total loans	$534	$400	$475	$1,409	$727,789	$729,198
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at March 31, 2016.
(2) Net of LIP.

	Loans Past Due as of December 31, 2015
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$678	$483	$—	$1,161	$146,068	$147,229
Non-owner occupied	—	—	—	—	106,543	106,543
Multifamily	—	—	—	—	133,388	133,388
Commercial real estate	—	—	—	—	252,501	252,501
Construction/land development	—	—	—	—	43,172	43,172
Total real estate	678	483	—	1,161	681,672	682,833
Business	—	—	—	—	7,604	7,604
Consumer	—	78	19	97	6,882	6,979
Total loans	$678	$561	$19	$1,258	$696,158	$697,416
_________________

(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2015.
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

The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	March 31, 2016	December 31, 2015
	(In thousands)
One-to-four family residential	$985	$996
Consumer	69	89
Total nonaccrual loans	$1,054	$1,085

During the three months ended March 31, 2016, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $14,000. For the three months ended March 31, 2015, foregone interest on nonaccrual loans was $26,000.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	March 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$255,832	$141,235	$273,646	$44,980	$6,548	$5,903	$728,144
Nonperforming (3)	985	—	—	—	—	69	1,054
Total loans	$256,817	$141,235	$273,646	$44,980	$6,548	$5,972	$729,198
_____________

(1)	Net of LIP.

(2)	There were $146.9 million of owner-occupied one-to-four family residential loans and $108.9 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	There were $985,000 of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$252,776	$133,388	$252,501	$43,172	$7,604	$6,890	$696,331
Nonperforming (3)	996	—	—	—	—	89	1,085
Total loans	$253,772	$133,388	$252,501	$43,172	$7,604	$6,979	$697,416
_____________

(1) Net of LIP.
(2) There were $146.2 million of owner-occupied one-to-four family residential loans and $106.5 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) There were $996,000 of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.

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

There were no funds committed to be advanced in connection with impaired loans at either March 31, 2016, or December 31, 2015.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	March 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,575	$2,856	$—
Non-owner occupied	22,930	22,948	—
Multifamily	1,587	1,587	—
Commercial real estate	2,257	2,335	—
Consumer	112	164	—
Total	29,461	29,890	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	2,111	2,181	76
Non-owner occupied	5,652	5,704	375
Commercial real estate	2,707	2,707	170
Consumer	75	75	38
Total	10,545	10,667	659
Total impaired loans:
One-to-four family residential:
Owner occupied	4,686	5,037	76
Non-owner occupied	28,582	28,652	375
Multifamily	1,587	1,587	—
Commercial real estate	4,964	5,042	170
Consumer	187	239	38
Total	$40,006	$40,557	$659
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,872	$60	$3,315	$47
Non-owner occupied	23,108	321	28,527	430
Multifamily	1,001	27	842	—
Commercial real estate	2,466	39	4,543	70
Consumer	122	2	118	1
Total	29,569	449	37,345	548

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,116	29	2,349	30
Non-owner occupied	6,587	78	8,397	119
Multifamily	590	—	2,167	33
Commercial real estate	2,712	40	4,566	58
Consumer	76	1	79	1
Total	12,081	148	17,558	241

Total impaired loans:
One-to-four family residential:
Owner occupied	4,988	89	5,664	77
Non-owner occupied	29,695	399	36,924	549
Multifamily	1,591	27	3,009	33
Commercial real estate	5,178	79	9,109	128
Consumer	198	3	197	2
Total	$41,650	$597	$54,903	$789

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

At March 31, 2016 and December 31, 2015, the TDR portfolio totaled $39.0 million and $42.3 million, respectively, of which one loan of $131,000 was not performing in accordance with the terms of its restructure and was on nonaccrual status.

The following table presents loans that were modified as TDRs within the periods indicated, and their recorded investment both prior to and after the modification:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Principal and interest with interest rate concession	1	$558	$558	—	$—	$—
Advancement of maturity date	—	—	—	2	248	248
Commercial real estate:
Interest-only payments with interest rate concession and advancement of maturity date	1	495	495	—	—	—
Advancement of maturity date	—	—	—	1	454	454
Interest-only payments with advancement of maturity date	—	—	—	1	2,004	2,004
Total	2	$1,053	$1,053	4	$2,706	$2,706

At March 31, 2016, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

The TDRs that occurred during the three months ended March 31, 2016 and 2015, were the result of granting the borrower interest rate concessions and/or interest-only payments and advancing the maturity date for a period of time ranging from one to three years. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount increases the ALLL and is expensed

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to earnings. As loan payments are received in future periods, the impairment is amortized over the life of the concession, reducing ALLL and recapturing provision expense. No loans accounted for as a TDR were charged-off to the ALLL for the three months ended March 31, 2016 and 2015.

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three months ended March 31, 2016 and 2015, one commercial loan of $495,000 that had been modified with an interest rate concession and advancement of maturity date within the previous 12 months missed one payment, but was current as of March 31, 2016.

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

Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at March 31, 2016 and December 31, 2015.

The following tables represent a summary of loans by type and risk category at the dates indicated:

	March 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$250,241	$141,235	$269,359	$44,980	$6,548	$5,715	$718,078
Special mention	3,903	—	3,791	—	—	188	7,882
Substandard	2,673	—	496	—	—	69	3,238
Total loans	$256,817	$141,235	$273,646	$44,980	$6,548	$5,972	$729,198
 _____________

(1) Net of LIP.

	December 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$247,239	$133,388	$248,196	$43,172	$7,604	$6,702	$686,301
Special mention	3,840	—	3,809	—	—	188	7,837
Substandard	2,693	—	496	—	—	89	3,278
Total loans	$253,772	$133,388	$252,501	$43,172	$7,604	$6,979	$697,416
  _____________

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Net of LIP.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$3,663	$9,283
Loans transferred to OREO	—	141
Gross proceeds from sale of OREO	(1)	(4,328)
Gain on sale of OREO	1	529
Market value adjustments	(258)	(50)
Balance at end of period	$3,405	$5,575

There were no sales of OREO property during the first quarter of 2016. However, there was a $1,000 refund of selling costs for an OREO property sold in a previous quarter. Market valuation adjustments were made on two properties based on appraisals or other market data. A contract was entered in to sell one commercial real estate property that supported a write down of $248,000. OREO at March 31, 2016 consisted of $3.2 million in commercial real estate properties and $164,000 in construction and land development projects.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at March 31, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$50,767	$—	$50,767	$—
Freddie Mac	25,594	—	25,594	—
Ginnie Mae	13,108	—	13,108	—
Municipal bonds	13,688	—	13,688	—
U.S. Government agencies	13,262	—	13,262	—
Corporate bonds	18,714	—	18,714	—
Total	$135,133	$—	$135,133	$—

	Fair Value Measurements at December 31, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$50,321	$—	$50,321	$—
Freddie Mac	26,137	—	26,137	—
Ginnie Mae	13,732	—	13,732	—
Municipal bonds	12,064	—	12,064	—
U.S. Government agencies	13,542	—	13,542	—
Corporate bonds	13,769	—	13,769	—
Total	$129,565	$—	$129,565	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015.

	Fair Value Measurements at March 31, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$39,347	$—	$—	$39,347
OREO	3,405	—	—	3,405
Total	$42,752	$—	$—	$42,752
_____________

(1)	Total fair value of impaired loans is net of $659,000 of specific reserves on performing TDRs.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at December 31, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$42,557	$—	$—	$42,557
OREO	3,663	—	—	3,663
Total	$46,220	$—	$—	$46,220
_____________

(1)    Total fair value of impaired loans is net of $732,000 of specific reserves on performing TDRs.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$39,347	Market approach	Appraised value discounted by market or borrower conditions	0%-3.1% (0.02%)

OREO	$3,405	Market approach	Appraised value less selling costs	0% - 32.9% (7.0%)

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$42,557	Market approach	Appraised value discounted by market or borrower conditions	0% - 2.1% (0.3%)

OREO	$3,663	Market approach	Appraised value less selling costs	0% - 13.6% (1.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	March 31, 2016
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$6,552	$6,552	$6,552	$—	$—
Interest-earning deposits	21,706	21,706	21,706	—	—
Investments available-for-sale	135,133	135,133	—	135,133	—
Loans receivable, net	717,483	736,420	—	—	736,420
FHLB stock	4,831	4,831	—	4,831	—
Accrued interest receivable	3,114	3,114	—	3,114	—

Financial Liabilities:
Deposits	278,748	278,748	278,748	—	—
Certificates of deposit, retail	324,196	326,315	—	326,315	—
Certificates of deposit, brokered	65,612	66,670	—	66,670	—
Advances from the FHLB	91,500	91,830	—	91,830	—
Accrued interest payable	106	106	—	106	—

	December 31, 2015
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,713	$5,713	$5,713	$—	$—
Interest-earning deposits	99,998	99,998	99,998	—	—
Investments available-for-sale	129,565	129,565	—	129,565	—
Loans receivable, net	685,072	693,480	—	—	693,480
FHLB stock	6,137	6,137	—	6,137	—
Accrued interest receivable	2,968	2,968	—	2,968	—

Financial Liabilities:
Deposits	285,416	285,416	285,416	—	—
Certificates of deposit, retail	323,840	324,135	—	324,135	—
Certificates of deposit, brokered	66,151	66,947	—	66,947	—
Advances from the FHLB	125,500	125,466	—	125,466	—
Accrued interest payable	135	135	—	135	—

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

For the three months ended March 31, 2016 and 2015, total compensation expense for the Plan was $93,000 and $109,000, respectively, and the related income tax benefit was $32,000 and $38,000, respectively.

Stock Options

The Plan authorizes the grant of stock options totaling 2,285,280 shares to Company directors, advisory directors, officers and employees. Option awards are granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank. First Financial Northwest has a policy of issuing new shares from authorized but unissued common stock upon the exercise of stock options. At March 31, 2016, remaining options for 611,756 shares of common stock were available for grant under the Plan.

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

A summary of the Company’s stock option plan awards and activity for the three months ended March 31, 2016, follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended March 31, 2016
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2016	884,260	$10.11
Exercised	(137,940)	9.78
Forfeited or expired	(20,000)	12.05
Outstanding at March 31, 2016	726,320	10.12	5.03	2,227,725
Vested and expecting to vest assuming a 3% forfeiture rate over the vesting term	719,060	10.11	5.00	2,211,308
Exercisable at March 31, 2016	484,320	9.70	3.49	1,680,485

As of March 31, 2016, there was $789,455 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.37 years. There were no stock options granted during the three months ended March 31, 2016.

Restricted Stock Awards

The Plan authorizes the grant of restricted stock awards amounting to 914,112 shares to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the stock price on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. At March 31, 2016, remaining restricted stock awards for 74,478 shares were available to be awarded. Shares that have been awarded but have not yet vested are held in a reserve account until they are vested.

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2016, follows:

	For the Three Months Ended March 31, 2016
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	47,800	$8.95
Granted	—
Vested	—
Nonvested at March 31, 2016	47,800	8.95
Expected to vest assuming a 3% forfeiture rate over the vesting term	46,366

As of March 31, 2016, there was $312,970 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.81 years.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. At March 31, 2016, it was determined that the full deferred tax asset would be realized in future periods and no valuation allowance was required.

Our effective tax rate for the first three months of 2016 was 29.5% partially as a result of permanent tax exclusions of the noninterest income from BOLI and an additional tax benefit as a result of the exercise of certain stock options. Estimated compensation expense is accrued to the deferred tax asset over the vesting period of the options. When these options were exercised, the actual stock price for our common stock was higher than previously estimated, resulting in an increase to actual compensation expense above the amount previously accrued and recognition of a tax benefit.

The Company has prepared federal tax returns through December 31, 2015, at which time the Company has an alternative minimum tax credit carryforward totaling $1.4 million which has no expiration date.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except share data)
Net income	$1,825	$2,229
Less: Earnings allocated to participating securities	(6)	(11)
Earnings allocated to common shareholders	$1,819	$2,218

Basic weighted average common shares outstanding	12,744,694	14,036,959
Dilutive stock options	144,521	139,817
Dilutive restricted stock grants	16,312	22,939
Diluted weighted average common shares outstanding	12,905,527	14,199,715

Basic earnings per share	$0.14	$0.16
Diluted earnings per share	$0.14	$0.16

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2016, options to purchase an additional 60,000 shares of common stock were not included in the computation of diluted earnings per share because the incremental shares under the treasury stock method of calculation resulted in them being anti-dilutive. For the three months ended March 31, 2015, options to purchase an additional 225,000 were excluded as their effect would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd Frank Act") and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K"). Any of the forward-looking statements that we make in this

Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Overview

First Financial Northwest Bank ("the Bank") is a wholly-owned subsidiary of First Financial Northwest, Inc. ("the Company") and, as such, comprises substantially all of the activity for First Financial Northwest. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. Our full-service banking office in Renton, Washington serves primarily King County, and also Pierce, Snohomish and Kitsap counties. Additional branches opened in Mill Creek, Washington in September 2015 and Edmonds, Washington in March 2016. Further expanding our market presence in King County, the Bank has received regulatory approval to open a fourth location at The Landing, in Renton, Washington, which is expected to open in the second quarter of 2016. Improved technology from the conversion to a new core data processor in August 2015 allows the Bank to better meet the needs of our customers as we seek to broaden the demographics of our customer base.

First Financial Northwest Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines ("FHLB") and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. Recently, improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain areas in the Puget Sound region have led to our significantly increasing originations of construction loans for properties located in our market area. We anticipate that construction lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to builders known to us. On a limited basis, we also will provide multifamily loans to developers with proven success in this type of construction. In addition, we are geographically expanding our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans that are outside of our primary market area.

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

Critical Accounting Policies

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or by using different assumptions. These policies govern the ALLL, the valuation of OREO, and the calculation of deferred taxes, fair values, and other-than-temporary impairments on the market value of investments. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2015 Form 10-K. There have not been any material changes in the Company's critical accounting policies and estimates as compared to the disclosure contained in the 2015 Form 10-K.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total assets were $939.2 million at March 31, 2016, a decrease of 4.2%, from $979.9 million at December 31, 2015. The following table details the $40.7 million net change in the composition of our assets at March 31, 2016 from December 31, 2015.

	Balance at March 31, 2016	Change from December 31, 2015	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$6,552	$839	14.7%
Interest-earning deposits	21,706	(78,292)	(78.3)
Investments available-for-sale, at fair value	135,133	5,568	4.3
Loans receivable, net	717,483	32,411	4.7
Premises and equipment, net	18,166	459	2.6
FHLB stock, at cost	4,831	(1,306)	(21.3)
Accrued interest receivable	3,114	146	4.9
Deferred tax assets, net	3,917	(639)	(14.0)
OREO	3,405	(258)	(7.0)
BOLI, net	23,474	165	0.7
Prepaid expenses and other assets	1,462	237	19.3
Total assets	$939,243	$(40,670)	(4.2)%

Interest-earning deposits. Our interest-earning deposits, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, decreased $78.3 million, or 78.3%, at March 31, 2016, as compared to December 31, 2015. During the first quarter of 2016, cash was reduced by the payoff of a $34.0 million FHLB advance at maturity. In addition, we transferred our cash from lower rate interest-earning deposits to higher yielding assets by using $32.3 million to increase loans receivable and $4.4 million to increase our investment securities.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $5.6 million during the first three months of 2016. To enhance interest income, we purchased one variable rate corporate bond, three fixed rate municipal bonds and one fixed rate mortgage-backed security with a combined yield of 4.62%. We did not sell any securities during the first quarter of 2016, however, we received partial calls on three securities for a total of $45,000. At March 31, 2016, corporate bonds issued by financial institutions represented 13.8% of our investments available-for-sale and municipal bonds represented 10.1% of our investments available-for-sale. These purchases were part of our investment portfolio restructuring strategy to transition our investment portfolio to securities with longer maturity periods, higher yields, and primarily fixed rates in order to enhance our interest income.

In addition to the purchase and call activity, we received principal repayments of $3.9 million on our investments available-for-sale. The net unrealized gain of our investments available-for-sale had a pre-tax increase of $1.4 million during the three months ended March 31, 2016.

The effective duration of the investments available-for-sale at March 31, 2016, was 3.0% as compared to 3.2% at December 31, 2015. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank's portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank's investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $32.4 million during the first quarter of 2016. Late in the quarter, we supplemented our loan originations by purchasing a pool of $30.0 million of performing commercial real estate and multifamily loans from another financial institution. The loans were purchased at a 2% premium of $588,000 and are intended to be held to maturity. The purchase consisted of eight loans ranging in size from $1.3 million to $8.2 million secured by properties in Washington, Oregon, Utah, Colorado and Arizona. Partially as a result of this purchase, during the first quarter of 2016, multifamily loans increased by $6.8 million and commercial real estate loans increased by $21.1 million. In addition, one-to-four family residential loans increased $3.0 million and construction loans increased $7.2 million, while business and consumer loans decreased by $1.1 million and $1.0 million, respectively, during the first quarter of 2016. The Company plans to continue to purchase loan pools, secured by properties outside of its primary market area, to augment its loan originations.

The majority of our loan portfolio continues to be focused in our primary market area, however we are also seeking geographic diversification of our loan portfolio. The pool of loans purchased during the first quarter is distributed throughout the West Coast. In addition, we are pursuing opportunities for loan participations outside our primary market area that meet our investment and credit quality objectives. During the first quarter of 2016, we hired an employee in the state of California whose focus will be both directly originating new commercial and multifamily real estate loans as well as analyzing loan participation and loan purchase opportunities in the San Francisco Bay area.

At March 31, 2016, we had $58.2 million in committed but undisbursed funds for construction loans, a $4.3 million increase from December 31, 2015. Our construction and land loans consist primarily of $50.8 million in one-to-four family residential construction loans and $35.4 million of multifamily real estate loans. We also have $21.1 million in "rollover" multifamily construction loans included in our multifamily loan portfolio.

Our five largest borrowing relationships, which represent 10.4% of our net loans, had a small increase of $23,000 from December 31, 2015 to March 31, 2016. At March 31, 2016 all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio. The following table details our five largest lending relationships at March 31, 2016:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/ Land Development	Consumer	Aggregate Balance of Loans (3)
		(Dollars in thousands)
Real estate investor	4	$500	$—	$18,263	$—	$—	$18,763
Real estate investor	5	476		15,079	—	48	15,603
Real estate investor	2	—	—	14,411	—	—	14,411
Real estate investor	3	—	2,021	11,832	—	—	13,853
Real estate builder	57	13,184	—	—	327	—	13,511
Total	71	$14,160	$2,021	$59,585	$327	$48	$76,141
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	One-to-four family residential includes $1.0 million of owner occupied and $13.1 million of non-owner occupied.

(3)	Net of LIP.

The ALLL remained stable at $9.5 million at March 31, 2016 and December 31, 2015 and represented 1.3% and 1.4% of total loans receivable at March 31, 2016 and December 31, 2015, respectively. We believe that the ALLL at March 31, 2016 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

As we work with our borrowers that face difficult financial circumstances, we explore various options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. Certain loan modifications are accounted for as troubled debt restructured loans ("TDRs"). These modifications have included a reduction in interest rate on the loan for a period of time, advancing the maturity date of the loan, or allowing interest-only payments for a specific time frame. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is considered to be in the Bank's best interest.

The following table presents a breakdown of our TDRs at the dates indicated:

	March 31, 2016	December 31, 2015	March 31, 2015	Three Month Change	One Year Change
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$131	$131	$—	$—	$131
Total nonperforming TDRs	131	131	—	—	131

Performing TDRs:
One-to-four family residential	32,284	35,099	40,943	(2,815)	(8,659)
Multifamily	1,587	1,594	2,163	(7)	(576)
Commercial real estate	4,964	5,392	8,241	(428)	(3,277)
Consumer	43	43	43	—	—
Total performing TDRs	38,878	42,128	51,390	(3,250)	(12,512)
Total TDRs	$39,009	$42,259	$51,390	$(3,250)	$(12,381)
% TDRs classified as performing	99.7%	99.7%	100.0%

Our TDRs decreased $3.3 million at March 31, 2016 compared to December 31, 2015 as a result of principal repayments and loan payoffs. There were no new TDRs added during the quarter. At March 31, 2016, one TDR was not performing according to its restructured payment terms. There were no committed but undisbursed funds in connection with our restructured and impaired loans. The largest TDR relationship at March 31, 2016, totaled $10.6 million and was comprised of $9.8 million in one-to-four family residential rental properties and $766,000 in owner occupied commercial property, all located in King County.

Nonperforming assets decreased to $4.5 million at March 31, 2016, compared to $4.7 million at December 31, 2015. The following table presents detailed information on our nonperforming assets at the dates indicated:

	March 31, 2016	December 31, 2015	March 31, 2015	Three Month Change	One Year Change
	(In thousands)
Nonperforming loans:
One-to-four family residential	$985	$996	$494	$(11)	$491
Multifamily	—	—	1,683	—	(1,683)
Commercial real estate	—	—	425	—	(425)
Consumer	69	89	74	(20)	(5)
Total nonperforming loans	1,054	1,085	2,676	(31)	(1,622)

OREO	3,405	3,663	5,575	(258)	(2,170)
Total nonperforming assets (1)	$4,459	$4,748	$8,251	$(289)	$(3,792)

Nonperforming assets as a percent of total assets	0.47%	0.48%	0.86%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 99.7% of our TDRs were performing in accordance with their restructured terms at March 31, 2016. The remaining 0.3% of TDRs at March 31, 2016 that were nonperforming are reported above as nonperforming loans.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Nonaccrual loans remained stable at $1.1 million at March 31, 2016, and December 31, 2015. During the first quarter of 2016, one loan of $23,000 was transferred to nonaccrual status and was offset by $54,000 in principal payments and payoffs of nonaccrual loans received during this period.

The three largest nonaccrual loans in the loan portfolio at March 31, 2016, included a $328,000 owner occupied single family residence in Snohomish County, a $169,000 owner occupied single family residence in King County, and a $161,000 owner occupied single family residence in King County.

We continue to focus our efforts on converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the continued improved ratio of our nonperforming assets as a percent of total assets, which declined to 0.47% at March 31, 2016, compared to 0.48% at December 31, 2015.

OREO. OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. At March 31, 2016, OREO was $3.4 million, a decrease of $258,000 from $3.7 million at December 31, 2015. The decrease in OREO during the first three months of 2016 is a result of market valuation adjustments on two properties. At the end of the first quarter of 2016, the Bank entered into a sales contract on a commercial property in Kitsap County and subsequently adjusted the carrying value of this property to the negotiated contract price, less estimated selling costs.

The three largest OREO properties at March 31, 2016 were an office and retail building valued at $837,000 located in Pierce County, a multi-tenant retail building valued at $728,000 located in Pierce County, and an office and retail building valued at $687,000 in Mason County.

The following table presents a breakdown of our OREO by county and number of properties at March 31, 2016:

	County			Total OREO	Number of Properties	Percent of Total OREO
	Pierce	Kitsap	Mason
	(Dollars in thousands)
OREO:
Commercial real estate (1)	$2,212	$506	$687	$3,405	7	100.0%
Total OREO	$2,212	$506	$687	$3,405	7	100.0%

(1) Of the seven properties classified as commercial real estate, three are office/retail buildings, one is developed lots and three are undeveloped lots.

Deposits. During the first three months of 2016, deposits decreased $6.9 million to $668.6 million at March 31, 2016, compared to $675.4 million at December 31, 2015. Deposit accounts consisted of the following:

	March 31, 2016	Change from December 31, 2015	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$21,186	$(8,206)	(27.9)%
NOW	19,569	3,308	20.3
Statement savings	30,167	1,840	6.5
Money market	207,826	(3,610)	(1.7)
Certificates of deposit, retail	324,196	356	0.1
Certificates of deposit, brokered	65,612	(539)	(0.8)
	$668,556	$(6,851)	(1.0)

During the first quarter of 2016, noninterest-bearing checking accounts decreased by $8.2 million and money market accounts decreased by $3.6 million as construction customers withdrew funds in support of their projects. These money market accounts include short-term deposits from large construction developers that are part of the EB-5 Immigrant Investor Program to fund development projects. Withdrawals are expected to occur over the next 15 months.

Brokered certificates of deposits decreased by $539,000 as we redeemed $14.6 million of certificates, replacing them with $14.1 of brokered certificates of deposit at lower rates and with the same maturity periods as the called certificates. These redemptions will have a favorable impact in future periods by decreasing future interest expense on these deposits. While brokered certificates of deposit may carry a higher cost than our retail certificates, their maturity periods of four to six years, along with the enhanced call features of these deposits, assist us in our efforts to manage interest rate risk.

At March 31, 2016 and December 31, 2015, we held $16.1 million and $16.0 million, respectively, in public funds, nearly all of which were retail certificates of deposit.

Advances. We use advances from the FHLB as an alternative funding source, to reduce interest rate risk, and to leverage our balance sheet. Total FHLB advances at March 31, 2016 and December 31, 2015 were $91.5 million and $125.5 million, respectively. On March 26, 2016, we paid off a $34.0 million advance with a 0.81% interest rate at its scheduled maturity date, using excess cash on hand. Of the remaining FHLB advances, $50.0 million is due to mature within one year, with the remaining $41.5 million due in one to five years.

Stockholders’ Equity. Total stockholders’ equity decreased $1.5 million during the first three months of 2016 to $169.2 million at March 31, 2016, from $170.7 million at December 31, 2015, primarily due to common stock repurchases. Retained earnings increased $1.1 million during the first three months of 2016 due to $1.8 million of net income offset by $763,000 of shareholder dividends paid at $0.06 per share.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended March 31,
	2016	2015

Dividend declared per common share	$0.06	$0.06
Dividend payout ratio (1)	42.0%	37.5%
______________
(1)    Dividends paid per common share divided by basic earnings per common share

As part of the strategy to increase shareholder value, the Company has been repurchasing shares. In October 2015, the Company's board of directors authorized the purchase of an additional 1,410,000 shares of the Company’s common stock, or 10% of the shares outstanding. In 2015, 364,054 shares were repurchased under this plan at an average price of $12.61 per share. From January 1, 2016 through March 31, 2016, 314,087 additional shares were repurchased at an average price of $13.36. As of April 27, 2016, the expiration date of this plan, a total of 800,199 shares were repurchased under this plan at an average price of $13.02.

Additional paid-in-capital decreased $3.8 million during the three months ended March 31, 2016 as a combined result of $5.3 million used to repurchase the 314,087 shares, partially offset by a $1.3 million increase from the exercise of stock options. Accumulated other comprehensive loss decreased $937,000 as a result of improvements in the after-tax valuation adjustments on investments available-for-sale.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. Net income for the three months ended March 31, 2016 was $1.8 million, or $0.14 per diluted share as compared to net income of $2.2 million, or $0.16 per diluted share for the quarter ended March 31, 2015. The $404,000 decline in net income during the first quarter of 2016 was primarily a result of an increase in noninterest expense of $1.5 million, partially offset by a $259,000 increase in net interest income, $389,000 increase in noninterest income and $431,000 decrease in federal income tax expense.

Net Interest Income. Net interest income for the quarter ended March 31, 2016 increased $259,000 to $7.8 million, as compared to $7.5 million for the first quarter in 2015 due primarily to an increase in interest income due to an increase in the average balances of interest-earning assets and higher yielding investments.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended March 31, 2016 Compared to March 31, 2015 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loan receivable, net	$(95)	$246	$151
Investments available-for-sale	119	44	163
Interest-earning deposits	58	(9)	49
FHLB stock	45	—	45
Total net change in income on interest-earning assets	127	281	408

Interest-bearing liabilities:
Statement savings	1	1	2
Money market	44	53	97
Certificates of deposit, retail	79	(72)	7
Certificates of deposit, brokered	49	14	63
Advances from the FHLB	10	(30)	(20)
Total net change in expense on interest-bearing liabilities	183	(34)	149
Total net change in net interest income	$(56)	$315	$259

Loan interest income increased $151,000 during the first quarter of 2016 as compared to the same period in 2015 as a result of a $19.2 million increase in the average outstanding loan balance partially offset by a decrease in yield of six basis points. The addition of $30.0 million in purchased loans late in the quarter contributed to the increase in the average loan balance.

During the first quarter of 2016, interest income from our investments available-for-sale increased by $163,000 as compared to the same period in 2015. The average balance of our investments available-for-sale for the three months ended March 31, 2016, increased by $10.3 million as compared to the same period last year as we reduced interest-earning deposits to fund purchases of higher yielding investment securities. During 2015 and the first quarter of 2016, we restructured our investments available-for-sale portfolio through the sale of lower yielding investments, utilizing the proceeds received to purchase higher yielding, long-term investment securities, resulting in an increase in the average yield of 37 basis points.

The Federal Reserve's rate increase in December 2015 positively impacted both the rate paid on our interest-earning deposits and dividend received on our FHLB stock. The average rate earned on interest-earning deposits increased 27 basis points for the quarter ended March 31, 2016, as compared to the same period last year. The merger of the FHLB Seattle with the FHLB Des Moines in the second quarter of 2015 also resulted in a significant increase in dividends received on the stock we are required to hold at the FHLB. FHLB dividends increased to $47,000 for the first quarter of 2016 compared to $2,000 for the first quarter of 2015.

Partially offsetting the increase in interest income, interest expense increased by $149,000 for the three months ended March 31, 2016 as compared to the same period in 2015. Our average balance and average cost of money market accounts increased $66.7 million and nine basis points, respectively, for the three months ended March 31, 2016 as compared to the same period last year resulting in an additional $97,000 of interest expense during the three months ended March 31, 2016. Further contributing to the increase, our redemption of $14.6 million of brokered certificates of deposit during the first quarter of 2016 resulted in amortizing the remaining $68,000 of prepaid interest into interest expense, which is reflected in the 30 basis point increase in the average cost of these deposits. The lower cost of the $14.1 million of replacement brokered certificates will be realized in future quarters. In addition, the average balance of brokered certificates of deposit increased by $3.1 million in the first quarter of 2016 as compared to the first quarter of 2015. Partially offsetting these increases in interest expense, the reduction in our average balance of FHLB advances of $12.6 million reduced the interest paid on these funds.

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended March 31, 2016 and 2015. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$687,102	$8,727	5.15%	$667,949	$8,576	5.21%
Investments available-for-sale	130,332	675	2.10	120,029	512	1.73
Interest-earning deposits	88,383	113	0.52	103,370	64	0.25
FHLB stock	6,034	47	3.16	6,726	2	0.12
Total interest-earning assets	911,851	9,562	4.25	898,074	9,154	4.13
Noninterest earning assets	58,580			47,395
Total average assets	$970,431			$945,469

Liabilities and Stockholders' Equity
NOW	$16,988	$4	0.10%	$18,534	$4	0.09%
Statement savings	27,018	11	0.17	24,997	9	0.15
Money market	211,197	212	0.41	144,541	115	0.32
Certificates of deposit, retail	323,659	906	1.14	351,762	899	1.04
Certificates of deposit, brokered	65,420	350	2.17	62,340	287	1.87
Advances from the FHLB	122,884	298	0.98	135,500	318	0.95
Total interest-bearing liabilities	767,166	1,781	0.94	737,674	1,632	0.90
Noninterest bearing liabilities	32,814			24,969
Average equity	170,451			182,826
Total average liabilities and equity	$970,431			$945,469
Net interest income		$7,781			$7,522
Net interest margin			3.46%			3.40%

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

During the quarter ended March 31, 2016, management evaluated the adequacy of the ALLL and concluded that a recapture of prior period provisions for loan loss in the amount of $100,000 was appropriate for the quarter. The quarter ended March 31, 2015 also resulted in a $100,000 recapture of the provision for loan losses. For the first quarter of 2016, the recapture was primarily a result of improved grades in our loan portfolio partially offset by an increase in the balance of our loans receivable. In comparison, the recapture reported in the first quarter of 2015 was primarily a result of reductions in borrowers' concessions, the upgrade of the risk rating on one commercial real estate loan, loan payoffs, and net recoveries during the quarter, partially offset by portfolio growth.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$729,198	$668,714
Average loans receivable during period	687,102	667,949
ALLL balance at beginning of period	9,463	10,491
Recapture of provision for loan losses	(100)	(100)
Charge-offs:
One-to-four family	—	(25)
Multifamily	—	(281)
Consumer	(19)	(34)
Total charge-offs	(19)	(340)
Recoveries:
One-to-four family	22	173
Commercial real estate	104	—
Business	—	3
Consumer	1	281
Total recoveries	127	457
Net recovery	108	117
ALLL balance at end of period	$9,471	$10,508
ALLL as a percent of total loans, net of LIP	1.30%	1.54%
Ratio of net recoveries to average net loans receivable (annualized)	0.06	0.07

Noninterest Income. Noninterest income increased $389,000 to $480,000 for the quarter ended March 31, 2016, from $91,000 for the same quarter in 2015. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended March 31, 2016	Change from March 31, 2015	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$56	$12	27.3%
Loan service fees	48	30	166.7
BOLI change in cash surrender value	165	145	725.0
Other	211	202	2,244.4
Total noninterest income	$480	$389	427.5

The increase in the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, primarily related to an increase in other income from our wealth management services as a result of $210,000 of investment sales commissions generated by referred accounts with a wealth management advisor through First Financial Wealth Services. This new relationship, which began in May 2015, allows us to offer a broader range of wealth management solutions to appropriately meet the needs of our customers.

In addition, we added $20.0 million in new BOLI policies in April 2015, bringing our BOLI policy total to $23.5 million as of March 31, 2016. We recognize the increase in cash surrender value of these policies as noninterest income, which assists in offsetting expenses for employee benefits. For the first quarter of 2016, noninterest income of $165,000 was recognized on these policies as compared to $20,000 in the first quarter of 2015.

Noninterest Expense. Noninterest expense increased $1.5 million to $5.8 million for the first quarter of 2016 from $4.3 million for the comparable quarter in 2015.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended March 31, 2016	Change from March 31, 2015	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$3,774	$360	10.5%
Occupancy and equipment	508	170	50.3
Professional fees	468	114	32.2
Data processing	190	30	18.8
(Gain) Loss on sales of OREO property, net	(1)	528	(99.8)
OREO market value adjustments	258	208	416.0
OREO related expenses, net	(20)	28	(58.3)
Regulatory assessments	120	4	3.4
Insurance and bond premiums	88	(4)	(4.3)
Marketing	36	3	9.1
Other general and administrative	352	42	13.5
Total noninterest expense	$5,773	$1,483	34.6%

Expenses for salaries and employee benefits increased $360,000 for the first quarter of 2016 as compared to the same period in 2015 primarily as a result of increases in salaries and in the number of employees. In support of our new branches and development of new products, the number of employees increased by 15 from March 31, 2015 to 115 total employees at March 31, 2016. In addition, annual increases were effective in the first quarter of 2016.

Gain on the sale of OREO property decreased by $528,000 in the first quarter of 2016 compared to the first quarter of 2015. During this period in 2015, the sale of two OREO properties for $3.8 million generated a $529,000 gain. During the first quarter of 2016, there were no sales of OREO properties, however there was a $1,000 gain recorded as a result of a refund of selling costs received on a past OREO sale.

OREO market value adjustments increased by $208,000, primarily as a result of one property that is currently under contract for sale. A $249,000 market value adjustment was made in the quarter ended March 31, 2016 to reflect the current market value of the property using the negotiated contract sales price. The sale is expected to close in the second quarter of 2016.

Occupancy and equipment expense increased by $170,000 primarily as a result of the addition of lease expense related to the recent opening of new offices in Edmonds and Mill Creek, and the pending opening of the third new branch location at The Landing, in Renton, Washington.

Federal Income Tax Expense. Our statutory income tax rate is 35%. We recorded federal income tax provisions of $763,000 and $1.2 million for the quarters ended March 31, 2016, and 2015, respectively, as a result of our consolidated pretax net income. Our effective tax rate for the quarter ended March 31, 2016 decreased to 29% as a result of the exercise of stock options and the corresponding true-up of estimated compensation expense.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At March 31, 2016, retail certificates of deposit scheduled to mature in one year or less totaled $145.4 million. Management's practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs. At March 31, 2016, the balance of our investments available-for-sale was $135.1 million and represents a ready source of cash if needed. While the balance of our interest-earning deposits decreased by $78.3 million from December 31, 2015 to March 31, 2016, $34.0 million of this decrease was the result of the payoff of a maturing FHLB advance, which directly increased our borrowing capacity with the FHLB. At March 31, 2016, the Bank maintained credit facilities with the FHLB totaling $341.6 million with an outstanding balance of $91.5 million. At March 31, 2016, we also had available a total of $35.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at March 31, 2016 of $65.6 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk associated with retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At March 31, 2016, brokered certificates of deposit had a remaining weighted-average maturity of 3.4 years. These certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At March 31, 2016, the Company (on an unconsolidated basis) had liquid assets of $47.8 million and short-term liabilities of $178,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2016 and December 31, 2015, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at March 31, 2016:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Unused portion of lines of credit	$25,316	$6,673	$16,057	$2,080	$506
Undisbursed portion of construction loans	58,172	33,979	15,178	7,271	1,744
Total commitments	$83,488	$40,652	$31,235	$9,351	$2,250

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

As of March 31, 2016, the Bank had three operating leases with initial terms of 5 to 5.5 years and carry minimum lease payments of $14,000 per month. All three leases offer extension periods.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At March 31, 2016, stockholders' equity totaled $169.2 million, or 18.01% of total assets. Our book value per share of common stock was $12.52 at March 31, 2016 compared to $12.40 at December 31, 2015. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of March 31, 2016, the Bank and consolidated Company exceeded all regulatory capital requirements and the Bank was considered "well capitalized" under regulatory capital guidelines of the FDIC. The following table provides our capital requirements and actual results.

	At March 31, 2016
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$113,965	11.81%	$38,615	4.00%	$48,268	5.00%
Consolidated	168,693	17.41	38,749	4.00	48,437	5.00
Common equity tier I ("CET1") (to risk-weighted assets)
Bank only	113,965	15.55	32,979	4.50	47,636	6.50
Consolidated	168,693	22.90	33,152	4.50	47,886	6.50
Tier I risk-based capital (to risk-weighted assets)
Bank only	113,965	15.55	43,972	6.00	58,629	8.00
Consolidated	168,693	22.90	44,203	6.00	58,937	8.00
Total risk-based capital (to risk-weighted assets)
Bank only	123,137	16.80	58,629	8.00	73,286	10.00
Consolidated	177,915	24.15	58,937	8.00	73,672	10.00

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

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

We have utilized the following strategies in our efforts to manage interest rate risk:

•	we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets;

•	we have invested in securities with relatively short average lives, generally less than eight years;

•	we have added adjustable-rate securities to our investment portfolio; and

•	we have added fixed-rate, longer-term securities to mitigate risks in a declining rate environment.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. A portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 35.6% of our total loans were adjustable-rate loans at March 31, 2016. At that date, $111.6 million, or 42.9% of these loans were at their floor, with a weighted-average interest rate of 4.3%. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. However, when loans are at their floors, there is a risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Furthermore, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

The following table illustrates the change in our net interest income at March 31, 2016 that would occur in the event of an instantaneous change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at March 31, 2016
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$29,346	(5.06)%
+200	29,928	(3.18)
+100	30,488	(1.37)
Base	30,910	—
(100)	29,890	(3.30)

The following table illustrates the change in our net portfolio value (“NPV”) at March 31, 2016 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$155,434	$(36,927)	(19.20)%	17.62%	(3.85)%	$882,282
+200	168,684	(23,677)	(12.31)	18.58	(2.47)	907,930
+100	182,274	(10,087)	(5.24)	19.50	(1.05)	934,516
Base	192,361	—	—	20.07	—	958,257
(100)	191,284	(1,077)	(0.56)	19.66	(0.11)	973,144
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

At March 31, 2016, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Changes in Internal Controls: In the quarter ended March 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest's common stock repurchases during the first quarter of 2016, under the repurchase plan effective November 2, 2015 through April 27, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
January 1 - January 31, 2016	110,182	$13.49	110,182	935,764
February 1 - February 29, 2016	88,273	13.13	88,273	847,491
March 1 - March 31, 2016	115,632	13.41	115,632	731,859
	314,087	13.36	314,087	731,859

On October 29, 2015, the Board of Directors authorized the repurchase of up to 1,410,000 shares of the Company's common stock, or 10% of the Company's outstanding shares. This plan expired on April 27, 2016, at which time 800,199 shares had been repurchased at an average price per share of $13.02.

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
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 24, 2016.

(3)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 31, 2012.

(6)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.

(8)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 20, 2012.

(9)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated January 17, 2013.

(10)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated February 26, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: May 6, 2016	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2016	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2016	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.