Form 10-Q
period 2016-06-30
First Financial Northwest, Inc.
filed 2016-08-05
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 2, 2016, 13,326,616 shares of the issuer's common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	June 30, 2016	December 31, 2015
Assets
	(Unaudited)
Cash on hand and in banks	$6,051	$5,713
Interest-earning deposits with banks	31,454	99,998
Investments available-for-sale, at fair value	136,028	129,565
Loans receivable, net of allowance of $10,134 and $9,463	766,046	685,072
Federal Home Loan Bank ("FHLB") stock, at cost	7,631	6,137
Accrued interest receivable	3,158	2,968
Deferred tax assets, net	3,438	4,556
Other real estate owned ("OREO")	2,331	3,663
Premises and equipment, net	18,206	17,707
Bank owned life insurance ("BOLI"), net	23,700	23,309
Prepaid expenses and other assets	1,193	1,225
Total assets	$999,236	$979,913

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$25,137	$29,392
Interest-bearing deposits	635,073	646,015
Total deposits	660,210	675,407
FHLB Advances	161,500	125,500
Advance payments from borrowers for taxes and insurance	2,144	1,794
Accrued interest payable	114	135
Other liabilities	5,813	6,404
Total liabilities	829,781	809,240

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 13,327,916 shares at June 30, 2016, and 13,768,814 shares at December 31, 2015	133	138
Additional paid-in capital	131,312	136,338
Retained earnings, substantially restricted	44,640	42,892
Accumulated other comprehensive gain (loss), net of tax	423	(1,077)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(7,053)	(7,618)
Total stockholders' equity	169,455	170,673
Total liabilities and stockholders' equity	$999,236	$979,913

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$9,048	$8,658	$17,775	$17,234
Investments available-for-sale	757	495	1,432	1,007
Interest-earning deposits	47	65	160	129
Dividends on FHLB stock	44	3	91	5
Total interest income	9,896	9,221	19,458	18,375
Interest expense
Deposits	1,441	1,333	2,924	2,647
FHLB advances	272	320	570	638
Total interest expense	1,713	1,653	3,494	3,285
Net interest income	8,183	7,568	15,964	15,090
Provision (recapture of provision) for loan losses	600	(500)	500	(600)
Net interest income after provision (recapture of provision) for loan losses	7,583	8,068	15,464	15,690
Noninterest income
BOLI income	225	136	391	156
Other	483	221	797	292
Total noninterest income	708	357	1,188	448
Noninterest expense
Salaries and employee benefits	3,841	3,251	7,615	6,665
Occupancy and equipment	488	314	996	652
Professional fees	561	458	1,029	812
Data processing	251	188	441	348
Loss (Gain) on sale of OREO property, net	89	(2)	87	(531)
OREO market value adjustments	—	(46)	257	4
OREO related (reimbursements) expenses, net	(14)	41	(34)	(7)
Regulatory assessments	117	116	237	232
Insurance and bond premiums	86	89	174	181
Marketing	40	54	78	87
Other general and administrative	613	411	965	721
Total noninterest expense	6,072	4,874	11,845	9,164
Income before federal income tax provision	2,219	3,551	4,807	6,974
Federal income tax provision	779	1,183	1,542	2,377
Net income	$1,440	$2,368	$3,265	$4,597

Earnings per common share
Basic	$0.12	$0.17	$0.26	$0.33
Diluted	$0.11	$0.17	$0.26	$0.33
Weighted average number of common shares outstanding
Basic	12,390,234	13,756,336	12,567,464	13,895,872
Diluted	12,530,720	13,916,314	12,718,155	14,057,198
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,440	$2,368	$3,265	$4,597
Other comprehensive income, before tax:
Gross unrealized holding gains (losses) on investments available-for-sale	866	(751)	2,308	(270)
Tax (provision) benefit	(303)	263	(808)	94
Other comprehensive income (loss), net of tax	563	(488)	$1,500	$(176)
Total comprehensive income	$2,003	$1,880	$4,765	$4,421

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2014	15,167,381	$151	$153,395	$36,969	$(357)	$(8,746)	$181,412
Other comprehensive income	—	—	—	4,597	(176)	—	4,421
Exercise of stock options	50,000	1	489	—	—	—	490
Compensation related to stock options and restricted stock awards	—	—	219	—	—	—	219
Allocation of 56,426 ESOP shares	—	—	117	—	—	564	681
Repurchase and retirement of common stock	(665,057)	(6)	(7,980)	—	—	—	(7,986)
Cash dividend declared and paid ($0.12 per share)	—	—	—	(1,666)	—	—	(1,666)
Balances at June 30, 2015	14,552,324	$146	$146,240	$39,900	$(533)	$(8,182)	$177,571

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2015	13,768,814	$138	$136,338	$42,892	$(1,077)	$(7,618)	$170,673
Net income	—	—	—	3,265	—	—	3,265
Other comprehensive income	—	—	—	—	1,500	—	1,500
Exercise of stock options	55,673	—	244	—	—	—	244
Issuance of common stock - restricted stock awards	14,052	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	383	—	—	—	383
Allocation of 56,426 ESOP shares	—	—	189	—	—	565	754
Repurchase and retirement of common stock	(436,145)	(4)	(5,843)	—	—	—	(5,847)
Shares previously reserved for restricted stock awards, no longer reserved	(74,478)	(1)	1	—	—	—	—
Cash dividend declared and paid ($0.12 per share)	—	—	—	(1,517)	—	—	(1,517)
Balances at June 30, 2016	13,327,916	$133	$131,312	$44,640	$423	$(7,053)	$169,455

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,265	$4,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recapture of provision) for loan losses	500	(600)
OREO market value adjustments	257	4
Loss (gain) on sale of OREO property, net	87	(531)
Depreciation of premises and equipment	524	364
Amortization of premiums and discounts on investments available-for-sale, net	498	586
Deferred federal income taxes	309	2,237
Allocation of ESOP shares	754	681
Stock compensation expense	383	219
Change in cash surrender value of BOLI	(391)	(156)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	32	270
Net increase (decrease) in advance payments from borrowers for taxes and insurance	350	(126)
Accrued interest receivable	(190)	232
Accrued interest payable	(21)	3
Other liabilities	(591)	1,240
Net cash provided by operating activities	5,766	9,020
Cash flows from investing activities:
Proceeds from sales of OREO properties	988	5,535
Proceeds from calls and sales of investments available-for-sale	430	1,550
Principal repayments on investments available-for-sale	8,203	9,575
Purchases of investments available-for-sale	(13,285)	(8,520)
Investments available-for-sale transaction payable	—	578
Net (increase) decrease in loans receivable	(81,474)	5,124
(Purchase) redemption of FHLB stock	(1,494)	208
Purchases of premises and equipment	(1,023)	(564)
Surrender of BOLI	10,182	—
Purchase of BOLI	(10,182)	(20,000)
Net cash used by investing activities	(87,655)	(6,514)
Cash flows from financing activities:
Net (decrease) increase in deposits	(15,197)	9,581
Advances from the FHLB	160,000	—
Repayments of advances from the FHLB	(124,000)	—
Proceeds from stock options exercises	244	490
Repurchase and retirement of common stock	(5,847)	(7,986)
Dividends paid	(1,517)	(1,666)
Net cash provided by financing activities	13,683	419

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015

Net (decrease) increase in cash and cash equivalents	$(68,206)	$2,925
Cash and cash equivalents at beginning of period	105,711	104,049
Cash and cash equivalents at end of period	$37,505	$106,974

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$3,515	$3,282
Federal income taxes paid	1,175	126
Noncash items:
Loans transferred to OREO, net of deferred loan fees and allowance for loan losses	$—	$141
Change in unrealized loss on investments available for sale	2,308	(270)

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

First Financial Northwest Bank is headquartered in Renton, Washington, where its main, full service retail branch is located. In addition, the Bank opened branches in Mill Creek, Washington in the third quarter of 2015 and Edmonds, Washington in the first quarter of 2016. A fourth branch location opened in July 2016 at The Landing in Renton, Washington. The Bank's primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses ("ALLL"), the valuation of other real estate owned ("OREO") and the underlying collateral of impaired loans, deferred tax assets, and the fair value of financial instruments.

The Company's activities are considered to be a single industry segment for financial reporting purposes. The Company is engaged in the business of attracting deposits from the general public and originating and purchasing loans for its portfolio. Substantially all income is derived from a diverse base of commercial, multifamily, and residential real estate loans, consumer lending activities, and investments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-01, Financial Instruments--Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk. In addition, the ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for fiscal years or interim periods that have not yet been issued if adopted at the beginning of the fiscal year. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2016, FASB issued ASU No. 2016-09, Compensation--Stock Compensation (Topic 718). This ASU was issued as part of the FASB's Simplification Initiative and addresses accounting for share-based payment transactions, including income tax consequences and classification on the statement of cash flows. Under this ASU, all excess tax benefits and deficiencies should be recognized as income tax expense or benefit in the income statement. The tax effect of vested or exercised awards should be reported separately in the period in which they occur. In the statement of cash flows, excess tax benefits should be classified with other income tax cash flows as an operating activity. Entities have the option of accounting for forfeitures when they occur or to estimate the number of awards that are expected to vest. The amendments in this ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. First Financial Northwest has adopted ASU 2016-09 with no material impact on the Company's consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments--Credit Losses (Topic 326). This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019 with early adoption permitted after December 15, 2018. We are evaluating the impact of the adoption of ASU 2016-13.

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$47,808	$1,076	$(24)	$48,860
Freddie Mac	24,010	639	—	24,649
Ginnie Mae	12,194	128	(79)	12,243
Municipal bonds	12,824	778	—	13,602
U.S. Government agencies	12,749	212	(11)	12,950
Corporate bonds	24,008	55	(339)	23,724
Total	$133,593	$2,888	$(453)	$136,028

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$50,288	$260	$(227)	$50,321
Freddie Mac	26,011	243	(117)	26,137
Ginnie Mae	13,802	44	(114)	13,732
Municipal bonds	11,787	277	—	12,064
U.S. Government agencies	13,541	89	(88)	13,542
Corporate bonds	14,010	4	(245)	13,769
Total	$129,439	$917	$(791)	$129,565

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated. At both June 30, 2016 and December 31, 2015, we had no municipal bonds in an unrealized loss position.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$4,107	$(24)	$—	$—	$4,107	$(24)
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	982	(9)	2,859	(70)	3,841	(79)
U.S. Government agencies	1,793	(11)	—	—	1,793	(11)
Corporate bonds	8,661	(339)	—	—	8,661	(339)
Total	$15,543	$(383)	$2,859	$(70)	$18,402	$(453)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$37,593	$(227)	$—	$—	$37,593	$(227)
Freddie Mac	12,115	(117)	—	—	12,115	(117)
Ginnie Mae	5,508	(29)	3,233	(85)	8,741	(114)
U.S. Government agencies	9,605	(88)	—	—	9,605	(88)
Corporate bonds	10,263	(245)	—	—	10,263	(245)
Total	$75,084	$(706)	$3,233	$(85)	$78,317	$(791)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment ("OTTI") are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At June 30, 2016 and December 31, 2015, the Company had 14 securities and 43 securities in an unrealized loss position, respectively, of which three were in an unrealized loss position for 12 months or more. Management reviewed the financial condition of the entities issuing municipal or corporate bonds at June 30, 2016 and December 31, 2015, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2016
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	9,392	9,469
Due after five years through ten years	25,709	25,712
Due after ten years	14,481	15,095
	49,582	50,276
Mortgage-backed investments	84,011	85,752
Total	$133,593	$136,028

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 100% of the public deposits held. Investment securities with market values of $15.8 million and $17.4 million were pledged as collateral for public deposits at June 30, 2016 and December 31, 2015, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three and six months ended June 30, 2016, we had calls on investment securities of $385,000, and $430,000, respectively, with no gain or loss. For the three and six months ended June 30, 2015, we had calls on investment securities of $1.5 million and $1.6 million, respectively, with no gain or loss. There were no sales of investment securities during the six months ended June 30, 2016 or 2015.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$146,762	$147,229
Permanent non-owner occupied	104,970	106,543
	251,732	253,772
Multifamily:
Permanent	132,189	122,747
Construction (1)	35,565	21,115
	167,754	143,862
Commercial real estate:
Permanent	285,449	244,211
Land (2)	16,822	8,290
	302,271	252,501
Construction/land development:
One-to-four family residential	64,312	52,233
Multifamily (1)	41,716	25,551
Land development (2)	5,773	8,768
	111,801	86,552

Business	7,208	7,604
Consumer	6,333	6,979
Total loans	847,099	751,270

Less:
Loans in process ("LIP")	68,979	53,854
Deferred loan fees, net	1,940	2,881
Allowance for loan and lease losses ("ALLL")	10,134	9,463
Loans receivable, net	$766,046	$685,072
___________

(1) Construction/land development excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral. At June 30, 2016 the Company had $35.6 million or 21.2% of its total multifamily portfolio in these rollover loans, as compared to $21.1 million or 14.7% at December 31, 2015. At June 30, 2016, and December 31, 2015, none of the Company's commercial real estate portfolio or one-to-four family residential portfolio included these rollover loans.

(2)At June 30, 2016, and December 31, 2015, $16.8 million and $8.3 million, respectively, of commercial real estate loans were not included in the construction/land development category because the Company classifies raw land or buildable lots (where we do not intend to finance the construction) as commercial real estate land loans.

At June 30, 2016, loans totaling $405.7 million were pledged to secure borrowings from the FHLB of Des Moines compared to $365.1 million at December 31, 2015.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has issued loans to officers and directors on the same terms as comparable loans to unrelated parties. The outstanding balance of these loans was $69,000 at June 30, 2016 and $118,000 at December 31, 2015.

ALLL. The Company maintains an ALLL as a reserve against probable and inherent risk of losses in its loan portfolios. The ALLL is comprised of a general reserve component for loans evaluated collectively for loss and a specific reserve component for loans evaluated individually. When an issue is identified and it is determined that the loan needs to be classified as nonperforming and/or impaired, an evaluation of the discounted expected cash flows is done and an appraisal may be obtained on the collateral. Based on this evaluation, additional provision for loan loss or charge-offs is recorded prior to the end of the financial reporting period.

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended June 30, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,840	$1,373	$3,719	$981	$197	$361	$9,471
Charge-offs	—	—	—	—	—	—	—
Recoveries	63	—	—	—	—	—	63
Provision (recapture)	(156)	48	302	422	20	(36)	600
Ending balance	$2,747	$1,421	$4,021	$1,403	$217	$325	$10,134

	At or For the Six Months Ended June 30, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,028	$1,298	$3,542	$941	$229	$425	$9,463
Charge-offs	—	—	—	—	—	(19)	(19)
Recoveries	85	—	104	—	—	1	190
Provision (recapture)	(366)	123	375	462	(12)	(82)	500
Ending balance	$2,747	$1,421	$4,021	$1,403	$217	$325	$10,134

ALLL by category:
General reserve	$2,346	$1,421	$3,858	$1,403	$217	$325	$9,570
Specific reserve	401	—	163	—	—	—	564

Loans: (1)
Total loans	$251,732	$146,226	$302,271	$64,350	$7,208	$6,333	$778,120
Loans collectively evaluated for impairment (2)	220,597	144,647	297,330	64,350	7,208	6,226	740,358
Loans individually evaluated for impairment (3)	31,135	1,579	4,941	—	—	107	37,762
____________

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

	At or For the Three Months Ended June 30, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,688	$1,023	$4,635	$741	$54	$367	$10,508
Charge-offs	—	—	—	—	—	—	—
Recoveries	518	—	57	—	—	20	595
Provision (recapture)	(670)	164	(256)	78	135	49	(500)
Ending balance	$3,536	$1,187	$4,436	$819	$189	$436	$10,603

	At or For the Six Months Ended June 30, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,694	$1,646	$4,597	$355	$47	$152	$10,491
Charge-offs	(25)	(281)	—	—	—	(34)	(340)
Recoveries	691	—	57	—	3	301	1,052
Provision (recapture)	(824)	(178)	(218)	464	139	17	(600)
Ending balance	$3,536	$1,187	$4,436	$819	$189	$436	$10,603

ALLL by category:
General reserve	$3,016	$1,184	$4,190	$819	$189	$394	$9,792
Specific reserve	520	3	246	—	—	42	811

Loans: (1)
Total loans	257,810	122,481	241,250	37,559	6,275	7,051	672,426
Loans collectively evaluated for impairment (2)	219,369	119,189	233,078	37,559	6,275	6,858	622,328
Loans individually evaluated for impairment (3)	38,441	3,292	8,172	—	—	193	50,098
_____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2016, total past due loans comprised 0.09% of total loans receivable, net of LIP, as compared to 0.18% at December 31, 2015. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of June 30, 2016
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$475	$—	$192	$667	$146,095	$146,762
Non-owner occupied	—	—	—	—	104,970	104,970
Multifamily	—	—	—	—	146,226	146,226
Commercial real estate	—	—	—	—	302,271	302,271
Construction/land development	—	—	—	—	64,350	64,350
Total real estate	475	—	192	667	763,912	764,579
Business	—	—	—	—	7,208	7,208
Consumer	53	—	—	53	6,280	6,333
Total loans	$528	$—	$192	$720	$777,400	$778,120
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at June 30, 2016.
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
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonaccrual Loans. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	June 30, 2016	December 31, 2015
	(In thousands)
One-to-four family residential	$1,019	$996
Consumer	64	89
Total nonaccrual loans	$1,083	$1,085

During the three and six months ended June 30, 2016, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $13,000 and $27,000, respectively. For the three and six months ended June 30, 2015, foregone interest on nonaccrual loans was $33,000 and $56,000, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	June 30, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$250,713	$146,226	$302,271	$64,350	$7,208	$6,269	$777,037
Nonperforming (3)	1,019	—	—	—	—	64	1,083
Total loans	$251,732	$146,226	$302,271	$64,350	$7,208	$6,333	$778,120
_____________

(1)	Net of LIP.

(2)	There were $145.7 million of owner-occupied one-to-four family residential loans and $105.0 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	There were $1.0 million of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.

	December 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$252,776	$133,388	$252,501	$43,172	$7,604	$6,890	$696,331
Nonperforming (3)	996	—	—	—	—	89	1,085
Total loans	$253,772	$133,388	$252,501	$43,172	$7,604	$6,979	$697,416
_____________

(1) Net of LIP.
(2) There were $146.2 million of owner-occupied one-to-four family residential loans and $106.5 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) There were $996,000 of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document. There were no funds committed to be advanced in connection with impaired loans at either June 30, 2016, or December 31, 2015.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	June 30, 2016
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,455	$2,762	$—
Non-owner occupied	21,237	21,256	—
Multifamily	1,579	1,579	—
Commercial real estate	2,245	2,323	—
Consumer	107	161	—
Total	27,623	28,081	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	2,103	2,173	72
Non-owner occupied	5,340	5,361	329
Commercial real estate	2,696	2,696	163
Total	10,139	10,230	564
Total impaired loans:
One-to-four family residential:
Owner occupied	4,558	4,935	72
Non-owner occupied	26,577	26,617	329
Multifamily	1,579	1,579	—
Commercial real estate	4,941	5,019	163
Consumer	107	161	—
Total	$37,762	$38,311	$564
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,516	$17	$2,733	$66
Non-owner occupied	22,084	286	22,484	605
Multifamily	1,584	26	1,194	53
Commercial real estate	2,251	35	2,392	76
Consumer	110	1	117	3
Total	28,545	365	28,920	803

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,107	27	2,111	56
Non-owner occupied	5,496	62	6,171	139
Multifamily	—	—	393	—
Commercial real estate	2,702	39	2,706	79
Consumer	38	—	50	—
Total	10,343	128	11,431	274

Total impaired loans:
One-to-four family residential:
Owner occupied	4,623	44	4,844	122
Non-owner occupied	27,580	348	28,655	744
Multifamily	1,584	26	1,587	53
Commercial real estate	4,953	74	5,098	155
Consumer	148	1	167	3
Total	$38,888	$493	$40,351	$1,077

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,140	$41	$3,196	$82
Non-owner occupied	26,747	397	27,573	791
Multifamily	1,893	7	1,261	15
Commercial real estate	4,516	77	4,529	147
Consumer	117	—	117	1
Total	36,413	522	36,676	1,036

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,139	29	2,278	59
Non-owner occupied	7,913	108	8,159	224
Multifamily	1,676	20	1,842	39
Commercial real estate	3,903	50	4,268	100
Consumer	78	1	78	2
Total	15,709	208	16,625	424

Total impaired loans:
One-to-four family residential:
Owner occupied	5,279	70	5,474	141
Non-owner occupied	34,660	505	35,732	1,015
Multifamily	3,569	27	3,103	54
Commercial real estate	8,419	127	8,797	247
Consumer	195	1	195	3
Total	$52,122	$730	$53,301	$1,460

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans ("TDRs"). At June 30, 2016, the TDR portfolio totaled $36.9 million, of which two loans totaling $189,000 were on nonaccrual status because they had previously not performed in accordance with the terms of their restructure. As of June 30, 2016, they were both current, however they will remain on nonaccrual status until they have performed for six months and are expected to continue to perform. At December 31, 2015, the TDR portfolio totaled $42.3 million, of which one loan of $131,000 was not performing in accordance with the terms of its restructure and was on nonaccrual status.

The following tables present loans that were modified as TDRs within the periods indicated and their recorded investment both before and after the modification:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Principal and interest with interest rate concession	16	$3,155	$3,155	17	$3,711	$3,711
Commercial real estate:
Interest-only payments with interest rate concession and advancement of maturity date	—	—	—	1	495	495
Total	16	$3,155	$3,155	18	$4,206	$4,206

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Interest-only payments with interest rate concession and advancement of maturity date	6	$1,439	$1,439	6	$1,439	$1,439
Advancement of maturity date	—	—	—	2	248	248
Commercial real estate:
Interest-only payments with interest rate concession and advancement of maturity date	1	496	496	1	496	496
Advancement of maturity date	1	412	412	2	866	866
Interest-only payments with advancement of maturity date	—	—	—	1	2,004	2,004
Total	8	$2,347	$2,347	12	$5,053	$5,053

At June 30, 2016, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL.

The TDRs that occurred during the three and six months ended June 30, 2016 and 2015, were the result of granting the borrower interest rate concessions and/or interest-only payments and advancing the maturity date for a period of time ranging from

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

one to three years. No loans accounted for as TDRs were charged-off to the ALLL for the three and six months ended June 30, 2016 and 2015.

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three months ended June 30, 2016 and the three and six months ended June 30, 2015, no loans that had been modified in the previous 12 months defaulted. During the six months ended June 30, 2016, one commercial loan of $495,000 that had been modified with an interest rate concession and advancement of maturity date within the previous 12 months missed one payment, but was current as of June 30, 2016.

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

Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at June 30, 2016 and December 31, 2015.

The following tables represent a summary of loans by type and risk category at the dates indicated:

	June 30, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$246,394	$146,226	$298,004	$64,350	$7,208	$6,081	$768,263
Special mention	2,638	—	3,772	—	—	188	6,598
Substandard	2,700	—	495	—	—	64	3,259
Total loans	$251,732	$146,226	$302,271	$64,350	$7,208	$6,333	$778,120
 _____________

(1) Net of LIP.

	December 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$247,239	$133,388	$248,196	$43,172	$7,604	$6,702	$686,301
Special mention	3,840	—	3,809	—	—	188	7,837
Substandard	2,693	—	496	—	—	89	3,278
Total loans	$253,772	$133,388	$252,501	$43,172	$7,604	$6,979	$697,416
  _____________

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Net of LIP.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$3,405	$5,575	$3,663	$9,283
Loans transferred to OREO	—	—	—	140
Gross proceeds from sale of OREO	(985)	(1,207)	(988)	(5,535)
(Loss) gain on sale of OREO	(89)	2	(87)	531
Market value adjustments	—	46	(257)	(4)
Balance at end of period	$2,331	$4,416	$2,331	$4,416

During the second quarter of 2016, two OREO properties plus one parcel of a multi-parcel property with a combined book value of $1.1 million were sold, generating a net loss of $89,000. OREO at June 30, 2016 consisted of $2.3 million in commercial real estate properties.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at June 30, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$48,860	$—	$48,860	$—
Freddie Mac	24,649	—	24,649	—
Ginnie Mae	12,243	—	12,243	—
Municipal bonds	13,602	—	13,602	—
U.S. Government agencies	12,950	—	12,950	—
Corporate bonds	23,724	—	23,724	—
Total	$136,028	$—	$136,028	$—

	Fair Value Measurements at December 31, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$50,321	$—	$50,321	$—
Freddie Mac	26,137	—	26,137	—
Ginnie Mae	13,732	—	13,732	—
Municipal bonds	12,064	—	12,064	—
U.S. Government agencies	13,542	—	13,542	—
Corporate bonds	13,769	—	13,769	—
Total	$129,565	$—	$129,565	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015.

	Fair Value Measurements at June 30, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$37,198	$—	$—	$37,198
OREO	2,331	—	—	2,331
Total	$39,529	$—	$—	$39,529
_____________

(1)	Total fair value of impaired loans is net of $564,000 of specific reserves on performing TDRs.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$37,198	Market approach	Appraised value discounted by market or borrower conditions	0%-17.3% (0.4%)

OREO	$2,331	Market approach	Appraised value less selling costs	0% - 0% (0.0%)

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$42,557	Market approach	Appraised value discounted by market or borrower conditions	0% - 2.1% (0.3%)

OREO	$3,663	Market approach	Appraised value less selling costs	0% - 13.6% (1.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	June 30, 2016
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$6,051	$6,051	$6,051	$—	$—
Interest-earning deposits	31,454	31,454	31,454	—	—
Investments available-for-sale	136,028	136,028	—	136,028	—
Loans receivable, net	766,046	786,859	—	—	786,859
FHLB stock	7,631	7,631	—	7,631	—
Accrued interest receivable	3,158	3,158	—	3,158	—

Financial Liabilities:
Deposits	270,471	270,471	270,471	—	—
Certificates of deposit, retail	324,127	327,095	—	327,095	—
Certificates of deposit, brokered	65,612	66,797	—	66,797	—
Advances from the FHLB	161,500	161,893	—	161,893	—
Accrued interest payable	114	114	—	114	—

	December 31, 2015
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,713	$5,713	$5,713	$—	$—
Interest-earning deposits	99,998	99,998	99,998	—	—
Investments available-for-sale	129,565	129,565	—	129,565	—
Loans receivable, net	685,072	693,480	—	—	693,480
FHLB stock	6,137	6,137	—	6,137	—
Accrued interest receivable	2,968	2,968	—	2,968	—

Financial Liabilities:
Deposits	285,416	285,416	285,416	—	—
Certificates of deposit, retail	323,840	324,135	—	324,135	—
Certificates of deposit, brokered	66,151	66,947	—	66,947	—
Advances from the FHLB	125,500	125,466	—	125,466	—
Accrued interest payable	135	135	—	135	—

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

Note 8 - Stock-Based Compensation

In June 2016, First Financial Northwest's shareholders approved the First Financial Northwest, Inc. 2016 Equity Incentive Plan ("2016 Plan"). This plan provides for the granting of incentive stock options ("ISO"), non-qualified stock options ("NQSO"), restricted stock and restricted stock units until June 2026. The 2016 Plan established 1,400,000 shares available to grant with a maximum of 400,000 of these shares available to grant as restricted stock awards. Each share issued as a restricted stock award counts as two shares towards the total shares available to award.

Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of director's fees, the grant date is used as the vesting date.

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan ("2008 Plan") was frozen and no additional awards will be made. Under the 2008 Plan as of June 30, 2016, there were 611,756 available stock options and 74,478 available restricted stock awards. Upon approval of the new plan, these shares are no longer available to be awarded and the ungranted restricted stock awards were no longer reserved for issuance. Restricted stock awards and stock options that were granted under the 2008 Plan will continue to vest and be available for exercise, subject to the 2008 Plan provisions. At June 30, 2016, there were 1,371,896 total shares available for grant under the 2016 Plan, with 385,948 shares available for award as restricted stock.

For the three months ended June 30, 2016 and 2015, total compensation expense for the Plan was $290,000, and $110,000, respectively, and the related income tax benefit was $101,500 and $39,000, respectively.

For the six months ended June 30, 2016 and 2015, total compensation expense for the Plan was $383,000 and $219,000, respectively, and the related income tax benefit was $134,000 and $77,000, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Included in the above compensation for the three and six months ended June 30, 2016, director's compensation of $180,000 was recognized as a result of the awarding and vesting of restricted shares in lieu of cash payments of directors' fees, with a related income tax benefit of $63,000.

Stock Options

Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest's common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank.

Under the 2016 Plan, the exercise price and vesting period for stock options are determined by the award committee and specified in the award agreement, however, the exercise price shall not be less than the fair market value of a share as of the grant date. Any unexercised stock option will expire 10 years after the award date or sooner in the event of the award recipient's death, disability, retirement, or termination of service.

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

Beginning in 2016, a cashless exercise of vested stock options may occur by the option holder surrendering the number of options valued at the current stock price at the time of exercise to cover the total cost to exercise. The surrendered options are canceled and are unavailable for reissue.

A summary of the Company’s stock option plan awards and activity for the three and six months ended June 30, 2016, follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended June 30, 2016
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at April 1, 2016	726,320	$10.12
Granted	—
Exercised	—
Canceled	—
Forfeited or expired	—
Outstanding at June 30, 2016	726,320	10.12	4.78	2,305,420
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	719,060	10.11	4.75	2,288,270
Exercisable at June 30, 2016	484,320	9.70	3.24	1,733,760

	For the Six Months Ended June 30, 2016
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2016	884,260	$10.11
Granted	—
Exercised	(55,673)	9.78
Canceled	(82,267)
Forfeited or expired	(20,000)	12.05
Outstanding at June 30, 2016	726,320	10.12	4.78	2,305,420
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	719,060	10.11	4.75	2,288,270
Exercisable at June 30, 2016	484,320	9.70	3.24	1,733,760

As of June 30, 2016, there was $723,967 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.15 years. There were no stock options granted during the three and six months ended June 30, 2016 under either the 2008 Plan or 2016 Plan.

Restricted Stock Awards

The 2008 Plan authorized the grant of restricted stock awards to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the stock price on the grant date. Shares awarded as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date.

The 2016 Plan authorizes the grant of restricted stock awards subject to vesting periods or terms as defined by the award committee and specified in the award agreement. Restricted stock awards granted in lieu of cash payments for directors' fees are subject to immediate vesting on the grant date unless the award agreement provides otherwise. During the second quarter of 2016, there were 14,052 restricted shares granted to directors in lieu of cash payments for directors' fees that vested immediately.

A summary of changes in nonvested restricted stock awards for the three and six months ended June 30, 2016, follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended June 30, 2016
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at April 1, 2016	47,800	$8.95
Granted	14,052	12.81
Vested	(14,052)	12.81
Forfeited	—
Nonvested at June 30, 2016	47,800	8.95
Expected to vest assuming a 3% forfeiture rate over the vesting term	46,366	8.95

	For the Six Months Ended June 30, 2016
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	47,800	$8.95
Granted	14,052	12.81
Vested	(14,052)	12.81
Forfeited	—
Nonvested at June 30, 2016	47,800	8.95
Expected to vest assuming a 3% forfeiture rate over the vesting term	46,366	8.95

As of June 30, 2016, there was $267,967 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.57 years.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. At June 30, 2016, it was determined that the full deferred tax asset would be realized in future periods and no valuation allowance was required.

Our effective tax rate for the first six months of 2016 was 32.2%. During the second quarter of 2016, we surrendered a $10.2 million BOLI policy, and used the proceeds to purchase a new BOLI policy. The increase in cash surrender value of the policy was previously excluded from taxable income, however due to the early surrender of the policy, we recognized additional taxable noninterest income of $182,000 and incurred a 10% penalty of $18,000. Partially offsetting these increases, we recognized an additional tax benefit as a result of the exercise by officers and directors of certain non-qualified stock options. Estimated compensation expense is accrued to the deferred tax asset over the vesting period of the options. When these options were exercised, the actual stock price for our common stock was higher than previously estimated, resulting in an increase to actual compensation expense above the amount previously accrued and recognition of a tax benefit.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has prepared federal tax returns through December 31, 2015, at which time the Company had an alternative minimum tax credit carryforward totaling $1.4 million which has no expiration date.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share data)
Net income	$1,440	$2,368	$3,265	$4,597
Less: Earnings allocated to participating securities	(5)	(11)	$(11)	$(21)
Earnings allocated to common shareholders	$1,435	$2,357	$3,254	$4,576

Basic weighted average common shares outstanding	12,390,234	13,756,336	12,567,464	13,895,872
Dilutive stock options	120,704	133,487	132,619	136,596
Dilutive restricted stock grants	19,782	26,491	18,072	24,730
Diluted weighted average common shares outstanding	12,530,720	13,916,314	12,718,155	14,057,198

Basic earnings per share	$0.12	$0.17	$0.26	$0.33
Diluted earnings per share	$0.11	$0.17	$0.26	$0.33

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six months ended June 30, 2016, options to purchase an additional 60,000 shares of common stock were not included in the computation of diluted earnings per share because the incremental shares under the treasury stock method of calculation resulted in them being anti-dilutive. For the three and six months ended June 30, 2015, options to purchase an additional 225,000 were excluded as their effect would be anti-dilutive.

Note 11 - Subsequent Events

Dutch Auction Tender Offer

On July 13, 2016, First Financial Northwest announced the commencement of a modified Dutch auction tender offer for up to $40.0 million in value of shares of our common stock at a price within (and including) the range of $13.00 to $14.00 per share. The tender offer will expire at 12:00 midnight, New York City time, on August 9, 2016, unless extended by First Financial Northwest. Tenders of common stock must be made prior to the expiration of the tender offer and may be withdrawn at any time prior to the expiration of the tender offer. The tender offer is subject to terms and conditions described in the Offer to Purchase filed with the SEC on July 13, 2016 and distributed to shareholders. First Financial Northwest intends to finance the tender offer from available cash on hand.

This report is not an offer to purchase or a solicitation of an offer to sell First Financial Northwest’s securities. The solicitation and the offer to purchase the securities will only be made pursuant to the Offer to Purchase and related materials. First Financial Northwest filed a Tender Offer Statement on Schedule TO with the SEC with respect to the tender offer on July 13, 2016.

First Financial Northwest’s shareholders are advised to read the Schedule TO (including an offer to purchase, a related letter of transmittal and other offer documents), as each may be amended or supplemented from time to time, and any other relevant documents filed with the SEC when they become available, before making any decision with respect to the tender offer because these documents contain important information about the proposed transaction and the parties thereto.

Investors and shareholders may obtain free copies of the Schedule TO, as amended or supplemented from time to time, and other documents filed by the Company, at the SEC’s website at www.sec.gov, by contacting the Company by mail at Investor Relations, First Financial Northwest, Inc., 201 Wells Avenue South, Renton, Washington 98057, or through the investor relations portion of the Company’s website at www.ffnwb.com.

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

Overview

First Financial Northwest Bank ("the Bank") is a wholly-owned subsidiary of First Financial Northwest, Inc. ("the Company") and, as such, comprises substantially all of the activity for First Financial Northwest. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. Our full-service banking office in Renton, Washington serves primarily King County, and also Pierce, Snohomish and Kitsap counties. Additional branches opened in Mill Creek, Washington in September 2015 and Edmonds, Washington in March 2016. Further expanding our market presence in King County, the Bank opened a fourth location at The Landing, in Renton, Washington, in July 2016. Improved technology from the conversion to a new core data processor in August 2015 allows the Bank to better meet the needs of our customers as we seek to broaden the demographics of our customer base.

First Financial Northwest Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines ("FHLB") and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. Recently, improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain areas in the Puget Sound region have led to our significantly increasing originations of construction loans for properties located in our market area. We anticipate that construction lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to builders known to us. On a limited basis, we also will provide multifamily loans to developers with proven success in this type of construction. In addition, we are geographically expanding our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans that are outside of our primary market area. We recently hired a loan officer with extensive experience in California to further support our efforts to geographically diversify our loan portfolio through direct originations, loan participations, or loan purchases.

In support of our strategic growth plan, the Bank is seeking niche expansion opportunities. We have employees with the language and experience to meet the specific deposit and lending needs of the Chinese/American sector, including real estate developers involved in the EB-5 Immigrant Investor Program. In addition, we are developing a national line of business to originate and service high quality aircraft loans. These loans will be collateralized by new or used, single-engine piston aircraft to light jets for business or personal use. The loans will initially range from $250,000 to $4.0 million and will rely heavily on the asset value of the collateral. We expect to begin originating loans in this area in the third quarter of 2016.

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

An offset to net interest income is the provision for loan losses which is required to establish the allowance for loan and lease losses ("ALLL") at a level that adequately provides for probable losses inherent in our loan portfolio. As our loan portfolio increases or due to an increase for probable losses inherent in our loan portfolio, our ALLL may increase, resulting in a decrease to net interest income. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any increase to ALLL due to loan growth or an increase in probable loan losses.

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of bank owned life insurance ("BOLI"), and commissions earned on our investment services brokerage relationship. This income is increased or partially offset by any net gain or loss on sales of investment securities.

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of real estate taxes, depreciation expenses, maintenance, and costs of utilities. Also included in noninterest expense are changes to the Company's unfunded commitment reserve which are reflected in general and administrative expenses. The reserve is based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities, and reflects changes in the amounts that the Company has committed to fund but has not yet disbursed.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total assets were $999.2 million at June 30, 2016, an increase of 2.0%, from $979.9 million at December 31, 2015. The following table details the $19.3 million net change in the composition of our assets at June 30, 2016 from December 31, 2015.

	Balance at June 30, 2016	Change from December 31, 2015	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$6,051	$338	5.9%
Interest-earning deposits	31,454	(68,544)	(68.5)
Investments available-for-sale, at fair value	136,028	6,463	5.0
Loans receivable, net	766,046	80,974	11.8
Premises and equipment, net	18,206	499	2.8
FHLB stock, at cost	7,631	1,494	24.3
Accrued interest receivable	3,158	190	6.4
Deferred tax assets, net	3,438	(1,118)	(24.5)
OREO	2,331	(1,332)	(36.4)
BOLI, net	23,700	391	1.7
Prepaid expenses and other assets	1,193	(32)	(2.6)
Total assets	$999,236	$19,323	2.0%

Interest-earning deposits. Our interest-earning deposits, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, decreased $68.5 million, or 68.5%, at June 30, 2016, as compared to December 31, 2015. During the six months ended June 30, 2016, excess cash held at the Federal Reserve Bank, combined with a $36.0 million net increase in

FHLB advances was used primarily to fund the $81.0 million increase in net loans receivable, a $6.5 million increase in investment securities, and the $15.2 million decline in deposits.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $6.5 million during the first six months of 2016. To enhance interest income, we purchased two subordinated debt instruments issued by well capitalized financial institutions located in southern California in the amounts of $5.0 million each, increasing our corporate bonds by $10.0 million. These notes carry fixed interest rates of 6.0% and 6.5% for the initial five years, then convert to floating rate instruments that reprice quarterly for the remainder of their ten year terms. In addition, we purchased three fixed rate municipal bonds for $1.5 million and one fixed rate mortgage-backed security for $1.8 million for a combined yield on securities purchased of 5.14%. We did not sell any securities during the first six months of 2016, however, we received partial calls on three securities for a total of $430,000. At June 30, 2016, corporate bonds issued by financial institutions represented $23.7 million or 17.4% of our investments available-for-sale and municipal bonds represented 10.0% of our investments available-for-sale. These purchases were part of our investment portfolio restructuring strategy to transition our investment portfolio to securities with longer maturity periods, higher yields, and primarily fixed rates in order to enhance our interest income.

In addition to the purchase and call activity, we received principal repayments of $8.2 million on our investments available-for-sale. The net unrealized gain of our investments available-for-sale had a pre-tax increase of $2.3 million during the six months ended June 30, 2016.

The effective duration of the investments available-for-sale at June 30, 2016, was 2.9% as compared to 3.2% at December 31, 2015. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank's portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank's investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $81.0 million during the first six months of 2016. During this time period, we supplemented our loan originations by purchasing $49.8 million in performing loans from another financial institution, consisting of $37.8 million in commercial real estate and $12.0 million in multifamily loans. The loans were purchased at a 2.0% - 3.0% premium and are intended to be held to maturity. The purchases consisted of 13 loans ranging in size from $1.3 million to $8.2 million and are secured by properties in Washington, California, Oregon, Utah, Colorado and Arizona. The Company plans to continue to purchase loan pools that meet our credit standards, secured by properties outside of its primary market area, to augment its loan originations.

During the first six months of 2016, total multifamily loans increased by $23.9 million and commercial real estate loans increased $49.8 million. Included in the increase in multifamily loans was a $14.5 million increase in multifamily construction loans that will rollover to permanent loans upon completion of construction. In addition, construction and land development loans increased by $25.2 million. The growth in both of these categories is reflected in the $15.1 million increase in LIP to $69.0 million at June 30, 2016 as these loans typically fund over a 12 to 18 month period. Lastly, one-to-four family residential loans decreased by $2.0 million and business and consumer loans decreased by $396,000 and $646,000, respectively during the six months ended June 30, 2016.

The following table details the types of commercial real estate, multifamily and construction and development loans in our portfolio:

	June 30, 2016	December 31, 2015
	(In thousands)
Residential:
Multifamily	$105,773	$104,408
Micro-unit apartments	26,416	18,339
Total Residential	132,189	122,747

Non-residential:
Office	97,375	78,297
Retail	95,649	76,813
Mobile home park and land	23,290	23,630
Warehouse	15,479	17,845
Storage	38,130	40,238
Mixed use	15,526	7,388
Total Non-residential	285,449	244,211

Construction and development:
Non-residential	22,595	17,058
Residential (1)	64,312	52,233
Multifamily	77,281	46,666
Total construction and development	164,188	115,957
Total commercial real estate	$581,826	$482,915

The majority of our loan portfolio continues to be focused in our primary market area, however we are also seeking geographic diversification of our loan portfolio. The collateral underlying the pools of loans purchased during the six months ended June 30, 2016 are located throughout the West Coast. In addition, we are pursuing opportunities for loan participations outside our primary market area that meet our investment and credit quality objectives. During the first quarter of 2016, we hired an employee in the state of California whose focus is directly originating new commercial and multifamily real estate loans as well as analyzing loan participation and loan purchase opportunities in the San Francisco Bay area. The following table details geographic concentrations in our loan portfolio, shown net of LIP:

	At June 30, 2016
	One-to-four family residential	Multifamily	Commercial real estate	Construction/land development	Business	Consumer	Total
	(In thousands)
King County	$184,476	$89,752	$149,818	$55,657	$7,208	$5,365	$492,276
Pierce County	42,088	16,156	37,267	—	—	836	96,347
Snohomish County	9,386	5,553	31,545	5,765	—	43	52,292
Kitsap County	4,707	5,941	968	—	—	78	11,694
Other Washington Counties	10,782	17,108	50,970	2,928	—	11	81,799
Outside Washington	293	11,716	31,703	—	—	—	43,712
Total loans, net LIP	$251,732	$146,226	$302,271	$64,350	$7,208	$6,333	$778,120

Our five largest borrowing relationships, which represent 10.5% of our net loans, increased by $4.4 million from December 31, 2015 to June 30, 2016. At June 30, 2016 all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio. The following table details our five largest lending relationships at June 30, 2016:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/ Land Development	Consumer	Aggregate Balance of Loans (3)
		(Dollars in thousands)
Real estate investor	4	$496	$—	$18,183	$—	$—	$18,679
Real estate investor	11	—	16,824	845	—	—	17,669
Real estate investor	5	472	—	14,956	—	8	15,436
Real estate builder	3	—	—	8,820	5,623	—	14,443
Real estate investor	2	—	—	14,323	—	—	14,323
Total	25	$968	$16,824	$57,127	$5,623	$8	$80,550
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	All of the one-to-four family residential are owner occupied.

(3)	Net of LIP.

The ALLL increased to $10.1 million at June 30, 2016 from $9.5 million at December 31, 2015 and represented 1.3% and 1.4% of total loans receivable at June 30, 2016 and December 31, 2015, respectively. The ALLL consists of two components, the general allowance and the specific reserves. The increase in the ALLL, primarily a result of growth in our loan portfolio, consisted of an $840,000 increase in the general reserve and a $168,000 decrease in the specific reserves. For additional information, see "Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015-Provision for Loan Losses" discussed below.

We believe that the ALLL at June 30, 2016 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

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

The following table presents a breakdown of our TDRs at the dates indicated:

	June 30, 2016	December 31, 2015	June 30, 2015	Six Month Change	One Year Change
	(Dollars in thousands)
Nonperforming TDRs:
One-to-four family residential	$189	$131	$—	$58	$189
Total nonperforming TDRs	189	131	—	58	189

Performing TDRs:
One-to-four family residential	30,116	35,099	38,189	(4,983)	(8,073)
Multifamily	1,580	1,594	1,609	(14)	(29)
Commercial real estate	4,941	5,392	7,765	(451)	(2,824)
Consumer	43	43	43	—	—
Total performing TDRs	36,680	42,128	47,606	(5,448)	(10,926)
Total TDRs	$36,869	$42,259	$47,606	$(5,390)	$(10,737)
% TDRs classified as performing	99.5%	99.7%	100.0%

Our TDRs decreased $5.4 million at June 30, 2016 compared to December 31, 2015 as a result of principal repayments and loan payoffs. There were no new TDRs added during the first six months of 2016. At June 30, 2016, two TDRs were on nonaccrual status although current on their payments. There were no committed but undisbursed funds in connection with our TDRs and impaired loans. The largest TDR relationship at June 30, 2016, totaled $10.0 million and was comprised of $9.3 million in one-to-four family residential rental properties and $762,000 in owner occupied commercial property, all located in King County.

Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2016, total past due loans comprised 0.09% of total loans receivable, net of LIP, as compared to 0.18% at December 31, 2015.

Nonperforming assets decreased to $3.4 million at June 30, 2016, compared to $4.7 million at December 31, 2015. The following table presents detailed information on our nonperforming assets at the dates indicated:

	June 30, 2016	December 31, 2015	June 30, 2015	Six Month Change	One Year Change
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$1,019	$996	$252	$23	$767
Multifamily	—	—	1,683	—	(1,683)
Commercial real estate	—	—	407	—	(407)
Consumer	64	89	73	(25)	(9)
Total nonperforming loans	1,083	1,085	2,415	(2)	(1,332)

OREO	2,331	3,663	4,416	(1,332)	(2,085)
Total nonperforming assets (1)	$3,414	$4,748	$6,831	$(1,334)	$(3,417)

Nonperforming assets as a percent of total assets	0.34%	0.48%	0.72%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 99.5% of our TDRs were performing in accordance with their restructured terms at June 30, 2016. The remaining 0.5% of TDRs at June 30, 2016 that were nonperforming are reported above as nonperforming loans.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Nonaccrual loans remained stable at $1.1 million at June 30, 2016, and December 31, 2015. During the first six months of 2016, two loans with a total balance of $100,000 were transferred to nonaccrual status and were offset by $82,000 in principal payments and payoffs of nonaccrual loans and a $19,000 charge-off of a consumer loan during this period.

The three largest nonaccrual loans in the loan portfolio at June 30, 2016, included a $320,000 owner occupied single family residence in Snohomish County, which is current on its loan payments, a $169,000 owner occupied single family residence in King County, and a $155,000 owner occupied single family residence in King County, which is current on its loan payments.

We continue to focus our efforts on converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the continued improved ratio of our nonperforming assets as a percent of total assets, which declined to 0.34% at June 30, 2016, compared to 0.48% at December 31, 2015.

OREO. OREO includes properties acquired by the Bank through foreclosure or deed in lieu of foreclosure. At June 30, 2016, OREO was $2.3 million, a decrease of $1.4 million from $3.7 million at December 31, 2015. The decrease in OREO during the first six months of 2016 was a result of $1.1 million in property sales and $257,000 in market valuation adjustments. During the second quarter of 2016, the Bank sold a $164,000 non-residential land development project, a $728,000 commercial property, and a $182,000 parcel of a multi-parcel commercial property, generating a net loss of $87,000.

The three largest OREO properties at June 30, 2016 were an office building valued at $837,000 located in Pierce County, undeveloped land valued at $506,000 located in Kitsap County, and a retail building valued at $505,000 in Mason County.

The following table presents a breakdown of our OREO by county and number of properties at June 30, 2016:

	County			Total OREO	Number of Properties	Percent of Total OREO
	Pierce	Kitsap	Mason
	(Dollars in thousands)
OREO:
Commercial real estate (1)	$1,320	$506	$505	$2,331	5	100.0%
Total OREO	$1,320	$506	$505	$2,331	5	100.0%

(1) Of the five properties classified as commercial real estate, two are office/retail buildings and three are undeveloped lots.

Deposits. During the first six months of 2016, deposits decreased $15.2 million to $660.2 million at June 30, 2016, compared to $675.4 million at December 31, 2015. Deposit accounts consisted of the following:

	June 30, 2016	Change from December 31, 2015	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$25,137	$(4,255)	(14.5)%
NOW	17,062	801	4.9
Statement savings	31,143	2,816	9.9
Money market	197,129	(14,307)	(6.8)
Certificates of deposit, retail	324,127	287	0.1
Certificates of deposit, brokered	65,612	(539)	(0.8)
	$660,210	$(15,197)	(2.3)

During the first six months of 2016, noninterest-bearing checking accounts decreased by $4.3 million and money market accounts decreased by $14.3 million. Non-interest checking accounts decreased by $8.2 million during the first quarter of 2016, then grew by $4.0 million during the second quarter as a result of our new branches. The money market accounts at June 30, 2016, include $31.2 million of short-term deposits from large construction developers that are part of the EB-5 Immigrant Investor Program to fund development projects. Withdrawals occur as their projects progress and are expected to continue over the next 12 months.

Brokered certificates of deposits decreased by $539,000 during the six months ended June 30, 2016, as we redeemed $14.6 million of certificates, replacing them with $14.1 of brokered certificates of deposit at lower rates and with the same maturity periods as the called certificates. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of two to less than five years, along with the enhanced call features of these deposits, assist us in our efforts to manage interest rate risk.

At both June 30, 2016 and December 31, 2015, we held $16.0 million in public funds, nearly all of which were retail certificates of deposit.

Advances. We use advances from the FHLB as an alternative funding source, to reduce interest rate risk, and to leverage our balance sheet. Total FHLB advances at June 30, 2016 and December 31, 2015 were $161.5 million and $125.5 million, respectively. During the first six months of 2016, we paid off two advances at their scheduled maturity dates for $34.0 million, which carried a 0.81% interest rate, and $20.0 million, which carried a 0.70% interest rate. In June 2016, we obtained a $90.0 million seven year, one-month Member Option Variable-rate Advance from the FHLB. This advance will reprice monthly and allows prepayment without penalties on the repricing dates. This advance was taken to replace the maturing advances, year-to-date, and provide additional funding for loan growth. Of our total FHLB advances, $50.0 million is due to mature within one year, with the remaining $111.5 million due in two to seven years.

Stockholders’ Equity. Total stockholders’ equity decreased $1.2 million during the first six months of 2016 to $169.5 million at June 30, 2016, from $170.7 million at December 31, 2015 primarily due to common stock repurchases. Retained earnings increased $1.7 million to $44.6 million during the first six months of 2016 due to $3.3 million of net income partially offset by $1.5 million of shareholder dividends.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Dividend declared per common share	$0.06	$0.06	$0.12	$0.12
Dividend payout ratio (1)	51.8%	35.3%	46.4%	36.4%
______________
(1)    Dividends paid per common share divided by basic earnings per common share

As part of the strategy to increase shareholder value, the Company has been repurchasing shares. In October 2015, the Company's board of directors authorized the purchase of an additional 1,410,000 shares of the Company’s common stock, or 10% of the shares outstanding. In 2015, 364,054 shares were repurchased under this plan at an average price of $12.61 per share. From January 1, 2016 through April 27, 2016, when the plan expired, 436,145 additional shares were repurchased at an average price of $13.37, with a total of 800,199 shares repurchased under this plan at an average price of $13.02.

Additional paid-in-capital decreased $5.0 million during the six months ended June 30, 2016 as a combined result of $6.9 million used to repurchase the 436,145 shares, partially offset by a $1.3 million increase from the exercise of stock options. Accumulated other comprehensive gain increased $1.5 million from an accumulated other comprehensive loss as a result of improvements in after-tax valuation adjustments on investments available-for-sale.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and 2015

General. Net income for the three months ended June 30, 2016 was $1.4 million, or $0.11 per diluted share as compared to net income of $2.4 million, or $0.17 per diluted share for the quarter ended June 30, 2015. The $928,000 decline in net income during the second quarter of 2016 was primarily a result of recognition of a $600,000 provision for loan losses as compared to a

$500,000 recapture of provision for the quarter ended June 30, 2015. In addition, noninterest expense increased $1.2 million for the second quarter of 2016 as compared to the same quarter in 2015. Partially offsetting these decreases to net income, net interest income increased $615,000 and noninterest income increased $351,000 during the second quarter of 2016 as compared to the second quarter of 2015.

Net Interest Income. Net interest income for the quarter ended June 30, 2016 increased $615,000 to $8.2 million, as compared to $7.6 million for the second quarter in 2015 due primarily to growth in our interest income due to an increase in the average balance of interest-earning assets and shift from lower yielding interest-earning deposits to higher yielding investment securities and loan receivables.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended June 30, 2016 Compared to June 30, 2015 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loan receivable, net	$(417)	$807	$390
Investments available-for-sale	186	76	262
Interest-earning deposits	22	(40)	(18)
FHLB stock	41	—	41
Total net change in income on interest-earning assets	(168)	843	675

Interest-bearing liabilities:
Statement savings	1	2	3
Money market	47	38	85
Certificates of deposit, retail	99	(46)	53
Certificates of deposit, brokered	(31)	(2)	(33)
Advances from the FHLB	(19)	(29)	(48)
Total net change in expense on interest-bearing liabilities	97	(37)	60
Total net change in net interest income	$(265)	$880	$615

The $390,000 increase in loan interest income during the second quarter of 2016 as compared to the same period in 2015 was a result of a $61.9 million increase in the average outstanding loan balance partially offset by a decrease in yield of 23 basis points. The addition of $49.8 million in purchased loans during 2016 contributed significantly to the increase in the average loan balance.

During the second quarter of 2016, interest income from our investments available-for-sale increased by $262,000 as compared to the same period in 2015. The average balance of our investments available-for-sale for the three months ended June 30, 2016, increased by $17.8 million as compared to the same period last year as we restructured our investments available-for-sale portfolio through the sale of $25.6 million of lower yielding investment securities, utilizing the proceeds received to purchase higher yielding, long-term investment securities, resulting in an increase in the average yield of 56 basis points.

The Federal Reserve Bank's federal funds rate increase in December 2015 positively impacted both the rate paid on our interest-earning deposits and dividend received on our FHLB stock. The average rate earned on interest-earning deposits increased 22 basis points for the quarter ended June 30, 2016, as compared to the same period last year. The merger of the FHLB Seattle with the FHLB Des Moines in the second quarter of 2015 also resulted in a significant increase in dividends received on the stock we are required to hold at the FHLB. FHLB dividends increased to $44,000 for the second quarter of 2016 compared to $3,000 for the second quarter of 2015.

Partially offsetting the increase in interest income, interest expense increased by $60,000 for the three months ended June 30, 2016 as compared to the same period in 2015. Our average balance and average cost of money market accounts increased

$46.7 million and nine basis points, respectively, for the three months ended June 30, 2016 as compared to the same period in 2015 resulting in an additional $85,000 of interest expense during the three months ended June 30, 2016 due primarily to the short-term deposits from large construction developers that are part of the EB-5 Immigrant Investor Program. Further contributing to the increase in interest expense, an increase of 13 basis points paid on our retail certificates of deposit more than offset the $17.6 million decrease in the average balance of these deposits resulting in a net increase of $53,000. The early call and subsequent replacement of certain brokered certificates of deposit resulted in a decrease to interest expense of $33,000 as the cost of these funds decreased by 18 basis points for the quarter ended June 30, 2016 as compared to the quarter ended June 30, 2015. Decreases in both the average balance and rate paid for FHLB advances resulted in a $48,000 reduction in interest paid to the FHLB for short and long term advances.

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended June 30, 2016 and 2015. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$726,109	$9,048	5.00%	$664,195	$8,658	5.23%
Investments available-for-sale	133,813	757	2.27	115,972	495	1.71
Interest-earning deposits	39,167	47	0.48	101,373	65	0.26
FHLB stock	6,097	44	2.89	6,627	3	0.18
Total interest-earning assets	905,186	9,896	4.39	888,167	9,221	4.16
Noninterest earning assets	58,002			61,069
Total average assets	$963,188			$949,236

Liabilities and Stockholders' Equity
NOW	$17,592	$5	0.11%	$18,198	$5	0.11%
Statement savings	30,449	12	0.16	25,188	9	0.14
Money market	200,738	212	0.42	154,066	127	0.33
Certificates of deposit, retail	323,390	941	1.17	340,992	888	1.04
Certificates of deposit, brokered	65,612	271	1.66	66,122	304	1.84
Advances from the FHLB	123,148	272	0.89	135,500	320	0.95
Total interest-bearing liabilities	760,929	1,713	0.90	740,066	1,653	0.90
Noninterest bearing liabilities	33,082			29,238
Average equity	169,177			179,932
Total average liabilities and equity	$963,188			$949,236
Net interest income		$8,183			$7,568
Net interest margin			3.63%			3.42%

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

During the quarter ended June 30, 2016, management evaluated the adequacy of the ALLL and concluded that additional provision for loan losses in the amount of $600,000 was appropriate for the quarter. For the quarter ended June 30, 2015, a $500,000 recapture of the provision for loan losses was recorded. For the second quarter of 2016, the provision for loan losses was primarily a result of growth in our loan portfolio. In comparison, the recapture reported in the second quarter of 2015 was primarily a result of recoveries of $595,000 on loans previously charged off..

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP. There were no charge-offs during the quarters ended June 30, 2016 and 2015.

	At or For the Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$778,120	$672,426
Average loans receivable during period	726,109	664,195
ALLL balance at beginning of period	9,471	10,508
Provision (recapture of provision) for loan losses	600	(500)
Recoveries:
One-to-four family	63	518
Commercial real estate	—	57
Business	—	—
Consumer	—	20
Total recoveries	63	595
Net recovery	63	595
ALLL balance at end of period	$10,134	$10,603
ALLL as a percent of total loans, net of LIP	1.30%	1.58%
Ratio of net recoveries to average net loans receivable (annualized)	0.03	0.36

Noninterest Income. Noninterest income increased $351,000 to $708,000 for the quarter ended June 30, 2016, from $357,000 for the same quarter in 2015. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended June 30, 2016	Change from June 30, 2015	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$29	$—	—%
Loan service fees	81	44	118.9
BOLI change in cash surrender value	225	89	65.4
Investment sales commissions	281	258	1,121.7
Other	92	(41)	(30.3)
Total noninterest income	$708	$350	98.3

The increase in the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015, primarily related to an increase in other income from our wealth management services as a result of $281,000 of investment sales commissions generated by referred accounts with a wealth management advisor through First Financial Wealth Services. These services, which began in May 2015, allow us to offer a broader range of wealth management solutions to appropriately meet the needs of our customers.

During the quarter ended June 30, 2016, we replaced one of our BOLI policies with a higher yielding policy that increased noninterest income from BOLI during the quarter. In addition, we added $20.0 million in new BOLI policies in April 2015, bringing our BOLI policy total to $23.7 million as of June 30, 2016. We recognize the increase in cash surrender value of these policies, which represents the increase in underlying investments, as noninterest income, which assists in offsetting expenses for employee benefits. For the second quarter of 2016, noninterest income of $225,000 was recognized on these policies as compared to $136,000 in the second quarter of 2015.

Noninterest Expense. Noninterest expense increased $1.2 million to $6.1 million for the second quarter of 2016 from $4.9 million for the comparable quarter in 2015.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended June 30, 2016	Change from June 30, 2015	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$3,841	$590	18.1%
Occupancy and equipment	488	174	55.4
Professional fees	561	103	22.5
Data processing	251	63	33.5
Loss (gain) on sale of OREO property, net	89	91	(4,550.0)
OREO market value adjustments	—	46	(100.0)
OREO related expenses, net	(14)	(55)	(134.1)
Regulatory assessments	117	1	0.9
Insurance and bond premiums	86	(3)	(3.4)
Marketing	40	(14)	(25.9)
Other general and administrative	613	202	49.1
Total noninterest expense	$6,072	$1,198	24.6%

Expenses for salaries and employee benefits increased $590,000 for the second quarter of 2016 as compared to the same period in 2015 primarily as a result of increases in salaries and in the number of employees. As a result of our new branches in Edmonds and Mill Creek and the development of new products, the number of employees increased by 12 from June 30, 2015 to 118 total employees at June 30, 2016. In addition, annual increases were effective in the first quarter of 2016.

Loss (gain) on the sale of OREO property changed from a $2,000 net gain in the second quarter of 2015 to an $89,000 net loss for the second quarter of 2016. The loss in 2016 was primarily the result of the sale of a $728,000 commercial property.

Occupancy and equipment expense increased by $174,000 primarily as a result of the addition of lease expense related to the new branch offices in Edmonds, Mill Creek, and The Landing, in Renton, Washington.

A component of other general and administrative expenses, the reserve for unfunded commitments increased during the second quarter of 2016, resulting in $153,000 of additional expense. This unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities, and reflects changes in the amounts that the Company has committed to fund but has not yet disbursed. The increase in our construction lending activity was the primary reason for the increase in the quarter ended June 30, 2016.

Federal Income Tax Expense. Our statutory income tax rate is 35%. We recorded federal income tax provisions of $779,000 and $1.2 million for the quarters ended June 30, 2016, and 2015, respectively, as a result of our consolidated pretax net income. Our effective tax rate for the quarter ended June 30, 2016 increased to 35.1% as a result of the early surrender of a BOLI policy, requiring us to recognize the previously excluded noninterest income as taxable income. In addition, we incurred a 10% penalty of $18,000 on the early surrender of the BOLI policy, as discussed above.

Comparison of Operating Results for the Six Months Ended June 30, 2016 and 2015

General. Net income for the six months ended June 30, 2016 was $3.3 million, or $0.26 per diluted share as compared to net income of $4.6 million, or $0.33 per diluted share for the six months ended June 30, 2015. Significantly contributing to the decline in net income during the first six months of 2016 was the recognition of a $500,000 provision for loan loss in 2016 as compared to a $600,000 recapture of provision in 2015. In addition, noninterest expense increased $2.7 million for the first six months of 2016 as compared to the same period in 2015. Partially offsetting these decreases to net income, net interest income increased $874,000 and noninterest income increased $740,000 during the first six months of 2016 as compared to the first six months of 2015.

Net Interest Income. Net interest income for the six months ended June 30, 2016 increased $874,000 to $16.0 million, as compared to $15.1 million for the same period in 2015. The increase was a reflection of our strategy to deploy excess cash to fund increases in our loans receivable and available-for-sale investment securities and thereby increase our interest income, while continuing to reduce our cost of funds.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Six Months Ended June 30, 2016 Compared to June 30, 2015 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loan receivable, net	$(508)	$1,049	$541
Investments available-for-sale	305	120	425
Interest-earning deposits	80	(49)	31
FHLB stock	86	—	86
Total net change in income on interest-earning assets	(37)	1,120	1,083

Interest-bearing liabilities:
NOW	1	(1)	—
Statement savings	2	3	5
Money market	91	92	183
Certificates of deposit, retail	178	(118)	60
Certificates of deposit, brokered	17	12	29
Advances from the FHLB	(9)	(59)	(68)
Total net change in expense on interest-bearing liabilities	280	(71)	209
Total net change in net interest income	$(317)	$1,191	$874

Loan interest income increased $541,000 during the first six months of 2016 as compared to the same period in 2015 as a result of a $40.5 million increase in our average loans receivable partially offset by a 15 basis point reduction in yield. The $49.8 million purchase of loans during the first half of 2016 contributed significantly to the increase in the average loan balance and were purchased at a 2.0% - 3.0% premium, which is amortized against interest income over the remaining maturity of the loans.

During the first six months of 2016, interest income from our investments available-for-sale increased by $425,000 as our average balance increased by $14.1 million and our yield increased 47 basis points as compared to the same period last year. Beginning in mid-2015, we began to restructure our investment available-for-sale portfolio by selling off shorter term, low-yielding investment securities and replacing them with longer term, higher-yielding investment securities.

The Federal Reserve Bank's federal funds rate increase in December 2015 positively impacted both the rate paid on our interest-earning deposits and dividend received on our FHLB stock. The average rate earned on interest-earning deposits increased 26 basis points for the six months ended June 30, 2016, as compared to the same period last year. The merger of the FHLB Seattle with the FHLB Des Moines in the second quarter of 2015 also resulted in a significant increase in dividends received on the stock we are required to hold at the FHLB. FHLB dividends increased to $86,000 for the six months ended June 30, 2016 compared to $5,000 for the six months ended June 30, 2015.

Partially offsetting the increase in interest income, our interest expense increased by $209,000 during the first six months of 2016 as compared to the same period in 2015. Money market interest expense increased by $183,000 during the six months ended June 30, 2016 as a result of a $56.6 million increase in the average balance of these deposits and a nine basis point increase in the cost of these funds as compared to the same period last year. Much of this increase was due to the short-term deposits from large construction developers that are part of the EB-5 Immigrant Investor Program. In addition, the cost of our certificates of deposit increased $89,000 in total, primarily due to an eleven basis point increase in the cost of retail certificates of deposit, which more than offset the $22.8 million decrease in the average balance of retail certificates of deposit. Partially offsetting these increases in interest expense, the cost of our FHLB advances decreased by $68,000 for the first six months of 2016 as compared to the same period in 2015. The reduction was a result of both a $12.5 million decrease in the average outstanding balance and a two basis point reduction in the average rate paid. Several advances were paid off at maturity from October 2015 through March 2016 and were not fully replaced until late in the second quarter of 2016.

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the six months ended June 30, 2016 and 2015. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$706,606	$17,775	5.07%	$666,061	$17,234	5.22%
Investments available-for-sale	132,073	1,432	2.19	117,990	1,007	1.72
Interest-earning deposits	63,774	160	0.51	102,366	129	0.25
FHLB stock	6,066	91	3.03	6,676	5	0.15
Total interest-earning assets	908,519	19,458	4.32	893,093	18,375	4.15
Noninterest earning assets	58,291			54,270
Total average assets	$966,810			$947,363

Liabilities and Stockholders' Equity
NOW	$17,290	$9	0.10%	$18,365	$9	0.10%
Statement savings	28,733	23	0.16	25,093	18	0.14
Money market	205,968	425	0.42	149,329	242	0.33
Certificates of deposit, retail	323,524	1,847	1.15	346,348	1,787	1.04
Certificates of deposit, brokered	65,516	620	1.91	64,242	591	1.86
Advances from the FHLB	123,017	570	0.93	135,500	638	0.95
Total interest-bearing liabilities	764,048	3,494	0.92	738,877	3,285	0.90
Noninterest bearing liabilities	32,948			27,115
Average equity	169,814			181,371
Total average liabilities and equity	$966,810			$947,363
Net interest income		$15,964			$15,090
Net interest margin			3.54%			3.41%

Provision for Loan Losses. During the six months ended June 30, 2016 and 2015, management evaluated the adequacy of the ALLL and concluded that additional provision for loan loss in the amount of $500,000 was appropriate for the period. The provision during the first six months of 2016 was primarily a reflection of the $80.1 million growth in net loans receivable. For 2015, the first six months recapture of $600,000 was primarily a result of recoveries of $1.1 million, partially offset by charge-offs of $340,000.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$778,120	$672,426
Average loans receivable during period	706,606	666,061
ALLL balance at beginning of period	9,463	10,491
Provision (recapture of provision) for loan losses	500	(600)
Charge-offs:
One-to-four family	—	(25)
Multifamily	—	(281)
Consumer	(19)	(34)
Total charge-offs	(19)	(340)
Recoveries:
One-to-four family	85	691
Commercial real estate	104	57
Business	—	3
Consumer	1	301
Total recoveries	190	1,052
Net recovery	171	712
ALLL balance at end of period	$10,134	$10,603
ALLL as a percent of total loans, net of LIP	1.30%	1.58%
Ratio of net recoveries to average net loans receivable (annualized)	0.05	0.43

Noninterest Income. Noninterest income increased $740,000 to $1.2 million for the six months ended June 30, 2016, from $448,000 for the same period in 2015. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Six Months Ended June 30, 2016	Change from June 30, 2015	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$44	$1	2.3%
Loan service fees	129	73	130.4
BOLI change in cash surrender value	390	234	150.0
Investment sales commissions	491	468	2,034.8
Other	134	(36)	(21.2)
Total noninterest income	$1,188	$740	165.2

The $234,000 increase in noninterest BOLI income was primarily a result of $20.0 million of BOLI policies added in April 2015. Investment sales commissions increased by $468,000 for the first two quarters of 2016 as compared to the same period in 2015. The commissions recognized in 2015 represent the initial two months of the Company offering wealth management services.

Noninterest Expense. Noninterest expense increased $2.7 million for the six months ended June 30, 2016 as compared to the same period in 2015.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Six Months Ended June 30, 2016	Change from June 30, 2015	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$7,615	$950	14.3%
Occupancy and equipment	996	344	52.8
Professional fees	1,029	217	26.7
Data processing	441	93	26.7
Loss (gain) on sales of OREO property, net	87	618	(116.4)
OREO market value adjustments	257	253	6,325.0
OREO-related expenses, net	(34)	(27)	385.7
Regulatory assessments	237	5	2.2
Insurance and bond premiums	174	(7)	(3.9)
Marketing	78	(9)	(10.3)
Other general and administrative	965	244	33.8
Total noninterest expense	$11,845	$2,681	29.3%

Salaries and employee benefits expense increased $950,000 for the first six months of 2016 as compared to the same period in 2015. The number of employees increased from June 30, 2015 to June 30, 2016, as we added employees to support our core conversion project and branch expansions. Occupancy and equipment expense increased by $344,000 as a result of the addition of three leases for the Mill Creek, Edmonds, and Renton Landing branches.

The loss on sale of OREO properties resulted in an increase to noninterest expense of $618,000 in the first six months of 2016 as compared to the same period in 2015. During the first six months of 2015, sales of seven OREO properties for $5.5 million generated a $531,000 net gain. In comparison, for the same period in 2016, sales of two OREO properties plus a portion of a multi-parcel property for $988,000 generated a net loss of $87,000. In addition, market valuation adjustments to properties in our OREO inventory resulted in additional $257,000 expense for the first six months of 2016 as compared to only $4,000 for the same period in 2015. A land development project in Kitsap County was written down based on a purchase and sale agreement received in the first quarter of 2016. The sale subsequently fell through, but was deemed to represent the market value of the property.

General and administrative expenses increased by $244,000 partially as a result of the $172,000 increase in the reserve for unfunded commitments, reflecting the increase in construction lending and related increase in committed but undisbursed funds. In addition, subscription expense increased by $49,000 and state taxes increased by $33,000 as a result of increased taxable income and new local taxes in 2016.

Federal Income Tax Expense. Our statutory income tax rate is 35%. We recorded federal income tax provisions of $1.5 million and $2.4 million for the year-to-date ended June 30, 2016, and 2015 as a result of our consolidated net income. Our effective tax rate for the six months ended June 30, 2016 was 32.2% as a result of the early surrender of a BOLI policy, as discussed above.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At June 30, 2016, retail certificates of deposit scheduled to mature in one year or less totaled $142.8 million. Management's practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale increased $6.5 million from December 31, 2015 to $136.0 million at June 30, 2016 and represents a ready source of cash if needed. The balance of our interest-earning deposits decreased by $68.5 million from December 31, 2015 to June 30, 2016, as we shifted cash into higher yielding assets. At June 30, 2016, the Bank maintained credit facilities with the FHLB totaling $405.7 million with an outstanding balance of $161.5 million. At June 30, 2016, we also had available a total of $35.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at June 30, 2016 of $65.6 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk associated with retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At June 30, 2016, brokered certificates of deposit had a remaining weighted-average maturity of 3.1 years. These certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2016, the Company (on an unconsolidated basis) had liquid assets of $46.3 million and short-term liabilities of $93,000.

On July 13, 2016, First Financial Northwest announced the launch of a modified Dutch auction tender offer for up to $40.0 million in value of shares of our common stock at a price within (and including) the range of $13.00 to $14.00 per share. The tender offer will expire at 12:00 midnight, New York City time, on August 9, 2016, unless extended by First Financial Northwest. Tenders of common stock must be made prior to the expiration of the tender offer and may be withdrawn at any time prior to the expiration of the tender offer. The tender offer is subject to terms and conditions described in the Offer to Purchase filed with the SEC on July 13, 2016 and distributed to shareholders. First Financial Northwest intends to finance the tender offer from available cash on hand.

This report is not an offer to purchase or a solicitation of an offer to sell First Financial Northwest’s securities. The solicitation and the offer to purchase the securities will only be made pursuant to the Offer to Purchase and related materials. First Financial Northwest filed a Tender Offer Statement on Schedule TO with the SEC with respect to the tender offer on July 13, 2016.

First Financial Northwest’s shareholders are advised to read the Schedule TO (including an offer to purchase, a related letter of transmittal and other offer documents), as each may be amended or supplemented from time to time, and any other relevant documents filed with the SEC when they become available, before making any decision with respect to the tender offer because these documents contain important information about the proposed transaction and the parties thereto.

Investors and shareholders may obtain free copies of the Schedule TO, as amended or supplemented from time to time, and other documents filed by the Company, at the SEC’s website at www.sec.gov, by contacting the Company by mail at Investor Relations, First Financial Northwest, Inc., 201 Wells Avenue South, Renton, Washington 98057, or through the investor relations portion of the Company’s website at www.ffnwb.com.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2016 and December 31, 2015, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at June 30, 2016:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Unused portion of lines of credit	$6,383	$787	$3,874	$656	$1,066
Undisbursed portion of construction loans	68,979	26,400	42,579	—	—
Total commitments	$75,362	$27,187	$46,453	$656	$1,066

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

As of June 30, 2016, the Bank had three operating leases with initial terms of 5 to 5.5 years and carry minimum lease payments of $14,000 per month. All three leases offer extension periods.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At June 30, 2016, stockholders' equity totaled $169.5 million, or 16.9% of total assets. Our book value per share of common stock was $12.71 at June 30, 2016 compared to $12.40 at December 31, 2015. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of June 30, 2016, the Bank and consolidated Company exceeded all regulatory capital requirements and the Bank was considered "well capitalized" under regulatory capital guidelines of the FDIC. The following table provides our capital requirements and actual results.

	At June 30, 2016
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$115,100	12.02%	$38,311	4.00%	$47,888	5.00%
Consolidated	168,651	17.55	38,448	4.00	48,060	5.00
Common equity tier I ("CET1") (to risk-weighted assets)
Bank only	115,100	14.42	35,913	4.50	51,874	6.50
Consolidated	168,651	21.04	36,074	4.50	52,107	6.50
Tier I risk-based capital (to risk-weighted assets)
Bank only	115,100	14.42	47,884	6.00	63,845	8.00
Consolidated	168,651	21.04	48,099	6.00	64,132	8.00
Total risk-based capital (to risk-weighted assets)
Bank only	125,086	15.67	63,845	8.00	79,807	10.00
Consolidated	178,683	22.29	64,132	8.00	80,165	10.00

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

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

Additionally, the Committee reviews current and projected liquidity needs. As part of its procedures, the ALCO regularly reviews our interest rate risk by modeling the impact that changes in interest rates may have on earnings, particularly net interest income. The market value of portfolio equity, which is the net present value of an institution's existing assets less its liabilities and off-

balance sheet instruments, is also modeled under several scenarios of changing interest rates. In both cases, results are evaluated and compared with the maximum potential change that is authorized by the Board of Directors.

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

We have utilized the following strategies in our efforts to manage interest rate risk:

•	we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets;

•	we have invested in securities with relatively short average lives, generally less than eight years; and,

•	we have added adjustable-rate securities to our investment portfolio.

We have conducted research into the possibility of utilizing derivative instruments to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower our cost of borrowing while taking into account variable interest rate risk. We are considering using interest rate swaps as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for tits longer term advances. Interest rate contracts may expose us to the risk of loss associated with variations in the spread between the interest rate contract and the hedged item. In addition, these contracts carry volatility risk that the expected uncertainty relating to the price of the underlying asset differs from what is anticipated. If interest rate swaps we enter into prove ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. A portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 38.7% of our total loans were adjustable-rate loans at June 30, 2016. At that date, $156.5 million, or 52.0% of these loans were at their floor, with a weighted-average interest rate of 4.3%.

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

The following table illustrates the change in our net interest income at June 30, 2016 that would occur in the event of an instantaneous change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at June 30, 2016
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$30,287	(6.95)%
+200	31,099	(4.45)
+100	31,893	(2.02)
Base	32,549	—
(100)	32,718	0.52

The following table illustrates the change in our net portfolio value (“NPV”) at June 30, 2016 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$154,973	$(35,698)	(18.72)%	16.37%	(3.50)%	$946,436
+200	168,064	(22,607)	(11.86)	17.29	(2.22)	971,856
+100	180,975	(9,696)	(5.09)	18.14	(0.95)	997,781
Base	190,671	—	—	18.69	—	1,020,095
(100)	190,907	236	0.12	18.45	0.02	1,034,714
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

At June 30, 2016, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest's common stock repurchases during the second quarter of 2016, under the repurchase plan effective November 2, 2015 through April 27, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April 1 - April 30, 2016	122,058	$13.38	122,058	—
May 1 - May 31, 2016	—	—	—	—
June 1 - June 30, 2016	—	—	—	—
	122,058		122,058

On October 29, 2015, the Board of Directors authorized the repurchase of up to 1,410,000 shares of the Company's common stock, or 10% of the Company's outstanding shares. This plan expired on April 27, 2016, at which time 800,199 shares had been repurchased at an average price per share of $13.02. The Company will not repurchase shares during the period of the tender offer and for at least ten days after the completion of the tender offer. See Note 11 - Subsequent Events in Item 1 of this report.

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
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC.

Date: August 5, 2016	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 5, 2016	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.