Form 10-Q
period 2016-09-30
First Financial Northwest, Inc.
filed 2016-11-08
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 3, 2016, 10,931,431 shares of the issuer's common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	September 30, 2016	December 31, 2015
Assets
	(Unaudited)
Cash on hand and in banks	$5,803	$5,713
Interest-earning deposits with banks	26,708	99,998
Investments available-for-sale, at fair value	133,865	129,565
Loans receivable, net of allowance of $11,006 and $9,463	845,930	685,072
Federal Home Loan Bank ("FHLB") stock, at cost	10,031	6,137
Accrued interest receivable	3,378	2,968
Deferred tax assets, net	3,053	4,556
Other real estate owned ("OREO")	2,331	3,663
Premises and equipment, net	18,296	17,707
Bank owned life insurance ("BOLI"), net	23,950	23,309
Prepaid expenses and other assets	1,353	1,225
Total assets	$1,074,698	$979,913

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$33,060	$29,392
Interest-bearing deposits	659,111	646,015
Total deposits	692,171	675,407
FHLB Advances	221,500	125,500
Advance payments from borrowers for taxes and insurance	3,752	1,794
Accrued interest payable	116	135
Other liabilities	6,105	6,404
Total liabilities	923,644	809,240

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 11,898,149 shares at September 30, 2016, and 13,768,814 shares at December 31, 2015	119	138
Additional paid-in capital	111,066	136,338
Retained earnings, substantially restricted	46,569	42,892
Accumulated other comprehensive gain (loss), net of tax	71	(1,077)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(6,771)	(7,618)
Total stockholders' equity	151,054	170,673
Total liabilities and stockholders' equity	$1,074,698	$979,913

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$9,967	$8,698	$27,742	$25,932
Investments available-for-sale	792	578	2,224	1,585
Interest-earning deposits	38	67	198	196
Dividends on FHLB stock	45	15	136	20
Total interest income	10,842	9,358	30,300	27,733
Interest expense
Deposits	1,545	1,369	4,469	4,016
FHLB advances	363	325	933	963
Total interest expense	1,908	1,694	5,402	4,979
Net interest income	8,934	7,664	24,898	22,754
Provision (recapture of provision) for loan losses	900	(700)	1,400	(1,300)
Net interest income after provision (recapture of provision) for loan losses	8,034	8,364	23,498	24,054
Noninterest income
Net gain on sale of investments	33	85	33	85
BOLI income	251	213	641	369
Wealth management revenue	165	41	656	64
Other	224	108	531	377
Total noninterest income	673	447	1,861	895
Noninterest expense
Salaries and employee benefits	3,821	3,488	11,436	10,153
Occupancy and equipment	467	387	1,463	1,039
Professional fees	458	472	1,487	1,284
Data processing	259	176	700	523
Loss (Gain) on sale of OREO property, net	—	—	87	(531)
OREO market value adjustments	—	—	257	5
OREO related (reimbursements) expenses, net	(11)	24	(45)	17
Regulatory assessments	82	119	319	351
Insurance and bond premiums	86	89	260	270
Marketing	67	103	145	190
Other general and administrative	25	523	990	1,244
Total noninterest expense	5,254	5,381	17,099	14,545
Income before federal income tax provision	3,453	3,430	8,260	10,404
Federal income tax provision	847	984	2,389	3,361
Net income	$2,606	$2,446	$5,871	$7,043
Basic earnings per common share	$0.22	$0.18	$0.47	$0.51
Diluted earnings per common share	$0.22	$0.18	$0.47	$0.51
Basic weighted average number of common shares outstanding	11,859,683	13,372,573	12,329,815	13,719,522
Diluted weighted average number of common shares outstanding	12,011,952	13,528,322	12,481,379	13,878,549
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$2,606	$2,446	$5,871	$7,043
Other comprehensive income, before tax:
Gross unrealized holding (losses) gains on investments available-for-sale	(509)	205	1,800	(65)
Tax benefit (provision)	178	(72)	(631)	22
Reclassification adjustment for net gains realized in income	(33)	(85)	(33)	(85)
Tax provision	12	30	12	30
Other comprehensive (loss) income, net of tax	(352)	78	$1,148	$(98)
Total comprehensive income	$2,254	$2,524	$7,019	$6,945

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Dollars in thousands except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2014	15,167,381	$151	$153,395	$36,969	$(357)	$(8,746)	$181,412
Other comprehensive income	—	—	—	7,043	(98)	—	6,945
Exercise of stock options	100,000	1	690	—	—	—	691
Compensation related to stock options and restricted stock awards	—	—	330	—	—	—	330
Allocation of 84,639 ESOP shares	—	—	185	—	—	846	1,031
Repurchase and retirement of common stock	(1,067,714)	(10)	(12,975)	—	—	—	(12,985)
Cash dividend declared and paid ($0.18 per share)	—	—	—	(2,469)	—	—	(2,469)
Balances at September 30, 2015	14,199,667	$142	$141,625	$41,543	$(455)	$(7,900)	$174,955

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2015	13,768,814	$138	$136,338	$42,892	$(1,077)	$(7,618)	$170,673
Net income				5,871			5,871
Other comprehensive income	—	—	—	—	1,148	—	1,148
Exercise of stock options	63,173	1	317	—	—	—	318
Issuance of common stock - restricted stock awards, net	8,752	—	(74)	—	—	—	(74)
Compensation related to stock options and restricted stock awards	—	—	505	—	—	—	505
Allocation of 84,639 ESOP shares	—	—	298	—	—	847	1,145
Repurchase and retirement of common stock	(1,868,112)	(19)	(26,319)	—	—	—	(26,338)
Canceled common stock - restricted stock awards	(74,478)	(1)	1	—	—	—	—
Cash dividend declared and paid ($0.18 per share)	—	—	—	(2,194)	—	—	(2,194)
Balances at September 30, 2016	11,898,149	$119	$111,066	$46,569	$71	$(6,771)	$151,054

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$5,871	$7,043
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recapture of provision) for loan losses	1,400	(1,300)
OREO market value adjustments	257	5
Loss (gain) on sale of OREO property, net	87	(531)
Gain on sale of investments available-for-sale	(33)	(85)
Depreciation of premises and equipment	797	570
Amortization of premiums and discounts on investments available-for-sale, net	726	852
Deferred federal income taxes	884	3,174
Allocation of ESOP shares	1,145	1,031
Stock compensation expense	505	330
Change in cash surrender value of BOLI	(641)	(369)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(128)	217
Net increase in advance payments from borrowers for taxes and insurance	1,958	1,232
Accrued interest receivable	(410)	193
Accrued interest payable	(19)	—
Other liabilities	(299)	1,357
Net cash provided by operating activities	12,100	13,719
Cash flows from investing activities:
Proceeds from sales of OREO properties	988	5,715
Proceeds from calls and sales of investments available-for-sale	24,921	23,771
Principal repayments on investments available-for-sale	12,375	14,463
Purchases of investments available-for-sale	(40,522)	(44,674)
Net increase in loans receivable	(162,258)	(9,723)
(Redemption) purchase of FHLB stock	(3,894)	208
Purchases of premises and equipment	(1,386)	(1,351)
Surrender of BOLI	10,182	—
Purchase of BOLI	(10,182)	(20,000)
Net cash used by investing activities	(169,776)	(31,591)
Cash flows from financing activities:
Net increase in deposits	16,764	50,940
Advances from the FHLB	335,000	—
Repayments of advances from the FHLB	(239,000)	—
Proceeds from stock options exercises	318	691
Net share settlement of stock awards	(74)	—
Repurchase and retirement of common stock	(26,338)	(12,985)
Dividends paid	(2,194)	(2,469)
Net cash provided by financing activities	84,476	36,177

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Net (decrease) increase in cash and cash equivalents	$(73,200)	$18,305
Cash and cash equivalents at beginning of period	105,711	104,049
Cash and cash equivalents at end of period	$32,511	$122,354

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$5,421	$4,979
Federal income taxes paid	2,025	177
Noncash items:
Loans transferred to OREO, net of deferred loan fees and allowance for loan losses	$—	$141
Change in unrealized loss on investments available for sale	1,767	(150)

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

First Financial Northwest Bank is headquartered in Renton, Washington, where its main, full service retail branch is located. In addition, the Bank opened branches in Mill Creek, Washington in the third quarter of 2015, Edmonds, Washington in the first quarter of 2016, and The Landing in Renton, Washington in the third quarter of 2016. The Bank's primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses ("ALLL"), the valuation of other real estate owned ("OREO") and the underlying collateral of impaired loans, deferred tax assets, and the fair value of financial instruments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customer (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The standard allows for full retrospective adoption for all periods presented or modified retrospective adoption to only the most current period presented in the financial statements. The cumulative effect of initially applying the standard is recognized at the date of the initial application. The Company is currently evaluating the provisions to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments--Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk. In addition, the ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for fiscal years or interim periods that have not yet been issued if adopted at the beginning of the fiscal year. The adoption of ASU 2016-01 is not expected to have a material impact on the Company's consolidated financial statements.

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments--Credit Losses (Topic 326). This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. We are evaluating the impact of the adoption of ASU 2016-13.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was to address the appropriate classification of eight specific cash flow issues on the cash flow statement. Debt prepayment costs should be classified as an outflow for financing activities. Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities. Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities. Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transition method to each period presented. Adoption of ASU 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$41,456	$719	$(31)	$42,144
Freddie Mac	18,969	489	—	19,458
Ginnie Mae	20,006	114	(153)	19,967
Municipal bonds	13,237	584	(4)	13,817
U.S. Government agencies	14,296	174	(5)	14,465
Corporate bonds	24,007	404	(397)	24,014
Total	$131,971	$2,484	$(590)	$133,865

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

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated. At September 30, 2016, we had two municipal bonds in an unrealized loss position. At December 31, 2015, we had no municipal bonds in an unrealized loss position.

	September 30, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$9,194	$(31)	$—	$—	$9,194	$(31)
Ginnie Mae	15,877	(153)	—	—	15,877	(153)
Municipal bonds	447	(4)	—	—	447	(4)
U.S. Government agencies	2,002	(2)	1,617	(3)	3,619	(5)
Corporate bonds	3,883	(117)	4,720	(280)	8,603	(397)
Total	$31,403	$(307)	$6,337	$(283)	$37,740	$(590)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$37,593	$(227)	$—	$—	$37,593	$(227)
Freddie Mac	12,115	(117)	—	—	12,115	(117)
Ginnie Mae	5,508	(29)	3,233	(85)	8,741	(114)
U.S. Government agencies	9,605	(88)	—	—	9,605	(88)
Corporate bonds	10,263	(245)	—	—	10,263	(245)
Total	$75,084	$(706)	$3,233	$(85)	$78,317	$(791)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment ("OTTI") are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At September 30, 2016 and December 31, 2015, the Company had 17 securities and 43 securities in an unrealized loss position, respectively, of which four and three, respectively, were in an unrealized loss position for 12 months or more. Management reviewed the financial condition of the entities issuing municipal or corporate bonds at September 30, 2016 and December 31, 2015, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2016
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$515	$517
Due after one year through five years	8,861	8,919
Due after five years through ten years	25,518	25,804
Due after ten years	16,646	17,056
	51,540	52,296
Mortgage-backed investments	80,431	81,569
Total	$131,971	$133,865

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held. Investment securities with market values of $24.0 million and $17.4 million were pledged as collateral for public deposits at September 30, 2016 and December 31, 2015, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three and nine months ended September 30, 2016, we had calls and sales on investment securities of $24.5 million, and $24.9 million, respectively, generating a net gain of $33,000. For the three and nine months ended September 30, 2015, we had calls and sales of investment securities of $22.1 million and $23.7 million, respectively, generating a net gain of $85,000.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$148,304	$147,229
Permanent non-owner occupied	107,601	106,543
	255,905	253,772
Multifamily:
Permanent	135,414	122,747
Construction (1)	49,325	21,115
	184,739	143,862
Commercial real estate:
Permanent	329,204	244,211
Land (2)	27,916	8,290
	357,120	252,501
Construction/land development:
One-to-four family residential	62,120	52,233
Multifamily	49,471	25,551
Land development	3,793	8,768
	115,384	86,552

Business	8,023	7,604
Consumer	6,526	6,979
Total loans	927,697	751,270

Less:
Loans in process ("LIP")	68,492	53,854
Deferred loan fees, net	2,269	2,881
Allowance for loan and lease losses ("ALLL")	11,006	9,463
Loans receivable, net	$845,930	$685,072
______________________
(1) Construction/land development excludes construction loans that will convert to permanent loans. The Company considers these loans to be "rollovers" in that one loan is originated for both the construction loan and permanent financing. These loans are classified according to the underlying collateral.

(2) Includes raw land or buildable lots where the Company does not intend to finance the construction.

At September 30, 2016, loans totaling $434.6 million were pledged to secure borrowings from the FHLB of Des Moines compared to $365.1 million at December 31, 2015.

The Company has issued loans to officers and directors on the same terms as comparable loans to unrelated parties. The outstanding balance of these loans was $65,000 at September 30, 2016 and $118,000 at December 31, 2015.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Based on this evaluation, additional provision for loan loss or charge-offs is recorded prior to the end of the financial reporting period.

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended September 30, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,747	$1,421	$4,021	$1,403	$217	$325	$10,134
Charge-offs	—	—	—	—	—	(28)	(28)
Recoveries	—	—	—	—	—	—	—
Provision (recapture)	(60)	130	641	178	25	(14)	900
Ending balance	$2,687	$1,551	$4,662	$1,581	$242	$283	$11,006

	At or For the Nine Months Ended September 30, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,028	$1,298	$3,542	$941	$229	$425	$9,463
Charge-offs	—	—	—	—	—	(47)	(47)
Recoveries	85	—	104	—	—	1	190
Provision (recapture)	(426)	253	1,016	640	13	(96)	1,400
Ending balance	$2,687	$1,551	$4,662	$1,581	$242	$283	$11,006

ALLL by category:
General reserve	$2,369	$1,551	$4,474	$1,581	$242	$283	$10,500
Specific reserve	318	—	188	—	—	—	506

Loans: (1)
Total loans	$255,905	$159,083	$357,120	$72,545	$8,023	$6,530	$859,206
Loans collectively evaluated for impairment (2)	227,650	157,511	352,203	72,545	8,023	6,400	824,332
Loans individually evaluated for impairment (3)	28,255	1,572	4,917	—	—	130	34,874
____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,536	$1,187	$4,436	$819	$189	$436	$10,603
Charge-offs	(2)	—	—	—	—	(20)	(22)
Recoveries	217	—	48	—	—	—	265
Provision (recapture)	(245)	15	(579)	76	21	12	(700)
Ending balance	$3,506	$1,202	$3,905	$895	$210	$428	$10,146

	At or For the Nine Months Ended September 30, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,694	$1,646	$4,597	$355	$47	$152	$10,491
Charge-offs	(27)	(281)	—	—	—	(54)	(362)
Recoveries	908	—	105	—	3	301	1,317
Provision (recapture)	(1,069)	(163)	(797)	540	160	29	(1,300)
Ending balance	$3,506	$1,202	$3,905	$895	$210	$428	$10,146

ALLL by category:
General reserve	$2,945	$1,199	$3,665	$895	$210	$388	$9,302
Specific reserve	561	3	240	—	—	40	844

Loans: (1)
Total loans	255,536	123,752	253,687	41,073	6,973	6,655	687,676
Loans collectively evaluated for impairment (2)	217,660	120,467	245,947	41,073	6,973	6,444	638,564
Loans individually evaluated for impairment (3)	37,876	3,285	7,740	—	—	211	49,112
_____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2016, total past due loans comprised 0.02% of total loans receivable, net of LIP, as compared to 0.18% at December 31, 2015. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of September 30, 2016
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$169	$169	$148,135	$148,304
Non-owner occupied	—	—	—	—	107,601	107,601
Multifamily	—	—	—	—	159,086	159,086
Commercial real estate	—	—	—	—	357,120	357,120
Construction/land development	—	—	—	—	72,546	72,546
Total real estate	—	—	169	169	844,488	844,657
Business	—	—	—	—	8,023	8,023
Consumer	12	—	25	37	6,489	6,526
Total loans	$12	$—	$194	$206	$859,000	$859,206
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at September 30, 2016.
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
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonaccrual Loans. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	September 30, 2016	December 31, 2015
	(In thousands)
One-to-four family residential	$986	$996
Consumer	87	89
Total nonaccrual loans	$1,073	$1,085

During the three and nine months ended September 30, 2016, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $13,000 and $40,000, respectively. For the three and nine months ended September 30, 2015, foregone interest on nonaccrual loans was $31,000 and $87,000, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	September 30, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$254,919	$159,086	$357,120	$72,546	$8,023	$6,439	$858,133
Nonperforming (3)	986	—	—	—	—	87	1,073
Total loans	$255,905	$159,086	$357,120	$72,546	$8,023	$6,526	$859,206
_____________

(1)	Net of LIP.

(2)	There were $147.3 million of owner-occupied one-to-four family residential loans and $107.6 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	There were $986,000 of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.

	December 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$252,776	$133,388	$252,501	$43,172	$7,604	$6,890	$696,331
Nonperforming (3)	996	—	—	—	—	89	1,085
Total loans	$253,772	$133,388	$252,501	$43,172	$7,604	$6,979	$697,416
_____________

(1) Net of LIP.
(2) There were $146.2 million of owner-occupied one-to-four family residential loans and $106.5 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) There were $996,000 of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document. There were no funds committed to be advanced in connection with impaired loans at either September 30, 2016, or December 31, 2015.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	September 30, 2016
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,414	$2,738
Non-owner occupied	19,179	19,197
Multifamily	1,572	1,572
Commercial real estate	1,347	1,425
Consumer	130	212
Total	24,642	25,144	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	1,902	1,972	57
Non-owner occupied	4,760	4,781	261
Commercial real estate	3,570	3,570	188
Total	10,232	10,323	506
Total impaired loans:
One-to-four family residential:
Owner occupied	4,316	4,710	57
Non-owner occupied	23,939	23,978	261
Multifamily	1,572	1,572	—
Commercial real estate	4,917	4,995	188
Consumer	130	212	—
Total	$34,874	$35,467	$506
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,434	$57	$2,679	$123
Non-owner occupied	20,208	296	21,234	878
Multifamily	1,576	26	1,189	79
Commercial real estate	1,796	31	2,089	77
Consumer	119	3	123	8
Total	26,133	413	27,314	1,165

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,003	28	2,042	78
Non-owner occupied	5,050	76	5,874	202
Multifamily	—	—	393	—
Commercial real estate	3,133	57	2,994	166
Consumer	—	—	25	—
Total	10,186	161	11,328	446

Total impaired loans:
One-to-four family residential:
Owner occupied	4,437	85	4,721	201
Non-owner occupied	25,258	372	27,108	1,080
Multifamily	1,576	26	1,582	79
Commercial real estate	4,929	88	5,083	243
Consumer	119	3	148	8
Total	$36,319	$574	$38,642	$1,611

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,114	$49	$3,215	$131
Non-owner occupied	25,142	361	26,835	1,123
Multifamily	2,101	8	1,471	23
Commercial real estate	4,757	85	4,650	269
Consumer	125	2	121	3
Total	35,239	505	36,292	1,549

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,131	12	2,240	89
Non-owner occupied	7,772	115	8,084	345
Multifamily	1,187	19	1,677	58
Commercial real estate	3,199	41	3,883	104
Consumer	77	—	78	2
Total	14,366	187	15,962	598

Total impaired loans:
One-to-four family residential:
Owner occupied	5,245	61	5,455	220
Non-owner occupied	32,914	476	34,919	1,468
Multifamily	3,288	27	3,148	81
Commercial real estate	7,956	126	8,533	373
Consumer	202	2	199	5
Total	$49,605	$692	$52,254	$2,147

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans ("TDRs"). At September 30, 2016, the TDR portfolio totaled $34.0 million, of which two loans totaling $182,000 were on nonaccrual status because they had previously not performed in accordance with the terms of their restructure. As of September 30, 2016, they were both current, however they will remain on nonaccrual status until they have performed for six months and are expected to continue to perform. At December 31, 2015, the TDR portfolio totaled $42.3 million, of which one loan of $131,000 was not performing in accordance with the terms of its restructure and was on nonaccrual status.

The following tables present loans that were modified as TDRs within the periods indicated and their recorded investment both before and after the modification:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Principal and interest with interest rate concession	1	$316	$316	15	$3,490	$3,490
Advancement of maturity date	5	1,119	1,119	5	1,119	1,119
Commercial real estate:
Interest-only payments with interest rate concession and advancement of maturity date	—	—	—	1	495	495
Advancement of maturity date	1	434	434	1	434	434
Total	7	$1,869	$1,869	22	$5,538	$5,538

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Interest-only payments with interest rate concession and advancement of maturity date	—	$—	$—	6	$1,439	$1,439
Principal and interest with interest rate concession and advancement of maturity date	2	$426	$426	2	$426	$426
Advancement of maturity date	—	—	—	2	248	248
Commercial real estate:
Principal and interest with interest rate concession and advancement of maturity date	1	775	775	1	775	775
Interest-only payments with interest rate concession and advancement of maturity date	—	—	—	1	496	496
Advancement of maturity date	—	—	—	2	866	866
Interest-only payments with advancement of maturity date	—	—	—	1	2,004	2,004
Total	3	$1,201	$1,201	15	$6,254	$6,254

At September 30, 2016, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL.

The TDRs that occurred during the three and nine months ended September 30, 2016 and 2015, included granting the borrower interest rate concessions and advancing the maturity date for a period of time ranging from one to three years. No loans accounted for as TDRs were charged-off to the ALLL for the three and nine months ended September 30, 2016 and 2015.

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three months ended September 30, 2016 and the three and nine months ended September 30, 2015, no loans that had been modified in the previous 12 months defaulted. During the nine months ended September 30, 2016, one commercial loan of $495,000 that had been modified with an interest rate concession and advancement of maturity date within the previous 12 months missed one payment, but was current as of September 30, 2016.

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

Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at September 30, 2016 and December 31, 2015.

The following tables represent a summary of loans by type and risk category at the dates indicated:

	September 30, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$251,394	$159,086	$352,873	$72,546	$8,023	$6,251	$850,173
Special mention	2,971	—	3,752	—	—	188	6,911
Substandard	1,540	—	495	—	—	87	2,122
Total loans	$255,905	$159,086	$357,120	$72,546	$8,023	$6,526	$859,206
 _____________

(1) Net of LIP.

	December 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land Development	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$247,239	$133,388	$248,196	$43,172	$7,604	$6,702	$686,301
Special mention	3,840	—	3,809	—	—	188	7,837
Substandard	2,693	—	496	—	—	89	3,278
Total loans	$253,772	$133,388	$252,501	$43,172	$7,604	$6,979	$697,416
  _____________

(1) Net of LIP.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$2,331	$4,416	$3,663	$9,283
Loans transferred to OREO	—	—	—	141
Gross proceeds from sale of OREO	—	(181)	(988)	(5,715)
(Loss) gain on sale of OREO	—	—	(87)	531
Market value adjustments	—	—	(257)	(5)
Balance at end of period	$2,331	$4,235	$2,331	$4,235

There were no sales of OREO properties during the three months ended September 30, 2016. During the nine months ended September 30, 2016, two OREO properties plus one parcel of a multi-parcel property with a combined book value of $1.1 million were sold, generating a net loss of $87,000. OREO at September 30, 2016 consisted of $2.3 million in commercial real estate properties.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at September 30, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$42,144	$—	$42,144	$—
Freddie Mac	19,458	—	19,458	—
Ginnie Mae	19,967	—	19,967	—
Municipal bonds	13,817	—	13,817	—
U.S. Government agencies	14,465	—	14,465	—
Corporate bonds	24,014	—	24,014	—
Total	$133,865	$—	$133,865	$—

	Fair Value Measurements at December 31, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$50,321	$—	$50,321	$—
Freddie Mac	26,137	—	26,137	—
Ginnie Mae	13,732	—	13,732	—
Municipal bonds	12,064	—	12,064	—
U.S. Government agencies	13,542	—	13,542	—
Corporate bonds	13,769	—	13,769	—
Total	$129,565	$—	$129,565	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015.

	Fair Value Measurements at September 30, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$34,368	$—	$—	$34,368
OREO	2,331	—	—	2,331
Total	$36,699	$—	$—	$36,699
_____________

(1)	Total fair value of impaired loans is net of $506,000 of specific reserves on performing TDRs.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2016 and December 31, 2015.

	September 30, 2016
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$34,368	Market approach	Appraised value discounted by market or borrower conditions	0 - 7.8% (0.1%)

OREO	$2,331	Market approach	Appraised value less selling costs	0.0% (0.0%)

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$42,557	Market approach	Appraised value discounted by market or borrower conditions	0% - 2.1% (0.3%)

OREO	$3,663	Market approach	Appraised value less selling costs	0% - 13.6% (1.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	September 30, 2016
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,803	$5,803	$5,803	$—	$—
Interest-earning deposits	26,708	26,708	26,708	—	—
Investments available-for-sale	133,865	133,865	—	133,865	—
Loans receivable, net	845,930	862,708	—	—	862,708
FHLB stock	10,031	10,031	—	10,031	—
Accrued interest receivable	3,378	3,378	—	3,378	—

Financial Liabilities:
Deposits	266,161	266,161	266,161	—	—
Certificates of deposit, retail	350,522	353,130	—	353,130	—
Certificates of deposit, brokered	75,488	75,599	—	75,599	—
Advances from the FHLB	221,500	221,788	—	221,788	—
Accrued interest payable	116	116	—	116	—

	December 31, 2015
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,713	$5,713	$5,713	$—	$—
Interest-earning deposits	99,998	99,998	99,998	—	—
Investments available-for-sale	129,565	129,565	—	129,565	—
Loans receivable, net	685,072	693,480	—	—	693,480
FHLB stock	6,137	6,137	—	6,137	—
Accrued interest receivable	2,968	2,968	—	2,968	—

Financial Liabilities:
Deposits	285,416	285,416	285,416	—	—
Certificates of deposit, retail	323,840	324,135	—	324,135	—
Certificates of deposit, brokered	66,151	66,947	—	66,947	—
Advances from the FHLB	125,500	125,466	—	125,466	—
Accrued interest payable	135	135	—	135	—

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan ("2008 Plan") was frozen and no additional awards will be made. As of June 30, 2016, there were 611,756 available stock options and 74,478 available restricted stock awards that are no longer available to be awarded under the 2008 Plan. Restricted stock awards and stock options that were granted under the 2008 Plan will continue to vest and be available for exercise, subject to the 2008 Plan provisions. At September 30, 2016, there were 1,371,896 total shares available for grant under the 2016 Plan, including 385,948 shares available to be granted as restricted stock.

For the three months ended September 30, 2016 and 2015, total compensation expense for the Plan was $302,000, and $111,000, respectively, and the related income tax benefit was $106,000 and $39,000, respectively.

For the nine months ended September 30, 2016 and 2015, total compensation expense for the Plan was $505,000 and $330,000, respectively, and the related income tax benefit was $177,000 and $116,000, respectively.

Included in the above compensation for the nine months ended September 30, 2016, director's compensation of $180,000 was recognized as a result of the awarding and vesting of restricted shares in lieu of cash payments of directors' fees, with a related income tax benefit of $63,000.

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

A summary of the Company’s stock option plan awards and activity for the three and nine months ended September 30, 2016, follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended September 30, 2016
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at July 1, 2016	726,320	$10.12
Granted	—
Exercised	(7,500)	9.78
Canceled	—
Forfeited or expired	—
Outstanding at September 30, 2016	718,820	10.12	4.56	2,908,520
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	713,090	10.12	4.53	2,891,228
Exercisable at September 30, 2016	527,820	9.75	3.40	2,332,110

	For the Nine Months Ended September 30, 2016
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2016	884,260	$10.11
Granted	—
Exercised	(63,173)	9.78
Canceled	(82,267)
Forfeited or expired	(20,000)	12.05
Outstanding at September 30, 2016	718,820	10.12	4.56	2,908,520
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	713,090	10.12	4.53	2,891,228
Exercisable at September 30, 2016	527,820	9.75	3.40	2,332,110

As of September 30, 2016, there was $657,470 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.95 years. There were no stock options granted during the three and nine months ended September 30, 2016 under either the 2008 Plan or 2016 Plan.

Restricted Stock Awards

The 2008 Plan authorized the grant of restricted stock awards to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the stock price on the grant date. Shares awarded under this plan as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date.

The 2016 Plan authorizes the grant of restricted stock awards subject to vesting periods or terms as defined by the award committee and specified in the award agreement. Restricted stock awards granted in lieu of cash payments for directors' fees are subject to immediate vesting on the grant date unless the award agreement provides otherwise.

A summary of changes in nonvested restricted stock awards for the three and nine months ended September 30, 2016, follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended September 30, 2016
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at July 1, 2016	47,800	$8.95
Granted	—
Vested	(9,700)	8.97
Canceled	(5,300)	8.97
Forfeited	—
Nonvested at September 30, 2016	32,800	8.94
Expected to vest assuming a 3% forfeiture rate over the vesting term	31,816

	For the Nine Months Ended September 30, 2016
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	47,800	$8.95
Granted	14,052	12.81
Vested	(23,752)	10.83
Canceled	(5,300)	8.97
Forfeited	—
Nonvested at September 30, 2016	32,800	8.94
Expected to vest assuming a 3% forfeiture rate over the vesting term	31,816

As of September 30, 2016, there was $222,433 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.33 years.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. Our policy is to evaluate our deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized. At September 30, 2016, it was determined that the full deferred tax asset would be realized in future periods and no valuation allowance was required.

Our effective tax rate for the first nine months of 2016 was 30.1%. During the three months ended September 30, 2016, we recognized a $213,000 tax benefit as a result of a new tax regulation that allowed the Company to utilize a capital loss carryforward that was expected to be foregone at December 31, 2015. We recognized an additional tax benefit as a result of the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

exercise by officers and directors of certain non-qualified stock options. Estimated compensation expense is accrued to the deferred tax asset over the vesting period of the options. When these options were exercised, the actual stock price for our common stock was higher than previously estimated, resulting in an increase to actual compensation expense above the amount previously accrued and recognition of a tax benefit. Partially offsetting these benefits, we surrendered a $10.2 million BOLI policy during the second quarter of 2016, and used the proceeds to purchase a new BOLI policy. The increase in cash surrender value during the life of the policy was previously excluded from taxable income, however due to the early surrender of the policy, we recognized additional taxable noninterest income of $182,000 and incurred a 10% penalty of $18,000.

The Company has prepared federal tax returns through December 31, 2015, at which time the Company had an alternative minimum tax credit carryforward totaling $1.6 million which has no expiration date.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except share data)
Net income	$2,606	$2,446	$5,871	$7,043
Less: Earnings allocated to participating securities	(7)	(9)	$(16)	$(26)
Earnings allocated to common shareholders	$2,599	$2,437	$5,855	$7,017

Basic weighted average common shares outstanding	11,859,683	13,372,573	12,329,815	13,719,522
Dilutive stock options	131,919	134,187	132,711	135,475
Dilutive restricted stock grants	20,350	21,562	18,853	23,552
Diluted weighted average common shares outstanding	12,011,952	13,528,322	12,481,379	13,878,549

Basic earnings per share	$0.22	$0.18	$0.47	$0.51
Diluted earnings per share	$0.22	$0.18	$0.47	$0.51

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2016, options to purchase an additional 60,000 shares of common stock were not included in the computation of diluted earnings per share because the incremental shares under the treasury stock method of calculation resulted in them being anti-dilutive. For the three and nine months ended September 30, 2015, options to purchase an additional 165,000 and 225,000 shares of common stock, respectively, were excluded as their effect would be anti-dilutive.

Note 11 - Subsequent Events

Stock Repurchase Plan

On September 9, 2016, the Board of Directors authorized the repurchase of up to 1,500,000 shares of the Company's common stock, or 12.5% of the Company's outstanding shares. This plan expires on March 27, 2017. Subsequent to September 30, 2016, we repurchased 996,277 shares at an average price of $14.47 per share, bringing the total shares repurchased under this plan as of November 3, 2016 to 1,133,777 at an average price of $14.42 per share. On October 10, 2016, Joseph Stilwell filed an amendment to his Schedule 13D indicating that he and his affiliated entities had sold their entire holdings of stock in the Company.

Cash Flow Hedge

On October 25, 2016, the Bank entered into a Cash Flow Hedge agreement with a $50,000,000 notional, pay-fixed, receive floating swap. Under the terms of the swap, the Bank will pay a fixed rate of 1.34% for five years and receive three month LIBOR. Concurrently, the Bank borrowed $50,000,000 from the FHLB of Des Moines utilizing a three month fixed rate advance. The payment and interest reset dates will be the 25th of January, April, July, and October each year, at which time the three month LIBOR rate used for the swap and the three month FHLB advance will both reprice to the rates in effect at those dates. The Bank entered into the Cash Flow Hedge agreement as management determined this was a cost effective way to manage interest rate risk.

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

Overview

First Financial Northwest Bank ("the Bank") is a wholly-owned subsidiary of First Financial Northwest, Inc. ("the Company") and, as such, comprises substantially all of the activity for First Financial Northwest. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. Our full-service banking office in Renton, Washington serves primarily King County, and also Pierce, Snohomish and Kitsap counties. Additional branches opened in Mill Creek, Washington in September 2015, Edmonds, Washington in March 2016, and The Landing in Renton, Washington in July 2016. Improved technology from the conversion to a new core data processor in August 2015 allows the Bank to better meet the needs of our customers as we seek to broaden the demographics of our customer base.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines ("FHLB") and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. Recently, improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain areas in the Puget Sound region have led to our significantly increasing originations of construction loans for properties located in our market area. We anticipate that construction lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction and land development lending by concentrating our efforts on smaller one-to-four residential loans to builders known to us. On a limited basis, we also will provide multifamily loans to developers with proven success in this type of construction. In addition, we are geographically expanding our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans that are outside of our primary market area. We recently hired a loan officer with extensive experience in California to further support our efforts to geographically diversify our loan portfolio through direct loan originations, loan participations, or loan purchases.

In support of our strategic growth plan, the Bank is seeking niche expansion opportunities. We have employees with the language and experience to meet the specific deposit and lending needs of the Chinese/American community, including real estate developers involved in the EB-5 Immigrant Investor Program. In addition, we are developing a national line of business to originate and service aircraft loans. These loans will be collateralized by new or used, single-engine piston aircraft to light jets for business or personal use. Our aircraft loans will initially range in size from $250,000 to $4.0 million and the primary focus of our underwriting guidelines will be on the asset value of the collateral rather than the ability of the borrower to repay the loan. We expect to begin originating loans in this area in the fourth quarter of 2016.

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

An offset to net interest income is the provision for loan losses which is required to establish the allowance for loan and lease losses ("ALLL") at a level that adequately provides for probable losses inherent in our loan portfolio. As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our ALLL may increase, resulting in a decrease to net interest income. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any increase to ALLL due to loan growth or an increase in probable loan losses.

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of bank owned life insurance ("BOLI"), and revenue earned on our wealth management brokerage relationship. This income is increased or partially offset by any net gain or loss on sales of investment securities.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total assets were $1.1 billion at September 30, 2016, an increase of 9.7%, from $979.9 million at December 31, 2015. The following table details the $94.8 million net change in the composition of our assets at September 30, 2016 from December 31, 2015.

	Balance at September 30, 2016	Change from December 31, 2015	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$5,803	$90	1.6%
Interest-earning deposits	26,708	(73,290)	(73.3)
Investments available-for-sale, at fair value	133,865	4,300	3.3
Loans receivable, net	845,930	160,858	23.5
Premises and equipment, net	18,296	589	3.3
FHLB stock, at cost	10,031	3,894	63.5
Accrued interest receivable	3,378	410	13.8
Deferred tax assets, net	3,053	(1,503)	(33.0)
OREO	2,331	(1,332)	(36.4)
BOLI, net	23,950	641	2.8
Prepaid expenses and other assets	1,353	128	10.4
Total assets	$1,074,698	$94,785	9.7%

Interest-earning deposits. Our interest-earning deposits, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, decreased by $73.3 million from December 31, 2015 to September 30, 2016 as lower yielding cash was used to partially fund the growth in higher yielding loans receivable.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $4.3 million during the first nine months of 2016. During this period, we purchased $40.5 million of securities that included two subordinated debt instruments issued by well capitalized financial institutions located in southern California in the amounts of $5.0 million each, increasing our corporate bonds by $10.0 million. These notes carry fixed interest rates of 6.0% and 6.5% for the initial five years, then convert to floating rate instruments that reprice quarterly for the remainder of their ten year terms. In addition, we purchased tax exempt municipal bonds, mortgage backed securities, and one bond issued by the U.S. Small Business Administration with a combined yield at purchase of 3.07%. Partially funding these purchases, we sold $24.5 million of mortgage backed securities with a combined yield of 0.19%. At September 30, 2016, corporate bonds issued by financial institutions represented $24.0 million or 17.9% of our investments available-for-sale and municipal bonds represented $13.8 million or 10.3% of our investments available-for-sale. These purchases were part of our investment portfolio restructuring strategy to transition our investment portfolio to securities with longer maturity periods, higher yields, and primarily fixed rates in order to enhance our interest income.

In addition to the purchase and call activity, we received principal repayments of $12.4 million on our investments available-for-sale during the first nine months of 2016. The net unrealized gain of our investments available-for-sale had a pre-tax increase of $1.2 million during the nine months ended September 30, 2016.

The effective duration of the investments available-for-sale at September 30, 2016, was 3.6% as compared to 3.2% at December 31, 2015. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank's portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank's investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $160.9 million during the first nine months of 2016. During this time period, we supplemented our loan originations by purchasing $58.3 million in performing residential and non-residential commercial real estate and multifamily loans from other financial institutions. The loans were purchased at a 1.8% - 3.0% premium and are intended to be held to maturity. Included in these commercial real estate loan purchases were $18.1 million of commercial real estate loans secured by properties located in Washington. The remaining balance of $40.2 million of commercial real estate loan purchases were secured by properties located in Arizona, California, Colorado, Oregon, and Utah, reflecting our efforts to geographically diversify our loan portfolio with loans meeting our investment and credit quality objectives.

The following table details the types of commercial real estate, multifamily and construction and development loans in our portfolio. The roll over construction loans and land loans reported as multifamily or commercial loans and $2.3 million of one-to-four family bridge loans reported as one-to-four family non-owner occupied loans elsewhere in this document have been reclassified as construction and land development loans for this presentation. We routinely monitor the concentrations of our commercial and construction loans to ensure we are in line with internally established limits. The Bank has set concentration guidelines of total commercial real estate, including residential, non-residential, and construction, should not exceed 550% of total risk-based capital. Construction and land development loans should not exceed 100% of total risk-based capital. At September 30, 2016, the Bank's concentrations were 446.9% for total commercial real estate loans and 97.1% for total construction and land development loans. Additionally, our commercial and multifamily real estate and construction/land development loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary.  Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL.  The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants as well as other risk factors warranting enhanced review.

	September 30, 2016	December 31, 2015
	(In thousands)
Residential:
Multifamily	$109,033	$114,724
Micro-unit apartments	26,381	8,023
Total Residential	135,414	122,747

Non-residential:
Office	104,448	78,295
Retail	128,561	77,365
Mobile home park and land	23,120	23,630
Warehouse	15,399	17,845
Storage	34,988	40,238
Mixed use	22,688	6,838
Total Non-residential	329,204	244,211

Construction/land development:
Commercial non-residential	31,709	17,058
One-to-four family residential	64,444	52,233
Multifamily	98,796	46,666
Total construction and development	194,949	115,957
Total commercial, multifamily and construction loans	$659,567	$482,915

During the first nine months of 2016, total construction loans in accordance with regulatory guidance increased by $79.0 million, including $49.3 million of multifamily construction loans that will roll over to permanent loans upon completion of the construction period with a corresponding increase in LIP of $14.6 million. At September 30, 2016, total construction loans were $194.9 million, including LIP of $68.5 million, of which $98.8 million and $64.4 million were for multifamily and one-to-four family construction projects, respectively. Non-construction multifamily loans increased during the first nine months of 2016 by $12.7 million. Commercial real estate, not including raw land, increased $85.0 million at September 30, 2016 as compared to December 31, 2015, with $26.9 million of these loans from California. The balances in business and consumer loans remained fairly stable during the first nine months of 2016. Offsetting these increases, our one-to-four family portfolio decreased by $2.1 million as competition for these loans remains high in this extended low rate environment.

The majority of our loan portfolio continues to be focused in our primary market area, however we are also seeking geographic diversification. The collateral underlying the pools of loans purchased during the nine months ended September 30, 2016 are located throughout the West Coast. In addition, we are pursuing opportunities for loan participations outside our primary market area that meet our investment and credit quality objectives. During the first quarter of 2016, we hired an employee in the state of California whose focus is directly originating new commercial and multifamily real estate loans as well as analyzing loan participation and loan purchase opportunities in the San Francisco Bay area. At September 30, 2016, total loans in California represent 3.1% of our portfolio. The following table details geographic concentrations in our loan portfolio, shown net of LIP:

	At September 30, 2016
	One-to-four family residential	Multifamily	Commercial real estate	Construction/land development	Business	Consumer	Total
	(In thousands)
King County	$188,460	$102,538	$178,154	$62,613	$8,014	$5,749	$545,528
Pierce County	40,939	16,404	36,731	—	—	541	94,615
Snohomish County	9,291	5,519	36,789	7,005	9	147	58,760
Kitsap County	4,000	5,910	961	—	—	78	10,949
California	—	—	26,933	—	—	—	26,933
Other Washington Counties	12,925	17,061	54,589	2,928	—	11	87,514
Outside Washington and California	290	11,654	22,963	—	—	—	34,907
Total loans, net LIP	$255,905	$159,086	$357,120	$72,546	$8,023	$6,526	$859,206

Our five largest borrowing relationships, which represent 9.5% of our net loans, increased by $5.9 million from $76.1 million at December 31, 2015 to $82.0 million at September 30, 2016. However, the total number of loans represented by this group of borrowers decreased from 70 loans at December 31, 2015 to 23 loans at September 30, 2016. At September 30, 2016 all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio. The following table details our five largest lending relationships at September 30, 2016:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/ Land Development	Consumer	Aggregate Balance of Loans (3)
		(Dollars in thousands)
Real estate investor	1	$—		$18,476			$18,476
Real estate investor	11	—	16,750	843			17,593
Real estate investor	3	489		15,146			15,635
Real estate investor	5	469	—	14,832		100	15,401
Real estate builder	3	—		8,820	6,028		14,848
Total	23	$958	$16,750	$58,117	$6,028	$100	$81,953
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	All of the one-to-four family residential are owner occupied.

(3)	Net of LIP.

The ALLL increased to $11.0 million at September 30, 2016 from $9.5 million at December 31, 2015 and represented 1.3% and 1.4% of total loans receivable at September 30, 2016 and December 31, 2015, respectively. The ALLL consists of two components, the general allowance and the specific reserves. The increase in the ALLL, primarily a result of growth in our loan portfolio, consisted of a $1.8 million increase in the general reserve and a $226,000 decrease in the specific reserves. For additional information, see "Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015-Provision for Loan Losses" discussed below.

We believe that the ALLL at September 30, 2016 was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

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

The following table presents a breakdown of our TDRs at the dates indicated:

	September 30, 2016	December 31, 2015	Nine Month Change

Nonperforming TDRs:
One-to-four family residential	$182	$131	$51
Total nonperforming TDRs	182	131	51

Performing TDRs:
One-to-four family residential	27,268	35,099	(7,831)
Multifamily	1,572	1,594	(22)
Commercial real estate	4,917	5,392	(475)
Consumer	43	43	—
Total performing TDRs	33,800	42,128	(8,328)
Total TDRs	$33,982	$42,259	$(8,277)
% TDRs classified as performing	99.5%	99.7%

Our TDRs decreased $8.3 million at September 30, 2016 compared to December 31, 2015 as a result of principal repayments and loan payoffs. At September 30, 2016, two TDRs were on nonaccrual status although current on their payments. There were no committed but undisbursed funds in connection with our TDRs and impaired loans. The largest TDR relationship at September 30, 2016, totaled $9.6 million and was comprised of $8.9 million in one-to-four family residential rental properties and $758,000 in owner occupied commercial property, all located in King County.

Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2016, total past due loans comprised 0.02% of total loans receivable, net of LIP, as compared to 0.18% at December 31, 2015.

Nonperforming assets decreased to $3.4 million at September 30, 2016, compared to $4.7 million at December 31, 2015. The following table presents detailed information on our nonperforming assets at the dates indicated:

	September 30, 2016	December 31, 2015	Nine Month Change
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$986	$996	$(10)
Consumer	87	89	(2)
Total nonperforming loans	1,073	1,085	(12)

OREO	2,331	3,663	(1,332)
Total nonperforming assets (1)	$3,404	$4,748	$(1,344)

Nonperforming assets as a percent of total assets	0.32%	0.48%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 99.5% of our TDRs were performing in accordance with their restructured terms at September 30, 2016. The remaining 0.5% of TDRs at September 30, 2016 that were nonperforming are reported above as nonperforming loans.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Nonaccrual loans remained stable at $1.1 million at September 30, 2016, and December 31, 2015. During the first nine months of 2016, loans with a total balance of $153,000 were transferred to nonaccrual status and were offset by $119,000 in principal payments and payoffs of nonaccrual loans and $47,000 in charge-offs of consumer loans during this period.

The three largest nonaccrual loans in the loan portfolio at September 30, 2016, included a $310,000 owner occupied single family residence in Snohomish County, which is current on its loan payments, a $169,000 owner occupied single family residence in King County, and a $148,000 owner occupied single family residence in King County, which is current on its loan payments.

We continue to focus our efforts on converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the continued improved ratio of our nonperforming assets as a percent of total assets, which declined to 0.32% at September 30, 2016, compared to 0.48% at December 31, 2015.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At September 30, 2016, OREO was $2.3 million, a decrease of $1.4 million from $3.7 million at December 31, 2015. The decrease in OREO during the first nine months of 2016 was a result of $1.1 million in property sales and $257,000 in market valuation adjustments. During the first nine months of 2016, the Bank sold a $164,000 non-residential land development project, a $728,000 commercial property, and a $182,000 parcel of a multi-parcel commercial property, generating a net loss of $87,000.

The three largest OREO properties at September 30, 2016 were an office building valued at $837,000 located in Pierce County, undeveloped land valued at $506,000 located in Kitsap County, and a retail building valued at $505,000 in Mason County.

The following table presents a breakdown of our OREO by county and number of properties at September 30, 2016:

	County			Total OREO	Number of Properties	Percent of Total OREO
	Pierce	Kitsap	Mason
	(Dollars in thousands)
OREO:
Commercial real estate (1)	$1,320	$506	$505	$2,331	5	100.0%
Total OREO	$1,320	$506	$505	$2,331	5	100.0%

(1) Of the five properties classified as commercial real estate, two are office/retail buildings and three are undeveloped lots.

Deposits. During the first nine months of 2016, deposits increased $16.8 million to $692.2 million at September 30, 2016, compared to $675.4 million at December 31, 2015. Deposit accounts consisted of the following:

	September 30, 2016	Change from December 31, 2015	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$33,060	$3,668	12.5%
NOW	15,864	(397)	(2.4)
Statement savings	28,939	612	2.2
Money market	188,298	(23,138)	(10.9)
Certificates of deposit, retail	350,522	26,682	8.2
Certificates of deposit, brokered	75,488	9,337	14.1
	$692,171	$16,764	2.5

During the first nine months of 2016, total retail deposits increased $7.4 million primarily as a result of the increased customer base with our new branch locations. Noninterest checking increased $3.7 million in 2016 with $1.5 million of this attributed to the three new branch locations. Retail certificates of deposit increased $26.7 million with $11.0 million of this increase from our branch locations. The balances in our money market accounts related to short term deposits from large construction developers that are part of the EB-5 Immigrant Investor Program to fund development projects decreased from $62.8 million at December 31, 2015 to $11.3 million at September 30, 2016. The decrease in these accounts was partially offset by the addition of new money market accounts resulting in a net decrease of $23.1 million during the first nine months of 2016.

Brokered certificates of deposits increased by $9.3 million during the nine months ended September 30, 2016, as we redeemed $14.6 million of certificates and added $23.9 million of new brokered certificates of deposit, reducing the weighted average cost of these funds to 1.6%. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of 22 to 52 months, along with the enhanced call features of these deposits, assist us in our efforts to manage interest rate risk.

At both September 30, 2016 and December 31, 2015, we held $23.7 million and $16.0 million in public funds, respectively, nearly all of which were retail certificates of deposit.

Advances. We use advances from the FHLB as an alternative funding source, to reduce interest rate risk, and to leverage our balance sheet. Total FHLB advances at September 30, 2016 and December 31, 2015 were $221.5 million and $125.5 million, respectively. During the first nine months of 2016, we paid off two advances at their scheduled maturity dates for $34.0 million, which carried a 0.81% interest rate, and $20.0 million, which carried a 0.70% interest rate. We replaced these funds and borrowed additional funds in the form of $110.0 million in overnight fed funds and a $40.0 million seven year Member Option Variable-rate Advance from the FHLB. This advance will reprice monthly and allows prepayment without penalties on the repricing dates. Of our total FHLB advances, $160.0 million is due to mature in less than one year, with the remaining $61.5 million due in one to seven years.

Stockholders’ Equity. Total stockholders’ equity decreased $19.6 million during 2016 to $151.1 million at September 30, 2016, from $170.7 million at December 31, 2015 primarily due to common stock repurchases. Retained earnings increased $3.7 million to $46.6 million during the nine months ended September 30, 2016 due to $5.9 million of net income partially offset by $2.2 million of shareholder dividends.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Dividend declared per common share	$0.06	$0.06	$0.18	$0.18
Dividend payout ratio (1)	27.4%	33.3%	37.9%	35.3%
______________
(1)    Dividends paid per common share divided by basic earnings per common share

As part of the strategy to increase shareholder value, the Company repurchased a total of 1,868,112 shares during the nine months ended September 30, 2016. Under a plan from November 2, 2015 through April 27, 2016, the Company purchased 436,145 shares from January 1, 2016 through the expiration of the plan at an average price of $13.37. On August 9, 2016, the Company completed the repurchase of $18.1 million in shares through a self-tender offer announced July 13, 2016. On September 9, 2016, the Board of Directors authorized the repurchase of up to 1,500,000 shares of the Company's common stock, or 12.5% of the Company's outstanding shares. This plan expires on March 27, 2017. From September 9, 2016 through September 30, 2016, the Company repurchased 137,500 shares under the current plan.

Additional paid-in-capital decreased $25.3 million during the nine months ended September 30, 2016 as a combined result of $26.4 million used to repurchase shares, partially offset by increases of $318,000 from the exercise of stock options and $505,000 from stock-based compensation. Accumulated other comprehensive gain increased $1.1 million from an accumulated other comprehensive loss as a result of improvements in after-tax valuation adjustments on investments available-for-sale.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. Net income for the three months ended September 30, 2016 was $2.6 million, or $0.22 per diluted share as compared to net income of $2.4 million, or $0.18 per diluted share for the quarter ended September 30, 2015. The $160,000 increase in net income during the third quarter of 2016 was primarily a result of increases in net interest income and noninterest income and decreases in noninterest expense and federal income tax expense reduced by an increase in the provision for loan losses.

Net Interest Income. Net interest income for the quarter ended September 30, 2016 increased $1.2 million to $8.9 million, as compared to $7.7 million for the second quarter in 2015 due primarily to growth in our interest income due to an increase in the average balance of interest-earning assets and the shift from lower yielding interest-earning deposits to higher yielding investment securities and loan receivables.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended September 30, 2016 Compared to September 30, 2015 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loan receivable, net	$(546)	$1,815	$1,269
Investments available-for-sale	164	50	214
Interest-earning deposits	20	(49)	(29)
FHLB stock	26	4	30
Total net change in income on interest-earning assets	(336)	1,820	1,484

Interest-bearing liabilities:
NOW	5	—	5
Statement savings	—	2	2
Money market	39	15	54
Certificates of deposit, retail	107	23	130
Certificates of deposit, brokered	(37)	22	(15)
Advances from the FHLB	(75)	113	38
Total net change in expense on interest-bearing liabilities	39	175	214
Total net change in net interest income	$(375)	$1,645	$1,270

The $1.3 million increase in loan interest income during the third quarter of 2016 as compared to the same period in 2015 was a result of a $138.8 million increase in the average outstanding loan balance partially offset by a decrease in yield of 27 basis points. Growth in our commercial, multifamily and construction real estate loans, including $58.3 million in purchased multifamily and commercial real estate loans during 2016, contributed significantly to the increase in the average loan balance.

During the third quarter of 2016, interest income from our investments available-for-sale increased by $214,000 as compared to the same period in 2015. The average balance of our investments available-for-sale for the three months ended September 30, 2016 increased by $10.6 million as compared to the same period last year as invested interest-earning deposits earning a nominal yield were placed into higher yielding securities. In addition, our investments available-for-sale portfolio was restructured through the sales of lower yielding investment securities, and utilizing the proceeds received to purchase higher yielding, long-term investment securities, resulted in a 49 basis point increase in the average yield of investments available-for-sale.

Partially offsetting the increase in interest income, interest expense increased by $214,000 for the three months ended September 30, 2016 as compared to the same period in 2015. The average balance of our interest-bearing liabilities increased in all of our funding sources yet the total cost of these funds remained stable. Notable changes occurred in brokered certificates of deposit as the 21 basis point decrease in the cost of these funds outweighed the $4.8 million increase in the average balance of these funds, resulting in a $15,000 decrease in interest expense. To support the growth in our loans receivable, we increased the average balance of FHLB advances by $47.3 million during the three months ended September 30, 2016. Replacements in maturing advances and new advances were taken as variable rate federal funds, thereby reducing the average cost of these funds by 16 basis points.

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended September 30, 2016 and 2015. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$804,014	$9,967	4.92%	$665,183	$8,698	5.19%
Investments available-for-sale	133,258	792	2.36	122,685	578	1.87
Interest-earning deposits	28,275	38	0.53	105,901	67	0.25
FHLB stock	8,483	45	2.10	6,537	15	0.91
Total interest-earning assets	974,030	10,842	4.42	900,306	9,358	4.12
Noninterest earning assets	60,781			61,480
Total average assets	$1,034,811			$961,786

Liabilities and Stockholders' Equity
NOW	$18,018	$9	0.20%	$17,578	$4	0.09%
Statement savings	30,902	12	0.15	26,436	10	0.15
Money market	185,089	211	0.45	169,420	157	0.37
Certificates of deposit, retail	341,685	1,021	1.19	333,141	891	1.06
Certificates of deposit, brokered	70,964	292	1.63	66,122	307	1.84
Advances from the FHLB	182,804	363	0.79	135,500	325	0.95
Total interest-bearing liabilities	829,462	1,908	0.91	748,197	1,694	0.90
Noninterest bearing liabilities	43,659			37,078
Average equity	161,690			176,511
Total average liabilities and equity	$1,034,811			$961,786
Net interest income		$8,934			$7,664
Net interest margin			3.64%			3.38%

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

During the quarter ended September 30, 2016, management evaluated the adequacy of the ALLL and concluded that additional provision for loan losses in the amount of $900,000 was appropriate for the quarter. For the quarter ended September 30, 2015, a $700,000 recapture of the provision for loan losses was recorded. For the third quarter of 2016, the provision for loan losses was primarily a result of growth in our loan portfolio. In comparison, the recapture reported in the third quarter of 2015 was primarily a result of $265,000 recoveries and payoffs on $5.0 million of loans classified as "special mention".

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$859,205	$687,676
Average loans receivable during period	804,014	665,183
ALLL balance at beginning of period	10,134	10,603
Provision (recapture of provision) for loan losses	900	(700)
Charge-offs:
One-to-four family	—	(2)
Consumer	(28)	(20)
Total charge-offs	(28)	(22)
Recoveries:
One-to-four family	—	217
Commercial real estate	—	48
Total recoveries	—	265
Net (charge-off) recovery	(28)	243
ALLL balance at end of period	$11,006	$10,146
ALLL as a percent of total loans, net of LIP	1.28%	1.48%
Ratio of net (charge-offs) recoveries to average net loans receivable (annualized)	(0.01)	0.14

Noninterest Income. Noninterest income increased $226,000 to $673,000 for the quarter ended September 30, 2016, from $447,000 for the quarter ended September 30, 2015. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended September 30, 2016	Change from Three Months ended September 30, 2015	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$16	$4	33.3%
Loan service fees	52	(4)	(7.1)
Net gain on sale of investments	33	(52)	(61.2)
BOLI change in cash surrender value	251	38	17.8
Wealth management revenue	165	123	292.9
Other	156	117	300.0
Total noninterest income	$673	$226	50.6

The increase in the quarter ended September 30, 2016, compared to the quarter ended September 30, 2015, was primarily a result of the $123,000 increase in income from our wealth management services. These services, which began in May 2015, allow us to offer a broader range of wealth management solutions to appropriately meet the needs of our customers. Other noninterest income increased by $117,000 for the quarter ended September 30, 2016 as compared to the same quarter in 2015 as a result of receipt of certain loan fees. The increase in noninterest income recognized on our BOLI policies reflects the increase in cash surrender value of these policies. We recognize the increase in cash surrender value of these policies, which represents the increase in underlying investments, as noninterest income, which assists in offsetting expenses for employee benefits. In addition, during the quarter ended June 30, 2016, we surrendered one $10.2 million BOLI policy which was replaced with a higher yielding policy.

Noninterest Expense. Noninterest expense decreased $127,000 to $5.3 million for the quarter ended September 30, 2016 from $5.4 million for the comparable quarter in 2015.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended September 30, 2016	Change from Three Months ended September 30, 2015	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$3,821	$333	9.5%
Occupancy and equipment	467	80	20.7
Professional fees	458	(14)	(3.0)
Data processing	259	83	47.2
OREO related expenses, net	(11)	(35)	(145.8)
Regulatory assessments	82	(37)	(31.1)
Insurance and bond premiums	86	(3)	(3.4)
Marketing	67	(36)	(35.0)
Other general and administrative	25	(498)	(95.2)
Total noninterest expense	$5,254	$(127)	(2.4)%

Expenses for salaries and employee benefits increased $333,000 for the third quarter of 2016 as compared to the same period in 2015 primarily as a result of increases in salaries and in the number of employees. As a result of our new branches and the development of new products, the number of employees increased from 107 at September 30, 2015 to 118 at September 30, 2016. In addition, annual increases occurred between the comparative periods.

More than offsetting this increase, other general and administrative expenses decreased $498,000 primarily as a result of a recapture in the reserve for unfunded commitments. This reserve is funded to absorb estimated probable losses related to unfunded credit facilities. For the quarter ended September 30, 2016, we determined a $373,000 recapture was appropriate. The strong credit quality metrics of the Company's loan portfolio resulted in improvements in the unfunded commitment reserve calculation methodology, resulting in this recapture. In comparison, we recognized a $178,000 additional expense for the quarter ended September 30, 2015.

Federal Income Tax Expense. Our statutory income tax rate is 35%. We recorded federal income tax provisions of $847,000 and $984,000 for the quarters ended September 30, 2016, and 2015, respectively, as a result of our consolidated pretax net income. For the quarter ended September 30, 2016, our tax provision was net of a $213,000 benefit from utilizing an otherwise expiring capital loss carryforward for our 2015 tax return that was filed during the quarter.

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and 2015

General. Net income for the nine months ended September 30, 2016 was $5.9 million, or $0.47 per diluted share as compared to net income of $7.0 million, or $0.51 per diluted share for the nine months ended September 30, 2015. Significantly contributing to the decline in net income during the first nine months of 2016 was the recognition of a $1.4 million provision for loan loss in 2016 as compared to a $1.3 recapture of provision in 2015. In addition, noninterest expense increased by $2.6 million. These decreases were partially offset by a $2.1 million increase in net interest income, $966,000 increase in noninterest income and a decrease in federal income tax provision of $972,000.

Net Interest Income. Net interest income for the nine months ended September 30, 2016 increased $2.1 million to $24.9 million, as compared to $22.8 million for the same period in 2015. The increase was primarily the result of the growth in our higher yielding interest-earning assets.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Nine Months Ended September 30, 2016 Compared to September 30, 2015 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loan receivable, net	$(1,055)	$2,865	$1,810
Investments available-for-sale	468	171	639
Interest-earning deposits	100	(98)	2
FHLB stock	115	1	116
Total net change in income on interest-earning assets	(372)	2,939	2,567

Interest-bearing liabilities:
NOW	5	—	5
Statement savings	3	4	7
Money market	127	110	237
Certificates of deposit, retail	286	(96)	190
Certificates of deposit, brokered	(20)	34	14
Advances from the FHLB	(84)	54	(30)
Total net change in expense on interest-bearing liabilities	317	106	423
Total net change in net interest income	$(689)	$2,833	$2,144

Average loans receivable increased $73.5 million for the nine months ended September 30, 2016 as compared to the same period in 2015 while the average yield decreased to 5.02% from 5.21% for the nine months ended September 30, 2016 and 2015, respectively. Contributing to the growth of our loan portfolio, we purchased $58.3 million in commercial real estate loans in 2016 that were purchased at a 1.8% - 3.0% premium, which is amortized against interest income over the remaining maturity of the loans.

Interest income on our investments available-for-sale increased $639,000 for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily as a result of the 47 basis point increase in the yield on these assets. We have continued to restructure our portfolio of these securities to include additional longer term higher-yielding investment securities to increase earnings from our investment portfolio.

The Federal Reserve Bank's federal funds rate increase in December 2015 positively impacted the rate paid on our interest-earning deposits. The average rate earned on interest-earning deposits increased 26 basis points for the nine months ended September 30, 2016, as compared to the same period in 2015. The increase in interest due to the rate increase was largely offset by the decrease in our average balance of these deposits, as we shifted these funds to higher yielding assets during 2016.

Partially offsetting the increase in interest income, our interest expense increased $423,000 for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase was a combined result of a $44.0 million increase in the average balance of our interest-bearing liabilities and a two basis point increase in the overall cost of these funds. While the average balance of our FHLB advances increased by $7.6 million, total year-to-date interest paid decreased by $30,000 year over year as a result of an eight basis point decrease in the cost of these funds. Maturing longer-term fixed rate advances were replaced by short-term, variable rate advances, thereby significantly reducing the cost of these borrowings. In addition, the early redemption of several brokered certificates of deposit and securing of new brokered certificates at lower rates helped to offset the increased interest due to the increase in volume of these funds. Interest expense on money market accounts increased $237,000 for the first nine months of 2016 as a combined result of increases in the average balance and rate paid for these deposits. Further contributing to the increase in interest expense, an 11 basis point increase in the cost of our retail certificates of deposit outweighed the $12.3 million decrease in the average balance of these deposits resulting in $190,000 additional interest expense for the nine months ended September 30, 2016 as compared to the same period in 2015.

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the nine months ended September 30, 2016 and 2015. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$739,312	$27,742	5.02%	$665,765	$25,932	5.21%
Investments available-for-sale	132,471	2,224	2.24	119,572	1,585	1.77
Interest-earning deposits	51,855	198	0.51	103,557	196	0.25
FHLB stock	6,878	136	2.64	6,630	20	0.40
Total interest-earning assets	930,516	30,300	4.35	895,524	27,733	4.14
Noninterest earning assets	59,127			56,699
Total average assets	$989,643			$952,223

Liabilities and Stockholders' Equity
NOW	$17,534	$18	0.14%	$18,100	$13	0.10%
Statement savings	29,461	35	0.16	25,546	28	0.15
Money market	198,958	636	0.43	156,100	399	0.34
Certificates of deposit, retail	329,622	2,867	1.16	341,897	2,677	1.05
Certificates of deposit, brokered	67,345	913	1.81	64,875	899	1.85
Advances from the FHLB	143,092	933	0.87	135,500	963	0.95
Total interest-bearing liabilities	786,012	5,402	0.92	742,018	4,979	0.90
Noninterest bearing liabilities	36,545			30,472
Average equity	167,086			179,733
Total average liabilities and equity	$989,643			$952,223
Net interest income		$24,898			$22,754
Net interest margin			3.58%			3.40%

Provision for Loan Losses. During the nine months ended September 30, 2016, management evaluated the adequacy of the ALLL and concluded that additional provision for loan losses in the amount of $1.4 million was appropriate for the period. The provision during the first nine months of 2016 was primarily a reflection of the $160.9 million growth in net loans receivable. For 2015, the first nine month's recapture of $1.3 million was primarily a result of net recoveries of $955,000 and the repayment of $5.0 million of loans graded as "special mention", which reduced the amount required to be set aside in the general reserve.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$859,206	$687,676
Average loans receivable during period	739,312	665,765
ALLL balance at beginning of period	9,463	10,491
Provision (recapture of provision) for loan losses	1,400	(1,300)
Charge-offs:
One-to-four family	—	(27)
Multifamily	—	(281)
Consumer	(47)	(54)
Total charge-offs	(47)	(362)
Recoveries:
One-to-four family	85	908
Commercial real estate	104	105
Business	—	3
Consumer	1	301
Total recoveries	190	1,317
Net recovery	143	955
ALLL balance at end of period	$11,006	$10,146
ALLL as a percent of total loans, net of LIP	1.28%	1.48%
Ratio of net recoveries to average net loans receivable (annualized)	0.03	0.19

Noninterest Income. Noninterest income increased $966,000 to $1.9 million for the nine months ended September 30, 2016, from $895,000 for the same period in 2015. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Nine Months Ended September 30, 2016	Change from Nine Months Ended September 30, 2015	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$60	$5	9.1%
Loan service fees	181	70	63.1
Net gain on sale of investments	33	(52)	(61.2)
BOLI change in cash surrender value	641	272	73.7
Wealth management revenue	656	592	925.0
Other	290	79	37.4
Total noninterest income	$1,861	$966	107.9

The $272,000 increase in noninterest BOLI income was primarily a result of $20.0 million of BOLI policies purchased in April 2015 and the surrender of one $10.2 million BOLI policy which was replaced with a higher yielding policy. Wealth management revenue increased by $592,000 for the first three quarters of 2016 as compared to the same period in 2015. The commissions recognized in 2015 represent the initial two months of the Company offering wealth management services.

Noninterest Expense. Noninterest expense increased $2.6 million for the nine months ended September 30, 2016 as compared to the same period in 2015.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Nine Months Ended September 30, 2016	Change from Nine Months Ended September 30, 2015	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$11,436	$1,283	12.6%
Occupancy and equipment	1,463	424	40.8
Professional fees	1,487	203	15.8
Data processing	700	177	33.8
Loss (gain) on sales of OREO property, net	87	618	(116.4)
OREO market value adjustments	257	252	5,040.0
OREO-related expenses, net	(45)	(62)	(364.7)
Regulatory assessments	319	(32)	(9.1)
Insurance and bond premiums	260	(10)	(3.7)
Marketing	145	(45)	(23.7)
Other general and administrative	990	(254)	(20.4)
Total noninterest expense	$17,099	$2,554	17.6%

Salaries and employee benefits expense increased $1.3 million for the first nine months of 2016 as compared to the same period in 2015. The number of employees increased from September 30, 2015 to September 30, 2016, as we added employees to support our core conversion project and branch expansions. Occupancy and equipment expense increased by $424,000 as a result of the addition of three leases for the Mill Creek, Edmonds, and Renton Landing branches.

The loss on sale of OREO properties resulted in an increase to noninterest expense of $618,000 in the first nine months of 2016 as compared to the same period in 2015. During the first nine months of 2015, sales of seven OREO properties for $5.5 million generated a $531,000 net gain. In comparison, for the same period in 2016, sales of two OREO properties plus a portion of a multi-parcel property for $988,000 generated a net loss of $87,000. In addition, market valuation adjustments to properties in our OREO inventory resulted in additional $257,000 expense for the first nine months of 2016 as compared to only $5,000 for the same period in 2015. A land development project in Kitsap County was written down based on a purchase and sale agreement received in the first quarter of 2016. The sale subsequently fell through, but was deemed to represent the market value of the property.

General and administrative expenses decreased by $254,000 primarily as a result of the $201,000 recapture in the reserve for unfunded commitments for the nine months ended September 30, 2016 as compared to a $253,000 expense for the nine months ended September 30, 2015. During 2016, the Company modified the calculation methodology for the reserve based on the strong credit quality of its loan portfolio. Partially offsetting this decrease, subscription expense increased by $43,000 and state taxes increased by $47,000 as a result of increased taxable income and new local taxes in 2016.

Federal Income Tax Expense. Our statutory income tax rate is 35%. We recorded federal income tax provisions of $2.4 million and $3.4 million for the year-to-date ended September 30, 2016, and 2015 as a result of our consolidated net income. Our effective tax rate for the nine months ended September 30, 2016 was 30.1% as partially a result of the early surrender of a BOLI policy, as discussed above. In addition, our tax provision was net of a $213,000 benefit from utilizing an otherwise expiring capital loss carryforward for our 2015 tax return that was filed in September 2016.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At September 30, 2016, retail certificates of deposit scheduled to mature in one year or less totaled $162.9 million. Management's practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale increased $4.3 million from December 31, 2015 to $133.9 million at September 30, 2016 and represents a ready source of cash if needed. The balance of our interest-earning deposits decreased by $73.3 million from December 31, 2015 to September 30, 2016, as we shifted cash into higher yielding assets. At September 30, 2016, the Bank maintained credit facilities with the FHLB totaling $348.5 million with an outstanding balance of $221.5 million. At September 30, 2016, we also had available a total of $35.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at September 30, 2016 of $75.5 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk associated with retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At September 30, 2016, brokered certificates of deposit had a remaining weighted-average maturity of 2.8 years. Most of these certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory restrictions on the ability of the Bank to pay dividends. At September 30, 2016, the Company (on an unconsolidated basis) had liquid assets of $25.8 million and short-term liabilities of $156,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2016 and December 31, 2015, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at September 30, 2016:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Unused portion of lines of credit	$19,971	$2,528	$11,749	$3,452	$2,242
Undisbursed portion of construction loans	68,492	28,920	39,572	—	—
Total commitments	$88,463	$31,448	$51,321	$3,452	$2,242

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

As of September 30, 2016, the Bank had three operating leases with initial terms of 5 to 5.5 years and carry minimum lease payments of $14,000 per month. All three leases offer extension periods.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At September 30, 2016, stockholders' equity totaled $151.1 million, or 14.06% of total assets. Our book value per share of common stock was $12.70 at September 30, 2016 compared to $12.40 at December 31, 2015. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of September 30, 2016, the Bank and consolidated Company exceeded all regulatory capital requirements and the Bank was considered "well capitalized" under regulatory capital guidelines of the FDIC. The following table provides our capital requirements and actual results.

	At September 30, 2016
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as "Well Capitalized"
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$117,333	11.37%	$41,275	4.00%	$51,594	5.00%
Consolidated	150,723	14.60	41,292	4.00	51,615	5.00
Common equity tier I ("CET1") (to risk-weighted assets)
Bank only	117,333	13.13	40,215	4.50	58,088	6.50
Consolidated	150,723	16.81	40,356	4.50	58,292	6.50
Tier I risk-based capital (to risk-weighted assets)
Bank only	117,333	13.13	53,620	6.00	71,493	8.00
Consolidated	150,723	16.81	53,808	6.00	71,744	8.00
Total risk-based capital (to risk-weighted assets)
Bank only	128,505	14.38	71,493	8.00	89,366	10.00
Consolidated	161,936	18.06	71,744	8.00	89,680	10.00

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

We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower our cost of borrowing while taking into account variable interest rate risk. At September 30, 2016, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, however, on October 25, 2016, the Bank entered into a Cash Flow Hedge agreement. For more information, see Note 11 - Subsequent Events, Cash Flow Hedge, in Item 1 of this report. We are using interest rate swaps as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. Interest rate contracts, however, may expose us to the risk of loss associated with variations in the spread between the interest rate contract and the hedged item. In addition, these contracts carry volatility risk that the expected uncertainty relating to the price of the underlying asset differs from what is anticipated. If interest rate swaps we enter into prove ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. A portion of our adjustable-rate loans have interest rate floors below which the loan's contractual interest rate may not adjust. Approximately 42.8% of our total loans, net LIP, were adjustable-rate loans at September 30, 2016. At that date, $196.0 million, or 53.3% of these loans were at their floor, with a weighted-average interest rate of 4.3%.

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

The following table illustrates the change in our net interest income at September 30, 2016 that would occur in the event of an instantaneous change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at September 30, 2016
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$31,389	(9.81)%
+200	32,553	(6.46)
+100	33,734	(3.07)
Base	34,802	—
(100)	35,465	1.91

The following table illustrates the change in our net portfolio value (“NPV”) at September 30, 2016 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$128,269	$(40,169)	(23.85)%	12.66%	(3.68)%	$1,013,409
+200	142,393	(26,045)	(15.46)	13.69	(2.39)	1,039,876
+100	156,958	(11,480)	(6.82)	14.71	(1.05)	1,067,365
Base	168,438	—	—	15.43	—	1,091,476
(100)	174,098	5,660	3.36	15.66	0.52	1,111,458
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

At September 30, 2016, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest's common stock repurchases during the third quarter of 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
July 1 - July 31, 2016	—		—	—
August 1 - August 31, 2016 (1)	1,294,467	$14.00	1,294,467	N/A
September 1 - September 30, 2016 (2)	137,500	14.06	137,500	1,362,500
	1,431,967		1,431,967

(1) On August 9, 2016, the Company completed the repurchase of $18.1 million in shares through a self-tender offer, announced July 13, 2016.

(2) On September 9, 2016, the Board of Directors authorized the repurchase of up to 1,500,000 shares of the Company's common stock, or 12.5% of the Company's outstanding shares. This plan expires on March 27, 2017. For more information on this repurchase, see Note 11 - Subsequent Events - Stock Repurchase Plan in Item 1 of this report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements (8)
10.7	Form of restricted stock award agreement (8)
10.8	Settlement Agreement and Mutual Release with the Stilwell Group (9)
10.9	Amendment No. 1 to the Settlement Agreement and Releases with the Stilwell Group (10)
10.1	Amendment No. 2 to the Settlement Agreement and Releases with the Stilwell Group (11)
10.11	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 24, 2016.

(3)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 12, 2016.

(6)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(7)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated June 15, 2016.

(8)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.

(9)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated December 20, 2012.

(10)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated January 17, 2013.

(11)	Filed as an exhibit to First Financial Northwest's Current Report on Form 8-K dated February 26, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: November 8, 2016	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2016	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders' Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.