Form 10-K
period 2016-12-31
First Financial Northwest, Inc.
filed 2017-03-10
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
YES         NO   X
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X    NO
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES   X    NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X__
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer X	Non-accelerated filer	Smaller reporting company ____
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES          NO    X

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2016, was $154,007,217 (11,596,929 shares at $13.28 per share). For purposes of this calculation, common stock held only by executive officers, the employee stock ownership plan and directors of the Registrant is considered to be held by affiliates. As of March 9, 2017, the Registrant had outstanding 11,035,791 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (Part III).

FIRST FINANCIAL NORTHWEST, INC.
2016 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements
Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco (“FRB”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement a branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”). Any of the forward-looking statements that we make in this Form 10-K and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward‑looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward‑looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.
As used throughout this report, the terms “Company”, “we”, “our”, or “us” refer to First Financial Northwest, Inc. and its consolidated subsidiaries, including First Financial Northwest Bank and First Financial Diversified Corporation.

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

PART I

Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest” or the “Company”), a Washington corporation, was formed on June 1, 2007, for the purpose of becoming the holding company for First Financial Northwest Bank (“the Bank”) in connection with the Bank’s conversion from a mutual holding company structure to a stock holding company structure which was completed on October 9, 2007. At December 31, 2016, we had total assets of $1.0 billion, net loans of $815.0 million, deposits of $717.5 million and stockholders’ equity of $138.1 million. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Financial Northwest Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Financial Northwest Bank.

The Bank was organized in 1923 as a Washington state-chartered savings and loan association, converted to a federal mutual savings and loan association in 1935 and to a Washington state-chartered mutual savings bank in 1992. In 2002, First Savings Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank, and the wholly-owned subsidiary of First Financial of Renton, Inc. In connection with the 2002 conversion, First Savings Bank changed its name to First Savings Bank Northwest. Subsequently, in August 2015, the Bank changed its name to First Financial Northwest Bank to better reflect the commercial banking services it provides beyond those typically provided by a traditional savings bank. In February 2016, the Bank officially changed its charter from a Washington chartered stock savings bank to a Washington chartered commercial bank.

First Financial Northwest became a bank holding company, after converting from a savings and loan holding company on March 31, 2015, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) through the FRB. The change was consistent with First Financial Northwest Bank’s shift in focus from a traditional savings and loan association towards a full service, commercial bank. Additionally, First Financial Northwest Bank is examined and regulated by the DFI and by the FDIC. First Financial Northwest Bank is required to maintain reserves at a level set by the Federal Reserve Board. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines, which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”). For additional information, see “How We are Regulated - Regulation and Supervision of First Financial Northwest Bank - Federal Home Loan Bank System.”

In February 2016, First Financial Northwest Bank converted its charter from a community-based savings bank to a commercial bank as a way of better serving its customer needs. The Bank’s largest concentration of customers is in King County, with additional concentrations in Snohomish, Pierce, and Kitsap counties, Washington. The Bank is headquartered in Renton, Washington where it has a full-service branch as well as a smaller branch located in a commercial development known as the “Landing”. Two additional, smaller branches are located in Mill Creek and Edmonds, both in Snohomish County, Washington. These smaller branches are focused on efficiency through the extensive use of the latest banking technology. First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

The principal executive office of First Financial Northwest Bank is located at 201 Wells Avenue South, Renton, Washington, 98057; our telephone number is (425) 255-4400.

Market Area

We consider our primary market area to be the Puget Sound Region that consists primarily of King and Snohomish counties, to a lesser extent, Pierce and Kitsap counties. During 2016, the region experienced appreciation in residential market prices for the fifth consecutive year and a declining supply of homes for sale as a result of strong demand.

King County has the largest population of any county in the state of Washington and covers approximately 2,100 square miles. It has a population of approximately 2.1 million residents and a median household income of approximately $75,000, according to U.S. Census estimates. King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, Amazon, Starbucks, Nordstrom, Costco and Paccar. According to the Washington State Employment Security Department, the unemployment rate for King County was 3.4% at December 31, 2016, compared to 4.5% at December 31, 2015, and the national average of 4.7% at December 31, 2016. According to the Northwest Multiple Listing Service (“MLS”), the median sales price of a residential home in King County for 2016 was $548,000, an increase of 14.2% from 2015. Residential sales volumes increased 1.7% in 2016 compared to 2015 and inventory levels as of December 31, 2016 were at 0.7 months according to the MLS.

Snohomish County has the third largest population of any county in the state of Washington and covers approximately 2,090 square miles. It has approximately 773,000 residents and a median household income of approximately $71,000, according to U.S. Census estimates. The economy of Snohomish County is diversified with the presence of military-related government employment (Naval Station Everett), aerospace-related employment (Boeing), and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County was 3.9% in December 2016 compared to 5.0% in December 2015. The median sales price of a residential home in Snohomish County was $390,000 during 2016, a 9.9% increase compared to 2015, according to the MLS. Residential sales volumes increased by 9.8% in 2016 compared to 2015 and inventory levels as of December 31, 2016 were at 0.9 months according to the MLS.

Pierce County, covering approximately 1,800 square miles, has the second largest population of any county in the state of Washington. It has approximately 844,000 residents and a median household income of approximately $60,000, according to U.S. Census estimates. The Pierce County economy is diversified with the presence of military-related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace-related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 6.0% in December 2016, compared to 6.1% at year-end 2015. The median sales price of a residential home in Pierce County was $275,000 during 2016, a 10.0% increase compared to 2015, according to the MLS. Residential sales volumes increased by 12.7% in 2016 compared to 2015 and inventory levels as of December 31, 2016 were at 1.3 months according to the MLS.

Kitsap County has the seventh largest population of any county in the state of Washington and covers approximately 570 square miles. It has approximately 260,000 residents and a median household income of approximately $63,000, according to U.S. Census estimates. The Kitsap County economy is diversified with the presence of military-related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail trade and education. According to the Washington State Employment Security Department, the unemployment rate for Kitsap County was 5.5% in December 2016, unchanged from December of 2015. The median sales price of a residential home in Kitsap County was $284,000 during 2016, a 9.3% increase compared to 2015, according to the MLS. Residential sales volumes increased by 11.7% in 2016 compared to 2015 and inventory levels as of December 31, 2016 were at 1.4 months according to the MLS.

For a discussion regarding competition in our primary market area, see “- Competition” later in Item 1 of this report.

Lending Activities

General. We focus our lending activities primarily on loans secured by commercial real estate, construction/land, first mortgages on one-to-four family residences, multifamily, and to lesser extent, business lending. We offer a limited variety of secured consumer loans, including savings account loans and home equity loans that include lines of credit and second mortgage term loans. As of December 31, 2016, our net loan portfolio totaled $815.0 million and represented 78.6% of our total assets.

Our current loan policy generally limits the maximum amount of loans we can make to one borrower to 15% of the Bank’s total risk-based capital, which was $19.5 million at December 31, 2016. Exceptions to this policy are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history. The regulatory limit of loans we can make to one borrower is 20% of total risk-based capital, or $26.0 million, at December 31, 2016.

During 2016, the concentration of loans to our five largest lending relationships increased. At December 31, 2016, loans to our five largest lending relationships totaled $79.5 million compared to $76.1 million at December 31, 2015, an increase of $3.4 million, or 4.5%. Although the total of these relationships increased during 2016, their percentage of total loans, net of loans in process (“LIP”) decreased to 9.6% at December 31, 2016 from 10.9% at December 31, 2015 and the total number of loans comprising these relationships decreased to 23 from 70 during 2016. The following table details the types of loans to our five largest lending relationships at December 31, 2016.

Borrower (1)	Number of Loans	One-to-Four Family Residential	Multifamily	Commercial Real Estate (Rental Properties)	Construction/Land	Aggregate Balance of Loans (2)
	(Dollars in thousands)
Real estate investor	12	$—	$17,591	$839	$—	$18,430
Real estate investor	3	482	—	15,082	—	15,564
Real estate investor	3	—	—	8,820	6,369	15,189
Real estate investor	2	467	—	14,704	—	15,171
Real estate investor	3	—	8,752	—	6,372	15,124
Total	23	$949	$26,343	$39,445	$12,741	$79,478
________
(1) The composition of borrowers represented in the table may change between periods.
(2) Net of LIP.

The composition of loans to our five largest borrowers has changed over the last year. As of December 31, 2016, total one-to-four family properties and commercial real estate loans to this group of borrowers decreased, as compared to December 31, 2015, by $12.6 million and $20.5 million, respectively, while total multifamily loans and construction loans increased by $24.3 million and $12.3 million, respectively. At December 31, 2016, all of the loans listed in the table above were in compliance with the original repayment terms of their respective loans.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential:
Permanent owner occupied	$137,834	15.3%	$147,229	19.6%	$161,013	22.9%	$158,797	23.0%	$167,019	24.8%
Permanent non-owner occupied	111,601	12.4	106,543	14.2	112,180	15.9	121,877	17.7	139,832	20.7
	249,435	27.7	253,772	33.8	273,193	38.8	280,674	40.7	306,851	45.5

Multifamily real estate	123,250	13.7	122,747	16.3	116,014	16.5	106,152	15.4	105,936	15.7

Commercial real estate	303,694	33.7	244,211	32.5	239,211	34.0	227,016	33.0	207,436	30.8

Construction/land: (1)
One-to-four family residential	67,842	7.5	52,233	7.0	20,360	2.9	3,977	0.6	785	0.1
Multifamily	111,051	12.4	46,666	6.2	22,352	3.1	24,851	3.5	13,960	2.1
Commercial real estate	—	—	—	—	10,400	1.5	26,631	3.9	12,500	1.9
Land	30,055	3.3	17,058	2.3	11,949	1.7	9,292	1.4	12,377	1.8
	208,948	23.2	115,957	15.5	65,061	9.2	64,751	9.4	39,622	5.9
Business	7,938	0.9	7,604	1.0	3,783	0.5	1,142	0.2	2,968	0.4
Consumer	6,922	0.8	6,979	0.9	7,130	1.0	9,201	1.3	11,110	1.7
Total loans	900,187	100.0%	751,270	100.0%	704,392	100.0%	688,936	100.0%	673,923	100.0%
Less:
Loans in process (“LIP”)	72,026		53,854		27,359		10,209		8,856
Deferred loan fees, net	2,167		2,881		2,604		2,580		2,057
Allowance for loan and lease losses (“ALLL”)	10,951		9,463		10,491		12,994		12,542
Loans receivable, net	$815,043		$685,072		$663,938		$663,153		$650,468

(footnote on the following page)

_____________
(1) We previously excluded from the construction/land category “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans. These loans were classified according to the underlying collateral categories instead of being included in the construction/land category. In addition, we previously classified raw land or buildable lots where the Company does not intend to finance the construction as commercial real estate land loans and have now included these loans in the construction/land category. At December 31, 2016, we reclassified $62.9 million of multifamily loans and $26.9 million of commercial real estate loans, and $2.6 million of one-to-four family residential loans as construction/land loans to facilitate the review of the composition of our loan portfolio. Prior periods have been reclassified consistent with this change in presentation.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family residential	$169,523	18.8%	$172,951	23.0%	$189,399	26.9%	$224,820	32.6%	$263,503	39.1%
Multifamily	72,593	8.1	82,767	11.0	82,639	11.7	82,310	11.9	94,327	14.0
Commercial real estate	211,054	23.4	199,101	26.5	206,395	29.3	197,624	28.7	192,029	28.5
Construction/land	50,431	5.6	12,158	1.6	5,469	0.8	860	0.1	5,409	0.8
Total real estate	503,601	55.9	466,977	62.1	483,902	68.7	505,614	73.3	555,268	82.4
Business	640	0.1	243	—	375	0.1	282	0.1	943	0.1
Consumer	432	0.1	558	0.1	689	0.1	855	0.1	1,084	0.2
Total fixed-rate loans	504,673	56.1	467,778	62.2	484,966	68.9	506,751	73.5	557,295	82.7

ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family residential	79,912	8.9	80,821	10.8	83,794	11.9	55,854	8.1	43,347	6.4
Multifamily	50,657	5.6	39,980	5.3	33,375	4.7	23,842	3.5	11,609	1.7
Commercial real estate	92,640	10.3	45,110	6.0	32,816	4.6	29,392	4.3	15,406	2.3
Construction/land	158,517	17.6	103,799	13.8	59,592	8.5	63,891	9.3	34,215	5.1
Total real estate	381,726	42.4	269,710	35.9	209,577	29.7	172,979	25.2	104,577	15.5
Business	7,298	0.8	7,361	1.0	3,408	0.5	860	0.1	2,025	0.3
Consumer	6,490	0.7	6,421	0.9	6,441	0.9	8,346	1.2	10,026	1.5
Total adjustable-rate loans	395,514	43.9	283,492	37.8	219,426	31.1	182,185	26.5	116,628	17.3
Total loans	900,187	100.0%	751,270	100.0%	704,392	100.0%	688,936	100.0%	673,923	100.0%
Less:
LIP	72,026		53,854		27,359		10,209		8,856
Deferred loan fees, net	2,167		2,881		2,604		2,580		2,057
ALLL	10,951		9,463		10,491		12,994		12,542
Loans receivable, net	$815,043		$685,072		$663,938		$663,153		$650,468

Geographic Distribution of our Loans. The following table shows at December 31, 2016 the geographic distribution of our loan portfolio in dollar amounts and percentages.

	Puget Sound Region (1)		Other Washington		Total in Washington State		All Other States (2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate:	(Dollars in thousands)
One-to-four family residential	$236,880	95.0%	$12,434	5.0%	$249,314	100.0%	$121	—%	$249,435	100.0%
Multifamily	95,060	77.1	16,591	13.5	111,651	90.6	11,599	9.4	123,250	100.0%
Commercial	221,576	73.0	50,999	16.8	272,575	89.8	31,119	10.2	303,694	100.0%
Construction/land	134,627	98.3	2,295	1.7	136,922	100.0	—	—	136,922	100.0%
Total real estate	688,143	84.6	82,319	10.1	770,462	94.7	42,839	5.3	813,301	100.0%
Business	7,572	95.4	—	—	7,572	95.4	366	4.6	7,938	100.0%
Consumer	6,922	100.0	—	—	6,922	100.0	—	—	6,922	100.0%
Total Loans	702,637	84.8%	82,319	9.9%	784,956	94.8%	43,205	5.2%	828,161	100.0%
____________
(1) Includes King, Snohomish, Pierce and Kitsap counties.
(2) Includes loans located in the states of Arizona, California, Colorado, Indiana, Oregon and Utah.

One-to-Four Family Residential Lending. As of December 31, 2016, $249.4 million, or 27.7% of our total loan portfolio consisted of loans secured by one-to-four family residences.

First Financial Northwest Bank is a traditional portfolio lender when it comes to financing residential home loans. In 2016, we originated and purchased $66.6 million in one-to-four family residential loans. At December 31, 2016, $137.8 million, or 55.3% of our one-to-four family residential portfolio consisted of owner occupied loans with the remaining $111.6 million, or 44.7% consisting of non-owner occupied loans. In addition, at December 31, 2016, $169.5 million, or 68.0% of our one-to-four family residential loan portfolio consisted of fixed-rate loans. Substantially all of our one-to-four family residential loans require monthly principal and interest payments.

Our fixed-rate, one-to-four family residential loans are generally originated with 15 to 30 year terms, although such loans typically remain outstanding for substantially shorter periods, particularly in the current low interest rate environment. We also originate hybrid loans with initial fixed-rate terms of five or seven years, that convert to variable-rate which adjusts annually thereafter. In addition, substantially all of our one-to-four family residential loans contain due-on-sale clauses that allow us to declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, we enforce these due‑on‑sale clauses to the extent permitted by law and as a standard course of business. The average period of time a loan is outstanding is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

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

Loans secured by rental properties represent higher risk and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We request that borrowers and loan guarantors, if any, provide annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple rental property loans with us, the loans are typically not cross‑collateralized. At December 31, 2016, $798,000 of one-to-four family residential loans were in nonaccrual status, however, all of our one-to-four family non-owner occupied loans were performing.

Multifamily and Commercial Real Estate Lending. As of December 31, 2016, $123.3 million, or 13.7% of our total loan portfolio was secured by multifamily and $303.7 million, or 33.7% of our loan portfolio was secured by commercial real estate properties. Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings and warehouses. Commercial real estate and multifamily loans are subject to similar underwriting standards and processes. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

The following table presents a breakdown of our multifamily and commercial real estate loan portfolio at December 31, 2016, and 2015:

	December 31, 2016		December 31, 2015
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(Dollars in thousands)
Multifamily real estate:
Micro-unit apartments	$7,878	6.4%	$18,339	14.9%
Other multifamily	115,372	93.6	104,408	85.1
Total multifamily	$123,250	100.0%	$122,747	100.0%

Commercial real estate:
Office	$101,688	33.5%	$78,297	32.1%
Retail	106,294	35.0	76,813	31.4
Storage	34,816	11.5	40,238	16.5
Mobile home park	20,689	6.8	23,630	9.7
Warehouse	15,338	5.0	17,845	7.3
Other non-residential	24,869	8.2	7,388	3.0
Total non-residential	$303,694	100.0%	$244,211	100.0%

The average loan size in our multifamily and commercial real estate loan portfolios was $770,000 and $1.9 million, respectively, as of December 31, 2016. At this date, $28.2 million, or 22.9%, of our multifamily loans and $82.1 million, or 27.0%, of our commercial real estate loans were from outside of our primary market area. We currently target individual, multifamily, and commercial real estate loans between $1.0 million and $5.0 million. The largest multifamily loan as of December 31, 2016 was a 161-unit apartment complex with a net outstanding principal balance of $7.8 million located in Franklin County, Washington. As of December 31, 2016, the largest commercial real estate loan had a net outstanding balance of $12.5 million and was secured by a self-storage facility located in King County, Washington. Both of these loans were performing according to their respective loan repayment terms as of December 31, 2016.

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

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loan foreclosures because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred in our one-to-four family residential or consumer loan portfolios. At December 31, 2016, there were no multifamily or commercial real estate loans past due 90 days or more or in nonaccrual status. There were no commercial real estate loans charged-off during both of the years ended December 31, 2016 and 2015, as compared to charge-offs of $311,000 for the year ended December 31, 2014. For multifamily loans, there were no charge-offs during 2016, as compared to $281,000 charged off in 2015 and no charge-offs in 2014.

Construction/Land Loans. We originate construction/land loans primarily to residential builders for the construction of single-family residences, condominiums, townhouses, multifamily properties and residential developments located in our market area. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes or lines of credit secured by land, and land development loans. Construction/land loans to builders generally require the borrower to have an existing relationship with us and a proven record of successful projects. At December 31, 2016, our total construction/land loans were $208.9 million, or 23.2%

of our total loan portfolio. The $93.0 million or 80.2% increase in construction/land loans over the past year reflects our strategic decision to continue our focus on increasing construction loan origination activity in 2016 as real estate values and general economic conditions in our market areas continued to improve. The lending policy sets forth the guideline that the net balance of our acquisition, development, and construction loans not exceed 100% of risk-based capital. Management intends to maintain levels near this guideline. At December 31, 2016, net loans in this category totaled $136.9 million while total risk-based capital was $130.1 million. There were no construction/land loans classified as nonaccrual at either December 31, 2016 or 2015. There were no construction/land loan charge-offs during the years ended December 31, 2016 and 2015, as compared to $223,000 for the year ended December 31, 2014.

Following is the composition of our total construction/land loan portfolio at the dates indicated. All of the loans represented were performing:

	December 31,
	2016	2015
	(In thousands)
Construction speculative:
One-to-four family residential	$65,272	$51,613
Multifamily	10,157	12,403
Total construction speculative	75,429	64,016
Construction permanent: (1)
One-to-four family residential	2,570	620
Multifamily	100,894	34,263
Total construction permanent	103,464	34,883
Land:
Land development	3,134	8,768
Land non-development	26,921	8,290
Total land	30,055	17,058
Total construction/land loans (2)	$208,948	$115,957
_____________
(1) Includes loans where the builder does not intend to sell the property after the construction phase is completed.
(2) LIP for construction/land loans at December 31, 2016, and 2015, was $72.0 million and $53.9 million, respectively.

The following table includes construction/land loans by county, net of LIP, at December 31, 2016:

County	Loan Balance	Percent of Construction/Land Loan Balance
	(Dollars in thousands)
King	$120,389	88.0%
Snohomish	12,828	9.4
Pierce	1,293	0.9
Kitsap	118	0.1
Whatcom	2,268	1.6
All other	26	—
Total	$136,922	100.0%

Loans to finance the construction of single-family homes and subdivisions and land loans are generally offered to builders in our primary market areas. Loans that are termed “speculative” are those where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. The buyer may be identified either during or after the construction period, with the risk that the builder may have to fund the debt service on the speculative loan along with real estate taxes and other carrying costs for the project for a significant period of time after completion of the project until a buyer is identified. The maximum loan-to-value ratio applicable to these loans is generally 100% of the actual cost of construction, provided that the loan-to-completed value does not exceed 80%, with approval required from the Chief Credit Officer (“CCO”) for loan-to-value ratios over 80%. In addition, a minimum of 20%

verified equity is generally also required. Verified equity refers to cash equity invested in the project. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate title insurance and other appropriate insurance coverage, and, if applicable, appropriate environmental data report(s) that the land is free of hazardous or toxic waste. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and typically do not exceed one year, land loans generally are for 12 to 18 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly. At December 31, 2016, the LIP balance on construction/land loans was $72.0 million, including $5.0 million set aside for interest reserves. When these loans exhaust their original reserves set up at origination, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate, based on the updated analysis. Construction loan proceeds are disbursed periodically as construction progresses and as inspections by our approved inspectors warrant. At December 31, 2016, our three largest construction/land loans, net of LIP, consisted of an $11.0 million line of credit, secured by land, for development activities in King County, a $7.9 million bridge loan on 11 lots to be developed in King County, and a $7.1 million loan for the purchase and rehabilitation of a multifamily apartment complex in Snohomish County.

Our residential construction loans to individuals to build their personal or non-owner occupied residences typically are structured to be converted to fixed-rate permanent loans at the end of the construction phase with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post construction value of the project by an independent appraiser. During the construction phase, which typically lasts 12 to 18 months, an approved inspector or designated Bank employee makes periodic inspections of the construction site to certify construction has reached the stated percentage of completion. Typically, disbursements are made in monthly draws and interest-only payments are required. These loans are converted to fixed-rate permanent loans at the end of the construction phase. At December 31, 2016, there was one non-owner occupied construction loan of $2.6 million that will convert to a permanent non-owner occupied one‑to‑four family loan in 2018.

We also make construction loans for commercial development projects. The projects include multifamily, retail, office/warehouse and office buildings. These loans typically have an interest-only payment phase during construction and generally convert to permanent financing when construction is complete. Disbursement of funds is at our sole discretion and is based on the progress of construction. The Bank uses an independent third party or Bank employee to conduct monthly inspections to certify that construction has reached the stated percentage of completion and that previous disbursements are reflected in the degree of work performed to date. Generally, the maximum loan-to-value ratio applicable to these loans is 90% of the actual cost of construction or 80% of the prospective value at completion. At December 31, 2016, $62.9 million of our multifamily construction loans will rollover to permanent loans with the Bank at the end of their construction period. The remaining $38.0 million of construction permanent loans represents loans which we anticipate that the builder will either refinance with us or with another lender. At December 31, 2016, we had $10.2 million of speculative multifamily loans where the builder intends to sell the property after the construction phase is completed.

Land development loans are generally made to builders for preparation of a building site and does not include the construction of buildings on the property. The maximum loan-to-value ratio for these loans is 75%. Land non-development loans are generally for raw land where we do not finance the cost of preparing the site for building and are subject to a maximum loan‑to‑value ratio of 65%.

Our construction/land loans are based upon estimates of costs in relation to values associated with the completed project. Construction/land lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. These loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly influenced by supply and demand conditions.

Business Lending. Business loans totaled $7.9 million, or 0.9% of the loan portfolio at December 31, 2016. Business loans are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate. The interest rates for the adjustable‑rate loans are indexed to the prime rate published in The Wall Street Journal plus a margin. Our business lending policy includes credit file documentation and requires analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our business loans. The largest business loan had an outstanding balance of $7.1 million at December 31, 2016 and was performing according to its repayment terms. At December 31, 2016, we did not have any business loans delinquent in excess of 90 days or in nonaccrual status.

Beginning in 2016, we began a new line of business to originate aircraft loans directly and indirectly through the Aircraft Owners and Pilots Association Aviation Finance Company. We intend to significantly grow this portfolio over the next several years. These loans are to be collateralized by new or used, single-engine piston aircraft to light jets for business or personal use. We anticipate that our aircraft loans will initially range in size from $250,000 to $3.0 million with the primary focus of our underwriting guidelines on the asset value of the collateral rather than the ability of the borrower to repay the loan. At December 31, 2016, the Bank had an outstanding balance of $366,000 in aircraft loans.

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

Consumer Lending. We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans and savings account loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than one‑to‑four family residential loans. Consumer loans are offered with both fixed and adjustable interest rates and with varying terms. At December 31, 2016, consumer loans were $6.9 million, or 0.8% of the total loan portfolio.

At December 31, 2016, the largest component of the consumer loan portfolio consisted of home equity loans, primarily home equity lines of credit that totaled $5.4 million, or 78% of the total consumer loan portfolio. The home equity lines of credit include $3.6 million of equity lines of credit in first lien position and $1.8 million of second liens on residential properties. At December 31, 2016, unfunded commitments on our home equity lines of credit totaled $6.6 million. Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses. At origination, the loan-to-value ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan. Home equity loans are originated on a fixed-rate or adjustable-rate basis. The interest rate for the adjustable-rate second lien loans is indexed to the prime rate published in The Wall Street Journal and may include a margin. Home equity loans generally have a ten year term and either convert to principal and interest payments with no further draws or require a balloon payment due at maturity.

Consumer loans entail greater risk than one-to-four family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property that we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts when interest rates reset higher. If current economic conditions deteriorate for our borrowers and their home prices fall, we may also experience higher credit losses from this loan portfolio. Since our home equity loans primarily consist of second lien loans, it is unlikely that we will be successful in recovering our entire loan principal outstanding in the event of a default. At December 31, 2016, consumer loans totaling $60,000 were in nonaccrual status, however, no consumer loans were delinquent more than 30 days. Consumer loan charge-offs totaled $83,000 during the year ended December 31, 2016 compared with charge‑offs of $54,000 and $30,000 during the years ended December 31, 2015 and 2014.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2016 regarding the amount of loans in our portfolio based on their contractual terms to maturity, not including prepayments. Loan balances are not net of LIP, deferred loan fees and costs, or the ALLL.

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years Through Ten Years	Beyond Ten Years	Total
	(In thousands)
Real estate:
One-to-four family residential	$15,982	$16,966	$23,188	$8,829	$184,470	$249,435
Multifamily	1,653	26,706	9,006	79,576	6,309	123,250
Commercial	18,434	51,665	50,669	156,805	26,121	303,694
Construction/land	113,419	47,887	16,298	31,344	—	208,948
Total real estate	149,488	143,224	99,161	276,554	216,900	885,327
Business	109	7,463	366	—	—	7,938
Consumer	535	3,432	140	33	2,782	6,922
Total	$150,132	$154,119	$99,667	$276,587	$219,682	$900,187

The following table sets forth the amount of all loans due after December 31, 2017, with fixed or adjustable interest rates. Loan balances are not net of LIP, deferred loan fees and costs, or the ALLL.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real estate:
One-to-four family residential	$158,913	$74,540	$233,453
Multifamily	72,187	49,410	121,597
Commercial	198,856	86,404	285,260
Construction/land	50,278	45,251	95,529
Total real estate	480,234	255,605	735,839
Business	641	7,188	7,829
Consumer	285	6,102	6,387
Total	$481,160	$268,895	$750,055

Loan Solicitation and Processing. The majority of our consumer and residential mortgage loan originations are generated through the Bank and from time to time through outside brokers and correspondent relationships we have established with select mortgage companies or other financial institutions. We originate multifamily, commercial real estate, construction/land and business loans primarily using the Bank’s loan officers, with referrals coming from builders, brokers and existing customers.

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

Lending Authority. The Directors’ Loan Committee consists of at least three members of the Board of Directors. The Directors’ Loan Committee recommends for approval by the Board of Directors exceptions to the aggregate loan limit to one borrower of 15% of total risk-based capital, or $19.5 million at December 31, 2016. The Board of Directors approves exceptions to such aggregate loan limit to one borrower up to 20% of total risk-based capital, or $26.0 million at December 31, 2016.

Officer Lending Authority. Individual signing authority has been delegated to three lending or executive officers. Our Chief Lending Officer (“CLO”) has authority from the Board of Directors to approve loan requests for both individual loans and aggregate relationships up to and including $1.0 million. Our Senior Credit Approval Officer (“SCAO”) has authority from the Board of Directors to approve loans and aggregate relationships up to and including $2.5 million. The Board of Directors has given our Chief Credit Officer (“CCO”) authority to approve credit to one borrower not to exceed 15% of total risk-based capital. Aircraft loan requests up to and including $5.0 million must be approved by any two of the SCAO, CLO and CCO.

Loan Originations, Servicing, Purchases, Sales and Repayments. For the years ended December 31, 2016 and 2015, our total loan originations and purchases were $420.8 million and $231.3 million, respectively.

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

The following table shows total loans originated, purchased, repaid and other changes during the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Loan originations:
Real estate:
One-to-four family residential	$59,222	$37,808	$35,834
Multifamily	22,914	44,579	25,417
Commercial	92,495	64,046	39,864
Construction/land	165,363	68,637	47,157
Total real estate	339,994	215,070	148,272
Business	13,998	11,050	3,556
Consumer	5,674	3,660	2,669
Total loans originated	359,666	229,780	154,497
Loans purchased:
One-to-four family residential	7,352	1,368	10,513
Multifamily	11,761	195	2,468
Commercial	41,990	—	—
Total loans purchased	61,103	1,563	12,981
Principal repayments	(271,768)	(183,962)	(149,557)
Charge-offs	(83)	(362)	(642)
Loans transferred to other real estate owned (“OREO”)	—	(141)	(1,823)
Change in LIP, net deferred fees, and ALLL	(18,947)	(25,744)	(14,671)
Net increase in loans	$129,971	$21,134	$785

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate-related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees charged to the borrower on one-to-four family residential loans and multifamily and commercial real estate loans can range from 0% to 2%. United States generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale. We had $2.2 million and $2.9 million of net deferred loan fees at December 31, 2016, and 2015, respectively.

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

Asset Quality

As of December 31, 2016, we had $473,000 of loans past due 30 days or more. These loans represented 0.1% of total loans, net of LIP, and consisted of two one-to-four family residential loans (all owner-occupied). We generally assess late fees or penalty charges on delinquent loans of up to 5.0% of the monthly payment. The borrower is given up to a 15 day grace period from the due date to make the loan payment.

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

If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to foreclose on the collateral securing the loan according to the terms of the security instrument and applicable law. The following table shows our delinquent loans by the type of loan, net of LIP, and the number of days delinquent at December 31, 2016:

	Loans Delinquent						Total
	30-59 Days		60-89 Days		90 Days and Greater		Delinquent Loans
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Real estate:
One-to-four family residential:
Owner occupied	1	$304	—	$—	1	$169	2	$473
Total	1	$304	—	$—	1	$169	2	$473

Nonperforming Assets. The following table sets forth information with respect to our nonperforming assets and troubled debt restructured loans (“TDRs”) for the periods indicated. All loan balances and ratios are calculated using loan balances that are net of LIP.

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$798	$996	$830	$2,297	$6,248
Multifamily	—	—	—	233	4,711
Commercial	—	—	434	1,198	6,274
Construction/land	—	—	—	223	4,767
Consumer	60	89	75	44	759
Total loans accounted for on a nonaccrual basis	858	1,085	1,339	3,995	22,759

Total nonperforming loans	858	1,085	1,339	3,995	22,759
OREO	2,331	3,663	9,283	11,465	17,347
Total nonperforming assets	$3,189	$4,748	$10,622	$15,460	$40,106

TDRs:
Nonaccrual (1)	$174	$131	$—	$968	$4,528
Performing	30,083	42,128	54,241	60,170	65,848
Total TDRs	$30,257	$42,259	$54,241	$61,138	$70,376
Nonperforming loans as a percent of total loans, net of LIP	0.10%	0.16%	0.20%	0.59%	3.42%
Nonperforming loans as a percent of total assets	0.08	0.11	0.14	0.43	2.41
Nonperforming assets as a percent of total assets	0.31	0.48	1.13	1.68	4.25
Total loans, net of LIP	$828,161	$697,416	$677,033	$678,727	$665,067
Foregone interest on nonaccrual loans	51	103	126	650	1,399
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

Our three largest nonperforming loans at December 31, 2016 were as follows:

•
A one-to-four family residential loan with an outstanding balance of $304,000 secured by an owner-occupied single family residence in Snohomish County. The purpose of this loan was to refinance an existing lien with improved terms.

•
A one-to-four family residential loan with an outstanding balance of $169,000 secured by an owner-occupied single family residence in King County. The purpose of this loan was to refinance an existing lien with improved terms.

•
A one-to-four family residential loan with an outstanding balance of $137,000 secured by an owner-occupied single family residence in Snohomish County. The purpose of this loan was to purchase a primary residence.

We have reduced our nonperforming assets by $1.6 million during 2016, including a $1.4 million or 36.4% reduction in OREO and a $227,000 or 20.9% reduction in nonperforming loans at December 31, 2016, as compared to December 31, 2015. This reduction in nonperforming loans was accomplished through payoffs or principal payments of $308,000, and $72,000 in charge offs of uncollectible portions of loans partially offset by $153,000 of new additions to nonperforming loans. Because of our structure, we believe we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly compared to larger institutions where decisions could take six to twelve months. This distinction has worked to our benefit in reducing our nonperforming assets and disposing of OREO.

The following tables summarize our total nonperforming loans, net of LIP and OREO, at December 31, 2016, by county and by type of loan or property:

	County					Total Nonperforming Loans	Number of Loans	Percent of Total Nonperforming Loans
	King	Snohomish	Pierce	Kitsap	All Other
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$357	$441	$—	$—	$—	$798	6	93.0%
Consumer	60	—	—	—	—	60	1	7.0
Total nonperforming loans	$417	$441	$—	$—	$—	$858	7	100.0%

	County					Total OREO	Number of Properties	Percent of Total OREO
	King	Snohomish	Pierce	Kitsap	All Other
	(Dollars in thousands)
OREO:
Commercial real estate (1)	$—	$—	$1,320	$506	$505	$2,331	5	100.0%
Total OREO	$—	$—	$1,320	$506	$505	$2,331	5	100.0%

Total nonperforming assets	$417	$441	$1,320	$506	$505	$3,189
_______
(1) Of the five properties classified as commercial real estate, two are office/retail buildings and three are undeveloped lots.

Construction/land, commercial real estate, and multifamily loans have larger individual loan amounts that have a greater single impact on asset quality in the event of delinquency or default. We continue to monitor our loan portfolio and believe additions to nonperforming loans, charge-offs, provisions for loan losses, and/or OREO are possible in the future, particularly if the housing market and other economic conditions do not continue to improve.

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When the property is acquired, it is recorded at the lower of its cost or the fair market value of the property, less selling costs. We had $2.3 million and $3.7 million of OREO at December 31, 2016 and 2015, respectively. At December 31, 2016, OREO consisted of five commercial real estate properties. Our special assets department’s primary focus is the prompt and effective management of our troubled, nonperforming assets, and expediting their disposition to minimize any potential losses. During 2016, we did not foreclose or accept deeds-in-lieu of foreclosure on any loans, while during 2015, we foreclosed on one $141,000 property. We anticipate continued foreclosure, deed-in-lieu of foreclosure, and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

Troubled Debt Restructured Loans. We account for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. These loans are all considered to be impaired loans. At December 31, 2016, we had $30.3 million in TDRs as compared to $42.3 million at December 31, 2015.

Prior to 2012, we utilized a strategy for a limited number of our lending relationships of establishing an “A” and “B” note structure. We created an “A” note representing a reduced principal balance expected to be fully collected and at a debt service level and loan-to-value ratio acceptable to us. The “A” note was classified as a performing TDR as long as the borrower continued to perform in accordance with the note terms. The “B” note represented the amount of the principal reduction portion of the original note and was immediately charged-off. The “B” note is held by the Bank and when the “A” note is paid off, the Bank may proceed with collection efforts on the “B” note. At December 31, 2016, 99.4% of our TDRs were classified as performing compared to 99.7% at December 31, 2015. Of the $30.1 million of performing TDRs at December 31, 2016, $13.2 million were related to an “A” note as a result of an “A” and “B” note workout strategy.

The largest TDR relationship at December 31, 2016 totaled $9.2 million and was comprised of $8.5 million in one‑to‑four family residential loans secured by rental properties and a $754,000 owner occupied commercial property, all located in King County. At December 31, 2016, there was no LIP in connection with our TDRs. For additional information regarding our TDRs, see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The following table summarizes our total TDRs:

	December 31,
	2016	2015
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$174	$131
Total nonperforming TDRs	174	131
Performing TDRs:
One-to-four family residential	24,274	35,099
Multifamily	1,564	1,594
Commercial real estate	4,202	5,392
Consumer	43	43
Total performing TDRs	30,083	42,128
Total TDRs	$30,257	$42,259

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge-off those assets in the period in which they are deemed uncollectible. Our determinations as to the classification of our assets and the amount of our valuation allowances are subject to review by the FDIC and the DFI that can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention. At December 31, 2016, special mention loans totaled $6.1 million.

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. The decrease in our classified loans during the year ended December 31, 2016 was a result of loan charge-offs, loans transferred to OREO, and short sales, as well as our efforts to work with our borrowers to bring their loans current when possible or restructure the loan when appropriate. During 2016, we continued our aggressive approach to reduce nonperforming assets and improve asset quality.

Classified loans, net of LIP, consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2016	2015
	(In thousands)
One-to-four family residential	$1,351	$2,693
Multifamily	—	—
Commercial real estate	—	496
Construction/land	495	—
Consumer	60	89
Total classified loans	$1,906	$3,278

With the exception of these classified loans, of which $858,000 were accounted for as nonaccrual loans at December 31, 2016, management is not aware of any loans as of December 31, 2016, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan categories.

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, the borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading systems, the value of underlying collateral, and the level of problem loans in assessing the ALLL. The specific allowance component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable. The specific reserves are computed using current appraisals, listed sales prices and other available information, less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. In addition, specific reserves may be created upon a loan’s restructuring, based on a discounted cash flow analysis comparing the present value of the anticipated repayments under the restructured terms to the outstanding principal balance of the loan.

Quarterly, our Board of Directors’ Internal Asset Review Committee reviews and recommends approval of the allowance for loan losses and any provision or recapture of provision for loan losses, and the full Board of Directors approves the provision or recapture after considering the Committee’s recommendation. The allowance is increased by the provision for loan losses which is charged against current period earnings. If the analysis of our loan portfolio indicates the risk of loss is less than the balance of the ALLL, a recapture of provision of loan loss is added to current period earnings.

For the year ended December 31, 2016, we recorded a $1.3 million loan loss provision to our ALLL, as compared to recaptures of $2.2 million and $2.1 million for the years ended December 31, 2015 and 2014, respectively. The provision for loan losses in 2016 was primarily a result of the $129.9 million growth in net loans receivable. The quality of our loan portfolio continued to improve, as reflected in reductions in the levels of nonperforming loans, classified assets, and charge-offs, due primarily to our efforts working with our borrowers to bring their loan payments current when possible. When this option was not feasible, we promptly initiated foreclosure or deed-in-lieu of foreclosure proceedings. The ALLL was $11.0 million, or 1.3% of total loans net of LIP at December 31, 2016 as compared to $9.5 million, or 1.4% at December 31, 2015. The level of the ALLL is based on estimates and the ultimate losses may vary from the estimates. Management reviews the adequacy of the ALLL on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls, and the borrower’s and guarantor’s, if any, financial strength. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed. Loans are evaluated for impairment on a loan-by-loan basis. As of December 31, 2016 and 2015, impaired loans were $30.9 million and $43.3 million, respectively. At December 31, 2016, there was no LIP in connection with our impaired loans.

The following table summarizes the distribution of the ALLL by loan category, at the dates indicated.

	December 31,
	2016			2015			2014			2013			2012
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four family
residential	$249,435	$2,551	27.7%	$253,772	$3,028	33.8%	$273,193	$3,691	38.8%	$280,674	$5,141	40.7%	$306,851	$5,561	45.5%
Multifamily	123,250	1,199	13.7	122,747	1,193	16.4	116,014	1,606	16.5	106,152	1,269	15.4	105,936	1,102	15.7
Commercial real estate	303,694	3,893	33.7	244,211	3,395	32.5	239,211	4,476	34.0	227,016	5,101	33.0	207,436	4,365	30.8
Construction/land	208,948	2,792	23.2	115,957	1,193	15.4	65,061	519	9.2	64,751	1,287	9.4	39,622	1,317	5.9
Total real estate	885,327	10,435	98.3	736,687	8,809	98.1	693,479	10,292	98.5	678,593	12,798	98.5	659,845	12,345	97.9
Business	7,938	237	0.9	7,604	229	1.0	3,783	47	0.5	1,142	14	0.2	2,968	30	0.4
Consumer	6,922	279	0.8	6,979	425	0.9	7,130	152	1.0	9,201	182	1.3	11,110	167	1.7
Total	$900,187	$10,951	100.0%	$751,270	$9,463	100.0%	$704,392	$10,491	100.0%	$688,936	$12,994	100.0%	$673,923	$12,542	100.0%

We believe that the ALLL as of December 31, 2016 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ALLL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ALLL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ALLL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our ALLL at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
ALLL at beginning of period	$9,463	$10,491	$12,994	$12,542	$16,559
Provision (recapture of provision) for loan losses	1,300	(2,200)	(2,100)	(100)	3,050
Charge-offs:
One-to-four family residential	—	(27)	(78)	(456)	(2,229)
Multifamily	—	(281)	—	(346)	(153)
Commercial real estate	—	—	(311)	(98)	(6,088)
Construction/land	—	—	(223)	(582)	(630)
Business	—	—	—	(13)	—
Consumer	(83)	(54)	(30)	(101)	(491)
Total charge-offs	(83)	(362)	(642)	(1,596)	(9,591)
Total recoveries	271	1,534	239	2,148	2,524
Net recoveries (charge-offs)	188	1,172	(403)	552	(7,067)
ALLL at end of period	$10,951	$9,463	$10,491	$12,994	$12,542

ALLL as a percent of total loans, net of LIP	1.32%	1.36%	1.55%	1.91%	1.89%
Net recoveries (charge-offs) to average loans receivable, net of LIP	0.02	0.18	(0.06)	0.08	(1.07)
ALLL as a percent of nonperforming loans, net of LIP	1,276.34%	872.17%	783.50%	325.26%	55.11%

Investment Activities

General. Under Washington State law, commercial banks are permitted to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, banker’s acceptances, repurchase agreements, federal funds, commercial paper, investment grade corporate debt securities, and obligations of states and their political sub-divisions.

The Investment, Asset/Liability Committee (“ALCO”), consisting of the Chief Executive Officer, Chief Financial Officer, and Controller of First Financial Northwest Bank, other members of management and the Board of Directors, has the authority and responsibility to administer our investment policy, monitor portfolio strategies, and recommend appropriate changes to policy and strategies to the Board of Directors. On a monthly basis, management reports to the Board a summary of investment holdings with respective market values and all purchases and sales of investment securities. The Chief Financial Officer has the primary responsibility for the management of the investment portfolio and considers various factors when making decisions, including the marketability, maturity, liquidity, and tax consequences of proposed investments. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

The general objectives of the investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.

At December 31, 2016, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds, U.S. government agency obligations, and corporate bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, net deposit flows, and other activities. At December 31, 2016, we did not hold securities of any single issuer (other than government-sponsored entities) that exceeded 10% of our shareholders’ equity.

Other than our utilization of interest rate swaps, we do not currently participate in other hedging programs, stand-alone contracts for interest rate caps or floors or other activities involving the use of off-balance sheet derivative financial instruments, and have no present intention to do so. As of December 31, 2016, we had invested in interest rate swaps with an aggregate notional amount of $50.0 million. At December 31, 2016, the fair value of our interest rate swaps was $1.3 million. For additional information, see Item 1A. Risk Factors -“If interest rate swaps we entered into prove ineffective, it could result in volatility in our operating results, including potential loses, which could have a material adverse effect on our results of operations and cash flows, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management” and Note 10 of the Notes to Consolidated Financial Statements contained in Item 8. of this report.

Mortgage-Backed Securities. The mortgage-backed securities in our portfolio were comprised of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities. These issuers guarantee the timely payment of principal and interest in the event of default. The mortgage-backed securities had a weighted-average yield of 2.12% at December 31, 2016.

U.S. Government Agency Obligations. The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac, and FHLB agency securities. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2016, the portfolio of government agency securities had a weighted-average yield of 1.87%.

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
Corporate Bonds. The corporate bond portfolio was primarily comprised of variable rate securities issued by various financial institutions. At December 31, 2016, the corporate bond portfolio had a weighted-average yield of 4.33%.
Municipal Bonds. The municipal bond portfolio is comprised of both taxable and tax-exempt municipal bonds. The pre-tax weighted-average yield on the municipal bond portfolio was 2.70% at December 31, 2016.
Federal Home Loan Bank Stock. As a member of the FHLB Des Moines, we are required to own capital stock. The required amount of capital stock is based on a percentage of our previous year-end assets and our outstanding FHLB advances. The redemption of any excess stock we hold is at the discretion of the FHLB Des Moines. During 2016, our FHLB stock holdings increased by $1.9 million primarily as a result of the $46.0 million increase in our FHLB advances during 2016. The carrying value of our FHLB stock totaled $8.0 million at December 31, 2016. During the years ended December 31, 2016 and 2015, we received FHLB cash dividends of $202,000 and $69,000, respectively.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Fannie Mae	$42,060	$41,332	$50,288	$50,321	$40,083	$40,916
Freddie Mac	18,013	18,009	26,011	26,137	21,442	21,946
Ginnie Mae	19,133	18,634	13,802	13,732	26,049	26,013
Tax-exempt municipal bonds	13,083	12,987	11,231	11,507	—	—
Taxable municipal bonds	120	120	556	557	642	644
U.S. government agencies	15,937	15,857	13,541	13,542	16,863	16,816
Corporate bonds	22,506	22,321	14,010	13,769	14,061	14,039
Total available-for-sale	$130,852	$129,260	$129,439	$129,565	$119,140	$120,374

At December 31, 2016, 2015, and 2014 there were no investments held to maturity.

During the year ended December 31, 2016, gross proceeds from the call and sale of investments was $26.4 million, with net realized gains of $50,000.

Management reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate, depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss). There were no losses related to OTTI at December 31, 2016 and 2015. For additional information regarding our investments, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The table below sets forth information regarding the carrying value and weighted-average yield by contractual maturity of our investment portfolio at December 31, 2016. Mortgage-backed securities have no stated maturity date and are included in the totals column only.

	December 31, 2016
	Within One Year		After One Year Through Five Years		After Five Through Ten Years		Thereafter		Totals
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$77,975	2.12%
Municipal bonds	—	—	—	—	2,130	2.14	10,977	3.05	13,107	2.70
U.S. Government agencies	510	0.86	3,837	1.37	5,535	2.01	5,975	2.15	15,857	1.87
Corporate bonds	—	—	5,018	1.75	15,940	5.17	1,363	4.00	22,321	4.33
Total available-for-sale	$510	0.86%	$8,855	1.59%	$23,605	4.18%	$18,315	2.83%	$129,260	2.53%

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

Deposits. We offer a competitive range of deposit products within our market area, including noninterest bearing accounts, interest-bearing demand accounts, money market deposit accounts, statement savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, current maturity structures, deposit mix, our customer preferences, and the profitability of acquiring customer deposits compared to alternative funding sources. As part of our strategy to shift our deposit mix to lower cost funds, we continued to better align our pricing with competitors in our local market to meet our goals. To supplement local deposits, funds are also generated through national brokered certificates of deposit. At December 31, 2016, $75.5 million, or 10.5% of total deposits were brokered certificates of deposit, with remaining maturities ranging from 1.5 to four years. These funds cannot be withdrawn early except in the case of the death or adjudication of incompetence of the depositor. However, the Bank has a quarterly call option six months after issuance on $56.4 million of these brokered deposits that allows the Bank to close the certificate of deposit and return the deposit to the customer if the Bank determines it is in its best interest to do so. The longer term nature of these brokered deposits, along with the enhanced features of these deposits as compared to retail certificates of deposit, assists us in our interest rate risk management efforts.

The following table sets forth our total deposit activity for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Total deposits, beginning balance	$675,407	$614,127	$612,065
Increase (decrease) in retail deposits	32,732	49,558	(52,367)
Increase in brokered funds	9,337	11,722	54,429
Net increase in deposits	42,069	61,280	2,062
Total deposits, ending balance	$717,476	$675,407	$614,127

At December 31, 2016, deposits totaled $717.5 million. We had $265.2 million of jumbo (greater than or equal to $100,000) certificates of deposit, which were 37.0% of total deposits at December 31, 2016. Of these jumbo deposits, $91.2 million were greater than or equal to $250,000. At that date, included in the jumbo certificates of deposit, were public funds totaling $23.7 million, or 3.3% of total deposits, of which $22.9 million was in excess of the $250,000 standard FDIC insurance coverage. Under Washington State law, in order to participate in the public funds program, we are required to pledge eligible securities of a minimum of 50% of the public deposits in excess of $250,000.

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2016.

Weighted-Average Interest Rate	Term	Category	Amount	Percentage of Total Deposits
(Dollars in thousands)
—%	N/A	Noninterest bearing demand deposits	$33,422	4.7%
0.32	N/A	Interest-bearing demand	18,532	2.6
0.16	N/A	Statement savings	28,383	4.0
0.50	N/A	Money market (1)	204,998	28.6

		Certificates of deposit, retail
0.10	Three months or less		619	0.1
0.43	Over three through six months		2,725	0.4
0.69	Over six through twelve months		31,663	4.4
1.26	Over twelve months		321,646	44.7
1.20		Total certificates of deposit, retail	356,653	49.6

1.49	Over twelve months	Certificates of deposit, brokered	75,488	10.5

		Total deposits	$717,476	100.0%
_______________
(1) Money market funds include $8.5 million of developer construction accounts that are part of the EB-5 Immigrant Investor Program with the balance expected to be withdrawn during 2017. For more information see “If limitations arise in our ability to utilize the national brokered deposit market or to replace short-term deposits, our ability to replace maturing deposits on acceptable terms could be adversely impacted” and “Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions” in Item 1.A. Risk Factors contained in this report.

Certificates of Deposit. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2016.

	Within One Year	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.00%	$94,299	$27,297	$3,113	$1,039	$—	$125,748
1.01 - 2.00%	71,579	77,951	104,869	27,320	20,753	302,472
2.01 - 3.00%	—	—	—	641	3,144	3,785
5.01 - 6.00%	136	—	—	—	—	136
Total	$166,014	$105,248	$107,982	$29,000	$23,897	$432,141

The following table sets forth the amount of our jumbo certificates of deposit by remaining maturity as of December 31, 2016.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$31,688
Over three months through six months	27,836
Over six months through twelve months	61,260
Over twelve months	144,423
Total	$265,207

Deposit Flow. The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	December 31,
	2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest bearing	$33,422	4.7%	$29,392	4.4%	$14,354	2.3%
Interest-bearing demand	18,532	2.5	16,261	2.4	20,752	3.4
Statement savings	28,383	4.0	28,327	4.2	23,901	3.9
Money market (1)	204,998	28.6	211,436	31.3	142,532	23.2
Certificates of deposit, retail:
0.00 - 1.00%	124,710	17.4	154,011	22.8	210,297	34.3
1.01 - 2.00%	228,458	31.8	169,494	25.1	147,672	24.1
2.01 - 3.00%	3,349	0.5	206	—	67	—
3.01 - 4.00%	—	—	—	—	123	—
5.01 - 6.00%	136	—	129	—	—	—
Total certificates of deposit, retail	356,653	49.7	323,840	47.9	358,159	58.4
Certificates of deposit, brokered
0.00 - 1.00%	1,038	0.1	—	—	—	—
1.01 - 2.00%	74,014	10.3	65,715	9.7	33,126	5.3
2.01 - 3.00%	436	0.1	436	0.1	21,303	3.5
Total certificates of deposit, brokered	75,488	10.5	66,151	9.8	54,429	8.8
Total deposits	$717,476	100.0%	$675,407	100.0%	$614,127	100.0%
_______________
(1) Money market funds include $8.5 million of developer construction accounts that are part of the EB-5 Immigrant investor Program with the balance expected to be withdrawn during 2017. For more information see “If limitations arise in our ability to utilize the national brokered deposit market or to replace short-term deposits, our ability to replace maturing deposits on acceptable terms could be adversely impacted” and “Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions” in Item 1.A. Risk Factors contained in this report.

Borrowings. Customer deposits are the primary source of funds for our lending and investment activities. We use advances from the FHLB to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements and to provide longer term funding to better match the duration of selected loan and investment maturities. In addition, at December 31, 2016 we had available a total of $35.0 million lines of credit between two other financial institutions as supplemental funding sources.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans, provided that certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral. At December 31, 2016, our remaining FHLB credit capacity was $203.6 million and outstanding advances from the FHLB totaled $171.5 million.

The following table sets forth information regarding FHLB advances at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	At or for the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end	$251,500	$135,500	$135,500
Average borrowings outstanding	163,893	133,527	128,839
Weighted-average rate paid	0.87%	0.94%	0.91%
Balance outstanding at end of the year	$171,500	$125,500	$135,500
Weighted-average rate paid at end of the year	0.87%	0.97%	0.95%

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, First Financial Northwest Bank and First Financial Diversified Corporation. First Financial Diversified Corporation currently holds a loan portfolio of one‑to-four family residential, commercial real estate, business, and consumer loans. At December 31, 2016, First Financial Diversified’s net loans receivable of $2.4 million represented less than one percent of the Company’s loan portfolio.

First Financial Northwest Bank. First Financial Northwest Bank is a community-based commercial bank. The Bank primarily serves the greater Puget Sound region of King and to a lesser extent, Pierce, Snohomish and Kitsap Counties, Washington through our full-service banking office and one branch located in Renton, Washington and additional branch offices in Mill Creek and Edmonds, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.

Competition

We face competition in originating loans and attracting deposits within our geographic market area. We compete by consistently delivering high-quality personal service to our customers that results in a high level of customer satisfaction.
Based on the most current FDIC market share data dated June 30, 2016, the Bank ranked 16th in terms of deposits in King County with a market share of 0.91% among the 42 FDIC insured depository institutions located in King County that accept deposits. The top five banks in the market (comprised of Bank of America, Wells Fargo Bank, JP Morgan Chase, US Bank and KeyBank) controlled 74.5% of the King County deposit market with deposits of $56.9 billion out of the $76.4 billion total for the county. Recently the Bank opened two branches in Snohomish County. At June 30, 2016, the Bank ranked 24th in total deposits in Snohomish County with a market share of 0.17% with a ranking of 24th out of 24 FDIC institutions operating in the county. The top five commercial banks in the market (comprised of Bank of America, JP Morgan Chase, Wells Fargo, US Bancorp and Mitsubishi FFJ Financial) controlled 60.9% of the Snohomish County deposit market with deposits of $6.6 billion out of the $10.8 billion total for the county. In addition to the FDIC insured competitors, credit unions, insurance companies and brokerage firms also compete for consumer deposit relationships.
Our competition for loans comes principally from commercial banks, mortgage brokers, thrift institutions, credit unions and finance companies. Several other financial institutions, including those previously mentioned, compete with us for banking business in our market area. These institutions may have substantially more resources than the Bank and, as a result, be able to offer a broader range of services, such as trust departments and enhanced retail services. Among the advantages of some of these institutions are their ability to make larger loans, initiate extensive advertising campaigns, access lower cost funding sources, and allocate their investable assets in regions of highest yield and demand. The challenges posed by such large competitors may impact our ability to originate loans, secure low cost deposits and establish product pricing levels that support our net interest margin goals and may limit our future growth and earnings potential. In addition, for aircraft financings, we also expect to compete with specialty leasing companies, including aircraft leasing companies.

Employees

At December 31, 2016, we had 121 full-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

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

The laws and regulations affecting depository institutions and their holding companies have changed significantly, particularly in connection with the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”). Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the FRB. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. In addition, the regulations governing us may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

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

Insurance of Accounts and Regulation by the FDIC. First Financial Northwest Bank’s deposits are insured up to $250,000 per separately insured depositor by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC also has the authority to initiate enforcement actions against commercial institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits. The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. As of June 30, 2016, the FDIC reserve ratio reached 1.15%, thereby reducing the initial base assessment rates from 5 to 35 basis points to 3 to 30 basis points. The assessment rates are subject to adjustment for unsecured debt, however the previous brokered deposit adjustment has been eliminated. The new pricing system for small institutions replaced the use of risk categories with the Financial Ratios Method to determine assessment rates. This method is based on statistical modeling that estimates the probability of failure over three years. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

In addition, federally insured institutions are required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. At December 31, 2016, the FICO assessment equaled 0.56 basis points of the assessment base, computed on assets. These assessments will continue until the bonds mature in the years 2017 through 2019. For 2016, the Bank incurred approximately $420,000 in FDIC and FICO assessments.

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

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), First Financial Northwest Bank became subject to new capital regulations adopted by the FRB and the FDIC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd-Frank Act and the “Basel III” requirements.

Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital, and certain minority interests, all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

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

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The new regulations make certain changes in the risk-weighting of assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non‑residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, First Financial Northwest Bank must maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.

To be consider “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2016, First Financial Northwest Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

The table below sets forth First Financial Northwest Bank’s capital position at December 31, 2016 and 2015, based on FDIC thresholds to be well-capitalized.

	December 31,
	2016		2015
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under U.S. Generally Accepted Accounting Principles (“GAAP”)	$118,346		$112,404

Tier 1 leverage capital	$119,652	11.17%	$112,613	11.61%
Tier 1 leverage capital requirement	53,558	5.00	48,484	5.00
Excess	$66,094	6.17%	$64,129	6.61%

Common equity tier 1	$119,652	14.36%	$112,613	16.36%
Common equity tier 1 capital requirement	54,163	6.50	44,735	6.50
Excess	$65,489	7.86%	$67,878	9.86%

Tier 1 risk-based capital	$119,652	14.36%	$112,613	16.36%
Tier 1 risk-based capital requirement	$66,662	8.00%	$55,058	8.00%
Excess	$52,990	6.36%	$57,555	8.36%

Total risk-based capital	$130,078	15.61%	$121,238	17.62%
Total risk-based capital requirement	83,328	10.00	68,823	10.00
Excess	$46,750	5.61%	$52,415	7.62%

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances. Management of First Financial Northwest Bank believes that, under the current regulations, First Financial Northwest Bank will continue to meet its minimum capital requirements in the foreseeable future.

For a complete description of First Financial Northwest Bank’s required and actual capital levels on December 31, 2016, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

At December 31, 2016, First Financial Northwest Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Federal Home Loan Bank System. First Financial Northwest Bank is a member of the FHLB of Des Moines, one of 11 regional FHLBs that administer the home financing credit function of savings institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency (“FHFA”) and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and makes loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the FHFA. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business – Deposit Activities and Other Sources of Funds – Borrowings.”

At December 31, 2016, the Bank held $8.0 million in FHLB stock that was in compliance with the holding requirements. The Bank purchased 541 shares of additional stock in March 2016 as a result of the increase in assets as of December 31, 2015. In addition, activity stock was purchased and sold throughout 2016 in response to increases or payoffs to our outstanding advances. At December 31, 2016, the Bank had a net increase in activity stock held of 1,840 shares. The FHLB pays dividends quarterly, and First Financial Northwest Bank received $202,000 in dividends during the year ended December 31, 2016.

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

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•	Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or

•
Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2016, First Financial Northwest Bank’s aggregate recorded loan balances for construction, land development and land loans were 105.9% of regulatory capital. In addition, at December 31, 2016, First Financial Northwest Bank’s loans on commercial real estate, as defined by the FDIC, were 428.8% of regulatory capital.

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

Washington State has enacted a law regarding financial institution parity. Primarily, the law affords Washington state‑chartered commercial banks the same powers as Washington state-chartered savings banks and provides that Washington chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks subject to the approval of the Director of the DFI in certain situations. Finally, the law provides additional flexibility for Washington state-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts and non-personal time deposits. These reserves may be in the form of cash or deposits with the regional Federal Reserve Bank. Interest-bearing demand accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2016, First Financial Northwest Bank’s deposits with the Federal Reserve exceeded its Regulation D reserve requirements.

Affiliate Transactions. First Financial Northwest and First Financial Northwest Bank are separate and distinct legal entities. First Financial Northwest (and any non-bank subsidiary of First Financial Northwest) is an affiliate of First Financial Northwest Bank. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a bank and an affiliate are limited to 10% of the bank’s capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank’s capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with nonaffiliates. For additional information, see “– Regulation and Supervision of First Financial Northwest – Limitations on Transactions with Affiliates” below.

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

The amount of dividends actually paid during any one period is affected by First Financial Northwest Bank’s policy of maintaining a strong capital position. Federal law further provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

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

Anti-Money Laundering and Customer Identification.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001.  The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and, effective in 2018, the beneficial owners of accounts. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

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

The Bank Holding Company Act.  Under the BHCA, First Financial Northwest is supervised by the FRB. The FRB has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier FRB policy provide that a bank holding company should serve as a source of strength to its subsidiary bank by having the ability to provide financial assistance to its subsidiary bank during periods of financial distress to the bank. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary bank will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both. No regulations have yet been proposed by the FRB to implement the source of strength doctrine required by the Dodd-Frank Act. First Financial Northwest and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between First Financial Northwest Bank and affiliates are subject to numerous restrictions. With some exceptions, First Financial Northwest and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by First Financial Northwest or by its affiliates.

Acquisitions.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the FRB may approve the ownership of shares by a bank holding company in any company, the activities of which the FRB has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include:  operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Regulatory Capital Requirements. Bank holding companies, like First Financial Northwest, are subject to capital adequacy requirements of the FRB under the BHCA and the regulations of the FRB. At December 31, 2016, First Financial Northwest exceeded all regulatory requirements for bank holding companies with $1.0 billion or more in assets.

The following table presents the regulatory capital ratios for First Financial Northwest as of December 31, 2016:

	Actual
	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)	$139,430	13.02%
Common equity tier I (to risk-weighted assets)	139,430	16.68%
Tier I risk-based capital (to risk-weighted assets)	139,430	16.68%
Total risk-based capital (to risk-weighted assets)	149,890	17.93%

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

Restrictions on Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that although there are no specific regulations restricting dividend payments by bank holding companies other than state corporate laws, a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. As described above under “Capital Requirements,” beginning January 1, 2016 the capital conversion buffer requirement can also restrict First Financial Northwest’s and the Bank’s ability to pay dividends. For additional information, see Item 1.A. “Risk Factors – Certain regulatory restrictions are imposed on us and lack of compliance could result in monetary penalties and/or additional regulatory actions.” in Item 1.A. Risk Factors contained in this report.

Stock Repurchases.  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order or any condition imposed by, or written agreement with, the FRB. During the year ended December 31, 2016, First Financial Northwest repurchased 2,864,389 shares of its common stock.

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

Federal Securities Laws. First Financial Northwest’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

In addition, among other changes, the Dodd-Frank Act requires public companies, like First Financial Northwest, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

The federal banking agencies have issued final rules to implement the provisions of Section 619 of the Dodd-Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Management believes First Financial Northwest’s investment portfolio and investment strategies are in compliance with the various provisions of the Volcker Rule regulations.

Sarbanes-Oxley Act of 2002. As a public company that files periodic reports with the SEC under the Exchange Act, First Financial Northwest, is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Our policies and procedures have been updated to comply with the requirements of the Sarbanes-Oxley Act.

Taxation

Federal Taxation

General. First Financial Northwest and First Financial Northwest Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Financial Northwest Bank. The tax years still open for review by the Internal Revenue Service are 2013 through 2016.

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

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company’s alternative minimum tax credit carryforward at December 31, 2016 totaled $45,000, with no expiration date.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 2009. The Company had no net operating loss carryforwards at December 31, 2016.

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

For additional information regarding our federal income taxes, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

Beginning in the year ended December 31, 2016, the Bank purchased and originated loans in California, and is subject to the California income tax on revenue earned from these loans. Corporations doing business in California are subject to an annual minimum franchise tax of $800 or an income tax of 8.84% of net income.

Executive Officers of First Financial Northwest, Inc.

The business experience for at least the past five years for the executive officers of First Financial Northwest and its primary subsidiary First Financial Northwest Bank is set forth below.

Joseph W. Kiley III, age 61, has served as President and Chief Executive Officer of First Financial Northwest and First Financial Diversified since September 2013, and served as President, Chief Executive Officer, Director of First Financial Northwest Bank since September 2012, and Director of First Financial Northwest and First Financial Diversified since December 2012. He previously served as President, Chief Executive Officer and Director of Frontier Bank, F.S.B., located in Palm Desert, California, and its holding company, Western Community Bancshares, Inc. from 2010 to 2012. From 2007 to 2010, Mr. Kiley was a Director at California General Bank. From 2009 to 2011, Mr. Kiley served as the President, Chief Executive Officer and Director of Imperial Capital Bank, located in San Diego, California and its holding company, Imperial Capital Bancorp, Inc. Mr. Kiley has over 25 years of executive experience at banks, thrifts and their holding companies that included serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from California State University, Chico and is a former California certified public accountant. Mr. Kiley is an active member of the Renton Rotary Club and serves on the boards of directors of the Renton Chamber of Commerce and the Washington Bankers’ Association.

Richard P. Jacobson, age 53, has served as Chief Operating Officer of the Bank since July 2013, Chief Financial Officer of First Financial Northwest, First Financial Diversified, and the Bank since August 2013, and Chief Operating Officer of First Financial Northwest since September 2013. He was appointed as a director of First Financial Northwest and First Financial Northwest Bank effective September 2013. Mr. Jacobson served as a consultant to First Financial Northwest from April 2010 to April 2012, and from that time until July 2013, served as a mortgage loan originator in Palm Desert, California. Prior to that, he had been employed by Horizon Financial Corp, and Horizon Bank, Bellingham, Washington since 1987, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp and Horizon Bank from 2008 to 2010. Mr. Jacobson also served as Chief Financial Officer of Horizon Financial Corp and Horizon Bank from March 2000 until October 2008. Between 1985 and 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank, and spent two years as a Washington State licensed real estate appraiser from 1992 to 1994. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of Washington. In addition, Mr. Jacobson graduated with honors from the American Banker Association’s National School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary club and has served on the boards of his church, the United Way, Boys and Girls Club, and Junior Achievement.

Gregg H. DeRitis, age 62, is Senior Vice President and Chief Credit Officer of First Financial Northwest Bank as of January 6, 2016. Mr. DeRitis previously served as First Vice President, Credit Administration since joining First Financial Northwest Bank in April 2015. Prior to that, he was the Chief Credit Officer at Eastside Commercial Bank, Bellevue, Washington, from March 2013 to March 2015. From October 2012 until February 2013, Mr. DeRitis was employed as Risk/Lending Consultant by Impact Capital, a non-profit Washington state community based lender. From January 1990 until July 2012, he was employed by KeyBank in a variety of credit related positions and served as Senior Vice President in charge of credit administration and approval for KeyBank’s Western Community Development Banking division (encompassing six states, including Washington) prior to his departure. Mr. DeRitis received his Bachelor of Science degree from Santa Clara University and his Master’s in Business Administration from the University of Washington. In addition, he holds a professional certificate from Pacific Coast Banking School. He is an active volunteer in the community, having served on the Board of Trustees for Plymouth Housing Group in Seattle, Washington.

Simon Soh, age 52, is Senior Vice President and Chief Lending Officer of First Financial Northwest Bank. Prior to his promotion in October 2012, Mr. Soh served as Vice President and Loan Production Manager of First Financial Northwest Bank, a position he held since August 2010. Prior to that, he was First Vice President and Commercial Lending Manager at East West Bank. In 1998, Mr. Soh was a founding member of Pacifica Bank in Bellevue, Washington that merged with United Commercial Bank in 2005, later becoming East West Bank in 2009. Mr. Soh has over 28 years of experience in commercial banking.

Ronnie J. Clariza, age 36, was appointed Chief Risk Officer and Senior Vice President of First Financial Northwest Bank in November 2013. Mr. Clariza previously served as Vice President and Risk Management Officer since May 2008, and prior to that, as Assistant Vice President and Compliance Officer, as well as serving in various other compliance and internal audit roles since he began with the Bank in 2003. Mr. Clariza is a graduate of the University of Washington where he received his Bachelor of Arts degree in Business Administration, Finance, and is a certified regulatory Compliance Officer. Mr. Clariza is an active member of the Education and Enterprise Risk Management Committees for the Washington Bankers’ Association. He was also a past member of the Seattle Children’s Hospital Guild Association as a Volunteer Compliance Manager.

Dalen D. Harrison, age 57, was appointed Chief Deposit Officer of First Financial Northwest Bank in March 2014 and Senior Vice President in July 2014. Ms. Harrison served as Senior Vice President and Director of Retail Banking at Peoples Bank in Bellingham, Washington from 2010 until 2014. Prior to that, she served as Vice President of Rainier Pacific Bank, Tacoma, Washington, from 1994 until 2010. Ms. Harrison received a Bachelor of Arts degree in Business Administration from St Mary’s College in Moraga, California. Ms. Harrison has served on the boards of Rainier Pacific Foundation, First Place for Children, and Gig Harbor Rotary Foundation, and currently serves on the boards of the Renton Area Youth and Family Services and the Renton Downtown Partnership.

Christine A. Huestis, age 51, is Vice President and Controller of First Financial Northwest and First Financial Northwest Bank. Prior to joining First Financial Northwest in October 2013, she was employed by Realty in Motion, LLC, a holding company for several mortgage default service companies in Bellevue, Washington. From 1999 until joining First Financial Northwest, Ms. Huestis held key accounting positions at affiliated companies within Realty in Motion, with her most recent position being that of Controller. Ms. Huestis received a Bachelor of Science degree in Accounting from Central Washington University. She is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

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

Substantially all of our loans are to businesses and individuals in the state of Washington. A decline in the national economy or the economies of the four counties which we consider to be our primary market area could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the recent withdrawal by the United States from the Trans-Pacific Partnership trade agreement may also affect these businesses.

While real estate values and unemployment rates have recently improved, a deterioration in economic conditions in the market areas we serve, in particular the Puget Sound area of Washington State, could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition, results of operations:

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and, in particular, the Federal Reserve Board. In an attempt to help the overall economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate. In December 2016, the Federal Reserve Board slightly increased the Fed Funds rate by 25 basis points and indicated a likelihood for further increases during 2017 subject to economic conditions. As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities and (iii) the average duration of our mortgage-backed securities portfolio and other interest-earning assets.

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates-up or down-could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yields on interest-earning assets catch up. Changes in the slope of the “yield curve”, or the spread between short-term and long-term interest rates-could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely hurt our income.

A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected

In addition, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. At December 31, 2016, 41.7% of our net loans were comprised of adjustable-rate loans. At that date, $135.7 million, or 39.3%, of these loans with an average interest rate of 4.2% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their respective floor, which is above the fully-indexed rate, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates and could have a material adverse effect on our results of operations.

Changes in interest rates also affect the value of our interest-earning assets, including our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information about our interest rate risk management.

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

Our construction/land loans are based upon estimates of costs and the value of the completed project.

We make construction/land loans to contractors and builders primarily to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2016, construction/land loans totaled $208.9 million, or 23.2% of our total loan portfolio, an increase of $93.0 million or 80.2% since December 31, 2015. At December 31, 2016, $111.1 million were multifamily construction loans and $67.8 million were one-to-four family construction loans. Land loans, which are loans made with land as security, totaled $30.1 million, or 3.3% of our total loan portfolio at December 31, 2016. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and lines of credit secured by land, and land development loans.

Construction/land lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in the demand, such as for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our builders have more than one loan outstanding with us and also have residential mortgage loans for rental properties with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

In addition, during the term of most of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers’ borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Land loans also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can also be significantly impacted by supply and demand conditions.

At December 31, 2016, $75.4 million of our construction/land loans were for speculative construction loans and $38.0 million of our permanent multifamily loans did not have a take-out commitment for a permanent loan with us or another lender. At December 31, 2016, all of our construction/land loans were classified as performing.

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.

While commercial and multifamily real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2016, we had $303.7 million of commercial real estate loans, representing 33.7% of our total loan portfolio and $123.3 million of multifamily loans, representing 13.7% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service that may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment that may increase the risk of default or non-payment.

A secondary market for most types of commercial and multifamily real estate loans is not readily available, so we have less opportunity to mitigate credit risk by selling part or all of our interest in these loans. As a result of these characteristics, if we foreclose on a commercial or multifamily real estate loan, our holding period for the collateral typically is longer than for one‑to‑four family residential loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the FDIC criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 428.8% of total risk-based capital at December 31, 2016. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing.

Our non-owner occupied real estate loans may expose us to increased credit risk.

At December 31, 2016, $111.6 million, or 44.7% of our one-to-four family residential loan portfolio and 12.4% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. At December 31, 2016, all of our non-owner occupied one-to-four family residential loans were performing in accordance with their repayment terms. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At December 31, 2016, we had 59 non-owner occupied residential loan relationships with an outstanding balance over $500,000 and an aggregate balance of $84.6 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2016, $249.4 million, or 27.7% of our total loan portfolio, was secured by first liens on one-to-four family residential loans. In addition, at December 31, 2016, our home equity lines of credit totaled $5.4 million. A significant portion of our one- to four-family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately saleable to Fannie Mae or Freddie Mac because such loans exceed the maximum balance allowable for sale (generally $417,000 -$517,000 for single-family homes in our market area). Jumbo one- to four-family residential loans may expose us to increased risk because of their larger balances, and because they cannot be immediately sold to government sponsored enterprises.

In addition, one-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

High loan-to-value ratios on a portion of our residential mortgage loan portfolio exposes us to greater risk of loss.

Some of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because of a decline in the value of the property subsequent to when the loans were originated. Residential loans with high loan-to-value ratios will be more sensitive to declining property values than those with lower loan-to-value ratios and, therefore, may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale. As a result, these loans may experience higher rates of delinquencies, defaults and losses.

To meet our growth objectives we may originate or purchase loans outside of our market area which could affect the level of our net interest margin and nonperforming loans.

In order to achieve our desired loan portfolio growth, we anticipate that we may, from time to time, opportunistically originate or purchase loans outside of our market area either individually, through participations, or in bulk or “pools”. We will perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities, however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. Further, when determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, how borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we anticipate, we will earn less interest income on the acquired loans than expected. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations. At December 31, 2016, our loan portfolio included $82.3 million in counties within Washington State that are outside of our primary market area. In addition, our portfolio included $43.2 million in loans outside of Washington State.

We engage in aircraft financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. Consequently, if any of these transactions becomes non-performing, we could suffer a loss or some or all of our value in the assets.

Because our primary focus for aircraft loans is on the asset value of the collateral, the collectability of an aircraft loan ultimately may be dependent on the value of the aircraft. Aircraft values have from time to time experienced sharp decreases due to a number of factors including, but not limited to, the availability of used aircraft, decreases in passenger and air cargo demand, increases in fuel costs, government regulation and the comparative value of newly manufactured similar aircraft. Aircraft as collateral also presents unique risks because it is high-value and susceptible to rapid movement across different locations and potential catastrophic loss. Although the loan documentation for these transactions will include insurance covenants and other provisions to protect us against risk of loss, there can be no assurance that the insurance proceeds would be sufficient to ensure our full recovery of the aircraft loan. Moreover, a relatively small number of non-performing aircraft loans could have a significant negative impact on the value of our loan portfolio. If we are required to liquidate a significant amount of aircraft collateral during a period of reduced values, our financial condition and profitability could be adversely affected.

If interest rate swaps we entered into prove ineffective, it could result in volatility in our operating results, including potential loses, which could have a material adverse effect on our results of operations and cash flows.

We are exposed to the effects of interest rate changes as a result of the borrowings we use to maintain liquidity and fund our expansion and operations. To limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk, we may borrow at fixed rates or variable rates depending upon prevailing market conditions. We may also enter into derivative financial instruments such as interest rate swaps in order to mitigate our interest rate risk on a related financial instrument.

Our interest rate contracts expose us to:

•	basis or spread risk, which is the risk of loss associated with variations in the spread between the interest rate contract and the hedged item;

•	credit or counter-party risk which is the risk of the insolvency or other inability of another party to the transaction to perform its obligations;

•	interest rate risk;

•	volatility risk which is the risk that the expected uncertainty relating to the price of the underlying asset differs from what is anticipated; and

•	liquidity risk.

If we suffer losses on our interest rate contracts, our business, financial condition and prospects may be negatively affected, and our net income will decline.

We record the swaps at fair value, and designate them as an effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, we measure hedge effectiveness using the “hypothetical derivative method” and record in earnings any gains or losses resulting from hedge ineffectiveness. The hedge provided by our swaps could prove to be ineffective for a number of reasons, including early retirement of the debt, as is allowed under the debt, or in the event the counterparty to the interest rate swaps were determined to not be creditworthy. Any determination that the hedge created by the swaps was ineffective could have a material adverse effect on our results of operations and cash flows and result in volatility in our operating results. In addition, any changes in relevant accounting standards relating to the swaps, especially ASC 815, Derivatives and Hedging, could materially increase earnings volatility.

As of December 31, 2016, we had invested in interest rate swaps with an aggregate notional amount of $50.0 million.  At December 31, 2016, market value of our interest rate swaps was $1.3 million. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management”.

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

The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ALLL, we review our loans and the loss and delinquency experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the ALLL may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our provision for loan losses. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge‑offs and/or may otherwise require an increase in the ALLL. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge‑offs based on their judgment about information available to them at the time of their examination. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, and capital.

In addition, the Financial Accounting Standards Board has adopted new accounting standard 2016-13 that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. For more on this ASU, see Note 1 of the Notes to Consolidated Financial Statements - Recently Issued Accounting Pronouncements contained in Item 8 of this report.

If our investments in other real estate owned are not properly valued and managed our earnings could be reduced.

Our inventory of OREO property reduced from $3.7 million at December 31, 2015 to $2.3 million at December 31, 2016. We use current property valuations in the form of appraisals when a loan has been foreclosed and the property taken in as OREO. Subsequently, an evaluation is performed by our experienced lending staff during the asset’s holding period. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value. If our valuation process is incorrect, the fair value of our investments in OREO may not be sufficient to recover our net book value in such assets, resulting in the need for additional write-downs. During 2016, we had $257,000 in valuation write-downs to our inventory of OREO properties. We may also incur significant property management and legal expenses related to our OREO. Additional material write-downs or expenses relating to our OREO could have a material adverse effect on our financial condition and results of operations.

Bank regulators periodically review our OREO and may require us to recognize additional write-downs. Any increase in our write-downs, as required by such regulators, may have a material adverse effect on our financial condition, results of operations, and capital.

We may incur losses on our securities portfolio as a result of changes in interest rates.

Our securities portfolio may be affected by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for‑sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business, therefore, the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, or other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and the continued uncertainty in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB Des Moines, the Federal Reserve Bank of San Francisco or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs.  In this case, our results of operations and financial condition would be negatively affected. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment that, on the one hand, tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand, reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs. At December 31, 2016 we had $23.7 million in public funds.

If limitations arise in our ability to utilize the national brokered deposit market or to replace short-term deposits, our ability to replace maturing deposits on acceptable terms could be adversely impacted.

First Financial Northwest Bank utilizes the national brokered deposit market for a portion of our funding needs. At December 31, 2016, the balance of brokered certificates of deposit was $75.5 million, with remaining maturities of 1.5 to 4 years. If we are unable to participate in this market for any reason in the future, our ability to replace these deposits at maturity could be adversely impacted.

An additional source of deposits for the Bank is construction funds for large developers as part of the EB-5 Immigrant Investor Program (“EB-5 Program”). At December 31, 2016, money market funds included $8.5 million of EB-5 construction accounts with the full balance expected to be withdrawn during 2017. These deposits are expected to be short term in nature. If we are unable to replace these funds as they run off with new accounts, the loss of funds could adversely impact the results of our operations. See also “Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions” below.

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

With four branch locations in operation during 2016, our ability to compete with larger institutions for noninterest bearing deposits is limited as these institutions have a larger branch network providing greater convenience to customers. As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2016, $356.7 million, or 49.7%, of our total deposits were retail certificates of deposit and, of that amount, $265.2 million were “jumbo” certificates greater than or equal to $100,000, with $91.2 million of these certificates greater than or equal to $250,000. In addition, deposit inflows are significantly influenced by general interest rates. Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts. In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits that could increase our cost of funds and negatively impact our interest rate spread and financial condition.

Our branching strategy may cause our expenses to increase faster than revenues.
During 2016, we opened branch offices in Edmonds, Washington and at a commercial development at the Renton Landing, adding to our second branch opened in Mill Creek, Washington in 2015. Our current business strategy includes continued similar branch expansion in areas to enhance our market presence. These offices are much smaller than traditional bank branch offices, utilizing the improved technology available with our new core data processor. This allows us to maintain management’s focus on efficiency, while working to expand the Bank’s presence into new markets. The success of our expansion strategy into new markets, however, is contingent upon numerous factors, such as our ability to select suitable locations, assess each market’s competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own the additional branch properties. Further, the projected time line and the estimated dollar amounts involved in opening de novo branches could differ significantly from actual results. In addition, we may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Finally, there is a risk that our new branches will not be successful even after they have been established.

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

As a state-chartered, federally insured commercial bank, First Financial Northwest Bank is currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI and as a bank holding company First Financial Northwest is subject to examination, supervision and regulation by the FRB. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, reclassify assets, determine the adequacy of an institution’s ALLL and determine the level of deposit insurance premiums assessed.

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

The CFPB has issued a number of final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which (including the qualified mortgage rule) generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules has increased our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. This includes compliance with The Truth in Lending Act and the Real Estate Settlement Procedures Act Integrated Disclosure (TRID) rule, which combines certain disclosures that consumers receive in connection with applying for and closing a mortgage loan. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs, which could adversely affect key operating efficiency ratios, and could increase our interest expense. See - “How We are Regulated” contained in, Item I - Business of this report.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT Act and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

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

The banking industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business- How We are Regulated”. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

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

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

We rely on dividends from the Bank for substantially all of our revenue at the holding company level.

We are an entity separate and distinct from our principal subsidiary, First Financial Northwest Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. First Financial Northwest Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock or continue our stock repurchases. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Item 1B. Unresolved Staff Comments

Not applicable. First Financial Northwest has not received any written comments from the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended, that are unresolved.

Item 2. Properties

At December 31, 2016, the corporate office for First Financial Northwest and First Financial Northwest Bank is located at 201 Wells Avenue South, Renton, Washington and is owned by us. The Bank’s full service retail operation is also at this location. At December 31, 2016, the Bank conducts community banking activities in leased locations in Mill Creek, Washington, Edmonds, Washington, and “The Landing” in Renton, Washington. The lending division operations of First Financial Northwest Bank are at our owned location at 207 Wells Avenue South, Renton, Washington. This location is also the site for the operations of First Financial Northwest’s wholly-owned subsidiary, First Financial Diversified. Subsequent to December 31, 2016, the Company has received FDIC approval to open a new branch office in the Crossroads area of Bellevue, Washington, which is expected to open early in the second quarter of 2017. The lease terms for our properties are for an initial term of five years with the option to extend for additional five year periods. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2016, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market (“NASDAQ”), under the symbol “FFNW.” As of December 31, 2016, there were 10.9 million shares of common stock issued and outstanding and we had 587 shareholders of record, excluding persons or entities that hold stock in nominee or “street name” accounts with brokers.

Dividends

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest. Under federal regulations, the dollar amount of dividends First Financial Northwest Bank may pay to First Financial Northwest depends upon its capital position and recent net income. Generally, if First Financial Northwest Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed by state law and FDIC regulations. See “Item 1. Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest – Dividends” and Note 13 of the Notes to Consolidated Financial Statements contained in Item 8.

There were $2.8 million in dividends declared and paid during the year ended December 31, 2016 and there were $3.2 million in dividends declared and paid during the year ended December 31, 2015. The price range per share of our common stock presented below represents the highest and lowest sales prices for our common stock on the NASDAQ during each quarter of the two most recent fiscal years.

	High	Low	Cash Dividends Declared and Paid
2016
First Quarter	$13.88	$12.51	$0.06
Second Quarter	13.89	12.55	0.06
Third Quarter	14.20	12.88	0.06
Fourth Quarter	20.54	14.06	0.06

2015
First Quarter	$12.60	$11.82	$0.06
Second Quarter	12.71	11.49	0.06
Third Quarter	12.78	11.61	0.06
Fourth Quarter	14.00	11.97	0.06

Stock Repurchases

The Company’s Board of Directors authorized the repurchase of shares of our common stock under two stock repurchase plans and a self-tender offer in 2016. Stock repurchases through the stock repurchase plans are made in accordance with a plan established under the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 as administered through an independent broker. From January 1, 2016 through April 27, 2016, the Company purchased 436,145 shares at an average price of $13.37 per share under the stock repurchase plan that began on November 2, 2015. On September 9, 2016, the Board of Directors authorized the repurchase of up to 1,500,000 shares of the Company’s stock between September 16, 2016 and March 17, 2017. At December 31, 2016, the Company had repurchased under this stock repurchase plan 1,133,777 shares at an average price of $14.42 per share.

In addition to the stock repurchase plans, on August 9, 2016, the Company completed the repurchase of $18.1 million or 1,294,467 shares at $14.00 per share through a modified Dutch auction tender offer announced July 13, 2016. During 2016, the Company repurchased a total of $40.8 million or 2,864,389 shares at an average price of $14.07 per share.

The following table represents the share repurchased during the fourth quarter ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares that May be Repurchased Under the Plan

October 1 - October 31, 2016 (1)	996,277	$14.47	996,277	366,223
	996,277	14.47	996,277	366,223
_______________
(1) Shares repurchased under the stock repurchase plan effective September 16, 2016 through March 17, 2017.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total shareholder return on First Financial Northwest’s Common Stock with the cumulative total return on the Russell 2000 Index, the NASDAQ Bank Index, and the SNL Thrift Index, a peer group index. The graph assumes that total return includes the reinvestment of all dividends and that the value of the investment in First Financial Northwest’s common stock and each index was $100 on December 31, 2011, and is the base amount used in the graph. The closing price of First Financial Northwest’s common stock on December 31, 2016 was $19.74.

	Period Ended
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
First Financial Northwest, Inc.	100.00	127.97	177.81	210.26	248.58	357.52
NASDAQ Bank Index	100.00	118.69	168.21	176.48	192.08	265.02
Russell 2000 Index	100.00	116.35	161.52	169.43	161.95	196.45
SNL Thrift Index	100.00	121.63	156.09	167.88	188.78	231.23
SNL Micro Cap U.S. Bank	100.00	126.37	163.04	184.90	205.62	252.77

Item 6. Selected Financial Data

The following table sets forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and has been derived from our audited consolidated financial statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data” included in this Form 10-K.

	At or For the Year Ended December 31,
	2016	2015	2014	2013	2012
FINANCIAL CONDITION DATA:	(In thousands, except share data)

Total assets	$1,037,584	$979,913	$936,997	$920,979	$942,655
Investments available-for-sale	129,260	129,565	120,374	144,364	152,262
Loans receivable, net (1)	815,043	685,072	663,938	663,153	650,468
Deposits	717,476	675,407	614,127	612,065	665,797
Advances from the FHLB	171,500	125,500	135,500	119,000	83,066
Stockholders’ equity	138,125	170,673	181,412	184,355	187,117

OPERATING DATA:

Interest income	$41,709	$37,197	$38,689	$38,539	$41,466
Interest expense	7,507	6,751	6,241	7,526	12,246
Net interest income	34,202	30,446	32,448	31,013	29,220
Provision (recapture of provision) for loan losses	1,300	(2,200)	(2,100)	(100)	3,050
Net interest income after provision (recapture of provision) for loan losses	32,902	32,646	34,548	31,113	26,170
Noninterest income	2,651	1,279	498	891	974
Noninterest expense	22,949	19,878	18,503	21,082	25,430
Income before provision (benefit) for federal income taxes	12,604	14,047	16,543	10,922	1,714
Provision (benefit) for federal income taxes	3,712	4,887	5,856	(13,543)	(999)
Net income	$8,892	$9,160	$10,687	$24,465	$2,713
Basic earnings per share	$0.75	$0.67	$0.72	$1.47	$0.15
Diluted earnings per share	$0.74	$0.67	$0.71	$1.46	$0.15
___________________
(1) Net of ALLL, LIP and deferred loan fees and costs.

	At or For the Year Ended December 31,
KEY FINANCIAL RATIOS:	2016	2015	2014	2013	2012
Performance Ratios:
Return on average assets	0.88%	0.96%	1.17%	2.73%	0.27%
Return on average equity	5.55	5.15	5.85	13.12	1.47
Dividend payout ratio	32.02	35.57	27.73	8.11	—
Equity-to-assets ratio	13.31	17.42	19.36	20.02	19.85
Interest rate spread	3.47	3.23	3.62	3.49	2.85
Net interest margin	3.60	3.38	3.77	3.68	3.08
Average interest-earning assets to average interest-bearing liabilities	117.11	120.45	121.15	121.77	118.12
Efficiency ratio	62.27	62.66	56.37	66.08	84.22
Noninterest expense as a percent of average total assets	2.27	2.07	2.03	2.36	2.54
Book value per common share	$12.63	$12.40	$11.96	$11.25	$9.95
Capital Ratios: (1)
Tier 1 leverage	11.17%	11.61%	11.79%	18.60%	15.79%
Common equity tier 1	14.36	16.36	n/a	n/a	n/a
Tier 1 capital ratio	14.36	16.36	18.30	27.18	26.11
Total capital ratio	15.61	17.62	19.56	28.44	27.37
Asset Quality Ratios: (2)
Nonperforming loans as a percent of total loans	0.10	0.16	0.20	0.59	3.42
Nonperforming assets as a percent of total assets	0.31	0.48	1.13	1.68	4.25
ALLL as a percent of total loans, net of LIP	1.32	1.36	1.55	1.91	1.89
ALLL as a percent of nonperforming loans, net of LIP	1,276.34	872.17	783.50	325.26	55.11
Net (recoveries) charge-offs to average loans receivable, net	(0.02)	(0.18)	0.06	(0.08)	1.07
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

Overview

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King and to a lesser extent, Snohomish, Pierce, and Kitsap counties, Washington through our full-service banking office located in Renton, Washington. Additional branches opened in Mill Creek, Washington in September 2015, Edmonds, Washington in March 2016, and The Landing in Renton, Washington in July 2016.

First Financial Northwest Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market, then utilizing these funds to originate or purchase one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans.

Our current business strategy emphasizes commercial real estate, construction/land, one-to-four family residential, and multifamily lending. Recently, improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain areas in the Puget Sound region have led to our significantly increasing originations of construction loans for properties located in our market area. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on one-to-four residential loans to builders known to us. On a limited basis, we also will provide multifamily loans to developers with proven success in this type of construction. Originations of construction/land loans increased from $68.6 million in 2015 to $165.4 million in 2016. These short term loans typically mature in six to eighteen months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term. At December 31, 2016, construction/land loans net of LIP was $136.9 million, a 120.5% increase from $62.1 million at December 31, 2015.

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

In support of our strategic growth plan, the Bank is seeking niche expansion opportunities. We have employees with the language and experience to meet the specific deposit and lending needs of the Chinese/American community. In addition, we are developing a national line of business to originate and service aircraft loans. These loans will be collateralized by new or used, single-engine piston aircraft to light jets for business or personal use. We anticipate that our aircraft loans will initially range in size from $250,000 to $3.0 million and the primary focus of our underwriting guidelines will be on the asset value of the collateral rather than the ability of the borrower to repay the loan. We began originating aircraft loans in the fourth quarter of 2016.

With the current low interest rate environment, we are not aggressively pursuing longer term assets, but rather are focused on financing shorter term loans, in particular construction/land loans. During 2016, originations of new loans and refinances outpaced repayments, resulting in net loans receivable of $815.0 million at December 31, 2016, as compared to $685.1 million at December 31, 2015.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. First Financial Northwest Bank is liability-sensitive, meaning our interest-bearing liabilities reprice at a faster rate than our interest-earning assets. During the year ended December 31, 2016, changes in the composition of our interest‑earning assets and interest-bearing liabilities resulted in an increase in our net interest rate spread to 3.47% for the year ended December 31, 2016 from 3.23% for the year ended December 31, 2015 while our net interest margin increased to 3.60% compared to 3.38% for the prior year.

An offset to net interest income is the provision for loan losses, or the recapture of the provision for loan losses, that is required to establish the ALLL at a level that adequately provides for probable losses inherent in our loan portfolio. As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our ALLL may increase, resulting in a decrease to net interest income. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any increase to ALLL due to loan growth or an increase in probable loan losses. During 2016, we had a provision for loan losses of $1.3 million, as compared to a recapture of $2.2 million for the year ended December 31, 2015. The provision for loan losses during 2016 was primarily attributable to the $129.9 million growth in net loans receivable. Our total adversely classified loans decreased $1.4 million during 2016, to $1.9 million at December 31, 2016, from $3.3 million at December 31, 2015. We will continue to monitor our loan portfolio and make adjustments to our ALLL as we deem necessary.

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of bank owned life insurance (“BOLI”), and revenue earned on our wealth management brokerage services. This income is increased or partially offset by any net gain or loss on sales of investment securities. Our noninterest income increased $1.4 million during the year ended December 31, 2016 as compared to 2015. The increase was primarily attributable to a $630,000 increase in wealth management revenue, a $473,000 increase in other noninterest income and a $311,000 increase in the value of our BOLI policies.

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. OREO-related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes, and insurance related to the properties included in the OREO inventory. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of real estate taxes, depreciation expenses, maintenance, and costs of utilities. Also included in noninterest expense are changes to the Company’s unfunded commitment reserve which are reflected in general and administrative expenses. This unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities, and reflects changes in the amounts that the Company has committed to fund but has not yet disbursed. Our noninterest expenses increased $3.0 million during the year ended December 31, 2016 as compared to 2015. The increase was primarily attributable to a $1.4 million increase in salary and employee benefits expenses, a $544,000 increase in occupancy and equipment expenses, and a $778,000 increase in OREO-related expenses in 2016 as compared to 2015, which included a $526,000 gain on sale of OREO properties.

Net income for the year ended December 31, 2016 was $8.9 million or $0.74 per diluted share, compared to $9.2 million, or $0.67 per diluted share for the year ended December 31, 2015. The decrease in net income for the year ended December 31, 2016 was primarily the result of a $3.0 million increase in noninterest expense, combined with the $1.3 million provision for loan losses in 2016 as compared to a $2.2 million recapture in 2015, partially offset by a $3.8 million increase in net interest income due to the increase in net loans receivable, a $1.4 million increase in noninterest income and a $1.2 million decrease in federal income tax provision.

Business Strategy

Our long-term business strategy is to operate and grow First Financial Northwest Bank as a well-capitalized and profitable community bank, offering one-to-four family residential, commercial and multifamily, construction/land, consumer and business loans along with a diversified array of deposit and other products and services to individuals and businesses in our market areas. We intend to accomplish this strategy by leveraging our established name and franchise, capital strength, and loan production capability by:

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

•
Utilizing wholesale funding sources, including but not limited to FHLB advances and acquiring deposits in the national brokered certificate of deposit market, to assist with funding needs and interest rate risk management efforts, as needed;

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

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the current and expected economic conditions, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading systems, the value of underlying collateral, and the level of problem loans in assessing the ALLL. Specific allowances result when management performs an impairment analysis on a loan when it determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled. The analysis usually occurs when a loan has been classified as substandard or placed on nonaccrual status. If the market value less costs to sell (“market value”) of the impaired loan is less than the recorded investment in the loan, impairment is recognized by establishing a specific reserve in the ALLL for the loan or by adjusting an existing reserve amount. The amount of the specific reserve is computed using current appraisals, listed sales prices, and other available information less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. In addition, specific reserves may be created upon a loan’s restructuring, based on a discounted cash flow analysis, comparing the present value of the anticipated repayments under the restructured terms to the outstanding principal balance of the loan.

Our Board of Directors’ Internal Asset Review Committee reviews and recommends for approval the allowance for loan losses on a quarterly basis, and any related provision or recapture of provision for loan losses, and the full Board of Directors approves the provision or recapture after considering the Committee’s recommendations. The allowance is increased by the provision for loan losses which is charged against current period earnings. When analysis of the loan portfolio warrants, the allowance is decreased and a recapture of provision of loan losses is included in current period earnings.

We believe that the ALLL is a critical accounting estimate because it is highly susceptible to change from period‑to‑period requiring management to make assumptions about probable losses inherent in the loan portfolio. The impact of an unexpected large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, thereby reducing earnings. For additional information see Item 1A. “Risk Factors – Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio,” in this Form 10-K.

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

When warranted, we record a valuation allowance to reduce our deferred tax assets to the amount that can be recognized in line with the relevant accounting standards. The level of deferred tax asset recognition is influenced by management’s assessment of our historic and future profitability profile. At each balance sheet date, existing assessments are reviewed and, if necessary, revised to reflect changed circumstances. In a situation where income is less than projected or recent losses have been incurred, the relevant accounting standards require convincing evidence that there will be sufficient future tax capacity. For additional information regarding our deferred taxes, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8.

Other-Than-Temporary Impairments On the Market Value of Investments. Declines in the fair value of available‑for‑sale or held-to-maturity investments below their cost that is deemed to be other-than-temporary results in a reduction in the carrying amount of such investments to their fair value. A charge to earnings and an establishment of a new cost basis for the investment is made. Unrealized investment losses are evaluated at least quarterly to determine whether such declines should be considered other-than-temporary and therefore be subject to immediate loss recognition. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the investment security is below the carrying value primarily due to changes in interest rates and there has not been significant deterioration in the financial condition of the issuer. Other factors that may be considered in determining whether a decline in the value of a debt security is other-than-temporary include ratings by recognized rating agencies; the extent and duration of an unrealized loss position; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisers or market analysts. Therefore, deterioration of market conditions could result in impairment losses recognized within the investment portfolio.

Fair Value. FASB ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 6 of the Notes to Consolidated Financial Statements contained in Item 8 for additional information about the level of pricing transparency associated with financial instruments carried at fair value.
Derivatives and Hedge Accounting. The Bank recognizes its interest rate swap as a cash flow hedge derivative instrument, and as such, reports the fair value as an asset or liability. Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation. The derivative is marked to its fair value through other comprehensive income. Any ineffectiveness is recognized in earnings. The gain or loss on the derivative is removed from equity and recognized in noninterest income in the same period the corresponding loss or gain on the hedged cash flow is recognized in earnings.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Assets. The following table details the changes in the composition of our assets at December 31, 2016 from December 31, 2015.

	Balance at December 31, 2016	Change from December 31, 2015	Percentage Change
	(Dollars in thousands)
Cash on hand and in banks	$5,779	$66	1.2%
Interest-earning deposits	25,573	(74,425)	(74.4)
Investments available-for-sale, at fair value	129,260	(305)	(0.2)
Loans receivable, net	815,043	129,971	19.0
Premises and equipment, net	18,461	754	4.3
FHLB stock, at cost	8,031	1,894	30.9
Accrued interest receivable	3,147	179	6.0
Deferred tax assets, net	3,142	(1,414)	(31.0)
OREO	2,331	(1,332)	(36.4)
Bank owned life insurance (“BOLI”)	24,153	844	3.6
Prepaid expenses and other assets	2,664	1,439	117.5
Total assets	$1,037,584	$57,671	5.9%

During 2016, total assets surpassed $1.0 billion with a $57.7 million increase in total assets during the year. The increase was primarily a result of redirecting $74.4 million from lower-yielding interest-earning deposits, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, to partially fund the $130.0 million growth in higher-yielding loans receivable.

Investments. Our investments available-for-sale remained stable during 2016 with a $305,000 or 0.2% decrease to $129.3 million at December 31, 2016 from $129.6 million at December 31, 2015. During 2016, we continued to restructure our available‑for‑sale investment portfolio to transition our investment portfolio to securities with longer maturity periods, higher yields, and primarily fixed rates in order to enhance our interest income. During the year, we purchased $44.6 million of securities with an expected yield of 2.99%, partially funded by sales of $25.9 million with an average yield of 1.68%. Restructuring of our investment portfolio during 2016 and 2015 resulted in an increase in average yield of our available-for-sale investments to 2.31% in 2016 from 1.84% in 2015. The purchases included $31.9 million in fixed rate and $12.0 million in variable rate securities. These consisted of $28.2 million in mortgage-backed securities, $10.0 million in corporate bonds, consisting of two subordinated debt instruments issued by well capitalized financial institutions located in southern California in the amounts of $5.0 million each, $4.0 million in U.S. government agency bonds and $1.7 million in municipal bonds. The sales of investments available-for-sale generated a net gain of $50,000 for the year ended December 31, 2016. We also received calls or partial calls of $438,000 of U.S. Government agency and municipal securities. In addition to the purchase and call activity, we received principal repayments of $15.9 million on our investments available-for-sale during the 2016.

The effective duration of our portfolio increased to 4.00% at December 31, 2016 as compared to 3.20% at December 31, 2015. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment

(or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased by $129.9 million during 2016 to $815.0 million primarily due to increases of $74.8 million, or 120.5% in our net construction/land loans and $59.5 million or 24.4% in our commercial real estate loans. These increases were partially offset by a decrease of $4.3 million in our one-to-four family residential loans. Commercial real estate and one-to-four family residential loans continue to be the largest concentrations in our loan portfolio at 33.7% and 27.7%, respectively, of total loans. Our construction/land loans increased to 23.2% of our total loan portfolio in 2016 from 15.5% in 2015 as we continue to originate more of these shorter term, higher yielding loans. During 2016, we supplemented our loan originations by purchasing $61.1 million in performing residential and non-residential commercial real estate and multifamily loans from other financial institutions. The loans were purchased at a 1.8% - 3.0% premium and are intended to be held to maturity. Included in these real estate loan purchases were $20.9 million of real estate loans secured by properties located in Washington. The remaining balance of $40.2 million of loan purchases were multifamily and commercial real estate loans secured by properties located in Arizona, California, Colorado, Oregon, and Utah, reflecting our efforts to geographically diversify our loan portfolio with loans meeting our investment and credit quality objectives.

The quality of our loan portfolio continued to improve during 2016 as our nonperforming loans decreased to $858,000 at December 31, 2016 from $1.1 million at December 31, 2015. Nonperforming loans as a percent of our total loans remained low at 0.10% and 0.16% at December 31, 2016 and 2015, respectively. Adversely classified loans, defined as substandard or below, decreased to $1.9 million at December 31, 2016, from $3.3 million at December 31, 2015. The following table presents a breakdown of our nonperforming assets:

	December 31,		Amount of Change	Percent of Change
	2016	2015
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$798	$996	$(198)	(19.9)%
Consumer	60	89	(29)	(32.6)
Total nonperforming loans	858	1,085	(227)	(20.9)
OREO	2,331	3,663	(1,332)	(36.4)
Total nonperforming assets	$3,189	$4,748	$(1,559)	(32.8)%

We continued to focus on reducing our nonperforming assets through loan work outs or pursuing foreclosure. Foregone interest during the year ended December 31, 2016 relating to nonperforming loans totaled $51,000. There was no LIP related to nonperforming loans at December 31, 2016 or 2015. OREO decreased to $2.3 million at December 31, 2016 as we continue to sell our inventory of foreclosed real estate. During 2016, we sold two properties for $988,000 and had no additional foreclosures. During 2015, we sold nine properties for $6.2 million and foreclosed on one property for $141,000. The decline in both the transfer of properties into OREO and the sale of OREO properties reflects our continuing efforts to identify the problem loans within our portfolio and to take prompt appropriate actions to turn nonperforming assets into performing assets.

Allowance for loan and lease losses. We believe that we use the best information available to establish the ALLL, and that the ALLL as of December 31, 2016 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process that which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The ALLL was $11.0 million or 1.32% of total loans outstanding at December 31, 2016 as compared to $9.5 million or 1.36% of total loans outstanding at December 31, 2015. The ALLL represented 1276.3% of nonperforming loans at December 31, 2016 compared to 872.2% at December 31, 2015. The following table details activity and information related to the ALLL for the years ended December 31, 2016 and 2015. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Years Ended December 31,
	2016	2015
	(Dollars in thousands)
ALLL balance at beginning of year	$9,463	$10,491
Recapture of provision for loan losses	1,300	(2,200)
Charge-offs	(83)	(362)
Recoveries	271	1,534
ALLL balance at end of year	$10,951	$9,463
ALLL as a percent of total loans, net of LIP	1.32%	1.36%
ALLL as a percent of nonperforming loans	1,276.34	872.17
Total nonperforming loans	$858	$1,085
Nonperforming loans as a percent of total loans	0.10%	0.16%
Total loans receivable, net LIP	$828,161	$697,416
Total loans originated	399,019	229,780

Deposits. During the year ended December 31, 2016, deposits increased $42.1 million to $717.5 million as compared to $675.4 million at December 31, 2015. Our retail certificates of deposit increased by $32.8 million primarily as a result of the increased customer base with our new branch locations. Retail deposits in our three new branch locations increased by $30.6 million during 2016 as a direct result of our added market presence and focus on relationship development. These efforts also resulted in a $4.0 million increase in noninterest-bearing deposits and a $2.3 million increase in interest-bearing demand deposits.

Partially offsetting these increases, our money market accounts decreased by $6.4 million during the year ended December 31, 2016. Money market accounts related to short term deposits from large construction developers that are part of the EB-5 Immigrant Investor Program to fund development projects decreased from $62.8 million at December 31, 2015 to $8.5 million at December 31, 2016 as these funds were withdrawn in support of the construction projects. We do not anticipate new short term accounts of this nature to be a significant part of our retail deposits.

Brokered certificates of deposit increased by $9.3 million during the year to $75.5 million at December 31, 2016. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of 18 to 48 months, along with the enhanced call features of the majority of these deposits, assist us in our interest rate risk management efforts.

At December 31, 2016 and December 31, 2015, we held $23.7 million and $16.0 million in public funds, respectively, nearly all of which were retail certificates of deposit.

Advances. We use advances from the FHLB as an alternative funding source to manage funding costs, reduce interest rate risk and to leverage our balance sheet. Total FHLB advances at December 31, 2016 were $171.5 million as compared to $125.5 million at December 31, 2015. During 2016, we restructured our borrowings by paying off $84.0 million of maturing advances, and adding an $80.0 million FHLB member option variable rate advance which reprices monthly and allows prepayment without penalties on the repricing dates and a $50.0 million three-month fixed rate advance entered into simultaneously with an interest rate swap for the same amount. Our average borrowings during 2016 were $163.9 million. At December 31, 2016, $70.0 million of our FHLB advances were due to mature in 2017, $21.5 million were due in one to three years and the remaining $80.0 million is due to mature in seven years.

Cash Flow Hedge. As part of its interest rate risk management efforts, the Bank entered into a five-year, $50 million notional, pay fixed, receive floating cash flow hedge or interest rate swap with a qualified institution on October 25, 2016. Under the terms of the agreement, the Bank will pay a fixed interest rate of 1.34% for five years and will in return receive an interest payment based on the three-month LIBOR index, which resets quarterly. Concurrently, the Bank borrowed a $50 million fixed rate three-month FHLB advance that will be renewed quarterly at the fixed interest rate at that time. Effectiveness of the swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At December 31, 2016, we recognized a $1.3 million fair value asset as a result of the increase in market value of the hedge agreement.

Stockholders’ Equity. Total stockholders’ equity decreased $32.5 million, or 19.1% to $138.1 million at December 31, 2016 from $170.7 million at December 31, 2015, primarily due to common stock repurchases totaling $40.8 million. Partially offsetting the repurchase activity, retained earnings increased $6.1 million due to net income of $8.9 million for 2016, reduced by $2.8 million of dividends paid to shareholders. Additional paid-in-capital decreased $39.5 million due to the repurchase and retirement of 2,864,389 shares of common stock at an average price of $14.07 per share, partially offset by $621,000 of stock‑based compensation expense, $297,000 from the exercise of stock options and $476,000 from the annual allocation of ESOP shares.

Comparison of Operating Results for the Years Ended December 31, 2016 and December 31, 2015

Net Interest Income. Net interest income in 2016 was $34.2 million, a $3.8 million or 12.3% increase from $30.4 million in 2015 due to a $4.5 million increase in interest income partially offset by a $756,000 increase in interest expense. The increase in interest income was primarily a result of a $50.5 million increase during the year ended December 31, 2016 in the average balance of our interest-earning assets, primarily due to our loan growth. In addition, as we moved funds from lower yielding interest-earning deposits to higher yielding loans receivable, we improved the total average yield on interest-earning assets by 26 basis points to 4.39% for the year ended December 31, 2016 as compared 4.13% for the prior year. These changes resulted in an increase to our interest rate spread of 24 basis points to 3.47% for the year ended December 31, 2016 from 3.23%. In addition, for the year ended December 31, 2016 our net interest margin increased 22 basis points to 3.60% from 3.38% for the year ended December 31, 2015. The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$765,948	4.99%	$667,739	5.18%	$3,606
Investments available-for-sale	132,372	2.31	121,893	1.84	812
Interest-earning deposits	45,125	0.52	104,476	0.26	(39)
FHLB stock	7,714	2.62	6,527	1.06	133
Total interest-earning assets	$951,159	4.39%	$900,635	4.13%	$4,512

During the year ended December 31, 2016, the $3.6 million increase in loan interest income was primarily the result of a $98.2 million increase in the average balance of net loans receivable. The increase to interest generated from this loan growth was partially offset by a decrease in the average loan yield to 4.99% from 5.18% for the year ended December 31, 2016 and 2015, respectively.

Interest income from investments available-for-sale increased $812,000 during 2016 as a combined result of a $10.5 million increase in the average balance of our investments and a 47 basis point increase in the average yield to 2.31% from 1.84% a year ago. The increase in the average yield was a result of the restructuring of our investments portfolio by purchasing longer term higher-yielding investment securities to increase earnings on our investment portfolio.

Interest income on interest-earning deposits decreased $39,000 during the year ended December 31, 2016 as a result of the $59.4 million decrease in the average balance of these deposits and despite the Federal Reserve’s federal funds rate increases in December 2016 and 2015 which positively impacted the rate we receive on our interest-earning deposits. The average rate earned on interest-earning deposits increased 26 basis points for the year ended December 31, 2016, as compared to the prior year.

Interest expense increased $756,000 to $7.5 million for the year ended December 31, 2016 from $6.8 million for the year ended December 31, 2015. The increase in interest expense during 2016 was primarily a result of the increase in the average balance of interest-bearing liabilities as we acquired funds to be used for loan growth and stock repurchases. The following table details average balances, cost of funds and the resulting increase in interest expense for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Interest-bearing demand accounts	$17,545	0.17%	$17,866	0.10%	$12
Statement savings accounts	29,221	0.16	26,083	0.15	7
Money market accounts	196,670	0.44	167,139	0.36	267
Certificates of deposit, retail	335,496	1.17	338,180	1.06	360
Certificates of deposit, brokered	69,392	1.76	64,917	1.91	(23)
Advances from the FHLB	163,893	0.86	133,527	0.95	133
Total interest-bearing liabilities	$812,217	0.92%	$747,712	0.90%	$756

The average cost of our deposits increased by five basis points during 2016 primarily as a result of the increase in market interest rates that occurred late in 2015. As a result of the early redemption of several brokered certificates of deposit and obtaining new brokered certificates at lower rates, we were able to reduce our cost of these funds by 15 basis points.

Reductions in the average cost of FHLB advances were a further benefit to our net interest margin. Although the average balance of our FHLB advances increased by $30.4 million year over year, we were able to replace maturing longer-term fixed rate advances and obtain additional advances by utilizing short-term, variable rate advances, thereby reducing the overall average cost of these funds by nine basis points. In addition, low-rate fed funds borrowing was utilized during 2016 as needed to provide the necessary funds for loan growth, then were paid off as core deposits increased.

Provision for Loan Losses. Our provision for loan losses was $1.3 million for the year ended December 31, 2016 as compared to a recapture of the provision for loan losses of $2.2 million for the year ended December 31, 2015. The additional provision in 2016 was primarily the result of a $130.0 million increase in net loans receivable. The quality of our loan portfolio continued to improve as indicated by our credit metrics and that the loans evaluated individually for specific reserves decreased by $12.4 million. The related specific reserves declined to $309,000 at December 31, 2016 from $732,000 at December 31, 2015. In comparison, the recapture recognized in 2015 was primarily the result of recoveries of previously charged-off loans and declines in classified and special mention loans.

Noninterest Income. Noninterest income increased $1.4 million to $2.7 million for the year ended December 31, 2016 from $1.3 million for the year ended December 31, 2015. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2016	Change from December 31, 2015	Percentage Change
	(Dollars in thousands)
Service fees on deposit accounts	$83	$14	20.3%
Loan service fees	445	294	194.7
Gain on sale of investments, net	50	(42)	(45.7)
BOLI change in cash surrender value	844	311	58.3
Wealth management revenue	813	630	344.3
Other	416	165	65.7
Total noninterest income	$2,651	$1,372	107.3%

The largest change to our noninterest income was the $630,000 increase in wealth management revenue to $813,000 for the year ended December 31, 2016 as compared to $183,000 for the year ended December 31, 2015. The increase in 2016 is a reflection of the full year of operations and increased investment sales commissions. The Bank began offering wealth management services during the second quarter of 2015.

Our BOLI policies generated $844,000 of income for the year ended December 31, 2016 as a result of the increase in cash surrender values of these policies. The $311,000 increase from the year ended December 31, 2015 was primarily the result of holding throughout the year ended December 31, 2016, $20.0 million in additional BOLI policies purchased in April 2015. In addition, we replaced a $10.2 million BOLI policy with a higher yielding policy in the second quarter of 2016. We recognize the increase in cash surrender value of these policies as noninterest income, which assists in offsetting expenses for employee benefits.

Loan service fees increased by $294,000 for the year ended December 31, 2016 primarily as a result of the growth and related activity in our loan portfolio. In addition, other noninterest income increased by $165,000 during 2016 primarily as a result of $226,000 of fees received on loans where certain commercial loan customers participate in an interest rate swap. As a result of the interest rate swap, these commercial loan customers pay a fixed interest rate to us, which we forward to a third party broker institution and receive variable interest payments based on one month LIBOR in return. On most of these loans, in addition to the interest payment, the Bank receives a fee from the counterparty that is recognized as noninterest income at the time the loan is originated. In comparison, for the year ended December 31, 2015, other noninterest income solely included a $95,000 gain on the sale of investment property.

Noninterest Expense. Noninterest expense increased $3.0 million to $22.9 million for the year ended December 31, 2016 from $19.9 million for the year ended December 31, 2015. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2016	Change from December 31, 2015	Percentage Change
	(Dollars in thousands)
Salaries and employee benefits	$15,377	$1,437	10.3%
Occupancy and equipment	1,984	544	37.8
Professional fees	1,979	348	21.3
Data processing	911	152	20.0
Loss (gain) on sales of OREO property, net	87	613	(116.5)
OREO market value adjustments	257	216	526.8
OREO-related expenses, net	(50)	(51)	(5,100.0)
Regulatory assessments	420	(50)	(10.6)
Insurance and bond premiums	349	(10)	(2.8)
Marketing	194	(17)	(8.1)
Other general and administrative	1,441	(111)	(7.2)
Total noninterest expense	$22,949	$3,071	15.4%

For the year ended December 31, 2016, salaries and employee benefits increased by $1.4 million as compared to the previous year to $15.4 million as a result of normal wage increases and the hiring of 14 new full time positions in support of our growth, new branches and new product lines. Occupancy and equipment expense increased $544,000 to $2.0 million during 2016 as a result of the locations of new branches.

The loss on sale of OREO properties resulted in an increase to noninterest expense of $613,000 in 2016 as compared to 2015, which included a $526,000 gain on sale of OREO properties. In addition, the market value of our OREO inventory was written down by $257,000 during 2016, as compared to a write-down of $41,000 in 2015.

Other general and administrative expenses decreased by $111,000 during the year ended December 31, 2016. The primary contributor to this decline was a recapture of $160,000 in the reserve for unfunded commitments. This reserve is funded to absorb estimated probable losses related to unfunded credit facilities. The strong credit quality metrics of the Company’s loan portfolio resulted in corresponding modifications in the unfunded commitment reserve calculation methodology, resulting in the recapture during the year. In comparison, for the year ended December 31, 2015, we recognized $148,000 in additional expense representing an increase in the reserve for unfunded commitments.

Federal Income Tax Expense. We recorded a $3.7 million federal income tax provision for 2016, compared to $4.9 million for 2015, primarily as a result of the decrease in pre-tax net income. In addition, a $213,000 tax benefit was incurred for the year ended December 31, 2016 as a partial result of utilization of the capital loss carryforward on our 2015 federal tax return. The provision was based on a 35% tax rate, adjusted for permanent and temporary differences.

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

Assets. The following table details the changes in the composition of our assets at December 31, 2015 from December 31, 2014.

	Balance at December 31, 2015	Change from December 31, 2014	Percentage Change
	(Dollars in thousands)
Cash on hand and in banks	$5,713	$(207)	(3.5)%
Interest-earning deposits	99,998	1,869	1.9
Investments available for sale, at fair value	129,565	9,191	7.6
Loans receivable, net	685,072	21,134	3.2
Premises and equipment, net	17,707	973	5.8
FHLB stock, at cost	6,137	(608)	(9.0)
Accrued interest receivable	2,968	(297)	(9.1)
Deferred tax assets, net	4,556	(3,782)	(45.4)
OREO	3,663	(5,620)	(60.5)
Bank owned life insurance (“BOLI”)	23,309	20,533	739.7
Prepaid expenses and other assets	1,225	(270)	(18.1)
Total assets	$979,913	$42,916	4.6%

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

Loans receivable. Net loans receivable grew by $21.1 million during 2015 to $685.1 million with increases of $50.9 million in our construction/land loans, $6.7 million in our multifamily loans and $5.0 million in our commercial loans. These increases were partially offset by a decrease in our one-to-four family residential loans of $19.4 million. Commercial real estate and one-to-four family residential loans continue to be the largest concentrations in our loan portfolio at 32.5% and 33.8%, respectively, of total loans. Our construction/land loans increased to 15.5% of our total loan portfolio in 2015 from 9.2% in 2014 as we continue to originate more of these shorter term, higher yielding loans.

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

Foregone interest during the year ended December 31, 2015 relating to nonperforming loans totaled $103,000. There was no LIP related to nonperforming loans at December 31, 2015 or 2014. OREO decreased $5.6 million to $3.7 million at December 31, 2015 as we continued to sell our inventory of foreclosed real estate and experienced decreased foreclosure activity. We foreclosed on $141,000 of real estate during 2015, as compared to $1.8 million during 2014. The number of properties that transferred into OREO decreased considerably compared to previous years and, consequently, the number of properties that we sold declined. During 2015, we transferred one property into OREO, compared to six properties during 2014. Sales of OREO in 2015 totaled 9 properties, as compared to 12 properties in 2014. The decline in both the transfer of properties into OREO and the sale of OREO properties was a result of our continued efforts to identify the problem loans within our portfolio and take prompt appropriate actions to turn nonperforming assets into performing assets.

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

Retail certificates of deposit decreased $34.3 million as we continued to reduce higher cost certificates of deposit by competing slightly less aggressively on certain deposit interest rates. As a partial offset, management increased our brokered certificates of deposit by $11.7 million to $66.2 million at December 31, 2015. While these certificates carry a higher cost of funds than retail certificates, their remaining maturity ranges from 2.5 to five years and most include a call option six months after issuance and quarterly thereafter. The longer term nature of these brokered deposits, along with their enhanced features, compared to retail certificates of deposit, assist us in our interest rate risk management efforts. Also contributing to our efforts to reduce our cost of funds, a $4.5 million decrease in interest-bearing demand accounts was more than offset by a $15.0 million increase in noninterest checking accounts. Noninterest checking accounts are primarily comprised of operating accounts of businesses located in our primary market. In addition, statement savings accounts increased $4.4 million.

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

Stockholders’ Equity. Total stockholders’ equity decreased $10.7 million, or 5.9% to $170.7 million at December 31, 2015 from $181.4 million at December 31, 2014, primarily due to stock repurchases. Retained earnings increased $5.9 million due to net income of $9.2 million for 2015, partially offset by $3.2 million of dividends paid to shareholders. Additional paid-in-capital decreased $17.1 million due to the repurchase and retirement of 1,523,567 shares of common stock at an average price of $12.25 per share, partially offset by $1.6 million from stock based compensation, the exercise of stock options and allocation of ESOP shares.

Comparison of Operating Results for the Years Ended December 31, 2015 and December 31, 2014

Net Interest Income. Net interest income in 2015 was $30.4 million, a $2.0 million or 6.2% decrease from $32.4 million in 2014. The decrease was attributable to a $1.5 million decrease in interest income combined with a $510,000 increase in interest expense. The primary factors behind the decrease in interest income were a decrease in the average yield on our interest-earning assets from 4.50% to 4.13% and an increase in the percentage of average interest-earning deposits to average total interest earning assets. While our total average interest-earning assets increased by $40.1 million, the average balance of interest-earning deposits, held primarily at the FRB and carrying a nominal yield, increased by $57.7 million while the average balance of higher yielding net loan receivables declined $7.6 million, creating a net decrease in interest as a result of these changes in average balances. Our interest rate spread for the year ended December 31, 2015 decreased 39 basis points to 3.23% compared to 3.62% for 2014 due primarily to the decrease in our average yield on interest earning assets.

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

The following table details average balances, cost of funds and the resulting increase in interest expense for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Interest-bearing demand accounts	$17,866	0.10%	$21,044	0.11%	$(5)
Statement savings accounts	26,083	0.15	22,580	0.13	10
Money market accounts	167,139	0.36	140,147	0.22	291
Certificates of deposit, retail	338,180	1.06	381,736	1.15	(813)
Certificates of deposit, brokered	64,917	1.91	15,928	1.95	932
Advances from the FHLB	133,527	0.95	128,839	0.91	95
Total interest-bearing liabilities	$747,712	0.90%	$710,274	0.88%	$510

Total interest expense for the year ended December 31, 2015 increased 8.17% to $6.8 million from $6.2 million in 2014.  Interest on brokered certificates of deposit increased by $932,000, primarily due to a $49.0 million increase in the average balance. The addition of brokered funds occurred midyear of 2014, therefore the related increase in interest expense was primarily a reflection of the number of days interest was paid during the year on these funds. These additional brokered deposits were obtained with maturities ranging from four to six years in an effort to help mitigate the Bank’s interest rate risk in a rising rate environment, however, this interest rate risk protection came at a cost to current earnings as the rates paid on these longer term deposits are higher than shorter term deposit rates. In addition, interest on money market accounts increased by $291,000, primarily as a result of a 14 basis point increase in the cost of these funds. The average balance of money market funds increased by $27.0 million, resulting in $60,000 of the increase in money market interest expense. Interest expense on FHLB advances increased by $95,000 as a combined result of a $4.7 million increase in the average balance and a four basis point increase in the cost of these funds. Partially offsetting these increases, interest expense for retail certificates of deposit decreased $813,000 during 2015 as compared to 2014 as a combined result of a $43.6 million decrease in the average balance and a nine basis point decrease in the cost of these funds.

Provision for Loan Losses. We recorded a recapture of $2.2 million of the provision for loan losses for the year ended December 31, 2015, reflecting continued improvement in the risk profile of our loan portfolio. During 2015, we had net recoveries of $1.2 million on previously charged off loans. In addition, payoffs of $5.0 million on three loans classified as “special mention” and the decline in classified loans in our loan portfolio resulted in a reduction to the general allowance at December 31, 2015. Loans classified as “substandard” decreased to $3.3 million at December 31, 2015 from $10.2 million at December 31, 2014.

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

Noninterest Income. Noninterest income increased $781,000 to $1.3 million for the year ended December 31, 2015 from $498,000 for 2014. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2015	Change from December 31, 2014	Percentage Change
	(Dollars in thousands)
Service fees on deposit accounts	$211	$29	15.8%
Loan service fees	151	(38)	(20.0)
Gain on sale of investments, net	92	112	562.1
BOLI change in cash surrender value	533	410	333.5
Other	292	268	1,128.8
Total noninterest income	$1,279	$781	157.0%

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

Noninterest Expense. Noninterest expense increased $1.4 million to $19.9 million for the year ended December 31, 2015 from $18.5 million for 2014. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2015	Change from December 31, 2014	Percentage Change
	(Dollars in thousands)
Salaries and employee benefits	$13,940	$1,953	16.3%
Occupancy and equipment	1,440	75	5.5
Professional fees	1,631	91	5.9
Data processing	759	97	14.7
Gain on sales of OREO property, net	(526)	(612)	(711.6)
OREO market value adjustments	41	(352)	(89.6)
OREO-related expenses, net	1	(189)	(99.5)
Regulatory assessments	470	74	18.7
Insurance and bond premiums	359	(42)	(10.5)
Marketing	211	114	117.5
Other general and administrative	1,552	166	12.0
Total noninterest expense	$19,878	$1,375	7.4%

A significant factor behind the increase in noninterest expense during 2015 was a result of an increase in salaries and employee benefits of $2.0 million. Salary expense increased by $1.3 million as a result of increased employees related to our core processor conversion project and the opening of a new branch office in Mill Creek, Washington, and wage increases as compared to the previous year. In addition, the contribution expense for our defined benefit plan increased by $250,000 as the contribution was electively increased as allowed under pension relief legislation in 2014. Health insurance costs increased by $256,000 during 2015 as a combined result of increased premiums and increased head count. These increases in compensation expenses were partially offset by a $150,000 increase in capitalized loan origination costs.

Noninterest expense benefited from sales of OREO properties which generated a $526,000 net gain in 2015, from the sale of a $4.4 million property, compared to a net loss of $86,000 in 2014. Further, the OREO market valuation expense decreased by $352,000 as a reflection of improvements in the housing prices in our market area. In addition, our OREO inventory decreased to seven properties at December 31, 2015 from 15 properties at December 31, 2014, reducing our OREO holding costs by $189,000 during the year. Marketing expenses increased $114,000 during the year ended December 31, 2015 as compared to last year, primarily as a result of increased customer communication and publicity for our branch opening, core conversion, and the Bank name change that occurred in the third quarter of 2015. Other general and administrative expenses increased by $166,000 during

2015 as compared to 2014 primarily as a result of a $148,000 increase in our reserve for unfunded commitments expense. The balances of unused lines of credit and construction loans in process increased by $22.4 million year over year, thereby requiring an increase in the related reserve. The unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities.

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

	Year Ended December 31,
	2016			2015			2014
	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
Loans receivable, net	$765,948	$38,218	4.99%	$667,739	$34,612	5.18%	$675,353	$36,280	5.37%
Investments available-for-sale	132,372	3,054	2.31	121,893	2,242	1.84	131,474	2,287	1.74
Interest-earning deposits	45,125	235	0.52	104,476	274	0.26	46,776	115	0.25
FHLB stock	7,714	202	2.62	6,527	69	1.06	6,899	7	0.10
Total interest-earning assets	951,159	41,709	4.39	900,635	37,197	4.13	860,502	38,689	4.50
Noninterest earning assets	59,084			57,519			49,946
Total average assets	$1,010,243			$958,154			$910,448
Interest-bearing liabilities
Interest-bearing demand accounts	$17,545	$30	0.17%	$17,866	$18	0.10%	$21,044	$23	0.11%
Statement savings accounts	29,221	47	0.16	26,083	40	0.15	22,580	30	0.13
Money market accounts	196,670	870	0.44	167,139	603	0.36	140,147	312	0.22
Certificates of deposit, retail	335,496	3,934	1.17	338,180	3,574	1.06	381,736	4,387	1.15
Certificates of deposit, brokered	69,392	1,220	1.76	64,917	1,243	1.91	15,928	311	1.95
Total deposits	648,324	6,101	0.94	614,185	5,478	0.89	581,435	5,063	0.87
Advances from the FHLB	163,893	1,406	0.86	133,527	1,273	0.95	128,839	1,178	0.91
Total interest-bearing liabilities	812,217	7,507	0.92	747,712	6,751	0.90	710,274	6,241	0.88
Noninterest bearing liabilities	37,834			32,538			17,576
Average equity	160,192			177,904			182,598
Total average liabilities and equity	$1,010,243			$958,154			$910,448
Net interest income		$34,202			$30,446			$32,448

Interest rate spread			3.47%			3.23%			3.62%
Net interest margin			3.60%			3.38%			3.77%
Ratio of average interest-
earning assets to average
interest-bearing liabilities	117.11%			120.45%			121.15%
________________
(1) The average loans receivable, net balances include nonaccruing loans.

Yields Earned and Rates Paid

The following table presents the weighted-average yields earned on our assets and the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets and liabilities, for the dates indicated.

	Weighted Average Yield at December 31, 2016	Net Yield Year Ended December 31,
		2016	2015	2014
Yield on interest-earning assets:
Loans receivable, net	4.67%	4.99%	5.18%	5.37%
Investment securities available-for-sale	2.62	2.31	1.84	1.74
FHLB stock	—	2.62	1.06	0.10
Interest-earning deposits	0.70	0.52	0.26	0.25
Total interest-earning assets	4.26	4.39	4.13	4.50
Rate paid on interest-bearing liabilities:
Interest-bearing demand accounts	0.32	0.17	0.10	0.11
Statement savings accounts	0.16	0.16	0.15	0.13
Money market accounts	0.50	0.44	0.36	0.22
Certificates of deposit, retail	1.20	1.17	1.06	1.15
Certificates of deposit, brokered	1.49	1.76	1.91	1.95
Total interest-bearing deposits	0.96	0.94	0.89	0.87
Advances from the FHLB	0.87	0.86	0.95	0.91
Total interest-bearing liabilities	0.94	0.92	0.90	0.88
Interest rate spread	3.32	3.47	3.23	3.62
Net interest margin	N/A	3.60	3.38	3.77

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

	Year Ended December 31, 2016 Compared to December 31, 2015 Change in Interest			Year Ended December 31, 2015 Compared to December 31, 2014 Change in Interest
	2016			2015
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(1,485)	$5,091	$3,606	$(1,259)	$(409)	$(1,668)
Investments available-for-sale	619	193	$812	122	(167)	$(45)
Interest-earning deposits	117	(156)	$(39)	17	142	$159
FHLB stock	120	13	$133	62	—	$62
Net change in interest income	(629)	5,141	4,512	(1,058)	(434)	(1,492)

Interest-bearing liabilities:
Interest-bearing demand accounts	$12	$—	$12	$(2)	$(3)	$(5)
Statement savings accounts	2	5	$7	5	5	$10
Money market accounts	160	107	$267	231	60	$291
Certificates of deposit, retail	388	(28)	$360	(312)	(501)	$(813)
Certificates of deposit, brokered	(109)	86	$(23)	(25)	957	$932
Advances from the FHLB	(156)	289	$133	52	43	$95
Net change in interest expense	297	459	756	(51)	561	510
Net change in net interest income	$(926)	$4,682	$3,756	$(1,007)	$(995)	$(2,002)

Asset and Liability Management and Market Risk

General. Our Board of Directors has approved an asset/liability management policy to guide management in maximizing interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate risk, credit risk, and profitability. The policy established an Investment, Asset/Liability Committee (“ALCO”) comprised of certain members of senior management and the Board of Directors. The Committee’s purpose is to communicate, coordinate and manage our asset/liability position consistent with our business plan and Board-approved policies. The ALCO meets quarterly to review various areas including:

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

We have utilized the following strategies in our efforts to manage interest rate risk:

•	we are originating shorter term, higher yielding loans, whenever possible;

•	we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets;

•	we have invested in securities with relatively short average lives, generally less than eight years;

•	we have added adjustable-rate loans to our loan portfolio;

•	we have added brokered certificates of deposit with a call option as a new funding source; and

•	we have utilized an interest rate swap to effectively fix the rate on $50.0 million of FHLB advances.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of Darling Consulting Group, LLC (“DCG”) to assist in its interest rate risk and asset-liability management. DCG has over 30 years of experience in asset-liability management. Management and DCG use various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 41.7% of our net loans were adjustable-rate loans at December 31, 2016. At that date, $135.7 million, or 39.3%, of these loans with a weighted-average interest rate of 4.2% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. However, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

The following table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2016, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Interest Rate Simulation Impact on Net Interest Income for the year ended December 31, 2016
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$32,214	(3.82)%
+200	32,669	(2.46)
+100	33,142	(1.05)
Base	33,494	—
(100)	33,561	0.20

The following table illustrates the change in our net portfolio value (“NPV”) at December 31, 2016 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point Change in Rates (1)	Net Portfolio Value (2)			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (6)
	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)
	(Dollars in thousands)
+300	$121,007	$(34,249)	(22.06)%	12.55%	(3.29)%	$963,849
+200	132,034	(23,222)	(14.96)	13.36	(2.23)	988,545
+100	144,613	(10,643)	(6.86)	14.24	(1.02)	1,015,495
Base	155,256	—	—	14.92	—	1,040,595
(100)	161,826	6,570	4.23	15.21	0.63	1,064,243
__________

(1)	No rates in the model are allowed to go below zero. Given the relatively low level of market interest rates, a calculation for a decrease of greater than 100 basis points has not been prepared.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under Item 1. “Business – Lending Activities.” At December 31, 2016, the undisbursed portion of construction LIP totaled $72.0 million and unused lines of credit were $24.6 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. Certificates of deposit scheduled to mature in one year or less at December 31, 2016 totaled $166.0 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. In 2016, our posture was to be less aggressive in competing for certificates of deposit and public funds and focus on core deposit acquisition to reduce our cost of funds. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with First Financial Northwest Bank. As further funding sources, we had the ability at December 31, 2016 to borrow an additional $203.6 million from the FHLB and $35.0 million from unused lines of credit with other financial institutions to meet commitments and for liquidity purposes. See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

Capital

Our total stockholders’ equity was $138.1 million at December 31, 2016. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2016, First Financial Northwest Bank exceeded all regulatory capital requirements. Regulatory capital ratios for First Financial Northwest Bank were as follows as of December 31, 2016: Total capital to risk-weighted assets was 15.61%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 14.36%; and Tier 1 capital to total assets was 11.17%. At December 31, 2016, First Financial Northwest Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements.”

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2016 and 2015, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments for lease payments, to advance additional amounts pursuant to outstanding lines of credit, and to disburse funds related to our construction loans at December 31, 2016.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Unused portion of lines of credit	$24,585	$2,834	$16,496	$2,456	$2,799
Undisbursed portion of construction loans	72,026	35,869	36,157	—	—
Total commitments	$96,611	$38,703	$52,653	$2,456	$2,799

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation or liquidity.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table presents a summary of significant contractual obligations as of December 31, 2016, maturing as indicated:

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(In thousands)
Deposits (1)	$451,349	$213,230	$52,897	$—	$717,476
Term debt	70,000	21,500	—	80,000	171,500
Other long-term liabilities (2)	192	383	309	1,133	2,017
Lease commitments	169	362	217	—	748
Total contractual obligations	$521,710	$235,475	$53,423	$81,133	$891,741
___________

(1)	Deposit accounts with indeterminate maturities, such as noninterest bearing, interest-bearing demand, savings and money market accounts are reflected as obligations due in less than one year.

(2)
Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information about employee benefit plans is provided in Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management and Market Risk” of this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

[Letterhead of Moss Adams LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
First Financial Northwest, Inc.

We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Northwest, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Financial Northwest, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP

Everett, Washington
March 9, 2017

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2016	2015
Assets

Cash on hand and in banks	$5,779	$5,713
Interest-earning deposits with banks	25,573	99,998
Investments available-for-sale, at fair value	129,260	129,565
Loans receivable, net of allowance of $10,951 and $9,463	815,043	685,072
Premises and equipment, net	18,461	17,707
Federal Home Loan Bank (“FHLB”) stock, at cost	8,031	6,137
Accrued interest receivable	3,147	2,968
Deferred tax assets, net	3,142	4,556
Other real estate owned (“OREO”)	2,331	3,663
Bank owned life insurance (“BOLI”), net	24,153	23,309
Prepaid expenses and other assets	2,664	1,225
Total assets	$1,037,584	$979,913

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing deposits	$33,422	$29,392
Interest-bearing deposits	684,054	646,015
Total deposits	717,476	675,407
Advances from the FHLB	171,500	125,500
Advance payments from borrowers for taxes and insurance	2,259	1,794
Accrued interest payable	231	135
Other liabilities	7,993	6,404
Total liabilities	899,459	809,240

Commitments and contingencies (Note 14)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 10,938,251 shares at December 31, 2016, and 13,768,814 shares at December 31, 2015	109	138
Additional paid-in capital	96,852	136,338
Retained earnings, substantially restricted	48,981	42,892
Accumulated other comprehensive loss, net of tax benefit	(1,328)	(1,077)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(6,489)	(7,618)
Total stockholders’ equity	138,125	170,673
Total liabilities and stockholders’ equity	$1,037,584	$979,913

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)

	Year Ended December 31,
	2016	2015	2014
Interest income
Loans, including fees	$38,218	$34,612	$36,280
Investments available-for-sale	3,054	2,242	2,287
Interest-earning deposits with banks	235	274	115
Dividends on FHLB stock	202	69	7
Total interest income	$41,709	$37,197	$38,689
Interest expense
Deposits	6,101	5,478	5,063
FHLB advances	1,406	1,273	1,178
Total interest expense	$7,507	$6,751	$6,241
Net interest income	34,202	30,446	32,448
Provision (recapture of provision) for loan losses	1,300	(2,200)	(2,100)
Net interest income after recapture of provision for loan losses	$32,902	$32,646	$34,548
Noninterest income
Net gain (loss) on sale of investments	50	92	(20)
BOLI income	844	533	123
Wealth management revenue	813	183	—
Other	944	471	395
Total noninterest income	$2,651	$1,279	$498
Noninterest expense
Salaries and employee benefits	15,377	13,940	11,987
Occupancy and equipment	1,984	1,440	1,347
Professional fees	1,979	1,631	1,540
Data processing	911	759	681
Loss (gain) on sale of OREO property, net	87	(526)	86
OREO market value adjustments	257	41	393
OREO related (reimbursements) expenses, net	(50)	1	190
Regulatory assessments	420	470	396
Insurance and bond premiums	349	359	401
Marketing	194	211	97
Other general and administrative	1,441	1,552	1,385
Total noninterest expense	$22,949	$19,878	$18,503
Income before provision for federal income taxes	12,604	14,047	16,543
Federal income tax provision	3,712	4,887	5,856
Net income	$8,892	$9,160	$10,687

Earnings per common share
Basic	$0.75	$0.67	$0.72
Diluted	$0.74	$0.67	$0.71
Weighted average number of common shares outstanding
Basic	11,868,278	13,528,393	14,747,086
Diluted	12,028,428	13,685,982	14,887,198

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$8,892	$9,160	$10,687

Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains on available-for-sale securities	(1,669)	(1,016)	2,538
Tax benefit (provision)	584	356	(888)
Reclassification adjustment for net (gains) losses realized in income	(50)	(92)	20
Tax provision (benefit)	18	32	(7)
Gain on cash flow hedge	1,333	—	—
Tax provision	(467)	—	—
Other comprehensive (loss) income, net of tax	$(251)	$(720)	$1,663
Total comprehensive income	$8,641	$8,440	$12,350

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax		Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2013	16,392,139	$164	$166,866	$29,220	$(2,020)	188	$(9,875)	$184,355
Total other comprehensive income, net of tax	—	—	—	10,687	1,663		—	12,350
Cash dividends declared and paid ($.20 per share)	—	—	—	(2,938)	—		—	(2,938)
Exercise of stock options	369,275	3	3,608	—	—		—	3,611
Repurchase and retirement of common stock	(1,594,033)	(16)	(17,550)	—	—		—	(17,566)
Stock compensation expense	—	—	384	—	—		—	384
Allocation of 112,854 ESOP shares	—	—	87	—	—		1,129	1,216
Balances at December 31, 2014	15,167,381	$151	$153,395	$36,969	$(357)		$(8,746)	$181,412
Total other comprehensive income, net of tax	—	—	—	9,160	(720)		—	8,440
Cash dividends declared and paid ($.24 per share)	—	—	—	(3,237)	—		—	(3,237)
Exercise of stock options	125,000	1	934	—	—		—	935
Repurchase and retirement of common stock	(1,523,567)	(14)	(18,703)	—	—		—	(18,717)
Stock compensation expense	—	—	440	—	—		—	440
Allocation of 112,853 ESOP shares	—	—	272	—	—		1,128	1,400
Balances at December 31, 2015	13,768,814	$138	$136,338	$42,892	$(1,077)		$(7,618)	$170,673
Net income	—	—	—	8,892	—		—	8,892
Other comprehensive income	—	—	—	—	(251)		—	(251)
Exercise of stock options	101,303	1	297	—	—		—	298
Issuance of common stock - restricted stock awards, net	7,001	—	(98)	—	—		—	(98)
Compensation related to stock options and restricted stock awards	—	—	621	—	—		—	621
Allocation of 112,853 ESOP shares	—	—	476	—	—		1,129	1,605
Repurchase and retirement of common stock	(2,864,389)	(29)	(40,783)	—	—		—	(40,812)
Canceled common stock - restricted stock awards	(74,478)	(1)	1	—	—		—	—
Cash dividends declared and paid ($.24 per share)	—	—	—	(2,803)	—		—	(2,803)
Balances at December 31, 2016	10,938,251	$109	$96,852	$48,981	$(1,328)		$(6,489)	$138,125

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$8,892	$9,160	$10,687
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recapture of provision) for loan losses	1,300	(2,200)	(2,100)
OREO market value adjustments	257	41	393
Loss (gain) on sale of OREO property, net	87	(526)	86
Net amortization of premiums and discounts on investments	908	1,104	1,389
(Gain) loss on sale of investments available-for-sale	(50)	(92)	20
Depreciation of premises and equipment	1,076	809	755
Loss on sale of premises and equipment	3	—	11
Deferred federal income taxes	1,548	4,170	5,602
Allocation of ESOP shares	1,605	1,400	1,216
Stock compensation expense	621	440	384
Change in cash surrender value of BOLI	(844)	(533)	(123)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(105)	270	(567)
Advance payments from borrowers for taxes and insurance	465	87	(139)
Accrued interest receivable	(179)	297	433
Accrued interest payable	96	(7)	54
Other liabilities	1,589	2,295	484
Net cash provided by operating activities	$17,269	$16,715	$18,585
Cash flows from investing activities:
Proceeds from sales and call of investments	26,437	27,327	6,430
Principal repayments on investments	15,852	18,651	20,818
Purchases of investments	(44,561)	(57,290)	(2,109)
Net increase in loans receivable	(131,271)	(19,075)	(508)
Capital expenditures related to OREO	—	—	(120)
Proceeds from sales of OREO properties	988	6,246	3,646
Purchases of premises and equipment	(1,833)	(1,781)	(209)
(Purchase) redemption of FHLB stock	(1,894)	608	272
Purchase of BOLI	—	(20,000)	—
Net cash (used in) provided by investing activities	$(136,282)	$(45,314)	$28,220
Cash flows from financing activities:
Net increase in deposits	42,069	61,280	2,062
Advances from the FHLB	525,000	—	16,500
Repayments of advances from the FHLB	(479,000)	(10,000)	—
Proceeds from stock options exercises	298	935	3,611
Net share settlement of stock awards	(98)	—	—
Repurchase and retirement of common stock	(40,812)	(18,717)	(17,566)
Dividends paid	(2,803)	(3,237)	(2,938)
Net cash provided by financing activities	$44,654	$30,261	$1,669
continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net (decrease) increase in cash and cash equivalents	$(74,359)	$1,662	$48,474
Cash and cash equivalents at beginning of year	105,711	104,049	55,575
Cash and cash equivalents at end of year	$31,352	$105,711	$104,049

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,411	$6,757	$6,187
Federal income taxes	2,730	228	309
Noncash transactions:
Loans transferred to OREO, net of deferred loan fees and allowance for loan and lease losses (“ALLL”)	—	141	1,823
Change in unrealized loss on investments available-for-sale	(1,719)	(1,108)	2,558
Change in gain on cash flow hedge	1,333	—	—

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

First Financial Northwest Bank was organized in 1923 as a Washington state-chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state-chartered mutual savings bank in 1992. In 2002, First Financial Northwest Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank and became the wholly-owned subsidiary of First Financial of Renton, Inc. In connection with the mutual to stock conversion in 2007, the Bank changed its name to First Savings Bank Northwest. In August 2015, the Bank changed its name to First Financial Northwest Bank to support the expansion of focus to being more than a traditional “savings” bank and in February 4, 2016 changed its charter from a Washington chartered stock savings bank to a Washington chartered commercial bank.

First Financial Northwest Bank is a community-based commercial bank primarily serving King and Snohomish Counties, and to a lesser extent, Pierce and Kitsap Counties, Washington. In King County, the headquarters and full-service banking office as well as a branch office are located in Renton. In Snohomish County, two additional branch offices serve Mill Creek and Edmonds. First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

First Financial Diversified Corporation (“FFD”), a wholly-owned subsidiary of First Financial Northwest, continues to hold a portfolio of one-to-four family, land and consumer loans that are serviced by the Bank. At December 31, 2016, FFD had net loans receivable of $2.4 million that were all performing.

The accompanying consolidated financial statements include the accounts of First Financial Northwest and its wholly‑owned subsidiaries First Financial Northwest Bank and First Financial Diversified Corporation (collectively, “the Company”). All significant intercompany balances and transactions between First Financial Northwest and its subsidiaries have been eliminated in consolidation.

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

Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2016 for potential recognition or disclosure. See Note 18 - Subsequent Events for more information.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

The Bank is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. The required reserve balance was $228,000 at December 31, 2016, and $434,000 at December 31, 2015.

Investments

Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. We had no held-to-maturity or trading securities at December 31, 2016, or 2015. Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity.

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

When a loan is identified as impaired, its impairment is measured using the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, the Company uses an observable market price or current fair value of the collateral, less certain completion costs and closing costs when foreclosure is probable, instead of discounted cash flows. The Company obtains annual updated appraisals for impaired collateral dependent loans that exceed $1.0 million and loans that have been transferred to OREO. In addition, the Company may order appraisals on properties not included within these guidelines when there are extenuating circumstances where the Company is not otherwise able to determine the fair value of the property. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or management’s expertise and knowledge of the borrower. If management determines that the value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through an allowance estimate or a charge-off to the ALLL.

Troubled Debt Restructurings

Certain loan modifications or restructurings are accounted for as troubled debt restructurings (“TDR”). In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that the Company would not otherwise consider. Examples of these modifications or restructurings include advancement of maturity date, accepting interest only payments for a period of time, or granting an interest rate concession for a period of time. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level yield method over the modification period. A loan that is determined to be classified as a TDR is generally reported as a TDR until the loan is paid in full or otherwise settled, sold, or charged-off.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) is a valuation allowance for probable incurred credit losses. Losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Any subsequent recoveries are credited to the allowance.

The ALLL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans and factors such as the nature and volume of the loan portfolio, historical loss considerations, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions or changes to the credit quality of the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ALLL. Such agencies may require management to make adjustments to the allowance based on their judgments about information available to them at the time of their examination.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain a minimum level of investment in the Federal Home Loan Bank of Des Moines (“FHLB”) stock, based on specified percentages of outstanding mortgages and the Bank’s outstanding FHLB advances. Ownership of FHLB stock is restricted to the FHLB and member institutions. The Bank’s investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value.

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

Subsequent to the transfer of foreclosed assets held for sale, the assets continue to be recorded at the lower of cost or fair value (less estimated costs to sell), based on periodic evaluations. Subsequent write-downs in value are charged to noninterest expense. Generally, legal and professional fees associated with foreclosures are expensed as incurred. Costs incurred to improve property prior to sale are capitalized; however, in no event are recorded costs allowed to exceed estimated fair value. Subsequent gains, losses, or expenses recognized on the sale of these properties are included in noninterest expense. The amounts that will ultimately be recovered from foreclosed assets may differ substantially from the carrying value of the assets because of future market factors beyond management’s control.

Bank-Owned Life Insurance

The Company has purchased life insurance on certain key executives and officers. Bank-owned life insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Increases to the cash surrender value are recorded as noninterest income and partially offset expenses for employee benefits.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal Income Taxes

The Company files a consolidated Federal income tax return and records its provision for income taxes under the asset and liability method. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Company’s financial statements and its tax return. The principal items giving rise to these differences include net operating losses, valuation adjustments on foreclosed properties, and allowance for credit losses. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized. The Company’s policy is to recognize interest and penalties associated with income tax matters in income tax expense.

Employee Stock Ownership Plan

The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”), but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Earnings Per Share

Nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of earnings per share (“EPS”) pursuant to the two-class method. The two-class method is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared or accumulated and participation rights in undistributed earnings. Certain shares of the Company’s nonvested restricted stock awards qualify as participating securities.

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

Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on investments available-for-sale and derivatives which are also recognized as separate components of equity, net of tax.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassification

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform to the current consolidated financial statement presentation. The results of the reclassifications are not considered material and have no effect on previously reported net income or stockholders’ equity.

Derivatives
The Company recognizes its interest rate swap as a cash flow hedge derivative instrument, and as such, reports the fair value as an asset or liability. Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation. The derivative is marked to its fair value through other comprehensive income. Any ineffectiveness is recognized in earnings. The gain or loss on the derivative is removed from equity and recognized in earnings in the same period the corresponding loss or gain on the hedged cash flow is recognized in earnings.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customer (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The standard allows for full retrospective adoption for all periods presented or modified retrospective adoption to only the most current period presented in the financial statements. The cumulative effect of initially applying the standard is recognized at the date of the initial application. Our primary source of revenue is interest income, which is recognized as it is earned and is deemed to be in compliance with this ASU. The Company does not expect implementation of this standard to have a material impact on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments--Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk. In addition, the ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for fiscal years or interim periods that have not yet been issued if adopted at the beginning of the fiscal year. The Company is reviewing our available-for-sale investment portfolio in accordance with the provision

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of this standard. The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. In accordance with this standard, the Company will be establishing a right-of-use asset and an offsetting lease liability. Once adopted, we expect to report higher assets and liabilities as a result of including additional lease information on the consolidated balance sheet. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 (Derivatives and Hedging) does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. An entity has an option to apply the amendments in this ASU on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. At December 31, 2016, the Company had one swap relationship using hedge accounting with a total market value of $1.3 million. This ASU became effective for the Company January 1, 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments--Credit Losses (Topic 326). This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is evaluating our current expected loss methodology of our loan and investment portfolios to identify the necessary modifications in accordance with this standard. A valuation adjustment to our ALLL or investment portfolio that is identified in this process will be reflected in equity rather than earnings. We are evaluating the potential impact adoption of this standard will have on our consolidated financial statements. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will be unknown.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was to address the appropriate classification of eight specific cash flow issues on the cash flow statement. Debt prepayment costs should be classified as an outflow for financing activities. Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities. Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities. Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transition method to each period presented. The Company is evaluating our current cash flow statement classifications in accordance with the standard. Adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2016, FASB issued ASU No. 2016-19, “Technical Corrections and Improvements” and ASU 2016-20, “Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers.” On November 10, 2010 FASB

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

added a standing project that will facilitate the FASB Accounting Standards Codification (“Codification”) updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. These updates contain amendments that will affect a wide variety of Topics in the Codification. The amendments in these ASUs will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in the ASUs. The amendments that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2016. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of these ASUs. Neither ASU 2016-19 nor ASU 2016-20 had a material impact on the Company's consolidated financial statements.

In January 2017, FASB issued ASU 2017-03, "Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323)." The ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC guidance that specifically relates to our Consolidated Financial Statement was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with SAB Topic 11.M. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The ASU incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The adoption of this ASU did not have a material effect on the Company's consolidated financial statements.

Note 2 - Investments

The following tables summarize the amortized cost and fair value of investments available-for-sale at December 31, 2016, and 2015, and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$42,060	$126	$(854)	$41,332
Freddie Mac	18,013	95	(99)	18,009
Ginnie Mae	19,133	41	(540)	18,634
Municipal bonds	13,203	11	(107)	13,107
U.S. Government agencies	15,937	75	(155)	15,857
Corporate bonds	22,506	241	(426)	22,321
	$130,852	$589	$(2,181)	$129,260

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$50,288	$260	$(227)	$50,321
Freddie Mac	26,011	243	(117)	26,137
Ginnie Mae	13,802	44	(114)	13,732
Municipal bonds	11,787	277	—	12,064
U.S. Government agencies	13,541	89	(88)	13,542
Corporate bonds	14,010	4	(245)	13,769
	$129,439	$917	$(791)	$129,565

There were no investments classified as held-to-maturity at December 31, 2016, or 2015.

The amortized cost and estimated fair value of investments available-for-sale at December 31, 2016, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage‑backed investments are shown separately.

	December 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$510	$510
Due after one year through five years	8,852	8,855
Due after five years through ten years	23,740	23,605
Due after ten years	18,543	18,315
	51,645	51,285
Mortgage-backed investments	79,207	77,975
	$130,852	$129,260

Under Washington State law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held. Investments with a carrying value of $22.6 million and $17.4 million were pledged as collateral for public deposits at December 31, 2016, and 2015, respectively, both of which exceeded the minimum collateral requirements established by the Washington Public Deposit Protection Commission. At December 31, 2016, and 2015, there were no investments pledged as collateral for FHLB advances.

Sales and other redemptions of available-for-sale investments were as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Proceeds	$26,437	$27,327	$4,980
Gross gains	245	449	—
Gross losses	(195)	(357)	(20)

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at December 31, 2016 and 2015.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$34,763	$(854)	$—	$—	$34,763	$(854)
Freddie Mac	8,343	(99)	—	—	8,343	(99)
Ginnie Mae	16,734	(540)	—	—	16,734	(540)
Municipal bonds	8,815	(107)	—	—	8,815	(107)
U.S. Government agencies	9,000	(153)	1,426	(2)	10,426	(155)
Corporate bonds	3,880	(119)	4,693	(307)	8,573	(426)
	$81,535	$(1,872)	$6,119	$(309)	$87,654	$(2,181)

	December 31, 2015
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$37,593	$(227)	$—	$—	$37,593	$(227)
Freddie Mac	12,115	(117)	—	—	12,115	(117)
Ginnie Mae	5,508	(29)	3,233	(85)	8,741	(114)
Municipal bonds	—	—	—	—	—	—
U.S. Government agencies	9,605	(88)	—	—	9,605	(88)
Corporate bonds	10,263	(245)	—	—	10,263	(245)
	$75,084	$(706)	$3,233	$(85)	$78,317	$(791)

At December 31, 2016, and 2015, the Company had 53 and 43 securities, respectively, with a gross unrealized loss position. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2016, and December 31, 2015, and determined that no OTTI was required. Management believes that, while actual fluctuation in unrealized losses will occur over the life of an investment security, the temporary impairment on the investment securities that were in an unrealized loss position at December 31, 2016 and 2015, will be incrementally relieved as the individual investment securities approach their respective contractual maturity dates. The unrealized losses relate principally to the general change in interest rate and illiquidity, and not credit quality. As management does not intend to sell the security, and it is likely that it will not be required to sell the security before its anticipated recovery, no declines are deemed to be other-than-temporary.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable at December 31, 2016, and 2015 are summarized as follows:

	December 31,
	2016	2015
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$137,834	$147,229
Permanent non-owner occupied	111,601	106,543
	249,435	253,772
Multifamily:
Permanent	123,250	122,747
	123,250	122,747
Commercial real estate:
Permanent	303,694	244,211
	303,694	244,211
Construction/land: (1)
One-to-four family residential	67,842	52,233
Multifamily	111,051	46,666
Land	30,055	17,058
	208,948	115,957

Business	7,938	7,604
Consumer	6,922	6,979
Total loans	900,187	751,270
Less:
Loans in process (“LIP”)	72,026	53,854
Deferred loan fees, net	2,167	2,881
ALLL	10,951	9,463
Loans receivable, net	$815,043	$685,072
___________

(1)
We previously excluded from the construction/land category “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans. These loans were classified according to the underlying collateral categories instead of being included in the construction/land category. In addition, we previously classified raw land or buildable lots, where the Company does not intend to finance the construction, as commercial real estate land loans and have now included these loans in the construction/land category. At December 31, 2016, we reclassified $62.9 million of multifamily loans, $26.9 million of commercial land loans and $2.6 million of one-to-four family residential as construction/land loans to facilitate the review of the composition of our loan portfolio. At December 31, 2015, $21.1 million of multifamily loans, $8.3 million of commercial land loans and no one-to-four family residential loans were reclassified to the construction/land category.

At December 31, 2016, and 2015 there were no loans classified as held for sale.

Concentrations of credit. Most of the Bank’s lending activity occurs within the state of Washington. The primary market areas include King and to a lesser extent Pierce, Snohomish and Kitsap counties. At December 31, 2016, the Company’s loan portfolio consists of one-to-four family residential loans which comprised 27.7%, commercial real estate and multifamily loans were 33.7% and 13.7%, respectively, and construction/land loans were 23.2% of the total loan portfolio. Consumer, and business loans accounted for the remaining 1.7% of the loan portfolio. Included in the one-to-four family residential, multifamily, commercial real estate and construction/land loan portfolios at December 31, 2016, were $949,000, $26.3 million, $39.5 million, and $12.7 million, respectively, to the Company’s five largest borrowing relationships.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company originates both adjustable and fixed interest rate loans. The composition of loans receivable at December 31, 2016, and 2015, was as follows:

December 31, 2016
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$23,513	Due within one year	$214,794
After one year through three years	106,138	After one year through three years	32,448
After three years through five years	71,251	After three years through five years	118,350
After five years through ten years	145,063	After five years through ten years	29,922
Thereafter	158,708	Thereafter	—
	$504,673		$395,514

December 31, 2015
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$17,476	Due within one year	$122,992
After one year through three years	107,792	After one year through three years	28,316
After three years through five years	91,283	After three years through five years	90,779
After five years through ten years	99,348	After five years through ten years	41,239
Thereafter	151,879	Thereafter	166
	$467,778		$283,492

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

ALLL. When the Company classifies problem assets as either substandard or doubtful, pursuant to Federal regulations, it may establish a specific reserve in an amount deemed prudent to address the risk specifically or may allow the loss to be addressed in the general allowance. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to the particular problem assets. When an insured institution classifies problem assets as a loss, pursuant to Federal regulations, it is required to charge-off such assets in the period in which they are deemed uncollectible. The determination as to the classification of the Company’s assets and the amount of valuation allowances is subject to review by bank regulators, who can require the establishment of additional loss allowances.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$3,028	$1,193	$3,395	$1,193	$229	$425	$9,463
Charge-offs	—	—	—	—	—	(83)	(83)
Recoveries	165	1	104	—	—	1	271
(Recapture) provision	(642)	5	394	1,599	8	(64)	1,300
Ending balance	$2,551	$1,199	$3,893	$2,792	$237	$279	$10,951

General reserve	$2,349	$1,199	$3,867	$2,711	$237	$279	$10,642
Specific reserve	202	—	26	81	—	—	309

Loans: (1)
Total Loans	$249,435	$123,250	$303,694	$136,922	$7,938	$6,922	$828,161
General reserve (2)	224,363	121,686	299,987	136,427	7,938	6,819	797,220
Specific reserve (3)	25,072	1,564	3,707	495	—	103	30,941
____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

	At or For the Year Ended December 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$3,691	$1,606	$4,476	$519	$47	$152	$10,491
Charge-offs	(27)	(281)	—	—	—	(54)	(362)
Recoveries	936	78	181	—	3	336	1,534
(Recapture) provision	(1,572)	(210)	(1,262)	674	179	(9)	(2,200)
Ending balance	$3,028	$1,193	$3,395	$1,193	$229	$425	$9,463

General reserve	$2,516	$1,190	$3,270	$1,140	$229	$386	$8,731
Specific reserve	512	3	125	53	—	39	732

Loans: (1)
Total Loans	$253,772	$122,747	$244,211	$62,103	$7,604	$6,979	$697,416
General reserve (2)	217,677	121,152	239,765	61,158	7,604	6,771	654,127
Specific reserve (3)	36,095	1,595	4,896	495	—	208	43,289
_____________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2014
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$5,141	$1,269	$5,101	$1,287	$14	$182	$12,994
Charge-offs	(78)	—	(311)	(223)	—	(30)	(642)
Recoveries	50	—	174	—	10	5	239
(Recapture) provision	(1,422)	337	(488)	(545)	23	(5)	(2,100)
Ending balance	$3,691	$1,606	$4,476	$519	$47	$152	$10,491

General reserve	$2,891	$1,579	$4,172	$494	$47	$93	$9,276
Specific reserve	800	27	304	25	—	59	1,215

Loans: (1)
Total Loans	$273,193	$116,014	$239,211	$37,702	$3,783	$7,130	$677,033
General reserve (2)	229,455	113,842	230,155	37,206	3,783	6,933	621,374
Specific reserve (3)	43,738	2,172	9,056	496	—	197	55,659
______________
(1) Net of LIP.
(2) Loans collectively evaluated for impairment.
(3) Loans individually evaluated for impairment.

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2016, total past due loans comprised 0.06% of total loans, net of LIP, as compared to 0.18% at December 31, 2015.

The following tables represent a summary at December 31, 2016, and 2015, of the aging of loans by type:

	Loans Past Due as of December 31, 2016
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$304	$—	$169	$473	$137,361	$137,834
Non-owner occupied	—	—	—	—	111,601	111,601
Multifamily	—	—	—	—	123,250	123,250
Commercial real estate	—	—	—	—	303,694	303,694
Construction/land	—	—	—	—	136,922	136,922
Total real estate	304	—	169	473	812,828	813,301
Business	—	—	—	—	7,938	7,938
Consumer	—	—	—	—	6,922	6,922
Total	$304	$—	$169	$473	$827,688	$828,161
_________________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2016.
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Loans Past Due as of December 31, 2015
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$678	$483	$—	$1,161	$146,068	$147,229
Non-owner occupied	—	—	—	—	106,543	106,543
Multifamily	—	—	—	—	122,747	122,747
Commercial real estate	—	—	—	—	244,211	244,211
Construction/land	—	—	—	—	62,103	62,103
Total real estate	678	483	—	1,161	681,672	682,833
Business	—	—	—	—	7,604	7,604
Consumer	—	78	19	97	6,882	6,979
Total	$678	$561	$19	$1,258	$696,158	$697,416
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

In order to return a nonaccrual loan to accrual status, each loan is evaluated on a case-by-case basis. The Company evaluates the borrower’s financial condition to ensure that future loan payments are reasonably assured. The Company also takes into consideration the borrower’s willingness and ability to make the loan payments and historical repayment performance. The Company requires the borrower to make loan payments consistently for a period of at least six months as agreed to under the terms of the loan agreement before the Company will consider reclassifying the loan to accrual status.

The following table is a summary of nonaccrual loans at December 31, 2016, and 2015 by type of loan

	December 31,
	2016	2015
	(In thousands)
One-to-four family residential	$798	$996
Consumer	60	89
Total nonaccrual loans	$858	$1,085

Nonperforming loans, net of LIP, were $858,000 and $1.1 million at December 31, 2016, and 2015, respectively. Foregone interest on nonaccrual loans for the years ended December 31, 2016, 2015, and 2014 were $51,000, $103,000 and $126,000, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the loan portfolio at December 31, 2016, and 2015, by type and payment activity:

	December 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$248,637	$123,250	$303,694	$136,922	$7,938	$6,862	$827,303
Nonperforming (2)	798	—	—	—	—	60	858
Total	$249,435	$123,250	$303,694	$136,922	$7,938	$6,922	$828,161

____________
(1) There were $137.0 million of owner-occupied one-to-four family residential loans and $111.6 million of non-owner occupied one-to-four family residential loans classified as performing.
(2) There were $798,000 of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.
(3) Net of LIP.

	December 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$252,776	$122,747	$244,211	$62,103	$7,604	$6,890	$696,331
Nonperforming (2)	996	—	—	—	—	89	1,085
Total	$253,772	$122,747	$244,211	$62,103	$7,604	$6,979	$697,416

_____________
(1) There were $146.2 million of owner-occupied one-to-four family residential loans and $106.5 million of non-owner occupied one-to-four family residential loans classified as performing.
(2) There were $996,000 of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.
(3) Net of LIP.

Impaired loans. The loan portfolio is constantly being monitored by management for delinquent loans and changes in the financial condition of each borrower. When an issue is identified with a borrower and it is determined that the loan needs to be classified as nonperforming and/or impaired, an evaluation of the collateral is performed prior to the end of the financial reporting period and, if necessary, an appraisal is ordered in accordance with the Company’s appraisal policy guidelines. Based on this evaluation, any additional provision for loan loss or charge-offs that may be needed is recorded prior to the end of the financial reporting period.

There were no commitments to advance funds related to impaired loans at December 31, 2016, and 2015.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of loans individually evaluated for impairment at December 31, 2016, and 2015, by the type of loan:

	At December 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,216	$2,475	$—
Non-owner occupied	16,634	16,652	—
Multifamily	1,564	1,564	—
Commercial real estate	2,952	3,029	—
Construction/land	—	—	—
Consumer	103	223	—
Total	23,469	23,943	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	1,896	1,965	51
Non-owner occupied	4,326	4,347	151
Multifamily	—	—	—
Commercial real estate	755	755	26
Construction/land	495	495	81
Consumer	—	—	—
Total	7,472	7,562	309
Total impaired loans:
One-to-four family residential:
Owner occupied	4,112	4,440	51
Non-owner occupied	20,960	20,999	151
Multifamily	1,564	1,564	—
Commercial real estate	3,707	3,784	26
Construction/land	495	495	81
Consumer	103	223	—
Total	$30,941	$31,505	$309
_________________
(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2015
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$3,169	$3,441	$—
Non-owner occupied	23,285	23,310	—
Multifamily	415	414	—
Commercial real estate	2,675	2,857	—
Construction/land	—	—	—
Consumer	132	183	—
Total	29,676	30,205	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	2,120	2,189	85
Non-owner occupied	7,521	7,573	427
Multifamily	1,180	1,180	3
Commercial real estate	2,221	2,222	125
Construction/land	495	495	53
Consumer	76	76	39
Total	13,613	13,735	732
Total impaired loans:
One-to-four family residential:
Owner occupied	5,289	5,630	85
Non-owner occupied	30,806	30,883	427
Multifamily	1,595	1,594	3
Commercial real estate	4,896	5,079	125
Construction/land	495	495	53
Consumer	208	259	39
Total	$43,289	$43,940	$732
_____________
(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of recorded investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2016, 2015 and 2014 by the type of loan:

	Year Ended December 31,
	2016		2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,566	$156	$3,180	$110	$3,302	$158
Non-owner occupied	20,653	1,061	25,350	1,409	29,105	1,762
Multifamily	1,344	106	1,575	30	113	—
Commercial real estate	2,295	253	4,180	187	3,971	291
Construction/land	—	—	—	—	—	—
Consumer	117	12	125	2	81	4
Total	26,975	1,588	34,410	1,738	36,572	2,215

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,026	104	2,131	89	2,975	124
Non-owner occupied	5,520	236	7,801	415	10,395	500
Multifamily	236	—	1,430	77	2,187	147
Commercial real estate	2,192	42	2,817	129	6,036	250
Construction/land	396	17	495	18	496	17
Consumer	30	—	77	3	20	3
Total	10,400	399	14,751	731	22,109	1,041

Total impaired loans:
One-to-four family residential:
Owner occupied	4,592	260	5,311	199	6,277	282
Non-owner occupied	26,173	1,297	33,151	1,824	39,500	2,262
Multifamily	1,580	106	3,005	107	2,300	147
Commercial real estate	4,487	295	6,997	316	10,007	541
Construction/land	396	17	495	18	496	17
Consumer	147	12	202	5	101	7
Total	$37,375	$1,987	$49,161	$2,469	$58,681	$3,256

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings. The following is a summary of information pertaining to TDRs:

	December 31,
	2016	2015
	(In thousands)
Performing TDRs	$30,083	$42,128
Nonaccrual TDRs	174	131
Total TDRs	$30,257	$42,259

The accrual status of a loan may change after it has been classified as a TDR. Management considers the following in determining the accrual status of restructured loans: (1) if the loan was on accrual status prior to the restructuring, the borrower has demonstrated performance under the previous terms, and a credit evaluation shows the borrower’s capacity to continue to perform under the restructured terms (both principal and interest payments), the loan will remain on accrual at the time of the restructuring; (2) if the loan was on nonaccrual status before the restructuring, and the Company’s credit evaluation shows the borrower’s capacity to meet the restructured terms, the loan would remain as nonaccrual for a minimum of six months until the borrower has demonstrated a reasonable period of sustained repayment performance (thereby providing reasonable assurance as to the ultimate collection of principal and interest in full under the modified terms).

The following table presents for the periods indicated TDRs and their recorded investment prior to the modification and after the modification:

	Year Ended December 31,
	2016			2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that occurred during the period:
One-to-four family residential:
Interest only payments with interest rate concession	—	$—	$—	6	$1,439	$1,439
Principal and interest with interest rate concession	19	4,265	4,265	2	426	426
Advancement of maturity date	5	1,121	1,121	2	248	248
Commercial real estate:
Principal and interest with interest rate concession	—	—	—	1	775	775
Advancement of maturity date	1	511	511	2	866	866
Interest-only payments with interest rate concession	1	495	495	1	496	496
Interest-only payments with advancement of maturity date	—	—	—	1	2,004	2,004
Total	26	$6,392	$6,392	15	$6,254	$6,254

At December 31, 2016 and 2015, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

TDRs resulted in no charge-offs to the ALLL for the years ended December 31, 2016 and 2015. For the years ended December 31, 2016 and 2015, there were no payment defaults on loans modified as TDRs within the previous 12 months.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality Indicators. The Company utilizes a nine-point risk rating system and assigns a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension. Credits risk rated 1 through 5 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on the Company’s watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future. Credits classified as special mention are risk rated 6 and possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. Substandard credits are risk rated 7. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. As of December 31, 2016, and 2015, the Company had no loans rated as doubtful or loss.

        The following tables represent a summary of loans at December 31, 2016, and 2015 by type and risk category:

	December 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$245,237	$123,250	$300,655	$136,427	$7,938	$6,674	$820,181
Special mention	2,847	—	3,039	—	—	188	6,074
Substandard	1,351	—	—	495	—	60	1,906
Total	$249,435	$123,250	$303,694	$136,922	$7,938	$6,922	$828,161
 _____________
(1) Net of LIP.

	December 31, 2015
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$247,239	$122,747	$240,402	$61,607	$7,604	$6,702	$686,301
Special mention	3,840	—	3,809	—	—	188	7,837
Substandard	2,693	—	—	496	—	89	3,278
Total	$253,772	$122,747	$244,211	$62,103	$7,604	$6,979	$697,416
______________
(1) Net of LIP.

Certain executive officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties is summarized as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$118	$138	$548
Additions	—	—	—
Change in director or executive status during year	(40)
Repayments	(18)	(20)	(410)
Balance at end of year	$60	$118	$138

Note 4 - Other Real Estate Owned

The following table is a summary of OREO activity for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$3,663	$9,283	$11,465
Loans transferred to OREO	—	141	1,823
Capitalized improvements	—	—	120
Gross proceeds from sale of OREO	(988)	(6,246)	(3,646)
(Loss) gain on sale of OREO	(87)	526	(86)
Market value adjustments	(257)	(41)	(393)
Balance at end of year	$2,331	$3,663	$9,283

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. OREO at December 31, 2016 consisted of $2.3 million in commercial real estate properties and no construction/land properties.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at December 31, 2016, and 2015:

	December 31,
	2016	2015
	(In thousands)
Land	$1,914	$1,914
Buildings and improvements	17,820	17,820
Leasehold improvements	1,352	391
Furniture, fixtures and equipment	3,832	3,638
Computer hardware and software	1,924	1,883
Construction in process	704	235
	27,546	25,881
Less accumulated depreciation and amortization	(9,085)	(8,174)
Total premises and equipment, net	$18,461	$17,707

Depreciation and amortization expense was $1.1 million for the year ended December 31, 2016 and $809,000 and $755,000 for the years ended December 31, 2015 and 2014, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Fair Value of Financial Instruments

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

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability using one of the three valuation techniques. Inputs can be observable or unobservable. Observable inputs are those assumptions that market participants would use in pricing the particular asset or liability. These inputs are based on market data and are obtained from an independent source. Unobservable inputs are assumptions based on the Company’s own information or estimate of assumptions used by market participants in pricing the asset or liability. Unobservable inputs are based on the best and most current information available on the measurement date.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	December 31, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$41,332	$—	$41,332	$—
Freddie Mac	18,009	—	18,009	—
Ginnie Mae	18,634	—	18,634	—
Municipal bonds	13,107	—	13,107	—
U.S. Government agencies	15,857	—	15,857	—
Corporate bonds	22,321	—	22,321	—
Total available-for-sale investments	129,260	—	129,260	—
Derivative fair value asset	1,333	—	1,333	—
	$130,593	$—	$130,593	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$50,321	$—	$50,321	$—
Freddie Mac	26,137	—	26,137	—
Ginnie Mae	13,732	—	13,732	—
Municipal bonds	12,064	—	12,064	—
U.S. Government agencies	13,542	—	13,542	—
Corporate bonds	13,769	—	13,769	—
	$129,565	$—	$129,565	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2016, and 2015.

	December 31, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$30,632	$—	$—	$30,632
OREO	2,331	—	—	2,331
Total	$32,963	$—	$—	$32,963
_______________
(1) Total value of impaired loans is net of $309,000 of specific reserves on performing TDRs.

	December 31, 2015
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$42,557	$—	$—	$42,557
OREO (2)	3,663	—	—	3,663
Total	$46,220	$—	$—	$46,220
________________
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

	December 31, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans	$30,632	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.00%)

OREO	$2,331	Market approach	Appraised value less selling costs	0.0% (0.00%)

	December 31, 2015
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans	$42,557	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 2.1% (0.3%)

OREO	$3,663	Market approach	Appraised value less selling costs	0.0% -13.6% (1.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of financial instruments at December 31, 2016, and 2015, were as follows:

	December 31, 2016		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,779	$5,779	$5,779	$—	$—
Interest-earning deposits	25,573	25,573	25,573	—	—
Investments available-for-sale	129,260	129,260	—	129,260	—
Loans receivable, net	815,043	818,054	—	—	818,054
FHLB stock	8,031	8,031	—	8,031	—
Accrued interest receivable	3,147	3,147	—	3,147	—
Derivative fair value asset	1,333	1,333	—	1,333	—

Financial Liabilities:
Deposits	285,335	285,335	285,335	—	—
Certificates of deposit, retail	356,653	356,723	—	356,723	—
Certificates of deposit, brokered	75,488	75,431	—	75,431	—
Advances from the FHLB	171,500	170,221	—	170,221	—
Accrued interest payable	231	231	—	231	—

	December 31, 2015		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,713	$5,713	$5,713	$—	$—
Interest-earning deposits	99,998	99,998	99,998	—	—
Investments available-for-sale	129,565	129,565	—	129,565	—
Loans receivable, net	685,072	693,480	—	—	693,480
FHLB stock	6,137	6,137	—	6,137	—
Accrued interest receivable	2,968	2,968	—	2,968	—

Financial Liabilities:
Deposits	285,416	285,416	285,416	—	—
Certificates of deposit, retail	323,840	324,135	—	324,135	—
Certificates of deposit, brokered	66,151	66,947	—	66,947	—
Advances from the FHLB	125,500	125,466	—	125,466	—
Accrued interest payable	135	135	—	135	—

Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments:

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash on hand and in banks, interest-bearing deposits, accrued interest receivable, and accrued interest payable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
Derivatives: The fair value of derivatives is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation.

•
Liabilities: The fair value of deposits with no stated maturity, such as statement savings, interest bearing deposits, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using current interest rates for certificates of deposit with similar remaining maturities. The fair value of FHLB advances is estimated based on discounting the future cash flows using current interest rates for debt with similar remaining maturities.

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

Note 7 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Loans receivable	$2,665	$2,467
Investments	478	493
Interest-earning deposits	4	8
	$3,147	$2,968

Note 8 - Deposits

Deposit accounts consisted of the following at December 31, 2016 and 2015:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016	2015
	(In thousands)
Noninterest-bearing	$33,422	$29,392
Interest-bearing demand	18,532	16,261
Statement savings	28,383	28,327
Money market	204,998	211,436
Certificates of deposit, retail	356,653	323,840
Certificates of deposit, brokered	75,488	66,151
	$717,476	$675,407

At December 31, 2016, scheduled maturities of certificates of deposit were as follows:

December 31,	Amount
(In thousands)
2017	$166,014
2018	105,248
2019	107,982
2020	29,000
2021	23,897
thereafter	—
$432,141

Deposits included public funds of $23.7 million and $16.0 million at December 31, 2016 and 2015, respectively.

Certificates of deposit equal to or exceeding the FDIC insured amount of $250,000 included in deposits at December 31, 2016 and 2015, were $91.2 million and $72.5 million, respectively. Interest expense on these certificates totaled $975,000, $769,000, and $821,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Included in deposits are accounts of $9.4 million and $2.1 million at December 31, 2016, and 2015, respectively which are controlled by management, members of the Board of Directors, and related entities.

Interest expense on deposits for the periods indicated was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Interest-bearing demand	$30	$18	$23
Statement savings	47	40	30
Money market	870	603	311
Certificates of deposit, retail	3,934	3,574	4,388
Certificates of deposit, brokered	1,220	1,243	311
	$6,101	$5,478	$5,063

Note 9 - Other Borrowings

At December 31, 2016, and 2015, the Bank maintained credit facilities with the FHLB totaling $375.1 million and $342.5 million, respectively. Outstanding advances totaled $171.5 million at December 31, 2016 and carried a weighted-average interest rate of 0.87%. At December 31, 2015, outstanding advances totaled $125.5 million with a weighted-average interest rate of 0.97%. The credit facility was collateralized by an advance equivalent of $188.8 million of single-family residential mortgages, $200.9 million of commercial real estate loans and $82.4 million of multifamily loans under a blanket lien arrangement at December 31, 2016. At December 31, 2015, the credit facility was collateralized by an advance equivalent of $162.8 million of single-family residential mortgages, $134.1 million of commercial real estate loans, and $68.2 million of multifamily loans under a blanket lien

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrangement. The Bank also had $35.0 million unused line-of-credit facilities with other financial institutions at December 31, 2016, with interest payable at the then stated rate.

The maximum amount outstanding from the FHLB at a month end was $251.5 million during 2016 and $135.5 million during 2015. The average balance of outstanding FHLB advances was $163.9 million for the year ended December 31, 2016 and $133.5 million for the year ended December 31, 2015.

Outstanding advances consisted of the following at December 31, 2016, and 2015:

December 31, 2016
Maturity Date	Principal Balance	Fixed Interest Rate
(Dollars in thousands)
01/2017	$50,000	0.61%
04/2017	20,000	0.87
06/2018	6,500	1.52
11/2018	5,000	1.76
05/2019	10,000	1.70
10/2023	60,000	0.81
12/2023	20,000	0.85
	$171,500

December 31, 2015
Maturity Date	Principal Balance	Fixed Interest Rate
(Dollars in thousands)
03/2016	$34,000	0.81%
05/2016	20,000	0.70
10/2016	10,000	1.02
11/2016	20,000	0.84
04/2017	20,000	0.87
06/2018	6,500	1.52
11/2018	5,000	1.76
05/2019	10,000	1.70
	$125,500

Note 10 - Derivatives

The Company uses a derivative financial instrument, which qualifies as a cash flow hedge, to manage the risk of changes in future cash flows due to interest rate fluctuations. The hedge instrument is a $50.0 million three-month FHLB advance that will be renewed every three months at the fixed interest rate at that time. The agreement has a five year term and stipulates that the counterparty will pay the Company interest at three-month LIBOR and the Company will pay fixed interest of 1.34% on the $50.0 million notional amount. The Company pays or receives the net interest amount quarterly and includes this amount as part of interest expense on the Consolidated Income Statement.

Quarterly, the effectiveness is evaluated of the fluctuation of the interest the Company pays to the FHLB for the hedge instrument as compared to the three-month LIBOR interest received from the counterparty. At December 31, 2016, the fair value of the cash flow hedge of $1.3 million was reported with other assets. The tax effected amount of $866,000 was included in Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statement for the year ended December 31, 2016 related to ineffectiveness.

Fair values for these derivative instruments, which generally change as a result of changes in the level of market interest rates, are estimated based on dealer quotes and secondary market sources.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of derivative instruments as of December 31, 2016 and 2015:

	Balance sheet location	2016 Fair Value	2015 Fair Value
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedge	Other assets	$1,333	—

Total derivatives		$1,333	—

The following table presents the effect of derivative instruments on the Consolidated Statement of Comprehensive Income for the years ended December 31, 2016 and 2015:

	Balance Sheet Location	2016 Amount of Gain Recognized In OCI	2015 Amount of Gain Recognized In OCI
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedge	Other assets	$866	—

Note 11 - Benefit Plans

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

The funding target is the present value of all benefits that have accrued as of the first day of the current plan year (July 1). Because interest rates used to calculate the present value of all benefits (6.09% for 2016 and 6.28% for 2015) is significantly higher than current market rates, the funding target does not represent the Company’s actual liability upon withdrawal from participation in the Pentegra DB Plan, which is significantly larger than the funding target. The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July1:

	2016	2015
Source	Valuation Report	Valuation Report
First Financial Northwest’s Plan(1)	103.7%	102.8%
_________________
(1) Market value of plan assets reflects any contributions received through June 30, 2016, or 2015, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $163.1 million and $190.8 million for the plan years ended June 30, 2015 and June 30, 2014 respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company’s policy is to fund pension costs as accrued.

Total contributions during the years ended December 31, 2016, 2015, and 2014 were:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016		2015		2014
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount

10/7/2016	$40,129	11/25/2015	$540,000	9/25/2014	$8,735
11/23/2016	499,871			11/28/2014	539,932
Total	$540,000	Total	$540,000	Total	$548,667

Supplemental Executive Retirement Plan

The Company has post-employment agreements with certain key officers to provide supplemental retirement benefits. The Company recorded $36,000, $101,000 and $170,000 of deferred compensation expense for the years ended December 31, 2016, 2015, and 2014, respectively.

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment. Under the plan, employee contributions up to 6% will be matched 50% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market, or fixed income plans. The Company contributed $201,000, $192,000 and $161,000 to the plan for the years ended December 31, 2016, 2015, and 2014, respectively.

Employee Stock Ownership Plan

The Company provides an ESOP for the benefit of substantially all employees. The ESOP borrowed $16.9 million from First Financial Northwest and used those funds to acquire 1,692,800 shares of First Financial Northwest’s stock at the time of the initial public offering at a price of $10.00 per share. The loan matures on October 8, 2022 and has a fixed interest rate of 4.88%.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to First Financial Northwest. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.6 million were made by the ESOP during 2016, 2015, and 2014.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

A summary of key transactions for the ESOP for the periods indicated follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
ESOP contribution expense	$1,605	$1,400	$1,216
Dividends on unallocated ESOP shares used to reduce ESOP contribution	183	210	197

Shares held by the ESOP at December 31, 2016 and 2015, are as follows:

	December 31,
	2016	2015
	(Dollars in thousands, except share data)
Allocated shares	1,043,893	931,040
Unallocated shares	648,907	761,760
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$12,809	$10,634

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

In June 2016, First Financial Northwest’s shareholders approved the First Financial Northwest, Inc. 2016 Equity Incentive Plan (“2016 Plan”). This plan provides for the granting of incentive stock options (“ISO”), non-qualified stock options (“NQSO”), restricted stock and restricted stock units until June 2026. The 2016 Plan established 1,400,000 shares available to grant with a maximum of 400,000 of these shares available to grant as restricted stock awards. Each share issued as a restricted stock award counts as two shares towards the total shares available to be awarded.

Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date.

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. As of June 30, 2016, there were 611,756 available stock options and 74,478 available restricted stock awards that are no longer available to be awarded under the 2008 Plan. Restricted stock awards and stock options that were granted under the 2008 Plan will continue to vest and be available for exercise, subject to the 2008 Plan provisions. At December 31, 2016, there were 1,371,896 total shares available for grant under the 2016 Plan, including 385,948 shares available to be granted as restricted stock.

Total compensation expense for the both the 2008 Plan and 2016 Plan for the years ended December 31, 2016, 2015, and 2014 was $622,000, $440,000, and $384,000, respectively. The related income tax benefit was $218,000, $154,000 and $134,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Under the 2016 Plan, the exercise price and vesting period for stock options are determined by the award committee and specified in the award agreement, however, the exercise price shall not be less than the fair market value of a share as of the grant date. Any unexercised stock option will expire 10 years after the award date or sooner in the event of the award recipient’s death, disability, retirement, or termination of service.

A cashless exercise of vested stock options may occur by the option holder surrendering the number of options valued at the current stock price at the time of exercise to cover the total cost to exercise. The surrendered options are canceled and are unavailable for reissue.

The fair value of each option award is estimated on the grant date using a Black-Scholes model that uses the assumptions noted in the table below. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The historical volatility of the Company’s stock price over a specified period of time is used for the expected volatility assumption. First Financial Northwest bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. First Financial Northwest elected to use the “Share-Based Payments” method permitted by the U.S. Securities and Exchange Commission to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at the midpoint.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the periods indicated. There were no stock options granted in 2016.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
Annual dividend yield	N/A	1.77%	1.86%
Expected volatility	N/A	35.30	37.27
Risk-free interest rate	N/A	2.23	2.44
Expected term	N/A	10.0 years	10.0 years
Weighted-average grant date fair value per option granted	N/A	$4.74	$4.13

A summary of the Company’s stock option plan awards activity for the year ended December 31, 2016 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2015	884,260	$10.11
Granted	—	—
Exercised	(260,440)	9.78
Forfeited or expired	(20,000)	12.05
Outstanding at December 31, 2016	603,820	10.19	4.84	$5,766,947
Expected to vest assuming a 3% forfeiture rate over the vesting term	598,750	10.18	4.82	5,723,540
Exercisable at December 31, 2016	434,820	9.80	3.80	4,320,027

As of December 31, 2016, there was $590,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.8 years. There were no stock options granted during the year ended December 31, 2016 under either the 2008 Plan or 2016 Plan.

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

The 2016 Plan authorizes the grant of restricted stock awards subject to vesting periods or terms as defined by the award committee and specified in the award agreement. Restricted stock awards granted in lieu of cash payments for directors’ fees are subject to immediate vesting on the grant date unless the award agreement provides otherwise.

A summary of changes in nonvested restricted stock awards for the year ended December 31, 2016, follows:

Nonvested Shares	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2015	47,800	$8.95
Granted	14,052	12.81
Vested	(35,452)	10.34
Nonvested at December 31, 2016	26,400	9.13

Expected to vest assuming a 3% forfeiture rate over the vesting term	25,608

As of December 31, 2016 there was $177,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.1 years. The total fair value of shares vested during the years ended December 31, 2016, and 2015 were $367,000 and $212,000, respectively.

Note 12 - Federal Income Taxes

The components of income tax expense for the years indicated are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current	$2,164	$717	$254
Deferred	1,548	4,170	5,602
Total income tax expense	$3,712	$4,887	$5,856

A reconciliation of the tax provision based on the statutory corporate rate of 35% during the years ended December 31, 2016, 2015 and 2014 on pretax income is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income tax expense at statutory rate	$4,412	$4,917	$5,790
Income tax effect of:
Tax exempt interest, net	(103)	(38)	(8)
Change in valuation allowance	—	(112)	19
Benefit of lower federal tax bracket	—	(39)	—
Other, net	(597)	159	55
Total income tax expense	$3,712	$4,887	$5,856

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax asset, included in the accompanying consolidated balance sheets, consisted of the following at the dates indicated:

	December 31,
	2016	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$—	$—	$3,052
Charitable contributions	—	7	2
ALLL	3,803	3,257	3,599
Reserve for unfunded commitments	131	187	128
Deferred compensation	592	646	688
Net unrealized loss on investments available-for-sale	557	—	—
Alternative minimum tax credit carryforward	45	1,375	1,939
Employee benefit plans	951	1,051	1,535
Net capital loss on investments	—	—	450
OREO market value adjustments	231	213	414
Accrued expenses	453	510	165
Deferred tax assets before valuation allowance	6,763	7,246	11,972
Valuation allowance	—	—	(450)
Total deferred tax assets	6,763	7,246	11,522
Deferred tax liabilities:
FHLB stock dividends	$552	$1,255	$1,337
Loan origination fees and costs	1,477	870	744
Net unrealized gain on investments available for sale	—	44	432
Derivatives fair value gain	467	—	—
Fixed assets	869	299	472
Other, net	256	222	199
Total deferred tax liabilities	$3,621	$2,690	$3,184
Deferred tax assets, net	$3,142	$4,556	$8,338

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

At December 31, 2016 and 2015, the Company had no net operating loss carryforward. At December 31, 2016, the Company had an alternative minimum tax credit carryforward totaling $45,000, with no expiration date.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  In order to support a conclusion that a valuation allowance is not needed, management evaluates both positive and negative evidence under the “more likely than not” standard. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which the strength of the evidence can be objectively verified. As of December 31, 2016, it was determined the full deferred tax asset would be realized in future periods and a valuation allowance would not be necessary.

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

As of December 31, 2016, according to the most recent notification from the FDIC, the Bank was categorized as well‑capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank’s actual capital amounts and ratios at December 31, 2016, and 2015, are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2016:
Total risk-based capital
Bank only	$130,078	15.61%	$66,662	8.00%	$83,328	10.00%
Parent company	149,890	17.93	66,874	8.00	83,592	10.00

Tier 1 risk-based capital
Bank only	119,652	14.36	49,997	6.00	66,662	8.00
Parent company	139,430	16.68	50,155	6.00	66,874	8.00

Common equity tier 1 capital (“CET1”)
Bank only	119,652	14.36	37,498	4.50	54,163	6.50
Parent company	139,430	16.68	37,616	4.50	54,335	6.50

Tier 1 leverage capital
Bank only	119,652	11.17	42,846	4.00	53,558	5.00
Parent company	139,430	13.02	42,837	4.00	53,546	5.00

December 31, 2015:
Total risk-based capital
Bank only	$121,237	17.62%	$55,058	8.00%	$68,823	10.00%
Parent company	179,551	25.94	55,369	8.00	69,211	10.00

Tier 1 risk-based capital
Bank only	112,613	16.36	41,294	6.00	55,058	8.00
Parent company	170,877	24.69	41,527	6.00	55,369	8.00

Common equity tier 1 capital
Bank only	112,613	16.36	30,970	4.50	44,735	6.50
Parent company	170,877	24.69	31,145	4.50	44,987	6.50

Tier 1 leverage capital
Bank only	112,613	11.61	38,787	4.00	48,484	5.00
Parent company	170,877	17.55	38,952	4.00	48,484	5.00
In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company makes loan commitments, typically unfunded loans and unused lines of credit, to accommodate the financial needs of its customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to extend credit totaled $96.6 million and $66.4 million at December 31, 2016, and 2015, respectively.

Lease Commitments. First Financial Northwest Bank has entered into lease commitments for branch space in Mill Creek, Edmonds, and Renton, all in Washington. The following table sets forth, at December 31, 2016, the Bank’s commitment for future lease payments under our operating leases:

Years Ending December 31,	Future Minimum Lease Payments
2017	$169,000
2018	177,000
2019	185,000
2020	179,000
2021	38,000
Total	$748,000

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

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2016	2015
	(In thousands)
Assets
Cash and cash equivalents	$106	$27
Interest-bearing deposits	13,299	50,311
Investment in subsidiaries	123,267	117,223
Receivable from subsidiaries	1,558	3,178
Deferred tax assets, net	—	23
Other assets	102	106
Total assets	$138,332	$170,868

Liabilities and Stockholders’ Equity
Liabilities:
Payable to subsidiaries	$58	$84
Deferred tax liability, net	17	—
Other liabilities	132	111
Total liabilities	207	195
Stockholders’ equity	138,125	170,673
Total liabilities and stockholders’ equity	$138,332	$170,868

FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$92	$143	$26
Other income	—	2	8
Total operating income	92	145	34
Operating expenses:
Other expenses	1,913	1,440	1,475
Total operating expenses	1,913	1,440	1,475
Loss before provision for federal income taxes and equity in undistributed earnings of subsidiaries	(1,821)	(1,295)	(1,441)
Federal income tax benefit	(701)	(601)	(573)
Loss before equity in undistributed loss of subsidiaries	(1,120)	(694)	(868)
Equity in undistributed earnings of subsidiaries	10,012	9,854	11,555
Net income	$8,892	$9,160	$10,687

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$8,892	$9,160	$10,687
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(10,012)	(9,854)	(11,555)
Dividends received from subsidiary	4,417	6,785	72,300
ESOP, stock options, and restricted stock compensation	27	—	13
Change in deferred tax assets, net	40	1,101	(540)
Change in receivables from subsidiaries	1,578	(1,608)	8
Change in payables to subsidiaries	(26)	(32)	50
Change in other assets	4	(55)	(16)
Changes in other liabilities	21	(8)	(130)
Net cash provided by operating activities	4,941	5,489	70,817
Cash flows from investing activities:
Investments in subsidiaries	—	—	—
ESOP loan repayment	1,171	1,115	1,054
Net cash provided in investing activities	1,171	1,115	1,054
Cash flows from financing activities:
Proceeds from exercise of stock options	298	935	3,611
Proceeds for vested awards	370	282	282
Net share settlement of stock awards	(98)	—	—
Repurchase and retirement of common stock	(40,812)	(18,717)	(17,566)
Dividends paid	(2,803)	(3,237)	(2,938)
Net cash used by financing activities	(43,045)	(20,737)	(16,611)
Net (decrease) increase in cash	(36,933)	(14,133)	55,260
Cash and cash equivalents at beginning of year	50,338	64,471	9,211
Cash and cash equivalents at end of year	$13,405	$50,338	$64,471

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except share data)
Net income	$8,892	$9,160	$10,687
Earnings allocated to participating securities	(21)	(31)	(52)
Earnings allocated to common shareholders	$8,871	$9,129	$10,635

Basic weighted-average common shares outstanding	11,868,278	13,528,393	14,747,086
Dilutive effect of stock options	143,605	136,670	116,624
Dilutive effect of restricted stock grants	16,545	20,919	23,488
Diluted weighted-average common shares outstanding	12,028,428	13,685,982	14,887,198

Basic earnings per share	$0.75	$0.67	$0.72
Diluted earnings per share	$0.74	$0.67	$0.71

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. Options to purchase an additional 60,000, 225,000, and 205,000 shares were not included in the computation of diluted EPS at December 31, 2016, 2015, and 2014, respectively, because the incremental shares under the treasury stock method of calculation resulted in them being antidilutive.

Note 17 - Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last three years.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except share data)
2016
Total interest income	$9,562	$9,896	$10,842	$11,409
Total interest expense	1,781	1,713	1,908	2,105
Net interest income	7,781	8,183	8,934	9,304
(Recapture of provision) provision for loan losses	(100)	600	900	(100)
Net interest income after recapture of provision for loan losses	7,881	7,583	8,034	9,404
Total noninterest income	480	708	673	790
Total noninterest expense	5,773	6,072	5,254	5,850
Income before provision for income taxes	2,588	2,219	3,453	4,344
Provision for federal income tax expense	763	779	847	1,323
Net income	$1,825	$1,440	$2,606	$3,021

Basic earnings per share	$0.14	$0.12	$0.22	$0.29
Diluted earnings per share	$0.14	$0.11	$0.22	$0.29

2015
Total interest income	$9,154	$9,221	$9,358	$9,464
Total interest expense	1,632	1,653	1,694	1,772
Net interest income	7,522	7,568	7,664	7,692
Recapture of provision for loan losses	(100)	(500)	(700)	(900)
Net interest income after recapture of provision for loan losses	7,622	8,068	8,364	8,592
Total noninterest income	91	357	447	384
Total noninterest expense	4,290	4,874	5,381	5,333
Income before provision for income taxes	3,423	3,551	3,430	3,643
Provision for federal income tax expense	1,194	1,183	984	1,526
Net income	$2,229	$2,368	$2,446	$2,117

Basic earnings per share	$0.16	$0.17	$0.18	$0.16
Diluted earnings per share (1)	$0.16	$0.17	$0.18	$0.16

2014
Total interest income	$9,652	$9,695	$9,736	$9,606
Total interest expense	1,598	1,517	1,517	1,609
Net interest income	8,054	8,178	8,219	7,997
Recapture of provision for loan losses	(500)	(100)	(300)	(1,200)
Net interest income after recapture of provision for loan losses	8,554	8,278	8,519	9,197
Total noninterest income	68	88	186	156
Total noninterest expense	4,524	4,702	4,508	4,769
Income before provision (benefit) for income taxes	4,098	3,664	4,197	4,584
Provision for federal income tax expense	1,453	1,297	1,462	1,644
Net income	$2,645	$2,367	$2,735	$2,940

Basic earnings per share (1)	$0.17	$0.16	$0.19	$0.20
Diluted earnings per share (1)	$0.17	$0.16	$0.19	$0.20
(1) Basic and diluted quarterly earnings per share may not equal total for year due to rounding.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Subsequent Events

The Company has received FDIC approval to open a new branch office in the Crossroads area of Bellevue, Washington. The branch will be a leased space in a retail center and is expected to open early in the second quarter of 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2016 under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of our senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2016, First Financial Northwest’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to First Financial Northwest management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

This process includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of First Financial Northwest; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of First Financial Northwest are being made only in accordance with authorizations of management and directors of First Financial Northwest; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of First Financial Northwest’s assets that could have a material effect on the financial statements. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

First Financial Northwest’s management assessed the effectiveness of First Financial Northwest’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, First Financial Northwest’s management believes that, as of December 31, 2016, First Financial Northwest’s internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2016, which is included in Item 8. Financial Statements and Supplementary Data.

(b) Attestation report of the registered public accounting firm.

The “Report of Independent Registered Public Accounting Firm” included in Item 8 of this Annual Report on Form 10‑K is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There were no significant changes in First Financial Northwest’s internal control over financial reporting during First Financial Northwest’s most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, First Financial Northwest’s internal control over financial reporting.

Item 9B. Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2016 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under the section captioned “Proposal 1 - Election of Directors” in First Financial Northwest’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference.

For information regarding the executive officers of First Financial Northwest and the Bank, see the information contained herein under the section captioned “Item 1. Business - Personnel - Executive Officers of the Registrant.”

Audit Committee Financial Expert

At December 31, 2016 our Audit Committee was composed of Directors Roger H. Molvar (Chairman), Richard M. Riccobono (replacing Gary F. Faull effective November 2016) and Joann E. Lee. Each member of the Audit Committee is “independent” as defined in listing standards of The Nasdaq Stock Market LLC. Our Board of Directors has designated Directors Roger H. Molvar and Joann E. Lee as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K. Directors Roger H. Molvar and Joann E. Lee are independent as that term is used in Item 407(d)(5)(i)(B) of SEC’s Regulation S-K.

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

(d)    Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest’s equity compensation plans as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2008 Equity Incentive Plan(1)	603,820	$10.19	—
2016 Equity Incentive Plan (2)	—	—	1,371,896
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	603,820	$10.19	—
___________________
(1) The restricted shares granted under the 2008 Equity Incentive Plan were purchased by First Financial Northwest in open market transactions and subsequently issued to First Financial Northwest’s directors and certain employees. As of December 31, 2016, there were 839,634 restricted shares granted pursuant to the 2008 Equity Incentive Plan.
(2) The shares available for grant under the 2016 Equity Incentive Plan include 385,948 shares of restricted stock. Each share granted as restricted stock reduces the total available shares for grant by two shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item under the sections captioned “Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Transactions with Related Persons,” and “Meetings and Committees of the Board of Directors and Corporate Governance Matters - Corporate Governance - Director Independence” in the Proxy Statement are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item under the section captioned "Proposal 4- Ratification of the appointment of Moss Adams as our independent auditor for 2017” in the Proxy Statement is incorporated herein by reference.

Table of Contents

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Form of Supplemental Executive Retirement Agreement entered into by First Financial Northwest Bank with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements (8)
10.7	Form of restricted stock award agreement (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (3)
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

______________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated November 18, 2016.

(3)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 12, 2016.

(6)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2016.

(8)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 10, 2017	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary F. Kohlwes	Chairman of the Board and Director	March 10, 2017
Gary F. Kohlwes

/s/ Joseph W. Kiley III	President, Chief Executive Officer and Director	March 10, 2017
Joseph W. Kiley III	(Principal Executive Officer)

/s/ Richard P. Jacobson	Chief Financial Officer and Director	March 10, 2017
Richard P. Jacobson	(Principal Financial Officer)

/s/ Christine A. Huestis	Vice President and Controller	March 10, 2017
Christine A. Huestis	(Principal Accounting Officer)

/s/ Gary F. Faull	Director	March 10, 2017
Gary F. Faull

/s/ Joann E. Lee	Director	March 10, 2017
Joann E. Lee

/s/ Roger H. Molvar	Director	March 10, 2017
Roger H. Molvar

/s/ Kevin D. Padrick	Director	March 10, 2017
Kevin D. Padrick

/s/ Daniel L. Stevens	Director	March 10, 2017
Daniel L. Stevens

/s/ Richard M. Riccobono	Director	March 10, 2017
Richard M. Riccobono

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.