Form 10-Q
period 2017-03-31
First Financial Northwest, Inc.
filed 2017-05-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or
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

YES    X   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____
Smaller reporting company _____	Emerging growth company _____
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2017, 11,035,791 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	March 31, 2017	December 31, 2016
Assets
	(Unaudited)
Cash on hand and in banks	$6,066	$5,779
Interest-earning deposits with banks	20,007	25,573
Investments available-for-sale, at fair value	129,662	129,260
Loans receivable, net of allowance of $11,158 and $10,951	838,768	815,043
Federal Home Loan Bank ("FHLB") stock, at cost	8,102	8,031
Accrued interest receivable	3,389	3,147
Deferred tax assets, net	2,907	3,142
Other real estate owned ("OREO")	2,281	2,331
Premises and equipment, net	18,912	18,461
Bank owned life insurance ("BOLI"), net	27,534	24,153
Prepaid expenses and other assets	2,892	2,664
Total assets	$1,060,520	$1,037,584

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$36,190	$33,422
Interest-bearing deposits	698,517	684,054
Total deposits	734,707	717,476
FHLB Advances	171,500	171,500
Advance payments from borrowers for taxes and insurance	4,092	2,259
Accrued interest payable	237	231
Other liabilities	8,235	7,993
Total liabilities	918,771	899,459

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 11,035,791 shares at March 31, 2017, and 10,938,251 shares at December 31, 2016	110	109
Additional paid-in capital	98,186	96,852
Retained earnings, substantially restricted	50,702	48,981
Accumulated other comprehensive loss, net of tax	(1,042)	(1,328)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(6,207)	(6,489)
Total stockholders' equity	141,749	138,125
Total liabilities and stockholders' equity	$1,060,520	$1,037,584

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest income
Loans, including fees	$10,027	$8,727
Investments available-for-sale	845	675
Interest-earning deposits with banks	44	113
Dividends on FHLB stock	82	47
Total interest income	10,998	9,562
Interest expense
Deposits	1,691	1,483
FHLB advances	445	298
Total interest expense	2,136	1,781
Net interest income	8,862	7,781
Provision (recapture of provision) for loan losses	200	(100)
Net interest income after provision (recapture of provision) for loan losses	8,662	7,881
Noninterest income
BOLI income	201	165
Wealth management revenue	140	210
Other	194	105
Total noninterest income	535	480
Noninterest expense
Salaries and employee benefits	4,285	3,774
Occupancy and equipment	480	508
Professional fees	439	468
Data processing	240	190
Gain on sale of OREO property, net	—	(1)
OREO market value adjustments	50	258
OREO related reimbursements, net	(10)	(20)
Regulatory assessments	96	120
Insurance and bond premiums	99	88
Marketing	48	36
Other general and administrative	341	352
Total noninterest expense	6,068	5,773
Income before federal income tax provision	3,129	2,588
Federal income tax provision	785	763
Net income	$2,344	$1,825
Basic earnings per common share	$0.23	$0.14
Diluted earnings per common share	$0.22	$0.14
Basic weighted average number of common shares outstanding	10,319,722	12,744,694
Diluted weighted average number of common shares outstanding	10,504,046	12,905,527
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$2,344	$1,825
Other comprehensive income, before tax:
Gross unrealized holding gains on investments available-for-sale	377	1,443
Tax provision	(132)	(506)
Gain on cash flow hedge	63	—
Tax provision	(22)	—
Other comprehensive income, net of tax	286	937
Total comprehensive income	$2,630	$2,762

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2015	13,768,814	$138	$136,338	$42,892	$(1,077)	$(7,618)	$170,673
Other comprehensive income				1,825	937		2,762
Exercise of stock options	55,673		1,348				1,348
Compensation related to stock options and restricted stock awards			93				93
Allocation of 28,213 ESOP shares			95			283	378
Repurchase and retirement of common stock	(314,087)	(3)	(5,310)				(5,313)
Cash dividend declared and paid ($0.06 per share)				(763)			(763)
Balances at March 31, 2016	13,510,400	$135	$132,564	$43,954	$(140)	$(7,335)	$169,178

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2016	10,938,251	$109	$96,852	$48,981	$(1,328)	$(6,489)	$138,125
Net income				2,344			2,344
Other comprehensive income					286		286
Exercise of stock options	97,540	1	953				954
Compensation related to stock options and restricted stock awards			110				110
Allocation of 28,214 ESOP shares			271			282	553
Cash dividend declared and paid ($0.06 per share)				(623)			(623)
Balances at March 31, 2017	11,035,791	$110	$98,186	$50,702	$(1,042)	$(6,207)	$141,749

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,344	$1,825
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recapture of provision) for loan losses	200	(100)
OREO market value adjustments	50	258
Gain on sale of OREO property, net	—	(1)
Depreciation of premises and equipment	260	251
Amortization of premiums and discounts on investments available-for-sale, net	167	250
Deferred federal income taxes	81	133
Allocation of ESOP shares	553	378
Stock compensation expense	110	93
Change in cash surrender value of BOLI	(201)	(165)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(165)	(237)
Net increase in advance payments from borrowers for taxes and insurance	1,833	1,830
Accrued interest receivable	(242)	(146)
Accrued interest payable	6	(29)
Other liabilities	242	(125)
Net cash provided by operating activities	5,238	4,215
Cash flows from investing activities:
Proceeds from sales of OREO properties	—	1
Proceeds from calls and sales of investments available-for-sale	26	45
Principal repayments on investments available-for-sale	2,790	3,864
Purchases of investments available-for-sale	(3,008)	(8,285)
Net increase in loans receivable	(23,925)	(32,311)
(Purchase) redemption of FHLB stock	(71)	1,306
Purchases of premises and equipment	(711)	(709)
Purchase of BOLI	(3,180)	—
Net cash used by investing activities	(28,079)	(36,089)
Cash flows from financing activities:
Net increase (decrease) in deposits	17,231	(6,851)
Repayments of advances from the FHLB	—	(34,000)
Proceeds from stock options exercises	954	1,348
Repurchase and retirement of common stock	—	(5,313)
Dividends paid	(623)	(763)
Net cash provided (used) by financing activities	17,562	(45,579)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net decrease in cash and cash equivalents	$(5,279)	$(77,453)
Cash and cash equivalents at beginning of period	31,352	105,711
Cash and cash equivalents at end of period	$26,073	$28,258

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$2,130	$1,810
Federal income taxes paid	—	500
Noncash items:
Change in unrealized loss on investments available-for-sale	$377	$1,443
Change in gain on cash flow hedge	63	—

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

First Financial Northwest Bank is headquartered in Renton, Washington, where it has a full-service retail branch as well as a smaller branch located in a commercial development known as the “Landing”. Two additional, smaller branches are located in Mill Creek and Edmonds, both in Snohomish County, Washington. The Bank has received regulatory approval to open two new branches in King County. The first is expected to open in the second quarter of 2017 in the community of Crossroads in Bellevue, Washington, and the second is expected to open in the fourth quarter of 2017 in Bothell, Washington. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

The Bank is a portfolio lender, originating one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Loans are primarily funded by deposits from the general public, supplemented by borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) and deposits raised in the national brokered deposit market.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to First Financial Northwest, Inc. and its consolidated subsidiary First Financial Northwest Bank, unless the context otherwise requires.

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, and the fair value of financial instruments.

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

Certain amounts in the unaudited interim consolidated financial statements for prior periods have been reclassified to conform to the current unaudited financial statement presentation with no effect on consolidated net income or stockholders’ equity.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The standard allows for full retrospective adoption for all periods presented or modified retrospective adoption to only the most current period presented in the financial statements. The cumulative effect of initially applying the standard is recognized at the date of the initial application. Our primary source of revenue is interest income, which is recognized as it is earned and is deemed to be in compliance with this ASU. With respect to noninterest income, the Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date. Accordingly, the Company does not expect implementation of this standard to have a material impact on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments--Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk. In addition, the ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for fiscal years or interim periods that have not yet been issued if adopted at the beginning of the fiscal year. The Company is reviewing our available-for-sale investment portfolio in accordance with the provision of this standard. The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. The effect of the adoption will depend on leases at the time of adoption. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases, the adoption is expected to increase our consolidated balance sheets by less than 5% and not to have a material impact on our regulatory capital ratios.
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments--Credit Losses (Topic 326). This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is evaluating our current expected loss methodology of our loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to our ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. We are evaluating the potential impact adoption of this standard will have on our consolidated financial statements and expect to shortly begin developing and implementing processes and procedures to ensure we are fully compliant with the amendments at the adoption date. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will be unknown.

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

In January 2017, FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). The ASU amends the Codification for SEC staff announcements made at recent Emerging Issues Task Force (EITF) meetings. The SEC guidance that specifically relates to the Company’s consolidated financial statements was from the September 2016 meeting, where the SEC staff expressed their expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance as well as any amendments issued prior to adoption, in particular on revenue (ASU 2014-09), leases (ASU 2016-02) and credit losses on financial instruments (ASU 2016-13) in accordance with Staff Accounting Bulletin Topic 11.M. Registrants are required to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, then additional qualitative disclosures should be considered. The ASU incorporates these SEC staff views into Topic 250 and adds references to that guidance in the transition paragraphs of each of the three new standards. The Company has adopted the amendments in this ASU and appropriate disclosures have been included in this Note for each recently issued accounting standard.

In January 2017, FASB issued ASU No. 2017-04, Intangibles--Goodwill and Other (Topic 350). This ASU simplifies the impairment calculation for subsequent measurement of goodwill by eliminating the step of comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity will evaluate the carrying amount of a reporting unit to its fair value, as if the reporting unit had been acquired in a business combination. An impairment charge should be recognized for the amount that the carrying amount exceeds the fair value, not to exceed the amount of goodwill. The income tax effect should be considered for any tax deductible goodwill when measuring the impairment loss. While the Company does not have any goodwill to recognize from any previous transaction, this ASU will apply to the impairment analysis of goodwill recognized in future transactions. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for reporting periods after January 1, 2017. Adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's consolidated financial statements.

Note 4 - Investments

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Investments available-for-sale are summarized as follows at the dates indicated:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$41,858	$118	$(757)	$41,219
Freddie Mac	17,126	86	(58)	17,154
Ginnie Mae	18,705	36	(591)	18,150
Municipal bonds	13,163	52	(64)	13,151
U.S. Government agencies	15,521	85	(148)	15,458
Corporate bonds	24,505	422	(397)	24,530
Total	$130,878	$799	$(2,015)	$129,662

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$42,060	$126	$(854)	$41,332
Freddie Mac	18,013	95	(99)	18,009
Ginnie Mae	19,133	41	(540)	18,634
Municipal bonds	13,203	11	(107)	13,107
U.S. Government agencies	15,937	75	(155)	15,857
Corporate bonds	22,506	241	(426)	22,321
Total	$130,852	$589	$(2,181)	$129,260

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	March 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$32,840	$(757)	$—	$—	$32,840	$(757)
Freddie Mac	8,013	(58)	—	—	8,013	(58)
Ginnie Mae	16,400	(591)	—	—	16,400	(591)
Municipal bonds	4,019	(64)	—	—	4,019	(64)
U.S. Government agencies	8,440	(148)	—	—	8,440	(148)
Corporate bonds	2,462	(38)	6,141	(359)	8,603	(397)
Total	$72,174	$(1,656)	$6,141	$(359)	$78,315	$(2,015)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$34,763	$(854)	$—	$—	$34,763	$(854)
Freddie Mac	8,343	(99)	—	—	8,343	(99)
Ginnie Mae	16,734	(540)	—	—	16,734	(540)
Municipal bonds	8,815	(107)	—	—	8,815	(107)
U.S. Government agencies	9,000	(153)	1,426	(2)	10,426	(155)
Corporate bonds	3,880	(119)	4,693	(307)	8,573	(426)
Total	$81,535	$(1,872)	$6,119	$(309)	$87,654	$(2,181)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At March 31, 2017 and December 31, 2016, the Company had 46 securities and 53 securities in an unrealized loss position, respectively. At both March 31, 2017 and December 31, 2016, the Company had four securities in an unrealized loss position for 12 months or more. Management reviewed the financial condition of the entities issuing municipal or corporate bonds at March 31, 2017 and December 31, 2016, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2017
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$2,507	$2,520
Due after one year through five years	6,841	6,843
Due after five years through ten years	26,016	26,085
Due after ten years	17,825	17,691
	53,189	53,139
Mortgage-backed investments	77,689	76,523
Total	$130,878	$129,662

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $22.0 million and $22.6 million were pledged as collateral for public deposits at March 31, 2017 and

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2016, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three months ended March 31, 2017, and March 31, 2016, we had calls on investment securities of $26,000, and $45,000, respectively, with no gains or losses. There were no sales of investment securities during the first quarter of 2017 or 2016.

During the three months ended March 31, 2017, we purchased $3.0 million of investment securities, consisting of a $1.0 million fixed rate mortgage-backed security, and a $2.0 million variable rate corporate bond. During the three months ended March 31, 2016, we purchased $8.3 million of investment securities, consisting of a $5.0 million variable rate corporate bond, $1.5 million of fixed rate municipal bonds, and a $1.8 million fixed rate mortgage-backed security.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	March 31, 2017	December 31, 2016
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$135,743	$137,834
Permanent non-owner occupied	113,476	111,601
	249,219	249,435

Multifamily	121,718	123,250

Commercial real estate	317,719	303,694

Construction/land:
One-to-four family residential	58,447	67,842
Multifamily	108,801	111,051
Land	39,687	30,055
	206,935	208,948

Business	10,370	7,938
Consumer	7,878	6,922
Total loans	913,839	900,187

Less:
Loans in process ("LIP")	61,735	72,026
Deferred loan fees, net	2,178	2,167
Allowance for loan and lease losses ("ALLL")	11,158	10,951
Loans receivable, net	$838,768	$815,043

At March 31, 2017, loans totaling $445.2 million were pledged to secure borrowings from the FHLB of Des Moines compared to $472.1 million at December 31, 2016.

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

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended March 31, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,551	$1,199	$3,893	$2,792	$237	$279	$10,951
Charge-offs	—	—	—	—	—	—	—
Recoveries	7	—	—	—	—	—	7
(Recapture) Provision	(16)	(11)	134	(1)	74	20	200
Ending balance	$2,542	$1,188	$4,027	$2,791	$311	$299	$11,158

ALLL by category:
General reserve	$2,357	$1,188	$4,003	$2,791	$311	$299	$10,949
Specific reserve	185	—	24	—	—	—	209

Loans: (1)
Total loans	$249,219	$121,718	$317,719	$145,200	$10,370	$7,878	$852,104
Loans collectively evaluated for impairment (2)	226,884	120,566	314,036	145,200	10,370	7,778	824,834
Loans individually evaluated for impairment (3)	22,335	1,152	3,683	—	—	100	27,270
____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended March 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,028	$1,193	$3,395	$1,193	$229	$425	$9,463
Charge-offs	—	—	—	—	—	(19)	(19)
Recoveries	22	—	104	—	—	1	127
(Recapture) Provision	(210)	(9)	(2)	199	(32)	(46)	(100)
Ending balance	$2,840	$1,184	$3,497	$1,392	$197	$361	$9,471

ALLL by category:
General reserve	$2,389	$1,184	$3,383	$1,336	$197	$323	$8,812
Specific reserve	451	—	114	56	—	38	659

Loans: (1)
Total loans	$256,817	$129,553	$258,946	$71,362	$6,548	$5,972	$729,198
Loans collectively evaluated for impairment (2)	223,549	127,966	254,477	70,867	6,548	5,785	689,192
Loans individually evaluated for impairment (3)	33,268	1,587	4,469	495	—	187	40,006
_____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2017, there were no past due loans. In comparison, past due loans comprised 0.06% of total loans receivable, net of LIP at December 31, 2016. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of March 31, 2017
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$135,743	$135,743
Non-owner occupied	—	—	—	—	113,476	113,476
Multifamily	—	—	—	—	121,718	121,718
Commercial real estate	—	—	—	—	317,719	317,719
Construction/land	—	—	—	—	145,200	145,200
Total real estate	—	—	—	—	833,856	833,856
Business	—	—	—	—	10,370	10,370
Consumer	—	—	—	—	7,878	7,878
Total loans	$—	$—	$—	$—	$852,104	$852,104
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at March 31, 2017.
(2) Net of LIP.

	Loans Past Due as of December 31, 2016
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$304	$—	$169	$473	$137,361	$137,834
Non-owner occupied	—	—	—	—	111,601	111,601
Multifamily	—	—	—	—	123,250	123,250
Commercial real estate	—	—	—	—	303,694	303,694
Construction/land	—	—	—	—	136,922	136,922
Total real estate	304	—	169	473	812,828	813,301
Business	—	—	—	—	7,938	7,938
Consumer	—	—	—	—	6,922	6,922
Total loans	$304	$—	$169	$473	$827,688	$828,161
_________________

(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2016.
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonaccrual Loans. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	March 31, 2017	December 31, 2016
	(In thousands)
One-to-four family residential	$545	$798
Consumer	57	60
Total nonaccrual loans	$602	$858

During the three months ended March 31, 2017, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $9,000. For the three months ended March 31, 2016, foregone interest on nonaccrual loans was $14,000.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	March 31, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$248,674	$121,718	$317,719	$145,200	$10,370	$7,821	$851,502
Nonperforming (3)	545	—	—	—	—	57	602
Total loans	$249,219	$121,718	$317,719	$145,200	$10,370	$7,878	$852,104
_____________

(1)	Net of LIP.

(2)	There were $135.2 million of owner-occupied one-to-four family residential loans and $113.5 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	The $545,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

	December 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$248,637	$123,250	$303,694	$136,922	$7,938	$6,862	$827,303
Nonperforming (3)	798	—	—	—	—	60	858
Total loans	$249,435	$123,250	$303,694	$136,922	$7,938	$6,922	$828,161
_____________

(1) Net of LIP.
(2) There were $137.0 million of owner-occupied one-to-four family residential loans and $111.6 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) The $798,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document. There were no funds committed to be advanced in connection with impaired loans at either March 31, 2017, or December 31, 2016.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	March 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,012	$2,284	$—
Non-owner occupied	14,356	14,374	—
Multifamily	1,152	1,152	—
Commercial real estate	2,932	2,997	—
Consumer	100	146	—
Total	20,552	20,953	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	1,888	1,958	48
Non-owner occupied	4,079	4,101	137
Commercial real estate	751	751	24
Total	6,718	6,810	209
Total impaired loans:
One-to-four family residential:
Owner occupied	3,900	4,242	48
Non-owner occupied	18,435	18,475	137
Multifamily	1,152	1,152	—
Commercial real estate	3,683	3,748	24
Consumer	100	146	—
Total	$27,270	$27,763	$209
_________________

(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2016
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,216	$2,475	$—
Non-owner occupied	16,634	16,652	—
Multifamily	1,564	1,564	—
Commercial real estate	2,952	3,012	—
Consumer	103	148	—
Total	23,469	23,851	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	1,896	1,965	51
Non-owner occupied	4,326	4,347	151
Commercial real estate	755	755	26
Construction/land	495	495	81
Total	7,472	7,562	309
Total impaired loans:
One-to-four family residential:
Owner occupied	4,112	4,440	51
Non-owner occupied	20,960	20,999	151
Multifamily	1,564	1,564	—
Commercial real estate	3,707	3,767	26
Construction/land	495	495	81
Consumer	103	148	—
Total	$30,941	$31,413	$309
_________________

(1) Represents the loan balance less charge-offs.
(2) Contractual loan principal balance.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,114	$31	$2,872	$60
Non-owner occupied	15,495	211	23,108	321
Multifamily	1,358	19	1,001	27
Commercial real estate	2,942	53	2,466	39
Consumer	102	2	122	2
Total	22,011	316	29,569	449

Loans with an allowance:
One-to-four family residential:
Owner occupied	1,892	26	2,116	29
Non-owner occupied	4,203	55	6,587	78
Multifamily	—	—	590	—
Commercial real estate	753	10	2,217	35
Construction/land	248	—	495	5
Consumer	—	—	76	1
Total	7,096	91	12,081	148

Total impaired loans:
One-to-four family residential:
Owner occupied	4,006	57	4,988	89
Non-owner occupied	19,698	266	29,695	399
Multifamily	1,358	19	1,591	27
Commercial real estate	3,695	63	4,683	74
Construction/land	248	—	495	5
Consumer	102	2	198	3
Total	$29,107	$407	$41,650	$597

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At March 31, 2017, the TDR portfolio totaled $26.8 million, of which one loan of $109,000 was on nonaccrual status because it had previously not performed in accordance with the terms of its restructure. As of March 31, 2017, it was current, however it will remain on nonaccrual status until it has performed for six months and is expected to continue to perform. At December 31, 2016, the TDR portfolio totaled $30.3 million, of which one loan of $174,000 was not performing in accordance with the terms of its restructure and was on nonaccrual status.

During the three months ended March 31, 2017, there were no loans modified as TDRs. In comparison, the following table presents loans that were modified as TDRs during the three months ended March 31, 2016, and their recorded investment both before and after the modification:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Principal and interest with interest rate concession	1	$558	$558
Commercial real estate:
Interest-only payments with interest rate concession and advancement of maturity date	1	495	495
Total	2	$1,053	$1,053

At March 31, 2017, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL.

The TDRs that occurred during the three months ended March 31, 2016, included granting the borrower interest rate concessions and advancing the maturity date for a period of time ranging from one to three years. No loans accounted for as TDRs were charged-off to the ALLL for the three months ended March 31, 2017 and 2016.

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three months ended March 31, 2017, and the three months ended March 31, 2016, no loans that had been modified in the previous 12 months defaulted.

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

Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at March 31, 2017 and December 31, 2016.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables represent a summary of loans by type and risk category at the dates indicated:

	March 31, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$245,299	$121,718	$314,698	$145,200	$10,370	$7,633	$844,918
Special mention	2,824	—	3,021	—	—	188	6,033
Substandard	1,096	—	—	—	—	57	1,153
Total loans	$249,219	$121,718	$317,719	$145,200	$10,370	$7,878	$852,104
 _____________

(1) Net of LIP.

	December 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$245,237	$123,250	$300,655	$136,427	$7,938	$6,674	$820,181
Special mention	2,847	—	3,039	—	—	188	6,074
Substandard	1,351	—	—	495	—	60	1,906
Total loans	$249,435	$123,250	$303,694	$136,922	$7,938	$6,922	$828,161
  _____________

(1) Net of LIP.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$2,331	$3,663
Loans transferred to OREO	—	—
Gross proceeds from sale of OREO	—	(1)
Gain on sale of OREO	—	1
Market value adjustments	(50)	(258)
Balance at end of period	$2,281	$3,405

There were no sales of OREO properties during the three months ended March 31, 2017. During this period, the Bank recognized a $50,000 market value adjustment on a property in Kitsap County that had a book value of $506,000 prior to the valuation adjustment as a result of signing a sale contract on this property. The sale subsequently closed in April 2017. OREO at March 31, 2017 consisted of $2.3 million in commercial real estate properties.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at March 31, 2017 and December 31, 2016:

	Fair Value Measurements at March 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$41,219	$—	$41,219	$—
Freddie Mac	17,154	—	17,154	—
Ginnie Mae	18,150	—	18,150	—
Municipal bonds	13,151	—	13,151	—
U.S. Government agencies	15,458	—	15,458	—
Corporate bonds	24,530	—	24,530	—
Total available-for-sale investments	129,662	—	129,662	—
Derivative fair value asset	1,396	—	1,396	—
	$131,058	$—	$131,058	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at December 31, 2016
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

The tables below present the balances of assets measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016:

	Fair Value Measurements at March 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$27,061	$—	$—	$27,061
OREO	2,281	—	—	2,281
Total	$29,342	$—	$—	$29,342
_____________

(1)	Total fair value of impaired loans is net of $209,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$30,632	$—	$—	$30,632
OREO	2,331	—	—	2,331
Total	$32,963	$—	$—	$32,963
_____________

(1)    Total fair value of impaired loans is net of $309,000 of specific reserves on performing TDRs.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis. Inputs used in the collateral value method include appraised values, less estimated costs to sell. Some of these inputs may not be observable in the marketplace. Appraised values may be discounted based on management’s knowledge of the marketplace, subsequent changes in market conditions, or management’s knowledge of the borrower.

OREO properties are measured at the lower of their carrying amount or fair value, less estimated costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$27,061	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.00%)

OREO	$2,281	Market approach	Appraised value less selling costs	0.0% - 9.94% (2.16%)

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$30,632	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.00%)

OREO	$2,331	Market approach	Appraised value less selling costs	0.0% (0.00%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2017
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$6,066	$6,066	$6,066	$—	$—
Interest-earning deposits with banks	20,007	20,007	20,007	—	—
Investments available-for-sale	129,662	12,662	—	12,662	—
Loans receivable, net	838,768	840,069	—	—	840,069
FHLB stock	8,102	8,102	—	8,102	—
Accrued interest receivable	3,389	3,389	—	3,389	—
Derivative fair value asset	1,396	1,396	—	1,396	—

Financial Liabilities:
Deposits	303,767	303,767	303,767	—	—
Certificates of deposit, retail	355,452	355,411	—	355,411	—
Certificates of deposit, brokered	75,488	75,747	—	75,747	—
Advances from the FHLB	171,500	168,491	—	168,491	—
Accrued interest payable	237	237	—	237	—

	December 31, 2016
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,779	$5,779	$5,779	$—	$—
Interest-earning deposits with banks	25,573	25,573	25,573	—	—
Investments available-for-sale	129,260	129,260	—	129,260	—
Loans receivable, net	815,043	818,054	—	—	818,054
FHLB stock	8,031	8,031	—	8,031	—
Accrued interest receivable	3,147	3,147	—	3,147	—
Derivative fair value asset	1,333	1,333	—	1,333	—

Financial Liabilities:
Deposits	285,335	285,335	285,335	—	—
Certificates of deposit, retail	356,653	356,723	—	356,723	—
Certificates of deposit, brokered	75,488	75,431	—	75,431	—
Advances from the FHLB	171,500	170,221	—	170,221	—
Accrued interest payable	231	231	—	231	—

Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments:

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash on hand and in banks, interest-earning deposits with banks, FHLB stock, accrued interest receivable, accrued interest payable, and investment transactions payable. FHLB stock is not publicly-traded, however

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB’s discretion. The fair value is therefore equal to the book value.

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

•
Liabilities: The fair value of deposits with no stated maturity, such as statement savings, interest-bearing checking and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using current interest rates for certificates of deposit with similar remaining maturities. The fair value of FHLB advances is estimated based on discounting the future cash flows using current interest rates for debt with similar remaining maturities.

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

Note 8 - Derivatives

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

Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the hedge instrument as compared to the three-month LIBOR interest received from the counterparty. At March 31, 2017, the fair value of the cash flow hedge of $1.4 million was reported with other assets. The tax effected amount of $908,000 was included in Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statement for the quarters ended March 31, 2017 or 2016 related to ineffectiveness.

Fair value for this derivative instrument, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of this derivative instrument as of March 31, 2017 and December 31, 2016:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Balance Sheet Location	Fair Value at March 31, 2017	Fair Value at December 31, 2016
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other Assets	$1,396	$1,333

Total derivatives		$1,396	$1,333

The following table presents the effect of this derivative instrument on the Consolidated Statement of Comprehensive Income for the quarters ended March 31, 2017 and 2016:

	Balance Sheet Location	Amount Recognized in OCI at March 31, 2017	Amount Recognized in OCI at December 31, 2016
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other assets	$908	$866

Note 9 - Stock-Based Compensation

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

Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date unless the award agreement provides otherwise.

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. As of June 30, 2016, there were 611,756 available stock options and 74,478 available restricted stock awards that are no longer available to be awarded under the 2008 Plan. Restricted stock awards and stock options that were granted under the 2008 Plan will continue to vest and be available for exercise, subject to the 2008 Plan provisions. At March 31, 2017, there were 1,371,896 total shares available for grant under the 2016 Plan, including 385,948 shares available to be granted as restricted stock.

For the three months ended March 31, 2017 and 2016, total compensation expense for the Plan was $110,000, and $93,000, respectively, and the related income tax benefit was $39,000 and $32,000, respectively.

Stock Options

Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest’s common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options will expire ten years after the grant date or sooner in the event of the award recipient’s death, disability or termination of service with the Company or the Bank.

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

Under certain conditions, a cashless exercise of vested stock options may occur by the option holder surrendering the number of options valued at the current stock price at the time of exercise to cover the total cost to exercise. The surrendered options are canceled and are unavailable for reissue.

A summary of the Company’s stock option plan awards and activity for the three months ended March 31, 2017, follows:

	For the Three Months Ended March 31, 2017
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2017	603,820	$10.19		$—
Exercised	(97,540)	9.78		—
Outstanding at March 31, 2017	506,280	10.27	5.24	3,747,449
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	501,210	10.26	5.21	3,714,537
Exercisable at March 31, 2017	337,280	9.81	4.22	2,650,359

As of March 31, 2017, there was $524,791 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.57 years. There were no stock options granted during the three months ended March 31, 2017 under either the 2008 Plan or 2016 Plan.

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

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2017, follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended March 31, 2017
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	26,400	$9.13
Granted	—
Vested	—
Canceled	—
Forfeited	—
Nonvested at March 31, 2017	26,400	9.13
Expected to vest assuming a 3% forfeiture rate over the vesting term	25,608

As of March 31, 2017, there was $132,188 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 0.91 years.

Note 10 - Earnings Per Share

Per the provisions of FASB ASC 260, Earnings Per Share, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. ESOP shares are considered outstanding for basic and diluted earnings per share when the shares are committed to be released. Certain of the Company’s nonvested restricted stock awards qualify as participating securities.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except share data)
Net income	$2,344	$1,825
Less: Earnings allocated to participating securities	(5)	(6)
Earnings allocated to common shareholders	$2,339	$1,819

Basic weighted average common shares outstanding	10,319,722	12,744,694
Dilutive stock options	171,028	144,521
Dilutive restricted stock grants	13,296	16,312
Diluted weighted average common shares outstanding	10,504,046	12,905,527

Basic earnings per share	$0.23	$0.14
Diluted earnings per share	$0.22	$0.14

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2017, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the three months ended March 31, 2016, options to purchase an additional 60,000 shares of common stock, respectively, were excluded as their effect would be anti-dilutive.

Note 11 - Subsequent Events

Branch Acquisition

On April 10, 2017, the Company announced that the Bank had entered into a definitive agreement to purchase four bank branches in King and Snohomish counties. The Bank will assume approximately $102 million in deposits associated with the branches, based on deposits as of December 31, 2016, for a deposit premium of 3.125%, based on the deposit balance at the time the transaction closes. The agreement does not include the purchase of any loans. At the closing of the proposed transaction, the Bank will take ownership of a building and land for one branch and assume the leases for three other branches.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto, including our pending branch purchase; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Overview

First Financial Northwest Bank (“the Bank”) is a wholly-owned subsidiary of First Financial Northwest, Inc. (“the Company”) and, as such, comprises substantially all of the activity for First Financial Northwest, Inc. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and smaller branch in Renton, Washington, and two smaller branches located in Mill Creek and Edmonds, Washington. The addition of branch locations, together with improved technology from the conversion to a new core data processor in 2015 have allowed the Bank to better meet the needs of our customers and broaden the demographics of our customer base. The Bank has received regulatory approval to open a new branch office in the community of Crossroads in Bellevue, Washington in the second quarter of 2017 and another at The Junction, a new, mixed use development in Bothell, Washington in the fourth quarter of 2017. The branches will be leased spaces in retail centers.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. With the current low interest rate environment, we are not aggressively pursuing longer term assets, but rather are focused on financing shorter term loans, in particular construction/land loans. Recently, improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain areas in the Puget Sound region have resulted in our significantly increasing originations of construction loans for properties located in our market area. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on one-to-four family residential loans to builders known to us. On a limited basis, we also will provide multifamily loans to developers with proven success in this type of construction. In addition, we have geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans that are outside of our primary market area. We have a loan officer with extensive experience in California to further support our efforts to geographically diversify our loan portfolio through direct loan originations, loan participations, or loan purchases.

In support of our strategic growth plan, the Bank has developed a national line of business to originate and service aircraft loans. These loans are collateralized by new or used, single-engine piston aircraft to light jets for business or personal use for which industry accepted valuation resources have demonstrated an acceptable valuation history. As we grow our aircraft loan portfolio, we anticipate these loans will range in size from $250,000 to $8.0 million and the primary focus of our underwriting guidelines will be on the asset value of the collateral rather than emphasis on the ability of the borrower to repay the loan. We began originating aircraft loans in the fourth quarter of 2016. At March 31, 2017, our business loans included $2.8 million in fixed rate aircraft loans.

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

An offset to net interest income is the provision for loan losses which is required to establish the allowance for loan and lease losses (“ALLL”) at a level that adequately provides for probable losses inherent in our loan portfolio. As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our ALLL may increase, resulting in a decrease to net interest income. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any increase to ALLL due to loan growth or an increase in probable loan losses.

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

Critical Accounting Policies

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or by using different assumptions. These policies govern the ALLL, the valuation of OREO, and the calculation of deferred taxes, fair values, and other-than-temporary impairments on the market value of investments and derivatives. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2016 Form 10-K. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the 2016 Form 10-K.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total assets were $1.1 billion at March 31, 2017, an increase of 2.2%, from $1.0 billion at December 31, 2016. The following table details the $22.9 million net change in the composition of our assets at March 31, 2017 from December 31, 2016.

	Balance at March 31, 2017	Change from December 31, 2016	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$6,066	$287	5.0%
Interest-earning deposits with banks	20,007	(5,566)	(21.8)
Investments available-for-sale, at fair value	129,662	402	0.3
Loans receivable, net	838,768	23,725	2.9
Premises and equipment, net	18,912	451	2.4
FHLB stock, at cost	8,102	71	0.9
Accrued interest receivable	3,389	242	7.7
Deferred tax assets, net	2,907	(235)	(7.5)
OREO	2,281	(50)	(2.1)
BOLI, net	27,534	3,381	14.0
Prepaid expenses and other assets	2,892	228	8.6
Total assets	$1,060,520	$22,936	2.2%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, decreased by $5.6 million from December 31, 2016 to March 31, 2017 as these funds were partially utilized in the three months ended March 31, 2017 to fund new loan originations.

Investments available-for-sale. Our investments available-for-sale portfolio remained relatively stable during the first three months of 2017 with an increase of $402,000 during this period. We purchased a $1.0 million Fannie Mae security and a $2.0 million subordinated debt security that offset principal paydowns received of $2.8 million during the first quarter of 2017. At March 31, 2017, corporate bonds issued by financial institutions represented $24.5 million, or 18.9% of our investments available-for-sale and municipal bonds represented $13.2 million, or 10.1% of our investments available-for-sale. In addition, the Bank had partial calls of $5,000 on a taxable municipal security and $21,000 on a U.S. government agency security.

The net unrealized loss of our investments available-for-sale had a pre-tax decrease of $377,000 during the three months ended March 31, 2017 as a result of a net improvement in the market value of the underlying securities in our portfolio.

The effective duration of the investments available-for-sale at March 31, 2017, was 3.8% as compared to 4.0% at December 31, 2016. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $23.7 million during the first three months of 2017 to $838.8 million at March 31, 2017. The following table details the types of commercial real estate, multifamily and construction and development loans in our portfolio. We routinely monitor the concentrations of our commercial and construction loans to achieve our goal of maintaining compliance with internally established concentration guidelines. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non-residential, and construction, should not exceed 550% of total risk-based capital. Construction/land loans are further limited to 100% of total risk-based capital. At March 31, 2017, the Bank’s concentrations were 441.2% for total commercial real estate loans and 111.7% for total construction/land loans. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws, as well as loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates in order to achieve our goal of compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary.  Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL.  The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review. The following table presents a breakdown of our loan portfolio by collateral type at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Multifamily real estate:
Other multifamily	$113,877	$115,372
Micro-unit apartments	7,841	7,878
Total multifamily	121,718	123,250

Commercial real estate:
Office	101,369	101,688
Retail	105,233	106,294
Storage	35,290	34,816
Mobile home park	20,519	20,689
Warehouse	21,575	15,338
Other non-residential	33,733	24,869
Total commercial real estate	317,719	303,694

Construction/land:
Land	39,687	30,055
One-to-four family residential	58,447	67,842
Multifamily	108,801	111,051
Total construction/land	206,935	208,948
Total commercial, multifamily and construction/land loans	$646,372	$635,892

During the first three months of 2017, total construction/land loans decreased by $2.0 million as compared to December 31, 2016. The LIP related to these loans decreased by $10.3 million as disbursements on existing loans exceeded the unfunded portion of new loan originations. Included in total construction/land loans at March 31, 2017 are $67.7 million of multifamily loans and $2.6 million of one-to-four family loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth, the Bank will utilize loan participations or loan purchases within Washington or in the Western United States. The Bank goal with respect to participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the three months ended March 31, 2017, the Bank purchased participation interests in two commercial real estate loans in Washington and California for a total of $12.8 million.

The majority of our loan portfolio continues to be focused in our primary market area, however we are also seeking geographic diversification. Through loan purchases and by loan originations initiated by our California employee, we have acquired loans secured by collateral located in Arizona, California, Colorado, Oregon, and Utah. At March 31, 2017, total loans secured by collateral located in California represented 1.7% of our total loans, net of LIP and total loans secured by collateral located outside the states of California and Washington represented 4.6% of our total loans, net of LIP. The following table details geographic concentrations in our loan portfolio, net of LIP:

	At March 31, 2017
	One-to-four family residential	Multifamily	Commercial real estate	Construction/land	Business	Consumer	Total
	(In thousands)
King County	$186,232	$75,249	$161,609	$126,467	$7,520	$6,820	$563,897
Pierce County	38,130	14,662	33,578	2,460	—	739	89,569
Snohomish County	10,305	2,203	30,390	13,866	90	241	57,095
Kitsap County	2,267	1,544	830	118	—	78	4,837
California	—	—	14,074	—	460	—	14,534
Other Washington Counties	12,165	16,516	51,842	2,289	—	—	82,812
Outside Washington and California	120	11,544	25,396	—	2,300	—	39,360
Total loans, net of LIP	$249,219	$121,718	$317,719	$145,200	$10,370	$7,878	$852,104

Our five largest borrowing relationships, which represent 10.5% of our net loans, increased by $8.1 million to $87.6 million at March 31, 2017 from $79.5 million at December 31, 2016. The total number of loans represented by this group of borrowers increased to 36 loans at March 31, 2017 from 23 loans at December 31, 2016. At March 31, 2017, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio. The following table details our five largest lending relationships at March 31, 2017:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/ Land	Aggregate Balance of Loans (3)
	(Dollars in thousands)
Real estate investor	3	$565	$—	$—	$22,000	$22,565
Real estate investor	17	—	17,502	836	—	18,338
Real estate investor	7	476	—	15,615	—	16,091
Real estate investor	4	—	—	15,576	—	15,576
Real estate investor	5	464	—	14,572	—	15,036
Total	36	$1,505	$17,502	$46,599	$22,000	$87,606
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)
$940,000 of the one-to-four family residential loans for these borrowers are for owner occupied properties while $565,000 is for non-owner occupied. The commercial real estate loans are for non-owner occupied properties.

(3)	Net of LIP.

The ALLL increased to $11.2 million at March 31, 2017, from $11.0 million at December 31, 2016, and represented 1.3% of total loans receivable, net of LIP at both March 31, 2017 and December 31, 2016. The ALLL consists of two components, the general allowance and the specific reserves. The increase in the ALLL, primarily a result of growth in our loan portfolio, consisted of a $307,000 increase in the general reserve and a $100,000 decrease in the specific reserves. For additional information, see “Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016 - Provision for Loan Losses” discussed below.

We believe that the ALLL at March 31, 2017, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

As we work with our borrowers that face difficult financial circumstances, we explore various options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). These modifications have included a reduction in interest rate on the loan for a period of time, advancing the maturity date of the loan, or allowing interest-only payments for a specific time frame. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is considered to be in the Bank’s best interest.

The following table presents a breakdown of our TDRs at the dates indicated:

	March 31, 2017	December 31, 2016	Three Month Change
	(Dollars in thousands)
Nonperforming TDRs:
One-to-four family residential	$109	$174	$(65)
Total nonperforming TDRs	109	174	(65)

Performing TDRs:
One-to-four family residential	21,790	24,274	(2,484)
Multifamily	1,152	1,564	(412)
Commercial real estate	3,683	4,202	(519)
Consumer	43	43	—
Total performing TDRs	26,668	30,083	(3,415)
Total TDRs	$26,777	$30,257	$(3,480)
% TDRs classified as performing	99.6%	99.4%

Our TDRs decreased $3.5 million at March 31, 2017, compared to December 31, 2016, as a result of principal repayments and loan payoffs. At March 31, 2017, one TDR was on nonaccrual status although current on its payments. There were no committed but undisbursed funds in connection with our TDRs and impaired loans. The largest TDR relationship at March 31, 2017, totaled $8.9 million and was comprised of $8.1 million in one-to-four family residential rental properties and $751,000 in owner occupied commercial property, all located in King County.

Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2017, there were no past due loans. At December 31, 2016, past due loans comprised 0.06% of total loans receivable.
Nonperforming assets decreased to $2.9 million at March 31, 2017, compared to $3.2 million at December 31, 2016. The following table presents detailed information on our nonperforming assets at the dates indicated:

	March 31, 2017	December 31, 2016	Three Month Change
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$545	$798	$(253)
Consumer	57	60	(3)
Total nonperforming loans	602	858	(256)

OREO	2,281	2,331	(50)
Total nonperforming assets (1)	$2,883	$3,189	$(306)

Nonperforming assets as a percent of total assets	0.27%	0.31%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 99.6% of our TDRs were performing in accordance with their restructured terms at March 31, 2017. The remaining 0.4% of TDRs at March 31, 2017, that were nonperforming are reported above as nonperforming loans.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Nonaccrual loans decreased to $602,000 at March 31, 2017, from $858,000 December 31, 2016. During the first three months of 2017, one loan with a $62,000 balance was returned to accrual status as a result of consistent payments for a period of time and demonstration of the ability to continue making payments. Further reductions in nonperforming loans was a result of $194,000 in principal payments and payoffs of nonaccrual loans during this period. There were no charge-offs or loans added to nonaccrual status.

The three largest nonaccrual loans in the loan portfolio at March 31, 2017, included a $291,000 owner occupied single family residence in Snohomish County, a $135,000 owner occupied single family residence in King County, and a $109,000 owner occupied single family residence in King County. Each of these loans is current on its loan payments.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the continued improved ratio of our nonperforming assets as a percent of total assets, which declined to 0.27% at March 31, 2017, compared to 0.31% at December 31, 2016.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At March 31, 2017, and December 31, 2016, OREO was $2.3 million. During the three months ended March 31, 2017, a $50,000 market valuation adjustment was taken on a property for which we had entered into a sale contract. The sale of this property subsequently closed in April 2017.

The three largest OREO properties at March 31, 2017, were an office building valued at $837,000 located in Pierce County, a retail building valued at $505,000 in Mason County, and undeveloped land valued at $456,000 in Kitsap County, which subsequently sold.

The following table presents a breakdown of our OREO by county and number of properties at March 31, 2017:

	County			Total OREO	Number of Properties	Percent of Total OREO
	Pierce	Kitsap	Mason
	(Dollars in thousands)
OREO:
Commercial real estate (1)	$1,320	$456	$505	$2,281	5	100.0%
Total OREO	$1,320	$456	$505	$2,281	5	100.0%

(1) Of the five properties classified as commercial real estate, two are office/retail buildings and three are undeveloped lots.

Deposits. During the first three months of 2017, deposits increased $17.2 million to $734.7 million at March 31, 2017, compared to $717.5 million at December 31, 2016. Deposit accounts consisted of the following:

	March 31, 2017	Change from December 31, 2016	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$36,190	$2,768	8.3%
Interest-bearing checking	21,584	3,052	16.5
Statement savings	27,415	(968)	(3.4)
Money market	218,578	13,580	6.6
Certificates of deposit, retail	355,452	(1,201)	(0.3)
Certificates of deposit, brokered	75,488	—	—
	$734,707	$17,231	2.4

The increase during the first three months of 2017 was predominantly in retail deposits reflecting our strategy to grow our core deposits. Growth occurred in both our noninterest-bearing and interest-bearing checking accounts and money market accounts as we pursue these sources of lower cost funding.

Our portfolio of brokered certificates of deposits remained at $75.5 million at March 31, 2017, unchanged from December 31, 2016. We may add to our portfolio of these brokered deposits as a source of additional funding in future periods. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of 16 to 46 months, along with the enhanced call features of these deposits, assist us in our efforts to manage interest rate risk.

At March 31, 2017 and December 31, 2016, we held $23.8 million and $23.7 million in public funds, respectively, nearly all of which were retail certificates of deposit.

Advances. We use advances from the FHLB as an alternative funding source to reduce interest rate risk and to leverage our balance sheet. Total FHLB advances at March 31, 2017 and December 31, 2016 were $171.5 million. At March 31, 2017, the Bank held $20.0 million in borrowings that are due in less than one year and $21.5 million in borrowings that are due in one to three years. Included in our total advances at that date is a $50.0 million three-month fixed-rate advance designated as a hedge instrument in a cash flow hedge, as described below. In addition, at March 31, 2017, the Bank held an $80.0 million Member Option Variable Rate advance that reprices monthly and allows prepayment without penalties on the repricing date.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank entered into a five-year, $50 million notional, pay fixed, receive floating cash flow hedge or interest rate swap with a qualified institution on October 25, 2016. Under the terms of the agreement, the Bank will pay a fixed rate of 1.34% for five years and, will in turn, receive an interest payment based on the three-month LIBOR index, which resets quarterly. Concurrently, the Bank borrowed a $50.0 million fixed rate three-month advance that will be renewed quarterly at the fixed interest rate in effect at that time. Effectiveness of the swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At March 31, 2017, we recognized a $1.4 million fair value asset as a result in the increase in the market value of the hedge agreement.

Stockholders’ Equity. Total stockholders’ equity increased $3.6 million during 2017 to $141.7 million at March 31, 2017, from $138.1 million at December 31, 2016. Additional paid-in capital increased $1.3 million as a result of the exercise of stock options for 97,540 shares during the three months ended March 31, 2017. Also contributing to the increase, retained earnings increased $1.7 million during the three months ended March 31, 2017, as a result of $2.3 million in net income partially offset by $623,000 paid out in shareholder dividends.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended March 31,
	2017	2016

Dividend declared per common share	$0.06	$0.06
Dividend payout ratio (1)	26.1%	42.0%
______________
(1) Dividends paid per common share divided by basic earnings per common share

The Company had a share repurchase plan in effect from September 16, 2016 through March 17, 2017, however no shares were repurchased under this plan in 2017. Of the 1,500,000 shares authorized as part of this plan, 1,133,777 were repurchased.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. Net income for the three months ended March 31, 2017 was $2.3 million, or $0.22 per diluted share as compared to net income of $1.8 million, or $0.14 per diluted share for the quarter ended March 31, 2016. The $519,000 increase in net income during the first quarter of 2017 was primarily a result of increases in net interest income and noninterest income partially offset by increases in the provision for loan losses and in noninterest expense.

Net Interest Income. Net interest income for the quarter ended March 31, 2017 increased $1.1 million to $8.9 million, as compared to $7.8 million for the first quarter in 2016, due to the $1.4 million increase in our interest income partially offset by a $355,000 increase in interest expense.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended March 31, 2017 Compared to March 31, 2016 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(455)	$1,755	$1,300
Investments available-for-sale	177	(7)	170
Interest-earning deposits with banks	13	(82)	(69)
FHLB stock	19	16	35
Total net change in income on interest-earning assets	(246)	1,682	1,436

Interest-bearing liabilities:
Interest-bearing checking	11	1	12
Money market	72	(1)	71
Certificates of deposit, retail	77	89	166
Certificates of deposit, brokered	(95)	54	(41)
Advances from the FHLB	29	118	147
Total net change in expense on interest-bearing liabilities	94	261	355
Total net change in net interest income	$(340)	$1,421	$1,081

The $1.3 million increase in loan interest income during the first quarter of 2017, as compared to the same period in 2016, was a result of a $138.1 million increase in the average outstanding loan balance partially offset by a decrease in the average loan yield of 22 basis points. Higher yielding loans continue to be repaid while new loan originations are at lower rates, reflecting the relatively low interest rate environment.

During the first quarter of 2017, interest income from our investments available-for-sale increased by $170,000 as compared to the same period in 2016. The average balance of our investments available-for-sale for the three months ended March 31, 2017 decreased by $1.3 million as compared to the same period last year as sales and paydowns outpaced purchases of new investments. As a result of restructuring our available-for-sale investment portfolio through the sales of lower yielding investment securities, and utilizing the proceeds received to purchase higher yielding, long-term investment securities last year, our yield on these assets increased by 56 basis points for the three months ended March 31, 2017, as compared to the same period in 2016.

Partially offsetting the increase in interest income, interest expense increased by $355,000 for the three months ended March 31, 2017, as compared to the same period in 2016. The average balance of our interest-bearing liabilities increased $92.6 million over the last year to support the growth in our financial assets. The average balance of deposits increased by $44.0 million for the three months ended March 31, 2017 as compared to the same period in 2016, including growth in retail certificates of deposit of $31.8 million, brokered certificates of deposit of $10.1 million, interest-bearing checking accounts of $2.5 million and statement savings of $1.1 million. These increases were partially offset by a decrease of $1.4 million in the average balance of our money market accounts as funds deposited in 2016 for short-term construction development accounts were withdrawn in support of their respective projects. In further support of our asset growth, average borrowings at the FHLB increased by $48.6 million for the three months ended March 31, 2017, as compared to March 31, 2016. The average cost of both our deposits and FHLB borrowings increased by seven basis points for the three months ended March 31, 2017, as compared to the same period in 2016

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended March 31, 2017 and 2016. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$825,251	$10,027	4.93%	$687,102	$8,727	5.15%
Investments available-for-sale	128,993	845	2.66	130,332	675	2.10
Interest-earning deposits with banks	24,233	44	0.74	88,383	113	0.52
FHLB stock	8,034	82	4.14	6,034	47	3.16
Total interest-earning assets	986,511	10,998	4.52	911,851	9,562	4.25
Noninterest earning assets	59,962			58,580
Total average assets	$1,046,473			$970,431

Liabilities and Stockholders' Equity
Interest-bearing checking	$19,481	$16	0.33%	$16,988	$4	0.10%
Statement savings	28,072	11	0.16	27,018	11	0.17
Money market	209,843	283	0.55	211,197	212	0.41
Certificates of deposit, retail	355,414	1,072	1.22	323,659	906	1.14
Certificates of deposit, brokered	75,488	309	1.66	65,420	350	2.17
Advances from the FHLB	171,500	445	1.05	122,884	298	0.98
Total interest-bearing liabilities	859,798	2,136	1.01	767,166	1,781	0.94
Noninterest bearing liabilities	46,129			32,814
Average equity	140,546			170,451
Total average liabilities and equity	$1,046,473			$970,431
Net interest income		$8,862			$7,781
Net interest margin			3.64%			3.46%

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

During the quarter ended March 31, 2017, management evaluated the adequacy of the ALLL and concluded that additional provision for loan losses in the amount of $200,000 was appropriate for the quarter. For the quarter ended March 31, 2016, a $100,000 recapture of the provision for loan losses was recorded. For the first quarter of 2017, the provision for loan losses was primarily a result of growth in our loan portfolio. In comparison, the recapture reported in the first quarter of 2016 was primarily a result of improved grades in our loan portfolio partially offset by an increase in the balance of our loans receivable.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$852,104	$729,198
Average loans receivable during period	825,251	687,102
ALLL balance at beginning of period	10,951	9,463
Provision (recapture of provision) for loan losses	200	(100)
Charge-offs:
Consumer	—	(19)
Total charge-offs	—	(19)
Recoveries:
One-to-four family	7	22
Commercial real estate	—	104
Consumer	—	1
Total recoveries	7	127
Net recovery	7	108
ALLL balance at end of period	$11,158	$9,471
ALLL as a percent of total loans, net of LIP	1.31%	1.30%
Ratio of net recoveries to average net loans receivable	—	0.02

Noninterest Income. Noninterest income increased $55,000 to $535,000 for the quarter ended March 31, 2017, from $480,000 for the quarter ended March 31, 2016. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended March 31, 2017	Change from Three Months Ended March 31, 2016	Percent Change
	(Dollars in thousands)
BOLI change in cash surrender value	201	36	21.8
Wealth management revenue	140	(70)	(33.3)
Other noninterest income:
Service fees on deposit accounts	24	9	60.0
Loan service fees	35	(13)	(27.1)
Other fees	135	93	221.4
Total other noninterest income	194	89	84.8
Total noninterest income	$535	$55	11.5

The increase in the quarter ended March 31, 2017, compared to the quarter ended March 31, 2016, was partially a result of the $36,000 increase in noninterest income recognized on the change in cash surrender value of our BOLI policies. We recognize the increase in cash surrender value of these policies, which represents the increase in underlying investments, as noninterest income, although it assists us in offsetting expenses for employee benefits. In addition, during the quarter ended June 30, 2016, we surrendered one $10.2 million BOLI policy which was replaced with a higher yielding policy. In addition to service fees on deposit accounts and loan service fees, other noninterest income includes $85,000 in fees on certain commercial loans where loan customers participate in an interest rate swap. As a result of the interest rate swap, these commercial loan customers pay a fixed interest rate to us, which we forward to a third party broker institution and receive variable interest payments based on one month LIBOR in return. On most of these loans, in addition to the interest payment, the Bank receives a fee from the counterparty that is recognized as other noninterest income at the time the loan is originated.

Noninterest Expense. Noninterest expense increased $295,000 to $6.1 million for the quarter ended March 31, 2017 from $5.8 million for the comparable quarter in 2016.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended March 31, 2017	Change from Three Months Ended March 31, 2016	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,285	$511	13.5%
Occupancy and equipment	480	(28)	(5.5)
Professional fees	439	(29)	(6.2)
Data processing	240	50	26.3
Loss (gain) on sale of OREO property, net	—	1	(100.0)
OREO market value adjustments	50	(208)	(80.6)
OREO related expenses, net	(10)	10	(50.0)
Regulatory assessments	96	(24)	(20.0)
Insurance and bond premiums	99	11	12.5
Marketing	48	12	33.3
Other general and administrative	341	(11)	(3.1)
Total noninterest expense	$6,068	$295	5.1%

Expenses for salaries and employee benefits increased $511,000 for the first quarter of 2017, as compared to the same period in 2016 primarily as a result of increases in salaries and in the number of employees. As a result of our new branches and the development of new products, the number of employees increased to 121 at March 31, 2017 from 115 at March 31, 2016. In addition, our ESOP compensation expense increased as a result of an increase in the year-to-date stock price used in the compensation calculation.

Partially offsetting this increase, market value adjustments on OREO properties decreased by $208,000 for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. During the first quarter of 2016, the valuation adjustment was primarily the result of one property that was adjusted by $249,000 to reflect the negotiated sales price on its pending sale. That sale subsequently fell through. In comparison, for the three months ended March 31, 2017, an additional $50,000 valuation adjustment was taken on the same parcel of property as a result of a different sale contract. This sale subsequently closed in April 2017.

Federal Income Tax Expense. Our statutory income tax rate is 35%. We recorded federal income tax provisions of $785,000 and $763,000 for the quarters ended March 31, 2017, and 2016, respectively, as a result of our consolidated pretax net income. For the quarter ended March 31, 2017, we incurred a tax benefit as a result of exercise of certain stock options during the quarter, resulting in an effective tax rate of 25.1%.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At March 31, 2017, retail certificates of deposit scheduled to mature in one year or less totaled $168.8 million. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale increased $402,000 from December 31, 2016, to $129.7 million at March 31, 2017, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks decreased by $5.6 million from December 31, 2016 to March 31, 2017, as we shifted cash into higher yielding assets. At March 31, 2017, the Bank maintained credit facilities with the FHLB totaling $362.3 million, with an outstanding balance of $171.5 million. At March 31, 2017, we also had available a total of $35.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at March 31, 2017 of $75.5 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk associated with retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At March 31, 2017, brokered certificates of deposit had a remaining maturity of 16 to 46 months. Most of these certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory considerations on the ability of the Bank to pay dividends. At March 31, 2017, the Company (on an unconsolidated basis) had liquid assets of $14.8 million and short-term liabilities of $102,000.

On a monthly basis, we estimate our liquidity sources and needs for the next six months. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset/Liability Management Committee (“ALCO”) in forecasting funding needs and investing opportunities. We believe that our current liquidity position and our expected operating results are sufficient to fund all of our existing commitments.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2017 and December 31, 2016, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary by us upon the extension of credit, is based on our credit evaluation of the customer. The amount and type of collateral required varies, but may include real estate and income-producing commercial properties.

The following table summarizes our outstanding commitments to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at March 31, 2017:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Unused portion of lines of credit	$24,523	$2,493	$16,331	$2,471	$3,228
Undisbursed portion of construction loans	61,735	45,638	16,097	—	—
Total commitments	$86,258	$48,131	$32,428	$2,471	$3,228

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

As of March 31, 2017, the Bank had four operating leases with initial terms of 5 to 8 years which carry minimum lease payments of $19,000 per month. All four leases offer extension periods. In addition, the Bank signed a fifth lease agreement in April 2017 for the new branch office in Bothell, Washington that is expected to open in the fourth quarter of 2017.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At March 31, 2017, stockholders’ equity totaled $141.7 million, or 13.37% of total assets. Our book value per share of common stock was $12.84 at March 31, 2017, compared to $12.63 at December 31, 2016. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of March 31, 2017, the Bank and consolidated Company exceeded all regulatory capital requirements and the Bank was considered “well capitalized” under regulatory capital guidelines of the FDIC. The following table provides our capital requirements and actual results.

	At March 31, 2017
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$120,891	11.57%	$41,800	4.00%	$52,250	5.00%
Consolidated	142,792	13.63	41,906	4.00	52,383	5.00
Common equity tier I ("CET1") (to risk-weighted assets)
Bank only	120,891	14.39	37,811	4.50	54,616	6.50
Consolidated	142,792	16.95	37,902	4.50	54,747	6.50
Tier I risk-based capital (to risk-weighted assets)
Bank only	120,891	14.39	50,415	6.00	67,220	8.00
Consolidated	142,792	16.95	50,536	6.00	67,381	8.00
Total risk-based capital (to risk-weighted assets)
Bank only	131,406	15.64	67,220	8.00	84,024	10.00
Consolidated	153,332	18.20	67,381	8.00	84,227	10.00

In addition to the minimum CET1, Tier 1 total capital and leverage ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General. Our Board of Directors has approved an asset/liability management policy to guide management in maximizing net interest income by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate sensitivity, credit risk, and profitability. The policy established an ALCO, comprised of certain members of senior management and the Board of Directors. The Committee’s purpose is to manage, coordinate, and communicate our asset/liability position consistent with our business plan and Board-approved policy. The ALCO meets quarterly to review various areas including:

•	economic conditions;

•	interest rate outlook;

•	asset/liability mix;

•	interest rate risk sensitivity;

•	current market opportunities to promote specific products;

•	historical financial results;

•	projected financial results; and

•	capital position.

Additionally, the Committee reviews current and projected liquidity needs. As part of its procedures, the ALCO regularly reviews our interest rate risk by modeling the impact that changes in interest rates may have on earnings, particularly net interest income. The market value of portfolio equity, which is the net present value of an institution’s existing assets less its liabilities and off-balance sheet instruments, is also modeled under several scenarios of changing interest rates. In both cases, results are evaluated and compared with the maximum potential change that is authorized by the Board of Directors.

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

•we are originating shorter term higher yielding loans, whenever possible;

•	we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets;
•we have invested in securities with relatively short average lives, generally less than eight years;
•we have added adjustable-rate loans to our loan portfolio;
•we have added brokered certificates of deposit with a call option as a new funding source; and
•we have utilized an interest rate swap to effectively fix the rate on $50.0 million of FHLB advances.

We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower our cost of borrowing while taking into account variable interest rate risk. At March 31, 2016, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, however, on October 25, 2016, the Bank entered into a Cash Flow Hedge agreement to effectively fix the rate on $50.0 million of FHLB advances. We are using this interest rate swap as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At March 31, 2017, pursuant to the Cash Flow Hedge agreement we held a $50.0 million notional pay fixed, receive floating cash flow hedge. The Bank pays a fixed rate of 1.34% for five years and in turn, will receive an interest payment based on three-month LIBOR, which resets quarterly. The hedge instrument is a $50.0 million FHLB fixed-rate three-month advance that is renewed at the fixed rate at that time. Entering into this hedge agreement has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may utilize them for interest rate risk management in the future.

Interest rate contracts, however, may expose us to the risk of loss associated with variations in the spread between the interest rate contract and the hedged item. In addition, these contracts carry volatility risk that the expected uncertainty relating to the price of the underlying asset differs from what is anticipated. If any interest rate swaps we enter into prove ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows.

Brokered Deposits. During the third quarter of 2014, management added the national brokered deposit market as an additional source of funds and to assist efforts in managing interest rate risk. Utilizing brokered deposits might result in increased regulatory scrutiny, as such deposits are not viewed as favorably as core retail deposits and there can be no assurance that the Bank will be allowed to include brokered deposits in its deposit mix in the future. While management will attempt to weigh the benefits of brokered deposits against the costs and risks, there can be no assurance that its conclusions will necessarily be aligned with those of the Bank’s regulators.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. A portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 43.5% of our total loans, net LIP, were adjustable-rate loans at March 31, 2017. At that date, $108.9 million, or 29.4% of these loans were at their floor, with a weighted-average interest rate of 4.1%.

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

The following table illustrates the change in our net interest income at March 31, 2017 that would occur in the event of an instantaneous change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at March 31, 2017
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$34,276	(0.01)%
+200	34,303	0.07
+100	34,358	0.23
Base	34,278	—
(100)	34,263	(0.04)

The following table illustrates the change in our net portfolio value (“NPV”) at March 31, 2017 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$126,896	$(31,237)	(19.75)%	12.87%	(2.94)%	$986,079
+200	137,136	(20,997)	(13.28)	13.57	(1.98)	1,010,459
+100	149,004	(9,129)	(5.77)	14.37	(0.86)	1,037,144
Base	158,133	—	—	14.89	—	1,061,820
(100)	164,273	6,140	3.88	15.14	0.58	1,085,376
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

At March 31, 2017, other than the interest rate swap we entered into through the Cash Flow Hedge agreement, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended March 31, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The Bank did not repurchase any shares of common stock during the first quarter of 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Form of Supplemental Executive Retirement Agreement entered into by First Savings Bank with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements (8)
10.7	Form of restricted stock award agreement (8)
10.8	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC.

Date: May 9, 2017	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2017	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.