Form 10-Q
period 2017-06-30
First Financial Northwest, Inc.
filed 2017-08-07
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 3, 2017, 11,039,665 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	June 30, 2017	December 31, 2016
Assets
	(Unaudited)
Cash on hand and in banks	$7,418	$5,779
Interest-earning deposits with banks	10,996	25,573
Investments available-for-sale, at fair value	133,951	129,260
Loans receivable, net of allowance of $11,285 and $10,951	861,672	815,043
Federal Home Loan Bank ("FHLB") stock, at cost	8,902	8,031
Accrued interest receivable	3,165	3,147
Deferred tax assets, net	2,620	3,142
Other real estate owned ("OREO")	1,825	2,331
Premises and equipment, net	19,501	18,461
Bank owned life insurance ("BOLI"), net	28,721	24,153
Prepaid expenses and other assets	2,937	2,664
Total assets	$1,081,708	$1,037,584

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$35,126	$33,422
Interest-bearing deposits	700,449	684,054
Total deposits	735,575	717,476
FHLB Advances	191,500	171,500
Advance payments from borrowers for taxes and insurance	2,183	2,259
Accrued interest payable	286	231
Other liabilities	8,650	7,993
Total liabilities	938,194	899,459

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 11,041,865 shares at June 30, 2017, and 10,938,251 shares at December 31, 2016	110	109
Additional paid-in capital	98,469	96,852
Retained earnings, substantially restricted	51,844	48,981
Accumulated other comprehensive loss, net of tax	(984)	(1,328)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(5,925)	(6,489)
Total stockholders' equity	143,514	138,125
Total liabilities and stockholders' equity	$1,081,708	$1,037,584

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$10,352	$9,048	$20,379	$17,775
Investments available-for-sale	887	757	1,732	1,432
Interest-earning deposits with banks	42	47	86	160
Dividends on FHLB stock	62	44	144	91
Total interest income	11,343	9,896	22,341	19,458
Interest expense
Deposits	1,776	1,441	3,467	2,924
FHLB advances and other borrowings	570	272	1,015	570
Total interest expense	2,346	1,713	4,482	3,494
Net interest income	8,997	8,183	17,859	15,964
Provision for loan losses	100	600	300	500
Net interest income after provision for loan losses	8,897	7,583	17,559	15,464
Noninterest income
Net gain on sale of investments	56	—	56	—
BOLI income	116	225	317	391
Wealth management revenue	307	281	447	491
Other	252	202	446	306
Total noninterest income	731	708	1,266	1,188
Noninterest expense
Salaries and employee benefits	4,409	3,841	8,694	7,615
Occupancy and equipment	579	488	1,059	996
Professional fees	482	561	921	1,029
Data processing	519	251	759	441
(Gain) loss on sale of OREO property, net	(5)	89	(5)	87
OREO market value adjustments	—	—	50	257
OREO related reimbursements, net	(15)	(14)	(25)	(34)
Regulatory assessments	112	117	208	237
Insurance and bond premiums	98	86	197	174
Marketing	52	40	100	78
Other general and administrative	605	613	946	965
Total noninterest expense	6,836	6,072	12,904	11,845
Income before federal income tax provision	2,792	2,219	5,921	4,807
Federal income tax provision	924	779	1,709	1,542
Net income	$1,868	$1,440	$4,212	$3,265
Basic earnings per common share	$0.18	$0.12	$0.41	$0.26
Diluted earnings per common share	$0.18	$0.11	$0.40	$0.26
Basic weighted average number of common shares outstanding	10,363,345	12,390,234	10,341,654	12,567,464
Diluted weighted average number of common shares outstanding	10,500,829	12,530,720	10,503,023	12,718,155
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,868	$1,440	$4,212	$3,265
Other comprehensive income, before tax:
Gross unrealized holding gains on investments available-for-sale	453	866	829	2,308
Tax provision	(159)	(303)	(290)	(808)
Reclassification adjustment for net gains realized in income	(56)	—	(56)	—
Tax benefit	20	—	20	—
Loss on cash flow hedge	(306)	—	$(243)	$—
Tax benefit	107	—	$84	$—
Other comprehensive income, net of tax	59	563	$344	$1,500
Total comprehensive income	$1,927	$2,003	$4,556	$4,765

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2015	13,768,814	$138	$136,338	$42,892	$(1,077)	$(7,618)	$170,673
Net income	—	—	—	3,265	—	—	3,265
Other comprehensive income	—	—	—	—	1,500	—	1,500
Exercise of stock options	55,673	—	244	—	—	—	244
Issuance of common stock - restricted stock awards	14,052	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	383	—	—	—	383
Allocation of 56,426 ESOP shares	—	—	189	—	—	565	754
Repurchase and retirement of common stock	(436,154)	(4)	(5,843)	—	—	—	(5,847)
Canceled common stock - restricted stock awards	(74,478)	(1)	1	—	—	—	—
Cash dividend declared and paid ($0.12 per share)	—	—	—	(1,517)	—	—	(1,517)
Balances at June 30, 2016	13,327,907	$133	$131,312	$44,640	$423	$(7,053)	$169,455

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2016	10,938,251	$109	$96,852	$48,981	$(1,328)	$(6,489)	$138,125
Net income	—	—	—	4,212	—	—	4,212
Other comprehensive income	—	—	—	—	344	—	344
Exercise of stock options	115,880	1	1,132	—	—	—	1,133
Issuance of common stock - restricted stock awards, net	10,434	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	401	—	—	—	401
Allocation of 56,428 ESOP shares	—	—	446	—	—	564	1,010
Repurchase and retirement of common stock	(22,700)	—	(362)	—	—	—	(362)
Cash dividend declared and paid ($0.13 per share)	—	—	—	(1,349)	—	—	(1,349)
Balances at June 30, 2017	11,041,865	$110	$98,469	$51,844	$(984)	$(5,925)	$143,514

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,212	$3,265
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	500
OREO market value adjustments	50	257
(Gain) loss on sale of OREO property, net	(5)	87
Gain on sale of investments available-for-sale	(56)	—
Loss on sale of premises and equipment	23	—
Depreciation of premises and equipment	536	524
Amortization of premiums and discounts on investments available-for-sale, net	331	498
Deferred federal income taxes	336	309
Allocation of ESOP shares	1,010	754
Stock compensation expense	401	383
Increase in cash surrender value of BOLI	(317)	(391)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(516)	32
Net (decrease) increase in advance payments from borrowers for taxes and insurance	(76)	350
Increase in accrued interest receivable	(18)	(190)
Increase (decrease) in accrued interest payable	55	(21)
Increase (decrease) in other liabilities	657	(591)
Net cash provided by operating activities	6,923	5,766
Cash flows from investing activities:
Proceeds from sales of OREO properties	461	988
Proceeds from calls and sales of investments available-for-sale	4,742	430
Principal repayments on investments available-for-sale	5,253	8,203
Purchases of investments available-for-sale	(14,188)	(13,285)
Net increase in loans receivable	(46,929)	(81,474)
Purchase of FHLB stock	(871)	(1,494)
Purchases of premises and equipment	(1,599)	(1,023)
Surrender of BOLI	—	10,182
Purchase of BOLI	(4,251)	(10,182)
Net cash used by investing activities	(57,382)	(87,655)
Cash flows from financing activities:
Net increase (decrease) in deposits	18,099	(15,197)
Advances from the FHLB	40,000	160,000
Repayments of advances from the FHLB	(20,000)	(124,000)
Proceeds from stock options exercises	1,133	244
Repurchase and retirement of common stock	(362)	(5,847)
Dividends paid	(1,349)	(1,517)
Net cash provided by financing activities	37,521	13,683

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016

Net decrease in cash and cash equivalents	$(12,938)	$(68,206)
Cash and cash equivalents at beginning of period	31,352	105,711
Cash and cash equivalents at end of period	$18,414	$37,505

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$4,427	$3,515
Federal income taxes paid	1,900	1,175
Noncash items:
Change in unrealized loss on investments available-for-sale	$773	$2,308
Change in gain on cash flow hedge	(243)	—

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

First Financial Northwest Bank is headquartered in Renton, Washington, where it has a full-service retail branch as well as a smaller branch located in a commercial development known as the “Landing”. Three additional, smaller branches are located in Mill Creek and Edmonds, both in Snohomish County, Washington and the community of Crossroads in Bellevue, in King County, Washington. The Bank has received regulatory approval to open a new branch in Bothell, also in King County, Washington, which is expected to open in the fourth quarter of 2017. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington. In addition to these de novo branches, the Bank has received FDIC, DFI and California Department of Business Oversight approvals on the acquisition of four Washington branches located in the Clearview area in Snohomish, the Smokey Point area in Arlington, and Lake Stevens, all in Snohomish County, and Woodinville, in King County. The acquisition is scheduled to close during the third quarter of 2017, subject to customary closing conditions.

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

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, and the fair value of financial instruments.

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
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments--Credit Losses (Topic 326). This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is evaluating our current expected loss methodology of our loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to our ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. We are evaluating the potential impact adoption of this standard will have on our consolidated financial statements and expect to shortly begin developing and implementing processes and procedures to ensure we are fully compliant with the amendments at the adoption date. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will be unknown.

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

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805). This ASU clarifies the definition of a business to assist in determining whether transactions should be accounted for as acquisitions (or disposals) or assets or businesses. The amendments in this ASU provide a screen to determine when a set of assets and activities is not a business, thereby reducing the number of transactions requiring further evaluation. If the screen is not met, the amendments in this ASU further provide a framework to evaluate if the criteria is present to qualify for a business. This ASU is effective for annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. Adoption of ASU 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 2017, FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, FASB issued ASU No. 2017-09, Compensation--Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The standard is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$46,664	$164	$(625)	$46,203
Freddie Mac	15,865	87	(72)	15,880
Ginnie Mae	18,425	28	(559)	17,894
Municipal bonds	14,137	210	(29)	14,318
U.S. Government agencies	15,175	90	(127)	15,138
Corporate bonds	24,504	412	(398)	24,518
Total	$134,770	$991	$(1,810)	$133,951

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$42,060	$126	$(854)	$41,332
Freddie Mac	18,013	95	(99)	18,009
Ginnie Mae	19,133	41	(540)	18,634
Municipal bonds	13,203	11	(107)	13,107
U.S. Government agencies	15,937	75	(155)	15,857
Corporate bonds	22,506	241	(426)	22,321
Total	$130,852	$589	$(2,181)	$129,260

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$35,902	$(625)	$—	$—	$35,902	$(625)
Freddie Mac	10,039	(72)	—	—	10,039	(72)
Ginnie Mae	16,285	(559)	—	—	16,285	(559)
Municipal bonds	2,844	(29)	—	—	2,844	(29)
U.S. Government agencies	8,447	(127)	—	—	8,447	(127)
Corporate bonds	1,499	(2)	7,103	(396)	8,602	(398)
Total	$75,016	$(1,414)	$7,103	$(396)	$82,119	$(1,810)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$34,763	$(854)	$—	$—	$34,763	$(854)
Freddie Mac	8,343	(99)	—	—	8,343	(99)
Ginnie Mae	16,734	(540)	—	—	16,734	(540)
Municipal bonds	8,815	(107)	—	—	8,815	(107)
U.S. Government agencies	9,000	(153)	1,426	(2)	10,426	(155)
Corporate bonds	3,880	(119)	4,693	(307)	8,573	(426)
Total	$81,535	$(1,872)	$6,119	$(309)	$87,654	$(2,181)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At June 30, 2017 and December 31, 2016, the Company had 46 securities and 53 securities in an unrealized loss position, respectively. At June 30, 2017 and December 31, 2016, the Company had five securities and four securities, respectively, in an unrealized loss position for 12 months or more. Management reviewed the financial condition of the entities issuing municipal or corporate bonds at June 30, 2017 and December 31, 2016, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2017
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$5,506	$5,521
Due after one year through five years	4,915	4,918
Due after five years through ten years	24,652	24,739
Due after ten years	18,743	18,796
	53,816	53,974
Mortgage-backed investments	80,954	79,977
Total	$134,770	$133,951

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $21.7 million and $22.6 million were pledged as collateral for public deposits at June 30, 2017 and December 31, 2016, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three and six months ended June 30, 2017, we had calls and sales on investment securities of $4.7 million generating a net gain of $56,000. For the three and six months ended June 30, 2016, we had calls on investment securities of $385,000, and $430,000, respectively, with no gain or loss. There were no sales of investments during the six months ended June 30, 2016.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$137,816	$137,834
Permanent non-owner occupied	118,816	111,601
	256,632	249,435

Multifamily	125,884	123,250

Commercial real estate	317,218	303,694

Construction/land:
One-to-four family residential	76,404	67,842
Multifamily	123,497	111,051
Commercial	1,100	—
Land	39,012	30,055
	240,013	208,948

Business	15,206	7,938
Consumer	9,031	6,922
Total loans	963,984	900,187

Less:
Loans in process ("LIP")	88,475	72,026
Deferred loan fees, net	2,552	2,167
Allowance for loan and lease losses ("ALLL")	11,285	10,951
Loans receivable, net	$861,672	$815,043

At June 30, 2017, loans totaling $448.2 million were pledged to secure borrowings from the FHLB of Des Moines compared to $472.1 million at December 31, 2016.

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

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended June 30, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,542	$1,188	$4,027	$2,791	$311	$299	$11,158
Charge-offs	—	—	—	—	—	—	—
Recoveries	27	—	—	—	—	—	27
Provision (recapture)	58	43	(294)	151	146	(4)	100
Ending balance	$2,627	$1,231	$3,733	$2,942	$457	$295	$11,285

	At or For the Six Months Ended June 30, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,551	$1,199	$3,893	$2,792	$237	$279	$10,951
Charge-offs	—	—	—	—	—	—	—
Recoveries	33	—	—	—	—	1	34
Provision (recapture)	43	32	(160)	150	220	15	300
Ending balance	$2,627	$1,231	$3,733	$2,942	$457	$295	$11,285

ALLL by category:
General reserve	$2,446	$1,231	$3,710	$2,942	$457	$295	$11,081
Specific reserve	181	—	23	—	—	—	204

Loans: (1)
Total loans	$256,632	$125,884	$316,675	$152,082	$15,206	$9,031	$875,510
Loans collectively evaluated for impairment (2)	236,951	124,738	313,015	152,082	15,206	8,933	850,925
Loans individually evaluated for impairment (3)	19,681	1,146	3,660	—	—	98	24,585
____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended June 30, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,840	$1,184	$3,497	$1,392	$197	$361	$9,471
Charge-offs	—	—	—	—	—	—	—
Recoveries	63	—	—	—	—	—	63
Provision (recapture)	(156)	10	274	488	20	(36)	600
Ending balance	$2,747	$1,194	$3,771	$1,880	$217	$325	$10,134

	At or For the Six Months Ended June 30, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,028	$1,193	$3,395	$1,193	$229	$425	$9,463
Charge-offs	—	—	—	—	—	(19)	(19)
Recoveries	85	—	104	—	—	1	190
Provision (recapture)	(366)	1	272	687	(12)	(82)	500
Ending balance	$2,747	$1,194	$3,771	$1,880	$217	$325	$10,134

ALLL by category:
General reserve	$2,346	$1,194	$3,664	$1,824	$217	$325	$9,570
Specific reserve	401	—	107	56	—	—	564

Loans: (1)
Total loans	$251,732	$132,189	$285,449	$95,209	$7,208	$6,333	$778,120
Loans collectively evaluated for impairment (2)	220,597	130,610	281,002	94,715	7,208	6,226	740,358
Loans individually evaluated for impairment (3)	31,135	1,579	4,447	494	—	107	37,762
_____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2017, past due loans were 0.01% of total loans receivable, net of LIP. In comparison, past due loans were 0.06% of total loans receivable, net of LIP at December 31, 2016. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of June 30, 2017
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$85	$—	$—	$85	$137,731	$137,816
Non-owner occupied	—	—	—	—	118,816	118,816
Multifamily	—	—	—	—	125,884	125,884
Commercial real estate	—	—	—	—	316,675	316,675
Construction/land	—	—	—	—	152,082	152,082
Total real estate	85	—	—	85	851,188	851,273
Business	—	—	—	—	15,206	15,206
Consumer	—	—	—	—	9,031	9,031
Total loans	$85	$—	$—	$85	$875,425	$875,510
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at June 30, 2017.
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
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonaccrual Loans. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	June 30, 2017	December 31, 2016
	(In thousands)
One-to-four family residential	$528	$798
Consumer	55	60
Total nonaccrual loans	$583	$858

During the three and six months ended June 30, 2017, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $9,000 and $18,000, respectively. For the three and six months ended June 30, 2016, foregone interest on nonaccrual loans was $13,000 and $27,000, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	June 30, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$256,104	$125,884	$316,675	$152,082	$15,206	$8,976	$874,927
Nonperforming (3)	528	—	—	—	—	55	583
Total loans	$256,632	$125,884	$316,675	$152,082	$15,206	$9,031	$875,510
_____________

(1)	Net of LIP.

(2)	There were $137.3 million of owner-occupied one-to-four family residential loans and $118.8 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	The $528,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

	December 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$248,637	$123,250	$303,694	$136,922	$7,938	$6,862	$827,303
Nonperforming (3)	798	—	—	—	—	60	858
Total loans	$249,435	$123,250	$303,694	$136,922	$7,938	$6,922	$828,161
_____________

(1) Net of LIP.
(2) There were $137.0 million of owner-occupied one-to-four family residential loans and $111.6 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) The $798,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document. There were no funds committed to be advanced in connection with impaired loans at either June 30, 2017, or December 31, 2016.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	June 30, 2017
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,982	$2,265	$—
Non-owner occupied	12,664	12,679	—
Multifamily	1,146	1,146	—
Commercial real estate	2,913	2,990	—
Consumer	98	145	—
Total	18,803	19,225	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	1,673	1,720	45
Non-owner occupied	3,362	3,383	136
Commercial real estate	747	747	23
Total	5,782	5,850	204
Total impaired loans:
One-to-four family residential:
Owner occupied	3,655	3,985	45
Non-owner occupied	16,026	16,062	136
Multifamily	1,146	1,146	—
Commercial real estate	3,660	3,737	23
Consumer	98	145	—
Total	$24,585	$25,075	$204
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,997	$30	$2,070	$61
Non-owner occupied	13,510	181	14,551	374
Multifamily	1,149	19	1,287	37
Commercial real estate	2,923	48	2,932	101
Consumer	99	2	100	4
Total	19,678	280	20,940	577

Loans with an allowance:
One-to-four family residential:
Owner occupied	1,781	20	1,819	43
Non-owner occupied	3,721	39	3,922	81
Commercial real estate	749	10	751	21
Construction/land	—	—	165	—
Total	6,251	69	6,657	145

Total impaired loans:
One-to-four family residential:
Owner occupied	3,778	50	3,889	104
Non-owner occupied	17,231	220	18,473	455
Multifamily	1,149	19	1,287	37
Commercial real estate	3,672	58	3,683	122
Construction/land	—	—	165	—
Consumer	99	2	100	4
Total	$25,929	$349	$27,597	$722

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,516	$17	$2,733	$66
Non-owner occupied	22,084	286	22,484	605
Multifamily	1,584	26	1,194	53
Commercial real estate	2,251	35	2,392	76
Consumer	110	1	117	3
Total	28,545	365	28,920	803

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,107	27	2,111	56
Non-owner occupied	5,496	62	6,171	139
Multifamily	—	—	393	—
Commercial real estate	2,207	34	2,211	70
Construction/land	495	5	495	9
Consumer	38	—	50	—
Total	10,343	128	11,431	274

Total impaired loans:
One-to-four family residential:
Owner occupied	4,623	44	4,844	122
Non-owner occupied	27,580	348	28,655	744
Multifamily	1,584	26	1,587	53
Commercial real estate	4,458	69	4,603	146
Construction/land	495	5	495	9
Consumer	148	1	167	3
Total	$38,888	$493	$40,351	$1,077

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At June 30, 2017, the TDR portfolio totaled $24.1 million, of which one loan of $106,000 was on nonaccrual status because it had previously not performed in accordance with the terms of its restructure. As of June 30, 2017, it was current, however it will remain on nonaccrual status until it has performed for six months and is expected to continue to perform. At December 31, 2016, the TDR portfolio totaled $30.3 million, of which one loan of $174,000 was not performing in accordance with the terms of its restructure and was on nonaccrual status.

The following tables present loans that were modified as TDRs during the periods indicated and their recorded investment both before and after the modification:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
One-to-four family residential:
Principal and interest with interest rate concession and advancement of maturity date	7	1,968	1,968	7	1,968	1,968
Total	7	1,968	1,968	7	1,968	1,968

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Principal and interest with interest rate concession	16	$3,155	$3,155	17	$3,711	$3,711
Commercial real estate:
Interest-only payments with interest rate concession and advancement of maturity date	—	—	—	1	495	495
Total	16	$3,155	$3,155	18	$4,206	$4,206

At June 30, 2017, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL.

The TDRs that occurred during the three and six months ended June 30, 2017 and June 30, 2016, were all on existing TDRs and included extensions of existing interest rate concessions and advancing maturity dates for a period of time ranging from one to three years. No loans accounted for as TDRs were charged-off to the ALLL for the three and six months ended June 30, 2017 and 2016.

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three and six months ended June 30, 2017, and June 30, 2016, no loans that had been modified in the previous 12 months defaulted.

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

Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at June 30, 2017 and December 31, 2016.

The following tables represent a summary of loans by type and risk category at the dates indicated:

	June 30, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$253,095	$125,884	$313,856	$152,082	$15,206	$8,788	$868,911
Special mention	2,460	—	2,819	—	—	188	5,467
Substandard	1,077	—	—	—	—	55	1,132
Total loans	$256,632	$125,884	$316,675	$152,082	$15,206	$9,031	$875,510
 _____________

(1) Net of LIP.

	December 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$245,237	$123,250	$300,655	$136,427	$7,938	$6,674	$820,181
Special mention	2,847	—	3,039	—	—	188	6,074
Substandard	1,351	—	—	495	—	60	1,906
Total loans	$249,435	$123,250	$303,694	$136,922	$7,938	$6,922	$828,161
  _____________

(1) Net of LIP.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$2,281	$3,405	$2,331	$3,663
Gross proceeds from sale of OREO	(461)	(985)	(461)	(988)
Gain on sale of OREO	5	(89)	5	(87)
Market value adjustments	—	—	(50)	(257)
Balance at end of period	$1,825	$2,331	$1,825	$2,331

During the three and six months ended June 30, 2017, one OREO property sold for $461,000, generating a gain on sale of $5,000. For the three months ended June 30, 2017, there were no market value adjustments taken on OREO properties. However, during the three months ended March 31, 2017, a $50,000 market value adjustment was recognized on the property that was subsequently sold during the second quarter of 2017. OREO at June 30, 2017 consisted of $1.8 million in commercial real estate properties. At June 30, 2017, there were no loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at June 30, 2017 and December 31, 2016:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at June 30, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$46,203	$—	$46,203	$—
Freddie Mac	15,880	—	15,880	—
Ginnie Mae	17,894	—	17,894	—
Municipal bonds	14,318	—	14,318	—
U.S. Government agencies	15,138	—	15,138	—
Corporate bonds	24,518	—	24,518	—
Total available-for-sale investments	133,951	—	133,951	—
Derivative fair value asset	1,090	—	1,090	—
	$135,041	$—	$135,041	$—

	Fair Value Measurements at December 31, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$41,332	$—	$41,332	$—
Freddie Mac	18,009	—	18,009	—
Ginnie Mae	18,634	—	18,634	—
Municipal bonds	13,107	—	13,107	—
U.S. Government agencies	15,857	—	15,857	—
Corporate bonds	22,321	—	22,321	—
Total available-for-sale investments	129,260	—	129,260	—
Derivative fair value asset	1,333	—	1,333	—
	$130,593	$—	$130,593	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at June 30, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$24,381	$—	$—	$24,381
OREO	1,825	—	—	1,825
Total	$26,206	$—	$—	$26,206
_____________

(1)	Total fair value of impaired loans is net of $204,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$30,632	$—	$—	$30,632
OREO	2,331	—	—	2,331
Total	$32,963	$—	$—	$32,963
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$24,381	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$1,825	Market approach	Appraised value less selling costs	0.0% (0.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$30,632	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$2,331	Market approach	Appraised value less selling costs	0.0% (0.0%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	June 30, 2017
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,418	$7,418	$7,418	$—	$—
Interest-earning deposits with banks	10,996	10,996	10,996	—	—
Investments available-for-sale	133,951	133,951	—	133,951	—
Loans receivable, net	861,672	864,725	—	—	864,725
FHLB stock	8,902	8,902	—	8,902	—
Accrued interest receivable	3,165	3,165	—	3,165	—
Derivative fair value asset	1,090	1,090	—	1,090	—

Financial Liabilities:
Deposits	315,059	315,059	315,059	—	—
Certificates of deposit, retail	345,028	345,058	—	345,058	—
Certificates of deposit, brokered	75,488	75,644	—	75,644	—
Advances from the FHLB	191,500	188,939	—	188,939	—
Accrued interest payable	286	286	—	286	—

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

Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments:

•
Financial instruments with book value equal to fair value: The fair value of financial instruments that are short-term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value. These instruments include cash on hand and in banks, interest-earning deposits with banks, FHLB stock, accrued interest receivable and accrued interest payable. FHLB stock is not publicly-traded, however it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold, subject to the FHLB’s discretion. The fair value is therefore equal to the book value.

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

Note 8 - Derivatives

The Company uses a derivative financial instrument, which qualifies as a cash flow hedge, to manage the risk of changes in future cash flows due to interest rate fluctuations. The hedge instrument is a $50.0 million three-month FHLB advance that will be renewed every three months at the fixed interest rate at that time. The agreement has a five-year term and stipulates that the counterparty will pay the Company interest at three-month LIBOR and the Company will pay fixed interest of 1.34% on the $50.0 million notional amount. The Company pays or receives the net interest amount quarterly and includes this amount as part of interest expense on the Consolidated Income Statement.

Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the hedge instrument as compared to the three-month LIBOR interest received from the counterparty. At June 30, 2017, the fair value of the cash flow hedge of $1.1 million was reported with other assets. The tax effected amount of $709,000 was included in Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statement for the quarters ended June 30, 2017 or 2016 related to ineffectiveness.

Fair value for this derivative instrument, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of this derivative instrument as of June 30, 2017 and December 31, 2016:

	Balance Sheet Location	Fair Value at June 30, 2017	Fair Value at December 31, 2016
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other Assets	$1,090	$1,333

Total derivatives		$1,090	$1,333

The following table presents the effect of this derivative instrument on the Consolidated Statement of Comprehensive Income for the quarters ended June 30, 2017 and December 31, 2016:

	Balance Sheet Location	Amount Recognized in OCI at June 30, 2017	Amount Recognized in OCI at December 31, 2016
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other assets	$707	$866

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. As of June 30, 2016, there were 611,756 available stock options and 74,478 available restricted stock awards that are no longer available to be awarded under the 2008 Plan. Restricted stock awards and stock options that were granted under the 2008 Plan will continue to vest and be available for exercise, subject to the 2008 Plan provisions. At June 30, 2017, there were 1,351,028 total shares available for grant under the 2016 Plan, including 375,514 shares available to be granted as restricted stock.

For the three months ended June 30, 2017 and 2016, total compensation expense for the Plan was $291,000 and $290,000, respectively, and the related income tax benefit was $102,000 and $101,500, respectively.

For the six months ended June 30, 2017 and 2016, total compensation expense for the Plan was $401,000, and $383,000, respectively, and the related income tax benefit was $141,000 and $134,000, respectively.

Included in the above compensation for the three and six months ended June 30, 2017 and 2016, directors’ compensation of $180,000 was recognized as a result of the awarding and vesting of restricted shares in lieu of cash payments of directors’ fees, with a related income tax benefit of $63,000.

Stock Options

Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest’s common stock at the grant date. These option awards have a vesting period of five years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options expires ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company and the Bank.

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

A summary of the Company’s stock option plan awards and activity for the three and six months ended June 30, 2017, follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended June 30, 2017
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at April 1, 2017	506,280	$10.27
Granted	—
Exercised	(18,340)	9.78
Outstanding at June 30, 2017	487,940	10.29	5.14	2,851,319
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	482,870	10.28	5.12	2,826,214
Exercisable at June 30, 2017	318,940	9.81	4.14	2,014,489

	For the Six Months Ended June 30, 2017
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2017	603,820	$10.19
Granted	—
Exercised	(115,880)	9.78
Outstanding at June 30, 2017	487,940	10.29	5.14	2,851,319
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	482,870	10.28	5.12	2,826,214
Exercisable at June 30, 2017	318,940	9.81	4.14	2,014,489

As of June 30, 2017, there was $458,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.41 years. There were no stock options granted during the three and six months ended June 30, 2017 under either the 2008 Plan or 2016 Plan.

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

A summary of changes in nonvested restricted stock awards for the three and six months ended June 30, 2017, follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended June 30, 2017
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at April 1, 2017	26,400	$9.13
Granted	10,434
Vested	(10,434)	17.25
Nonvested at June 30, 2017	26,400	9.13
Expected to vest assuming a 3% forfeiture rate over the vesting term	25,608

	For the Six Months Ended June 30, 2017
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	26,400	$9.13
Granted	10,434
Vested	(10,434)	17.25
Nonvested at June 30, 2017	26,400	9.13
Expected to vest assuming a 3% forfeiture rate over the vesting term	25,608

As of June 30, 2017, there was $87,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 0.75 years.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except share data)
Net income	$1,868	$1,440	$4,212	$3,265
Less: Earnings allocated to participating securities	(4)	(5)	$(10)	$(11)
Earnings allocated to common shareholders	$1,864	$1,435	$4,202	$3,254

Basic weighted average common shares outstanding	10,363,345	12,390,234	10,341,654	12,567,464
Dilutive stock options	122,192	120,704	147,147	132,619
Dilutive restricted stock grants	15,292	19,782	14,222	18,072
Diluted weighted average common shares outstanding	10,500,829	12,530,720	10,503,023	12,718,155

Basic earnings per share	$0.18	$0.12	$0.41	$0.26
Diluted earnings per share	$0.18	$0.11	$0.40	$0.26

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended June 30, 2017, there were 20,000 options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the six months ended June 30, 2017, there were no anti-dilutive shares omitted from the computation. For the three and six months ended June 30, 2016, options to purchase an additional 60,000 shares of common stock, respectively, were excluded as their effect would be anti-dilutive.

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

Overview

First Financial Northwest Bank (“the Bank”) is a wholly-owned subsidiary of First Financial Northwest, Inc. (“the Company”) and, as such, comprises substantially all of the activity for the Company. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and smaller branch in Renton, Washington, and additional branches located in Mill Creek, Edmonds, and the community of Crossroads in Bellevue, Washington. The addition of branch locations, together with improved technology from the conversion to a new core data processor in 2015 have allowed the Bank to better meet the needs of our customers and broaden the demographics of our customer base. The Bank has received regulatory approval to open a new branch office at The Junction, a new, mixed use development in Bothell, Washington in the fourth quarter of 2017. In addition, the Bank has received FDIC, DFI and California Department of Business Oversight approvals for the acquisition of four Washington branches located in the Clearview area in Snohomish, the Smokey Point area in Arlington, Lake Stevens, and Woodinville, Washington. The acquisition is scheduled to close during the third quarter of 2017, subject to customary closing conditions.

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

In support of our strategic growth plan, the Bank has developed a national line of business to originate and service aircraft loans. These loans are collateralized by new or used, single-engine piston aircraft to light jets for business or personal use which have demonstrated an acceptable valuation history under industry accepted valuation resources. As we grow our aircraft loan portfolio, we anticipate these loans will range in size from $250,000 to $8.0 million with underwriting guidelines primarily based on the asset value of the collateral with secondary emphasis placed on the ability of the borrower to repay the loan. However, the underwriting importance of the asset value compared to the borrowers’ financial condition may fluctuate, based on the relative strengths or weaknesses of each of these underwriting components. We began originating aircraft loans in the fourth quarter of 2016. At June 30, 2017, our business loans included $6.2 million in fixed and adjustable rate aircraft loans.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total assets were $1.1 billion at June 30, 2017, an increase of 4.3%, from $1.0 billion at December 31, 2016. The following table details the $44.1 million net change in the composition of our assets at June 30, 2017 from December 31, 2016.

	Balance at June 30, 2017	Change from December 31, 2016	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$7,418	$1,639	28.4%
Interest-earning deposits with banks	10,996	(14,577)	(57.0)
Investments available-for-sale, at fair value	133,951	4,691	3.6
Loans receivable, net	861,672	46,629	5.7
Premises and equipment, net	19,501	1,040	5.6
FHLB stock, at cost	8,902	871	10.8
Accrued interest receivable	3,165	18	0.6
Deferred tax assets, net	2,620	(522)	(16.6)
OREO	1,825	(506)	(21.7)
BOLI, net	28,721	4,568	18.9
Prepaid expenses and other assets	2,937	273	10.2
Total assets	$1,081,708	$44,124	4.3%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, decreased by $14.6 million from December 31, 2016 to June 30, 2017. Loan payoffs received late in the fourth quarter of 2016 were temporarily held in our Federal Reserve Bank account, then partially used to fund new loan originations in the six months ended June 30, 2017.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $4.7 million during the first six months of 2017. During this period, we purchased $14.2 million of securities which included four mortgage-backed securities, two subordinated debt securities, and one tax-exempt municipal bond. We also sold $4.7 million of securities which included two mortgage-backed securities and a portion of a subordinated debt security. The mortgage-backed securities were sold in favor of a collateralized mortgage obligation security which met our investment objectives while the portion of the subordinated debt security was sold in order to allow us the ability to diversify our holdings of bank subordinated debt notes through reinvestment of the proceeds received in other issuers. In addition, the Bank had partial calls of $5,000 on a taxable municipal security and $21,000 on a U.S. government agency security. At June 30, 2017, corporate bonds issued by financial institutions represented $24.5 million, or 18.3% of our investments available-for-sale and municipal bonds represented $14.1 million, or 10.7% of our investments available-for-sale.

The net unrealized loss of our investments available-for-sale had a pre-tax decrease of $829,000 during the six months ended June 30, 2017 as a result of a net improvement in the market value of the underlying securities in our portfolio.

The effective duration of the investments available-for-sale at June 30, 2017, was 3.5% as compared to 4.0% at December 31, 2016. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $46.6 million during the first six months of 2017 to $861.7 million at June 30, 2017. While the concentrations of our commercial and construction loans have increased, we routinely monitor these levels in support of our strategic plan to maintain compliance with internally established concentration guidelines. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non-residential, and construction, should not exceed 550% of total risk-based capital. Our guidelines for construction/land loans are 100% of total risk-based capital. At June 30, 2017, the Bank’s concentrations were 443.0% for total commercial real estate loans and 115.3% for total construction/land loans. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary.  Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL.  The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review. The following table presents a breakdown of our loan portfolio by collateral type at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Multifamily real estate:
Micro-unit apartments	$5,580	$7,878
Other multifamily	120,304	115,372
Total multifamily	125,884	123,250

Commercial real estate:
Office	95,256	101,688
Retail	99,482	106,294
Mobile home park	21,851	20,689
Warehouse	21,491	15,338
Storage	35,121	34,816
Other non-residential	44,017	24,869
Total commercial real estate	317,218	303,694

Construction/land:
One-to-four family residential	76,404	67,842
Multifamily	123,497	111,051
Commercial	1,100	—
Land	39,012	30,055
Total construction/land	240,013	208,948
Total commercial, multifamily and construction/land loans	$683,115	$635,892

During the first six months of 2017, total construction/land loans increased by $31.1 million as compared to December 31, 2016. The LIP related to these loans increased by $16.4 million as the unfunded portion of new loan originations exceeded disbursements on existing loans. Included in total construction/land loans, net of LIP, at June 30, 2017 are $48.9 million of multifamily loans, $25,000 of commercial loans and $1.1 million of one-to-four family loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth, the Bank will utilize loan participations or loan purchases within Washington or in the Western United States. The Bank’s goal with respect to participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the six months ended June 30, 2017, the Bank purchased participation interests in seven loans in Washington and California for a total of $23.3 million.

The majority of our loan portfolio continues to be focused in our primary market area, however we are also seeking geographic diversification. Through loan purchases and by loan originations initiated by our California employee, we have acquired loans secured by collateral located in Arizona, California, Colorado, Oregon, and Utah. At June 30, 2017, total loans secured by collateral located in California represented 2.1% of our total loans, net of LIP and total loans secured by collateral located outside the states of California and Washington represented 4.8% of our total loans, net of LIP. The following table details geographic concentrations in our loan portfolio, net of LIP:

	At June 30, 2017
	One-to-four family residential	Multifamily	Commercial real estate	Construction/land	Business	Consumer	Total
	(In thousands)
King County	$192,685	$78,548	$162,228	$131,287	$8,908	$7,980	$581,636
Pierce County	37,908	15,044	27,198	3,766	—	511	84,427
Snohomish County	12,177	2,189	30,215	15,151	63	214	60,009
Kitsap County	1,632	1,536	823	135	—	78	4,204
California	—	—	17,911	—	439	—	18,350
Other Washington Counties	11,648	17,078	53,082	1,743	1,361	248	85,160
Outside Washington and California	582	11,489	25,218	—	4,435	—	41,724
Total loans, net of LIP	$256,632	$125,884	$316,675	$152,082	$15,206	$9,031	$875,510

Our five largest borrowing relationships, which represent 9.9% of our net loans, increased by $7.5 million to $87.0 million at June 30, 2017 from $79.5 million at December 31, 2016. The total number of loans represented by this group of borrowers increased to 30 loans at June 30, 2017 from 23 loans at December 31, 2016. At June 30, 2017, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio. The following table details our five largest lending relationships at June 30, 2017:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/ Land	Consumer	Aggregate Balance of Loans (3)
	(Dollars in thousands)
Real estate investor	2	$562	$—	$—	$22,000	$—	$22,562
Real estate investor	17	—	17,417	832	—	—	18,249
Real estate investor	4	469	—	15,552	—	—	16,021
Real estate investor	5	461	—	14,443	—	500	15,404
Real estate investor	2	—	—	—	14,755	—	14,755
Total	30	$1,492	$17,417	$30,827	$36,755	$500	$86,991
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)
$930,000 of the one-to-four family residential loans for these borrowers are for owner occupied properties while $562,000 is for non-owner occupied. The commercial real estate loans are for non-owner occupied properties.

(3)	Net of LIP.

The ALLL increased to $11.3 million at June 30, 2017, from $11.0 million at December 31, 2016, and represented 1.3% of total loans receivable, net of LIP at both June 30, 2017 and December 31, 2016. The ALLL consists of two components, the general allowance and the specific reserves. The increase in the ALLL, primarily a result of growth in our loan portfolio, consisted of a $439,000 increase in the general reserve, which included $34,000 of recoveries, and a $105,000 decrease in the specific reserves. For additional information, see “Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016 - Provision for Loan Losses” discussed below.

We believe that the ALLL at June 30, 2017, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

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

The following table presents a breakdown of our TDRs at the dates indicated:

	June 30, 2017	December 31, 2016	Six Month Change
	(Dollars in thousands)
Nonperforming TDRs:
One-to-four family residential	$106	$174	$(68)
Total nonperforming TDRs	106	174	(68)

Performing TDRs:
One-to-four family residential	19,152	24,274	(5,122)
Multifamily	1,146	1,564	(418)
Commercial real estate	3,660	4,202	(542)
Consumer	43	43	—
Total performing TDRs	24,001	30,083	(6,082)
Total TDRs	$24,107	$30,257	$(6,150)
% TDRs classified as performing	99.6%	99.4%

Our TDRs decreased $6.2 million at June 30, 2017, compared to December 31, 2016, as a result of principal repayments and loan payoffs. At June 30, 2017, one TDR of $106,000 was on nonaccrual status because it had previously not performed in accordance with the terms of its restructure although now current on its payments. There were no committed but undisbursed funds in connection with our TDRs and impaired loans. The largest TDR relationship at June 30, 2017, totaled $8.2 million and was comprised of $7.5 million in one-to-four family residential rental properties and $747,000 in owner occupied commercial property, all located in King County.

Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2017, total past due loans represented 0.01% of total loans receivable, as compared to 0.06% at December 31, 2016.

Nonperforming assets decreased to $2.4 million at June 30, 2017, compared to $3.2 million at December 31, 2016. The following table presents detailed information on our nonperforming assets at the dates indicated:

	June 30, 2017	December 31, 2016	Six Month Change
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$528	$798	$(270)
Consumer	55	60	(5)
Total nonperforming loans	583	858	(275)

OREO	1,825	2,331	(506)
Total nonperforming assets (1)	$2,408	$3,189	$(781)

Nonperforming assets as a percent of total assets	0.22%	0.31%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 99.6% of our TDRs were performing in accordance with their restructured terms at June 30, 2017. The remaining 0.4% of TDRs at June 30, 2017, that were nonperforming are reported above as nonperforming loans.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Nonaccrual loans decreased to $583,000 at June 30, 2017, from $858,000 at December 31, 2016. During the first six months of 2017, one loan with a $62,000 balance was returned to accrual status as a result of consistent payments for a period of time and demonstration of the ability to continue making payments. Further reductions in nonperforming loans were the result of $213,000 in principal payments and payoffs of nonaccrual loans during this period. There were no charge-offs or loans added to nonaccrual status.

The three largest nonaccrual loans in the loan portfolio at June 30, 2017, included a $283,000 owner occupied single family residence in Snohomish County, a $131,000 owner occupied single family residence in Snohomish County, and a $106,000 owner occupied single family residence in King County. Each of these loans is current on its loan payments.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the continued improved ratio of our nonperforming assets as a percent of total assets, which declined to 0.22% at June 30, 2017, compared to 0.31% at December 31, 2016.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At June 30, 2017, and December 31, 2016, OREO was $1.8 million and $2.3 million, respectively. During the six months ended June 30, 2017, a $50,000 market valuation adjustment was taken on a property for which we had entered into a sale contract. The sale of this property closed in April 2017.

The three largest OREO properties at June 30, 2017, were an office building valued at $837,000 located in Pierce County, a retail building valued at $505,000 in Mason County, and undeveloped land valued at $270,000 in Pierce County.

The following table presents a breakdown of our OREO by county and number of properties at June 30, 2017:

	County		Total OREO	Number of Properties	Percent of Total OREO
	Pierce	Mason
	(Dollars in thousands)
OREO:
Commercial real estate (1)	$1,320	$505	$1,825	4	100.0%
Total OREO	$1,320	$505	$1,825	4	100.0%

(1) Of the four properties classified as commercial real estate, two are office/retail buildings and two are undeveloped lots.

Deposits. During the first six months of 2017, deposits increased $18.1 million to $735.6 million at June 30, 2017, compared to $717.5 million at December 31, 2016. Deposit accounts consisted of the following:

	June 30, 2017	Change from December 31, 2016	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$35,126	$1,704	5.1%
Interest-bearing checking	21,059	2,527	13.6
Statement savings	26,668	(1,715)	(6.0)
Money market	232,206	27,208	13.3
Certificates of deposit, retail	345,028	(11,625)	(3.3)
Certificates of deposit, brokered	75,488	—	—
	$735,575	$18,099	2.5

The increase during the first six months of 2017 was predominantly in retail deposits reflecting our strategy to grow our core deposits. Growth occurred in both our noninterest-bearing and interest-bearing checking accounts and money market accounts as we pursue these sources of lower cost funding.

Our portfolio of brokered certificates of deposits remained at $75.5 million at June 30, 2017, unchanged from December 31, 2016. We may add to our portfolio of these brokered deposits as a source of additional funding in future periods. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of 13 to 43 months, along with the enhanced call features of these deposits, assist us in our efforts to manage interest rate risk.

At June 30, 2017 and December 31, 2016, we held $23.8 million and $23.7 million in public funds, respectively, nearly all of which were retail certificates of deposit.

Advances. We use advances from the FHLB as an alternative funding source to reduce interest rate risk and to leverage our balance sheet. Total FHLB advances were $191.5 million at June 30, 2017 and $171.5 million at December 31, 2016. At June 30, 2017, the Bank held $56.5 million in borrowings that are due in less than one year and $135.0 million in borrowings that are due in one to three years. Included in our total advances at that date is a $50.0 million three-month fixed-rate advance designated as a hedge instrument in a cash flow hedge, as described below. Included in the category of advances that are due in one to three years is a $120.0 million Member Option Variable Rate advance that reprices quarterly and allows prepayment without penalties on the repricing date.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank entered into a five-year, $50 million notional, pay fixed, receive floating cash flow hedge or interest rate swap with a qualified institution on October 25, 2016. Under the terms of the agreement, the Bank will pay a fixed rate of 1.34% for five years and, will in turn, receive an interest payment based on the three-month LIBOR index, which resets quarterly. Concurrently, the Bank borrowed a $50.0 million fixed rate three-month advance that will be renewed quarterly at the fixed interest rate in effect at that time. Effectiveness of the swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At June 30, 2017, we recognized a $1.1 million fair value asset as a result in the increase in the market value of the hedge agreement.

Stockholders’ Equity. Total stockholders’ equity increased $5.4 million during 2017 to $143.5 million at June 30, 2017, from $138.1 million at December 31, 2016. Additional paid-in capital increased $1.6 million as a result of the exercise of stock options for 115,880 shares during the six months ended June 30, 2017. Also contributing to the increase, retained earnings increased $2.9 million during the six months ended June 30, 2017, as a result of $4.2 million in net income partially offset by $1.3 million paid out in shareholder dividends.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Dividend declared per common share	$0.07	$0.06	$0.13	$0.12
Dividend payout ratio (1)	38.9%	51.8%	32.0%	46.4%
______________
(1) Dividends paid per common share divided by basic earnings per common share

The Company has a share repurchase plan in effect from May 30, 2017 through November 30, 2017 authorizing the repurchase of 1,100,000 shares, or 10.0% of outstanding shares. At June 30, 2017, the Company had repurchased 22,700 shares at an average price of $15.93 per share.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and 2016

General. Net income for the three months ended June 30, 2017 was $1.9 million, or $0.18 per diluted share as compared to net income of $1.4 million, or $0.11 per diluted share for the quarter ended June 30, 2016. The $428,000 increase in net income during the first quarter of 2017 was primarily a result of an increase in net interest income and a decrease in the provision for loan losses partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income for the quarter ended June 30, 2017 increased $814,000 to $9.0 million, as compared to $8.2 million for the first quarter in 2016, due to the $1.4 million increase in our interest income partially offset by a $633,000 increase in interest expense. Interest income primarily increased as a result of the growth in average loans receivable. Our net interest margin was 3.60% for the quarter ended June 30, 2017, compared to 3.63% for the quarter ended June 30, 2016. The change between quarters was primarily attributed to increased costs associated with interest-bearing liabilities due to the recent increases in short term interest rates.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended June 30, 2017 Compared to June 30, 2016 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(176)	$1,480	$1,304
Investments available-for-sale	138	(8)	130
Interest-earning deposits with banks	22	(27)	(5)
FHLB stock	—	18	18
Total net change in income on interest-earning assets	(16)	1,463	1,447

Interest-bearing liabilities:
Interest-bearing demand	13	1	14
Statement savings	(1)	(1)	(2)
Money market	125	21	146
Certificates of deposit, retail	58	76	134
Certificates of deposit, brokered	2	41	43
Advances from the FHLB	163	135	298
Total net change in expense on interest-bearing liabilities	360	273	633
Total net change in net interest income	$(376)	$1,190	$814

The $1.3 million increase in loan interest income during the second quarter of 2017, as compared to the same period in 2016, was a result of a $118.7 million increase in the average outstanding loan balance partially offset by a decrease in the average loan yield of nine basis points. Higher yielding loans continue to be repaid while rates of new loan originations remain relatively unchanged in spite of the recent rate increases in the Federal Funds rate by the Federal Reserve Board.

During the first quarter of 2017, interest income from our investments available-for-sale increased by $130,000 as compared to the same period in 2016. The average balance of our investments available-for-sale for the three months ended June 30, 2017 decreased by $1.4 million as compared to the same period last year as sales and paydowns outpaced purchases of new investments. As a result of restructuring our available-for-sale investment portfolio through the sales of lower yielding investment securities, and utilizing the proceeds received to purchase higher yielding, long-term investment securities last year, our yield on these assets increased by 42 basis points for the three months ended June 30, 2017, as compared to the same period in 2016.

Partially offsetting the increase in interest income, interest expense increased by $633,000 for the three months ended June 30, 2017, as compared to the same period in 2016. The average balance of our interest-bearing liabilities increased $116.4 million over the last year to support the growth in our financial assets. The average balance of deposits increased by $55.1 million for the three months ended June 30, 2017 as compared to the same period in 2016, including growth in retail certificates of deposit of $26.0 million, money market accounts of $19.5 million, brokered certificates of deposit of $9.9 million, and interest-bearing checking accounts of $2.8 million. These increases were partially offset by a decrease of $3.1 million in the average balance of our statement savings accounts. The average cost of our deposits increased by 12 basis points for the three months ended June 30, 2017, as compared to the same period in 2016. In further support of our asset growth, average borrowings at the FHLB increased by $61.2 million for the three months ended June 30, 2017, and the average cost of these funds increased 35 basis points as compared to the same period in 2016. The average cost of both our deposits and FHLB borrowings increased for the three months ended June 30, 2017, as compared to the same period in 2016 in response to increases in the Federal Funds rate.

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended June 30, 2017 and 2016. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$844,853	$10,352	4.91%	$726,109	$9,048	5.00%
Investments available-for-sale	132,375	887	2.69	133,813	757	2.27
Interest-earning deposits with banks	16,831	42	1.00	39,167	47	0.48
FHLB stock	8,616	62	2.89	6,097	44	2.89
Total interest-earning assets	1,002,675	11,343	4.54	905,186	9,896	4.39
Noninterest earning assets	63,802			58,002
Total average assets	$1,066,477			$963,188

Liabilities and Stockholders' Equity
Interest-bearing checking	$20,426	$19	0.37%	$17,592	$5	0.11%
Statement savings	27,366	10	0.15	30,449	12	0.16
Money market	220,241	358	0.65	200,738	212	0.42
Certificates of deposit, retail	349,401	1,075	1.23	323,390	941	1.17
Certificates of deposit, brokered	75,488	314	1.67	65,612	271	1.66
Total interest-bearing deposits	692,922	1,776	1.03	637,781	1,441	0.91
Advances from the FHLB	184,357	570	1.24	123,148	272	0.89
Total interest-bearing liabilities	877,279	2,346	1.07	760,929	1,713	0.90
Noninterest bearing liabilities	45,555			33,082
Average equity	143,643			169,177
Total average liabilities and equity	$1,066,477			$963,188
Net interest income		$8,997			$8,183
Net interest margin			3.60%			3.63%

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

During the quarter ended June 30, 2017, management evaluated the adequacy of the ALLL and concluded that additional provision for loan losses in the amount of $100,000 was appropriate for the quarter. For the quarter ended June 30, 2016, a $600,000 provision for loan losses was recorded. For the second quarter of 2017, the provision for loan losses was primarily a result of growth in our loan receivables partially offset by payoffs and credit improvements to certain adversely classified loans. In comparison, the provision reported in the second quarter of 2016 was primarily a result of an increase in the balance of our loans receivable.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$875,510	$778,120
Average loans receivable during period	844,853	726,109
ALLL balance at beginning of period	11,158	9,471
Provision for loan losses	100	600
Charge-offs:
Consumer	—	—
Total charge-offs	—	—
Recoveries:
One-to-four family	27	63
Total recoveries	27	63
Net recovery	27	63
ALLL balance at end of period	$11,285	$10,134
ALLL as a percent of total loans, net of LIP	1.29%	1.30%
Ratio of net recoveries to average net loans receivable	0.01	0.03

Noninterest Income. Noninterest income increased $23,000 to $731,000 for the quarter ended June 30, 2017, from $708,000 for the quarter ended June 30, 2016. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended June 30, 2017	Change from Three Months Ended June 30, 2016	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	38	9	31.0%
Loan service fees	120	39	48.1
Net gain on sale of investments	56	56	100.0
BOLI change in cash surrender value	116	(109)	(48.4)
Wealth management revenue	307	26	9.3
Other	94	2	2.2
Total noninterest income	731	23	3.2

The increase in the quarter ended June 30, 2017, compared to the quarter ended June 30, 2016, was partially the result of the $56,000 gain on sales of a portion of a corporate bond and two mortgage-backed securities during the second quarter of 2017. During the same period in 2016, we did not sell any of our investment securities. Further contributing to the increase in 2017, loan service fees increased by $39,000 as a result of increased prepayment penalties and wealth management revenue increased by $26,000 as we continue to expand our portfolio of managed accounts. These increases were partially offset by a decrease in noninterest income from our BOLI policies. During the second quarter of 2017, we purchased $4.2 million in additional policies where certain policy expenses are deducted from earnings over the first year, thereby reducing the overall noninterest income recognized from BOLI policies for the initial one year period.

Noninterest Expense. Noninterest expense increased $764,000 to $6.8 million for the quarter ended June 30, 2017 from $6.1 million for the comparable quarter in 2016.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended June 30, 2017	Change from Three Months Ended June 30, 2016	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,409	$568	14.8%
Occupancy and equipment	579	91	18.6
Professional fees	482	(79)	(14.1)
Data processing	519	268	106.8
Gain on sale of OREO property, net	(5)	(94)	(105.6)
OREO related expenses, net	(15)	(1)	7.1
Regulatory assessments	112	(5)	(4.3)
Insurance and bond premiums	98	12	14.0
Marketing	52	12	30.0
Other general and administrative	605	(8)	(1.3)
Total noninterest expense	$6,836	$764	12.6%

Expenses for salaries and employee benefits increased $568,000 for the second quarter of 2017, as compared to the same period in 2016 primarily as a result of increases in costs due to the increase in the number of employees. As a result of our new branches and the development of new products, the number of employees increased to 129 at June 30, 2017 from 118 at June 30, 2016. In addition, the change in timing of recognition of the compensation expense for directors’ restricted stock awards resulted in $180,000 of additional expense for the quarter ended June 30, 2017 as compared to the same period in 2016.

As a result of our pending acquisition of four retail branches, our data processing expense increased by $268,000 for the quarter ended June 30, 2017 as compared to the same period in 2016 due primarily to the cost of data conversion of the accounts in these branches.

Partially offsetting these increases, professional fees decreased by $79,000, primarily as a result of a reduction in legal costs. During the second quarter of 2016, we incurred additional legal expenses relating to our modified Dutch auction tender offer completed in 2016. In addition, noninterest expense declined as we incurred a $5,000 gain on the sale of OREO property in the quarter ended June 30, 2017 as compared to a loss on sale of $89,000 for the quarter ended June 30, 2016.

Federal Income Tax Expense. Our statutory income tax rate is 35%. We recorded federal income tax provisions of $924,000 and $779,000 for the quarters ended June 30, 2017, and 2016, respectively, as a result of our consolidated pretax net income. Our effective tax rate for the quarter ended June 30, 2017 was 30.3%, which reflected the year-to-date impact of stock options exercised in the first quarter of 2017. In comparison, the effective tax rate for the quarter ended June 30, 2016 was 32.1%, which reflected reversal of nontaxable BOLI income and a 10% penalty on the early surrender a BOLI policy.

Comparison of Operating Results for the Six Months Ended June 30, 2017 and 2016

General. Net income for the six months ended June 30, 2017 was $4.2 million, or $0.40 per diluted share as compared to net income of $3.3 million, or $0.26 per diluted share for the six months ended June 30, 2016. Net interest income increased by $1.9 million year over year, however this was partially offset by a $1.1 million increase in noninterest expense.

Net Interest Income. Net interest income for the six months ended June 30, 2017 increased $1.9 million to $17.9 million, as compared to $16.0 million for the same period in 2016, due to the $2.9 million increase in our interest income partially offset by a $988,000 increase in interest expense. The increase in total interest income was primarily the result of the growth in average loans receivable. Our net interest margin was 3.62% for the six months ended June 30, 2017, compared to 3.54% for the six months ended June 30, 2016. The change between periods was primarily attributed to the increase in average loan balances and the increase in the average yield on interest-earning assets outpacing increased average costs associated with interest-bearing liabilities.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Six Months Ended June 30, 2017 Compared to June 30, 2016 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(628)	$3,232	$2,604
Investments available-for-sale	315	(15)	300
Interest-earning deposits with banks	35	(109)	(74)
FHLB stock	19	34	53
Total net change in income on interest-earning assets	(259)	3,142	2,883

Interest-bearing liabilities:
Interest-bearing demand	25	1	26
Statement savings	(1)	(1)	(2)
Money market	197	19	216
Certificates of deposit, retail	135	165	300
Certificates of deposit, brokered	(91)	94	3
Advances from the FHLB	190	255	445
Total net change in expense on interest-bearing liabilities	455	533	988
Total net change in net interest income	$(714)	$2,609	$1,895

Average loans receivable increased $128.5 million for the six months ended June 30, 2017 as compared to the same period in 2016 while the average yield decreased to 4.92% from 5.07% for the six months ended June 30, 2017 and 2016, respectively as loans originated during the past year were at lower average rates than those paying off.

Interest income on our investments available-for-sale increased $300,000 for the six months ended June 30, 2017 as compared to the same period in 2016 primarily as a result of the 48 basis point increase in the yield on these assets. We have continued to restructure our portfolio of these securities to include additional longer term higher-yielding investment securities to increase earnings from our investment portfolio.

Interest income on our interest-earning deposits decreased $74,000 for the six months ended June 30, 2017 as compared to the same period in 2016, primarily as a result of the $43.3 million decrease in the average balance of these deposits as we shifted cash earning a nominal yield into higher yielding assets. Partially offsetting the impact of the decrease in average balance, the average yield earned on interest-earning deposits from the Federal Reserve Bank increased by 34 basis points year over year.

Partially offsetting the increase in interest income, our interest expense increased $988,000 for the six months ended June 30, 2017 as compared to the same period in 2016. The average cost of our deposits increased by nine basis points for the six months ended June 30, 2017, as compared to the same period in 2016. Interest expense on money market accounts increased by $216,000, year over year primarily due to an 18 basis point increase in the cost of these funds. In addition, interest expense on retail certificates of deposit increased by $300,000, primarily from a combined result of a $28.9 million increase in the average balance of these accounts and an eight basis point increase in the cost of these funds. Interest expense on our FHLB advances and other borrowings increased by $445,000 for the six months ended June 30, 2017, as compared to the same period in 2016 as a result of a $55.0 million increase in the average balance of FHLB advances and a 22 basis point increase in the cost of these funds.

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the six months ended June 30, 2017 and 2016. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$835,106	$20,379	4.92%	$706,606	$17,775	5.07%
Investments available-for-sale	130,693	1,732	2.67	132,073	1,432	2.19
Interest-earning deposits with banks	20,512	86	0.85	63,774	160	0.51
FHLB stock	8,327	144	3.49	6,066	91	3.03
Total interest-earning assets	994,638	22,341	4.53	908,519	19,458	4.32
Noninterest earning assets	61,848			58,291
Total average assets	$1,056,486			$966,810

Liabilities and Stockholders' Equity
Interest-bearing checking	$19,956	$35	0.35%	$17,290	$9	0.10%
Statement savings	27,717	21	0.15	28,733	23	0.16
Money market	215,071	641	0.60	205,968	425	0.42
Certificates of deposit, retail	352,391	2,147	1.23	323,524	1,847	1.15
Certificates of deposit, brokered	75,488	623	1.66	65,516	620	1.91
Total interest-bearing deposits	690,623	3,467	1.01	641,031	2,924	0.92
Advances from the FHLB	177,964	1,015	1.15	123,017	570	0.93
Total interest-bearing liabilities	868,587	4,482	1.04	764,048	3,494	0.92
Noninterest bearing liabilities	45,796			32,948
Average equity	142,103			169,814
Total average liabilities and equity	$1,056,486			$966,810
Net interest income		$17,859			$15,964
Net interest margin			3.62%			3.54%

Provision for Loan Losses. During the six months ended June 30, 2017, management evaluated the adequacy of the ALLL and concluded that additional provision for loan losses in the amount of $300,000 was appropriate for the period. The provision for the six months ended June 30, 2017 was primarily a reflection of the $46.6 million growth in net loans receivable partially offset by payoffs and credit improvements to certain adversely classified loans. For the six months ended June 30, 2016, an additional provision of $500,000 was recorded as a result of loan growth.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$875,510	$778,120
Average loans receivable during period	835,106	706,606
ALLL balance at beginning of period	10,951	9,463
Provision for loan losses	300	500
Charge-offs:
Consumer	—	(19)
Total charge-offs	—	(19)
Recoveries:
One-to-four family	33	85
Commercial real estate	—	104
Consumer	1	1
Total recoveries	34	190
Net recovery	34	171
ALLL balance at end of period	$11,285	$10,134
ALLL as a percent of total loans, net of LIP	1.29%	1.30%
Ratio of net recoveries to average net loans receivable (annualized)	0.01	0.05

Noninterest Income. Noninterest income increased $78,000 to $1.3 million for the six months ended June 30, 2017, from $1.2 million for the same period in 2016. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Six Months Ended June 30, 2017	Change from Six Months Ended June 30, 2016	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$63	$19	43.2%
Loan service fees	155	26	20.2
Net gain on sale of investments	56	56	n/a
BOLI change in cash surrender value	317	(73)	(18.7)
Wealth management revenue	447	(44)	(9.0)
Other	228	94	70.1
Total noninterest income	$1,266	$78	6.6

The largest change to our noninterest income for the six months ended June 30, 2017 as compared to the same period in 2016 was the $95,000 increase in other noninterest income. This increase was a result of an additional $77,000 of fees received during the 2017 six month period on loans where certain commercial loan customers participate in an interest rate swap with a third party broker institution and the Bank receives a fee that is recognized as other noninterest income at the time the loan is originated. In addition, sales of investment securities generated a $56,000 gain for the six months ended June 30, 2017, compared to none for the same period in 2016. Loan servicing fees, primarily from prepayment penalties, increased by $26,000 year over year. Partially offsetting these increases, BOLI noninterest income from the change in cash surrender value of our policies decreased by $74,000 during the six months ended June 30, 2017 as compared to the same period in 2016, primarily due to expenses relating to the $4.1 million in additional BOLI policies purchased during the second quarter of 2017, as discussed above. Further offsetting our income, our wealth management revenue decreased $44,000 for the first six months of 2017 as compared to the same period in 2016 as a result of normal fluctuations in business activity.

Noninterest Expense. Noninterest expense increased $1.1 million to $12.9 million for the six months ended June 30, 2017 as compared to the same period in 2016.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Six Months Ended June 30, 2017	Change from Six Months Ended June 30, 2016	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$8,694	$1,079	14.2%
Occupancy and equipment	1,059	63	6.3
Professional fees	921	(108)	(10.5)
Data processing	759	318	72.1
(Gain) loss on sales of OREO property, net	(5)	(92)	(105.7)
OREO market value adjustments	50	(207)	(80.5)
OREO-related expenses, net	(25)	9	(26.5)
Regulatory assessments	208	(29)	(12.2)
Insurance and bond premiums	197	23	13.2
Marketing	100	22	28.2
Other general and administrative	946	(19)	(2.0)
Total noninterest expense	$12,904	$1,059	8.9%

Salaries and employee benefits expense increased $1.1 million for the first six months of 2017 as compared to the same period in 2016. The number of employees increased from June 30, 2016 to June 30, 2017, as we added employees to support our branch expansions. Data processing increased by $318,000 primarily as a result of the cost of data conversion related to our pending acquisition of four retail branches. These increases were partially offset by a $207,000 decrease in OREO market value adjustments. During the first six months of 2016, we reduced the carrying value of OREO properties by $257,000 primarily as the result of a sales contract on one property. The sale fell through in 2016, however a new sale contract was agreed on during the first six months of 2017, resulting in a $50,000 additional write-down.

Federal Income Tax Expense. Our statutory income tax rate is 35%. We recorded federal income tax provisions of $1.7 million and $1.5 million for the six months ended June 30, 2017, and 2016 as a result of our consolidated net income. Our effective tax rate for the six months ended June 30, 2017 was 30.3% partially as a result of tax benefit from the exercise of stock options earlier in 2017. In comparison, the effective tax rate for the six months ended June 30, 2016 was 32.1% as a result of the reversal of noninterest income and a tax penalty from the early surrender of BOLI policies, partially offset by a benefit from the exercise of stock options.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At June 30, 2017, retail certificates of deposit scheduled to mature in one year or less totaled $155.3 million. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. These funding sources are generally collateral dependent. We may also liquidate assets to meet our funding needs.

The balance of our investments available-for-sale increased $4.7 million from December 31, 2016, to $134.0 million at June 30, 2017, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks decreased by $14.6 million from December 31, 2016 to June 30, 2017, as we shifted cash into higher yielding assets. At June 30, 2017, the Bank maintained credit facilities with the FHLB totaling $370.4 million, with an outstanding balance of $191.5 million. At June 30, 2017, we also had available a total of $35.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at June 30, 2017 of $75.5 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk associated with retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At June 30, 2017, brokered certificates of deposit had a remaining maturity of 13 to 43 months. Most of these certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At June 30, 2017, the Company (on an unconsolidated basis) had liquid assets of $17.7 million and short-term liabilities of $153,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2017 and December 31, 2016, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at June 30, 2017:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Unused portion of lines of credit	$24,136	$1,584	$14,746	$3,321	$4,485
Undisbursed portion of construction loans	88,475	37,420	51,055	—	—
Total commitments	$112,611	$39,004	$65,801	$3,321	$4,485

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

As of June 30, 2017, the Bank had four operating leases with initial terms of five to eight years which carry minimum lease payments of $18,000 per month. All four leases offer extension periods. The Bank signed a fifth lease agreement in April 2017 for the new branch office in Bothell, Washington that is expected to open in the fourth quarter of 2017. With the pending acquisition of four retail branches, the Bank will assume the leases for the Woodinville, Lake Stevens, and Smokey Point locations when the acquisition is scheduled to close during the third quarter of 2017, subject to DFI approval and other customary closing conditions.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At June 30, 2017, stockholders’ equity totaled $143.5 million, or 13.27% of total assets. Our book value per share of common stock was $13.00 at June 30, 2017, compared to $12.63 at December 31, 2016. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of June 30, 2017, the Bank and consolidated Company exceeded all regulatory capital requirements and the Bank was considered “well capitalized” under regulatory capital guidelines of the FDIC. The following table provides our capital requirements and actual results.

	At June 30, 2017
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$122,001	11.46%	$42,591	4.00%	$53,239	5.00%
Consolidated	144,498	13.55	42,663	4.00	53,328	5.00
Common equity tier I ("CET1") (to risk-weighted assets)
Bank only	122,001	13.95	39,362	4.50	56,856	6.50
Consolidated	144,498	16.48	39,460	4.50	56,998	6.50
Tier I risk-based capital (to risk-weighted assets)
Bank only	122,001	13.95	52,483	6.00	69,977	8.00
Consolidated	144,498	16.48	52,614	6.00	70,152	8.00
Total risk-based capital (to risk-weighted assets)
Bank only	132,944	15.20	69,977	8.00	87,471	10.00
Consolidated	155,469	17.73	70,152	8.00	87,690	10.00

In addition to the minimum CET1, Tier 1 total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019.

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

We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower our cost of borrowing while taking into account variable interest rate risk. On October 25, 2016, the Bank entered into a Cash Flow Hedge agreement to effectively fix the rate on $50.0 million of FHLB advances. We are using this interest rate swap as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At June 30, 2017, pursuant to the Cash Flow Hedge agreement we held a $50.0 million notional pay fixed, receive floating cash flow hedge. The Bank pays a fixed rate of 1.34% for five years and in turn, will receive an interest payment based on three-month LIBOR, which resets quarterly. The hedge instrument is a $50.0 million FHLB fixed-rate three-month advance that is renewed at the fixed rate at that time. Entering into this hedge agreement has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. A portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 45.3% of our total loans, net LIP, were adjustable-rate loans at June 30, 2017. At that date, $105.2 million, or 26.5% of these loans were at their floor, with a weighted-average interest rate of 4.01%.

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

The following table illustrates the change in our net interest income at June 30, 2017 that would occur in the event of an instantaneous change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at June 30, 2017
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$34,345	(1.65)%
+200	34,553	(1.06)
+100	34,817	(0.30)
Base	34,922	—
(100)	34,797	(0.36)

The following table illustrates the change in our net portfolio value (“NPV”) at June 30, 2017 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$125,628	$(33,700)	(21.15)%	12.46%	(3.11)%	$1,008,238
+200	136,764	(22,564)	(14.16)	13.24	(2.08)	1,032,991
+100	149,542	(9,786)	(6.14)	14.11	(0.90)	1,060,033
Base	159,328	—	—	14.69	—	1,084,760
(100)	164,943	5,615	3.52	14.90	0.52	1,107,219
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

At June 30, 2017, other than the interest rate swap we entered into through the Cash Flow Hedge agreement, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the second quarter of 2017, under the repurchase plan effective May 30, 2017 through November 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan

April 1 - April 30, 2017	n/a	n/a	n/a	n/a
May 1 - May 31, 2017	—	—	—	1,100,000
June 1 - June 30, 2017	22,700	$15.93	22,700	1,077,300
	22,700		22,700

On May 22, 2017, the Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s common stock, or 10% of the Company’s outstanding shares. Shares are repurchased under a pre-arranged stock trading plan in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1034, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements (8)
10.7	Form of restricted stock award agreement (8)
10.8	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2017.

(3)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 11, 2017.

(6)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2016.

(8)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: August 7, 2017	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2017	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2017	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.