Form 10-Q
period 2017-09-30
First Financial Northwest, Inc.
filed 2017-11-07
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 3, 2017, 10,762,037 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	September 30, 2017	December 31, 2016
Assets
	(Unaudited)
Cash on hand and in banks	$7,910	$5,779
Interest-earning deposits with banks	14,093	25,573
Investments available-for-sale, at fair value	137,847	129,260
Loans receivable, net of allowance of $12,110 and $10,951	931,862	815,043
Federal Home Loan Bank ("FHLB") stock, at cost	8,902	8,031
Accrued interest receivable	3,709	3,147
Deferred tax assets, net	2,381	3,142
Other real estate owned ("OREO")	1,825	2,331
Premises and equipment, net	20,568	18,461
Bank owned life insurance ("BOLI"), net	28,894	24,153
Prepaid expenses and other assets	3,304	2,664
Goodwill	979	—
Core deposit intangible	1,304	—
Total assets	$1,163,578	$1,037,584

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$47,652	$33,422
Interest-bearing deposits	768,088	684,054
Total deposits	815,740	717,476
FHLB Advances	191,500	171,500
Advance payments from borrowers for taxes and insurance	4,267	2,259
Accrued interest payable	280	231
Other liabilities	11,031	7,993
Total liabilities	1,022,818	899,459

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 10,763,915 shares at September 30, 2017, and 10,938,251 shares at December 31, 2016	108	109
Additional paid-in capital	94,168	96,852
Retained earnings, substantially restricted	52,984	48,981
Accumulated other comprehensive loss, net of tax	(857)	(1,328)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(5,643)	(6,489)
Total stockholders' equity	140,760	138,125
Total liabilities and stockholders' equity	$1,163,578	$1,037,584

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$10,959	$9,967	$31,338	$27,742
Investments available-for-sale	869	792	2,601	2,224
Interest-earning deposits with banks	108	38	194	198
Dividends on FHLB stock	67	45	211	136
Total interest income	12,003	10,842	34,344	30,300
Interest expense
Deposits	1,933	1,545	5,400	4,469
FHLB advances and other borrowings	695	363	1,710	933
Total interest expense	2,628	1,908	7,110	5,402
Net interest income	9,375	8,934	27,234	24,898
Provision for loan losses	500	900	800	1,400
Net interest income after provision for loan losses	8,875	8,034	26,434	23,498
Noninterest income
Net gain on sale of investments	47	33	103	33
BOLI income	173	251	490	641
Wealth management revenue	252	165	699	656
Other	259	224	705	531
Total noninterest income	731	673	1,997	1,861
Noninterest expense
Salaries and employee benefits	4,406	3,821	13,100	11,436
Occupancy and equipment	726	467	1,785	1,463
Professional fees	458	458	1,379	1,487
Data processing	372	259	1,131	700
OREO related (reimbursements) expenses, net	(6)	(11)	14	299
Regulatory assessments	122	82	330	319
Insurance and bond premiums	105	86	302	260
Marketing	102	67	202	145
Other general and administrative	551	25	1,497	990
Total noninterest expense	6,836	5,254	19,740	17,099
Income before federal income tax provision	2,770	3,453	8,691	8,260
Federal income tax provision	909	847	2,618	2,389
Net income	$1,861	$2,606	$6,073	$5,871
Basic earnings per common share	$0.18	$0.22	$0.59	$0.47
Diluted earnings per common share	$0.18	$0.22	$0.58	$0.47
Basic weighted average number of common shares outstanding	10,287,663	11,859,683	10,323,459	12,329,815
Diluted weighted average number of common shares outstanding	10,427,038	12,011,952	10,480,061	12,481,379
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,861	$2,606	$6,073	$5,871
Other comprehensive income, before tax:
Gross unrealized holding gains (losses) on investments available-for-sale	214	(509)	1,043	1,800
Tax (provision) benefit	(75)	178	(365)	(631)
Reclassification adjustment for net gains realized in income	(47)	(33)	(103)	(33)
Tax benefit	17	12	36	12
Gain (loss) on cash flow hedge	28	—	(215)	—
Tax (provision) benefit	(10)	—	75	—
Other comprehensive income, net of tax	$127	$(352)	$471	$1,148
Total comprehensive income	$1,988	$2,254	$6,544	$7,019

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2015	13,768,814	$138	$136,338	$42,892	$(1,077)	$(7,618)	$170,673
Net income	—	—	—	5,871	—	—	5,871
Other comprehensive income	—	—	—	—	1,148	—	1,148
Exercise of stock options	63,173	1	317	—	—	—	318
Issuance of common stock - restricted stock awards	8,752	—	(74)	—	—	—	(74)
Compensation related to stock options and restricted stock awards	—	—	505	—	—	—	505
Allocation of 84,639 ESOP shares	—	—	298	—	—	847	1,145
Repurchase and retirement of common stock	(1,868,112)	(19)	(26,319)	—	—	—	(26,338)
Canceled common stock - restricted stock awards	(74,478)	(1)	1	—	—	—	—
Cash dividend declared and paid ($0.18 per share)	—	—	—	(2,194)	—	—	(2,194)
Balances at September 30, 2016	11,898,149	$119	$111,066	$46,569	$71	$(6,771)	$151,054

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2016	10,938,251	$109	$96,852	$48,981	$(1,328)	$(6,489)	$138,125
Net income	—	—	—	6,073	—	—	6,073
Other comprehensive income	—	—	—	—	471	—	471
Exercise of stock options	134,880	2	1,307	—	—	—	1,309
Issuance of common stock - restricted stock awards, net	3,984	—	(105)	—	—	—	(105)
Compensation related to stock options and restricted stock awards	—	—	505	—	—	—	505
Allocation of 84,642 ESOP shares	—	—	625	—	—	846	1,471
Repurchase and retirement of common stock	(313,200)	(3)	(5,016)	—	—	—	(5,019)
Cash dividend declared and paid ($0.20 per share)	—	—	—	(2,070)	—	—	(2,070)
Balances at September 30, 2017	10,763,915	$108	$94,168	$52,984	$(857)	$(5,643)	$140,760

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$6,073	$5,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800	1,400
OREO market value adjustments	50	257
(Gain) loss on sale of OREO property, net	(5)	87
Gain on sale of investments available-for-sale	(103)	(33)
Loss on sale of premises and equipment	65	—
Depreciation of premises and equipment	883	797
Amortization of premiums and discounts on investments available-for-sale, net	500	726
Deferred federal income taxes	507	884
Allocation of ESOP shares	1,471	1,145
Stock compensation expense	505	505
Increase in cash surrender value of BOLI	(490)	(641)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(840)	(128)
Net (decrease) increase in advance payments from borrowers for taxes and insurance	2,008	1,958
Increase in accrued interest receivable	(562)	(410)
Increase (decrease) in accrued interest payable	49	(19)
Increase (decrease) in other liabilities	3,038	(299)
Net cash provided by operating activities	13,949	12,100
Cash flows from investing activities:
Proceeds from sales of OREO properties	461	988
Proceeds from calls and sales of investments available-for-sale	7,494	24,921
Principal repayments on investments available-for-sale	7,980	12,375
Purchases of investments available-for-sale	(23,518)	(40,522)
Net increase in loans receivable	(117,619)	(162,258)
Purchase of FHLB stock	(871)	(3,894)
Purchase of premises and equipment	(2,399)	(1,386)
Proceeds from sale or disposal of premises and equipment, net	7	—
Surrender of BOLI	—	10,182
Purchase of BOLI	(4,251)	(10,182)
Net cash received from acquisition of branches	71,568	—
Net cash used by investing activities	(61,148)	(169,776)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities:
Net increase in deposits	$23,735	$16,764
Advances from the FHLB	40,000	335,000
Repayments of advances from the FHLB	(20,000)	(239,000)
Proceeds from stock options exercises	1,309	318
Net share settlement of stock awards	(105)	(74)
Repurchase and retirement of common stock	(5,019)	(26,338)
Dividends paid	(2,070)	(2,194)
Net cash provided by financing activities	37,850	84,476
Net decrease in cash and cash equivalents	(9,349)	(73,200)
Cash and cash equivalents at beginning of period	31,352	105,711
Cash and cash equivalents at end of period	$22,003	$32,511

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$7,061	$5,421
Federal income taxes paid	2,810	2,025
Assets acquired in acquisition of branches	72,239	—
Liabilities assumed in acquisition of branches	74,657	—

Noncash items:
Change in unrealized loss on investments available-for-sale	$940	$1,767
Change in gain on cash flow hedge	$(215)	$—

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Description of Business

First Financial Northwest, Inc. (“First Financial Northwest”), a Washington corporation, was formed on June 1, 2007 for the purpose of becoming the holding company for First Financial Northwest Bank (the “Bank”) in connection with the conversion from a mutual holding company structure to a stock holding company structure completed on October 9, 2007. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Financial Northwest Bank. Accordingly, the information presented in the consolidated financial statements and accompanying data, relates primarily to First Financial Northwest Bank. First Financial Northwest is a bank holding company, having converted from a savings and loan holding company on March 31, 2015, and as a bank holding company is subject to regulation by the Federal Reserve Bank of San Francisco. First Financial Northwest Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Washington State Department of Financial Institutions (“DFI”).

As of September 30, 2017. First Financial Northwest Bank had nine locations in Washington with the headquarters and four additional branch locations in King County and five branch locations in Snohomish County. The Bank acquired four bank branches (one in King and three in Snohomish counties) and $74.7 million in retail deposits from Opus Bank on August 25, 2017. No loans were acquired in this transaction. The Bank has received regulatory approval to open a new branch in Bothell, Washington, which is expected to open in the first quarter of 2018. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

The Bank is a portfolio lender, originating and purchasing one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Loans are primarily funded by deposits from the general public, supplemented by borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”) and deposits raised in the national brokered deposit market.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to First Financial Northwest, Inc. and its consolidated subsidiary First Financial Northwest Bank, unless the context otherwise requires.

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, and the fair value of financial instruments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. The standard is effective for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The standard allows for full retrospective adoption for all periods presented or modified retrospective adoption to only the most current period presented in the financial statements. The cumulative effect of initially applying the standard is recognized at the date of the initial application. Our primary source of revenue is interest income, which is recognized as it is earned and is deemed to be in compliance with this ASU. With respect to noninterest income, the Company is in process of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company is developing processes and procedures to ensure it is fully compliant with these amendments. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date. Accordingly, the Company does not expect implementation of this standard to have a material impact on our consolidated financial statements.

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments--Credit Losses (Topic 326). This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is evaluating our current expected loss methodology of our loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to our ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. We are in the process of compiling historical data that will be used to calculate expected credit losses on our loan portfolio to ensure we are fully compliant with the ASU at the adoption date and are evaluating the potential impact adoption of this ASU will have on our consolidated financial statements. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will be unknown.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was to address the appropriate classification of eight specific cash flow issues on the cash flow statement. Debt prepayment costs should be classified as an outflow for financing activities. Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities. Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities. Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transition method to each period presented. The Company does not currently have items on its cash flow statement that would be impacted by adoption of this ASU and will evaluate future cash flow statement classifications in accordance with the standard. Adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2017, FASB issued ASU No. 2017-04, Intangibles--Goodwill and Other (Topic 350). This ASU simplifies the impairment calculation for subsequent measurement of goodwill by eliminating the step of comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity will evaluate the carrying amount of a reporting unit to its fair value, as if the reporting unit had been acquired in a business combination. An impairment charge should be recognized for the amount that the carrying amount exceeds the fair value, not to exceed the amount of goodwill. The income tax effect should be considered for any tax deductible goodwill when measuring the impairment loss. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for reporting periods after January 1, 2017. The Company recognized goodwill from its recent branch acquisition and intends on adopting this ASU in 2018. Adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2017, FASB issued ASU No. 2017-09, Compensation--Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. This ASU is effective for reporting periods beginning after December 15, 2017,

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with early adoption permitted. The Company has not had any modifications on share-based payment awards. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), This ASU was issued to provide investors better insight to an entity’s risk management hedging strategies by permitting companies to recognize the economic results of its hedging strategies in its financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. Adoption of ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$47,118	$133	$(590)	$46,661
Freddie Mac	15,048	86	(45)	15,089
Ginnie Mae	19,994	27	(602)	19,419
Municipal bonds	13,987	265	(25)	14,227
U.S. Government agencies	19,849	108	(165)	19,792
Corporate bonds	22,503	545	(389)	22,659
Total	$138,499	$1,164	$(1,816)	$137,847

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$42,060	$126	$(854)	$41,332
Freddie Mac	18,013	95	(99)	18,009
Ginnie Mae	19,133	41	(540)	18,634
Municipal bonds	13,203	11	(107)	13,107
U.S. Government agencies	15,937	75	(155)	15,857
Corporate bonds	22,506	241	(426)	22,321
Total	$130,852	$589	$(2,181)	$129,260

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	September 30, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$27,950	$(160)	$8,568	$(430)	$36,518	$(590)
Freddie Mac	6,293	(45)	—	—	6,293	(45)
Ginnie Mae	1,847	(33)	14,444	(569)	16,291	(602)
Municipal bonds	1,381	(12)	433	(13)	1,814	(25)
U.S. Government agencies	12,127	(92)	1,829	(73)	13,956	(165)
Corporate bonds	1,500	—	7,110	(389)	8,610	(389)
Total	$51,098	$(342)	$32,384	$(1,474)	$83,482	$(1,816)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$34,763	$(854)	$—	$—	$34,763	$(854)
Freddie Mac	8,343	(99)	—	—	8,343	(99)
Ginnie Mae	16,734	(540)	—	—	16,734	(540)
Municipal bonds	8,815	(107)	—	—	8,815	(107)
U.S. Government agencies	9,000	(153)	1,426	(2)	10,426	(155)
Corporate bonds	3,880	(119)	4,693	(307)	8,573	(426)
Total	$81,535	$(1,872)	$6,119	$(309)	$87,654	$(2,181)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At September 30, 2017 and December 31, 2016, the Company had 45 securities and 53 securities in an unrealized loss position, respectively. At September 30, 2017 and December 31, 2016, the Company had fifteen securities and four securities, respectively, in an unrealized loss position for 12 months or more. Management reviewed the financial condition of the entities issuing municipal or corporate bonds at September 30, 2017 and December 31, 2016, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2017
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$6,562	$6,572
Due after one year through five years	3,953	3,963
Due after five years through ten years	23,068	23,175
Due after ten years	22,756	22,968
	56,339	56,678
Mortgage-backed investments	82,160	81,169
Total	$138,499	$137,847

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $20.8 million and $22.6 million were pledged as collateral for public deposits at September 30, 2017 and December 31, 2016, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three and nine months ended September 30, 2017, we had calls, sales and a maturity on investment securities of $2.8 million, and $7.5 million, respectively, generating a net gain of $47,000 and $103,000, respectively. For the three and nine months ended September 30, 2016, we had calls and sales on investment securities of $24.5 million, and $24.9 million, respectively, generating a net gain of $33,000 for both periods.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$139,736	$137,834
Permanent non-owner occupied	126,711	111,601
	266,447	249,435

Multifamily	173,681	123,250

Commercial real estate	320,416	303,694

Construction/land:
One-to-four family residential	85,593	67,842
Multifamily	115,345	111,051
Commercial	5,325	—
Land	38,423	30,055
	244,686	208,948

Business	22,243	7,938
Consumer	9,301	6,922
Total loans	1,036,774	900,187

Less:
Loans in process ("LIP")	91,316	72,026
Deferred loan fees, net	1,486	2,167
Allowance for loan and lease losses ("ALLL")	12,110	10,951
Loans receivable, net	$931,862	$815,043

At September 30, 2017, loans totaling $457.5 million were pledged to secure borrowings from the FHLB of Des Moines compared to $472.1 million at December 31, 2016.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended September 30, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,627	$1,231	$3,733	$2,942	$457	$295	$11,285
Charge-offs	—	—	—	—	—	—	—
Recoveries	247	—	78	—	—	—	325
Provision (recapture)	(157)	472	(68)	40	211	2	500
Ending balance	$2,717	$1,703	$3,743	$2,982	$668	$297	$12,110

	At or For the Nine Months Ended September 30, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,551	$1,199	$3,893	$2,792	$237	$279	$10,951
Charge-offs	—	—	—	—	—	—	—
Recoveries	280	—	78	—	—	1	359
Provision (recapture)	(114)	504	(228)	190	431	17	800
Ending balance	$2,717	$1,703	$3,743	$2,982	$668	$297	$12,110

ALLL by category:
General reserve	$2,582	$1,703	$3,723	$2,982	$668	$297	$11,955
Specific reserve	135	—	20	—	—	—	155

Loans: (1)
Total loans	$266,447	$173,681	$319,872	$153,914	$22,243	$9,301	$945,458
Loans collectively evaluated for impairment (2)	251,141	172,541	316,656	153,914	22,243	9,205	925,700
Loans individually evaluated for impairment (3)	15,306	1,140	3,216	—	—	96	19,758
____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,747	$1,194	$3,771	$1,880	$217	$325	$10,134
Charge-offs	—	—	—	—	—	(28)	(28)
Recoveries	—	—	—	—	—	—	—
Provision (recapture)	(60)	(215)	486	678	25	(14)	900
Ending balance	$2,687	$979	$4,257	$2,558	$242	$283	$11,006

	At or For the Nine Months Ended September 30, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,028	$1,193	$3,395	$1,193	$229	$425	$9,463
Charge-offs	—	—	—	—	—	(47)	(47)
Recoveries	84	—	104	—	—	2	190
Provision (recapture)	(425)	(214)	758	1,365	13	(97)	1,400
Ending balance	$2,687	$979	$4,257	$2,558	$242	$283	$11,006

ALLL by category:
General reserve	$2,369	$979	$4,150	$2,477	$242	$283	$10,500
Specific reserve	318	—	107	81	—	—	506

Loans: (1)
Total loans	$255,905	$135,414	$329,204	$124,134	$8,023	$6,530	$859,206
Loans collectively evaluated for impairment (2)	227,650	133,839	324,782	123,638	8,023	6,400	824,332
Loans individually evaluated for impairment (3)	28,255	1,575	4,422	496	—	130	34,874
_____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2017, past due loans were 0.01% of total loans receivable, net of LIP. In comparison, past due loans were 0.06% of total loans receivable, net of LIP at December 31, 2016. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of September 30, 2017
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$84	$—	$—	$84	$139,652	$139,736
Non-owner occupied	—	—	—	—	126,711	126,711
Multifamily	—	—	—	—	173,681	173,681
Commercial real estate	—	—	—	—	319,872	319,872
Construction/land	—	—	—	—	153,914	153,914
Total real estate	84	—	—	84	913,830	913,914
Business	—	—	—	—	22,243	22,243
Consumer	—	—	—	—	9,301	9,301
Total loans	$84	$—	$—	$84	$945,374	$945,458
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at September 30, 2017.
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
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonaccrual Loans. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	September 30, 2017	December 31, 2016
	(In thousands)
One-to-four family residential	$132	$798
Consumer	53	60
Total nonaccrual loans	$185	$858

During the three and nine months ended September 30, 2017, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $3,000 and $21,000, respectively. For the three and nine months ended September 30, 2016, foregone interest on nonaccrual loans was $13,000 and $40,000, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	September 30, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$266,315	$173,681	$319,872	$153,914	$22,243	$9,248	$945,273
Nonperforming (3)	132	—	—	—	—	53	185
Total loans	$266,447	$173,681	$319,872	$153,914	$22,243	$9,301	$945,458
_____________

(1)	Net of LIP.

(2)	There were $139.6 million of owner-occupied one-to-four family residential loans and $126.7 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	The $132,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

	December 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$248,637	$123,250	$303,694	$136,922	$7,938	$6,862	$827,303
Nonperforming (3)	798	—	—	—	—	60	858
Total loans	$249,435	$123,250	$303,694	$136,922	$7,938	$6,922	$828,161
_____________

(1) Net of LIP.
(2) There were $137.0 million of owner-occupied one-to-four family residential loans and $111.6 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) The $798,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document. There were no funds committed to be advanced in connection with impaired loans at either September 30, 2017, or December 31, 2016.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	September 30, 2017
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,334	$1,527	$—
Non-owner occupied	10,125	10,125	—
Multifamily	1,140	1,140	—
Commercial real estate	2,473	2,473	—
Consumer	96	144	—
Total	15,168	15,409	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	524	570	8
Non-owner occupied	3,323	3,345	127
Commercial real estate	743	743	20
Total	4,590	4,658	155
Total impaired loans:
One-to-four family residential:
Owner occupied	1,858	2,097	8
Non-owner occupied	13,448	13,470	127
Multifamily	1,140	1,140	—
Commercial real estate	3,216	3,216	20
Consumer	96	144	—
Total	$19,758	$20,067	$155
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,658	$22	$1,886	$69
Non-owner occupied	11,395	158	13,445	485
Multifamily	1,143	19	1,251	56
Commercial real estate	2,693	49	2,818	135
Consumer	97	2	99	6
Total	16,986	250	19,499	751

Loans with an allowance:
One-to-four family residential:
Owner occupied	1,099	10	1,495	22
Non-owner occupied	3,343	47	3,773	128
Commercial real estate	745	10	749	31
Construction/land	—	—	124	—
Total	5,187	67	6,141	181

Total impaired loans:
One-to-four family residential:
Owner occupied	2,757	32	3,381	91
Non-owner occupied	14,738	205	17,218	613
Multifamily	1,143	19	1,251	56
Commercial real estate	3,438	59	3,567	166
Construction/land	—	—	124	—
Consumer	97	2	99	6
Total	$22,173	$317	$25,640	$932

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$2,434	$57	$2,679	$123
Non-owner occupied	20,208	296	21,234	878
Multifamily	1,576	26	1,189	79
Commercial real estate	1,796	31	2,089	77
Consumer	119	3	123	8
Total	26,133	413	27,314	1,165

Loans with an allowance:
One-to-four family residential:
Owner occupied	2,003	28	2,042	78
Non-owner occupied	5,050	76	5,874	202
Multifamily	—	—	393	—
Commercial real estate	2,638	52	2,499	152
Construction/land	495	5	495	14
Consumer	—	—	25	—
Total	10,186	161	11,328	446

Total impaired loans:
One-to-four family residential:
Owner occupied	4,437	85	4,721	201
Non-owner occupied	25,258	372	27,108	1,080
Multifamily	1,576	26	1,582	79
Commercial real estate	4,434	83	4,588	229
Construction/land	495	5	495	14
Consumer	119	3	148	8
Total	$36,319	$574	$38,642	$1,611

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At September 30, 2017, the TDR portfolio totaled $19.6 million, all of which were performing in accordance with their restructured payment terms. At December 31, 2016, the TDR portfolio totaled $30.3 million, of which one loan of $174,000 was not performing in accordance with the terms of its restructure and was on nonaccrual status.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present loans that were modified as TDRs during the periods indicated and their recorded investment both before and after the modification:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Principal and interest with interest rate concession and advancement of maturity date	1	$524	$524	8	$2,492	$2,492
Total	1	$524	$524	8	$2,492	$2,492

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential:
Principal and interest with interest rate concession	1	$316	$316	15	$3,490	$3,490
Advancement of maturity date	5	1,119	1,119	5	1,119	1,119
Commercial real estate:
Interest-only payments with interest rate concession and advancement of maturity date	—	—	—	1	495	495
Advancement of maturity date	1	434	434	1	434	434
Total	7	$1,869	$1,869	22	$5,538	$5,538

At September 30, 2017, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL.

The TDRs that occurred during the three and nine months ended September 30, 2017 and September 30, 2016, were all on existing TDRs and included extensions of existing interest rate concessions and advancing maturity dates for a period of time ranging from one to three years. No loans accounted for as TDRs were charged-off to the ALLL for the three and nine months ended September 30, 2017 and 2016.

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three and nine months ended September 30, 2017, and September 30, 2016, no loans that had been modified in the previous 12 months defaulted.

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

Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at September 30, 2017 and December 31, 2016.

The following tables represent a summary of loans by type and risk category at the dates indicated:

	September 30, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$262,951	$173,681	$317,396	$153,914	$22,243	$9,060	$939,245
Special mention	2,817	—	2,476	—	—	188	5,481
Substandard	679	—	—	—	—	53	732
Total loans	$266,447	$173,681	$319,872	$153,914	$22,243	$9,301	$945,458
 _____________

(1) Net of LIP.

	December 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$245,237	$123,250	$300,655	$136,427	$7,938	$6,674	$820,181
Special mention	2,847	—	3,039	—	—	188	6,074
Substandard	1,351	—	—	495	—	60	1,906
Total loans	$249,435	$123,250	$303,694	$136,922	$7,938	$6,922	$828,161
  _____________

(1) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$1,825	$2,331	$2,331	$3,663
Gross proceeds from sale of OREO	—	—	(461)	(988)
Gain on sale of OREO	—	—	5	(87)
Market value adjustments	—	—	(50)	(257)
Balance at end of period	$1,825	$2,331	$1,825	$2,331

There were no OREO properties sold during the three months ended September 30, 2017. During the nine months ended September 30, 2017, one OREO property sold for $461,000, generating a gain on sale of $5,000. For the three months ended September 30, 2017, there were no market value adjustments taken on OREO properties. During the nine months ended September 30, 2017, a $50,000 market value adjustment was recognized prior to the sale of the one OREO property sold during this period. OREO at September 30, 2017 consisted of $1.8 million in commercial real estate properties. At September 30, 2017, there were no loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at September 30, 2017 and December 31, 2016:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at September 30, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$46,661	$—	$46,661	$—
Freddie Mac	15,089	—	15,089	—
Ginnie Mae	19,419	—	19,419	—
Municipal bonds	14,227	—	14,227	—
U.S. Government agencies	19,792	—	19,792	—
Corporate bonds	22,659	—	22,659	—
Total available-for-sale investments	137,847	—	137,847	—
Derivative fair value asset	1,118	—	1,118	—
	$138,965	$—	$138,965	$—

	Fair Value Measurements at December 31, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$41,332	$—	$41,332	$—
Freddie Mac	18,009	—	18,009	—
Ginnie Mae	18,634	—	18,634	—
Municipal bonds	13,107	—	13,107	—
U.S. Government agencies	15,857	—	15,857	—
Corporate bonds	22,321	—	22,321	—
Total available-for-sale investments	129,260	—	129,260	—
Derivative fair value asset	1,333	—	1,333	—
	$130,593	$—	$130,593	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at September 30, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$19,603	$—	$—	$19,603
OREO	1,825	—	—	1,825
Total	$21,428	$—	$—	$21,428
_____________

(1)	Total fair value of impaired loans is net of $155,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$30,632	$—	$—	$30,632
OREO	2,331	—	—	2,331
Total	$32,963	$—	$—	$32,963
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$19,603	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$1,825	Market approach	Appraised value less selling costs	0.0% (0.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$30,632	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$2,331	Market approach	Appraised value less selling costs	0.0% (0.0%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	September 30, 2017
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,910	$7,910	$7,910	$—	$—
Interest-earning deposits with banks	14,093	14,093	14,093	—	—
Investments available-for-sale	137,847	137,847	—	137,847	—
Loans receivable, net	931,862	930,838	—	—	930,838
FHLB stock	8,902	8,902	—	8,902	—
Accrued interest receivable	3,709	3,709	—	3,709	—
Derivative fair value asset	1,118	1,118	—	1,118	—

Financial Liabilities:
Deposits	394,127	394,127	394,127	—	—
Certificates of deposit, retail	346,125	345,618	—	345,618	—
Certificates of deposit, brokered	75,488	75,634	—	75,634	—
Advances from the FHLB	191,500	189,805	—	189,805	—
Accrued interest payable	280	280	—	280	—

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

Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the hedge instrument as compared to the three-month LIBOR interest received from the counterparty. At September 30, 2017, the fair value of the cash flow hedge of $1.1 million was reported with other assets. The tax effected amount of $726,000 was included in Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statement for the quarters ended September 30, 2017 or 2016 related to ineffectiveness.

Fair value for this derivative instrument, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of this derivative instrument as of September 30, 2017 and December 31, 2016:

	Balance Sheet Location	Fair Value at September 30, 2017	Fair Value at December 31, 2016
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other Assets	$1,118	$1,333

Total derivatives		$1,118	$1,333

The following table presents the effect of this derivative instrument on the Consolidated Statement of Comprehensive Income for the quarters ended September 30, 2017 and December 31, 2016:

	Balance Sheet Location	Amount Recognized in OCI at September 30, 2017	Amount Recognized in OCI at December 31, 2016
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other assets	$726	$866

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. As of June 30, 2016, there were 611,756 available stock options and 74,478 available restricted stock awards that are no longer available to be awarded under the 2008 Plan. Restricted stock awards and stock options that were granted under the 2008 Plan will continue to vest and be available for exercise, subject to the 2008 Plan provisions. At September 30, 2017, there were 1,351,028 total shares available for grant under the 2016 Plan, including 375,514 shares available to be granted as restricted stock.

For the three months ended September 30, 2017 and 2016, total compensation expense for the Plan was $104,000 and $302,000, respectively, and the related income tax benefit was $36,000 and $106,000, respectively.

For both the nine months ended September 30, 2017 and 2016, total compensation expense for the Plan was $505,000, and the related income tax benefit was $177,000.

Included in the above compensation for the nine months ended September 30, 2017, directors’ compensation of $180,000 was recognized as a result of the awarding and vesting of restricted shares in lieu of cash payments of directors’ fees, with a related income tax benefit of $63,000.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the Company’s stock option plan awards and activity for the three and nine months ended September 30, 2017, follows:

	For the Three Months Ended September 30, 2017
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at July 1, 2017	487,940	$10.29		$2,851,319
Granted	—
Exercised	(19,000)	9.23
Forfeited or expired	(16,000)	13.80
Outstanding at September 30, 2017	452,940	10.21	4.73	3,072,447
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	449,880	10.20	4.72	3,054,835
Exercisable at September 30, 2017	350,940	9.91	4.11	2,485,367

	For the Nine Months Ended September 30, 2017
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2017	603,820	$10.19		$5,766,947
Granted	—
Exercised	(134,880)	9.70
Forfeited or expired	(16,000)	13.80
Outstanding at September 30, 2017	452,940	10.21	4.73	3,072,447
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	449,880	10.20	4.72	3,054,835
Exercisable at September 30, 2017	350,940	9.91	4.11	2,485,367

As of September 30, 2017, there was $329,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 2.09 years. There were no stock options granted during the nine months ended September 30, 2017 under either the 2008 Plan or 2016 Plan.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of changes in nonvested restricted stock awards for the three and nine months ended September 30, 2017, follows:

	For the Three Months Ended September 30, 2017
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at July 1, 2017	26,400	$9.13
Vested	(15,000)	8.97
Nonvested at September 30, 2017	11,400	9.34
Expected to vest assuming a 3% forfeiture rate over the vesting term	11,058

	For the Nine Months Ended September 30, 2017
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	26,400	$9.13
Granted	10,434
Vested	(25,434)	9.75
Nonvested at September 30, 2017	11,400	9.34
Expected to vest assuming a 3% forfeiture rate over the vesting term	11,058

As of September 30, 2017, there was $44,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 0.75 years.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except share data)
Net income	$1,861	$2,606	$6,073	$5,871
Less: Earnings allocated to participating securities	(2)	(7)	$(6)	$(16)
Earnings allocated to common shareholders	$1,859	$2,599	$6,067	$5,855

Basic weighted average common shares outstanding	10,287,663	11,859,683	10,323,459	12,329,815
Dilutive stock options	126,044	131,919	142,755	132,711
Dilutive restricted stock grants	13,331	20,350	13,847	18,853
Diluted weighted average common shares outstanding	10,427,038	12,011,952	10,480,061	12,481,379

Basic earnings per share	$0.18	$0.22	$0.59	$0.47
Diluted earnings per share	$0.18	$0.22	$0.58	$0.47

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2017, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended September 30, 2016, there were no options and 60,000 options, respectively, to purchase additional shares of common stock excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note 11 - Branch Acquisition

On August 25, 2017, First Financial Northwest Bank completed the acquisition of four branches from Opus Bank, a California state-chartered commercial bank (“Branch Acquisition”). The Branch Acquisition included four retail branches located in Woodinville, Clearview, Lake Stevens, and Smokey Point, Washington. The Bank acquired $74.7 million of retail deposits, prior to the fair value adjustment, one owned bank branch, three leased branches, and certain fixed assets at these branches. The purchase price of the Branch Acquisition paid by the Bank included a deposit premium of 3.125% of the average daily balance of acquired deposits for 20 days prior to the closing date, or $2.5 million; 80% of the fair market value of the owned branch, or $488,000; the net book value of fixed assets, or $56,000; and $14,000 for other pro rations and adjustments as of the closing date. The transaction was settled with Opus Bank paying the Bank in a preliminary settlement $71.6 million in cash for the difference between these amounts and the total deposits assumed, with a final settlement to occur in the fourth quarter of 2017.

The Branch Acquisition was accounted for under the acquisition method of accounting, and accordingly, the assets received and liabilities assumed were recorded at their fair market value as of August 25, 2017. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the fair values as of the acquisition date become available. The excess cost over fair value of net assets acquired is recorded as goodwill.

The application of the acquisition method of accounting resulted in recognition of a core deposit intangible asset (“CDI”) of $1.35 million and goodwill of $979,000. The acquired CDI has been determined to have a useful life of approximately ten years and will be amortized on an accelerated basis. Goodwill is not amortized but will be evaluated for impairment on an annual basis, or more often if circumstances dictate, to determine if the carrying value remains appropriate.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the estimated fair values of the assets received and liabilities assumed as of the acquisition date:

	At August 25, 2017
	Acquired Book Value	Fair Value Adjustments		Amount Recorded
	(In thousands)
Assets
Cash and cash equivalents	$71,568	$—		$71,568
Premises and equipment, net	544	119	(1)	663
Goodwill	—	979	(2)	979
Core deposit intangible	—	1,319	(3)	1,319
Total assets acquired	$72,112	$2,417		$74,529

Liabilities
Deposits
Noninterest-bearing deposits	$11,995	$—		$11,995
Interest-bearing deposits	62,662	(128)	(4)	62,534
Total deposits	74,657	(128)		74,529
Total liabilities assumed	$74,657	$(128)		$74,529

Fair value estimates for the acquisition are set forth as follows:

(1) Premises and equipment: The fair value adjustment to fixed assets was the result of the markup of the building to the appraised value and the immediate disposal of certain fixed assets that were included with the purchase price.

(2) Goodwill: The difference of the fair value of liabilities assumed and the fair value of assets acquired was recognized as goodwill and was calculated as of August 25, 2017 as follows:

At August 25, 2017
(In thousands)

Purchase price	$3,089
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value
Cash and cash equivalents	74,657
Premises and equipment, net	663
Core deposit intangible	1,319
Deposits	(74,529)
Total fair value of identifiable net assets	2,110
Goodwill	$979

(3) Core deposit intangible (“CDI”): The CDI represents the fair value of the acquired core deposits. The CDI will be amortized over ten years into noninterest expense, with amortization expense of $15,000 recognized for the three months ended September 30, 2017. Amortization expense of the CDI is expected as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands)
2017	$53
2018	150
2019	148
2020	144
2021	140
Thereafter	684
Total	$1,319

(4) Certificates of deposit: The fair value of acquired certificates of deposit was determined by a third-party valuation and will be amortized into interest expense over 2.25 to 5.25 years as follows:

(In thousands)
2017	$21
2018	49
2019	30
2020	16
2021	9
2022	3
Total	$128

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto, including our recent Branch Acquisition; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Overview

First Financial Northwest Bank (“the Bank”) is a wholly-owned subsidiary of First Financial Northwest, Inc. (“the Company”) and, as such, comprises substantially all of the activity for the Company. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and headquarters in Renton, Washington, as well as three retail branches in King County, Washington and five retail branches in Snohomish County, Washington. On August 25, 2017, the Bank completed the purchase of four retail branches in Woodinville in King County, and Lake Stevens, Clearview, and Smokey Point in Snohomish County and acquired $74.7 million in deposits. The Branch Acquisition expanded our retail footprint and provided an opportunity to extend our unique brand of community banking into those communities. In addition, the Bank has received regulatory approval to open a new branch office at The Junction, a new, mixed use development in Bothell, Washington which is expected to open in the first quarter of 2018.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. With the current low interest rate environment, we are not aggressively pursuing longer term assets, but rather are focused on financing shorter term loans, in particular construction/land loans. Recently, improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain areas in the Puget Sound region have resulted in our significantly increasing originations of construction loans for properties located in our market area. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. In addition, we have geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans that are outside of our primary market area. We have a loan officer with extensive experience in California to further support our efforts to geographically diversify our loan portfolio through direct loan originations, loan participations, or loan purchases.

In support of our strategic growth plan, the Bank has developed a national line of business to originate and service aircraft loans. These loans are collateralized by new or used, single-engine piston aircraft to light jets for business or personal use which have demonstrated an acceptable valuation history under industry accepted valuation resources. As we grow our aircraft loan portfolio, we anticipate these loans will range in size from $250,000 to $8.0 million with underwriting guidelines primarily based on the asset value of the collateral with secondary emphasis placed on the ability of the borrower to repay the loan. We began originating aircraft loans in the fourth quarter of 2016. At September 30, 2017, our business loans included $11.3 million in fixed and adjustable rate aircraft loans.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total assets were $1.2 billion at September 30, 2017, an increase of 12.1%, from $1.0 billion at December 31, 2016. The following table details the $126.0 million net change in the composition of our assets at September 30, 2017 from December 31, 2016.

	Balance at September 30, 2017	Change from December 31, 2016	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$7,910	$2,131	36.9%
Interest-earning deposits with banks	14,093	(11,480)	(44.9)
Investments available-for-sale, at fair value	137,847	8,587	6.6
Loans receivable, net	931,862	116,819	14.3
Premises and equipment, net	20,568	2,107	11.4
FHLB stock, at cost	8,902	871	10.8
Accrued interest receivable	3,709	562	17.9
Deferred tax assets, net	2,381	(761)	(24.2)
OREO	1,825	(506)	(21.7)
BOLI, net	28,894	4,741	19.6
Prepaid expenses and other assets	3,304	640	24.0
Goodwill	979	979	n/a
Core deposit intangible	1,304	1,304	n/a
Total assets	$1,163,578	$125,994	12.1%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, decreased by $11.5 million from December 31, 2016 to September 30, 2017. Loan payoffs received late in the fourth quarter of 2016 were temporarily held in our Federal Reserve Bank account, then partially used to fund new loan originations in the nine months ended September 30, 2017.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $8.6 million during the first nine months of 2017. During this period, we purchased $23.5 million of securities which included six mortgage-backed securities, two subordinated debt securities, one tax-exempt municipal bond, and one U.S. government agency bond. Partially offsetting these purchases, we sold $6.7 million of securities which included two mortgage-backed securities and two portions of a subordinated debt security. The mortgage-backed securities were sold and replaced by a collateralized mortgage obligation security which met our investment objectives while the portions of the subordinated debt security were sold in order to allow us the ability to diversify our holdings of bank subordinated debt notes through reinvestment of the proceeds received in other issuers. In addition, the Bank had partial calls and a full call totaling $120,000 on one taxable municipal security as well as partial calls of $111,000 on two U.S. government agency securities and payoff at maturity of a $500,000 U.S. government agency security. At September 30, 2017, corporate bonds issued by financial institutions represented $22.7 million, or 16.4% of our investments available-for-sale and municipal bonds represented $14.2 million, or 10.3% of our investments available-for-sale.

The net unrealized loss on our investments available-for-sale improved to a pre-tax decrease of $652,000 at September 30, 2017 from a pre-tax decrease of $1.6 million at December 31, 2016, as a result of a net improvement in the market value of the underlying securities in our portfolio.

The effective duration of the investments available-for-sale at September 30, 2017, was 3.4% as compared to 4.0% at December 31, 2016. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased $116.8 million during the nine months ended September 30, 2017 to $931.9 million. While the concentrations of our commercial and construction loans have increased, we routinely monitor these levels in support of our strategic plan to maintain compliance with internally established concentration guidelines. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non-residential, and construction, should not exceed 550% of total risk-based capital. Our concentration guideline for construction/land loans is to limit these loans to 100% of total risk-based capital. At September 30, 2017, the Bank’s concentrations were 478.9% for total commercial real estate loans and 114.4% for total construction/land loans. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary.  Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL.  The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review. The following table presents a breakdown of our commercial and construction loan portfolio by collateral type at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Multifamily real estate:
Micro-unit apartments	$7,053	$7,878
Other multifamily	166,628	115,372
Total multifamily real estate	173,681	123,250

Commercial real estate:
Office	99,350	101,688
Retail	101,787	106,294
Mobile home park	21,344	20,689
Warehouse	22,788	15,338
Storage	32,365	34,816
Other non-residential	42,782	24,869
Total commercial real estate	320,416	303,694

Construction/land:
One-to-four family residential	85,593	67,842
Multifamily	115,345	111,051
Commercial	5,325	—
Land	38,423	30,055
Total construction/land	244,686	208,948
Total commercial, multifamily and construction/land loans	$738,783	$635,892

During the first nine months of 2017, total construction/land loans increased by $35.7 million as compared to December 31, 2016. The LIP related to these loans increased by $18.7 million as the unfunded portion of new loan originations exceeded disbursements on existing loans. Included in total construction/land loans at September 30, 2017 are $81.8 million of multifamily loans, $5.3 million of commercial loans and $2.6 million of one-to-four family loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank will originate and purchase loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the nine months ended September 30, 2017, the Bank purchased $71.4 million of one-to-four family residential and multifamily real estate loans and commercial real estate participation interests secured by properties located in the states of Washington, Oregon and California and $3.2 million in aircraft loans. Subsequent to September 30, 2017, the Bank purchased $25.2 million in commercial loans in California and other states.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At September 30, 2017, total loans secured by collateral located in California represented 4.3% of our total loans, net of LIP and total loans secured by collateral located outside the states of California and Washington represented 5.3% of our total loans, net of LIP. The following table details geographic concentrations in our loan portfolio, net of LIP:

	At September 30, 2017
	One-to-four family residential	Multifamily	Commercial real estate	Construction/land	Business	Consumer	Total
	(In thousands)
King County	$199,602	$94,999	$167,239	$133,561	$11,204	$7,873	$614,478
Pierce County	35,748	14,430	26,330	6,296	—	410	83,214
Snohomish County	14,231	3,239	32,790	12,702	36	212	63,210
Kitsap County	2,308	1,529	817	218	—	78	4,950
California	2,794	17,860	17,773	—	2,222	—	40,649
Oregon	—	8,885	8,581	—	—	—	17,466
Other Washington Counties	11,184	24,315	49,886	1,137	1,351	728	88,601
Outside Washington, Oregon and California	580	8,424	16,456	—	7,430	—	32,890
Total loans, net of LIP	$266,447	$173,681	$319,872	$153,914	$22,243	$9,301	$945,458

Our five largest borrowing relationships, which represent 8.7% of our net loans, increased by $2.3 million to $81.8 million at September 30, 2017 from $79.5 million at December 31, 2016. The total number of loans represented by this group of borrowers decreased to 16 loans at September 30, 2017 from 23 loans at December 31, 2016. At September 30, 2017, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio. The following table details our five largest lending relationships at September 30, 2017:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/ Land	Business	Aggregate Balance of Loans (3)
	(Dollars in thousands)
Real estate investor	2	$559	$—	$—	$22,000	$—	$22,559
Real estate investor	2	—	—	—	15,698	—	15,698
Real estate investor	4	—	—	—	4,699	10,631	15,330
Real estate investor	5	458	—	14,312	—	—	14,770
Real estate investor	3	—	1,938	11,550	—	—	13,488
Total	16	$1,017	$1,938	$25,862	$42,397	$10,631	$81,845
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)
$458,000 of the one-to-four family residential loans for these borrowers are for owner occupied properties while $559,000 is for non-owner occupied. The commercial real estate loans are for non-owner occupied properties.

(3)	Net of LIP.

The ALLL increased to $12.1 million at September 30, 2017, from $11.0 million at December 31, 2016, and represented 1.3% of total loans receivable, net of LIP at both September 30, 2017 and December 31, 2016. The ALLL consists of two components, the general allowance and the specific reserves. The increase in the ALLL, primarily a result of growth in our loan portfolio, consisted of a $1.3 million increase in the general reserve, which included $359,000 of recoveries, offset by a $154,000 decrease in the specific reserves. For additional information, see “Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016 - Provision for Loan Losses” discussed below.

We believe that the ALLL at September 30, 2017, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

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

The following table presents a breakdown of our TDRs at the dates indicated:

	September 30, 2017	December 31, 2016	Nine Month Change
	(Dollars in thousands)
Nonperforming TDRs:
One-to-four family residential	$—	$174	$(174)
Total nonperforming TDRs	—	174	(174)

Performing TDRs:
One-to-four family residential	15,174	24,274	(9,100)
Multifamily	1,140	1,564	(424)
Commercial real estate	3,216	4,202	(986)
Consumer	43	43	—
Total performing TDRs	19,573	30,083	(10,510)
Total TDRs	$19,573	$30,257	$(10,684)
% TDRs classified as performing	100.0%	99.4%

Our TDRs decreased $10.7 million at September 30, 2017, compared to December 31, 2016, as a result of principal repayments and loan payoffs. At September 30, 2017, there were no TDRs on nonaccrual status. In addition, there were no committed but undisbursed funds in connection with our TDRs and impaired loans. The largest TDR relationship at September 30, 2017, totaled $6.8 million and was comprised of $6.0 million in one-to-four family residential rental properties and $743,000 in owner occupied commercial property, all located in King County.

Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2017, total past due loans represented 0.01% of total loans receivable, as compared to 0.06% at December 31, 2016.

Nonperforming assets decreased to $2.0 million at September 30, 2017, compared to $3.2 million at December 31, 2016. The following table presents detailed information on our nonperforming assets at the dates indicated:

	September 30, 2017	December 31, 2016	Nine Month Change
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$132	$798	$(666)
Consumer	53	60	(7)
Total nonperforming loans	185	858	(673)

OREO	1,825	2,331	(506)
Total nonperforming assets (1)	$2,010	$3,189	$(1,179)

Nonperforming assets as a percent of total assets	0.17%	0.31%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 100.0% of our TDRs were performing in accordance with their restructured terms at September 30, 2017.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Nonaccrual loans decreased to $185,000 at September 30, 2017, from $858,000 at December 31, 2016. During the first nine months of 2017, three loans with a total balance of $440,000 returned to accrual status as a result of consistent payments for a period of time and demonstration of the ability to continue making payments. Further reductions in nonperforming loans were the result of $233,000 of principal payments and payoffs of nonaccrual loans during this period. There were no charge-offs or loans added to nonaccrual status.

The three nonaccrual loans in the loan portfolio at September 30, 2017, included a $126,000 one-to-four family residential loan secured by an owner occupied single family residence in Snohomish County, a $53,000 home equity second mortgage secured by an owner-occupied single family residence in King County, and a $6,000 one-to-four family residential loan secured by an owner occupied single family residence in King County. Each of these loans is current on its loan payments.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the continued improved ratio of our nonperforming assets as a percent of total assets, which declined to 0.17% at September 30, 2017, compared to 0.31% at December 31, 2016.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At September 30, 2017, and December 31, 2016, OREO was $1.8 million and $2.3 million, respectively. OREO at September 30, 2017 consisted of commercial real estate properties. For the three months ended September 30, 2017, there were no market value adjustments taken on OREO properties. During the nine months ended September 30, 2017, a $50,000 market valuation adjustment was recognized prior to the sale of the one OREO property sold during this period.

The three largest OREO properties at September 30, 2017, were an office building valued at $837,000 located in Pierce County, a retail building valued at $505,000 in Mason County, and undeveloped land valued at $270,000 in Pierce County. Subsequent to September 30, 2017, the $837,000 office building sold, generating a $103,000 gain on sale.

The following table presents a breakdown of our OREO by county and number of properties at September 30, 2017:

	County		Total OREO	Number of Properties	Percent of Total OREO
	Pierce	Mason
	(Dollars in thousands)
OREO:
Commercial real estate (1)	$1,320	$505	$1,825	4	100.0%
Total OREO	$1,320	$505	$1,825	4	100.0%

(1) Of the four properties classified as commercial real estate, two are office/retail buildings and two are undeveloped lots.

Intangible assets. As a result of our Branch Acquisition, the Bank recognized goodwill of $979,000 and a core deposit intangible (“CDI”) of $1.3 million. Goodwill was calculated as the excess purchase price of the branches over the fair value of the assets acquired and liabilities assumed at August 25, 2017. It is expected that the final settlement figures will result in an adjustment to goodwill, however the settlement adjustment is not expected to have a material impact on the Company’s consolidated financial statements.

The CDI was provided by a third party valuation service and represents the fair value of the customer relationships that provide a low-cost source of funding. The analysis was performed on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The ratio of CDI to the acquired balances of core deposits was 2.23%. This amount will amortize into noninterest expense on an accelerated basis over ten years.

Deposits. During the first nine months of 2017, deposits increased $98.2 million to $815.7 million at September 30, 2017, compared to $717.5 million at December 31, 2016. Deposit accounts consisted of the following:

	September 30, 2017	Change from December 31, 2016	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$47,652	$14,230	42.6%
Interest-bearing checking	31,590	13,058	70.5
Statement savings	29,425	1,042	3.7
Money market	285,460	80,462	39.3
Certificates of deposit, retail	346,125	(10,528)	(3.0)
Certificates of deposit, brokered	75,488	—	—
	$815,740	$98,264	13.7

In support of our strategy to expand our geographic footprint and grow our core deposits, our Branch Acquisition resulted in an increase in deposits of $74.7 million at the closing date on August 25, 2017. Of this balance, $59.1 million were core deposits. Total core deposits increased to $718.3 million at September 30, 2017 from $623.1 million at December 31, 2016.

Our portfolio of brokered certificates of deposits remained at $75.5 million at September 30, 2017, unchanged from December 31, 2016. We may add to our portfolio of these brokered deposits as a source of additional funding in future periods. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of 10 to 40 months, along with the enhanced call features of these deposits, assist us in our efforts to manage interest rate risk.

At September 30, 2017 and December 31, 2016, we held $21.4 million and $23.7 million in public funds, respectively, nearly all of which were retail certificates of deposit.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet. Total FHLB advances were $191.5 million at September 30, 2017 and $171.5 million at December 31, 2016. At September 30, 2017, the Bank had $56.5 million in borrowings that are due in less than one year and $135.0 million in borrowings that are due in one to three years. Included in our total advances at that date is a $50.0 million three-month fixed-rat

e advance designated as a hedge instrument in a cash flow hedge, as described below. Included in the category of advances that are due in one to three years is a $120.0 million Member Option Variable Rate advance that reprices quarterly and allows prepayment without penalties on the repricing date.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank entered into a five-year, $50 million notional, pay fixed, receive floating cash flow hedge or interest rate swap with a qualified institution on October 25, 2016. Under the terms of the Cash Flow Hedge agreement, the Bank will pay a fixed rate of 1.34% for five years and, will in turn, receive an interest payment based on the three-month LIBOR index, which resets quarterly. Concurrently, the Bank borrowed a $50.0 million fixed rate three-month advance that will be renewed quarterly at the fixed interest rate in effect at that time. Effectiveness of the swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At September 30, 2017, we recognized a $1.1 million fair value asset as a result in the increase in the market value of the hedge agreement.

Stockholders’ Equity. Total stockholders’ equity increased $2.7 million during 2017 to $140.8 million at September 30, 2017, from $138.1 million at December 31, 2016. The primary source of the increase was a $4.0 million increase in retained earnings as the result of $6.1 million in net income partially offset by shareholder dividends of $2.1 million paid during the nine months ended September 30, 2017. Partially offsetting this increase, additional paid-in-capital decreased by $2.7 million as a result of the $5.0 million of share repurchases partially offset by $1.3 million received from the exercise of stock options and $1.0 million in stock-based compensation. Other comprehensive income increased by $471,000 as a result of changes in market valuations of our derivative and available-for-sale securities.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Dividend declared per common share	$0.07	$0.06	$0.20	$0.18
Dividend payout ratio (1)	38.9%	27.4%	33.9%	37.9%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

The Company has a share repurchase plan in effect from May 30, 2017 through November 30, 2017 authorizing the repurchase of 1,100,000 shares, or 10.0% of outstanding shares. At September 30, 2017, the Company had repurchased 313,200 shares at an average price of $15.99 per share.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. Net income for the three months ended September 30, 2017 was $1.9 million, or $0.18 per diluted share as compared to net income of $2.6 million, or $0.22 per diluted share for the quarter ended September 30, 2016. The $745,000 decrease in net income during the third quarter of 2017 was primarily a result of an increase in noninterest expense that was partially offset by an increase in net interest income.

Net Interest Income. Net interest income for the quarter ended September 30, 2017 increased $441,000 to $9.4 million, as compared to $8.9 million for the third quarter in 2016 due to the $1.2 million increase in our interest income partially offset by a $720,000 increase in interest expense. Interest income increased primarily as a result of the growth in average loans receivable and in particular, multifamily loans. Our net interest margin was 3.53% for the quarter ended September 30, 2017, compared to 3.64% for the quarter ended September 30, 2016. During a period of increasing interest rates, our cost of funds tends to reflect the change sooner than our interest-earning assets, as evidenced by the 22 basis point increase in our cost of funds for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, compared to an increase of just nine basis points in our interest-earning assets for these same periods.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended September 30, 2017 Compared to September 30, 2016 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$62	$930	$992
Investments available-for-sale	79	(2)	77
Interest-earning deposits with banks	63	7	70
FHLB stock	19	3	22
Total net change in income on interest-earning assets	223	938	1,161

Interest-bearing liabilities:
Interest-bearing demand	7	4	11
Statement savings	(1)	(1)	(2)
Money market	190	80	270
Certificates of deposit, retail	81	3	84
Certificates of deposit, brokered	6	19	25
Advances from the FHLB	304	28	332
Total net change in expense on interest-bearing liabilities	587	133	720
Total net change in net interest income	$(364)	$805	$441

The $992,000 increase in loan interest income during the third quarter of 2017, as compared to the same period in 2016, was a result of a $75.1 million increase in the average outstanding loan balance combined with an increase in the average loan yield of three basis points. Continued growth in higher yielding construction and commercial loans helped contribute to the increase in yield on these assets.

During the third quarter of 2017, interest income from our investments available-for-sale increased by $77,000 as compared to the same period in 2016. The average balance of our investments available-for-sale for the three months ended September 30, 2017 decreased by $299,000 as compared to the same period in 2016 as sales and paydowns outpaced purchases of new investments. As a result of restructuring our available-for-sale investment portfolio through the sales of lower yielding investment securities, and utilizing the proceeds received to purchase higher yielding, long-term investment securities last year, our yield on these assets increased by 23 basis points for the three months ended September 30, 2017, as compared to the same period in 2016.

Interest expense increased by $720,000 for the three months ended September 30, 2017, as compared to the same period in 2016. The average balance of our interest-bearing liabilities increased $95.3 million from September 30, 2016 to September 30, 2017 to support the growth in our financial assets. The average balance of deposits increased by $81.0 million for the three months ended September 30, 2017 as compared to the same period in 2016. Average money market deposits increased by $70.0 million while interest-bearing checking accounts increased by $8.3 million and brokered certificates of deposit increased by $4.5 million. The average cost of our interest-bearing deposits increased by 10 basis points for the three months ended September 30, 2017, as compared to the same period in 2016.

In further support of our asset growth, average borrowings at the FHLB increased by $14.3 million to $197.1 million for the three months ended September 30, 2017, and the average cost of these funds increased 61 basis points as compared to the same period in 2016. At September 30, 2017, the Bank did not hold any overnight advances. In comparison, at September 30, 2016, we held $110.0 million in overnight funding at the FHLB at a rate of 0.45%. The low rate of these funds contributed to the lower average rate for the quarter ended September 30, 2016, and were held in preparation of more strategic funding options, including our interest rate swap. As discussed above, to assist in managing interest rate risk, the Bank entered into a five-year, $50.0 million notional, pay fixed, receive floating cash flow hedge or interest rate swap at a fixed rate of 1.34% for five years and concurrently borrowed a $50.0 million fixed rate three-month advance that renews quarterly at the fixed interest rate in effect at that time. At September 30, 2017, this hedge continued to provide us with the intended interest rate risk protection in a rising interest rate environment.

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended September 30, 2017 and 2016. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$879,075	$10,959	4.95%	$804,014	$9,967	4.92%
Investments available-for-sale	132,959	869	2.59	133,258	792	2.36
Interest-earning deposits with banks	33,854	108	1.27	28,275	38	0.53
FHLB stock	9,126	67	2.91	8,483	45	2.10
Total interest-earning assets	1,055,014	12,003	4.51	974,030	10,842	4.42
Noninterest earning assets	65,162			60,781
Total average assets	$1,120,176			$1,034,811

Liabilities and Stockholders' Equity
Interest-bearing demand	$26,280	$20	0.30%	$18,018	$9	0.20%
Statement savings	28,238	10	0.14	30,902	12	0.15
Money market	255,097	481	0.75	185,089	211	0.45
Certificates of deposit, retail	342,599	1,105	1.28	341,685	1,021	1.19
Certificates of deposit, brokered	75,488	317	1.67	70,964	292	1.63
Total interest-bearing deposits	727,702	1,933	1.05	646,658	1,545	0.95
Advances from the FHLB and other borrowings	197,098	695	1.40	182,804	363	0.79
Total interest-bearing liabilities	924,800	2,628	1.13	829,462	1,908	0.91
Noninterest bearing liabilities	51,401			43,659
Average equity	143,975			161,690
Total average liabilities and equity	$1,120,176			$1,034,811
Net interest income		$9,375			$8,934
Net interest margin			3.53%			3.64%

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

During the quarter ended September 30, 2017, management evaluated the adequacy of the ALLL and concluded that additional provision for loan losses in the amount of $500,000 was appropriate for the quarter. For the quarter ended September 30, 2016, a $900,000 provision for loan losses was recorded. For the third quarter of 2017, the provision for loan losses was primarily a result of $70.2 million increase in net loan receivables and recoveries of $325,000 of previously charged off loans which reduced the provision necessary to support the loan growth during the quarter. In comparison, the provision reported in the third quarter of 2016 was primarily a result of a $79.9 million increase in net loans receivable.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$945,458	$859,205
Average loans receivable during period	879,075	804,014
ALLL balance at beginning of period	11,285	10,134
Provision for loan losses	500	900
Charge-offs:
Consumer	—	(28)
Total charge-offs	—	(28)
Recoveries:
One-to-four family	247	—
Commercial real estate	78	—
Total recoveries	325	—
Net recovery	325	(28)
ALLL balance at end of period	$12,110	$11,006
ALLL as a percent of total loans, net of LIP	1.28%	1.28%
Ratio of net recoveries to average net loans receivable	0.15	(0.01)

Noninterest Income. Noninterest income increased $58,000 to $731,000 for the quarter ended September 30, 2017, from $673,000 for the quarter ended September 30, 2016. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended September 30, 2017	Change from Three Months Ended September 30, 2016	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$34	$18	112.5%
Loan service fees	61	9	17.3
Net gain on sale of investments	47	14	42.4
BOLI change in cash surrender value	173	(78)	(31.1)
Wealth management revenue	252	87	52.7
Other	164	8	5.1
Total noninterest income	$731	$58	8.6

The increase in the quarter ended September 30, 2017, compared to the quarter ended September 30, 2016, was primarily the result of an $87,000 increase in wealth management revenue. Increases of $18,000 and $9,000 occurred with our deposit and loan fees, respectively, as a result of the increase in the number of our accounts. Offsetting these increases in noninterest income, the increase in the cash surrender value of our BOLI policies was $78,000 less for the three months ended September 30, 2017 as compared to the same period in 2016. During the second quarter of 2017, we purchased $4.2 million in additional policies where certain policy expenses are offset against the increase in cash surrender value for the first year, resulting in a decrease to our BOLI income each quarter. Other noninterest income for the three months ended September 30, 2017 included $83,000 in interest rate swap fees received on loans where certain commercial loan customers participate in an interest rate swap with a third party broker institution and the Bank receives a fee that is recognized as other noninterest income at the time the loan is originated. In addition, ATM and debit card related fees increased $29,000 as a result of increased customer usage.

Noninterest Expense. Noninterest expense increased $1.5 million to $6.8 million for the quarter ended September 30, 2017 from $5.3 million for the comparable quarter in 2016.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended September 30, 2017	Change from Three Months Ended September 30, 2016	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,406	$585	15.3%
Occupancy and equipment	726	259	55.5
Professional fees	458	—	—
Data processing	372	113	43.6
OREO related (reimbursements) expenses, net	(6)	5	(45.5)
Regulatory assessments	122	40	48.8
Insurance and bond premiums	105	19	22.1
Marketing	102	35	52.2
Other general and administrative	551	526	2,104.0
Total noninterest expense	$6,836	$1,582	30.1%

The Company recognized the nonrecurring acquisition costs related to the Branch Acquisition, such as system conversion costs, consulting, legal fees, and marketing and advertising costs of $290,000 included in the various noninterest expense categories below for the quarter ended September 30, 2017. There were no acquisition costs in the quarter ended September 30, 2016.

Expenses for salaries and employee benefits increased $585,000 for the third quarter of 2017, as compared to the same period in 2016 primarily as a result of increases in costs due to the increase in the number of employees. As a result of our de novo branches, the Branch Acquisition and the development of new products, the number of employees increased to 146 at September 30, 2017 from 118 at September 30, 2016.

The number of our branch locations increased to nine at September 30, 2017 from four at September 30, 2016 resulting in increased operating expenses. During the quarter ended September 30, 2017, we converted our ATM processing system and continued to upgrade our original branch location to better serve our customers’ needs, resulting in a $259,000 increase in occupancy and equipment expense compared to the same period last year.

In support of our ATM conversion and Branch Acquisition, our data processing expense increased by $113,000 for the quarter ended September 30, 2017 as compared to the same period in 2016. The rate of the increase in data processing expense is expected to decline in future periods as we complete system conversion costs although our core processor service fees will increase reflecting the increase in deposit accounts activity from the growth in customer accounts.

Other general and administrative expenses increased by $526,000 for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily as a result of a $385,000 increase in the expense for unfunded commitments. This reserve is held to absorb estimated probable losses of our unfunded lines of credit and construction loans and varies as a result of the timing of funding these types of loans. In addition, general and administrative expenses related to our ATM and debit cards increased by $50,000 for these comparative periods in support of the conversion of our ATM processing system. As a result of our Branch Acquisition, other general and administrative expenses increased by $39,000 and the Bank recognized CDI amortization expense of $15,000 for the three months ended September 30, 2017.

Federal Income Tax Expense. Our statutory income tax rate is 35%. We recorded federal income tax provisions of $909,000 and $847,000 for the quarters ended September 30, 2017, and 2016, respectively, as a result of our consolidated pretax net income. Our effective tax rate as of September 30, 2017 was 30.1%, which reflected the year-to-date impact of stock options exercised during 2017. In comparison, the effective tax rate as of September 30, 2016 was 28.9%, which reflected reversal of nontaxable BOLI income and a 10% penalty on the early surrender a BOLI policy.

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and 2016

General. Net income for the nine months ended September 30, 2017 was $6.1 million, or $0.58 per diluted share as compared to net income of $5.9 million, or $0.47 per diluted share for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, an increase in net interest income of $2.3 million and a $600,000 decrease in the provision for loan losses was partially offset by a $2.6 million increase in noninterest expense as compared to the same period in 2016.

Net Interest Income. Net interest income for the nine months ended September 30, 2017 was $27.2 million, as compared to $24.9 million for the same period in 2016, due to the $4.0 million increase in our interest income partially offset by a $1.7 million increase in interest expense. The increase in total interest income was primarily the result of the $110.6 million growth in average loans receivable. Our net interest margin was stable at 3.59% for the nine months ended September 30, 2017, compared to 3.58% for the nine months ended September 30, 2016.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Nine Months Ended September 30, 2017 Compared to September 30, 2016 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(555)	$4,151	$3,596
Investments available-for-sale	394	(17)	377
Interest-earning deposits with banks	99	(103)	(4)
FHLB stock	41	34	75
Total net change in income on interest-earning assets	(21)	4,065	4,044

Interest-bearing liabilities:
Interest-bearing demand	31	5	36
Statement savings	(1)	(2)	(3)
Money market	391	95	486
Certificates of deposit, retail	216	169	385
Certificates of deposit, brokered	(83)	110	27
Advances from the FHLB	508	269	777
Total net change in expense on interest-bearing liabilities	1,062	646	1,708
Total net change in net interest income	$(1,083)	$3,419	$2,336

The $3.6 million increase in loan interest income was a result of the $110.6 million increase in average loans receivable for the nine months ended September 30, 2017 as compared to the same period in 2016 partially offset by a decrease in the average yield to 4.93% from 5.02% for the nine months ended September 30, 2017 and 2016, respectively as loans originated during the past year were at lower average rates than those paying off.

Interest income on our investments available-for-sale increased $377,000 for the nine months ended September 30, 2017 as compared to the same period in 2016 primarily as a result of the 41 basis point increase in the yield on these assets. We have continued to restructure our portfolio of these securities to include additional longer term higher-yielding investment securities to increase earnings from our investment portfolio. Purchases of investments available-for-sale for the nine months ended September 30, 2017 included $11.6 million in fixed-rate securities and $11.9 million in variable-rate securities to assist in managing our interest-rate risk.

Interest income on our interest-earning deposits decreased $4,000 for the nine months ended September 30, 2017 as compared to the same period in 2016, primarily as a result of the $26.8 million decrease in the average balance of these deposits as we shifted cash earning a nominal yield into higher yielding assets. Partially offsetting the impact of the decrease in average balance, the average yield earned on interest-earning deposits from the Federal Reserve Bank increased by 53 basis points year over year.

Partially offsetting the increase in interest income, interest expense increased $1.7 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The average cost of interest-bearing deposits increased by 10 basis points for the nine months ended September 30, 2017, as compared to the same period in 2016. Interest expense on money market accounts increased by $486,000, year over year primarily due to an increase of 23 basis points in the cost of these funds and a $29.6 million increase in the average balance of these funds. In addition, interest expense on retail certificates of deposit increased by $385,000 from a combined result of a $19.5 million increase in the average balance of these accounts and a nine basis point increase in the cost of these funds. Interest expense on our FHLB advances and other borrowings increased by $777,000 for the nine months ended September 30, 2017, as compared to the same period in 2016 as a result of a $41.3 million increase in the average balance of FHLB advances and a 37 basis point increase in the cost of these funds.

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the nine months ended September 30, 2017 and 2016. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$849,923	$31,338	4.93%	$739,312	$27,742	5.02%
Investments available-for-sale	131,457	2,601	2.65	132,471	2,224	2.24
Interest-earning deposits with banks	25,008	194	1.04	51,855	198	0.51
FHLB stock	8,596	211	3.28	6,878	136	2.64
Total interest-earning assets	1,014,984	34,344	4.52	930,516	30,300	4.35
Noninterest earning assets	62,965			59,127
Total average assets	$1,077,949			$989,643

Liabilities and Stockholders' Equity
Interest-bearing demand	$22,087	$54	0.33%	$17,534	$18	0.14%
Statement savings	27,893	32	0.15	29,461	35	0.16
Money market	228,559	1,122	0.66	198,958	636	0.43
Certificates of deposit, retail	349,091	3,252	1.25	329,622	2,867	1.16
Certificates of deposit, brokered	75,488	940	1.66	67,345	913	1.81
Total interest-bearing deposits	703,118	5,400	1.03	642,920	4,469	0.93
Advances from the FHLB and other borrowings	184,412	1,710	1.24	143,092	933	0.87
Total interest-bearing liabilities	887,530	7,110	1.07	786,012	5,402	0.92
Noninterest bearing liabilities	47,685			36,545
Average equity	142,734			167,086
Total average liabilities and equity	$1,077,949			$989,643
Net interest income		$27,234			$24,898
Net interest margin			3.59%			3.58%

Provision for Loan Losses. During the nine months ended September 30, 2017, management evaluated the adequacy of the ALLL and concluded that a provision for loan losses in the amount of $800,000 was appropriate for the period. The provision for the nine months ended September 30, 2017 was primarily a reflection of the $116.8 million growth in net loans receivable partially offset by recoveries of $359,000. For the nine months ended September 30, 2016, a provision for loan losses of $1.4 million was recorded as a result of $160.9 million in net loan growth.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$945,458	$859,206
Average loans receivable during period	849,923	739,312
ALLL balance at beginning of period	10,951	9,463
Provision for loan losses	800	1,400
Charge-offs:
Consumer	—	(47)
Total charge-offs	—	(47)
Recoveries:
One-to-four family	280	85
Commercial real estate	78	104
Consumer	1	1
Total recoveries	359	190
Net recovery	359	143
ALLL balance at end of period	$12,110	$11,006
ALLL as a percent of total loans, net of LIP	1.28%	1.28%
Ratio of net recoveries to average net loans receivable (annualized)	0.06	0.03

Noninterest Income. Noninterest income increased to $2.0 million for the nine months ended September 30, 2017, from $1.9 million for the same period in 2016. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Nine Months Ended September 30, 2017	Change from Nine Months Ended September 30, 2016	Percent Change
	(Dollars in thousands)
Service fees on deposit accounts	$96	$36	60.0%
Loan service fees	215	34	18.8
Net gain on sale of investments	103	70	212.1
BOLI change in cash surrender value	490	(151)	(23.6)
Wealth management revenue	699	43	6.6
Other	394	104	35.9
Total noninterest income	$1,997	$136	7.3

Service fees on deposit and loan accounts increased primarily as a result of changes in the number of deposit accounts reflecting our branch expansion, the Branch Acquisition and organic growth. The net gain on sales of investments increased by $70,000 as we continue sales of securities as part of the restructure of our investment portfolio, as discussed above. Additional increases were noted in other noninterest income, with increases of $54,000 in interest rate swap fees and $45,000 in ATM and debit card related fees as a result of increased customer usage. Partially offsetting the increases, the increase in BOLI cash surrender value was $151,000 lower for the nine months ended September 30, 2017 as compared to the nine months ended September 30,

2016 as we purchased $4.2 million in new policies in 2017 that apply certain policy expenses during the initial year against the policy value, offsetting the increase in the cash surrender value.

Noninterest Expense. Noninterest expense increased $2.6 million to $19.7 million for the nine months ended September 30, 2017 as compared to the same period in 2016.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Nine Months Ended September 30, 2017	Change from Nine Months Ended September 30, 2016	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$13,100	$1,664	14.6%
Occupancy and equipment	1,785	322	22.0
Professional fees	1,379	(108)	(7.3)
Data processing	1,131	431	61.6
OREO-related (reimbursements) expenses, net	14	(285)	(95.3)
Regulatory assessments	330	11	3.4
Insurance and bond premiums	302	42	16.2
Marketing	202	57	39.3
Other general and administrative	1,497	507	51.2
Total noninterest expense	$19,740	$2,641	15.4

The Company recognized nonrecurring acquisition costs related to the Branch Acquisition, such as system conversion costs, consulting, legal fees, and marketing and advertising costs of $609,000 included in the various noninterest expense categories below for the nine months ended September 30, 2017. There were no acquisition costs in the nine months ended September 30, 2016.

Salaries and employee benefits expense increased $1.7 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The number of employees increased over the last year as we added employees to support our branch expansion and the development of new products. Likewise, occupancy and equipment expenses increased as a result of our branch expansion and the Branch Acquisition as well as upgrading our original branch location. Data processing increased by $431,000 during these same periods primarily as a result of the cost of data conversion related to the Branch Acquisition. These increases were partially offset by a $285,000 decrease in OREO related expenses as we incurred valuation write-downs for the nine months ended September 30, 2017 of $50,000 as compared to write-downs of $257,000 for the nine months ended September 30, 2016. In addition, sales of OREO properties resulted in a gain of $5,000 as compared to a loss of $87,000 for the nine months ended September 30, 2017 and 2016, respectively. Our branch expansion and the Branch Acquisition also increased our marketing costs over the last year. Other general and administrative expenses increased by $507,000 for the nine months ended September 30, 2017 primarily as a result of a $68,000 expense for the reserve for unfunded commitments in 2017 as compared to a recovery of $201,000 for the same period in 2016. In addition, deposit operating expense increased by $46,000 for the nine months ended September 30, 2017, year over year, in support of our Branch Acquisition and overall growth in our deposit accounts. Also contributing to the increase in other expense, state taxes increased by $57,000 for the nine months ended September 30, 2017 as compared to the same period in 2016 as a result of the addition of California state taxes as a result of our loan expansion into that state.

Federal Income Tax Expense. Our statutory income tax rate is 35%. We recorded federal income tax provisions of $2.6 million and $2.4 million for the nine months ended September 30, 2017, and 2016 as a result of our consolidated net income. Our effective tax rate for the nine months ended September 30, 2017 was 30.1% partially as a result of tax benefit from the exercise of stock options in 2017. In comparison, the effective tax rate for the nine months ended September 30, 2016 was 28.9% as a result of the reversal of noninterest income and a tax penalty from the early surrender of BOLI policies, partially offset by a benefit from the exercise of stock options.

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

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At September 30, 2017, retail certificates of deposit scheduled to mature in one year or less totaled $165.9 million. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, which are collateral dependent, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale increased $8.6 million from December 31, 2016, to $137.8 million at September 30, 2017, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks decreased by $11.5 million from December 31, 2016 to September 30, 2017, as we shifted cash into higher yielding assets. At September 30, 2017, the Bank maintained credit facilities with the FHLB totaling $377.8 million, with an outstanding balance of $191.5 million. At September 30, 2017, we also had available a total of $35.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at September 30, 2017 of $75.5 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk associated with retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At September 30, 2017, brokered certificates of deposit had a remaining maturity of 10 to 40 months. Most of these certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At September 30, 2017, the Company (on an unconsolidated basis) had liquid assets of $14.1 million and short-term liabilities of $245,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2017 and December 31, 2016, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at September 30, 2017:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Unused portion of lines of credit	$24,782	$1,934	$14,187	$3,570	$5,091
Undisbursed portion of construction loans	91,316	40,075	51,241	—	—
Total commitments	$116,098	$42,009	$65,428	$3,570	$5,091

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

As of September 30, 2017, the Bank had seven operating leases with initial terms of four months to eight years which carry minimum lease payments of $30,000 per month. All seven leases offer extension periods. The Bank signed an additional lease agreement in April 2017 for the new branch office in Bothell, Washington that is expected to open in the first quarter of 2018. As part of the Branch Acquisition, the Bank assumed the leases for the Woodinville, Lake Stevens, and Smokey Point branch locations.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At September 30, 2017, stockholders’ equity totaled $140.8 million, or 12.1% of total assets. Our book value per share of common stock was $13.08 at September 30, 2017, compared to $12.63 at December 31, 2016. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of September 30, 2017, the Bank and consolidated Company exceeded all regulatory capital requirements and the Bank was considered “well capitalized” under regulatory capital guidelines of the FDIC. The following table provides our capital requirements and actual results.

	At September 30, 2017
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$120,665	10.80%	$44,677	4.00%	$55,846	5.00%
Consolidated	139,594	12.48	44,734	4.00	55,918	5.00
Common equity tier I ("CET1") (to risk-weighted assets)
Bank only	120,665	12.94	41,969	4.50	60,622	6.50
Consolidated	139,594	14.93	42,062	4.50	60,756	6.50
Tier I risk-based capital (to risk-weighted assets)
Bank only	120,665	12.94	55,959	6.00	74,612	8.00
Consolidated	139,594	14.93	56,082	6.00	74,776	8.00
Total risk-based capital (to risk-weighted assets)
Bank only	132,334	14.19	74,612	8.00	93,265	10.00
Consolidated	151,289	16.19	74,776	8.00	93,471	10.00

In addition to the minimum CET1, Tier 1 total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of September 30, 2017, the conservation buffer was 1.25%.

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

We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower our cost of borrowing while taking into account variable interest rate risk. On October 25, 2016, the Bank entered into a Cash Flow Hedge agreement to effectively fix the rate on $50.0 million of FHLB advances. We are using this interest rate swap as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At September 30, 2017, pursuant to the Cash Flow Hedge agreement we held a $50.0 million notional pay fixed, receive floating cash flow hedge. The Bank pays a fixed rate of 1.34% for five years and in turn, will receive an interest payment based on three-month LIBOR, which resets quarterly. The hedge instrument is a $50.0 million FHLB fixed-rate three-month advance that is renewed at the fixed rate at that time. Entering into this hedge agreement has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. A portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 49.4% of our total loans, net LIP, were adjustable-rate loans at September 30, 2017. At that date, $170.5 million, or 36.5% of these loans were at their floor, with a weighted-average interest rate of 4.21%.

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

The following table illustrates the change in our net interest income at September 30, 2017 that would occur in the event of an instantaneous change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at September 30, 2017
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$36,482	(2.64)%
+200	36,811	(1.76)
+100	37,232	(0.64)
Base	37,470	—
(100)	37,400	(0.19)

The following table illustrates the change in our net portfolio value (“NPV”) at September 30, 2017 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$115,974	$(37,204)	(24.29)%	10.77%	(3.21)%	$1,077,194
+200	128,008	(25,170)	(16.43)	11.60	(2.17)	1,103,773
+100	142,338	(10,840)	(7.08)	12.56	(0.93)	1,133,374
Base	153,178	—	—	13.20	—	1,160,270
(100)	158,870	5,692	3.72	13.41	0.49	1,184,854
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

At September 30, 2017, other than the interest rate swap we entered into through the Cash Flow Hedge agreement, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2017, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the third quarter of 2017, under the repurchase plan effective May 30, 2017 through November 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan

July 1 - July 31, 2017	—	—	—	1,077,300
August 1 - August 31, 2017	71,000	16.00	71,000	1,006,300
September 1 - September 30, 2017	219,500	$15.99	219,500	786,800
	290,500		290,500

On May 22, 2017, the Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s common stock, or 10% of the Company’s outstanding shares. Shares are repurchased under a pre-arranged stock trading plan in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements (8)
10.7	Form of restricted stock award agreement (8)
10.8	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (3)
10.9	Separation Agreement and General Release between First Financial Northwest Bank and Gregg DeRitis and dated August 31, 2017 (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2017.

(3)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 11, 2017.

(6)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2016.

(8)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.

(9)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 8, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: November 7, 2017	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2017	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.