Form 10-K
period 2017-12-31
First Financial Northwest, Inc.
filed 2018-03-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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
YES         NO   X
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X    NO
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES   X    NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2017, was $150,830,985 (9,350,960 shares at $16.13 per share). For purposes of this calculation, common stock held only by executive officers, the employee stock ownership plan and directors of the Registrant is considered to be held by affiliates. As of March 7, 2018, the Registrant had 10,748,437 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders (Part III).

FIRST FINANCIAL NORTHWEST, INC.
2017 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements
Certain matters discussed in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco (“FRB”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement a branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”). Any of the forward-looking statements that we make in this Form 10-K and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward‑looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward‑looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.
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

PART I

Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest” or the “Company”), a Washington corporation, was formed on June 1, 2007, for the purpose of becoming the holding company for First Financial Northwest Bank (“the Bank”) in connection with the Bank’s conversion from a mutual holding company structure to a stock holding company structure which was completed on October 9, 2007. At December 31, 2017, the Company had total assets of $1.2 billion, net loans of $988.7 million, deposits of $839.5 million and stockholders’ equity of $142.6 million. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Financial Northwest Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Financial Northwest Bank.

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

First Financial Northwest became a bank holding company, after converting from a savings and loan holding company on March 31, 2015, and is subject to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “Federal Reserve”) through the FRB. The change was consistent with First Financial Northwest Bank’s shift in focus from a traditional savings and loan association towards a full service, commercial bank. Additionally, First Financial Northwest Bank is examined and regulated by the DFI and by the FDIC. First Financial Northwest Bank is required to maintain reserves at a level set by the Federal Reserve Board. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines, which is one of the 11 regional banks in the Federal Home Loan Bank System (“FHLB System”). For additional information, see “How We are Regulated - Regulation and Supervision of First Financial Northwest Bank - Federal Home Loan Bank System.”

In February 2016, First Financial Northwest Bank converted its charter from a community-based savings bank to a commercial bank as a way of better serving its customer needs. The Bank’s largest concentration of customers is in King County, with additional concentrations in Snohomish, Pierce, and Kitsap counties, Washington. The Bank is headquartered in Renton, in King County, where it has a full-service branch as well as a smaller branch located in a commercial development known as the “Landing”. Also in King County, the Bank has branches in Bellevue and Woodinville, and is scheduled to open another branch in Bothell in the first quarter of 2018. In Snohomish County, Washington, the Bank has five additional branches located in Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. These smaller branches are focused on efficiency through the extensive use of the latest banking technology. First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

The principal executive office of First Financial Northwest Bank is located at 201 Wells Avenue South, Renton, Washington, 98057; our telephone number is (425) 255-4400.

Market Area

We consider our primary market area to be the Puget Sound Region that consists primarily of King, Snohomish and, to a lesser extent, Pierce and Kitsap counties. During 2017, the region experienced appreciation in residential market prices for the fifth consecutive year with the supply of homes for sale declining because of strong demand and a lack of homes available for sale.

King County has the largest population of any county in the state of Washington and covers approximately 2,100 square miles. It has a population of approximately 2.15 million residents and a median household income of approximately $79,000, according to U.S. Census estimates. King County has a diversified economic base with many nationally recognized firms including Boeing, Microsoft, Amazon, Starbucks, Nordstrom, Costco and Paccar. According to the Washington State Employment Security Department, the unemployment rate for King County was 3.6% at December 31, 2017, compared to 3.4% at December 31, 2016, and the national average of 4.1% at December 31, 2017. The median sales price of a residential home in King County for December 2017 was $585,000, an increase of 15.8% from 2016, according to the Northwest Multiple Listing Service ("MLS"). Residential sales volumes decreased 1.2% in 2017 compared to 2016 and inventory levels as of December 31, 2016 were at 0.5 months according to the MLS.

Pierce County, covering approximately 1,800 square miles, has the second largest population of any county in the state of Washington. It has approximately 861,000 residents and a median household income of approximately $61,000, according to U.S. Census estimates. The Pierce County economy is diversified with the presence of military-related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace-related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 5.4% at December 31, 2017, compared to 6.0% at December 31, 2016. The median sales price of a residential home in Pierce County was $315,000 for December 2017, a 12.3% increase compared to 2016, according to the MLS. Residential sales volumes increased by 8.9% in 2017 compared to 2016 and inventory levels as of December 31, 2017 were at 1.1 months according to the MLS.

Snohomish County has the third largest population of any county in the state of Washington and covers approximately 2,090 square miles. It has approximately 788,000 residents and a median household income of approximately $74,000, according to U.S. Census estimates. The economy of Snohomish County is diversified with the presence of military-related government employment (Naval Station Everett), aerospace-related employment (Boeing), and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County was 4.0% in December 2017 compared to 3.9% in December 2016. The median sales price of a residential home in Snohomish County was $425,000 for December 2017, a 12.0% increase compared to December 2016, according to the MLS. Residential sales volumes increased by 3.1% in 2017 compared to 2016 and inventory levels as of December 31, 2017 were at 0.6 months according to the MLS.

Kitsap County has the seventh largest population of any county in the state of Washington and covers approximately 570 square miles. It has approximately 265,000 residents and a median household income of approximately $65,000, according to U.S. Census estimates. The Kitsap County economy is diversified with the presence of military-related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail trade and education. According to the Washington State Employment Security Department, the unemployment rate for Kitsap County was 5.0% in December 2017, compared to 5.5% for December of 2016. The median sales price of a residential home in Kitsap County was $315,000 for December of 2017, a 12.7% increase compared to December of 2016, according to the MLS. Residential sales volumes increased by 7.0% in 2017 compared to 2016 and inventory levels as of December 31, 2017 were at 1.0 months according to the MLS.

For a discussion regarding competition in our primary market area, see “- Competition” later in Item 1 of this report.

Lending Activities

General. We focus our lending activities primarily on loans secured by commercial real estate, construction/land, first mortgages on one-to-four family residences, multifamily, and to lesser extent, business lending. We offer a limited variety of secured consumer loans, including savings account loans and home equity loans that include lines of credit and second mortgage term loans. As of December 31, 2017, our net loan portfolio totaled $988.7 million and represented 81.7% of our total assets.

Our current loan policy generally limits the maximum amount of loans we can make to one borrower to 15% of the Bank’s total risk-based capital, or $20.1 million at December 31, 2017. Exceptions to this policy are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history. The regulatory limit of loans we can make to one borrower is 20% of total risk-based capital, or $26.9 million, at December 31, 2017. At December 31, 2017, our two largest lending relationships exceeded our internal guideline and were approved by the Board of Directors.

During 2017, the concentration of loans to our five largest lending relationships increased. At December 31, 2017, loans to our five largest lending relationships totaled $88.5 million compared to $79.5 million at December 31, 2016, an increase of $9.0 million, or 11.3%. Although the total of these relationships increased during 2017, their percentage of total loans, net of loans in process (“LIP”) decreased to 8.8% at December 31, 2017 from 9.6% at December 31, 2016 and the total number of loans comprising these relationships decreased to 18 at December 31, 2017 from 23 at December 31, 2016. The following table details the types of loans to our five largest lending relationships at December 31, 2017.

Borrower (1)	Number of Loans	One-to-Four Family Residential(2)	Multifamily	Commercial Real Estate(2)	Construction/Land	Business	Aggregate Balance of Loans (3)
	(Dollars in thousands)
Real estate investor	2	$556	$—	$—	$22,000	$—	$22,556
Real estate investor	5	—	8,779	13,481	—	—	22,260
Real estate investor	4	—	—	—	5,355	10,321	15,676
Real estate investor	4	456	—	14,177	—	—	14,633
Real estate investor	3	—	1,924	11,500	—	—	13,424
Total	18	$1,012	$10,703	$39,158	$27,355	$10,321	$88,549
________
(1) The composition of borrowers represented in the table may change between periods.
(2) The one-to-four family residential loans for these borrowers included $456,000 of owner occupied properties and $556,000 of non-owner occupied properties. The commercial real estate loans are for non-owner occupied income producing properties.
(3) Net of LIP.

The composition of loans to our five largest borrowers has changed over the last year. As of December 31, 2017, total multifamily loans decreased, as compared to December 31, 2016, by $15.6 million, while total construction/land development loans and business loans increased by $14.6 million and $10.3 million, respectively. At December 31, 2017, all of the loans listed in the table above were in compliance with the original repayment terms of their respective loans. Subsequent to December 31, 2017, our largest borrower paid off $20.1 million of the construction/land loan included in the above totals.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential:
Permanent owner occupied	$148,304	13.6%	$137,834	15.3%	$147,229	19.6%	$161,013	22.9%	$158,797	23.0%
Permanent non-owner occupied	130,351	11.9	111,601	12.4	106,543	14.2	112,180	15.9	121,877	17.7
	278,655	25.5	249,435	27.7	253,772	33.8	273,193	38.8	280,674	40.7

Multifamily real estate	184,902	16.9	123,250	13.7	122,747	16.3	116,014	16.5	106,152	15.4

Commercial real estate	361,842	33.0	303,694	33.7	244,211	32.5	239,211	34.0	227,016	33.0

Construction/land: (1)
One-to-four family residential	87,404	8.0	67,842	7.5	52,233	7.0	20,360	2.9	3,977	0.6
Multifamily	108,439	9.9	111,051	12.4	46,666	6.2	22,352	3.1	24,851	3.5
Commercial real estate	5,325	0.5	—	—	—	—	10,400	1.5	26,631	3.9
Land	36,405	3.3	30,055	3.3	17,058	2.3	11,949	1.7	9,292	1.4
	237,573	21.7	208,948	23.2	115,957	15.5	65,061	9.2	64,751	9.4
Business	23,087	2.1	7,938	0.9	7,604	1.0	3,783	0.5	1,142	0.2
Consumer	9,133	0.8	6,922	0.8	6,979	0.9	7,130	1.0	9,201	1.3
Total loans	1,095,192	100.0%	900,187	100.0%	751,270	100.0%	704,392	100.0%	688,936	100.0%
Less:
Loans in process (“LIP”)	92,498		72,026		53,854		27,359		10,209
Deferred loan fees, net	1,150		2,167		2,881		2,604		2,580
Allowance for loan and lease losses (“ALLL”)	12,882		10,951		9,463		10,491		12,994
Loans receivable, net	$988,662		$815,043		$685,072		$663,938		$663,153

_____________
(1) Included in the construction/land category are “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans. At December 31, 2017, we included rollover loans of $2.6 million of one-to-four family residential loans, $71.4 million of multifamily loans and $5.3 million of commercial real estate loans in the construction/land category. In addition, the construction/land category included $35.9 million of loans for raw land or buildable lots where the Company does not intend to finance the construction.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family residential	$177,086	16.2%	$169,523	18.8%	$172,951	23.0%	$189,399	26.9%	$224,820	32.6%
Multifamily	77,824	7.1	72,593	8.1	82,767	11.0	82,639	11.7	82,310	11.9
Commercial real estate	208,898	19.1	211,054	23.4	199,101	26.5	206,395	29.3	197,624	28.7
Construction/land	55,169	5.0	50,431	5.6	12,158	1.6	5,469	0.8	860	0.1
Total real estate	518,977	47.4	503,601	55.9	466,977	62.1	483,902	68.7	505,614	73.3
Business	9,097	0.8	640	0.1	243	—	375	0.1	282	0.1
Consumer	136	—	432	0.1	558	0.1	689	0.1	855	0.1
Total fixed-rate loans	528,210	48.2	504,673	56.1	467,778	62.2	484,966	68.9	506,751	73.5

ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family residential	101,569	9.3	79,912	8.9	80,821	10.8	83,794	11.9	55,854	8.1
Multifamily	107,078	9.8	50,657	5.6	39,980	5.3	33,375	4.7	23,842	3.5
Commercial real estate	152,944	14.0	92,640	10.3	45,110	6.0	32,816	4.6	29,392	4.3
Construction/land	182,404	16.6	158,517	17.6	103,799	13.8	59,592	8.5	63,891	9.3
Total real estate	543,995	49.7	381,726	42.4	269,710	35.9	209,577	29.7	172,979	25.2
Business	13,990	1.3	7,298	0.8	7,361	1.0	3,408	0.5	860	0.1
Consumer	8,997	0.8	6,490	0.7	6,421	0.9	6,441	0.9	8,346	1.2
Total adjustable-rate loans	566,982	51.8	395,514	43.9	283,492	37.8	219,426	31.1	182,185	26.5
Total loans	1,095,192	100.0%	900,187	100.0%	751,270	100.0%	704,392	100.0%	688,936	100.0%
Less:
LIP	92,498		72,026		53,854		27,359		10,209
Deferred loan fees, net	1,150		2,167		2,881		2,604		2,580
ALLL	12,882		10,951		9,463		10,491		12,994
Loans receivable, net	$988,662		$815,043		$685,072		$663,938		$663,153

Geographic Distribution of our Loans. The following table shows at December 31, 2017 the geographic distribution of our loan portfolio, net of LIP, in dollar amounts and percentages.

	Puget Sound Region (1)		Other Washington Counties		Total in Washington State		All Other States (2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate:	(Dollars in thousands)
One-to-four family residential	$265,423	95.3%	$9,875	3.5%	$275,298	98.8%	$3,357	1.2%	$278,655	100.0%
Multifamily	125,484	67.9	24,368	13.2	149,852	81.0	35,050	19.0	184,902	100.0%
Commercial	245,317	67.9	48,950	13.5	294,267	81.4	67,032	18.6	361,299	100.0%
Construction/land	145,086	99.6	532	0.4	145,618	100.0	—	—	145,618	100.0%
Total real estate	781,310	80.5	83,725	8.6	865,035	89.1	105,439	10.9	970,474	100.0%
Business	10,906	47.2	1,340	5.8	12,246	53.0	10,841	47.0	23,087	100.0%
Consumer	8,581	94.0	552	6.0	9,133	100.0	—	—	9,133	100.0%
Total Loans	$800,797	79.9%	$85,617	8.5%	$886,414	88.4%	$116,280	11.6%	$1,002,694	100.0%
____________
(1) Includes King, Snohomish, Pierce and Kitsap counties.
(2) Includes loans in California, Oregon, Arizona, Utah, and 18 other states.

One-to-Four Family Residential Lending. As of December 31, 2017, $278.7 million, or 25.5% of our total loan portfolio consisted of loans secured by one-to-four family residences.

First Financial Northwest Bank is a traditional portfolio lender when it comes to financing residential home loans. In 2017, we originated $88.3 million and purchased $3.1 million in one-to-four family residential loans. At December 31, 2017, $148.3 million, or 53.2% of our one-to-four family residential portfolio consisted of owner occupied loans with the remaining $130.4 million, or 46.8% consisting of non-owner occupied loans. In addition, at December 31, 2017, $177.1 million, or 63.6% of our one-to-four family residential loan portfolio consisted of fixed-rate loans. Substantially all of our one-to-four family residential loans require monthly principal and interest payments.

Our fixed-rate, one-to-four family residential loans are generally originated with 15 to 30 year terms, although such loans typically remain outstanding for substantially shorter periods, particularly in the current low interest rate environment. We also originate hybrid loans with initial fixed-rate terms of five to ten years, that convert to variable-rate which adjusts annually thereafter. In addition, substantially all of our one-to-four family residential loans contain due-on-sale clauses that allow us to declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, we enforce these due‑on‑sale clauses to the extent permitted by law and as a standard course of business. The average period of time a loan is outstanding is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

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

Loans secured by rental properties represent potentially higher risk and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We request that borrowers and loan guarantors, if any, provide annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple rental property loans with us, the loans are typically not cross‑collateralized. At December 31, 2017, $128,000 of one-to-four family residential loans were in nonaccrual status, however, all of our one-to-four family non-owner occupied loans were performing.

Multifamily and Commercial Real Estate Lending. As of December 31, 2017, $184.9 million, or 16.9% of our total loan portfolio was secured by multifamily and $361.8 million, or 33.0% of our loan portfolio was secured by commercial real estate properties. Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings and warehouses. Commercial real estate and multifamily loans are subject to similar underwriting standards and processes. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

The following table presents a breakdown of our multifamily and commercial real estate loan portfolio at December 31, 2017, and 2016:

	December 31, 2017		December 31, 2016
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(Dollars in thousands)
Multifamily real estate:
Multifamily, general	$177,882	96.2%	$115,372	93.6%
Micro-unit apartments	7,020	3.8	7,878	6.4
Total multifamily	$184,902	100.0%	$123,250	100.0%

Commercial real estate:
Office	$112,327	31.0%	$101,688	33.5%
Retail	129,875	35.9	106,294	35.0
Storage	32,201	8.9	34,816	11.5
Mobile home park	19,970	5.5	20,689	6.8
Warehouse	22,701	6.3	15,338	5.0
Other non-residential	44,768	12.4	24,869	8.2
Total non-residential	$361,842	100.0%	$303,694	100.0%

The average loan size in our multifamily and commercial real estate loan portfolios was $1.1 million and $2.0 million, respectively, as of December 31, 2017. At this date, $59.4 million, or 32.1%, of our multifamily loans and $116.0 million, or 32.1%, of our commercial real estate loans were located outside of our primary market area. We currently target individual, multifamily, and commercial real estate loans between $1.0 million and $5.0 million. The largest multifamily loan as of December 31, 2017, was a 105-unit apartment complex with a net outstanding principal balance of $8.8 million located in King County, Washington. As of December 31, 2017, the largest commercial real estate loan had a net outstanding balance of $13.5 million and was secured by an office building located in King County, Washington. Both of these loans were performing according to their respective loan repayment terms as of December 31, 2017.

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

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loan foreclosures because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred in our one-to-four family residential or consumer loan portfolios. At December 31, 2017, there were no multifamily or commercial real estate loans past due 90 days or more, or in nonaccrual status. There were no commercial real estate loans charged-off during the years ended December 31, 2017, 2016 and 2015, respectively. For multifamily loans, there were no charge-offs during 2017 or 2016, as compared to $281,000 charged off in 2015.

Construction/Land Loans. We originate construction/land loans primarily to residential builders for the construction of single-family residences, condominiums, townhouses, multifamily properties and residential developments located in our market area. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes or lines of credit secured by land, and land development loans. Construction/land loans to builders generally require the borrower to have an existing relationship with the Bank and a proven record of successful projects. At December 31, 2017, our total construction/land loans were $237.6 million, or

21.7% of our total loan portfolio. The $28.6 million or 13.7% increase in construction/land loans over the past year reflects our strategic decision to continue our focus on increasing construction loan origination activity in 2017 as real estate values and general economic conditions in our market areas continued to improve. The Bank’s lending policy sets forth the guideline that the net balance of our acquisition, development, and construction loans not exceed 100% of the Bank’s risk-based capital. Management intends to maintain levels near this guideline, however the uncertainty of the timing associated with construction loan draws occasionally results in the actual concentration exceeding the guideline. At December 31, 2017, net acquisition, development, and construction loans totaled $145.6 million while total risk-based capital was $134.3 million. There were no construction/land loans classified as nonaccrual at either December 31, 2017 or 2016. There were no construction/land loan charge-offs during the years ended December 31, 2017, 2016 and 2015, respectively.

Following is the composition of our total construction/land loan portfolio at the dates indicated. All of the loans represented were performing:

	December 31,
	2017	2016
	(In thousands)
Construction speculative:
One-to-four family residential	$84,834	$65,272
Multifamily	9,985	10,157
Total construction speculative	94,819	75,429
Construction permanent: (1)
One-to-four family residential	2,570	2,570
Multifamily	98,454	100,894
Commercial real estate	5,325	—
Total construction permanent	106,349	103,464
Land:
Land development	528	3,134
Land non-development	35,877	26,921
Total land	36,405	30,055
Total construction/land loans (2)	$237,573	$208,948
_____________
(1) Includes loans where the builder does not intend to sell the property after the construction phase is completed.
(2) LIP for construction/land loans at December 31, 2017, and 2016, was $92.0 million and $72.0 million, respectively.

The following table includes construction/land loans by county, net of LIP, at December 31, 2017:

County	Loan Balance	Percent of Construction/Land Loan Balance
	(Dollars in thousands)
King	$132,442	90.9%
Snohomish	1,001	0.7
Pierce	9,508	6.5
Kitsap	2,135	1.5
Whatcom	529	0.4
All other	4	—
Total	$145,619	100.0%

Loans to finance the construction of single-family homes and subdivisions and land loans are generally offered to builders in our primary market areas. Loans that are termed “speculative” are those where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. The buyer may be identified either during or after the construction period, with the risk that the builder may have to fund the debt service on the speculative loan along with real estate taxes and other carrying costs for the project for a significant period of time after completion of the project until a buyer is identified. The maximum loan-to-value ratio applicable to these loans is generally 100% of the actual cost of construction, provided that the loan-to-completed value does not exceed 80%, with approval required from the Chief Credit Officer (“CCO”) for loan-to-value ratios over 80%. In addition, a minimum of 20% verified equity is generally also required. Verified equity refers to cash equity invested in the project. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate title insurance and other appropriate insurance coverage, and, if applicable, appropriate environmental data report(s) that the land is free of hazardous or toxic waste. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and typically do not exceed one year, land loans generally are for 12 to 18 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly. At December 31, 2017, the LIP balance on construction/land loans was $92.0 million, including $4.3 million set aside for interest reserves. When these loans exhaust their original reserves set up at origination, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate, based on the updated analysis. Construction loan proceeds are disbursed periodically as construction progresses and as inspections by our approved inspectors warrant. At December 31, 2017, our three largest construction/land loans, net of LIP, consisted of a $22.0 million land loan in King County, of which $20.0 million subsequently paid off in January 2018, an $11.1 million loan in King County that will rollover to a permanent multifamily loan after the construction period is completed, and a $7.9 million construction bridge loan for a property located in King County.

Our residential construction loans to borrowers for one-to-four family, non-owner occupied residences typically are structured to be converted to fixed-rate permanent loans at the end of the construction phase with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post‑construction value of the project by an independent appraiser. During the construction phase, which typically lasts 12 to 18 months, an approved inspector or designated Bank employee makes periodic inspections of the construction site to certify construction has reached the stated percentage of completion. Typically, disbursements are made in monthly draws and interest-only payments are required. These loans are converted to fixed-rate permanent loans at the end of the construction phase. At December 31, 2017, there was one non-owner occupied construction loan of $2.6 million that we expect will convert to a permanent non-owner occupied one‑to‑four family residential loan in 2018.

We also make construction loans for commercial development projects. The projects include multifamily, retail, office/warehouse and office buildings. These loans typically have an interest-only payment phase during construction and generally convert to permanent financing when construction is complete. Disbursement of funds is at our sole discretion and is based on the progress of construction. The Bank uses an independent third party or Bank employee to conduct monthly inspections to certify that construction has reached the stated percentage of completion and that previous disbursements are reflected in the degree of work performed to date. Generally, the maximum loan-to-value ratio applicable to these loans is 90% of the actual cost of construction or 80% of the prospective value at completion. At December 31, 2017, $76.7 million of multifamily and commercial construction loans will rollover to permanent loans with the Bank at the end of their construction period. The remaining $27.1 million of construction commercial permanent loans represents loans which we anticipate that the builder will either refinance with us or with another lender.

Land development loans are generally made to builders for preparation of a building site and do not include the construction of buildings on the property. The maximum loan-to-value ratio for these loans is 75%. Land non-development loans are generally for raw land where we do not finance the cost of preparing the site for building and are subject to a maximum loan‑to‑value ratio of 65%.

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

Business Lending. Business loans totaled $23.1 million, or 2.1% of the loan portfolio at December 31, 2017. Business loans are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate. The interest rates for the adjustable‑rate loans are indexed to the prime rate published in The Wall Street Journal plus a margin. Our business lending policy includes credit file documentation and requires analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our business loans. The largest business loan had an outstanding balance of $10.3 million at December 31, 2017 and was performing according to its repayment terms. At December 31, 2017, we did not have any business loans delinquent in excess of 90 days or in nonaccrual status.

In 2017, we expanded our aircraft loan portfolio through both direct originations and indirect originations through the Aircraft Owners and Pilots Association Aviation Finance Company and other brokers. At December 31, 2017, the Bank had an outstanding balance of $12.5 million in aircraft loans, or 54.1% of total business loans. We intend to continue growing this portfolio over the next several years. These loans are collateralized by new or used, single-engine piston aircraft to light jets for business or personal use. We anticipate that our aircraft loans will initially range in size from $250,000 to $3.0 million with the primary focus of our underwriting guidelines on the asset value of the collateral rather than the ability of the borrower to repay the loan.

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

Consumer Lending. We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans and savings account loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than one‑to‑four family residential loans. Consumer loans are offered with both fixed and adjustable interest rates and with varying terms. At December 31, 2017, consumer loans were $9.1 million, or 0.8% of the total loan portfolio.

At December 31, 2017, the largest component of the consumer loan portfolio consisted of home equity loans, primarily home equity lines of credit that totaled $8.0 million, or 87.8% of the total consumer loan portfolio. The home equity lines of credit include $4.0 million of equity lines of credit in first lien position and $4.0 million of second liens on residential properties. At December 31, 2017, unfunded commitments on our home equity lines of credit totaled $12.1 million. Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses. At origination, the loan-to-value ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan. Home equity loans are originated on a fixed-rate or adjustable-rate basis. The interest rate for the adjustable-rate second lien loans is indexed to the prime rate published in The Wall Street Journal and may include a margin. Home equity loans generally have a ten to thirty year term, with a ten year draw period, and either convert to principal and interest payments with no further draws or require a balloon payment due at maturity.

Consumer loans entail greater risk than one-to-four family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property that we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts when interest rates reset higher. If current economic conditions deteriorate for our borrowers and their home prices fall, we may also experience higher credit losses from this loan portfolio. For our home equity loans that are in a second lien position, it is unlikely that we will be successful in recovering our entire loan principal outstanding in the event of a default. At December 31, 2017, consumer loans totaling $51,000 were in nonaccrual status, however, no consumer loans were delinquent more than 30 days. During the year ended December 31, 2017, there were no consumer loans charged-off. In comparison, consumer loan charge‑offs of $83,000 and $54,000 occurred during the years ended December 31, 2016 and 2015, respectively.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2017, regarding the amount of total loans in our portfolio based on their contractual terms to maturity, not including prepayments.

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years Through Ten Years	Beyond Ten Years	Total
	(In thousands)
Real estate:
One-to-four family residential	$15,533	$23,307	$7,067	$9,448	$223,300	$278,655
Multifamily	17,553	18,289	22,758	72,738	53,564	184,902
Commercial	24,754	64,553	37,119	198,286	37,130	361,842
Construction/land	111,062	71,857	18,816	35,838	—	237,573
Total real estate	168,902	178,006	85,760	316,310	313,994	1,062,972
Business	249	10,874	10,369	1,595	—	23,087
Consumer	1,475	1,386	11	23	6,238	9,133
Total	$170,626	$190,266	$96,140	$317,928	$320,232	$1,095,192

The following table sets forth the amount of total loans due after December 31, 2018, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real estate:
One-to-four family residential	$167,900	$87,769	$255,669
Multifamily	62,022	87,148	149,170
Commercial	196,587	89,078	285,665
Construction/land	55,170	9,250	64,420
Total real estate	481,679	273,245	754,924
Business	9,002	1,339	10,341
Consumer	57	—	57
Total	$490,738	$274,584	$765,322

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

Lending Authority. The Directors’ Loan Committee consists of at least three members of the Board of Directors. The Directors’ Loan Committee recommends for approval by the Board of Directors exceptions to the aggregate loan limit to one borrower of 15% of total risk-based capital, or $20.1 million at December 31, 2017. The Board of Directors approves exceptions to such aggregate loan limit to one borrower up to 20% of total risk-based capital, or $26.9 million at December 31, 2017.

Officer Lending Authority. Individual signing authority has been delegated to two lending officers. Our Senior Credit Approval Officer (“SCAO”) has authority from the Board of Directors to approve loans and aggregate relationships up to and including $3.0 million. The Board of Directors has given our Chief Credit Officer (“CCO”) authority to approve credit to one borrower not to exceed 15% of total risk-based capital.

Loan Originations, Servicing, Purchases, Sales and Repayments. For the years ended December 31, 2017 and 2016, our total loan originations and purchases were $430.7 million and $420.8 million, respectively.

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

The following table shows total loans originated, purchased, repaid and other changes during the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Loan originations:
Real estate:
One-to-four family residential	$89,622	$59,222	$37,808
Multifamily	20,612	22,914	44,579
Commercial	49,524	92,495	64,046
Construction/land	138,591	165,363	68,637
Total real estate	298,349	339,994	215,070
Business	23,438	13,998	11,050
Consumer	9,379	5,674	3,660
Total loans originated	331,166	359,666	229,780
Loan purchases and participations:
One-to-four family residential	3,087	7,352	1,368
Multifamily	45,340	11,761	195
Commercial	46,802	41,990	—
Construction/land	1,100	—	—
Business	3,177	—	—
Total loan purchases and participations (1)	99,506	61,103	1,563
Principal repayments	(235,667)	(271,768)	(183,962)
Charge-offs	—	(83)	(362)
Loans transferred to other real estate owned (“OREO”)	—	—	(141)
Change in LIP, net deferred fees, and ALLL	(21,386)	(18,947)	(25,744)
Net increase in loans	$173,619	$129,971	$21,134
_______________
(1) Includes $76.2 million in loan purchases during 2017.

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate-related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees charged to the borrower on one-to-four family residential loans and multifamily and commercial real estate loans can range from 0% to 2%. United States generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale. We had $1.2 million and $2.2 million of net deferred loan fees at December 31, 2017, and 2016, respectively.

Loan purchases generally include a premium, which is deferred and amortized into interest income with net deferred fees over the contractual life of the loan. During 2017, total premiums of $1.8 million, or 2.3% of the purchased principal, were paid on purchased loans. In comparison, premiums of $1.3 million, or 2.1% of the principal was paid on purchased loans during 2016.

One-to-four family residential and consumer loans are generally originated without a prepayment penalty. The majority of our multifamily and commercial real estate loans, however, have prepayment penalties associated with the loans. Most of the multifamily and commercial real estate loan originations with interest rates fixed for the first five years will adjust thereafter and have a prepayment penalty of 2% - 3% of the principal balance in year one, with decreasing penalties in subsequent years. Longer initial fixed rate terms generally have correspondingly longer prepayment penalty periods.

Asset Quality

As of December 31, 2017, we had one owner occupied one-to-four family residential loan of $101,000 past due 30 days or more. This loan represented 0.01% of total loans, net of LIP, and is a one-to-four family, owner-occupied residential loan. We generally assess late fees or penalty charges on delinquent loans of up to 5.0% of the monthly payment. The borrower is given up to a 15 day grace period from the due date to make the loan payment.

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

If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to foreclose on the collateral securing the loan according to the terms of the security instrument and applicable law. The following table shows our delinquent loan by the type of loan, net of LIP, and the number of days delinquent at December 31, 2017:

	Loans Delinquent						Total
	30-59 Days		60-89 Days		90 Days and Greater		Delinquent Loans
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Real estate:
One-to-four family residential:
Owner occupied	1	$101	—	$—	—	$—	1	$101
Total	1	$101	—	$—	—	$—	1	$101

Construction/land, commercial real estate, and multifamily loans generally have larger individual loan amounts that have a greater single impact on asset quality in the event of delinquency or default. We continue to monitor our loan portfolio and believe additions to nonperforming loans, charge-offs, provisions for loan losses, and/or OREO are possible in the future, particularly if the housing market and other economic conditions do not continue to improve.

The following table sets forth information with respect to our nonperforming assets and troubled debt restructured loans (“TDRs”) for the periods indicated. All loan balances and ratios are calculated using loan balances that are net of LIP.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$128	$798	$996	$830	$2,297
Multifamily	—	—	—	—	233
Commercial	—	—	—	434	1,198
Construction/land	—	—	—	—	223
Consumer	51	60	89	75	44
Total loans accounted for on a nonaccrual basis	179	858	1,085	1,339	3,995

Total nonperforming loans	179	858	1,085	1,339	3,995
OREO	483	2,331	3,663	9,283	11,465
Total nonperforming assets	$662	$3,189	$4,748	$10,622	$15,460

TDRs:
Nonaccrual (1)	$—	$174	$131	$—	$968
Performing	17,805	30,083	42,128	54,241	60,170
Total TDRs	$17,805	$30,257	$42,259	$54,241	$61,138
Nonperforming loans as a percent of total loans, net of LIP	0.02%	0.10%	0.16%	0.20%	0.59%
Nonperforming loans as a percent of total assets	0.01	0.08	0.11	0.14	0.43
Nonperforming assets as a percent of total assets	0.05	0.31	0.48	1.13	1.68
Total loans, net of LIP	$1,002,694	$828,161	$697,416	$677,033	$678,727
Foregone interest on nonaccrual loans	26	51	103	126	650
_______
(1) These loans are also included in the appropriate loan category above under the caption: “Loans accounted for on a nonaccrual basis.”

Non Performing Loans. When a loan becomes 90 days past due, we generally place the loan on nonaccrual status unless the credit is well secured and in the process of collection. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem such as an impending foreclosure or bankruptcy or if the borrower is unable to meet their scheduled payment obligations. We have reduced our nonperforming loans by $679,000, or 79.1%, at December 31, 2017, as compared to December 31, 2016. This reduction was accomplished through payoffs or principal payments. During 2017, there were no charge offs or new additions to nonperforming loans.

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When the property is acquired, it is recorded at the lower of its cost or fair market value of the property, less selling costs. We had $483,000 and $2.3 million of OREO at December 31, 2017 and 2016, respectively. At December 31, 2017, OREO consisted of two commercial real estate properties comprised of undeveloped lots. Our special assets department’s primary focus is the prompt and effective management of our troubled, nonperforming assets, and expediting their disposition to minimize any potential losses. During 2017 and 2016, we did not foreclose or accept deeds-in-lieu of foreclosure on any loans. In the future, we may experience foreclosure, deed-in-lieu of foreclosure, and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

Because of our structure, we believe we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly compared to larger institutions where decisions could take six to twelve months. This distinction has worked to our benefit in reducing our nonperforming assets and disposing of OREO. During 2017, three OREO properties were sold and no new properties were transferred into OREO.

Troubled Debt Restructured Loans. We account for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. These loans are all considered to be impaired loans. At December 31, 2017, we had $17.8 million in TDRs as compared to $30.3 million at December 31, 2016.

Prior to 2012, we utilized a strategy for a limited number of our lending relationships of establishing an “A” and “B” note structure. We created an “A” note representing a reduced principal balance expected to be fully collected and at a debt service level and loan-to-value ratio acceptable to us. The “A” note was classified as a performing TDR as long as the borrower continued to perform in accordance with the note terms. The “B” note represented the amount of the principal reduction portion of the original note and was immediately charged-off. The “B” note is held by the Bank and when the “A” note is paid off, the Bank may proceed with collection efforts on the “B” note. During 2017, due to the improved financial condition of the borrowers holding “A” and “B” notes, and the increased market value of the underlying properties, the Bank issued revised notes that allowed for recovery of the “B” note principal, and in some cases, recognition of interest income as payments were made. This resulted in recoveries of $1.8 million on previously charged off “B” notes. At December 31, 2017, the balance of TDRs included $5.7 million related to an “A” note as the result of an “A” and “B” note workout strategy. The related balance in “B” notes was $4.3 million, and is carried off-balance sheet.

The largest TDR relationship at December 31, 2017 totaled $6.0 million and was comprised of $5.3 million in one‑to‑four family residential loans secured by rental properties and a $739,000 owner occupied commercial property, all located in King County. At December 31, 2017, there was no LIP in connection with our TDRs. For additional information regarding our TDRs, see Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The following table summarizes our total TDRs:

	December 31,
	2017	2016
	(In thousands)
Nonperforming TDRs:
One-to-four family residential	$—	$174
Total nonperforming TDRs	—	174
Performing TDRs:
One-to-four family residential	13,434	24,274
Multifamily	1,134	1,564
Commercial real estate	3,194	4,202
Consumer	43	43
Total performing TDRs	17,805	30,083
Total TDRs	$17,805	$30,257

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge-off those assets in the period in which they are deemed uncollectible. Our determinations as to the classification of our assets and the amount of our valuation allowances are subject to review by the FDIC and the DFI that can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention. At December 31, 2017, special mention loans totaled $5.0 million.

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. The decrease in our classified loans during the year ended December 31, 2017 was a result of early payments on loans as well as our efforts to work with our borrowers to bring their loans current when possible or restructure the loan when appropriate. During 2017, we continued our aggressive approach to reduce nonperforming assets and improve asset quality.

Classified loans, net of LIP, consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2017	2016
	(In thousands)
One-to-four family residential	$673	$1,351
Multifamily	—	—
Commercial real estate	555	—
Construction/land	—	495
Consumer	52	60
Total classified loans	$1,280	$1,906

With the exception of these classified loans, of which $179,000 were accounted for as nonaccrual loans at December 31, 2017, management is not aware of any loans as of December 31, 2017, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan categories.

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

For the year ended December 31, 2017, we recorded a $400,000 recapture of provision for loan losses to our ALLL, as compared to a provision of $1.3 million and recapture of provision of $2.2 million for the years ended December 31, 2016 and 2015, respectively. The recapture of provision for loan losses in 2017 was primarily a result of the $2.3 million in net recoveries received on previously charged-off loans partially offset by the provision necessary to support the increase in total loans, net LIP, of $174.5 million. The quality of our loan portfolio continued to improve, as reflected in reductions in the levels of nonperforming loans and classified assets due primarily to our efforts working with our borrowers to bring their loan payments current whenever possible. The ALLL was $12.9 million, or 1.28% of total loans net of LIP at December 31, 2017, as compared to $11.0 million, or 1.32% at December 31, 2016. The level of the ALLL is based on estimates and the ultimate losses may vary from the estimates. Management reviews the adequacy of the ALLL on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls, and the borrower’s and guarantor’s, if any, financial strength. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed. Loans are evaluated for impairment on a loan-by-loan basis. As of December 31, 2017 and 2016, impaired loans were $18.0 million and $30.9 million, respectively. At December 31, 2017, there was no LIP in connection with our impaired loans.

The following table summarizes the distribution of the ALLL by loan category, at the dates indicated.

	December 31,
	2017			2016			2015			2014			2013
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four family
residential	$278,655	$2,837	25.5%	$249,435	$2,551	27.7%	$253,772	$3,028	33.8%	$273,193	$3,691	38.8%	$280,674	$5,141	40.7%
Multifamily	184,902	1,820	16.9	123,250	1,199	13.7	122,747	1,193	16.4	116,014	1,606	16.5	106,152	1,269	15.4
Commercial real estate	361,842	4,418	33.0	303,694	3,893	33.7	244,211	3,395	32.5	239,211	4,476	34.0	227,016	5,101	33.0
Construction/land	237,573	2,816	21.7	208,948	2,792	23.2	115,957	1,193	15.4	65,061	519	9.2	64,751	1,287	9.4
Total real estate	1,062,972	11,891	97.1	885,327	10,435	98.3	736,687	8,809	98.1	693,479	10,292	98.5	678,593	12,798	98.5
Business	23,087	694	2.1	7,938	237	0.9	7,604	229	1.0	3,783	47	0.5	1,142	14	0.2
Consumer	9,133	297	0.8	6,922	279	0.8	6,979	425	0.9	7,130	152	1.0	9,201	182	1.3
Total	$1,095,192	$12,882	100.0%	$900,187	$10,951	100.0%	$751,270	$9,463	100.0%	$704,392	$10,491	100.0%	$688,936	$12,994	100.0%

We believe that the ALLL as of December 31, 2017 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ALLL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ALLL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ALLL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our ALLL at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
ALLL at beginning of period	$10,951	$9,463	$10,491	$12,994	$12,542
(Recapture of provision) provision for loan losses	(400)	1,300	(2,200)	(2,100)	(100)
Charge-offs:
One-to-four family residential	—	—	(27)	(78)	(456)
Multifamily	—	—	(281)	—	(346)
Commercial real estate	—	—	—	(311)	(98)
Construction/land	—	—	—	(223)	(582)
Business	—	—	—	—	(13)
Consumer	—	(83)	(54)	(30)	(101)
Total charge-offs	—	(83)	(362)	(642)	(1,596)
Total recoveries	2,331	271	1,534	239	2,148
Net recoveries (charge-offs)	2,331	188	1,172	(403)	552
ALLL at end of period	$12,882	$10,951	$9,463	$10,491	$12,994

ALLL as a percent of total loans, net of LIP	1.28%	1.32%	1.36%	1.55%	1.91%
Net (recoveries) charge-offs to average loans receivable, net of LIP	(0.27)	(0.02)	(0.18)	0.06	(0.08)
ALLL as a percent of nonperforming loans, net of LIP	7,196.65%	1,276.34%	872.17%	783.50%	325.26%

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

At December 31, 2017, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds, U.S. government agency obligations, and corporate bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, net deposit flows, and other activities. At December 31, 2017, we did not hold securities of any single issuer (other than government-sponsored entities) that exceeded 10% of our shareholders’ equity.

Other than our utilization of interest rate swaps, we do not currently participate in other hedging programs, stand-alone contracts for interest rate caps or floors or other activities involving the use of off-balance sheet derivative financial instruments, and have no present intention to do so. As of December 31, 2017, we had one interest rate swap with an aggregate notional amount of $50.0 million and a fair value of $1.5 million. For additional information, see Item 1A. Risk Factors -“If interest rate swaps we entered into prove ineffective, it could result in volatility in our operating results, including potential loses, which could have a material adverse effect on our results of operations and cash flows, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management” and Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Mortgage-Backed Securities. The mortgage-backed securities in our portfolio were comprised of Fannie Mae, Freddie Mac, and Ginnie Mae mortgage-backed securities. These issuers guarantee the timely payment of principal and interest in the event of default. The mortgage-backed securities had a weighted-average yield of 2.44% at December 31, 2017.

U.S. Government Agency Obligations. The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac, and FHLB agency securities. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2017, the portfolio of government agency securities had a weighted-average yield of 2.06%.

SBA and Ginnie Mae are part of a U.S. government agency and their guarantees are backed by the full faith and credit of the United States. Fannie Mae, Freddie Mac, and the Federal Home Loan Banks are U.S. government-sponsored entities. Although their guarantees are not backed by the full faith and credit of the United States, they may borrow from the U.S. Treasury, which has taken other steps to ensure these U.S. government-sponsored entities can fulfill their financial obligations.
Corporate Bonds. The corporate bond portfolio was primarily comprised of variable rate securities issued by various financial institutions. At December 31, 2017, the corporate bond portfolio had a weighted-average yield of 4.27%.
Municipal Bonds. The municipal bond portfolio is comprised of both taxable and tax-exempt municipal bonds. The pre-tax weighted-average yield on the municipal bond portfolio was 2.68% at December 31, 2017.
Federal Home Loan Bank Stock. As a member of the FHLB Des Moines, we are required to own capital stock. The required amount of capital stock is based on a percentage of our previous year-end assets and our outstanding FHLB advances. The redemption of any excess stock we hold is at the discretion of the FHLB Des Moines. During 2017, our FHLB stock holdings increased by $1.9 million primarily as a result of the $44.5 million increase in our FHLB advances during 2017. The carrying value of our FHLB stock totaled $9.9 million at December 31, 2017. During the years ended December 31, 2017 and 2016, we received FHLB cash dividends of $296,000 and $202,000, respectively.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Fannie Mae	$26,961	$26,564	$42,060	$41,332	$50,288	$50,321
Freddie Mac	5,510	5,472	18,013	18,009	26,011	26,137
Ginnie Mae	22,288	21,576	19,133	18,634	13,802	13,732
Tax-exempt municipal bonds	13,126	13,395	13,083	12,987	11,231	11,507
Taxable municipal bonds	—	—	120	120	556	557
U.S. government agencies	43,088	42,633	15,937	15,857	13,541	13,542
Corporate bonds	22,502	22,602	22,506	22,321	14,010	13,769
Total available-for-sale	$133,475	$132,242	$130,852	$129,260	$129,439	$129,565

At December 31, 2017, 2016, and 2015 there were no investments held to maturity.

During the year ended December 31, 2017, gross proceeds from the call and sale of investments was $44.2 million, with net realized losses of $567,000.

Management reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate, depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss). There were no losses related to OTTI at December 31, 2017 and 2016. For additional information regarding our investments, see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The table below sets forth information regarding the carrying value and weighted-average yield by contractual maturity of our investment portfolio at December 31, 2017. Mortgage-backed securities are included in the totals column as a result of the variable nature of their principal reductions.

	December 31, 2017
	Within One Year		After One Year Through Five Years		After Five Through Ten Years		Thereafter		Totals
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	53,612	2.44%
Municipal bonds	—	—	1,078	1.63	2,128	2.16	10,189	2.90	13,395	2.68
U.S. Government agencies	33	5.38	585	2.63	1,033	2.51	40,982	2.04	42,633	2.06
Corporate bonds	5,007	2.15	—	—	17,595	4.88	—	—	22,602	4.27
Total available-for-sale	$5,040	2.17%	$1,663	1.99%	$20,756	4.51%	$51,171	2.21%	$132,242	2.67%

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

Deposits. We offer a competitive range of deposit products within our market area, including noninterest bearing accounts, interest-bearing demand accounts, money market deposit accounts, statement savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, current maturity structures, deposit mix, our customer preferences, and the profitability of acquiring customer deposits compared to alternative funding sources. As part of our strategy to shift our deposit mix to lower cost funds, we continued to better align our pricing with competitors in our local market to meet our goals. To supplement local deposits, funds are also generated through national brokered certificates of deposit. At December 31, 2017, $75.5 million, or 9.0% of total deposits were brokered certificates of deposit, with remaining maturities ranging from 0.5 to three years. These funds cannot be withdrawn early except in the case of the death or adjudication of incompetence of the depositor. However, the Bank has a quarterly call option six months after issuance on $56.4 million of these brokered deposits that allows the Bank to close the certificate of deposit and return the deposit to the customer if the Bank determines it is in its best interest to do so. The longer term nature of these brokered deposits, along with the enhanced features of these deposits as compared to retail certificates of deposit, assists us in our interest rate risk management efforts.

During the third quarter of 2017, the Bank acquired four branches from Opus Bank (the “Branch Acquisition”) that included $74.7 million in customer deposits. Included in the acquired accounts were $32.7 million in money market accounts and $15.6 million in retail certificates of deposit. The deposits were purchased at a 3.125% premium and had an average cost of funds at the acquisition date of 0.58%.

The following table sets forth our total deposit activity for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Total deposits, beginning balance	$717,476	$675,407	$614,127
Increase in retail deposits	122,026	32,732	49,558
Increase in brokered funds	—	9,337	11,722
Net increase in deposits	122,026	42,069	61,280
Total deposits, ending balance	$839,502	$717,476	$675,407
At December 31, 2017, deposits totaled $839.5 million. We had $246.0 million of jumbo (greater than or equal to $100,000) certificates of deposit, which were 29.3% of total deposits at December 31, 2017. Of these jumbo deposits, $84.3 million were greater than or equal to $250,000. At that date, included in the jumbo certificates of deposit, were public funds totaling $21.5 million, or 2.6% of total deposits, of which $20.6 million was in excess of the $250,000 standard FDIC insurance coverage. Under Washington State law, in order to participate in the public funds program, we are required to pledge eligible securities of a minimum of 50% of the public deposits in excess of $250,000.

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2017.

Weighted-Average Interest Rate	Term	Category	Amount	Percentage of Total Deposits
(Dollars in thousands)
—%	N/A	Noninterest bearing demand deposits	$45,434	5.4%
0.22	N/A	Interest-bearing demand	38,224	4.5
0.13	N/A	Statement savings	28,456	3.4
0.93	N/A	Money market	318,636	38.0

		Certificates of deposit, retail
0.10	Three months or less		693	0.1
0.67	Over three through six months		2,292	0.3
0.97	Over six through twelve months		37,310	4.4
1.38	Over twelve months		293,076	34.8
		Retail certificates of deposit, fair value adjustment	(107)	—
1.33		Total certificates of deposit, retail	333,264	39.6

1.57	Over twelve months	Certificates of deposit, brokered	75,488	9.0

		Total deposits	$839,502	99.9%

Certificates of Deposit. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2017.

	Within One Year	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.00%	$66,028	$11,058	$2,314	$956	$5	$80,361
1.01 - 2.00%	99,904	147,470	38,700	26,913	3,496	316,483
2.01 - 3.00%	—	3,800	2,570	3,177	2,468	12,015
Retail certificates of deposit, fair value adjustment	(49)	(30)	(16)	(9)	(3)	(107)
Total	$165,883	$162,298	$43,568	$31,037	$5,966	$408,752

The following table sets forth the amount of our jumbo certificates of deposit by remaining maturity as of December 31, 2017.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$33,248
Over three months through six months	17,786
Over six months through twelve months	53,493
Over twelve months	141,438
Total	$245,965

Deposit Flow. The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	December 31,
	2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest bearing	$45,434	5.4%	$33,422	4.7%	$29,392	4.4%
Interest-bearing demand	38,224	4.5	18,532	2.5	16,261	2.4
Statement savings	28,456	3.4	28,383	4.0	28,327	4.2
Money market	318,636	38.0	204,998	28.6	211,436	31.3
Certificates of deposit, retail:
0.00 - 1.00%	79,323	9.4	124,710	17.4	154,011	22.8
1.01 - 2.00%	247,517	29.5	228,458	31.8	169,494	25.1
2.01 - 3.00%	6,531	0.8	3,349	0.5	206	—
5.01 - 6.00%	—	—	136	—	129	—
Retail certificates of deposit, fair value adjustment	(107)	—	—	—	—	—
Total certificates of deposit, retail	333,264	39.7	356,653	49.7	323,840	47.9
Certificates of deposit, brokered
0.00 - 1.00%	1,038	0.1	1,038	0.1	—	—
1.01 - 2.00%	68,965	8.2	74,014	10.3	65,715	9.7
2.01 - 3.00%	5,485	0.7	436	0.1	436	0.1
Total certificates of deposit, brokered	75,488	9.0	75,488	10.5	66,151	9.8
Total deposits	$839,502	100.0%	$717,476	100.0%	$675,407	100.0%

Borrowings. Customer deposits are the primary source of funds for our lending and investment activities. We use advances from the FHLB and to a lesser extent federal funds (“Fed Funds”) purchased to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements and to provide longer term funding to better match the duration of selected loan and investment maturities. In addition, at December 31, 2017 we had available a total of $35.0 million lines of credit between two other financial institutions as supplemental funding sources.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans, provided that certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral. At December 31, 2017, our remaining FHLB credit capacity was $190.5 million and outstanding advances from the FHLB totaled $216.0 million.

The following table sets forth information regarding FHLB advances at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	At or for the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end	$231,500	$251,500	$135,500
Average borrowings outstanding	192,227	163,893	133,527
Average rate paid during the year	1.30%	0.87%	0.94%
Balance outstanding at end of the year	$216,000	$171,500	$125,500
Weighted-average rate paid at end of the year	1.60%	0.87%	0.97%

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, First Financial Northwest Bank and First Financial Diversified Corporation. First Financial Diversified Corporation currently holds a loan portfolio of one‑to-four family residential, commercial real estate, and consumer loans. At December 31, 2017, First Financial Diversified’s net loans receivable of $2.0 million represented less than one percent of the Company’s loan portfolio.

First Financial Northwest Bank. First Financial Northwest Bank is a community-based commercial bank. The Bank primarily serves the greater Puget Sound region of King and to a lesser extent, Pierce, Snohomish and Kitsap Counties, Washington through our full-service banking office in Renton, Washington and eight additional branches in King and Snohomish Counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.

Competition

The Bank operates in the highly competitive Puget Sound region of Western Washington. We face competition in originating loans and attracting deposits within our geographic market area. The competitive environment is impacted by changes in the regulatory environment, technology and product delivery systems as well as consolidation in the industry creating larger, more diversified competitors. We compete by striving to consistently deliver high-quality personal service to our customers, seeking to achieve a high level of customer satisfaction.
The Bank attracts deposits primarily through its branch office system. The competition is primarily from commercial banks, savings institutions and credit unions in the same geographic area. Based on the most current FDIC market share data dated June 30, 2017, the top five banks in the Seattle-Tacoma-Bellevue metropolitan statistical area (comprised of Bank of America, Wells Fargo, JP Morgan Chase, US Bancorp and KeyBank) controlled over 70% of the deposit market. In addition to the FDIC insured competitors, credit unions, insurance companies and brokerage firms also compete for consumer deposit relationships. According to FDIC statistical market data, the Bank’s share of aggregate deposits in the market area was less than 1%.
Our competition for loans comes principally from commercial banks, mortgage brokers, thrift institutions, credit unions and finance companies. Several other financial institutions compete with us for banking business in our market area. These institutions have substantially more resources than the Bank and, as a result, are able to offer a broader range of services, such as trust departments and enhanced retail services. Among the advantages of some of these institutions are their ability to make larger loans, initiate extensive advertising campaigns, access lower cost funding sources, and allocate their investable assets in regions of highest yield and demand. The challenges posed by such large competitors may impact our ability to originate loans secure low cost deposits and establish product pricing levels that support our net interest margin goals that may limit our future growth and earnings potential.

Employees

At December 31, 2017, we had 145 full-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

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

The laws and regulations affecting depository institutions and their holding companies have changed significantly, particularly in connection with the enactment of the Dodd-Frank Act. Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. In addition, the regulations governing us may be amended from time to time by the respective regulators. Any such legislation or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

Regulation and Supervision of First Financial Northwest Bank

General. As a state-chartered commercial bank, First Financial Northwest Bank is subject to applicable provisions of Washington state law and regulations of the DFI in addition to federal law and regulations of the FDIC applicable to state banks that are not members of the Federal Reserve. State law and regulations govern First Financial Northwest Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices. Under state law, commercial banks in Washington also generally have all of the powers that federal commercial banks have under federal laws and regulations. First Financial Northwest Bank is subject to periodic examination by and reporting requirements of the DFI.

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

The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits. The FDIC has issued rules which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. Currently, the FDIC’s base assessment rates are 3 to 30 basis points and are subject to certain adjustments. For institutions with less than $10 billion in assets, rates are determined based on supervisory ratings and certain financial ratios. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

In addition, federally insured institutions are required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2017, the FICO assessment rate was 0.54 basis points (annualized) of the assessment base, computed on assets. These assessments will continue until the bonds mature in the years 2017 through 2019. For 2017, the Bank incurred approximately $491,000 in FDIC and FICO assessment expense.

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

Capital Requirements. Federally insured financial institutions, such as First Financial Northwest Bank, and their holding companies, are required to maintain a minimum level of regulatory capital.

Effective January 1, 2015 (with some changes phased in over several years), First Financial Northwest and First Financial Northwest Bank became subject to new capital regulations adopted by the Federal Reserve and the FDIC, which establish minimum required ratios for common equity Tier 1 capital (“CET1”), Tier 1 capital and total capital, and the leverage ratio; set out risk-weights for assets and certain off-balance sheet items for purposes of the risk-based capital ratios, require an additional capital conservation buffer over the minimum risk-based ratios’ and define what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd-Frank Act and the “Basel III” requirements.

Under the capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock, retained earnings, accumulated other comprehensive income (“AOCI”) unless an institution has elected to exclude AOCI from regulatory capital, and certain minority interests, all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

There are a number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital and eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Mortgage servicing assets and deferred tax assets over designated percentages of CET1 are deducted from capital. In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. However, because of our asset size, we were eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations. We elected this option in the first quarter of 2015.

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

In addition to the minimum CET1, Tier 1, and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The phase-in of the capital conservation buffer requirement began on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which increases each year until the buffer requirement is fully implemented on January 1, 2019.

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2017, First Financial Northwest Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

The table below sets forth First Financial Northwest Bank’s capital position at December 31, 2017 and 2016, based on FDIC thresholds to be well-capitalized.

	December 31,
	2017		2016
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under U.S. Generally Accepted Accounting Principles (“GAAP”)	$123,023		$118,346

Tier 1 leverage capital	$122,090	10.20%	$119,652	11.17%
Tier 1 leverage capital requirement	59,843	5.00	53,558	5.00
Excess	$62,247	5.20%	$66,094	6.17%

Common equity tier 1	$122,090	12.52%	$119,652	14.36%
Common equity tier 1 capital requirement	63,379	6.50	54,163	6.50
Excess	$58,711	6.02%	$65,489	7.86%

Tier 1 risk-based capital	$122,090	12.52%	$119,652	14.36%
Tier 1 risk-based capital requirement	$78,006	8.00%	$66,662	8.00%
Excess	$44,084	4.52%	$52,990	6.36%

Total risk-based capital	$134,292	13.77%	$130,078	15.61%
Total risk-based capital requirement	97,507	10.00	83,328	10.00
Excess	$36,785	3.77%	$46,750	5.61%

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

For a complete description of First Financial Northwest Bank’s required and actual capital levels on December 31, 2017, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

At December 31, 2017, First Financial Northwest Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

At December 31, 2017, the Bank held $9.9 million in FHLB stock that was in compliance with the holding requirements. The Bank purchased 708 shares of additional stock in March 2017 as a result of the increase in assets as of December 31, 2016. In addition, activity stock was purchased and sold throughout 2017 in response to increases or payoffs to our outstanding advances. At December 31, 2017, the Bank had a net increase in activity stock held of 17,800 shares for the year. The FHLB pays dividends quarterly, and First Financial Northwest Bank received $296,000 in dividends during the year ended December 31, 2017.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2017, First Financial Northwest Bank’s aggregate recorded loan balances for construction, land development and land loans were 108.6% of regulatory capital. In addition, at December 31, 2017, First Financial Northwest Bank’s loans on commercial real estate, as defined by the FDIC, were 514.0% of regulatory capital.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts and non-personal time deposits. These reserves may be in the form of cash or deposits with the regional Federal Reserve Bank. Interest-bearing demand accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2017, First Financial Northwest Bank’s deposits with the Federal Reserve exceeded its Regulation D reserve requirements.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a bank and certain affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the bank’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2017, First Financial Northwest Bank was in compliance with these restrictions.

Community Reinvestment Act. First Financial Northwest Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which require the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. First Financial Northwest Bank received a “satisfactory” rating during its most recent examination.

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

The amount of dividends actually paid during any one period is affected by First Financial Northwest Bank’s policy of maintaining a strong capital position. Federal law further restricts dividends payable by an institution that does not meet the capital conservation buffer requirement and provides that no insured depository institution may pay a cash dividend if it would cause the institution to be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments are deemed to constitute an unsafe and unsound practice.

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

Anti-Money Laundering and Customer Identification.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001.  The USA PATRIOT Act and the Bank Secrecy Act requires financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and, effective in 2018, the beneficial owners of accounts. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

Other Consumer Protection Laws and Regulations. The Dodd-Frank Act established the CFPB and empowered it to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. First Financial Northwest Bank is subject to consumer protection regulations issued by the CFPB, but as a financial institution with assets of less than $10 billion, First Financial Northwest Bank is generally subject to supervision and enforcement by the FDIC with respect to its compliance with federal consumer financial protection laws and CFPB regulations.

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

Regulation and Supervision of First Financial Northwest

General. First Financial Northwest, as sole shareholder of First Financial Northwest Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations of the FRB. Accordingly, First Financial Northwest is required to file quarterly reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine First Financial Northwest, and any of its subsidiaries, and charge First Financial Northwest for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. First Financial Northwest is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.

The Bank Holding Company Act.  Under the BHCA, First Financial Northwest is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary bank by having the ability to provide financial assistance to its subsidiary bank during periods of financial distress to the bank. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength provisions required by the Dodd-Frank Act. First Financial Northwest and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between First Financial Northwest Bank and affiliates are subject to numerous restrictions. With some exceptions, First Financial Northwest and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by First Financial Northwest or by its affiliates.

Acquisitions.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include:  operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

Regulatory Capital Requirements. Bank holding companies, like First Financial Northwest, are subject to capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. These capital requirements are the same as those applicable to First Financial Northwest Bank as described above. At December 31, 2017, First Financial Northwest exceeded all regulatory requirements for bank holding companies with $1.0 billion or more in assets.

The following table presents the regulatory capital ratios for First Financial Northwest as of December 31, 2017:

	Actual
	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)	$141,660	11.82%
Common equity tier I (to risk-weighted assets)	141,660	14.50
Tier I risk-based capital (to risk-weighted assets)	141,660	14.50
Total risk-based capital (to risk-weighted assets)	153,885	15.75

Under the regulations of the Federal Reserve, a bank holding company with consolidated assets of more than $1.0 billion, including First Financial Northwest, is “well capitalized” if it has a total risk-based capital ratio of 10.0% or more and a Tier 1 risk-based capital ratio of 8.0% or more, and is not be subject to an individualized order, directive or agreement under which the

Federal Reserve requires it to maintain a specific capital level. As of December 31, 2017, First Financial Northwest met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

Acquisition of Control. Under federal law, a notice or application must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire “control” of a bank holding company. An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a bank holding company or as otherwise defined by the Federal Reserve. In considering such a notice or application, the Federal Reserve takes into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control becomes subject to regulation as a bank holding company.

Restrictions on Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses its view that a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. As described above under “Capital Requirements,” the capital conversion buffer requirement can also restrict First Financial Northwest’s and the Bank’s ability to pay dividends. For additional information, see Item 1.A. “Risk Factors – Certain regulatory restrictions are imposed on us and lack of compliance could result in monetary penalties and/or additional regulatory actions.” in Item 1.A. Risk Factors contained in this report.

Stock Repurchases.  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2017, First Financial Northwest repurchased 326,800 shares of its common stock.

Federal Securities Laws. First Financial Northwest’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We are subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The Dodd-Frank Act. Among other requirements, the Dodd-Frank Act requires public companies, like First Financial Northwest, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Taxation

Federal Taxation

General. First Financial Northwest and First Financial Northwest Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Financial Northwest Bank. The tax years still open for review by the Internal Revenue Service are 2014 through 2017.

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate income tax rates and other provisions of the legislation. As a result of the Company’s revaluation, the net deferred tax asset (“DTA”) was reduced through an increase to the provision for income tax. The revaluation of our DTA balance resulted in a one-time increase for the year ended December 31, 2017 to federal income tax of $807,000.

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

Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company’s alternative minimum tax credit carryforward was fully utilized during the year and had a zero balance at December 31, 2017.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 2009. The Company had no net operating loss carryforwards at December 31, 2017.

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

The Bank has purchased and originated loans in California, and is subject to the California income tax on revenue earned from these loans. Corporations doing business in California are subject to an annual minimum franchise tax of $800 or an income tax of 10.84% of net income.

Executive Officers of First Financial Northwest, Inc.

The business experience for at least the past five years for the executive officers of First Financial Northwest and its primary subsidiary First Financial Northwest Bank is set forth below.

Joseph W. Kiley III, age 62, has served as President and Chief Executive Officer of First Financial Northwest and First Financial Diversified since September 2013, and served as President, Chief Executive Officer, Director of First Financial Northwest Bank since September 2012, and Director of First Financial Northwest and First Financial Diversified since December 2012. He previously served as President, Chief Executive Officer and Director of Frontier Bank, F.S.B., located in Palm Desert, California, and its holding company, Western Community Bancshares, Inc. from 2010 to 2012. From 2007 to 2010, Mr. Kiley was a Director at California General Bank. From 2009 to 2011, Mr. Kiley served as the President, Chief Executive Officer and Director of Imperial Capital Bank, located in San Diego, California and its holding company, Imperial Capital Bancorp, Inc. Mr. Kiley has over 25 years of executive experience at banks, thrifts and their holding companies that included serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from California State University, Chico and is a former California certified public accountant. Mr. Kiley is a member of the Renton Rotary Club and serves on the boards of directors of the Renton Chamber of Commerce and the Washington Bankers’ Association.

Richard P. Jacobson, age 54, has served as Chief Operating Officer of the Bank since July 2013, Chief Financial Officer of First Financial Northwest, First Financial Diversified, and the Bank since August 2013, and Chief Operating Officer of First Financial Northwest since September 2013. He was appointed as a director of First Financial Northwest and First Financial Northwest Bank effective September 2013. Mr. Jacobson served as a consultant to First Financial Northwest from April 2010 to April 2012, and from that time until July 2013, served as a mortgage loan originator in Palm Desert, California. Prior to that, he had been employed by Horizon Financial Corp, and Horizon Bank, Bellingham, Washington since 1987, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp and Horizon Bank from 2008 to 2010. Mr. Jacobson also served as Chief Financial Officer of Horizon Financial Corp and Horizon Bank from March 2000 until October 2008. Between 1985 and 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank, and spent two years as a Washington State licensed real estate appraiser from 1992 to 1994. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of Washington. In addition, Mr. Jacobson graduated with honors from the American Banker Association’s National School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary club and has served on the boards of his church, the United Way, Boys and Girls Club, and Junior Achievement.

Simon Soh, age 53, is Senior Vice President and Chief Credit Officer of First Financial Northwest Bank. Prior to his promotion in August 2017, Mr. Soh served as Senior Vice President and Chief Lending Officer, a position he held since October 2012. From August 2010 until October 2012, Mr. Soh served as Vice President and Loan Production Manager of First Financial Northwest Bank, a position he held since August 2010. Prior to that, he was First Vice President and Commercial Lending Manager at East West Bank. In 1998, Mr. Soh was a founding member of Pacifica Bank in Bellevue, Washington that merged with United Commercial Bank in 2005, later becoming East West Bank in 2009. Mr. Soh has over 29 years of experience in commercial banking.

Ronnie J. Clariza, age 37, was appointed Chief Risk Officer and Senior Vice President of First Financial Northwest Bank in November 2013. Mr. Clariza previously served as Vice President and Risk Management Officer since May 2008, and prior to that, as Assistant Vice President and Compliance Officer, as well as serving in various other compliance and internal audit roles since he began with the Bank in 2003. Mr. Clariza is a graduate of the University of Washington where he received his Bachelor of Arts degree in Business Administration, Finance, and is a certified regulatory Compliance Officer. Mr. Clariza is an active member of the Education and Enterprise Risk Management Committees for the Washington Bankers’ Association. He was also a past member of the Seattle Children’s Hospital Guild Association as a Volunteer Compliance Manager.

Dalen D. Harrison, age 58, was appointed Chief Deposit Officer of First Financial Northwest Bank in March 2014 and Senior Vice President in July 2014. Ms. Harrison served as Senior Vice President and Director of Retail Banking at Peoples Bank in Bellingham, Washington from 2010 until 2014. Prior to that, she served as Vice President of Rainier Pacific Bank, Tacoma, Washington, from 1994 until 2010. Ms. Harrison received a Bachelor of Arts degree in Business Administration from St Mary’s College in Moraga, California. Ms. Harrison has served on the boards of Rainier Pacific Foundation, First Place for Children, and Gig Harbor Rotary Foundation, and currently serves on the boards of the Renton Area Youth and Family Services and the Renton Downtown Partnership.

Christine A. Huestis, age 52, is Vice President and Controller of First Financial Northwest and First Financial Northwest Bank. Prior to joining First Financial Northwest in October 2013, she was employed by Realty in Motion, LLC, a holding company for several mortgage default service companies in Bellevue, Washington. From 1999 until joining First Financial Northwest, Ms. Huestis held key accounting positions at affiliated companies within Realty in Motion, with her most recent position being that of Controller. Ms. Huestis received a Bachelor of Science degree in Accounting from Central Washington University. She is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

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

Our loans are primarily to businesses and individuals in the state of Washington with 88.4% to borrowers or properties in Washington and 11.6% in other states. A decline in the national economy or the economies of the four counties which we consider to be our primary market area could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade. Continued changes in agreements or relationships between the United States and other countries may also affect these businesses.

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

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes and tornadoes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and, in particular, the Federal Reserve Board. In an attempt to help the economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate. The Federal Reserve Board increased the targeted Fed Funds rate during 2017 to 1.50% at December 31, 2017 and has indicated further increases are likely during 2018, subject to economic conditions. As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery.

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

A sustained increase in market interest rates could adversely affect our earnings. As a result of the low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected

In addition, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. At December 31, 2017, 49.9% of our net loans were comprised of adjustable-rate loans. At that date, $185.4 million, or 37.1%, of these loans with an average interest rate of 4.1% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their respective floor, which is above the fully-indexed rate, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates and could have a material adverse effect on our results of operations.

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

We make construction/land loans to contractors and builders primarily to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2017, construction/land loans totaled $237.6 million, or 21.7% of our total loan portfolio, an increase of $28.6 million or 13.7% since December 31, 2016. At December 31, 2017, $108.4 million were multifamily construction loans, $87.4 million were one-to-four family construction loans, and $5.3 million were commercial construction loans. Land loans, which are loans made with land as security, totaled $36.4 million, or 3.3% of our total loan portfolio at December 31, 2017. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and lines of credit secured by land, and land development loans.

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

At December 31, 2017, $94.8 million of our construction/land loans were for speculative construction loans and $27.1 million of our permanent multifamily loans did not have a take-out commitment for a permanent loan with us or another lender. At December 31, 2017, all of our construction/land loans were classified as performing.

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.

While commercial and multifamily real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2017, we had $361.8 million of commercial real estate loans, representing 33.0% of our total loan portfolio and $184.9 million of multifamily loans, representing 16.9% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service that may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment that may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the FDIC criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 514.0% of total risk-based capital at December 31, 2017. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate lending consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Our non-owner occupied real estate loans may expose us to increased credit risk.

At December 31, 2017, $130.4 million, or 46.8% of our one-to-four family residential loan portfolio and 11.9% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. At December 31, 2017, all of our non-owner occupied one-to-four family residential loans were performing in accordance with their repayment terms. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At December 31, 2017, we had 78 non-owner occupied residential loan relationships with an outstanding balance over $500,000 and an aggregate balance of $102.1 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2017, $278.7 million, or 25.5% of our total loan portfolio, was secured by first liens on one‑to‑four family residential loans. In addition, at December 31, 2017, our home equity lines of credit totaled $8.0 million. A significant portion of our one‑to‑four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately salable to Fannie Mae or Freddie Mac because such loans exceed the maximum balance allowable for sale (generally $453,000 to $667,000 for single‑family homes in our market area). Jumbo one‑to‑four family residential loans may expose us to increased risk because of their larger balances, and because they cannot be immediately sold to government sponsored enterprises.

In addition, one-to-four family residential loans are generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans. Recessionary conditions or declines in the volume of real estate sales and/or the sales prices coupled with elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations.

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

In order to achieve our desired loan portfolio growth, we have and may continue to opportunistically originate or purchase loans outside of our market area either individually, through participations, or in bulk or “pools”. We perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities, however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. Further, when determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, how borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we anticipate, we will earn less interest income on the acquired loans than expected. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations. At December 31, 2017, our loan portfolio included $85.6 million, or 8.5% of total loans, net of LIP, in counties within Washington State that are outside of our primary market area. In addition, our portfolio included $116.3 million, or 11.6% of total loans, in loans outside of Washington State.

We engage in aircraft financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. Consequently, if any of these transactions becomes non-performing, we could suffer a loss or some or all of our value in the assets.

Because our primary focus for aircraft loans is on the asset value of the collateral, the collectability of an aircraft loan ultimately may be dependent on the value of the aircraft. Aircraft values have from time to time experienced sharp decreases due to a number of factors including, but not limited to, the availability of used aircraft, decreases in passenger and air cargo demand, increases in fuel costs, government regulation and the comparative value of newly manufactured similar aircraft. Aircraft as collateral also presents unique risks because it is high-value and susceptible to rapid movement across different locations and potential catastrophic loss. Although the loan documentation for these transactions will include insurance covenants and other provisions to protect us against risk of loss, there can be no assurance that the insurance proceeds would be sufficient to ensure our full recovery of the aircraft loan. Moreover, a relatively small number of non-performing aircraft loans could have a significant negative impact on the value of our loan portfolio. If we are required to liquidate a significant amount of aircraft collateral during a period of reduced values, our financial condition and profitability could be adversely affected. At December 31, 2017, or loan portfolio included $12.5 million in aircraft loans.

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

As of December 31, 2017, we had invested in interest rate swaps with an aggregate notional amount of $50.0 million.  At December 31, 2017, market value of our interest rate swaps was $1.5 million. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management”.

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

In addition, the Financial Accounting Standards Board has adopted new accounting standard 2016-13 that will be effective for our first fiscal year after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. For more on this new accounting standard, see Note 1 of the Notes to Consolidated Financial Statements - Recently Issued Accounting Pronouncements contained in Item 8 of this report.

If our investments in other real estate owned are not properly valued and managed our earnings could be reduced.

Our inventory of OREO property reduced from $2.3 million at December 31, 2016 to $483,000 at December 31, 2017. We use current property valuations in the form of appraisals when a loan has been foreclosed and the property taken in as OREO. Subsequently, an evaluation is performed by our experienced lending staff during the asset’s holding period. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value. If our valuation process is incorrect, the fair value of our investments in OREO may not be sufficient to recover our net book value in such assets, resulting in the need for additional write-downs. During 2017, we had $50,000 in valuation write-downs to our inventory of OREO properties. We may also incur significant property management and legal expenses related to our OREO. Additional material write-downs or expenses relating to our OREO could have a material adverse effect on our financial condition and results of operations.

Bank regulators periodically review our OREO and may require us to recognize additional write-downs. Any increase in our write-downs, as required by such regulators, may have a material adverse effect on our financial condition, results of operations, and capital.

We may incur losses on our securities portfolio as a result of changes in interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business, therefore, the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels. We rely on a number of different sources in order to meet our potential liquidity demands. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, or other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and the continued uncertainty in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB Des Moines, the Federal Reserve Bank of San Francisco or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment that, on the one hand, tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand, reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs. At December 31, 2017 we had $21.5 million in public funds.

If limitations arise in our ability to utilize the national brokered deposit market or to replace short-term deposits, our ability to replace maturing deposits on acceptable terms could be adversely impacted.

First Financial Northwest Bank utilizes the national brokered deposit market for a portion of our funding needs. At December 31, 2017, the balance of brokered certificates of deposit was $75.5 million, with remaining maturities of 0.5 to 3 years. Under FDIC regulations, in the event we are deemed to be less than well-capitalized, we would be subject to restrictions on our use of brokered deposits and the interest rate we can offer on our deposits. If this happens, our use of brokered deposits and the rates we would be allowed to pay on deposits may significantly limit our ability to use deposits as a funding source. If we are unable to participate in this market for any reason in the future, our ability to replace these deposits at maturity could be adversely impacted.

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

With nine branch locations in operation during 2017, our ability to compete with larger institutions for noninterest bearing deposits is limited as these institutions have a larger branch network providing greater convenience to customers. As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2017, $333.3 million, or 39.7%, of our total deposits were retail certificates of deposit and, of that amount, $246.0 million were “jumbo” certificates greater than or equal to $100,000, with $84.3 million of these certificates greater than or equal to $250,000. In addition, deposit inflows are significantly influenced by general interest rates. Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts. In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits that could increase our cost of funds and negatively impact our interest rate spread and financial condition.

Our branching strategy may cause our expenses to increase faster than revenues.
During 2017, we opened a new branch office in Bellevue, Washington and acquired four additional branch locations in Woodinville, Clearview, Smokey Point, and Lake Stevens, all in Washington. Our current business strategy includes continued similar branch expansion in areas to enhance our market presence. These offices are much smaller than traditional bank branch offices, utilizing the improved technology available with our new core data processor. This allows us to maintain management’s focus on efficiency, while working to expand the Bank’s presence into new markets. The success of our expansion strategy into new markets, however, is contingent upon numerous factors, such as our ability to select suitable locations, assess each market’s competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own the additional branch properties. Further, the projected time line and the estimated dollar amounts involved in opening de novo branches could differ significantly from actual results. The success of acquired branches is dependent on retention of existing customers’ deposits as well as expanding our market presence in these locations. We may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Finally, there is a risk that our new branches will not be successful even after they have been established or acquired.

Our Wealth Management segment is subject to a number of risks, including reputational risk.

Our Wealth Management segment derives the majority of its revenue from noninterest income. Success in this business segment is highly dependent on reputation. Our ability to attract wealth management clients is highly dependent upon external perceptions of this division’s level of service, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the division’s and our reputation among existing customers and corporate clients, which could make it difficult for the wealth management line of business to attract new clients and maintain existing ones. Adverse developments with respect to the financial services industry or our operation may also negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to the lines of business and our reputation and brand, negative perceptions or publicity could materially and adversely impact both revenue and net income.

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

As a state-chartered, federally insured commercial bank, First Financial Northwest Bank is currently subject to extensive examination, supervision and comprehensive regulation by the FDIC and the DFI and as a bank holding company First Financial Northwest is subject to examination, supervision and regulation by the Federal Reserve. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on an institution’s operations, reclassify assets, determine the adequacy of an institution’s ALLL and determine the level of deposit insurance premiums assessed.

Additionally, the Dodd-Frank Act has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer protection laws and rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Financial institutions such as First Financial Northwest Bank with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators but are subject to the rules of the CFPB.

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

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs, which could adversely affect key operating efficiency ratios. See - “How We are Regulated” contained in, Item I‑Business of this report.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT Act and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies and procedures are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the denial of regulatory approvals to proceed with certain aspects of our business plan, including acquisitions.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may be adversely affected by changes in U.S. tax laws and regulations.

The Tax Act was signed into law in December 2017 reforming the U.S. tax code. The legislation includes lowering the 35% corporate income tax rate to 21%, modifying the U.S. taxation of income earned outside the U.S. and limiting or eliminating various deductions, tax credits and/or other tax preferences. While we expect to benefit on a prospective net income basis from the decrease in corporate income tax rates, the legislation has resulted in an $807,000 decrease in the value of our deferred tax asset, which resulted in a material reduction to net income during the year ended December 31, 2017. In addition, the legislation could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments, could also negatively impact the housing market, which could adversely affect our business and loan growth.

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The banking industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business- How We are Regulated”. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. The current administration has indicated that it would like to see changes made to certain financial reform regulations, including the Dodd-Frank Act, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes.

Our operations rely on numerous external vendors.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us.

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

If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.

Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program to identify measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition and results of operations could be materially adversely affected.

We are subject to certain risks in connection with our data management or aggregation.

We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and management. Our ability to manage data and aggregate data may be limited by the effectiveness of our policies, programs, processes and practices that govern how data is acquired, validated, stored, protected and processed. While we continuously update our policies, programs, processes and practices, many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs.

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

Item 2. Properties

The corporate office for First Financial Northwest and First Financial Northwest Bank is located at 201 Wells Avenue South, Renton, Washington and is owned by us. The Bank’s full service retail operation is also at this location. As part of the Branch Acquisition in August 2017, the Bank purchased a branch facility in Clearview, Washington. At December 31, 2017, the Bank had seven leased locations in Washington currently in operation: Mill Creek, Edmonds, “The Landing” in Renton, Bellevue, Woodinville, Smokey Point, and Lake Stevens. In addition, the Bank entered into a lease for a future branch location in Bothell, Washington, that is scheduled to open in the first quarter of 2018. In addition, the branch operations at Woodinville and Lake Stevens are moving to new leased locations during the first quarter of 2018. The lending division operations of First Financial Northwest Bank are at our owned location at 207 Wells Avenue South, Renton, Washington. This location is also the site for the operations of First Financial Northwest’s wholly-owned subsidiary, First Financial Diversified. The lease terms for our properties are for an initial term of three to five years with the option to extend for additional three to five year periods. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2017, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market (“NASDAQ”), under the symbol “FFNW.” As of December 31, 2017, there were 10.7 million shares of common stock issued and outstanding and we had 554 shareholders of record, excluding persons or entities that hold stock in nominee or “street name” accounts with brokers.

Dividends

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest. Under federal regulations, the dollar amount of dividends First Financial Northwest Bank may pay to First Financial Northwest depends upon its capital position and recent net income. Generally, if First Financial Northwest Bank satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed by state law and FDIC regulations. See “Item 1. Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest – Dividends” and Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

There were $2.8 million in dividends declared and paid during the years ended December 31, 2017 and 2016. The price range per share of our common stock presented below represents the highest and lowest sales prices for our common stock on the NASDAQ during each quarter of the two most recent fiscal years.

	High	Low	Cash Dividends Declared and Paid
2017
First Quarter	$21.29	$17.38	$0.06
Second Quarter	17.68	14.83	0.07
Third Quarter	17.78	15.67	0.07
Fourth Quarter	17.91	14.90	0.07

2016
First Quarter	$13.88	$12.51	$0.06
Second Quarter	13.89	12.55	0.06
Third Quarter	14.20	12.88	0.06
Fourth Quarter	20.54	14.06	0.06

Stock Repurchases

The Company’s Board of Directors authorized the repurchase of shares of our common stock under two stock repurchase plans in 2017. Stock repurchases through the stock repurchase plans are made in accordance with a plan established under the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 as administered through an independent broker. During 2017, the Company did not repurchase any additional shares under the stock repurchase plan that began on September 16, 2016 and expired on March 17, 2017. On May 22, 2017, the Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s stock between May 30, 2017 and November 30, 2017. At the completion of the repurchase period, the Company had repurchased under this stock repurchase plan 326,800 shares at an average price of $15.99 per share.

The following table represents the share repurchased during the fourth quarter ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares that May be Repurchased Under the Plan
October 1 - October 31, 2017 (1)	—	$—	—	786,800
November 1 - November 30, 2017 (1)	13,600	15.99	13,600	—
December 1 - December 31, 2017	—	—	—	—
Total	13,600	15.99	13,600	—
_______________
(1) Shares repurchased under the stock repurchase plan effective May 30, 2017 through November 30, 2017.

Equity Compensation Plan Information

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total shareholder return on First Financial Northwest’s Common Stock with the cumulative total return on the Russell 2000 Index, the SNL Micro CAP U.S. Bank Index, and the SNL Thrift Index, a peer group index. Last year, the stock performance graph contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 also included the NASDAQ Bank Index and for the first time, the SNL Micro CAP U.S. Bank Index, the intended replacement for the NASDAQ Bank Index. The Company believes that a better industry comparison is provided by our replacement of the NASDAQ Bank Index with the SNL Micro CAP U.S. Bank, which we believe provides a better peer group comparison of our Company.

The graph assumes that total return includes the reinvestment of all dividends and that the value of the investment in First Financial Northwest’s common stock and each index was $100 on December 31, 2012, and is the base amount used in the graph. The closing price of First Financial Northwest’s common stock on December 29, 2017 was $15.51.

	Period Ended
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
First Financial Northwest, Inc.	100.00	138.95	164.31	194.25	279.39	223.03
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
SNL Thrift Index	100.00	128.33	138.02	155.20	190.11	188.72
SNL Micro Cap U.S. Bank	100.00	129.02	146.32	162.71	200.04	244.72

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

	At or For the Year Ended December 31,
	2017	2016	2015	2014	2013
FINANCIAL CONDITION DATA:	(In thousands, except share data)

Total assets	$1,210,229	$1,037,584	$979,913	$936,997	$920,979
Investments available-for-sale	132,242	129,260	129,565	120,374	144,364
Loans receivable, net (1)	988,662	815,043	685,072	663,938	663,153
Deposits	839,502	717,476	675,407	614,127	612,065
Advances from the FHLB	216,000	171,500	125,500	135,500	119,000
Stockholders’ equity	142,634	138,125	170,673	181,412	184,355

OPERATING DATA:

Interest income	$47,644	$41,709	$37,197	$38,689	$38,539
Interest expense	10,022	7,507	6,751	6,241	7,526
Net interest income	37,622	34,202	30,446	32,448	31,013
Provision (recapture of provision) for loan losses	(400)	1,300	(2,200)	(2,100)	(100)
Net interest income after provision (recapture of provision) for loan losses	38,022	32,902	32,646	34,548	31,113
Noninterest income	2,208	2,651	1,279	498	891
Noninterest expense	26,809	22,949	19,878	18,503	21,082
Income before provision (benefit) for federal income taxes	13,421	12,604	14,047	16,543	10,922
Provision (benefit) for federal income taxes	4,942	3,712	4,887	5,856	(13,543)
Net income	$8,479	$8,892	$9,160	$10,687	$24,465
Basic earnings per share	$0.82	$0.75	$0.67	$0.72	$1.47
Diluted earnings per share	$0.81	$0.74	$0.67	$0.71	$1.46
___________________
(1) Net of ALLL, LIP and deferred loan fees and costs.

	At or For the Year Ended December 31,
KEY FINANCIAL RATIOS:	2017	2016	2015	2014	2013
Performance Ratios:
Return on average assets	0.76%	0.88%	0.96%	1.17%	2.73%
Return on average equity	5.94	5.55	5.15	5.85	13.12
Dividend payout ratio	32.93	32.02	35.57	27.73	8.11
Equity-to-assets ratio	11.79	13.31	17.42	19.36	20.02
Interest rate spread	3.47	3.47	3.23	3.62	3.49
Net interest margin	3.60	3.60	3.38	3.77	3.68
Average interest-earning assets to average interest-bearing liabilities	114.07	117.11	120.45	121.15	121.77
Efficiency ratio	67.31	62.27	62.66	56.37	66.08
Noninterest expense as a percent of average total assets	2.42	2.27	2.07	2.03	2.36
Book value per common share	$13.27	$12.63	$12.40	$11.96	$11.25
Capital Ratios: (1)
Tier 1 leverage	10.20%	11.17%	11.61%	11.79%	18.60%
Common equity tier 1	12.52	14.36	16.36	n/a	n/a
Tier 1 capital ratio	12.52	14.36	16.36	18.30	27.18
Total capital ratio	13.77	15.61	17.62	19.56	28.44
Asset Quality Ratios: (2)
Nonperforming loans as a percent of total loans	0.02	0.10	0.16	0.20	0.59
Nonperforming assets as a percent of total assets	0.05	0.31	0.48	1.13	1.68
ALLL as a percent of total loans, net of LIP	1.28	1.32	1.36	1.55	1.91
ALLL as a percent of nonperforming loans, net of LIP	7,196.65	1,276.34	872.17	783.50	325.26
Net (recoveries) charge-offs to average loans receivable, net	(0.27)	(0.02)	(0.18)	0.06	(0.08)
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

Overview

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish and Kitsap counties, Washington through its full-service banking office and headquarters in Renton, Washington, as well as three retail branches in King County, Washington and five retail branches in Snohomish County, Washington. On August 25, 2017, the Bank completed the purchase of four retail branches in Woodinville in King County, and Lake Stevens, Clearview, and Smokey Point in Snohomish County and acquired $74.7 million in deposits. The Branch Acquisition expanded our retail footprint and provided an opportunity to extend our unique brand of community banking into those communities. In addition, the Bank has received regulatory approval to open a new branch office at The Junction, a new, mixed use development in Bothell, Washington which is expected to open in the first quarter of 2018.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans.

Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. With the current low interest rate environment, we are not aggressively pursuing longer term assets, but rather are focused on financing shorter term loans, in particular construction/land loans. During 2017, originations of new loans and refinances outpaced repayments, resulting in net loans receivable of $988.7 million at December 31, 2017, as compared to $815.0 million at December 31, 2016. Recently, improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain areas in the Puget Sound region have resulted in our significantly increasing originations of construction loans for properties located in our market area. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. Originations of construction/land loans decreased to $138.6 million in 2017 from $165.4 million in 2016. These short term loans typically mature in six to eighteen months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term. At December 31, 2017, construction/land loans net of LIP was $145.6 million, a 6.4% increase from $136.9 million at December 31, 2016.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. First Financial Northwest Bank is liability-sensitive, meaning our interest-bearing liabilities reprice at a faster rate than our interest-earning assets. Despite increasing interest rates over the last year, changes in the composition of our interest‑earning assets and interest-bearing liabilities enabled us to maintain our net interest rate spread and net interest margin at 3.47% and 3.60%, respectively, for both the years ended December 31, 2017 and 2016.

An offset to net interest income is the provision for loan losses, or the recapture of the provision for loan losses, that is required to establish the ALLL at a level that adequately provides for probable losses inherent in our loan portfolio. As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our ALLL may increase, resulting in a decrease to net interest income. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any increase to ALLL due to loan growth or an increase in probable loan losses. During 2017, we had a recapture from the ALLL of $400,000 as compared to a provision for loan losses of $1.3 million for the year ended December 31, 2016. The recapture of provision for loan losses in 2017 was primarily a result of $2.3 million in net recoveries received on previously charged-off loans partially offset by the provision necessary to support the $173.6 million growth in net loans receivable. Our total adversely classified loans decreased to $1.3 million at December 31, 2017 from $1.9 million at December 31, 2016. We will continue to monitor our loan portfolio and make adjustments to our ALLL as we deem necessary.

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of bank owned life insurance (“BOLI”), and revenue earned on our wealth management brokerage services. This income is increased or partially offset by any net gain or loss on sales of investment securities. Our noninterest income decreased $443,000 during the year ended December 31, 2017 as compared to 2016. The decrease was primarily attributable to a $567,000 loss on sale of investments and a $221,000 decrease in the noninterest income from our BOLI policies, partially offset by a $290,000 increase in deposit and loan related fees, and a $106,000 increase in wealth management revenue.

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. OREO-related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes, and insurance related to the properties included in the OREO inventory. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of real estate taxes, depreciation expenses, maintenance, and costs of utilities. Also included in noninterest expense are changes to the Company’s unfunded commitment reserve which are reflected in general and administrative expenses. This unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities, and reflects changes in the amounts that the Company has committed to fund but has not yet disbursed. Our noninterest expenses increased $3.9 million during the year ended December 31, 2017 as compared to 2016. The increase was primarily attributable to a $2.4 million increase in salary and employee benefits expenses, a $546,000 increase in data processing expenses, a $522,000 increase in occupancy and equipment expenses, and a $730,000 increase in other general and administrative expenses in 2017 as compared to 2016.

Net income for the year ended December 31, 2017, was $8.5 million, or $0.81 per diluted share, compared to $8.9 million, or $0.74 per diluted share, for the year ended December 31, 2016. Following the passing of the Tax Act, we elected to restructure a portion of our investment portfolio. Specifically, we sold approximately $37.0 million in securities at a loss of $670,000, which was the primary reason for the $443,000 decline in noninterest income. The investments sold were all fixed rate securities, with the proceeds reinvested primarily into adjustable rate securities. Also relating to passage of the Tax Act, we recorded a charge of $807,000 through the federal income tax provision relating to changes to our net deferred tax asset valuation as a result of the new lower enacted corporate income tax rates, which, along with higher pre-tax net income, resulted in a $1.2 million increase in the federal income tax provision. These charges, combined with a $3.9 million increase in noninterest expense reflecting the growth in our operations over the last year, which was partially offset by a $3.4 million increase in net interest income, due primarily to the increase in net loans receivable and a $400,000 recapture of provision for loan losses, were the primary factors for the decrease in net income for the year ended December 31, 2017.

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

•
Offering competitive deposit rates and developing customer relationships to diversify our deposit mix, growing lower cost deposits, attracting new customers, and expanding our footprint in the geographical area we serve;

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

Fair Value. FASB ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction. See Note 7 of the Notes to Consolidated Financial Statements contained in Item 8 for additional information about the level of pricing transparency associated with financial instruments carried at fair value.
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

Intangible Assets. The Company incurred goodwill and a core deposit intangible asset through the Branch Acquisition during 2017. These assets were booked at fair value at the time of the acquisition. Goodwill will be evaluated in the future for impairment annually during the fourth quarter, with any impairment recognized as noninterest expense. The core deposit intangible is amortized into noninterest expense.

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Assets. The following table details the changes in the composition of our assets at December 31, 2017 from December 31, 2016.

	Balance at December 31, 2017	Change from December 31, 2016	Percentage Change
	(Dollars in thousands)
Cash on hand and in banks	$9,189	$3,410	59.0%
Interest-earning deposits	6,942	(18,631)	(72.9)
Investments available-for-sale, at fair value	132,242	2,982	2.3
Loans receivable, net	988,662	173,619	21.3
Premises and equipment, net	20,614	2,153	11.7
FHLB stock, at cost	9,882	1,851	23.0
Accrued interest receivable	4,084	937	29.8
Deferred tax assets, net	1,211	(1,931)	(61.5)
OREO	483	(1,848)	(79.3)
BOLI	29,027	4,874	20.2
Prepaid expenses and other assets	5,738	3,074	115.4
Goodwill	889	889	n/a
Core deposit intangible	1,266	1,266	n/a
Total assets	$1,210,229	$172,645	16.6%

The $172.6 million increase in total assets during 2017 was primarily a result of utilizing growth in deposits, additional advances from the FHLB, and excess cash held at the Federal Reserve Bank of San Francisco to grow our loan portfolio by $173.6 million.

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, decreased by $18.6 million from December 31, 2016 to December 31, 2017 primarily to fund new loan originations during 2017.

Investments available-for-sale. Our investments available-for-sale increased by $3.0 million, or 2.3%, during 2017 as we continued to restructure our available‑for‑sale investment portfolio to transition our investment portfolio to securities with higher yields in order to enhance our interest income. Following the passing of the Tax Act, we elected to restructure a portion of our investment portfolio through the sale of certain fixed rate securities that were carried in an unrealized loss position and the purchase of primarily adjustable rate securities. During the year, we purchased $58.8 million of securities with an expected yield of 2.24%, partially funded by sales of $40.0 million with an average yield of 1.78%. The restructure discussed above resulted in an increase in the average yield of our available-for-sale investments to 2.61% in 2017 from 2.31% in 2016. Securities purchased included $15.1 million in fixed rate and $43.7 million in variable rate securities, comprised of $36.0 million in U.S. government agency bonds, $18.2 million in mortgage-backed securities, $3.0 million in corporate bonds and $1.6 million in municipal bonds.

The sales of investments available-for-sale generated a net loss of $567,000 for the year ended December 31, 2017. We also received calls or partial calls and proceeds at maturity during 2017 of $731,000 of U.S. Government agency and municipal securities. In addition to the purchase and call activity, we received principal repayments of $10.7 million on our investments available-for-sale during 2017.

The effective duration of our portfolio decreased to 2.90% at December 31, 2017 as compared to 4.00% at December 31, 2016. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased by $173.6 million during 2017 to $988.7 million as a result of growth in all loan categories. The most significant increases occurred in multifamily loans, with a $61.7 million, or 50.0% increase and commercial real estate loans, with a $58.1 million or 19.1% increase. Commercial real estate and one-to-four family residential loans continue to be the largest concentrations in our loan portfolio at 33.0% and 25.5%, respectively, of total loans. The growth in construction/land loans was less than other loan types, with a decrease in concentration to 21.7% of our total loan portfolio in 2017 from 23.2% in 2016. During 2017, we supplemented our loan originations by purchasing $76.2 million in performing one-to-four family, multifamily, commercial, and aircraft loans from other financial institutions. The loans were purchased at an average premium of 2.3% and are intended to be held to maturity. The majority of these purchased loans are secured by properties located in states across the country, reflecting our efforts to geographically diversify our loan portfolio with loans meeting our investment and credit quality objectives.

The quality of our loan portfolio continued to improve during 2017 as our nonperforming loans decreased to $179,000 at December 31, 2017 from $858,000 at December 31, 2016. Nonperforming loans as a percent of our total loans remained low at 0.02% and 0.10% at December 31, 2017 and 2016, respectively. Adversely classified loans, defined as substandard or below, decreased to $1.3 million at December 31, 2017, from $1.9 million at December 31, 2016. The following table presents a breakdown of our nonperforming assets:

	December 31,		Amount of Change	Percent of Change
	2017	2016
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$128	$798	$(670)	(84.0)%
Consumer	51	60	(9)	(15.0)
Total nonperforming loans	179	858	(679)	(79.1)
OREO	483	2,331	(1,848)	(79.3)
Total nonperforming assets	$662	$3,189	$(2,527)	(79.2)%

We continued to focus on reducing our nonperforming assets through loan work outs or pursuing foreclosure. Foregone interest during the year ended December 31, 2017 relating to nonperforming loans totaled $26,000. There was no LIP related to nonperforming loans at December 31, 2017 or 2016. OREO decreased to $483,000 at December 31, 2017 as we continued to sell our inventory of foreclosed real estate. During 2017, we sold three properties for $1.9 million as compared to sales of two properties for $988,000 during 2016. We did not foreclose on any properties during either 2017 or 2016. The continued decline in our nonperforming assets reflects improvements in the quality of our loan portfolio and our commitment to identify any problem loans and take prompt actions to turn nonperforming assets into performing assets.

Allowance for loan and lease losses. We believe that we use the best information available to establish the ALLL, and that the ALLL as of December 31, 2017 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process that which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The ALLL was $12.9 million or 1.28% of total loans outstanding at December 31, 2017 as compared to $11.0 million or 1.32% of total loans outstanding at December 31, 2016. The ALLL represented 7,196.7% of nonperforming loans at December 31, 2017 compared to 1276.3% at December 31, 2016. The following table details activity and information related to the ALLL for the years ended December 31, 2017 and 2016. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Years Ended December 31,
	2017	2016
	(Dollars in thousands)
ALLL balance at beginning of year	$10,951	$9,463
(Recapture of provision) provision for loan losses	(400)	1,300
Charge-offs	—	(83)
Recoveries	2,331	271
ALLL balance at end of year	$12,882	$10,951
ALLL as a percent of total loans, net of LIP	1.28%	1.32%
ALLL as a percent of nonperforming loans	7,196.65	1,276.34
Total nonperforming loans	$179	$858
Nonperforming loans as a percent of total loans	0.02%	0.10%
Total loans receivable, net LIP	$1,002,694	$828,161
Total loans originated	331,166	359,666

Intangible assets. As a result of our Branch Acquisition, the Bank recognized goodwill of $889,000 and a core deposit intangible (“CDI”) of $1.3 million. Goodwill was calculated as the excess purchase price of the branches over the fair value of the assets acquired and liabilities assumed at August 25, 2017.

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

Deposits. During the year ended December 31, 2017, deposits increased $122.0 million from December 31, 2016. Details of deposit balances and their concentrations are as follows:

	December 31,
	2017		2016
	(dollars in thousands)
Noninterest-bearing demand deposits	$45,434	5.4%	$33,422	4.7%
Interest-bearing demand	38,224	4.6	18,532	2.5
Statement savings	28,456	3.4	28,383	4.0
Money market	318,636	38.0	204,998	28.6
Certificates of deposit, retail (1)	333,264	39.6	356,653	49.7
Certificates of deposit, brokered	75,488	9.0	75,488	10.5
Total deposits	$839,502	100.0%	$717,476	100.0%
____________________
(1) Retail certificates of deposit are shown net of $107,000 fair value adjustment at December 31, 2017 from acquired deposits. There is no fair value adjustment at December 31, 2016.

The growth in retail deposits during 2017 was primarily the result of our expansion from four branch locations to nine, with the addition of one de novo branch and acquisition of four other branches. The Branch Acquisition was executed to further shift our deposit mix by increasing core deposits and strengthen our liquidity position while providing access to contiguous markets. At the acquisition date, deposits were $74.7 million, consisting primarily of $32.7 million in money market accounts and $15.6 million in retail certificates of deposit. At December 31, 2017, we had retained 98% of the acquired deposits.

During 2017, we continued the work on shifting the mix of our deposit portfolio to be less reliant on certificates of deposit, as the Bank continued to focus its efforts on growing accounts with a lower cost of funds. Our efforts resulted in money market accounts increasing $113.6 million and checking accounts increasing $31.7 million while retail certificates of deposit decreased $23.4 million during 2017. In addition, continued growth in our wealth management services provided our customers with other long-term investment choices, resulting in a decrease in deposits (primarily maturing certificates of deposit) which converted to investment accounts.

Our portfolio of brokered certificates of deposit remained at $75.5 million at December 31, 2017, unchanged from December 31, 2016. We may add to our portfolio of these brokered deposits as a source of additional funding in future periods. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of six months to 36 months, along with the enhanced call features of a majority of these deposits, assist us in our efforts to manage interest rate risk.

At December 31, 2017 and December 31, 2016, we held $21.5 million and $23.7 million in public funds, respectively, nearly all of which were retail certificates of deposit. These funds were secured at December 31, 2017 with the Washington State Public Deposit Protection Commission by $14.2 million in pledged investment securities.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet. Throughout the year, we utilized FHLB federal funds to balance our funding needs with our total funding sources. Total FHLB advances at December 31, 2017 were $216.0 million as compared to $171.5 million at December 31, 2016. During 2017, as part of our ongoing liquidity management efforts, we replaced a $20.0 million matured advance, and refinanced our existing $80.0 million member option variable-rate advance and $20.0 million of FHLB Fed Funds into a new $120.0 million three-year member option variable-rate advance that reprices quarterly and allows for prepayment without penalties on the repricing date. At December 31, 2017, we had $24.5 million in FHLB Fed Funds. Our average borrowings during 2017 were $192.2 million. At December 31, 2017, $86.0 million of our FHLB advances, including Fed Funds, were due to mature in 2018, with the remaining $130.0 million due to mature in one to three years.

Cash Flow Hedge. As part of its interest rate risk management efforts, the Bank entered into a five-year, $50 million notional, pay fixed, receive floating cash flow hedge or interest rate swap with a qualified institution on October 25, 2016. Under the terms of the agreement, the Bank pays a fixed interest rate of 1.34% for five years and in return receives an interest payment based on the three-month LIBOR index, which resets quarterly. Concurrently, the Bank borrowed a $50 million fixed rate three-month FHLB advance that will be renewed quarterly at the fixed interest rate at that time. Effectiveness of the swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At December 31, 2017, we recognized a $1.5 million fair value asset as a result of the increase in market value of the hedge agreement.

Stockholders’ Equity. Total stockholders’ equity increased $4.5 million, or 3.3% to $142.6 million at December 31, 2017 from $138.1 million at December 31, 2016. The increase in stockholders’ equity was primarily a result of $8.5 million in net income partially offset by $2.8 million in shareholder dividends and the repurchase of 326,800 shares of stock at an aggregate cost of $5.3 million. In addition, the exercise of stock options and issuance of restricted stock resulted in 136,986 shares being issued from authorized shares and an increase to stockholders’ equity of $1.2 million.

The Company has elected to early adopt ASU 2018-02 and reclassified $41,000 of stranded other comprehensive income as a result of the reduction in the tax rate in the corporate income rate from the enactment of the Tax Act from 35% to 21%. The result was a decrease to accumulated other comprehensive income and an increase to retained earnings, with no net change in stockholders’ equity.

Comparison of Operating Results for the Years Ended December 31, 2017 and December 31, 2016

Net Interest Income. Net interest income in 2017 was $37.6 million, a $3.4 million or 10.0% increase from $34.2 million in 2016 due primarily to a $5.9 million increase in interest income partially offset by a $2.5 million increase in in terest expense. Interest income increased during the year ended December 31, 2017 primarily as a result of the growth in average loans receivable and in particular, multifamily and commercial real estate loans. In addition, the average yield of interest-earning assets increased to 4.57% for the year ended December 31, 2017 from 4.39% for the year ended December 31, 2016. The increase in average assets was funded by a $102.7 million increase in average interest-bearing liabilities. The average cost of these funds increased to 1.10% for the year ended December 31, 2017 from 0.92% for the year ended December 31, 2016, primarily as a result of the overall increase in federal funds rate during 2017. Although the total yield on assets and total cost of funds increased during 2017, our net interest rate spread and net interest margin remained constant at 3.47% and 3.60% year over year. Continued growth in higher yielding loans helped contribute to maintaining these ratios.

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$878,449	4.96%	$765,948	4.99%	$5,389
Investments available-for-sale	134,105	2.61	132,372	2.31	450
Interest-earning deposits	22,194	1.07	45,125	0.52	2
FHLB stock	8,914	3.32	7,714	2.62	94
Total interest-earning assets	$1,043,662	4.57%	$951,159	4.39%	$5,935

During the year ended December 31, 2017, the $5.4 million increase in loan interest income was primarily the result of a $112.5 million increase in the average balance of net loans receivable. Also contributing to the increase in loan interest income, repayments of previously charged off notes as part of an A/B note restructure contributed $495,000 in additional loan interest income.

Interest income from investments available-for-sale increased $450,000 during 2017 as a combined result of a $1.7 million increase in the average balance of our investments and a 30 basis point increase in the average yield to 2.61% from 2.31% during 2016. The increase in the average yield was a result of the restructuring of our investments portfolio through the sales of lower yielding investment securities and utilizing the proceeds received to purchase higher yielding, long-term investment securities.

Interest income on interest-earning deposits remained stable with a modest $2,000 increase during the year ended December 31, 2017. Although the average balance of these funds decreased by $22.9 million as they were converted into higher-yielding assets, the increase in average yield to 1.07% for the year ended December 31, 2017 from 0.52% for the year ended December 31, 2016 more than offset the decline in the average balance. The rate increase was the result of increases in the Federal Reserve’s targeted federal funds rate during 2017.

The following table details average balances, cost of funds and the resulting increase in interest expense for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Interest-bearing demand accounts	$25,267	0.29%	$17,545	0.17%	$43
Statement savings accounts	28,160	0.15	29,221	0.16	(5)
Money market accounts	247,770	0.72	196,670	0.44	909
Certificates of deposit, retail	345,981	1.26	335,496	1.17	428
Certificates of deposit, brokered	75,488	1.67	69,392	1.76	41
Advances from the FHLB	192,227	1.30	163,893	0.86	1,099
Total interest-bearing liabilities	$914,893	1.10%	$812,217	0.92%	$2,515

Interest expense increased $2.5 million to $10.0 million for the year ended December 31, 2017 from $7.5 million for the year ended December 31, 2016. The increase in interest expense during 2017 was primarily a result of the increase in the average cost of interest-bearing deposits of 10 basis points and the increase in the average cost of our FHLB borrowings of 44 basis points. Also contributing to a lesser extent to the increase in interest expense, the average balances of interest-bearing deposits and borrowings increased by $74.3 million and $28.3 million, respectively, in support of our asset growth.

The average cost of our retail deposits increased as a result of the increase in market interest rates that occurred during 2017. The average cost of brokered certificates of deposit decreased by nine basis points during 2017 as a result of the redemption of higher rate brokered certificates of deposit and subsequent replacement with lower rate brokered certificates of deposit during 2016.

Provision for Loan Losses. Our recapture of provision for loan losses was $400,000 for the year ended December 31, 2017 as compared to a provision for loan losses of $1.3 million for the year ended December 31, 2016. The recapture of provision in 2017 was primarily the result of $2.3 million in net recoveries of previously charged off loans partially reduced by the provision for loan losses required as a result of the $173.6 million increase in net loans receivable. In comparison, the provision in 2016 was primarily the result of a $130.0 million increase in net loans receivable. The quality of our loan portfolio continued to improve as indicated by our credit metrics and that the loans evaluated individually for specific reserves decreased by $13.0 million. The related specific reserves declined to $135,000 at December 31, 2017 from $309,000 at December 31, 2016.

In February, 2018, we received a $4.0 million payment from a borrower for the remaining balance of previously charged off loans, resulting in $3.1 million to recovery and the recognition of $914,000 of interest income. For additional information see Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Noninterest Income. Noninterest income decreased $443,000 to $2.2 million for the year ended December 31, 2017 from $2.7 million for the year ended December 31, 2016. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2017	Change from December 31, 2016	Percentage Change
	(Dollars in thousands)
Deposit related fees	$446	$185	70.9%
Loan related fees	776	105	15.6
Gain on sale of investments, net	(567)	(617)	(1,234.0)
BOLI change in cash surrender value	623	(221)	(26.2)
Wealth management revenue	919	106	13.0
Other	11	(1)	(8.3)
Total noninterest income	$2,208	$(443)	(16.7)%

The largest change to our noninterest income was the $567,000 loss on sales of investments for the year ended December 31, 2017 as compared to a $50,000 gain on sale of investments for the year ended December 31, 2016. As a result of the

Tax Act, we opted to sell a selection of our investment securities that were in a loss position to receive the optimal tax benefit of the losses.

Our BOLI noninterest income decreased by $221,000 during 2017 due to the $4.2 million purchase in the second quarter of new policies that offset the premium against the increase in cash surrender value for the first year. For the year ended December 31, 2017, we recognized the net $623,000 increase in cash surrender value of these policies as noninterest income, which assists in offsetting expenses for employee benefits.

Partially offsetting these losses, deposit related fees increased by $185,000, primarily as a result of the increase in debit card transactions reflecting the increase in the number of our accounts as well as other deposit related services at our branch locations. Loan related fees increased by $105,000 as a result of a $166,000 increase in prepayment penalties during the year ended December 31, 2017, partially offset by a $40,000 reduction in loan servicing fees and a $21,000 reduction in fees from interest rate swaps from commercial loan customers during the year. Interest rate swap fees are received on loans when certain commercial loan customers participate in an interest rate swap with a third party broker institution and the Bank receives a fee that is recognized as other noninterest income at the time the loan is originated. In addition, wealth management revenue continued growing with a $106,000 increase during 2017. Since inception of our wealth management services in 2015, this line of business has grown to $44.6 million of assets under management.

Noninterest Expense. Noninterest expense increased $3.9 million to $26.8 million for the year ended December 31, 2017 from $22.9 million for the year ended December 31, 2016. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2017	Change from December 31, 2016	Percentage Change
	(Dollars in thousands)
Salaries and employee benefits	$17,773	$2,396	15.6%
Occupancy and equipment	2,506	522	26.3
Professional fees	1,809	(170)	(8.6)
Data processing	1,457	546	59.9
OREO-related reimbursement of expenses, net	(67)	(361)	(122.8)
Regulatory assessments	491	71	16.9
Insurance and bond premiums	399	50	14.3
Marketing	270	76	39.2
Other general and administrative	2,171	730	50.7
Total noninterest expense	$26,809	$3,860	16.8%

For the year ended December 31, 2017, salaries and employee benefits increased by $2.4 million as compared to the previous year to $17.8 million as a result of normal wage increases and the hiring of 24 new full time positions in support of the growth in our operations, including new branches and new product lines. In addition, in response to the Tax Act, the Bank paid a special one-time bonus to all non-executive employees totaling $224,000 to share with our employees the expected future tax benefits the legislation provides.

Occupancy and equipment expense increased $522,000 to $2.5 million during 2017 as a result of the addition of five branch locations, expenses related to our automated teller machine (“ATM”) conversion and the upgrade of our main Renton branch. Lease expense increased by $165,000 and depreciation expense increased by $186,000 as we added one building, leasehold improvements and computer equipment to support the new branch operations. In support of our ATM conversion and Branch Acquisition, our data processing expense increased by $546,000 for 2017 as compared to 2016. The rate of the increase in data processing expense is expected to decline in future periods as we complete system conversion costs, although our core processor service fees will increase reflecting the expected increase in deposit accounts activity from the growth in customer accounts.

OREO related reimbursement of expense was $67,000, a $361,000 improvement over the previous year. Valuation expense to adjust our carrying value to market value decreased by $207,000 for the year ended December 31, 2017 as compared to the year ended December 31, 2016. In addition, sales of OREO properties resulted in a net gain of $110,000 in 2017 as compared to a net loss of $87,000 in 2016.

Other general and administrative expenses increased by $730,000 during the year ended December 31, 2017, primarily as a result of a $254,000 increase in the reserve for unfunded commitments due to a $20.5 million increase in our unfunded loans in process and $9.3 million increase in unfunded lines of credit. This reserve is held to absorb estimated probable losses of our unfunded lines of credit and construction loans and varies as a result of the timing of funding these loans. Other general and administrative expense increases included $103,000 for additional debit card operating expenses and $88,000 in additional deposit related expenses, both the result of increased customer volumes at our branch locations. With the addition of California loan activity and overall increase in loan income, the Bank incurred an $83,000 increase in state taxes. As a result of our Branch Acquisition, the Bank recognized CDI amortization expense of $53,000 during 2017.

Federal Income Tax Expense. We recorded a $4.9 million federal income tax provision for 2017, compared to $3.7 million for 2016. The Tax Act resulted in a revaluation of our DTA balance at the new corporate income tax rate of 21% rather than the 35% rate previously used, effective January 1, 2018. The reduction in our DTA balance resulted in a one-time $807,000 increase in federal income tax expense for the year ended December 31, 2017. In addition, our federal income tax expense increased due to pretax net income increasing by $817,000 for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

Assets. The following table details the changes in the composition of our assets at December 31, 2016 from December 31, 2015.

	Balance at December 31, 2016	Change from December 31, 2015	Percentage Change
	(Dollars in thousands)
Cash on hand and in banks	$5,779	$66	1.2%
Interest-earning deposits	25,573	(74,425)	(74.4)
Investments available for sale, at fair value	129,260	(305)	(0.2)
Loans receivable, net	815,043	129,971	19.0
Premises and equipment, net	18,461	754	4.3
FHLB stock, at cost	8,031	1,894	30.9
Accrued interest receivable	3,147	179	6.0
Deferred tax assets, net	3,142	(1,414)	(31.0)
OREO	2,331	(1,332)	(36.4)
Bank owned life insurance (“BOLI”)	24,153	844	3.6
Prepaid expenses and other assets	2,664	1,439	117.5
Total assets	$1,037,584	$57,671	5.9%

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

Loans receivable. Net loans receivable increased by $129.9 million during 2016 to $815.0 million primarily due to increases of $74.8 million, or 120.5% in our net construction/land loans and $59.5 million or 24.4% in our commercial real estate loans. These increases were partially offset by a decrease of $4.3 million in our one-to-four family residential loans. Commercial real estate and one-to-four family residential loans continue to be the largest concentrations in our loan portfolio at 33.7% and 27.7%, respectively, of total loans. Our construction/land loans increased to 23.2% of our total loan portfolio in 2016 from 15.5% in 2015 as we continued to originate more of these shorter term, higher yielding loans. During 2016, we supplemented our loan originations by purchasing $61.1 million in performing residential and non-residential commercial real estate and multifamily loans from other financial institutions. The loans were purchased at a 1.8% - 3.0% premium and are intended to be held to maturity. Included in these real estate loan purchases were $20.9 million of real estate loans secured by properties located in Washington. The remaining balance of $40.2 million of loan purchases were multifamily and commercial real estate loans secured by properties located in Arizona, California, Colorado, Oregon, and Utah, reflecting our efforts to geographically diversify our loan portfolio with loans meeting our investment and credit quality objectives.

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

We continued to focus on reducing our nonperforming assets through loan work outs or pursuing foreclosure. Foregone interest during the year ended December 31, 2016 relating to nonperforming loans totaled $51,000. There was no LIP related to nonperforming loans at December 31, 2016 or 2015. OREO decreased to $2.3 million at December 31, 2016 as we continued to sell our inventory of foreclosed real estate. During 2016, we sold two properties for $988,000 and had no additional foreclosures. During 2015, we sold nine properties for $6.2 million and foreclosed on one property for $141,000. The decline in both the transfer of properties into OREO and the sale of OREO properties reflects our continuing efforts to identify the problem loans within our portfolio and to take prompt appropriate actions to turn nonperforming assets into performing assets.

Allowance for loan and lease losses. The ALLL was $11.0 million or 1.32% of total loans outstanding at December 31, 2016 as compared to $9.5 million or 1.36% of total loans outstanding at December 31, 2015. The ALLL represented 1,276.3% of nonperforming loans at December 31, 2016 compared to 872.2% at December 31, 2015. The following table details activity and information related to the ALLL for the years ended December 31, 2016 and 2015. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Years Ended December 31,
	2016	2015
	(Dollars in thousands)
ALLL balance at beginning of year	$9,463	$10,491
Recapture of provision for loan losses	1,300	(2,200)
Charge-offs	(83)	(362)
Recoveries	271	1,534
ALLL balance at end of year	$10,951	$9,463
ALLL as a percent of total loans, net of LIP	1.32%	1.36%
ALLL as a percent of nonperforming loans	1,276.34	872.17
Total nonperforming loans	$858	$1,085
Nonperforming loans as a percent of total loans	0.10%	0.16%
Total loans receivable, net LIP	$828,161	$697,416
Total loans originated	359,019	229,780

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

Partially offsetting these increases, our money market accounts decreased by $6.4 million during the year ended December 31, 2016. Money market accounts related to short term deposits from large construction developers that are part of the EB-5 Immigrant Investor Program to fund development projects decreased to $8.5 million at December 31, 2016 from $62.8 million at December 31, 2015 as these funds were withdrawn in support of the construction projects. We do not anticipate new short term accounts of this nature to be a significant part of our retail deposits.

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

Noninterest Expense. Noninterest expense increased $3.0 million to $22.9 million for the year ended December 31, 2016 from $19.9 million for the year ended December 31, 2015. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2016	Change from December 31, 2015	Percentage Change
	(Dollars in thousands)
Salaries and employee benefits	$15,377	$1,437	10.3%
Occupancy and equipment	1,984	544	37.8
Professional fees	1,979	348	21.3
Data processing	911	152	20.0
OREO-related expenses, net	294	778	(160.7)
Regulatory assessments	420	(50)	(10.6)
Insurance and bond premiums	349	(10)	(2.8)
Marketing	194	(17)	(8.1)
Other general and administrative	1,441	(111)	(7.2)
Total noninterest expense	$22,949	$3,071	15.4%

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

OREO-related expenses were $294,000, a $778,000 decline from a $484,000 reimbursement the previous year. Valuation expense to adjust our carrying value to market value increased by $216,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015. In addition, sales of OREO properties resulted in a net loss of $613,000 in 2016 as compared to a net gain of $526,000 in 2015.

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

	Year Ended December 31,
	2017			2016			2015
	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
Loans receivable, net	$878,449	$43,607	4.96%	$765,948	$38,218	4.99%	$667,739	$34,612	5.18%
Investments available-for-sale	134,105	3,504	2.61	132,372	3,054	2.31	121,893	2,242	1.84
Interest-earning deposits	22,194	237	1.07	45,125	235	0.52	104,476	274	0.26
FHLB stock	8,914	296	3.32	7,714	202	2.62	6,527	69	1.06
Total interest-earning assets	1,043,662	47,644	4.57	951,159	41,709	4.39	900,635	37,197	4.13
Noninterest earning assets	64,994			59,084			57,519
Total average assets	$1,108,656			$1,010,243			$958,154
Interest-bearing liabilities:
Interest-bearing demand accounts	$25,267	$73	0.29%	$17,545	$30	0.17%	$17,866	$18	0.10%
Statement savings accounts	28,160	42	0.15	29,221	47	0.16	26,083	40	0.15
Money market accounts	247,770	1,779	0.72	196,670	870	0.44	167,139	603	0.36
Certificates of deposit, retail	345,981	4,362	1.26	335,496	3,934	1.17	338,180	3,574	1.06
Certificates of deposit, brokered	75,488	1,261	1.67	69,392	1,220	1.76	64,917	1,243	1.91
Total deposits	722,666	7,517	1.04	648,324	6,101	0.94	614,185	5,478	0.89
Advances from the FHLB and other borrowings	192,227	2,505	1.30	163,893	1,406	0.86	133,527	1,273	0.95
Total interest-bearing liabilities	914,893	10,022	1.10	812,217	7,507	0.92	747,712	6,751	0.90
Noninterest bearing liabilities	51,116			37,834			32,538
Average equity	142,647			160,192			177,904
Total average liabilities and equity	$1,108,656			$1,010,243			$958,154
Net interest income		$37,622			$34,202			$30,446

Interest rate spread			3.47%			3.47%			3.23%
Net interest margin			3.60%			3.60%			3.38%
Ratio of average interest-
earning assets to average
interest-bearing liabilities	114.07%			117.11%			120.45%
________________
(1) The average loans receivable, net balances include nonaccruing loans.

Yields Earned and Rates Paid

The following table presents the weighted-average yields earned on our assets and the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets and liabilities, for the dates indicated.

	Weighted Average Yield at December 31, 2017	Net Yield Year Ended December 31,
		2017	2016	2015
Yield on interest-earning assets:
Loans receivable, net	4.71%	4.96%	4.99%	5.18%
Investment securities available-for-sale	2.63	2.61	2.31	1.84
Interest-earning deposits	1.20	1.07	0.52	0.26
FHLB stock	—	3.32	2.62	1.06
Total interest-earning assets	4.40	4.57	4.39	4.13
Rate paid on interest-bearing liabilities:
Interest-bearing demand accounts	0.23	0.29	0.17	0.10
Statement savings accounts	0.13	0.15	0.16	0.15
Money market accounts	0.93	0.72	0.44	0.36
Certificates of deposit, retail	1.33	1.26	1.17	1.06
Certificates of deposit, brokered	1.57	1.67	1.76	1.91
Total interest-bearing deposits	1.10	1.04	0.94	0.89
Advances from the FHLB and other borrowings	1.60	1.30	0.86	0.95
Total interest-bearing liabilities	1.20	1.10	0.92	0.90
Interest rate spread	3.20	3.47	3.47	3.23
Net interest margin	N/A	3.60	3.60	3.38

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

	Year Ended December 31, 2017 Compared to December 31, 2016 Change in Interest			Year Ended December 31, 2016 Compared to December 31, 2015 Change in Interest
	2017			2016
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(224)	$5,613	$5,389	$(1,485)	$5,091	$3,606
Investments available-for-sale	410	40	$450	619	193	$812
Interest-earning deposits	121	(119)	$2	117	(156)	$(39)
FHLB stock	63	31	$94	120	13	$133
Net change in interest income	370	5,565	5,935	(629)	5,141	4,512

Interest-bearing liabilities:
Interest-bearing demand accounts	$30	$13	$43	$12	$—	$12
Statement savings accounts	(3)	(2)	$(5)	2	5	$7
Money market accounts	683	226	$909	160	107	$267
Certificates of deposit, retail	305	123	$428	388	(28)	$360
Certificates of deposit, brokered	(66)	107	$41	(109)	86	$(23)
Advances from the FHLB	856	243	$1,099	(156)	289	$133
Net change in interest expense	1,805	710	2,515	297	459	756
Net change in net interest income	$(1,435)	$4,855	$3,420	$(926)	$4,682	$3,756

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

We have utilized the following strategies in our efforts to manage interest rate risk:

•	we are originating shorter term, higher yielding loans, whenever possible;

•	we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets;

•	we have invested in securities with relatively short average lives, generally less than eight years;

•	we have added adjustable-rate loans to our loan portfolio;

•	we have added brokered certificates of deposit with a call option as a funding source; and

•	we have utilized an interest rate swap to effectively fix the rate on $50.0 million of FHLB advances.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 49.9% of our net loans were adjustable-rate loans at December 31, 2017. At that date, $185.4 million, or 37.1%, of these loans with a weighted-average interest rate of 4.1% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. However, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

The following table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2017, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Interest Rate Simulation Impact on Net Interest Income for the year ended December 31, 2017
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$37,345	(4.13)%
+200	37,861	(2.81)
+100	38,481	(1.21)
Base	38,954	—
(100)	38,657	(0.76)

The following table illustrates the change in our net portfolio value (“NPV”) at December 31, 2017 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point Change in Rates (1)	Net Portfolio Value (2)			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (6)
	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)
	(Dollars in thousands)
+300	$115,257	$(38,752)	(25.16)%	10.33%	(3.23)%	$1,115,212
+200	127,405	(26,604)	(17.27)	11.16	(2.22)	1,141,956
+100	142,171	(11,838)	(7.69)	12.13	(0.99)	1,172,063
Base	154,009	—	—	12.83	—	1,199,992
(100)	158,890	4,881	3.17	12.97	0.41	1,225,156
__________

(1)	No rates in the model are allowed to go below zero. Given the relatively low level of market interest rates, a calculation for a decrease of greater than 100 basis points has not been prepared.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under Item 1. “Business – Lending Activities.” At December 31, 2017, the undisbursed portion of construction LIP totaled $92.5 million and unused lines of credit were $33.9 million. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. Certificates of deposit scheduled to mature in one year or less at December 31, 2017 totaled $165.9 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. In 2017, our posture was to be less aggressive in competing for certificates of deposit and public funds and focus on core deposit acquisition to reduce our cost of funds. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with First Financial Northwest Bank. As further funding sources, we had the ability at December 31, 2017 to borrow an additional $190.5 million from the FHLB and $35.0 million from unused lines of credit with other financial institutions to meet commitments and for liquidity purposes. See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

Capital

Our total stockholders’ equity was $142.6 million at December 31, 2017. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2017, First Financial Northwest Bank exceeded all regulatory capital requirements. Regulatory capital ratios for First Financial Northwest Bank were as follows as of December 31, 2017: Total capital to risk-weighted assets was 13.77%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 12.52%; and Tier 1 capital to total assets was 10.20%. At December 31, 2017, First Financial Northwest Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements.”

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2017 and 2016, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to advance additional amounts pursuant to outstanding lines of credit, and to disburse funds related to our construction loans at December 31, 2017.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$1,668	$1,668	$—	$—	$—
Unused portion of lines of credit	33,922	1,673	20,887	2,343	9,019
Undisbursed portion of construction loans	92,498	50,782	41,716	—	—
Total commitments	$128,088	$54,123	$62,603	$2,343	$9,019

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation or liquidity.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table presents a summary of significant contractual obligations as of December 31, 2017, maturing as indicated:

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(In thousands)
Deposits (1)	$596,682	$205,912	$37,015	$—	$839,609
Term debt	86,000	130,000	—	—	216,000
Other long-term liabilities (2)	192	330	309	995	1,826
Lease commitments	455	943	531	245	2,174
Total contractual obligations	$683,329	$337,185	$37,855	$1,240	$1,059,609
___________

(1)	Deposit accounts with indeterminate maturities, such as noninterest bearing, interest-bearing demand, savings and money market accounts are reflected as obligations due in less than one year.

(2)
Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information about employee benefit plans is provided in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Item 8. Financial Statements and Supplementary Data

[Letterhead of Moss Adams LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
First Financial Northwest, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP

Everett, Washington
March 9, 2018

We have served as the Company’s auditor since 2009.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2017	2016
Assets

Cash on hand and in banks	$9,189	$5,779
Interest-earning deposits with banks	6,942	25,573
Investments available-for-sale, at fair value	132,242	129,260
Loans receivable, net of allowance of $12,882 and $10,951	988,662	815,043
Federal Home Loan Bank (“FHLB”) stock, at cost	9,882	8,031
Accrued interest receivable	4,084	3,147
Deferred tax assets, net	1,211	3,142
Other real estate owned (“OREO”)	483	2,331
Premises and equipment, net	20,614	18,461
Bank owned life insurance (“BOLI”), net	29,027	24,153
Prepaid expenses and other assets	5,738	2,664
Goodwill	889	—
Core deposit intangible	1,266	—
Total assets	$1,210,229	$1,037,584

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing deposits	$45,434	$33,422
Interest-bearing deposits	794,068	684,054
Total deposits	$839,502	$717,476
Advances from the FHLB	216,000	171,500
Advance payments from borrowers for taxes and insurance	2,515	2,259
Accrued interest payable	326	231
Other liabilities	9,252	7,993
Total liabilities	$1,067,595	$899,459

Commitments and contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 10,748,437 shares at December 31, 2017, and 10,938,251 shares at December 31, 2016	107	109
Additional paid-in capital	94,173	96,852
Retained earnings, substantially restricted	54,642	48,981
Accumulated other comprehensive loss, net of tax benefit	(928)	(1,328)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(5,360)	(6,489)
Total stockholders’ equity	$142,634	$138,125
Total liabilities and stockholders’ equity	$1,210,229	$1,037,584

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Interest income
Loans, including fees	$43,607	$38,218	$34,612
Investments available-for-sale	3,504	3,054	2,242
Interest-earning deposits with banks	237	235	274
Dividends on FHLB stock	296	202	69
Total interest income	$47,644	$41,709	$37,197
Interest expense
Deposits	7,517	6,101	5,478
FHLB advances	2,505	1,406	1,273
Total interest expense	$10,022	$7,507	$6,751
Net interest income	37,622	34,202	30,446
(Recapture of provision) provision for loan losses	(400)	1,300	(2,200)
Net interest income after (recapture of provision) provision for loan losses	$38,022	$32,902	$32,646
Noninterest income
Net (loss) gain on sale of investments	(567)	50	92
BOLI income	623	844	533
Wealth management revenue	919	813	183
Deposit related fees	446	261	208
Loan related fees	776	671	151
Other	11	12	112
Total noninterest income	$2,208	$2,651	$1,279
Noninterest expense
Salaries and employee benefits	17,773	15,377	13,940
Occupancy and equipment	2,506	1,984	1,440
Professional fees	1,809	1,979	1,631
Data processing	1,457	911	759
OREO related (reimbursements) expenses, net	(67)	294	(484)
Regulatory assessments	491	420	470
Insurance and bond premiums	399	349	359
Marketing	270	194	211
Other general and administrative	2,171	1,441	1,552
Total noninterest expense	$26,809	$22,949	$19,878
Income before provision for federal income taxes	13,421	12,604	14,047
Federal income tax provision	4,942	3,712	4,887
Net income	$8,479	$8,892	$9,160

Basic earnings per common share	$0.82	$0.75	$0.67
Diluted earnings per common share	$0.81	$0.74	$0.67
Basic weighted average number of common shares outstanding	10,289,049	11,868,278	13,528,393
Diluted weighted average number of common shares outstanding	10,437,449	12,028,428	13,685,982

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$8,479	$8,892	$9,160

Other comprehensive income (loss), net of tax:
Unrealized holding losses on available-for-sale securities	(207)	(1,669)	(1,016)
Tax benefit	72	584	356

Reclassification adjustment for net (gains) losses realized in income	567	(50)	(92)
Tax provision (benefit)	(198)	18	32

Gain on cash flow hedge	192	1,333	—
Tax provision	(67)	(467)	—

Other comprehensive income (loss), net of tax	$359	$(251)	$(720)
Total comprehensive income	$8,838	$8,641	$8,440

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax		Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2014	15,167,381	$151	$153,395	$36,969	$(357)	188	$(8,746)	$181,412
Total other comprehensive income, net of tax	—	—	—	9,160	(720)		—	8,440
Cash dividends declared and paid ($.24 per share)	—	—	—	(3,237)	—		—	(3,237)
Exercise of stock options	125,000	1	934	—	—		—	935
Repurchase and retirement of common stock	(1,523,567)	(14)	(18,703)	—	—		—	(18,717)
Stock compensation expense	—	—	440	—	—		—	440
Allocation of 112,853 ESOP shares	—	—	272	—	—		1,128	1,400
Balances at December 31, 2015	13,768,814	$138	$136,338	$42,892	$(1,077)		$(7,618)	$170,673
Net income	—	—	—	8,892	—		—	8,892
Other comprehensive income	—	—	—	—	(251)		—	(251)
Exercise of stock options	101,303	1	297	—	—		—	298
Issuance of common stock - restricted stock awards, net	7,001	—	(98)	—	—		—	(98)
Compensation related to stock options and restricted stock awards	—	—	621	—	—		—	621
Allocation of 112,853 ESOP shares	—	—	476	—	—		1,129	1,605
Repurchase and retirement of common stock	(2,864,389)	(29)	(40,783)	—	—		—	(40,812)
Canceled common stock - restricted stock awards	(74,478)	(1)	1	—	—		—	—
Cash dividends declared and paid ($.24 per share)	—	—	—	(2,803)	—		—	(2,803)
Balances at December 31, 2016	10,938,251	$109	$96,852	$48,981	$(1,328)		$(6,489)	$138,125
Net income	—	—	—	8,479	—		—	8,479
Other comprehensive income	—	—	—	—	359		—	359
Exercise of stock options	134,880	2	1,307	—	—		—	1,309
Issuance of common stock - restricted stock awards, net	10,434	—	(138)	—	—		—	(138)
Compensation related to stock options and restricted stock awards	—	—	574	—	—		—	574
Allocation of 112,854 ESOP shares	—	—	812	—	—		1,129	1,941
Repurchase and retirement of common stock	(326,800)	(4)	(5,234)	—	—		—	(5,238)
Canceled common stock - restricted stock awards	(8,328)	—	—	—	—		—	—
Cash dividends declared and paid ($.27 per share)	—	—	—	(2,777)	—		—	(2,777)
Reclassification of stranded OCI for tax rate change	—	—	—	(41)	41		—	—
Balances at December 31, 2017	10,748,437	$107	$94,173	$54,642	$(928)		$(5,360)	$142,634
See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$8,479	$8,892	$9,160
Adjustments to reconcile net income to net cash provided by operating activities
(Recapture of provision) provision for loan losses	(400)	1,300	(2,200)
OREO market value adjustments	50	257	41
(Gain) loss on sale of OREO property, net	(110)	87	(526)
Net amortization of premiums and discounts on investments	721	908	1,104
Loss (gain) on sale of investments available-for-sale	567	(50)	(92)
Depreciation of premises and equipment	1,262	1,076	809
Loss on sale of premises and equipment	65	3	—
Deferred federal income taxes	1,738	1,548	4,170
Allocation of ESOP shares	1,941	1,605	1,400
Stock compensation expense	574	621	440
Increase in cash surrender value of BOLI	(623)	(844)	(533)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,829)	(105)	270
Advance payments from borrowers for taxes and insurance	256	465	87
Accrued interest receivable	(937)	(179)	297
Accrued interest payable	95	96	(7)
Other liabilities	1,259	1,589	2,295
Net cash provided by operating activities	$12,108	$17,269	$16,715
Cash flows from investing activities:
Proceeds from sales and call of investments	44,164	26,437	27,327
Principal repayments on investments	10,722	15,852	18,651
Purchases of investments	(58,796)	(44,561)	(57,290)
Net increase in loans receivable	(173,219)	(131,271)	(19,075)
Proceeds from sales of OREO properties	1,908	988	6,246
Net proceeds from sale or disposal of fixed assets	7	—	—
Purchases of premises and equipment	(2,824)	(1,833)	(1,781)
(Purchase) redemption of FHLB stock	(1,851)	(1,894)	608
Purchase of BOLI	(4,251)	—	(20,000)
Net cash received from branch acquisition	71,658	—	—
Net cash used in investing activities	$(112,482)	$(136,282)	$(45,314)
Cash flows from financing activities:
Net increase in deposits	47,497	42,069	61,280
Advances from the FHLB	108,500	525,000	—
Repayments of advances from the FHLB	(64,000)	(479,000)	(10,000)
Proceeds from stock options exercises	1,309	298	935
Net share settlement of stock awards	(138)	(98)	—
Repurchase and retirement of common stock	(5,238)	(40,812)	(18,717)
Dividends paid	(2,777)	(2,803)	(3,237)
Net cash provided by financing activities	$85,153	$44,654	$30,261
continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net (decrease) increase in cash and cash equivalents	$(15,221)	$(74,359)	$1,662
Cash and cash equivalents at beginning of year	31,352	105,711	104,049
Cash and cash equivalents at end of year	$16,131	$31,352	$105,711

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,927	$7,411	$6,757
Federal income taxes	3,350	2,730	228
Assets acquired in acquisition of branches (Note 2)	72,329	—	—
Liabilities assumed in acquisition of branches (Note 2)	74,657	—	—
Noncash transactions:
Loans transferred to OREO, net of deferred loan fees and allowance for loan and lease losses (“ALLL”)	—	—	141
Change in unrealized loss on investments available-for-sale	360	(1,719)	(1,108)
Change in unrealized gain on cash flow hedge	192	1,333	—

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

First Financial Northwest Bank is a community-based commercial bank primarily serving King and Snohomish Counties, and to a lesser extent, Pierce and Kitsap Counties, Washington. In King County, the headquarters and full-service banking office as well as one branch office are located in Renton. Additional King County branch offices are located in Bellevue, and Woodinville, with a third scheduled to open in Bothell in the first quarter of 2018. In Snohomish County, five additional branch offices serve Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

First Financial Diversified Corporation (“FFD”), a wholly-owned subsidiary of First Financial Northwest, continues to hold a portfolio of one-to-four family, land and consumer loans that are serviced by the Bank. At December 31, 2017, FFD had net loans receivable of $2.0 million that were all performing.

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

Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2017 for potential recognition or disclosure. See Note 19 - Subsequent Events for more information.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

The Bank is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. At December 31, 2017, cash balances were sufficient where no additional reserve was required. At December 31, 2016, the required reserve was $228,000.

Investments

Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. We had no held-to-maturity or trading securities at December 31, 2017, or 2016. Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain a minimum level of investment in the Federal Home Loan Bank of Des Moines (“FHLB”) stock, based on specified percentages of total assets and the Bank’s outstanding FHLB advances. Ownership of FHLB stock is restricted to the FHLB and member institutions. The Bank’s investment in FHLB stock is carried at par value ($100 per share), which reasonably approximates its fair value.

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

Bank-Owned Life Insurance

The Company has purchased life insurance on certain key executives and officers. Bank-owned life insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Increases to the cash surrender value are recorded as noninterest income and partially offset expenses for employee benefits. Certain BOLI contracts contain endorsement split-dollar life agreements. In these circumstances, the Bank accrues a reserve liability and related compensation expense for the expected future benefit payout.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivatives

The Company designates certain interest rate swap agreements as a cash flow hedge, and as such, reports the fair value as an asset or liability. The hedge is utilized to mitigate the risk of variability in future interest payments. The fair value of the cash flow hedge is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation. The derivative is marked to its fair value, with the effective portion of changes recorded as other comprehensive income or loss. Any portion of the change in fair value that is considered to be ineffective is recognized immediately in earnings. The gain or loss on the derivative is removed from equity and recognized in earnings in the same period the corresponding loss or gain on the hedged cash flow is recognized in earnings.

Goodwill

Goodwill is recorded from a business combination as the difference in purchase price and fair value of the assets acquired and liabilities assumed. Goodwill has an indefinite useful life, and as such, is not amortized. The Company performs a goodwill impairment analysis on an annual basis as of December 31. Additionally, the Company performs an impairment analysis as needed when circumstances indicate impairment potentially exists. Any impairment will be recorded as a noninterest expense and corresponding reduction in intangible asset on the consolidated financial statements.

Core Deposit Intangible

A core deposit intangible (“CDI”) asset is recognized from the assumption of core deposit liabilities in connection with the acquisition of four branches from Opus Bank, a California state-chartered commercial bank (the “Branch Acquisition”). The asset was valued by a third party and is amortized into noninterest expense over ten years. The CDI is evaluated for impairment annually with any additional decline recorded as a noninterest expense on the Consolidated Income Statement.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. The standard is effective

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for public entities for interim and annual periods beginning after December 15, 2017; early adoption is not permitted. The standard allows for full retrospective adoption for all periods presented or modified retrospective adoption to only the most current period presented in the financial statements. The cumulative effect of initially applying the standard is recognized at the date of the initial application. Our primary source of revenue is interest income, which is recognized as it is earned and is deemed to be in compliance with this ASU. With respect to noninterest income, the Company is in process of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. The Company is developing processes and procedures to ensure it is fully compliant with this ASU. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to implementing this ASU in 2018. Accordingly, the Company does not expect implementation of this standard to have a material impact on our consolidated financial statements.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk. In addition, the ASU eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. The ASU also clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for fiscal years or interim periods that have not yet been issued if adopted at the beginning of the fiscal year. The Company is reviewing our available-for-sale investment portfolio in accordance with the provision of this standard. The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. A lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted. The effect of the adoption will depend on leases at the time of adoption. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices under noncancelable operating lease agreements, however, based on current leases, the adoption is expected to increase our consolidated balance sheets by less than 5% and not to have a material impact on our regulatory capital ratios.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is evaluating our current expected loss methodology of our loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to our ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. We are in the process of compiling historical data that will be used to calculate expected credit losses on our loan portfolio to ensure we are fully compliant with the ASU at the adoption date and are evaluating the potential impact adoption of th

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is ASU will have on our consolidated financial statements. Once adopted, we expect our allowance for loan losses to increase, however, until our evaluation is complete the magnitude of the increase will be unknown.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU was to address the appropriate classification of eight specific cash flow issues on the cash flow statement. Debt prepayment costs should be classified as an outflow for financing activities. Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities. Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities. Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not currently have items on its cash flow statement that would be impacted by adoption of this ASU. Adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805). This ASU clarifies the definition of a business to assist in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when a set of assets and activities is not a business, thereby reducing the number of transactions requiring further evaluation. If the screen is not met, the amendments in this ASU further provide a framework to evaluate if the criteria is present to qualify for a business. This ASU is effective for annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. Adoption of ASU 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU simplifies the impairment calculation for subsequent measurement of goodwill by eliminating the step of comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity will evaluate the carrying amount of a reporting unit to its fair value, as if the reporting unit had been acquired in a business combination. An impairment charge should be recognized for the amount that the carrying amount exceeds the fair value, not to exceed the amount of goodwill. The income tax effect should be considered for any tax deductible goodwill when measuring the impairment loss. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for reporting periods after January 1, 2017. The Company recognized goodwill from its recent Branch Acquisition and intends on adopting this ASU in 2018. Adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The ASU will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. This ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company has not had any modifications on share-based payment awards. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU was issued to provide investors better insight to an entity’s risk management hedging strategies by permitting companies to recognize the economic results of its hedging strategies in its financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving nonfinancial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. Adoption of ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the net deferred tax asset (“DTA”) to the new corporate tax rate of 21% as a result of the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Act. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company has adopted this ASU as of December 31, 2017, which resulted in reclassifying a net unrealized gain from the change in tax rate with an increase to accumulated other comprehensive income and a decrease to retained earnings by $41,000, respectively.

Application of US GAAP in Accounting for the Tax Cuts and Jobs Act

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). SAB 118 provides guidance to registrants under three scenarios: (1) Measurement of certain income tax effects is complete, (2) Measurement of certain income tax effects can be reasonable estimated and (3) Measurement of certain income tax effects cannot be reasonably estimated. SAB 118 provides a one year measurement period for the registrant to complete its accounting for certain income tax effects that are considered provisional or for which reasonable estimates cannot be made. The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with SAB 118.

Note 2 - Acquisition

On August 25, 2017, First Financial Northwest Bank completed the Branch Acquisition, which included four retail branches located in Woodinville, Clearview, Lake Stevens, and Smokey Point, Washington. The Bank acquired $74.7 million of retail deposits, prior to the fair value adjustment, one owned bank branch, three leased branches, and certain fixed assets at these branches. The purchase price of the Branch Acquisition paid by the Bank included a deposit premium of 3.125% of the average daily balance of acquired deposits for 20 days prior to the closing date, or $2.5 million; 80% of the fair market value of the owned branch building and land, or $488,000; the net book value of fixed assets, or $56,000; and $14,000 for other pro rations and adjustments as of the closing date. In connection with the transaction, Opus Bank paid the Bank $71.6 million in cash for the difference between these amounts and the total deposits assumed.

The Branch Acquisition was accounted for under the acquisition method of accounting, and accordingly, the assets received and liabilities assumed were recorded at their fair market value as of August 25, 2017. Determining the fair value of assets and liabilities is a complicated process involving significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are preliminary and subject to adjustment for up to one year after the closing date of the acquisition as additional information regarding the fair values as of the acquisition date become available. The excess cost over fair value of net assets acquired is recorded as goodwill.

The application of the acquisition method of accounting resulted in recognition of a CDI of $1.3 million and goodwill of $889,000. The acquired CDI has been determined to have a useful life of approximately ten years and will be amortized on an accelerated basis. Goodwill is not amortized but will be evaluated for impairment on an annual basis, or more often if circumstances dictate, to determine if the carrying value remains appropriate.

For the year ended December 31, 2017, the Company included on the Consolidated Income Statement $41,000 in revenue from the acquired branches, consisting of loan interest income and deposit related fees.

The following table presents the estimated fair values of the assets received and liabilities assumed as of the acquisition date:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At August 25, 2017
	Acquired Book Value	Fair Value Adjustments	Amount Recorded
	(In thousands)
Assets
Cash and cash equivalents	$71,649	$—	$71,649
Premises and equipment, net	553	119	672
Goodwill	—	889	889
Core deposit intangible	—	1,319	1,319
Total assets acquired	$72,202	$2,327	$74,529

Liabilities
Deposits
Noninterest-bearing deposits	$11,995	$—	$11,995
Interest-bearing deposits	62,662	(128)	62,534
Total deposits	74,657	(128)	74,529
Total liabilities assumed	$74,657	$(128)	$74,529

Fair value estimates for the acquisition are set forth as follows:

(1) Premises and equipment: The fair value adjustment to fixed assets was the result of the markup of the building and land to the appraised value and the immediate disposal of certain fixed assets that were included with the purchase price.

(2) Goodwill: The difference of the fair value of liabilities assumed and the fair value of assets acquired was recognized as goodwill and was calculated as of August 25, 2017 as follows:

At August 25, 2017
(In thousands)

Purchase price	$3,008
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value
Cash and cash equivalents	74,657
Premises and equipment, net	672
Core deposit intangible	1,319
Deposits	(74,529)
Total fair value of identifiable net assets	2,119
Goodwill	889

(3) Core deposit intangible: The CDI represents the fair value of the acquired core deposits. The CDI will be amortized over ten years into noninterest expense, with amortization expense of $53,000 recognized for the year ended December 31, 2017. Amortization expense of the CDI is expected as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At August 25, 2017
(In thousands)
2017	$53
2018	150
2019	148
2020	144
2021	140
Thereafter	684
Total	$1,319

(4) Certificates of deposit: The fair value of acquired certificates of deposit was determined by a third-party valuation and will be amortized into interest expense over 2.0 to 5.0 years, with amortization of $21,000 recognized for the year ended December 31, 2017. Amortization of the fair value adjustment is expected as follows:

At August 25, 2017
(In thousands)
2017	$21
2018	49
2019	30
2020	16
2021	9
2022	3
Total	$128

Note 3 - Investments

The following tables summarize the amortized cost and fair value of investments available-for-sale at December 31, 2017, and 2016, and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$26,961	$69	$(466)	$26,564
Freddie Mac	5,510	18	(56)	5,472
Ginnie Mae	22,288	14	(726)	21,576
Municipal bonds	13,126	290	(21)	13,395
U.S. Government agencies	43,088	81	(536)	42,633
Corporate bonds	22,502	527	(427)	22,602
	$133,475	$999	$(2,232)	$132,242

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$42,060	$126	$(854)	$41,332
Freddie Mac	18,013	95	(99)	18,009
Ginnie Mae	19,133	41	(540)	18,634
Municipal bonds	13,203	11	(107)	13,107
U.S. Government agencies	15,937	75	(155)	15,857
Corporate bonds	22,506	241	(426)	22,321
	$130,852	$589	$(2,181)	$129,260

There were no investments classified as held-to-maturity at December 31, 2017, or 2016.

The amortized cost and estimated fair value of investments available-for-sale at December 31, 2017, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage‑backed investments are shown separately.

	December 31, 2017
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$5,035	$5,040
Due after one year through five years	1,658	1,663
Due after five years through ten years	20,645	20,756
Due after ten years	51,378	51,171
	78,716	78,630
Mortgage-backed investments	54,759	53,612
	$133,475	$132,242

Under Washington State law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held. Investments with a carrying value of $14.2 million and $22.6 million were pledged as collateral for public deposits at December 31, 2017, and 2016, respectively, both of which exceeded the minimum collateral requirements established by the Washington Public Deposit Protection Commission. At December 31, 2017, and 2016, there were no investments pledged as collateral for FHLB advances.

Sales and other redemptions of available-for-sale investments were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Proceeds	$44,164	$26,437	$27,327
Gross gains	119	245	449
Gross losses	(686)	(195)	(357)

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at December 31, 2017 and 2016.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$15,202	$(91)	$6,759	$(375)	$21,961	$(466)
Freddie Mac	3,189	(56)	—	—	3,189	(56)
Ginnie Mae	6,454	(61)	14,234	(665)	20,688	(726)
Municipal bonds	1,403	(21)	—	—	1,403	(21)
U.S. Government agencies	33,268	(435)	1,800	(101)	35,068	(536)
Corporate bonds	1,499	(1)	7,074	(426)	8,573	(427)
	$61,015	$(665)	$29,867	$(1,567)	$90,882	$(2,232)

	December 31, 2016
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$34,763	$(854)	$—	$—	$34,763	$(854)
Freddie Mac	8,343	(99)	—	—	8,343	(99)
Ginnie Mae	16,734	(540)	—	—	16,734	(540)
Municipal bonds	8,815	(107)	—	—	8,815	(107)
U.S. Government agencies	9,000	(153)	1,426	(2)	10,426	(155)
Corporate bonds	3,880	(119)	4,693	(307)	8,573	(426)
	$81,535	$(1,872)	$6,119	$(309)	$87,654	$(2,181)

At December 31, 2017, and 2016, the Company had 36 and 53 securities, respectively, with a gross unrealized loss position. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2017, and December 31, 2016, and determined that no OTTI was required. Management believes that, while actual fluctuation in unrealized losses will occur over the life of an investment security, the temporary impairment on the investment securities that were in an unrealized loss position at December 31, 2017 and 2016, will be incrementally relieved as the individual investment securities approach their respective contractual maturity dates. The unrealized losses relate principally to the general change in interest rate and illiquidity, and not credit quality. As management does not intend to sell the security, and it is likely that it will not be required to sell the security before its anticipated recovery, no declines are deemed to be other-than-temporary.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Loans Receivable

Loans receivable at December 31, 2017, and 2016 are summarized as follows:

	December 31,
	2017	2016
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$148,304	$137,834
Permanent non-owner occupied	130,351	111,601
	278,655	249,435
Multifamily:
Permanent	184,902	123,250
	184,902	123,250
Commercial real estate:
Permanent	361,842	303,694
	361,842	303,694
Construction/land: (1)
One-to-four family residential	87,404	67,842
Multifamily	108,439	111,051
Commercial	5,325	—
Land	36,405	30,055
	237,573	208,948

Business	23,087	7,938
Consumer	9,133	6,922
Total loans	1,095,192	900,187
Less:
Loans in process (“LIP”)	92,498	72,026
Deferred loan fees, net	1,150	2,167
Allowance for loan and lease losses ("ALLL")	12,882	10,951
Loans receivable, net	$988,662	$815,043
___________

(1)
Included in the construction/land category are “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans. At that time, the loans will be classified according to the underlying collateral. In addition, raw land or buildable lots, where the Company does not intend to finance the construction are included in the construction/land category. At December 31, 2017, we classified $71.4 million of multifamily loans, $35.9 million of commercial land loans, $2.6 million of one-to-four family residential and $5.3 million of commercial real estate loans as construction/land loans to facilitate the review of the composition of our loan portfolio. At December 31, 2016, $62.9 million of multifamily loans, $26.9 million of commercial land loans and $2.6 million one-to-four family residential loans were reclassified to the construction/land category.

At December 31, 2017, and 2016, there were no loans classified as held for sale.

Concentrations of credit. Most of the Bank’s lending activity occurs within the state of Washington. The primary market areas include King and to a lesser extent Pierce, Snohomish and Kitsap counties. At December 31, 2017, the Company’s loan portfolio consists of one-to-four family residential loans which comprised 25.5%, commercial real estate and multifamily loans were 33.0% and 16.9%, respectively, and construction/land loans were 21.7% of the total loan portfolio. Consumer and business loans accounted for the remaining 2.9% of the loan portfolio. Included in the one-to-four family residential, multifamily, commercial real estate, construction/land, and business loan portfolios at December 31, 2017 were $1.0 million, $10.7 million, $39.2 million, $27.4 million and $10.3 million, respectively, to the Company’s five largest borrowing relationships.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company originates both adjustable and fixed interest rate loans. The composition of loans receivable at December 31, 2017, and 2016, was as follows:

December 31, 2017
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$37,472	Due within one year	$292,398
After one year through three years	102,630	After one year through three years	51,520
After three years through five years	80,811	After three years through five years	127,973
After five years through ten years	132,086	After five years through ten years	95,091
Thereafter	175,211	Thereafter	—
	$528,210		$566,982

December 31, 2016
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$23,513	Due within one year	$214,794
After one year through three years	106,138	After one year through three years	32,448
After three years through five years	71,251	After three years through five years	118,350
After five years through ten years	145,063	After five years through ten years	29,922
Thereafter	158,708	Thereafter	—
	$504,673		$395,514

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$2,551	$1,199	$3,893	$2,792	$237	$279	$10,951
Charge-offs	—	—	—	—	—	—	—
Recoveries	2,195	—	78	—	—	58	2,331
(Recapture) provision	(1,909)	621	447	24	457	(40)	(400)
Ending balance	$2,837	$1,820	$4,418	$2,816	$694	$297	$12,882

General reserve	$2,721	$1,820	$4,399	$2,816	$694	$297	$12,747
Specific reserve	116	—	19	—	—	—	135

Loans: (1)
Total Loans	$278,655	$184,902	$361,299	$145,618	$23,087	$9,133	$1,002,694
General reserve (2)	265,093	183,768	358,105	145,618	23,087	9,039	984,710
Specific reserve (3)	13,562	1,134	3,194	—	—	94	17,984
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

Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. At December 31, 2017, total past due loans comprised 0.01% of total loans, net of LIP, as compared to 0.06% at December 31, 2016.

The following tables represent a summary at December 31, 2017, and 2016, of the aging of loans by type:

	Loans Past Due as of December 31, 2017
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$101	$—	$—	$101	$148,203	$148,304
Non-owner occupied	—	—	—	—	130,351	130,351
Multifamily	—	—	—	—	184,902	184,902
Commercial real estate	—	—	—	—	361,299	361,299
Construction/land	—	—	—	—	145,618	145,618
Total real estate	101	—	—	101	970,373	970,474
Business	—	—	—	—	23,087	23,087
Consumer	—	—	—	—	9,133	9,133
Total	$101	$—	$—	$101	$1,002,593	$1,002,694
_________________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2017.
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

The following table is a summary of nonaccrual loans at December 31, 2017, and 2016, by type of loan:

	December 31,
	2017	2016
	(In thousands)
One-to-four family residential	$128	$798
Consumer	51	60
Total nonaccrual loans	$179	$858

Nonperforming loans, net of LIP, were $179,000 and $858,000 at December 31, 2017, and 2016, respectively. Foregone interest on nonaccrual loans for the years ended December 31, 2017, 2016, and 2015 were $26,000, $51,000 and $103,000, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the loan portfolio at December 31, 2017, and 2016, by type and payment activity:

	December 31, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$278,527	$184,902	$361,299	$145,618	$23,087	$9,082	$1,002,515
Nonperforming (2)	128	—	—	—	—	51	179
Total	$278,655	$184,902	$361,299	$145,618	$23,087	$9,133	$1,002,694
____________
(1) There were $148.2 million of owner-occupied one-to-four family residential loans and $130.3 million of non-owner occupied one-to-four family residential loans classified as performing.
(2) There were $128,000 of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.
(3) Net of LIP.

	December 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$248,637	$123,250	$303,694	$136,922	$7,938	$6,862	$827,303
Nonperforming (2)	798	—	—	—	—	60	858
Total	$249,435	$123,250	$303,694	$136,922	$7,938	$6,922	$828,161

_____________
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

There were no commitments to advance funds related to impaired loans at December 31, 2017, and 2016.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of loans individually evaluated for impairment at December 31, 2017, and 2016, by the type of loan:

	At December 31, 2017
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,321	$1,516	$—
Non-owner occupied	8,409	8,409	—
Multifamily	1,134	1,134	—
Commercial real estate	1,065	1,065	—
Consumer	94	144	—
Total	12,023	12,268	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	522	568	5
Non-owner occupied	3,310	3,332	111
Commercial real estate	2,129	2,129	19
Total	5,961	6,029	135
Total impaired loans:
One-to-four family residential:
Owner occupied	1,843	2,084	5
Non-owner occupied	11,719	11,741	111
Multifamily	1,134	1,134	—
Commercial real estate	3,194	3,194	19
Consumer	94	144	—
Total	$17,984	$18,297	$135
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of recorded investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2017, 2016 and 2015, by the type of loan:

	Year Ended December 31,
	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,773	$93	$2,566	$156	$3,180	$110
Non-owner occupied	12,438	553	20,653	1,061	25,350	1,409
Multifamily	1,227	74	1,344	106	1,575	30
Commercial real estate	2,467	80	2,295	253	4,180	187
Consumer	98	8	117	12	125	2
Total	18,003	808	26,975	1,588	34,410	1,738

Loans with an allowance:
One-to-four family residential:
Owner occupied	1,301	32	2,026	104	2,131	89
Non-owner occupied	3,680	170	5,520	236	7,801	415
Multifamily	—	—	236	—	1,430	77
Commercial real estate	1,025	139	2,192	42	2,817	129
Construction/land	99	—	396	17	495	18
Consumer	—	—	30	—	77	3
Total	6,105	341	10,400	399	14,751	731

Total impaired loans:
One-to-four family residential:
Owner occupied	3,074	125	4,592	260	5,311	199
Non-owner occupied	16,118	723	26,173	1,297	33,151	1,824
Multifamily	1,227	74	1,580	106	3,005	107
Commercial real estate	3,492	219	4,487	295	6,997	316
Construction/land	99	—	396	17	495	18
Consumer	98	8	147	12	202	5
Total	$24,108	$1,149	$37,375	$1,987	$49,161	$2,469

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings. The following is a summary of information pertaining to TDRs:

	December 31,
	2017	2016
	(In thousands)
Performing TDRs	$17,805	$30,083
Nonaccrual TDRs	—	174
Total TDRs	$17,805	$30,257

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

The following table presents for the periods indicated TDRs and their recorded investment prior to the modification and after the modification:

	Year Ended December 31,
	2017			2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that occurred during the period:
One-to-four family residential:
Principal and interest with interest rate concession	8	$2,492	$2,492	19	$4,265	$4,265
Advancement of maturity date	—	—	—	5	1,121	1,121
Commercial real estate:
Advancement of maturity date	1	891	891	1	511	511
Interest-only payments with interest rate concession	—	—	—	1	495	495
Total	9	$3,383	$3,383	26	$6,392	$6,392

At December 31, 2017 and 2016, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

TDRs resulted in no charge-offs to the ALLL for the years ended December 31, 2017 and 2016. For the years ended December 31, 2017 and 2016, there were no payment defaults on loans modified as TDRs within the previous 12 months.

Credit Quality Indicators. The Company utilizes a nine-point risk rating system and assigns a risk rating for all credit exposures. The risk rating system is designed to define the basic characteristics and identify risk elements of each credit extension. Credits risk rated 1 through 5 are considered to be “pass” credits. Pass credits can be assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on the Company’s watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future. Credits classified as special mention are risk rated 6 and possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. Substandard credits are risk rated 7. An asset is considered substandard if it is inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged. Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. As of December 31, 2017, and 2016, the Company had no loans rated as doubtful or loss.

        The following tables represent a summary of loans at December 31, 2017, and 2016 by type and risk category:

	December 31, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$275,653	$184,902	$358,285	$145,618	$23,087	$8,893	$996,438
Special mention	2,329	—	2,459	—	—	188	4,976
Substandard	673	—	555	—	—	52	1,280
Total	$278,655	$184,902	$361,299	$145,618	$23,087	$9,133	$1,002,694
 _____________
(1) Net of LIP.

	December 31, 2016
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$245,237	$123,250	$300,655	$136,427	$7,938	$6,674	$820,181
Special mention	2,847	—	3,039	—	—	188	6,074
Substandard	1,351	—	—	495	—	60	1,906
Total	$249,435	$123,250	$303,694	$136,922	$7,938	$6,922	$828,161
______________
(1) Net of LIP.

Certain executive officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of year	$60	$118	$138
Additions	—	—	—
Change in director or executive status during year	—	(40)	—
Repayments	(51)	(18)	(20)
Balance at end of year	$9	$60	$118

Note 5 - Other Real Estate Owned

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of OREO activity for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of year	$2,331	$3,663	$9,283
Loans transferred to OREO	—	—	141
Gross proceeds from sale of OREO	(1,908)	(988)	(6,246)
Gain (loss) on sale of OREO	110	(87)	526
Market value adjustments	(50)	(257)	(41)
Balance at end of year	$483	$2,331	$3,663

OREO at December 31, 2017, consisted of $483,000 in commercial real estate properties. At December 31, 2017, there were no mortgage loans secured by residential real estate in the process of foreclosure.

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at December 31, 2017, and 2016:

	December 31,
	2017	2016
	(In thousands)
Land	$2,226	$1,914
Buildings and improvements	19,436	17,820
Leasehold improvements	1,917	1,352
Furniture, fixtures and equipment	4,743	3,832
Computer hardware and software	2,323	1,924
Construction in process	67	704
	30,712	27,546
Less accumulated depreciation and amortization	(10,098)	(9,085)
Total premises and equipment, net	$20,614	$18,461

Depreciation and amortization expense was $1.3 million for the year ended December 31, 2017 and $1.1 million and $809,000 for the years ended December 31, 2016 and 2015, respectively.

Note 7 - Fair Value of Financial Instruments

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$26,564	$—	$26,564	$—
Freddie Mac	5,472	—	5,472	—
Ginnie Mae	21,576	—	21,576	—
Municipal bonds	13,395	—	13,395	—
U.S. Government agencies	42,633	—	42,633	—
Corporate bonds	22,602	—	22,602	—
Total available-for-sale investments	132,242	—	132,242	—
Derivative fair value asset	1,526	—	1,526	—
	$133,768	$—	$133,768	$—

	December 31, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$41,332	$—	$41,332	$—
Freddie Mac	18,009	—	18,009	—
Ginnie Mae	18,634	—	18,634	—
Municipal bonds	13,107	—	13,107	—
U.S. Government agencies	15,857	—	15,857	—
Corporate bonds	22,321	—	22,321	—
Total available-for-sale investments	$129,260	$—	$129,260	$—
Derivative fair value asset	1,333	—	1,333	—
	130,593	—	130,593	—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2017, and 2016.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$17,849	$—	$—	$17,849
OREO	483	—	—	483
Total	$18,332	$—	$—	$18,332
_______________
(1) Total value of impaired loans is net of $135,000 of specific reserves on performing TDRs.

	December 31, 2016
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$30,632	$—	$—	$30,632
OREO	2,331	—	—	2,331
Total	$32,963	$—	$—	$32,963
________________
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2017 and 2016.

	December 31, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans	$17,849	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.00%)

OREO	$483	Market approach	Appraised value less selling costs	0.0% (0.00%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans	$30,632	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.00%)

OREO	$2,331	Market approach	Appraised value less selling costs	0.0% (0.00%)

The carrying amounts and estimated fair values of financial instruments at December 31, 2017, and 2016, were as follows:

	December 31, 2017		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$9,189	$9,189	$9,189	$—	$—
Interest-earning deposits	6,942	6,942	6,942	—	—
Investments available-for-sale	132,242	132,242	—	132,242	—
Loans receivable, net	988,662	980,578	—	—	980,578
FHLB stock	9,882	9,882	—	9,882	—
Accrued interest receivable	4,084	4,084	—	4,084	—
Derivative fair value asset	1,526	1,526	—	1,526	—

Financial Liabilities:
Deposits	430,750	430,750	430,750	—	—
Certificates of deposit, retail	333,264	331,199	—	331,199	—
Certificates of deposit, brokered	75,488	74,947	—	74,947	—
Advances from the FHLB	216,000	214,477	—	214,477	—
Accrued interest payable	326	326	—	326	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$5,779	$5,779	$5,779	$—	$—
Interest-earning deposits	25,573	25,573	25,573	—	—
Investments available-for-sale	129,260	129,260	—	129,260	—
Loans receivable, net	815,043	818,054	—	—	818,054
FHLB stock	8,031	8,031	—	8,031	—
Accrued interest receivable	3,147	3,147	—	3,147	—
Derivative fair value asset	1,333	1,333	—	1,333	—

Financial Liabilities:
Deposits	285,335	285,335	285,335	—	—
Certificates of deposit, retail	356,653	356,723	—	356,723	—
Certificates of deposit, brokered	75,488	75,431	—	75,431	—
Advances from the FHLB	171,500	170,221	—	170,221	—
Accrued interest payable	231	231	—	231	—

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

•
Off balance sheet commitments: No fair value adjustment is necessary for commitments made to extend credit, which represents commitments for loan originations or for outstanding commitments to purchase loans. These commitments

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are at variable rates, last for a period of less than one year and have interest rates which approximate prevailing market rates, or are set at the time of loan closing.

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments.

Note 8 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Loans receivable	$3,492	$2,665
Investments	590	478
Interest-earning deposits	2	4
	$4,084	$3,147

Note 9 - Deposits

Deposit accounts consisted of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Noninterest-bearing	$45,434	$33,422
Interest-bearing demand	38,224	18,532
Statement savings	28,456	28,383
Money market	318,636	204,998
Certificates of deposit, retail (1)	333,264	356,653
Certificates of deposit, brokered	75,488	75,488
	$839,502	$717,476
_______________
(1) Shown net of $107,000 fair value adjustment.

At December 31, 2017, scheduled maturities of certificates of deposit were as follows:

December 31,	Amount
(In thousands)
2018	$165,883
2019	162,298
2020	43,568
2021	31,037
2022	5,966
thereafter	—
$408,752

Deposits included public funds of $21.5 million and $23.7 million at December 31, 2017 and 2016, respectively.

Certificates of deposit equal to or exceeding the FDIC insured amount of $250,000 included in deposits at December 31, 2017 and 2016, were $84.3 million and $91.2 million, respectively. Interest expense on certificates equal to or exceeding $250,000 totaled $1.1 million, $975,000, and $769,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in deposits are accounts of $7.6 million and $9.4 million at December 31, 2017, and 2016, respectively which are controlled by related parties.

Interest expense on deposits for the periods indicated was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Interest-bearing demand	$73	$30	$18
Statement savings	42	47	40
Money market	1,779	870	603
Certificates of deposit, retail	4,362	3,934	3,574
Certificates of deposit, brokered	1,261	1,220	1,243
	$7,517	$6,101	$5,478

Note 10 - Other Borrowings

At December 31, 2017, and 2016, the Bank maintained credit facilities with the FHLB totaling $406.5 million and $375.1 million, respectively. The credit facility was collateralized by $190.7 million of single-family residential mortgages, $161.8 million of commercial real estate loans and $70.1 million of multifamily loans under a blanket lien arrangement at December 31, 2017. At December 31, 2016, the credit facility was collateralized by $188.8 million of single-family residential mortgages, $200.9 million of commercial real estate loans, and $82.4 million of multifamily loans under a blanket lien arrangement. The Bank also had $35.0 million unused line-of-credit facilities with other financial institutions at December 31, 2017, with interest payable at the then stated rate.

Outstanding advances at the FHLB for the years ended December 31 2017, and 2016 consisted of the following:

	Year ended December 31,
	2017	2016
	(Dollars in thousands)
Maximum borrowing outstanding at any month end	$231,500	251,500
Average borrowing outstanding during year	192,227	163,893
Balance outstanding at end of year	216,000	171,500
Average rate paid during the year	1.30%	0.87%
Weighted-average rate paid at end of year	1.60	0.87

Scheduled maturities of Federal Home Loan Bank outstanding advances at December 31, 2017, were as follows:

Year Ended December 31,	Balance Due	Weighted Average Interest Rate at December 31, 2017
(Dollars in thousands)
FHLB overnight Fed Funds	$24,500	1.63%
2018	61,500	1.41
2019	10,000	1.70
2020	120,000	1.68
	$216,000

Note 11 - Derivatives

The Company uses a derivative financial instrument, which qualifies as a cash flow hedge, to manage the risk of changes in future cash flows due to interest rate fluctuations. The hedged instrument is a $50.0 million three-month FHLB advance that will be renewed every three months at the fixed interest rate at that time. The agreement has a five year term and stipulates that the counterparty will pay the Company interest at three-month LIBOR and the Company will pay fixed interest of 1.34% on the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$50.0 million notional amount. The Company pays or receives the net interest amount quarterly and includes this amount as part of FHLB advances interest expense on the Consolidated Income Statement.

The cash flow hedges were determined to be fully effective during all periods presented. As such, no ineffectiveness has been included in net income.

The following table presents the fair value of derivative instruments as of December 31, 2017 and 2016:

	Balance Sheet Location	2017 Fair Value	2016 Fair Value
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedge	Other assets	$1,526	$1,333

Total derivatives		$1,526	$1,333

The following table presents the net gains of derivative instruments recorded in accumulated other comprehensive income:

	Balance Sheet Location	2017 Amount of Gain Recognized In OCI	2016 Amount of Gain Recognized In OCI
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedge	Other assets	$125	$866

Note 12 - Benefit Plans

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

The funding target is the present value of all benefits that have accrued as of the first day of the current plan year (July 1). Because interest rates used to calculate the present value of all benefits (5.89% for 2017 and 6.09% for 2016) is significantly higher than current market rates, the funding target does not represent the Company’s actual liability upon withdrawal from participation in the Pentegra DB Plan, which is significantly larger than the funding target. The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2017	2016
Source	Valuation Report	Valuation Report
First Financial Northwest’s Plan(1)	104.8%	103.7%
_________________
(1) Market value of plan assets reflects any contributions received through June 30, 2017, or 2016, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $153.2 million and $163.1 million for the plan years ended June 30, 2016 and June 30, 2015 respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company’s policy is to fund pension costs as accrued.

Total contributions during the years ended December 31, 2017, 2016, and 2015 were:

2017		2016		2015
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount
(in thousands)
10/12/2017	$38	10/7/2016	$40	11/25/2015	$540
11/30/2017	502	11/23/2016	500
Total	$540	Total	$540	Total	$540

Supplemental Executive Retirement Plan

The Company has entered into post-employment agreements with certain key officers to provide supplemental retirement benefits. The Company recorded $69,000, $36,000 and $101,000 of deferred compensation expense for the years ended December 31, 2017, 2016, and 2015, respectively.

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment. Under the plan, employee contributions up to 6% will be matched 50% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market, or fixed income plans. The Company contributed $261,000, $201,000 and $192,000 to the plan for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to First Financial Northwest. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.6 million were made by the ESOP during 2017, 2016, and 2015.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

A summary of key transactions for the ESOP for the periods indicated follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
ESOP contribution expense	$1,941	$1,605	$1,400
Dividends on unallocated ESOP shares used to reduce ESOP contribution	175	183	210

Shares held by the ESOP at December 31, 2017 and 2016, are as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2017	2016
	(Dollars in thousands, except share data)
Allocated shares	1,156,747	1,043,893
Unallocated shares	536,053	648,907
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$8,314	$12,809

Stock-Based Compensation

In June 2016, First Financial Northwest’s shareholders approved the First Financial Northwest, Inc. 2016 Equity Incentive Plan (“2016 Plan”). This plan provides for the granting of incentive stock options (“ISO”), non-qualified stock options (“NQSO”), restricted stock and restricted stock units. The 2016 Plan expires in June 2026. The 2016 Plan established 1,400,000 shares available to grant with a maximum of 400,000 of these shares available to grant as restricted stock awards. Each share issued as a restricted stock award counts as two shares towards the total shares available to be awarded.

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. Restricted stock awards and stock options that were granted under the 2008 Plan will continue to vest and be available for exercise, subject to the 2008 Plan provisions. At December 31, 2017, there were 1,351,028 total shares available for grant under the 2016 Plan, including 375,514 shares available to be granted as restricted stock.

Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date.

Total compensation expense for the both the 2008 Plan and 2016 Plan for the years ended December 31, 2017, 2016, and 2015 was $574,000, $622,000, and $440,000, respectively. The related income tax benefit was $201,000, $218,000 and $154,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The fair value of each option award is estimated on the grant date using a Black-Scholes model that uses the assumptions noted in the table below. The dividend yield is based on the current quarterly dividend in effect at the time of the grant. Historical employment data is used to estimate the forfeiture rate. The historical volatility of the Company’s stock price over a specified period of time is used for the expected volatility assumption. First Financial Northwest bases the risk-free interest rate on the U.S. Treasury Constant Maturity Indices in effect on the date of the grant. First Financial Northwest elected to use the “simplified” method permitted by the U.S. Securities and Exchange Commission to calculate the expected term. This method uses the vesting term of an option along with the contractual term, setting the expected life at the midpoint.

The fair value of options granted was determined using the following weighted-average assumptions as of the grant date for the periods indicated. There were no stock options granted in 2017 or 2016.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017	2016	2015
Annual dividend yield	N/A	N/A	1.77%
Expected volatility	N/A	N/A	35.30
Risk-free interest rate	N/A	N/A	2.23
Expected term	N/A	N/A	10.0 years
Weighted-average grant date fair value per option granted	N/A	N/A	$4.74

A summary of the Company’s stock option plan awards activity for the year ended December 31, 2017 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	603,820	$10.19
Granted	—	—
Exercised	(134,880)	9.70
Forfeited or expired	(16,000)	13.80
Outstanding at December 31, 2017	452,940	10.21	4.48	$2,402,096
Expected to vest assuming a 3% forfeiture rate over the vesting term	450,420	10.20	4.47	2,391,816
Exercisable at December 31, 2017	368,940	9.93	3.97	2,059,436

As of December 31, 2017, there was $279,000 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.

Restricted Stock Awards

A summary of changes in nonvested restricted stock awards for the year ended December 31, 2017, follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	26,400	$9.13
Granted	10,434
Vested	(31,834)	8.72
Nonvested at December 31, 2017	5,000	10.88

Expected to vest assuming a 3% forfeiture rate over the vesting term	4,850

As of December 31, 2017 there was $28,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 0.5 years. The total fair value of shares vested during the years ended December 31, 2017, and 2016 were $187,000 and $367,000, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Federal Income Taxes

The components of income tax expense for the years indicated are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current	$3,204	$2,164	$717
Deferred	1,738	1,548	4,170
Total income tax expense	$4,942	$3,712	$4,887

On December 22, 2017, the U.S. Government enacted the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation of the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of the legislation. As a result of the Company’s revaluation, the DTA was reduced through a one-time increase to the provision for income tax of $807,000.

A reconciliation of the tax provision based on the statutory corporate rate of 35% during the years ended December 31, 2017, 2016 and 2015 on pretax income is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income tax expense at statutory rate	$4,697	$4,412	$4,917
Income tax effect of:
Tax exempt interest, net	(107)	(103)	(38)
Change in valuation allowance	—	—	(112)
Benefit of lower federal tax bracket	(98)	—	(39)
DTA revaluation	807	—	—
Other, net	(357)	(597)	159
Total income tax expense	$4,942	$3,712	$4,887

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The DTA, included in the accompanying consolidated balance sheets, consisted of the following at the dates indicated:

	December 31,
	2017	2016	2015
	(In thousands)
Deferred tax assets:
Charitable contributions	$—	$—	$7
ALLL	2,700	3,803	3,257
Reserve for unfunded commitments	98	131	187
Deferred compensation	329	592	646
Net unrealized loss on investments available-for-sale	259	557	—
Alternative minimum tax credit carryforward	—	45	1,375
Employee benefit plans	533	951	1,051
OREO market value adjustments	4	231	213
Accrued expenses	112	453	510
Core deposit intangible	5	—	—
Expenses to facilitate branch acquisition	62	—	—
Total deferred tax assets	$4,102	$6,763	$7,246
Deferred tax liabilities:
FHLB stock dividends	271	552	1,255
Loan origination fees and costs	1,321	1,477	870
Net unrealized gain on investments available for sale	—	—	44
Gain on fair value of cash flow hedge	320	467	—
Fixed assets	891	869	299
Goodwill	4	—	—
Other, net	84	256	222
Total deferred tax liabilities	$2,891	$3,621	$2,690
Deferred tax assets, net	$1,211	$3,142	$4,556

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

At December 31, 2017 and 2016, the Company had no net operating loss carryforward. During 2017, the remaining alternative tax credit carryforward of $45,000 was exhausted.

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
Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  In order to support a conclusion that a valuation allowance is not needed, management evaluates both positive and negative evidence under the “more likely than not” standard. The weight given to the potential effect

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of negative and positive evidence should be commensurate with the extent to which the strength of the evidence can be objectively verified. As of December 31, 2017, it was determined the full deferred tax asset would be realized in future periods and a valuation allowance would not be necessary.

Note 14 - Regulatory Capital Requirements

Under Federal regulations, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.

The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve Board capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, First Financial Northwest and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices.

The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table that follows) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets.

As of December 31, 2017, according to the most recent notification from the FDIC, the Bank was categorized as well‑capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Financial Northwest’s and the Bank’s actual capital amounts and ratios at December 31, 2017, and 2016, are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2017:
Total risk-based capital
Bank only	$134,292	13.77%	$78,006	8.00%	$97,507	10.00%
Parent company	153,885	15.75	78,147	8.00	97,683	10.00

Tier 1 risk-based capital
Bank only	122,090	12.52	58,504	6.00	78,006	8.00
Parent company	141,660	14.50	58,610	6.00	78,147	8.00

Common equity tier 1 capital (“CET1”)
Bank only	122,090	12.52	43,878	4.50	63,379	6.50
Parent company	141,660	14.50	43,957	4.50	63,494	6.50

Tier 1 leverage capital
Bank only	122,090	10.20	47,874	4.00	59,843	5.00
Parent company	141,660	11.82	47,955	4.00	59,944	5.00

December 31, 2016:
Total risk-based capital
Bank only	$130,078	15.61%	$66,662	8.00%	$83,328	10.00%
Parent company	149,890	17.93	66,874	8.00	83,592	10.00

Tier 1 risk-based capital
Bank only	119,652	14.36	49,997	6.00	66,662	8.00
Parent company	139,430	16.68	50,155	6.00	66,874	8.00

Common equity tier 1 capital
Bank only	119,652	14.36	37,498	4.50	54,163	6.50
Parent company	139,430	16.68	37,616	4.50	54,335	6.50

Tier 1 leverage capital
Bank only	119,652	11.17	42,846	4.00	53,558	5.00
Parent company	139,430	13.02	42,837	4.00	53,546	5.00

In addition to the minimum CET1, Tier 1, total capital and leverage ratios, First Financial Northwest and the Bank now have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer requirement began to be phased in on January 1, 2016 when more than 0.625% of risk-weighted assets was required, and increases by 0.625% on each subsequent January 1, until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of December 31, 2017, the conservation buffer requirement was 1.25% and First Financial Northwest’s and the Bank’s actual conservation buffer was 7.75% and 5.77%, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company makes loan commitments, typically unfunded loans and unused lines of credit, to accommodate the financial needs of its customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to extend credit totaled $126.4 million and $96.6 million at December 31, 2017, and 2016, respectively.

Lease Commitments. First Financial Northwest Bank has entered into lease commitments for its branches located in Mill Creek, Edmonds, Renton, Bellevue, Woodinville, Smokey Point, Lake Stevens, and Bothell, all in Washington. The following table sets forth, at December 31, 2017, the Bank’s commitment for future lease payments under our operating leases:

Years Ending December 31,	Future Minimum Lease Payments
(In thousands)
2018	$455
2019	483
2020	460
2021	283
2022	248
Thereafter	245
Total	$2,174

Legal Proceedings. The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from their regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the consolidated financial statements of the Company.

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

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2017	2016
	(In thousands)
Assets
Cash and cash equivalents	$151	$106
Interest-bearing deposits	14,309	13,299
Investment in subsidiaries	125,530	123,267
Receivable from subsidiaries	2,933	1,558
Other assets	47	102
Total assets	$142,970	$138,332

Liabilities and Stockholders’ Equity
Liabilities:
Payable to subsidiaries	$97	$58
Deferred tax liability, net	9	17
Other liabilities	230	132
Total liabilities	336	207
Stockholders’ equity	142,634	138,125
Total liabilities and stockholders’ equity	$142,970	$138,332

FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$47	$92	$143
Other income	—	—	2
Total operating income	47	92	145
Operating expenses:
Other expenses	1,534	1,913	1,440
Total operating expenses	1,534	1,913	1,440
Loss before provision for federal income taxes and equity in undistributed earnings of subsidiaries	(1,487)	(1,821)	(1,295)
Federal income tax benefit	(565)	(701)	(601)
Loss before equity in undistributed loss of subsidiaries	(922)	(1,120)	(694)
Equity in undistributed earnings of subsidiaries	9,401	10,012	9,854
Net income	$8,479	$8,892	$9,160

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$8,479	$8,892	$9,160
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(9,401)	(10,012)	(9,854)
Dividends received from subsidiary	8,528	4,417	6,785
ESOP, stock options, and restricted stock compensation	27	27	—
Change in deferred tax assets, net	(8)	40	1,101
Change in receivables from subsidiaries	(1,518)	1,578	(1,608)
Change in payables to subsidiaries	39	(26)	(32)
Change in other assets	55	4	(55)
Changes in other liabilities	98	21	(8)
Net cash provided by operating activities	6,299	4,941	5,489
Cash flows from investing activities:
Investments in subsidiaries	—	—	—
ESOP loan repayment	1,229	1,171	1,115
Net cash provided in investing activities	1,229	1,171	1,115
Cash flows from financing activities:
Proceeds from exercise of stock options	1,309	298	935
Proceeds for vested awards	371	370	282
Net share settlement of stock awards	(138)	(98)	—
Repurchase and retirement of common stock	(5,238)	(40,812)	(18,717)
Dividends paid	(2,777)	(2,803)	(3,237)
Net cash used by financing activities	(6,473)	(43,045)	(20,737)
Net increase (decrease) in cash	1,055	(36,933)	(14,133)
Cash and cash equivalents at beginning of year	13,405	50,338	64,471
Cash and cash equivalents at end of year	$14,460	$13,405	$50,338

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except share data)
Net income	$8,479	$8,892	$9,160
Earnings allocated to participating securities	(4)	(21)	(31)
Earnings allocated to common shareholders	$8,475	$8,871	$9,129

Basic weighted-average common shares outstanding	10,289,049	11,868,278	13,528,393
Dilutive effect of stock options	137,950	143,605	136,670
Dilutive effect of restricted stock grants	10,450	16,545	20,919
Diluted weighted-average common shares outstanding	10,437,449	12,028,428	13,685,982

Basic earnings per share	$0.82	$0.75	$0.67
Diluted earnings per share	$0.81	$0.74	$0.67

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. For the year ended December 31, 2017, there were no anti-dilutive shares outstanding related to options to acquire common stock. For the years ended December 31, 2016 and 2015, anti-dilutive shares outstanding related to options to acquire common stock totaled 60,000, and 225,000, respectively, because the incremental shares under the treasury stock method of calculation resulted in them being antidilutive.

Note 18 - Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last three years.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except share data)
2017
Total interest income	$10,998	$11,343	$12,003	$13,300
Total interest expense	2,136	2,346	2,628	2,912
Net interest income	8,862	8,997	9,375	10,388
Provision (recapture of provision) for loan losses	200	100	500	(1,200)
Net interest income after provision (recapture of provision) for loan losses	8,662	8,897	8,875	11,588
Total noninterest income	535	731	731	211
Total noninterest expense	6,068	6,836	6,836	7,069
Income before provision for income taxes	3,129	2,792	2,770	4,730
Provision for federal income tax expense	785	924	909	2,324
Net income	$2,344	$1,868	$1,861	$2,406

Basic earnings per share (1)	$0.23	$0.18	$0.18	$0.24
Diluted earnings per share	$0.22	$0.18	$0.18	$0.23

2016
Total interest income	$9,562	$9,896	$10,842	$11,409
Total interest expense	1,781	1,713	1,908	2,105
Net interest income	7,781	8,183	8,934	9,304
(Recapture of provision) provision for loan losses	(100)	600	900	(100)
Net interest income after (recapture of provision) provision for loan losses	7,881	7,583	8,034	9,404
Total noninterest income	480	708	673	790
Total noninterest expense	5,773	6,072	5,254	5,850
Income before provision for income taxes	2,588	2,219	3,453	4,344
Provision for federal income tax expense	763	779	847	1,323
Net income	$1,825	$1,440	$2,606	$3,021

Basic earnings per share (1)	$0.14	$0.12	$0.22	$0.29
Diluted earnings per share (1)	$0.14	$0.11	$0.22	$0.29

2015
Total interest income	$9,154	$9,221	$9,358	$9,464
Total interest expense	1,632	1,653	1,694	1,772
Net interest income	7,522	7,568	7,664	7,692
Recapture of provision for loan losses	(100)	(500)	(700)	(900)
Net interest income after recapture of provision for loan losses	7,622	8,068	8,364	8,592
Total noninterest income	91	357	447	384
Total noninterest expense	4,290	4,874	5,381	5,333
Income before provision (benefit) for income taxes	3,423	3,551	3,430	3,643
Provision for federal income tax expense	1,194	1,183	984	1,526
Net income	$2,229	$2,368	$2,446	$2,117

Basic earnings per share	$0.16	$0.17	$0.18	$0.16
Diluted earnings per share	$0.16	$0.17	$0.18	$0.16
(1) Basic and diluted quarterly earnings per share may not equal total for year due to rounding.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Subsequent Events

On January 24, 2018, we received a $20.0 million payment on our largest loan. This construction/land loan had a balance of $22.0 million at December 31, 2017.

On February 21, 2018, we received a $4.0 million payment from a borrower for the remaining balances of previously charged off loans, resulting in a $3.1 million recovery and the recognition of $914,000 of interest income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2017 under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of our senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2017, First Financial Northwest’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to First Financial Northwest management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

First Financial Northwest’s management assessed the effectiveness of First Financial Northwest’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, First Financial Northwest’s management believes that, as of December 31, 2016, First Financial Northwest’s internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included in Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2017 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under the section captioned “Proposal 1 - Election of Directors” in First Financial Northwest’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference.

For information regarding the executive officers of First Financial Northwest and the Bank, see the information contained herein under the section captioned “Item 1. Business - Personnel - Executive Officers of the Registrant.”

Audit Committee Financial Expert

At December 31, 2017 our Audit Committee was composed of Directors Roger H. Molvar (Chairman), Joann E. Lee and Richard M. Riccobono. Each member of the Audit Committee is “independent” as defined in listing standards of The Nasdaq Stock Market LLC. Our Board of Directors has designated Directors Roger H. Molvar, Joann E. Lee and Richard M. Riccobono as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K. Directors Roger H. Molvar, Joann E. Lee and Richard M. Riccobono are independent as that term is used in Item 407(d)(5)(i)(B) of SEC’s Regulation S-K.

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

(d)    Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest’s equity compensation plans as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2008 Equity Incentive Plan(1)	452,940	$10.21	—
2016 Equity Incentive Plan (2)	—	—	1,351,028
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	452,940	$10.21	1,351.028
___________________
(1) The restricted shares granted under the 2008 Equity Incentive Plan were purchased by First Financial Northwest in open market transactions and subsequently issued to First Financial Northwest’s directors and certain employees. As of December 31, 2017, there were 839,634 restricted shares granted pursuant to the 2008 Equity Incentive Plan.
(2) The shares available for grant under the 2016 Equity Incentive Plan include 375,514 shares of restricted stock. Each share granted as restricted stock reduces the total available shares for grant by two shares.

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

Item 14. Principal Accounting Fees and Services

The information required by this item under the section captioned "Proposal 4- Ratification of the appointment of Moss Adams as our independent auditor for 2018” in the Proxy Statement is incorporated herein by reference.

Table of Contents

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements (8)
10.7	Form of restricted stock award agreement (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (3)
10.9	Separation Agreement and General Release between First Financial Northwest Bank and Gregg DeRitis dated August 31, 2017 (9)
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
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

______________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2017.

(3)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 11, 2017.

(6)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2016.

(8)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.

(9)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September, 8, 2017.

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 9, 2018	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger H. Molvar	Chairman of the Board and Director	March 9, 2018
Roger H. Molvar

/s/ Joseph W. Kiley III	President, Chief Executive Officer and Director	March 9, 2018
Joseph W. Kiley III	(Principal Executive Officer)

/s/ Richard P. Jacobson	Chief Financial Officer and Director	March 9, 2018
Richard P. Jacobson	(Principal Financial Officer)

/s/ Christine A. Huestis	Vice President and Controller	March 9, 2018
Christine A. Huestis	(Principal Accounting Officer)

/s/ Gary F. Faull	Director	March 9, 2018
Gary F. Faull

/s/ Joann E. Lee	Director	March 9, 2018
Joann E. Lee

/s/ Kevin D. Padrick	Director	March 9, 2018
Kevin D. Padrick

/s/ Daniel L. Stevens	Director	March 9, 2018
Daniel L. Stevens

/s/ Richard M. Riccobono	Director	March 9, 2018
Richard M. Riccobono

Exhibit Index

Exhibit No.	Description
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.