Form 10-Q
period 2018-03-31
First Financial Northwest, Inc.
filed 2018-05-08
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 6, 2018, 10,779,424 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	March 31, 2018	December 31, 2017
Assets
	(Unaudited)
Cash on hand and in banks	$6,595	$9,189
Interest-earning deposits with banks	13,954	6,942
Investments available-for-sale, at fair value	142,872	132,242
Loans receivable, net of allowance of $13,136 and $12,882	991,138	988,662
Federal Home Loan Bank ("FHLB") stock, at cost	9,450	9,882
Accrued interest receivable	3,981	4,084
Deferred tax assets, net	1,362	1,211
Other real estate owned ("OREO")	483	483
Premises and equipment, net	21,208	20,614
Bank owned life insurance ("BOLI"), net	29,276	29,027
Prepaid expenses and other assets	3,922	5,738
Goodwill	889	889
Core deposit intangible	1,228	1,266
Total assets	$1,226,358	$1,210,229

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$48,135	$45,434
Interest-bearing deposits	815,094	794,068
Total deposits	863,229	839,502
FHLB Advances	200,000	216,000
Advance payments from borrowers for taxes and insurance	4,478	2,515
Accrued interest payable	270	326
Other liabilities	9,626	9,252
Total liabilities	1,077,603	1,067,595

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 10,779,424 shares at March 31, 2018, and 10,748,437 shares at December 31, 2017	108	107
Additional paid-in capital	94,527	94,173
Retained earnings, substantially restricted	60,767	54,642
Accumulated other comprehensive loss, net of tax	(1,568)	(928)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(5,079)	(5,360)
Total stockholders' equity	148,755	142,634
Total liabilities and stockholders' equity	$1,226,358	$1,210,229

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income
Loans, including fees	$13,042	$10,027
Investments available-for-sale	929	845
Interest-earning deposits with banks	38	44
Dividends on FHLB stock	104	82
Total interest income	14,113	10,998
Interest expense
Deposits	2,276	1,691
FHLB advances and other borrowings	853	445
Total interest expense	3,129	2,136
Net interest income	10,984	8,862
(Recapture of provision) provision for loan losses	(4,000)	200
Net interest income after (recapture of provision) provision for loan losses	14,984	8,662
Noninterest income
BOLI income	249	201
Wealth management revenue	99	140
Deposit related fees	161	71
Loan related fees	134	120
Other	3	3
Total noninterest income	646	535
Noninterest expense
Salaries and employee benefits	4,662	4,285
Occupancy and equipment	769	480
Professional fees	328	439
Data processing	324	240
OREO related expenses, net	1	40
Regulatory assessments	155	96
Insurance and bond premiums	106	99
Marketing	107	48
Other general and administrative	575	341
Total noninterest expense	7,027	6,068
Income before federal income tax provision	8,603	3,129
Federal income tax provision	1,761	785
Net income	$6,842	$2,344
Basic earnings per common share	$0.67	$0.23
Diluted earnings per common share	$0.66	$0.22
Basic weighted average number of common shares outstanding	10,210,828	10,319,722
Diluted weighted average number of common shares outstanding	10,336,566	10,504,046
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$6,842	$2,344
Other comprehensive income, before tax:
Unrealized holding (losses) gains on investments available-for-sale	(1,473)	377
Tax benefit (provision)	309	(132)
Gain on cash flow hedge	663	63
Tax provision	(139)	(22)
Other comprehensive (loss) income, net of tax	$(640)	$286
Total comprehensive income	$6,202	$2,630

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2016	10,938,251	$109	$96,852	$48,981	$(1,328)	$(6,489)	$138,125
Net income	—	—	—	2,344	—	—	2,344
Other comprehensive income	—	—	—	—	286	—	286
Exercise of stock options	97,540	1	953	—	—	—	954
Compensation related to stock options and restricted stock awards	—	—	110	—	—	—	110
Allocation of 28,214 ESOP shares	—	—	271	—	—	282	553
Cash dividend declared and paid ($0.06 per share)	—	—	—	(623)	—	—	(623)
Balances at March 31, 2017	11,035,791	$110	$98,186	$50,702	$(1,042)	$(6,207)	$141,749

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2017	10,748,437	$107	$94,173	$54,642	$(928)	$(5,360)	$142,634
Net income	—	—	—	6,842	—	—	6,842
Other comprehensive (loss) income	—	—	—	—	(640)	—	(640)
Exercise of stock options	10,000	—	98	—	—	—	98
Issuance of common stock - restricted stock awards, net	20,987	1	—	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	83	—	—	—	83
Allocation of 28,213 ESOP shares	—	—	173	—	—	281	454
Cash dividend declared and paid ($0.07 per share)	—	—	—	(717)	—	—	(717)
Balances at March 31, 2018	10,779,424	$108	$94,527	$60,767	$(1,568)	$(5,079)	$148,755

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$6,842	$2,344
Adjustments to reconcile net income to net cash provided by operating activities:
(Recapture of provision) provision for loan losses	(4,000)	200
OREO market value adjustments	—	50
Net amortization of premiums and discounts on investments	274	167
Depreciation of premises and equipment	401	260
Deferred federal income taxes	19	81
Allocation of ESOP shares	454	553
Stock compensation expense	84	110
Increase in cash surrender value of BOLI	(249)	(201)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	2,517	(165)
Net increase in advance payments from borrowers for taxes and insurance	1,963	1,833
Decrease (increase) in accrued interest receivable	103	(242)
(Decrease) increase in accrued interest payable	(56)	6
Increase in other liabilities	374	242
Net cash provided by operating activities	8,726	5,238
Cash flows from investing activities:
Proceeds from calls and maturities of investments available-for-sale	2,000	26
Principal repayments on investments available-for-sale	1,601	2,790
Purchases of investments available-for-sale	(15,978)	(3,008)
Net decrease (increase) in loans receivable	1,524	(23,925)
Purchase (redemption) of FHLB stock	432	(71)
Purchase of premises and equipment	(995)	(711)
Purchase of BOLI	—	(3,180)
Net cash used by investing activities	(11,416)	(28,079)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities:
Net increase in deposits	$23,727	$17,231
Advances from the FHLB	140,000	—
Repayments of advances from the FHLB	(156,000)	—
Proceeds from stock options exercises	98	954
Dividends paid	(717)	(623)
Net cash provided by financing activities	7,108	17,562
Net increase (decrease) in cash and cash equivalents	4,418	(5,279)
Cash and cash equivalents at beginning of period	16,131	31,352
Cash and cash equivalents at end of period	$20,549	$26,073

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$3,185	$2,130

Noncash items:
Change in unrealized loss on investments available-for-sale	$(1,473)	$377
Change in gain on cash flow hedge	$663	$63

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

As of March 31, 2018, First Financial Northwest Bank had nine locations in Washington with the headquarters and three additional branch locations in King County and five branch locations in Snohomish County. The Bank acquired four bank branches (one in King and three in Snohomish counties) and $74.7 million in retail deposits from Opus Bank on August 25, 2017. No loans were acquired in this transaction. The Bank’s tenth branch opened in Bothell, Washington, in April 2018. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, and the fair value of financial instruments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2018

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. These standards were effective for interim and annual periods beginning after December 15, 2017. The Company has analyzed its sources of noninterest income to determine when the satisfaction of the performance obligation occurs and the appropriate recognition of revenue. The adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements. For more discussion on this topic, see Note 12 - Revenue Recognition in this report.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments in this ASU require an entity to disclose the fair value of its financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has updated the fair value disclosure on Note 7 in this report to reflect adoption of this standard, to include using the exit price notion in the fair value disclosure of financial instruments. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the appropriate classification of eight specific cash flow issues on the cash flow statement. Debt prepayment costs should be classified as an outflow for financing activities. Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities. Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities. Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities. Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not currently have items on its cash flow statement that were impacted by adoption of this ASU and therefore adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU 2017-01, Business Combinations (Topic 805). This ASU clarifies the definition of a business to assist in determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when a set of assets and activities is not a business, thereby reducing the number of transactions requiring further evaluation. If the screen is not met, the amendments in this ASU further provide a framework to evaluate if the criteria is present to qualify for a business. This ASU was effective for annual periods beginning after December 15, 2017. Adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements.

In May 2017, FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. This ASU was effective for reporting periods beginning after December 15, 2017. The Company has not had any modifications on share-based payment awards and therefore the adoption of ASU No. 2017-09 did not have a material impact on the Company’s consolidated financial statements.

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the net deferred tax asset (“DTA”) to the new corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act. This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

permitted. The Company adopted this ASU as of December 31, 2017, which resulted in reclassifying a net unrealized gain from the change in tax rate with an increase to accumulated other comprehensive income and a decrease to retained earnings by $41,000, respectively.

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act, and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of March 31, 2018, the Company did not incur any adjustments to the provisional recognition.

Recent Accounting Pronouncements

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is evaluating our current expected loss methodology of our loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to our ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. We are in the process of compiling historical data that will be used to calculate expected credit losses on our loan portfolio to ensure we are fully compliant with the ASU at the adoption date and are evaluating the potential impact adoption of this ASU will have on our consolidated financial statements. The Company intends to adopt ASU 2016-13 in the first quarter of 2020, and as a result, we expect our allowance for loan losses to increase. Until our evaluation is complete, however, the magnitude of the increase will be unknown.

In January 2017, FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU simplifies the impairment calculation for subsequent measurement of goodwill by eliminating the step of comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity will evaluate the carrying amount of a reporting unit to its fair value, as if the reporting unit had been acquired in a business combination. An impairment charge should be recognized for the amount that the carrying amount exceeds the fair value, not to exceed the amount

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of goodwill. The income tax effect should be considered for any tax deductible goodwill when measuring the impairment loss. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for reporting periods after January 1, 2017. The Company recognized goodwill from its recent branch acquisition and is adopting this ASU for the annual goodwill impairment test in 2018. Adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2017, FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating its available-for-sale securities that fit the criteria of this ASU but has not yet quantified the impact. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2017, FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU was issued to provide investors better insight to an entity’s risk management hedging strategies by permitting companies to recognize the economic results of its hedging strategies in its financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving non-financial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company intends to adopt this ASU during 2018, however its current cash flow hedge will not likely be impacted by the adoption of ASU 2017-12, and consequently, is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$29,532	$26	$(863)	$28,695
Freddie Mac	5,469	3	(103)	5,369
Ginnie Mae	21,982	11	(1,094)	20,899
Municipal bonds	13,090	52	(97)	13,045
U.S. Government agencies	51,005	101	(490)	50,616
Corporate bonds	24,500	260	(512)	24,248
Total	$145,578	$453	$(3,159)	$142,872

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$26,961	$69	$(466)	$26,564
Freddie Mac	5,510	18	(56)	5,472
Ginnie Mae	22,288	14	(726)	21,576
Municipal bonds	13,126	290	(21)	13,395
U.S. Government agencies	43,088	81	(536)	42,633
Corporate bonds	22,502	527	(427)	22,602
Total	$133,475	$999	$(2,232)	$132,242

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	March 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$20,250	$(340)	$6,597	$(523)	$26,847	$(863)
Freddie Mac	5,142	(103)	—	—	5,142	(103)
Ginnie Mae	6,233	(205)	13,870	(889)	20,103	(1,094)
Municipal bonds	6,015	(97)	—	—	6,015	(97)
U.S. Government agencies	34,681	(377)	1,713	(113)	36,394	(490)
Corporate bonds	1,500	—	6,987	(512)	8,487	(512)
Total	$73,821	$(1,122)	$29,167	$(2,037)	$102,988	$(3,159)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$15,202	$(91)	$6,759	$(375)	$21,961	$(466)
Freddie Mac	3,189	(56)	—	—	3,189	(56)
Ginnie Mae	6,454	(61)	14,234	(665)	20,688	(726)
Municipal bonds	1,403	(21)	—	—	1,403	(21)
U.S. Government agencies	33,268	(435)	1,800	(101)	35,068	(536)
Corporate bonds	1,499	(1)	7,074	(426)	8,573	(427)
Total	$61,015	$(665)	$29,867	$(1,567)	$90,882	$(2,232)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At March 31, 2018 and December 31, 2017, the Company had 49 securities and 36 securities in an unrealized loss position, respectively, with 13 of these securities in an unrealized loss position for 12 months or more at both dates. Management reviewed the financial condition of the entities issuing municipal or corporate bonds at March 31, 2018 and December 31, 2017, and determined that an OTTI charge was not warranted.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and estimated fair value of investments available-for-sale at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2018
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$4,491	$4,491
Due after one year through five years	2,197	2,189
Due after five years through ten years	24,447	24,151
Due after ten years	57,460	57,078
	88,595	87,909
Mortgage-backed investments	56,983	54,963
Total	$145,578	$142,872

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $13.8 million and $14.2 million were pledged as collateral for public deposits at March 31, 2018 and December 31, 2017, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three months ended March 31, 2018, we had a maturity of one investment security of $2.0 million, generating no gain or loss. For the three months ended March 31, 2017, we had calls on investment securities of $26,000, generating no gain or loss. There were no sales of available-for-sale investment securities during either period.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$162,544	$148,304
Permanent non-owner occupied	133,351	130,351
	295,895	278,655

Multifamily	190,392	184,902

Commercial real estate	366,774	361,842

Construction/land:
One-to-four family residential	97,779	87,404
Multifamily	85,773	108,439
Commercial	5,735	5,325
Land	13,299	36,405
	202,586	237,573

Business	24,237	23,087
Consumer	11,131	9,133
Total loans	1,091,015	1,095,192

Less:
Loans in process ("LIP")	85,576	92,498
Deferred loan fees, net	1,165	1,150
Allowance for loan and lease losses ("ALLL")	13,136	12,882
Loans receivable, net	$991,138	$988,662

At March 31, 2018, loans totaling $469.7 million were pledged to secure borrowings from the FHLB of Des Moines compared to $422.6 million at December 31, 2017.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended March 31, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,837	$1,820	$4,418	$2,816	$694	$297	$12,882
Charge-offs	—	—	—	—	—	—	—
Recoveries	4,240	—	14	—	—	—	4,254
(Recapture) provision	(3,840)	64	58	(362)	46	34	(4,000)
Ending balance	$3,237	$1,884	$4,490	$2,454	$740	$331	$13,136

ALLL by category:
General reserve	$3,168	$1,884	$4,464	$2,454	$740	$331	$13,041
Specific reserve	69	—	26	—	—	—	95

Loans: (1)
Total loans	$295,895	$190,392	$366,231	$117,554	$24,237	$11,131	$1,005,440
Loans collectively evaluated for impairment (2)	283,866	189,264	363,059	117,554	24,237	11,038	989,018
Loans individually evaluated for impairment (3)	12,029	1,128	3,172	—	—	93	16,422
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2018, past due loans were 0.02% of total loans receivable, net of LIP. In comparison, past due loans were 0.01% of total loans receivable, net of LIP at December 31, 2017. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of March 31, 2018
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$101	$124	$225	$162,319	$162,544
Non-owner occupied	—	—	—	—	133,351	133,351
Multifamily	—	—	—	—	190,392	190,392
Commercial real estate	—	—	—	—	366,231	366,231
Construction/land	—	—	—	—	117,554	117,554
Total real estate	—	101	124	225	969,847	970,072
Business	—	—	—	—	24,237	24,237
Consumer	—	—	—	—	11,131	11,131
Total loans	$—	$101	$124	$225	$1,005,215	$1,005,440
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at March 31, 2018.
(2) Net of LIP.

	Loans Past Due as of December 31, 2017
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$101	$—	$—	$101	$148,203	$148,304
Non-owner occupied	—	—	—	—	130,351	130,351
Multifamily	—	—	—	—	184,902	184,902
Commercial real estate	—	—	—	—	361,299	361,299
Construction/land	—	—	—	—	145,618	145,618
Total real estate	101	—	—	101	970,373	970,474
Business	—	—	—	—	23,087	23,087
Consumer	—	—	—	—	9,133	9,133
Total loans	$101	$—	$—	$101	$1,002,593	$1,002,694
_________________

(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2017.
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonaccrual Loans. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	March 31, 2018	December 31, 2017
	(In thousands)
One-to-four family residential	$125	$128
Consumer	50	51
Total nonaccrual loans	$175	$179

During the three months ended March 31, 2018, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $6,000. For the three months ended March 31, 2017, foregone interest on nonaccrual loans was $9,000.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	March 31, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$295,770	$190,392	$366,231	$117,554	$24,237	$11,081	$1,005,265
Nonperforming (3)	125	—	—	—	—	50	175
Total loans	$295,895	$190,392	$366,231	$117,554	$24,237	$11,131	$1,005,440
_____________

(1)	Net of LIP.

(2)	There were $162.4 million of owner-occupied one-to-four family residential loans and $133.4 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	The $125,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

	December 31, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$278,527	$184,902	$361,299	$145,618	$23,087	$9,082	$1,002,515
Nonperforming (3)	128	—	—	—	—	51	179
Total loans	$278,655	$184,902	$361,299	$145,618	$23,087	$9,133	$1,002,694
_____________

(1) Net of LIP.
(2) There were $148.2 million of owner-occupied one-to-four family residential loans and $130.3 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) The $128,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document. There were no funds committed to be advanced in connection with impaired loans at either March 31, 2018, or December 31, 2017.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	March 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,306	$1,502	$—
Non-owner occupied	6,906	6,906	—
Multifamily	1,128	1,128	—
Commercial real estate	1,059	1,059	—
Consumer	93	143	—
Total	10,492	10,738	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	520	566	3
Non-owner occupied	3,297	3,318	66
Commercial real estate	2,113	2,113	26
Total	5,930	5,997	95
Total impaired loans:
One-to-four family residential:
Owner occupied	1,826	2,068	3
Non-owner occupied	10,203	10,224	66
Multifamily	1,128	1,128	—
Commercial real estate	3,172	3,172	26
Consumer	93	143	—
Total	$16,422	$16,735	$95
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,314	$25	$2,114	$31
Non-owner occupied	7,658	127	15,495	211
Multifamily	1,131	18	1,358	19
Commercial real estate	1,062	19	2,942	53
Consumer	94	2	102	2
Total	11,259	191	22,011	316

Loans with an allowance:
One-to-four family residential:
Owner occupied	521	9	1,892	26
Non-owner occupied	3,304	47	4,203	55
Commercial real estate	2,121	34	753	10
Construction/land	—	—	248	—
Total	5,946	90	7,096	91

Total impaired loans:
One-to-four family residential:
Owner occupied	1,835	34	4,006	57
Non-owner occupied	10,962	174	19,698	266
Multifamily	1,131	18	1,358	19
Commercial real estate	3,183	53	3,695	63
Construction/land	—	—	248	—
Consumer	94	2	102	2
Total	$17,205	$281	$29,107	$407

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At March 31, 2018, the TDR portfolio totaled $16.2 million. At December 31, 2017, the TDR portfolio totaled $17.8 million. At both dates, all TDRs were performing according to their modified repayment terms.

There were no loans modified as TDRs for the three months ended March 31, 2018 or 2017. At March 31, 2018, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three months ended March 31, 2018 and 2017.

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three months ended March 31, 2018, and March 31, 2017, no loans that had been modified in the previous 12 months defaulted.

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

Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at March 31, 2018 and December 31, 2017.

The following tables represent a summary of loans by type and risk category at the dates indicated:

	March 31, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$292,894	$190,392	$363,237	$117,554	$24,237	$10,893	$999,207
Special mention	2,333	—	2,441	—	—	188	4,962
Substandard	668	—	553	—	—	50	1,271
Total loans	$295,895	$190,392	$366,231	$117,554	$24,237	$11,131	$1,005,440
 _____________

(1) Net of LIP.

	December 31, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$275,653	$184,902	$358,285	$145,618	$23,087	$8,893	$996,438
Special mention	2,329	—	2,459	—	—	188	4,976
Substandard	673	—	555	—	—	52	1,280
Total loans	$278,655	$184,902	$361,299	$145,618	$23,087	$9,133	$1,002,694
  _____________

(1) Net of LIP.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$483	$2,331
Market value adjustments	—	(50)
Balance at end of period	$483	$2,281

For the three months ended March 31, 2018, there were no OREO properties sold and no market value adjustments taken on the remaining properties in OREO. During the three months ended March 31, 2017, a $50,000 market value adjustment was recognized prior to the sale of the one OREO property sold during a subsequent period. OREO at March 31, 2018 consisted of $483,000 in commercial real estate properties. At March 31, 2018, there were no loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 7 - Fair Value

The fair value of financial instruments presented in this note, with the exception of loans receivable, are based on the same methodology as presented in Note 7 of the Company’s 2017 10-K. The Company has adopted ASU 2016-01, and therefore is measuring the fair value of loans receivable under the exit price notion rather than the previous method of entry price notion. Under the entry price notion, the fair value estimate of loans receivable was based on discounted cash flow. At March 31, 2018, the exit price notion used to estimate the fair value of loans receivable was based on similar techniques, with the addition of current origination spreads, liquidity premiums, or credit adjustments. The fair value of nonperforming loans is based on the underlying value of the collateral for periods prior to and after adoption of ASU 2016-01.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at March 31, 2018 and December 31, 2017:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at March 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$28,695	$—	$28,695	$—
Freddie Mac	5,369	—	5,369	—
Ginnie Mae	20,899	—	20,899	—
Municipal bonds	13,045	—	13,045	—
U.S. Government agencies	50,616	—	50,616	—
Corporate bonds	24,248	—	24,248	—
Total available-for-sale investments	142,872	—	142,872	—
Derivative fair value asset	2,189	—	2,189	—
Total	$145,061	$—	$145,061	$—

	Fair Value Measurements at December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$26,564	$—	$26,564	$—
Freddie Mac	5,472	—	5,472	—
Ginnie Mae	21,576	—	21,576	—
Municipal bonds	13,395	—	13,395	—
U.S. Government agencies	42,633	—	42,633	—
Corporate bonds	22,602	—	22,602	—
Total available-for-sale investments	132,242	—	132,242	—
Derivative fair value asset	1,526	—	1,526	—
Total	$133,768	$—	$133,768	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at March 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$16,327	$—	$—	$16,327
OREO	483	—	—	483
Total	$16,810	$—	$—	$16,810
_____________

(1)	Total fair value of impaired loans is net of $95,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$17,849	$—	$—	$17,849
OREO	483	—	—	483
Total	$18,332	$—	$—	$18,332
_____________

(1)    Total fair value of impaired loans is net of $135,000 of specific reserves on performing TDRs.

The fair value of impaired loans reflects the exit price and is calculated using the collateral value method or on a discounted cash flow basis. Inputs used in the collateral value method include appraised values, less estimated costs to sell. Some of these inputs may not be observable in the marketplace. Appraised values may be discounted based on management’s knowledge of the marketplace, subsequent changes in market conditions, or management’s knowledge of the borrower.

OREO properties are measured at the lower of their carrying amount or fair value, less estimated costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$16,327	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$483	Market approach	Appraised value less selling costs	0.0% (0.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$17,849	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$483	Market approach	Appraised value less selling costs	0.0% (0.0%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	March 31, 2018
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$6,595	$6,595	$6,595	$—	$—
Interest-earning deposits with banks	13,954	13,954	13,954	—	—
Investments available-for-sale	142,872	142,872	—	142,872	—
Loans receivable, net	991,138	982,143	—	—	982,143
FHLB stock	9,450	9,450	—	9,450	—
Accrued interest receivable	3,981	3,981	—	3,981	—
Derivative fair value asset	2,189	2,189	—	2,189	—

Financial Liabilities:
Deposits	449,835	449,835	449,835	—	—
Certificates of deposit, retail	337,906	334,254	—	334,254	—
Certificates of deposit, brokered	75,488	75,043	—	75,043	—
Advances from the FHLB	200,000	196,921	—	196,921	—
Accrued interest payable	270	270	—	270	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2017
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$9,189	$9,189	$9,189	$—	$—
Interest-earning deposits with banks	6,942	6,942	6,942	—	—
Investments available-for-sale	132,242	132,242	—	132,242	—
Loans receivable, net	988,662	980,578	—	—	980,578
FHLB stock	9,882	9,882	—	9,882	—
Accrued interest receivable	4,084	4,084	—	4,084	—
Derivative fair value asset	1,526	1,526	—	1,526	—

Financial Liabilities:
Deposits	430,750	430,750	430,750	—	—
Certificates of deposit, retail	333,264	331,199	—	331,199	—
Certificates of deposit, brokered	75,488	74,947	—	74,947	—
Advances from the FHLB	216,000	214,477	—	214,477	—
Accrued interest payable	326	326	—	326	—

Fair value estimates are measured at the exit price notion. The methods and calculation assumptions are set forth below for the Company’s financial instruments:

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

•
Loans receivable: Prior to the adoption of ASU 2016-01, loan fair value estimates were primarily calculated using discounted cash flows. With the adoption of ASU 2016-01, the fair value of loans receivable at March 31, 2018 were calculated from inputs reflective of current market pricing for similar instruments, to include current origination spreads, liquidity premiums, and credit adjustments. The fair value of nonperforming loans is estimated using the fair value of the underlying collateral.

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

Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the hedge instrument as compared to the three-month LIBOR interest received from the counterparty. At March 31, 2018, the fair value of the cash flow hedge of $2.2 million was reported with other assets. The tax effected amount of $524,000 was included in Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statements for the quarters ended March 31, 2018 or 2017 related to ineffectiveness.

Fair value for this derivative instrument, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of this derivative instrument as of March 31, 2018 and December 31, 2017:

	Balance Sheet Location	Fair Value at March 31, 2018	Fair Value at December 31, 2017
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other Assets	$2,189	$1,526

Total derivatives		$2,189	$1,526

The following table presents the effect of this derivative instrument on the Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2018 and December 31, 2017:

	Balance Sheet Location	Amount Recognized in OCI at March 31, 2018	Amount Recognized in OCI at December 31, 2017
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other assets	$524	$125

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At March 31, 2018, the remaining 5,000 shares of unvested restricted stock awards under the 2008 Plan are expected to vest in 2018. In addition, 84,000 stock options granted under the 2008 Plan are expected to vest and be available for exercise, and an additional 358,940 stock options from the 2008 Plan were available for exercise at March 31, 2018, subject to the 2008 Plan provisions. At March 31, 2018, there were 1,309,054 total shares available for grant under the 2016 Plan, including 354,527 shares available to be granted as restricted stock.

For the three months ended March 31, 2018 and 2017, total compensation expense for the 2008 and 2016 Plans was $84,000 and $110,000, respectively, and the related income tax benefit was $18,000 and $39,000, respectively.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the Company’s stock option plan awards and activity for the three months ended March 31, 2018, follows:

	For the Three Months Ended March 31, 2018
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2018	452,940	$10.21		$2,402,096
Exercised	(10,000)	9.78
Outstanding at March 31, 2018	442,940	10.22	4.33	2,894,042
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	440,420	10.21	4.31	2,880,637
Exercisable at March 31, 2018	358,940	9.93	3.82	2,447,222

As of March 31, 2018, there was $232,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.76 years. There were no stock options granted during the three months ended March 31, 2018.

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

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2018, follows:

	For the Three Months Ended March 31, 2018
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	5,000	$10.88
Granted	20,987	15.90
Nonvested at March 31, 2018	25,987	14.93
Expected to vest assuming a 3% forfeiture rate over the vesting term	25,207	14.93

As of March 31, 2018, there was $316,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of 0.90 years.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except share data)
Net income	$6,842	$2,344
Less: Earnings allocated to participating securities	(16)	(5)
Earnings allocated to common shareholders	$6,826	$2,339

Basic weighted average common shares outstanding	10,210,828	10,319,722
Dilutive stock options	122,465	171,028
Dilutive restricted stock grants	3,273	13,296
Diluted weighted average common shares outstanding	10,336,566	10,504,046

Basic earnings per share	$0.67	$0.23
Diluted earnings per share	$0.66	$0.22

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2018 and 2017, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

The Branch Acquisition was accounted for under the acquisition method of accounting, and accordingly, the assets received and liabilities assumed were recorded at their fair market value as of August 25, 2017. The application of the acquisition method of accounting resulted in recognition of a core deposit intangible asset (“CDI”) of $1.3 million and goodwill of $889,000. The acquired CDI has been determined to have a useful life of approximately ten years and is amortized on an accelerated basis. Goodwill is not amortized but will be evaluated for impairment on an annual basis, or more often if circumstances dictate, to determine if the carrying value remains appropriate.

The operating results of the Company include the operating results produced by the acquired liabilities and additional branch locations. For illustrative purposes, the following table provides certain unaudited pro forma information for the three months ended March 31, 2017, with the information calculated as if the four Opus branches had been acquired as of January 1, 2017, the beginning of the year prior to the date of acquisition. The pro forma information is an estimate of the additional interest expense, noninterest income and noninterest expense that might have been incurred during this period. The unaudited pro forma

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

statement does not include interest income earned on the investment of the acquired funds into either loans receivable or available-for-sale investment securities. Actual results would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma
Three Months Ended March 31, 2017
(In thousands except share data)
Total revenues (net interest income plus noninterest income)	$9,293
Net income	1,970
Earnings per share - basic	0.19
Earnings per share - diluted	0.19

The Company recognized acquisition related expenses of $4,000 for the three months ended March 31, 2018, and no acquisition related expenses for the three months ended March 31, 2017.

The following table includes noninterest expenses for the four acquired branches for the three months ended March 31, 2018. These expenses are included in the Consolidated Income Statements in Item 1 of this report:

Three Months Ended March 31, 2018
(In thousands)
Salaries and employee benefits	$286
Occupancy and equipment	81
Marketing	5
Other general and administrative	23
Total noninterest expense	$395

Note 12 - Revenue Recognition

In accordance with Topic 606, revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. To determine the appropriate recognition of revenue for transactions within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when the entity satisfies a performance obligation. A contract may not exist if there are doubts as to collectability of the amounts the Company is entitled to in exchange for the goods or services transferred. If a contract is determined to be within the scope of Topic 606, the Company recognizes revenue as it satisfies a performance obligation. The largest portion of the Company’s revenue is from net interest income which is not in the scope of Topic 606.

Disaggregation of Revenue

The following table includes the Company’s noninterest income disaggregated by type of service for the three months ended March 31, 2018 and 2017:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
BOLI change in cash surrender value (1)	249	201
Wealth management revenue	99	140
Deposit related fees	63	42
Debit card and ATM fees	98	29
Loan related fees	87	35
Loan interest swap fees	47	85
Other	3	3
Total noninterest income	$646	$535
_______________
(1) Not in scope of Topic 606

For the three months ended March 31, 2018, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

Revenues recognized in scope of Topic 606

Wealth management revenue: Our wealth management revenue consists of commissions received on the investment portfolio managed by Bank personnel but held by a third party. Commissions are earned on brokerage services and advisory services based on contract terms at the onset of a new customer’s investment agreement or quarterly for ongoing services. Commissions are paid by the third party to the Bank when the performance obligation has been completed by both entities.

Deposit related fees: Fees are earned on our deposit accounts for various products or services performed for our customers. Fees include business account fees, non-sufficient fund fees, stop payment fees, wire services, safe deposit box, and others. These fees are recognized on a daily or monthly basis, depending on the type of service.

Debit card and ATM fees: Fees are earned when a debit card issued by the Bank is used or when other bank’s customers use our ATM services. Revenue is recognized at the time the fees are collected from the customer’s account or remitted by the VISA interchange network.

Loan related fees: Noninterest fee income is earned on our loans for servicing or annual fees on certain loan types.

Loan interest swap fees: For loans participating in an interest rate swap agreement, fees are earned at the onset of the agreement and are not contingent on any future performance or term length of the loan itself. The performance obligation is satisfied by entering into the contract and receipt of the fees from the counterparty.

Other: Fees earned on other services, such as merchant services or occasional non-recurring type services, are recognized at the time of the event or the applicable billing cycle.

Contract Balances

At March 31, 2018, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,”

“intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd Frank Act”) and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Overview

First Financial Northwest Bank (“the Bank”) is a wholly-owned subsidiary of First Financial Northwest, Inc. (“the Company”) and, as such, comprises substantially all of the activity for the Company. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and headquarters in Renton, Washington, as well as three retail branches in King County, Washington and five retail branches in Snohomish County, Washington. On August 25, 2017, the Bank completed the purchase of four retail branches in Woodinville in King County, and Lake Stevens, Clearview, and Smokey Point communities in Snohomish County and acquired $74.7 million in deposits. The Branch Acquisition expanded our retail footprint and provided an opportunity to extend our unique brand of community banking into those communities. In addition, in April 2018, the Bank opened a new branch office at The Junction, a new, mixed use development in Bothell, Washington.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. Recently, improvements in the economy, employment rates, stronger real estate prices, and a general lack of new housing inventory in certain areas in the Puget Sound region have resulted in our significantly increasing originations of construction loans for properties located in our market area. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These short term loans typically mature in six to eighteen months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 23 other states, including concentrations in California, Oregon and Arizona of $44.8 million, $17.6 million and $14.8 million, respectively.

In support of our strategic growth plan, the Bank has developed a national line of business to originate and service aircraft loans. These loans are collateralized by new or used, single-engine piston aircraft to light jets for business or personal use which have demonstrated an acceptable valuation history under industry accepted valuation resources. These loans will generally range in size from $250,000 to $8.0 million with underwriting guidelines primarily based on the asset value of the collateral with secondary emphasis placed on the ability of the borrower to repay the loan. We began originating aircraft loans in the fourth quarter of 2016. At March 31, 2018, our business loans included $10.5 million in fixed and adjustable rate aircraft loans.

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

Critical Accounting Policies

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or by using different assumptions. These policies govern the ALLL, the valuation of OREO, and the calculation of deferred taxes, fair values, and other-than-temporary impairments on the market value of investments and derivatives. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies with the 2017 Form 10-K. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the 2017 Form 10-K.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total assets were $1.23 billion at March 31, 2018, an increase of 1.3%, from $1.21 billion at December 31, 2017. The following table details the $16.1 million net change in the composition of our assets at March 31, 2018 from December 31, 2017.

	Balance at March 31, 2018	Change from December 31, 2017	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$6,595	$(2,594)	(28.2)%
Interest-earning deposits with banks	13,954	7,012	101.0
Investments available-for-sale, at fair value	142,872	10,630	8.0
Loans receivable, net	991,138	2,476	0.3
FHLB stock, at cost	9,450	(432)	(4.4)
Accrued interest receivable	3,981	(103)	(2.5)
Deferred tax assets, net	1,362	151	12.5
OREO	483	—	—
Premises and equipment, net	21,208	594	2.9
BOLI, net	29,276	249	0.9
Prepaid expenses and other assets	3,922	(1,816)	(31.6)
Goodwill	889	—	—
Core deposit intangible	1,228	(38)	(3.0)
Total assets	$1,226,358	$16,129	1.3%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, increased by $7.0 million from December 31, 2017 to March 31, 2018. Our balance of these funds increased late in the first quarter of 2018 as a result of loan payoffs outpacing new originations, as well as an increase in customer deposits.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $10.6 million during the first three months of 2018. During this period, we purchased $16.1 million of securities which included one mortgage-backed security, one corporate bond, two asset-backed securities, and three U.S. government agency bonds. These purchases were made to complete the restructuring of our available-for-sale investment securities that began in December 2017, as well as to invest excess cash earning a nominal yield into higher-yielding assets. The purchases included certain longer-term securities as well as Community Reinvestment Act (“CRA”) qualified investments. During the three months ended March 31, 2018, we did not sell any of our securities, however a $2.0 million corporate bond paid off at maturity. At March 31, 2018, corporate bonds issued by financial institutions represented $24.2 million, or 17.0% of our investments available-for-sale and municipal bonds represented $13.0 million, or 9.1% of our investments available-for-sale.

The effective duration of the investments available-for-sale at March 31, 2018, was 3.3% as compared to 2.9% at December 31, 2017, partially due to the longer-term securities purchased during the quarter. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable of $991.1 million at March 31, 2018 increased $2.5 million as compared to December 31, 2017. Loan originations of $70.4 million included $29.6 million of one-to-four family residential loans, resulting in a net increase of $17.2 million in our one-to-four family loan portfolio. We are focused on growing our one‑to‑four family portfolio, with specific emphasis on loans for investment properties and to foreign nationals. Both of these sectors have challenges obtaining secondary market eligible loans, making them a desirable niche for our portfolio. In addition, multifamily and commercial real estate loans increased by $5.5 million and $4.9 million, respectively. The balance of our construction loans decreased by $35.0 million during the first three months of 2018, primarily due to a $20.0 million paydown in January 2018 of a construction/land loan.

The growth in one-to-four family residential loans and decrease in construction/land loans have improved our commercial concentrations. At March 31, 2018 and December 31, 2017, the Bank’s construction loans totaled 84.9% and 108.6%, respectively, of total capital, and total non-owner occupied commercial real estate was 484.8% and 514.0%, respectively, of total capital. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non‑residential, and construction, should not exceed 550% of total risk-based capital. Our concentration guideline for construction/land loans is to limit these loans to 100% of total risk-based capital. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary.  Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL.  The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review. The following table presents a breakdown of our commercial and construction loan portfolio by collateral type at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Multifamily real estate:
Micro-unit apartments	$14,266	$14,331
Other multifamily	176,126	170,571
Total multifamily real estate	190,392	184,902

Commercial real estate:
Office	107,966	112,327
Retail	131,978	129,875
Mobile home park	20,783	19,970
Warehouse	22,611	22,701
Storage	32,031	32,201
Other non-residential	51,405	44,768
Total commercial real estate	366,774	361,842

Construction/land:
One-to-four family residential	97,779	87,404
Multifamily	85,773	108,439
Commercial	5,735	5,325
Land	13,299	36,405
Total construction/land	202,586	237,573
Total commercial, multifamily and construction/land loans	$759,752	$784,317

The LIP related to our construction/land loans decreased by $6.9 million as draws and payoffs of existing construction loans outpaced originations during the first quarter of 2018. Included in total construction/land loans at March 31, 2018 are $61.5 million of multifamily loans, $5.7 million of commercial loans and $2.6 million of one-to-four family loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank will originate and purchase loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the three months ended March 31, 2018, the Bank purchased $815,000 of one-to-four family residential loans secured by properties located in Washington State.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At March 31, 2018, total loans secured by collateral located in California represented 4.5% of our total loans, net of LIP and total loans secured by collateral located outside the states of California and Washington represented 7.2% of our total loans, net of LIP. The following table details geographic concentrations in our loan portfolio, net of LIP:

	At March 31, 2018
	One-to-four family residential	Multifamily	Commercial real estate	Construction/land	Business	Consumer	Total
	(In thousands)
King County	$224,232	$115,941	$183,826	$105,603	$13,997	$9,422	$653,021
Pierce County	34,559	10,548	28,226	7,915	—	631	81,879
Snohomish County	21,992	3,217	33,960	171	33	334	59,707
Kitsap County	2,132	1,513	804	2,834	—	78	7,361
California	2,768	17,782	23,849	—	376	—	44,775
Other Washington Counties	9,484	24,260	49,647	1,031	1,328	546	86,296
Outside Washington and California (1)	728	17,131	45,919	—	8,503	120	72,401
Total loans, net of LIP	$295,895	$190,392	$366,231	$117,554	$24,237	$11,131	$1,005,440
_______________
(1) Includes loans in Oregon, Arizona, Utah and 19 other states.

Our five largest borrowing relationships, which represent 8.2% of our net loans, decreased by $5.6 million to $82.9 million at March 31, 2018 from $88.5 million at December 31, 2017. The total number of loans represented by this group of borrowers remained stable at 18 loans at March 31, 2018 and December 31, 2017. At March 31, 2018, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio. The following table details our five largest lending relationships at March 31, 2018:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/ Land	Business	Aggregate Balance of Loans (3)
	(Dollars in thousands)
Real estate investor	5	$—	$8,738	$13,423	$—	$—	$22,161
Real estate investor	4	—	—	—	6,886	12,493	19,379
Real estate investor	4	453	—	14,039	—	—	14,492
Real estate investor	2	—	8,766	—	4,854	—	13,620
Real estate investor	3	448	—	12,789	—	—	13,237
Total	18	$901	$17,504	$40,251	$11,740	$12,493	$82,889
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	All of the one-to-four family residential loans for these borrowers are for owner occupied properties. The commercial real estate loans are for non-owner occupied properties.

(3)	Net of LIP.

The ALLL increased to $13.1 million at March 31, 2018, from $12.9 million at December 31, 2017, and represented 1.3% of total loans receivable, net of LIP at both March 31, 2018 and December 31, 2017. The ALLL consists of two components, the general allowance and the specific reserves. The increase in the ALLL was primarily the result of growth in our loan portfolio, and consisted of a $266,000 increase in the general reserve, partially offset by a $40,000 decrease in the specific reserves. For additional information, see “Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017 - Provision for Loan Losses” discussed below.

We believe that the ALLL at March 31, 2018, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

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

The following table presents a breakdown of our TDRs at the dates indicated:

	March 31, 2018	December 31, 2017	Three Month Change
	(Dollars in thousands)
Total nonperforming TDRs	—	—	—

Performing TDRs:
One-to-four family residential	11,904	13,434	(1,530)
Multifamily	1,128	1,134	(6)
Commercial real estate	3,173	3,194	(21)
Consumer	43	43	—
Total performing TDRs	16,248	17,805	(1,557)
Total TDRs	$16,248	$17,805	$(1,557)
% TDRs classified as performing	100.0%	100.0%

Our TDRs decreased $1.6 million at March 31, 2018, compared to December 31, 2017, as a result of principal repayments and loan payoffs. At March 31, 2018, there were no TDRs on nonaccrual status. In addition, there were no committed but undisbursed funds in connection with our TDRs and impaired loans. The largest TDR relationship at March 31, 2018, totaled $4.9 million and consisted of $4.2 million in one-to-four family residential rental properties and $735,000 in an owner occupied commercial property, all located in King County.

Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2018, total past due loans represented 0.02% of total loans receivable, as compared to 0.01% at December 31, 2017.

Nonperforming assets remained stable with a balance of $658,000 at March 31, 2018, compared to $662,000 at December 31, 2017. The following table presents detailed information on our nonperforming assets at the dates indicated:

	March 31, 2018	December 31, 2017	Three Month Change
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$125	$128	$(3)
Consumer	50	51	(1)
Total nonperforming loans	175	179	(4)

OREO	483	483	—
Total nonperforming assets (1)	$658	$662	$(4)

Nonperforming assets as a percent of total assets	0.05%	0.05%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 100.0% of our TDRs were performing in accordance with their restructured terms at March 31, 2018.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Principal repayments on nonaccrual loans decreased the balance to $175,000 at March 31, 2018, from $179,000 at December 31, 2017. There were no loan charge-offs or loans added to nonaccrual status during the first quarter of 2018.

The three nonaccrual loans in the loan portfolio at March 31, 2018, included a $124,000 one-to-four family residential loan secured by an owner occupied single family residence in Snohomish County, a $50,000 home equity second mortgage secured by an owner occupied single family residence in King County, and a $1,000 one-to-four family residential loan secured by an owner occupied single family residence in King County. Each of these loans is current on its loan payments.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the low ratio of our nonperforming assets as a percent of total assets of 0.05% at both March 31, 2018, and December 31, 2017.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At March 31, 2018, and December 31, 2017, OREO was $483,000 and consisted of two raw land properties located in Pierce County with carrying values of $270,000 and $213,000.

The following table presents a breakdown of our OREO by county and number of properties at March 31, 2018:

	County				Total OREO	Number of Properties	Percent of Total OREO
	King	Pierce	Kitsap	Mason
	(Dollars in thousands)
OREO:
Commercial real estate (1)	—	$483	$—	$—	$483	2	100.0%
Total OREO	$—	$483	$—	$—	$483	2	100.0%

(1) The two commercial real estate properties are undeveloped lots.

Intangible assets. The balance of goodwill was $889,000 at both March 31, 2018 and December 31, 2017. Goodwill was calculated as the excess purchase price of the branches acquired in the Branch Acquisition over the fair value of the assets acquired and liabilities assumed at August 25, 2017.

The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The CDI balance was $1.2 million and $1.3 million at March 31, 2018 and December 31, 2017, respectively. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount amortizes into noninterest expense on an accelerated basis over ten years.

Deposits. During the first three months of 2018, deposits increased $23.7 million to $863.2 million at March 31, 2018, compared to $839.5 million at December 31, 2017. Deposit accounts consisted of the following:

	March 31, 2018	Change from December 31, 2017	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$48,135	$2,701	5.9%
Interest-bearing checking	40,804	2,580	6.7
Statement savings	26,388	(2,068)	(7.3)
Money market	334,508	15,872	5.0
Certificates of deposit, retail	337,906	4,642	1.4
Certificates of deposit, brokered	75,488	—	—
	$863,229	$23,727	2.8

Our geographic footprint continues to expand with growth in our branches both acquired and opened in 2017. The balances at our four acquired branches have remained stable with a net increase of $853,000 at March 31, 2018 compared to August 25, 2017, the acquisition date. In addition, our branch in the Crossroads community of Bellevue, Washington had an increase in deposits of $18.8 million during the first three months of 2018. The balance of money market and checking accounts continue to increase as we focus our marketing efforts on increasing these core deposits. Our growth to ten branch locations supports our goal to grow and diversify our deposit base.

Our portfolio of brokered certificates of deposits remained at $75.5 million at March 31, 2018, unchanged from December 31, 2017. We may add to our portfolio of these brokered deposits as a source of additional funding in future periods. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of 4 to 36 months, along with the enhanced call features of these deposits, assist us in our efforts to manage interest rate risk.

At March 31, 2018 and December 31, 2017, we held $22.2 million and $21.5 million in public funds, respectively, nearly all of which were retail certificates of deposit.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet. Total FHLB advances were $200.0 million at March 31, 2018, down from $216.0 million at December 31, 2017. At March 31, 2018, the Bank had $150.0 million in borrowings that are due in less than one year and $50.0 million in borrowings that are due in one to three years. Our short-term advances at March 31, 2018 included a $40.0 million Member Option Variable Rate advance that reprices quarterly and allows prepayment without penalties at the repricing date and $88.5 million in Fed Funds, both of which allow us to adjust our borrowings as our customer deposit balances grow. In addition, our total advances at March 31, 2018 was a $50.0 million three-month fixed-rate advance designated as a hedge instrument in a cash flow hedge, as described below.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank entered into a five-year, $50 million notional, pay fixed, receive floating cash flow hedge or interest rate swap with a qualified institution on October 25, 2016. Under the terms of the Cash Flow Hedge agreement, the Bank pays a fixed rate of 1.34% for five years and, in turn, receives an interest payment based on the three-month LIBOR index, which resets quarterly. Concurrently, the Bank borrowed a $50.0 million fixed rate three-month advance that will be renewed quarterly at the fixed interest rate in effect at that time. Effectiveness of the swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At March 31, 2018, we recognized a $2.2 million fair value asset as a result of the increase in the market value of the hedge agreement.

Stockholders’ Equity. Total stockholders’ equity increased $6.2 million during the first three months of 2018 to $148.8 million at March 31, 2018, from $142.6 million at December 31, 2017. The primary source of the increase was a $6.1 million increase in retained earnings as the result of $6.8 million in net income for the first quarter of 2018 partially offset by shareholder dividends of $717,000, or $0.07 per share, paid during the three months ended March 31, 2018. Additional shares of common stock were issued during the first quarter of 2018 with the exercise of 10,000 stock options and awarding of 20,987 shares of restricted stock.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended March 31,
	2018	2017

Dividend declared per common share	$0.07	$0.06
Dividend payout ratio (1)	10.5%	26.1%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income for the three months ended March 31, 2018 was $6.8 million, or $0.66 per diluted share as compared to net income of $2.3 million, or $0.22 per diluted share for the quarter ended March 31, 2017. The $4.5 million increase in net income during the first quarter of 2018 was primarily the result of a $2.1 million increase in net interest income and the recognition of a $4.0 million recapture of provision for loan loss for the three months ended March 31, 2018, partially offset by a $959,000 increase in noninterest expense.

Net Interest Income. Net interest income for the quarter ended March 31, 2018 increased $2.1 million to $11.0 million, as compared to $8.9 million for the first quarter in 2017 due in part to the growth in the average balance of net loans outstanding between periods, partially offset by increased interest expense due to higher deposit balances and increasing short term interest rates. A significant contributor to this increase was the receipt of an additional $1.0 million in loan interest income during the first three months of 2018 from the payoff of the remaining balances on previously charged off loans. Our average interest earning assets increased by $162.8 million and the average yield increased 46 basis points for the first quarter of 2018, as compared to the same period in 2017. The 5.37% yield on loans receivable for the first quarter of 2018 was unusually high as a result of the $1.0 million in interest received from the payoff of certain previously charged off loans. There was no such additional interest income recognized in the quarter ended March 31, 2017.

The average balance of our interest-bearing liabilities increased by $153.2 million during the first quarter of 2018 as compared to the same period in 2017 as our customer deposits and borrowings increased to meet the funding needs of our loan portfolio. In response to increases in the short-term market interest rates, the cost of our interest-bearing liabilities has increased by 24 basis points between these same time periods.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended March 31, 2018 Compared to March 31, 2017 Net Change
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,064	$1,951	$3,015
Investments available-for-sale	(3)	87	84
Interest-earning deposits with banks	17	(23)	(6)
FHLB stock	6	16	22
Total net change in income on interest-earning assets	1,084	2,031	3,115

Interest-bearing liabilities:
Interest-bearing demand	(9)	15	6
Statement savings	(2)	—	(2)
Money market	320	162	482
Certificates of deposit, retail	150	(67)	83
Certificates of deposit, brokered	16	—	16
Advances from the FHLB	312	96	408
Total net change in expense on interest-bearing liabilities	787	206	993
Total net change in net interest income	$297	$1,825	$2,122

The $3.0 million increase in loan interest income during the first quarter of 2018, as compared to the same period in 2017, was a combined result of a $160.5 million increase in the average outstanding loan balance with an increase in the average loan yield of 44 basis points. While a portion of the yield increase was due to the receipt of $1.0 million in additional interest income discussed above, loan originations during the past year at generally higher market rates, and the variable rate nature of our construction loan portfolio also helped to increase the average yield on our loan portfolio.

Interest expense increased by $993,000 for the three months ended March 31, 2018, as compared to the same period in 2017, primarily as a result of increases in the average balance of interest-bearing liabilities, in particular money market interest deposits and FHLB advances. The average balance of our interest-bearing liabilities increased $153.2 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 to support the growth in our financial assets. The average balance of deposits increased by $116.2 million for the three months ended March 31, 2018 as compared to the same period in 2017. Money market interest expenses increased by $482,000 as a result of a $120.3 million increase in the average balance combined with a 39 basis point increase in the cost of these funds. We have focused on increasing our core deposits, with a large portion of the growth coming from our Branch Acquisition in 2017 where 43.8% of the funds were in money market accounts. The average cost of our interest-bearing deposits increased by 15 basis points for the three months ended March 31, 2018 as compared to the same period in 2017.

In further support of our asset growth, average borrowings at the FHLB increased by $37.0 million to $208.5 million for the three months ended March 31, 2018, and the average cost of these funds increased 61 basis points as compared to the same period in 2017. At March 31, 2018, the Bank held $88.5 million in overnight advances and $40.0 million in a Member Option Variable Rate advance that reprices quarterly. In addition, as discussed above, to assist in managing interest rate risk, on October 25, 2016, the Bank entered into a five-year, $50.0 million notional, pay fixed, receive floating cash flow hedge or interest rate swap at a fixed rate of 1.34% for five years and concurrently borrowed a $50.0 million fixed rate three-month advance that renews quarterly at the fixed interest rate in effect at that time. At March 31, 2018, this hedge continued to provide us with the intended interest rate risk protection in a rising interest rate environment.

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended March 31, 2018 and 2017. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$985,799	$13,042	5.37%	$825,251	$10,027	4.93%
Investments available-for-sale	142,236	929	2.65	128,993	845	2.66
Interest-earning deposits with banks	11,717	38	1.32	24,233	44	0.74
FHLB stock	9,593	104	4.40	8,034	82	4.14
Total interest-earning assets	1,149,345	14,113	4.98	986,511	10,998	4.52
Noninterest earning assets	69,073			59,962
Total average assets	$1,218,418			$1,046,473

Liabilities and Stockholders' Equity
Interest-bearing demand	$38,350	$22	0.23%	$19,481	$16	0.33%
Statement savings	27,342	9	0.13	28,072	11	0.16
Money market	330,141	765	0.94	209,843	283	0.55
Certificates of deposit, retail	333,130	1,155	1.41	355,414	1,072	1.22
Certificates of deposit, brokered	75,488	325	1.75	75,488	309	1.66
Total interest-bearing deposits	804,451	2,276	1.15	688,298	1,691	1.00
Advances from the FHLB and other borrowings	208,544	853	1.66	171,500	445	1.05
Total interest-bearing liabilities	1,012,995	3,129	1.25	859,798	2,136	1.01
Noninterest bearing liabilities	60,637			46,129
Average equity	144,786			140,546
Total average liabilities and equity	$1,218,418			$1,046,473
Net interest income		$10,984			$8,862
Net interest margin			3.88%			3.64%

Provision for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific reserves. The general reserve is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. The specific reserve component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable or a concession is granted that reduces the value of the loan. The specific reserves are computed using current appraisals, listed sales prices, and other available information, less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or if future events differ from current estimates.

During the quarter ended March 31, 2018, management evaluated the adequacy of the ALLL and concluded that a recapture of provision for loan losses in the amount of $4.0 million was appropriate for the quarter. During this period, $4.3 million in recoveries were received. The recoveries were partially offset by increases to the allowance for loan losses related to the $2.7 million increase in the balance of our total loans receivable, net of LIP. In comparison, a provision for loan losses of $200,000 was recorded for the quarter ended March 31, 2017, primarily as a result of a $23.9 million increase in the balance of our total loans receivable, net of LIP, for this period.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$1,005,440	$852,104
Average loans receivable during period	985,799	825,251
ALLL balance at beginning of period	12,882	10,951
(Recapture) provision for loan losses	(4,000)	200
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	4,240	7
Commercial real estate	14	—
Total recoveries	4,254	7
Net recovery	4,254	7
ALLL balance at end of period	$13,136	$11,158
ALLL as a percent of total loans, net of LIP	1.31%	1.31%
Ratio of net recoveries to average net loans receivable	1.75	—

Noninterest Income. Noninterest income increased $111,000 to $646,000 for the quarter ended March 31, 2018, from $535,000 for the quarter ended March 31, 2017. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended March 31, 2018	Change from Three Months Ended March 31, 2017	Percent Change
	(Dollars in thousands)
BOLI change in cash surrender value	249	48	23.9%
Wealth management revenue	99	(41)	(29.3)
Deposit related fees	161	90	126.8
Loan related fees	134	14	11.7
Other	3	—	—
Total noninterest income	$646	$111	20.7%

The increase in noninterest income for the quarter ended March 31, 2018, compared to the quarter ended March 31, 2017, was primarily the result of a $90,000 increase in deposit related fees. The addition of four acquired branches and continued growth in our existing branches over the past year resulted in a corresponding increase in ATM and debit card related fees as well as other fees from an increase in transaction volume.

Noninterest income from our BOLI policies increased by $48,000 as a result of the purchase of $4.3 million of new BOLI policies in the second quarter of 2017. Partially offsetting this increase in noninterest income, our wealth management services revenue decreased by $41,000 for the quarter ended March 31, 2018 as compared to the same period in 2017 due to a reduction in fee revenue received and a reduction in sales staff.

Noninterest Expense. Noninterest expense increased $959,000 to $7.0 million for the quarter ended March 31, 2018, from $6.1 million for the comparable quarter in 2017.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended March 31, 2018	Change from Three Months Ended March 31, 2017	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,662	$377	8.8%
Occupancy and equipment	769	289	60.2
Professional fees	328	(111)	(25.3)
Data processing	324	84	35.0
OREO related expenses, net	1	(39)	(97.5)
Regulatory assessments	155	59	61.5
Insurance and bond premiums	106	7	7.1
Marketing	107	59	122.9
Other general and administrative	575	234	68.6
Total noninterest expense	$7,027	$959	15.8%

Expenses for salaries and employee benefits increased $377,000 for the first quarter of 2018, as compared to the same period in 2017. As a result of our de novo branches, the Branch Acquisition and the development of new products, the number of full time employees increased to 144 at March 31, 2018, from 121 at March 31, 2017. In addition to the impact on employee expenses, the increase in the number of our branch locations over the last year resulted in a $289,000 increase in occupancy and equipment expenses.

Other general and administrative expenses increased by $234,000 for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily as a result of operational growth and our branch expansion. The largest increase occurred due to a $49,000 increase in state taxes resulting from increased income and the addition of California state taxes as a result of our California based loans. In addition, the CDI recognized from our Branch Acquisition amortizes over ten years, resulting in $38,000 in noninterest expense for the three months ended March 31, 2018.

Federal Income Tax Expense. As of January 1, 2018, our statutory income tax rate was 21%, as compared to 35% for prior years. We recorded federal income tax provisions of $1.8 million and $785,000 for the three months ended March 31, 2018, and 2017, respectively, primarily as a result of our pre-tax net income. During the first three months of 2018 and 2017, the exercise of certain stock options resulted in a tax benefit, partially offsetting the quarterly tax provision.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At March 31, 2018, retail certificates of deposit scheduled to mature in one year or less totaled $180.2 million. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, which are collateral dependent, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale increased $10.6 million from December 31, 2017, to $142.9 million at March 31, 2018, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks increased by $7.0 million from December 31, 2017 to March 31, 2018, as we continued to transfer excess cash into higher yielding assets. At March 31, 2018, the Bank maintained credit facilities with the FHLB totaling $422.9 million, with an outstanding balance of $200.0 million. At March 31, 2018, we also had available a total of $35.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at March 31, 2018 of $75.5 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk associated with retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At March 31, 2018, brokered certificates of deposit had a remaining maturity of 4 to 34 months. Most of these certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At March 31, 2018, the Company (on an unconsolidated basis) had liquid assets of $17.1 million and short-term liabilities of $145,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2018 and December 31, 2017, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at March 31, 2018:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$960	$960	$—	$—	$—
Unused portion of lines of credit	30,506	4,600	12,089	2,442	11,375
Undisbursed portion of construction loans	85,576	49,809	35,767	—	—
Total commitments	$117,042	$55,369	$47,856	$2,442	$11,375

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

As of March 31, 2018, the Bank had eight operating leases with remaining terms of 29 months to seven years which carry minimum lease payments of $39,000 per month. All eight leases offer extension periods. During the first quarter of 2018, the Bank moved the branch offices in Lake Stevens and Smokey Point, Washington to new leased facilities in those communities, replacing the assumed leases from our 2017 Branch Acquisition. A new branch office in Bothell, Washington officially opened in April 2018.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At March 31, 2018, stockholders’ equity totaled $148.8 million, or 12.1% of total assets. Our book value per share of common stock was $13.80 at March 31, 2018, compared to $13.27 at December 31, 2017. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of March 31, 2018, the Bank and consolidated Company exceeded all regulatory capital requirements and the Bank was considered “well capitalized” under regulatory capital guidelines of the FDIC. The following table provides our capital requirements and actual results.

	At March 31, 2018
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$126,836	10.44%	$48,603	4.00%	$60,753	5.00%
Consolidated	148,206	12.18	48,687	4.00	60,859	5.00
Common equity tier I ("CET1") (to risk-weighted assets)
Bank only	126,836	13.13	43,469	4.50	62,789	6.50
Consolidated	148,206	15.31	43,552	4.50	62,909	6.50
Tier I risk-based capital (to risk-weighted assets)
Bank only	126,836	13.13	57,959	6.00	77,278	8.00
Consolidated	148,206	15.31	58,070	6.00	77,426	8.00
Total risk-based capital (to risk-weighted assets)
Bank only	138,929	14.38	77,278	8.00	96,598	10.00
Consolidated	160,322	16.57	77,426	8.00	96,783	10.00

In addition to the minimum CET1, Tier 1 total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount equal to 2.5% of risk-weighted assets in January 2019. As of March 31, 2018, the conservation buffer was 1.25% and First Financial Northwest’s and the Bank’s conservation buffer was 8.57% and 6.38%, respectively.

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
•we utilize brokered certificates of deposit with a call option as a funding source; and
•we have utilized an interest rate swap to effectively fix the rate on $50.0 million of FHLB advances.

We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower our cost of borrowing while taking into account variable interest rate risk. On October 25, 2016, the Bank entered into a Cash Flow Hedge agreement to effectively fix the rate on $50.0 million of FHLB advances. We are using this interest rate swap as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At March 31, 2018, pursuant to the Cash Flow Hedge agreement we held a $50.0 million notional pay fixed, receive floating cash flow hedge. The Bank pays a fixed rate of 1.34% for five years and in turn, will receive an interest payment based on three-month LIBOR, which resets quarterly. The hedge instrument is a $50.0 million FHLB fixed-rate three-month advance that is renewed at the fixed rate at that time. Entering into this hedge agreement has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may utilize them for interest rate risk management in the future.

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

Brokered Deposits. Management utilizes the national brokered deposit market as an additional source of funds and to assist efforts in managing interest rate risk. Utilizing brokered deposits might result in increased regulatory scrutiny, as such deposits are not viewed as favorably as core retail deposits and there can be no assurance that the Bank will be allowed to include brokered deposits in its deposit mix in the future. While management will attempt to weigh the benefits of brokered deposits against the costs and risks, there can be no assurance that its conclusions will necessarily be aligned with those of the Bank’s regulators.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in net interest income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. A portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 50.2% of our total loans, net LIP, were adjustable-rate loans at March 31, 2018. At that date, $200.7 million, or 39.7% of these loans were at their floor, with a weighted-average interest rate of 4.17%.

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

The following table illustrates the change in our net interest income at March 31, 2018 that would occur in the event of an instantaneous change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at March 31, 2018
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$37,257	(4.50)%
+200	37,842	(3.00)
+100	38,497	(1.33)
Base	39,014	—
(100)	38,495	(1.33)

The following table illustrates the change in our net portfolio value (“NPV”) at March 31, 2018 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$127,416	$(39,570)	(23.70)%	11.27%	(3.26)%	$1,130,379
+200	139,970	(27,016)	(16.18)	12.09	(2.22)	1,157,260
+100	154,538	(12,448)	(7.45)	13.02	(1.02)	1,186,939
Base	166,986	—	—	13.74	—	1,215,244
(100)	172,429	5,443	3.26	13.89	0.45	1,240,976
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

At March 31, 2018, other than the interest rate swap we entered into through the Cash Flow Hedge agreement, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended March 31, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements (8)
10.7	Form of restricted stock award agreement (8)
10.8	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (3)
10.9	Separation Agreement and General Release between First Financial Northwest Bank and Gregg DeRitis and dated August 31, 2017 (9)
10.10	Form of restricted stock award agreement under the 2016 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC.

Date: May 8, 2018	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2018	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.10	Form of restricted stock award agreement under the 2016 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.