Form 10-Q
period 2018-06-30
First Financial Northwest, Inc.
filed 2018-08-08
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 6, 2018, 10,914,556 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	June 30, 2018	December 31, 2017
Assets
	(Unaudited)
Cash on hand and in banks	$9,017	$9,189
Interest-earning deposits with banks	14,056	6,942
Investments available-for-sale, at fair value	138,055	132,242
Loans receivable, net of allowance of $12,754 and $12,882	989,256	988,662
Federal Home Loan Bank ("FHLB") stock, at cost	10,410	9,882
Accrued interest receivable	4,084	4,084
Deferred tax assets, net	1,296	1,211
Other real estate owned ("OREO")	483	483
Premises and equipment, net	21,436	20,614
Bank owned life insurance ("BOLI"), net	29,501	29,027
Prepaid expenses and other assets	4,391	5,738
Goodwill	889	889
Core deposit intangible	1,191	1,266
Total assets	$1,224,065	$1,210,229

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$51,454	$45,434
Interest-bearing deposits	781,298	794,068
Total deposits	832,752	839,502
FHLB Advances	224,000	216,000
Advance payments from borrowers for taxes and insurance	2,545	2,515
Accrued interest payable	570	326
Other liabilities	11,644	9,252
Total liabilities	1,071,511	1,067,595

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 10,916,556 shares at June 30, 2018, and 10,748,437 shares at December 31, 2017	109	107
Additional paid-in capital	96,344	94,173
Retained earnings, substantially restricted	63,042	54,642
Accumulated other comprehensive loss, net of tax	(2,145)	(928)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(4,796)	(5,360)
Total stockholders' equity	152,554	142,634
Total liabilities and stockholders' equity	$1,224,065	$1,210,229

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$12,429	$10,352	$25,472	$20,379
Investments available-for-sale	1,010	887	1,939	1,732
Interest-earning deposits with banks	44	42	82	86
Dividends on FHLB stock	105	62	208	144
Total interest income	13,588	11,343	27,701	22,341
Interest expense
Deposits	2,435	1,776	4,711	3,467
FHLB advances and other borrowings	1,024	570	1,877	1,015
Total interest expense	3,459	2,346	6,588	4,482
Net interest income	10,129	8,997	21,113	17,859
(Recapture of provision) provision for loan losses	(400)	100	(4,400)	300
Net interest income after (recapture of provision) provision for loan losses	10,529	8,897	25,513	17,559
Noninterest income
Net (loss) gain on sale of investments	(21)	56	(21)	56
BOLI income	224	116	473	317
Wealth management revenue	156	307	255	447
Deposit related fees	175	94	336	165
Loan related fees	126	155	260	275
Other	3	3	6	6
Total noninterest income	663	731	1,309	1,266
Noninterest expense
Salaries and employee benefits	4,931	4,409	9,593	8,694
Occupancy and equipment	829	579	1,598	1,059
Professional fees	442	482	770	921
Data processing	351	519	675	759
OREO related expenses (reimbursements), net	2	(20)	3	20
Regulatory assessments	110	112	265	208
Insurance and bond premiums	154	98	260	197
Marketing	77	52	184	100
Other general and administrative	591	605	1,166	946
Total noninterest expense	7,487	6,836	14,514	12,904
Income before federal income tax provision	3,705	2,792	12,308	5,921
Federal income tax provision	603	924	2,364	1,709
Net income	$3,102	$1,868	$9,944	$4,212
Basic earnings per common share	$0.30	$0.18	$0.97	$0.41
Diluted earnings per common share	$0.30	$0.18	$0.96	$0.40
Basic weighted average number of common shares outstanding	10,271,432	10,363,345	10,241,297	10,341,654
Diluted weighted average number of common shares outstanding	10,405,949	10,500,829	10,372,474	10,503,023
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$3,102	$1,868	$9,944	$4,212
Other comprehensive income, before tax:
Unrealized holding (losses) gains on investments available-for-sale	(929)	453	(2,402)	829
Tax benefit (provision)	195	(159)	504	(290)
Reclassification adjustment for net losses (gains) realized in income	21	(56)	21	(56)
Tax (provision) benefit	(4)	20	(4)	20
Gain (loss) on cash flow hedge	177	(306)	840	(243)
Tax (provision) benefit	(37)	107	(176)	84
Other comprehensive (loss) income, net of tax	$(577)	$59	$(1,217)	$344
Total comprehensive income	$2,525	$1,927	$8,727	$4,556

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2016	10,938,251	$109	$96,852	$48,981	$(1,328)	$(6,489)	$138,125
Net income	—	—	—	4,212	—	—	4,212
Other comprehensive income	—	—	—	—	344	—	344
Exercise of stock options	115,880	1	1,132	—	—	—	1,133
Issuance of common stock - restricted stock awards	10,434	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	401	—	—	—	401
Allocation of 56,428 ESOP shares	—	—	446	—	—	564	1,010
Repurchase and retirement of common stock	(22,700)	—	(362)	—	—	—	(362)
Cash dividend declared and paid ($0.13 per share)	—	—	—	(1,349)	—	—	(1,349)
Balances at June 30, 2017	11,041,865	$110	$98,469	$51,844	$(984)	$(5,925)	$143,514

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2017	10,748,437	$107	$94,173	$54,642	$(928)	$(5,360)	$142,634
Net income	—	—	—	9,944	—	—	9,944
Other comprehensive (loss) income	—	—	—	—	(1,217)	—	(1,217)
Exercise of stock options	137,940	1	1,364	—	—	—	1,365
Issuance of common stock - restricted stock awards, net	30,179	1	—	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	409	—	—	—	409
Allocation of 56,426 ESOP shares	—	—	398	—	—	564	962
Cash dividend declared and paid ($0.15 per share)	—	—	—	(1,544)	—	—	(1,544)
Balances at June 30, 2018	10,916,556	$109	$96,344	$63,042	$(2,145)	$(4,796)	$152,554

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$9,944	$4,212
Adjustments to reconcile net income to net cash provided by operating activities:
(Recapture of provision) provision for loan losses	(4,400)	300
OREO market value adjustments	—	50
Gain on sale of OREO property, net	—	(5)
Net amortization of premiums and discounts on investments	561	331
Loss (gain) on sale of investments available-for-sale	21	(56)
Depreciation of premises and equipment	809	536
Loss on sale of premises and equipment	—	23
Deferred federal income taxes	239	336
Allocation of ESOP shares	962	1,010
Stock compensation expense	410	401
Increase in cash surrender value of BOLI	(473)	(317)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	2,262	(516)
Net increase (decrease) in advance payments from borrowers for taxes and insurance	30	(76)
Increase in accrued interest receivable	—	(18)
Increase in accrued interest payable	244	55
Increase in other liabilities	2,392	657
Net cash provided by operating activities	13,001	6,923
Cash flows from investing activities:
Proceeds from sales of OREO properties	—	461
Proceeds from sales, calls and maturities of investments available-for-sale	9,799	4,742
Principal repayments on investments available-for-sale	3,531	5,253
Purchases of investments available-for-sale	(22,107)	(14,188)
Net decrease (increase) in loans receivable	3,806	(46,929)
Redemption of FHLB stock	(528)	(871)
Purchase of premises and equipment	(1,631)	(1,599)
Purchase of BOLI	—	(4,251)
Net cash used by investing activities	(7,130)	(57,382)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities:
Net (decrease) increase in deposits	$(6,750)	$18,099
Advances from the FHLB	236,500	40,000
Repayments of advances from the FHLB	(228,500)	(20,000)
Proceeds from stock options exercises	1,365	1,133
Repurchase and retirement of common stock	—	(362)
Dividends paid	(1,544)	(1,349)
Net cash provided by financing activities	1,071	37,521
Net increase (decrease) in cash and cash equivalents	6,942	(12,938)
Cash and cash equivalents at beginning of period	16,131	31,352
Cash and cash equivalents at end of period	$23,073	$18,414

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$6,344	$4,427
Federal income taxes paid	2,170	1,900

Noncash items:
Change in unrealized loss on investments available-for-sale	$(2,381)	$773
Change in gain on cash flow hedge	$840	$(243)

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

As of June 30, 2018, First Financial Northwest Bank operated in ten locations in Washington with the headquarters and four additional branch locations in King County and five branch locations in Snohomish County. The Bank acquired four bank branches (one in King and three in Snohomish counties) and $74.7 million in retail deposits from Opus Bank on August 25, 2017. No loans were acquired in this transaction. The Bank’s newest branch opened in Bothell, Washington, in April 2018. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC (“2017 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, and the fair value of financial instruments.

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

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the net deferred tax asset (“DTA”) to the new corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act (“Tax Act”). This ASU is effective for reporting periods beginning after December 15, 2018, with early

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

adoption permitted. The Company adopted this ASU as of December 31, 2017, which resulted in reclassifying a net unrealized gain from the change in tax rate with an increase to accumulated other comprehensive income and a decrease to retained earnings by $41,000, respectively.

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act, and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements included in the 2017 Form 10-K. As of June 30, 2018, the Company did not incur any adjustments to the provisional recognition.

In June 2018, FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718). This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured as the earlier of the commitment date or date performance was completed. The amendments in this ASU require the awards to be measured at the grant-date fair value of the equity instrument. This ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted once the entity has adopted Topic 606. The Company has adopted this ASU with the nonemployee share-based payment awards granted in June 2018, with no material impact on the Company’s consolidated financial statements.

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

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is evaluating our current expected loss methodology of our loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to our ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. We are in the process of compiling historical data that will be used to calculate expected credit losses on our loan portfolio to ensure we are fully compliant with the ASU at the adoption date and are evaluating the potential impact adoption of

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

this ASU will have on our consolidated financial statements. The Company intends to adopt ASU 2016-13 in the first quarter of 2020, and as a result, we expect our allowance for loan losses to increase. Until our evaluation is complete, however, the magnitude of the increase will not be known.

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

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$26,909	$12	$(1,023)	$25,898
Freddie Mac	5,412	1	(129)	5,284
Ginnie Mae	20,805	—	(1,286)	19,519
Municipal bonds	13,852	68	(118)	13,802
U.S. Government agencies	51,202	84	(857)	50,429
Corporate bonds	23,488	189	(554)	23,123
Total	$141,668	$354	$(3,967)	$138,055

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

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	June 30, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$18,866	$(412)	$6,497	$(611)	$25,363	$(1,023)
Freddie Mac	5,115	(129)	—	—	5,115	(129)
Ginnie Mae	5,874	(268)	13,645	(1,018)	19,519	(1,286)
Municipal bonds	6,772	(118)	—	—	6,772	(118)
U.S. Government agencies	40,931	(734)	1,703	(123)	42,634	(857)
Corporate bonds	—	—	6,946	(554)	6,946	(554)
Total	$77,558	$(1,661)	$28,791	$(2,306)	$106,349	$(3,967)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$15,202	$(91)	$6,759	$(375)	$21,961	$(466)
Freddie Mac	3,189	(56)	—	—	3,189	(56)
Ginnie Mae	6,454	(61)	14,234	(665)	20,688	(726)
Municipal bonds	1,403	(21)	—	—	1,403	(21)
U.S. Government agencies	33,268	(435)	1,800	(101)	35,068	(536)
Corporate bonds	1,499	(1)	7,074	(426)	8,573	(427)
Total	$61,015	$(665)	$29,867	$(1,567)	$90,882	$(2,232)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At June 30, 2018, and December 31, 2017, the Company had 52 securities and 36 securities in an unrealized loss position, respectively, with 13 of these securities in an unrealized loss position for 12 months or more at both dates. Management does not believe that any individual unrealized loss as of June 30, 2018, or December 31, 2017, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. Management also reviewed the financial condition of the entities issuing municipal or corporate bonds at June 30, 2018, and December 31, 2017, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2018
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$1,485	$1,486
Due after one year through five years	9,200	9,202
Due after five years through ten years	19,690	19,269
Due after ten years	58,167	57,397
	88,542	87,354
Mortgage-backed investments	53,126	50,701
Total	$141,668	$138,055

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $14.8 million and $14.2 million were pledged as collateral for public deposits at June 30, 2018, and December 31, 2017, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three and six months ended June 30, 2018, we had calls, sales, and maturities on investment securities of $7.8 million, and $9.8 million, respectively, generating a net loss of $21,000. For the three and six months ended June 30, 2017, we had calls and sales on investment securities of $4.7 million, generating a net gain of $56,000.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$169,275	$148,304
Permanent non-owner occupied	134,297	130,351
	303,572	278,655

Multifamily	194,853	184,902

Commercial real estate	372,233	361,842

Construction/land:
One-to-four family residential	85,218	87,404
Multifamily	75,433	108,439
Commercial	5,735	5,325
Land	12,911	36,405
	179,297	237,573

Business	22,121	23,087
Consumer	12,329	9,133
Total loans	1,084,405	1,095,192

Less:
Loans in process ("LIP")	81,616	92,498
Deferred loan fees, net	779	1,150
Allowance for loan and lease losses ("ALLL")	12,754	12,882
Loans receivable, net	$989,256	$988,662

At June 30, 2018, loans totaling $468.7 million were pledged to secure borrowings from the FHLB of Des Moines compared to $422.6 million at December 31, 2017.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended June 30, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,237	$1,884	$4,490	$2,454	$740	$331	$13,136
Charge-offs	—	—	—	—	—	—	—
Recoveries	6	—	—	12	—	—	18
Provision (recapture)	22	44	4	(345)	(66)	(59)	(400)
Ending balance	$3,265	$1,928	$4,494	$2,121	$674	$272	$12,754

	At or For the Six Months Ended June 30, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,837	$1,820	$4,418	$2,816	$694	$297	$12,882
Charge-offs	—	—	—	—	—	—	—
Recoveries	4,246	—	14	12	—	—	4,272
(Recapture) provision	(3,818)	108	62	(707)	(20)	(25)	(4,400)
Ending balance	$3,265	$1,928	$4,494	$2,121	$674	$272	$12,754

ALLL by category:
General reserve	$3,191	$1,928	$4,484	$2,121	$674	$272	$12,670
Specific reserve	74	—	10	—	—	—	84

Loans: (1)
Total loans	$303,572	$194,853	$371,690	$98,224	$22,121	$12,329	$1,002,789
Loans collectively evaluated for impairment (2)	293,466	193,731	369,066	98,224	22,121	12,238	988,846
Loans individually evaluated for impairment (3)	10,106	1,122	2,624	—	—	91	13,943
____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended June 30, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,542	$1,188	$4,027	$2,791	$311	$299	$11,158
Charge-offs	—	—	—	—	—	—	—
Recoveries	27	—	—	—	—	—	27
Provision (recapture)	58	43	(294)	151	146	(4)	100
Ending balance	$2,627	$1,231	$3,733	$2,942	$457	$295	$11,285

	At or For the Six Months Ended June 30, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,551	$1,199	$3,893	$2,792	$237	$279	$10,951
Charge-offs	—	—	—	—	—	—	—
Recoveries	33	—	—	—	—	1	34
(Recapture) provision	43	32	(160)	150	220	15	300
Ending balance	$2,627	$1,231	$3,733	$2,942	$457	$295	$11,285

ALLL by category:
General reserve	$2,446	$1,231	$3,710	$2,942	$457	$295	$11,081
Specific reserve	181	—	23	—	—	—	204

Loans: (1)
Total loans	$256,632	$125,884	$316,675	$152,082	$15,206	$9,031	$875,510
Loans collectively evaluated for impairment (2)	236,951	124,738	313,015	152,082	15,206	8,933	850,925
Loans individually evaluated for impairment (3)	19,681	1,146	3,660	—	—	98	24,585
_____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2018, past due loans were 0.05% of total loans receivable, net of LIP. In comparison, past due loans were 0.01% of total loans receivable, net of LIP at December 31, 2017. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of June 30, 2018
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$532	$—	$—	$532	$168,743	$169,275
Non-owner occupied	—	—	—	—	134,297	134,297
Multifamily	—	—	—	—	194,853	194,853
Commercial real estate	—	—	—	—	371,690	371,690
Construction/land	—	—	—	—	98,224	98,224
Total real estate	532	—	—	532	967,807	968,339
Business	—	—	—	—	22,121	22,121
Consumer	—	—	—	—	12,329	12,329
Total loans	$532	$—	$—	$532	$1,002,257	$1,002,789
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at June 30, 2018.
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
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonaccrual Loans. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	June 30, 2018	December 31, 2017
	(In thousands)
One-to-four family residential	$116	$128
Consumer	48	51
Total nonaccrual loans	$164	$179

During the three and six months ended June 30, 2018, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $3,000 and $7,000, respectively. For the three and six months ended June 30, 2017, foregone interest on nonaccrual loans was $9,000 and $18,000, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	June 30, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$303,456	$194,853	$371,690	$98,224	$22,121	$12,281	$1,002,625
Nonperforming (3)	116	—	—	—	—	48	164
Total loans	$303,572	$194,853	$371,690	$98,224	$22,121	$12,329	$1,002,789
_____________

(1)	Net of LIP.

(2)	There were $169.2 million of owner-occupied one-to-four family residential loans and $134.3 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	The $116,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

	December 31, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$278,527	$184,902	$361,299	$145,618	$23,087	$9,082	$1,002,515
Nonperforming (3)	128	—	—	—	—	51	179
Total loans	$278,655	$184,902	$361,299	$145,618	$23,087	$9,133	$1,002,694
_____________

(1) Net of LIP.
(2) There were $148.2 million of owner-occupied one-to-four family residential loans and $130.3 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) The $128,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document. There were no funds committed to be advanced in connection with impaired loans at either June 30, 2018, or December 31, 2017.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	June 30, 2018
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,054	$1,220	$—
Non-owner occupied	5,366	5,366	—
Multifamily	1,122	1,122	—
Commercial real estate	2,248	2,248	—
Consumer	91	142	—
Total	9,881	10,098	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	518	564	1
Non-owner occupied	3,168	3,189	73
Commercial real estate	376	377	10
Total	4,062	4,130	84

Total impaired loans:
One-to-four family residential:
Owner occupied	1,572	1,784	1
Non-owner occupied	8,534	8,555	73
Multifamily	1,122	1,122	—
Commercial real estate	2,624	2,625	10
Consumer	91	142	—
Total	$13,943	$14,228	$84
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,180	$18	$1,227	$36
Non-owner occupied	6,136	99	6,894	221
Multifamily	1,125	18	1,128	37
Commercial real estate	1,654	40	1,457	80
Consumer	92	2	93	4
Total	10,187	177	10,799	378

Loans with an allowance:
One-to-four family residential:
Owner occupied	519	9	520	18
Non-owner occupied	3,232	35	3,258	82
Commercial real estate	1,245	7	1,539	17
Total	4,996	51	5,317	117

Total impaired loans:
One-to-four family residential:
Owner occupied	1,699	27	1,747	54
Non-owner occupied	9,368	134	10,152	303
Multifamily	1,125	18	1,128	37
Commercial real estate	2,899	47	2,996	97
Consumer	92	2	93	4
Total	$15,183	$228	$16,116	$495

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,997	$30	$2,070	$61
Non-owner occupied	13,510	181	14,551	374
Multifamily	1,149	19	1,287	37
Commercial real estate	2,923	48	2,932	101
Consumer	99	2	100	4
Total	19,678	280	20,940	577

Loans with an allowance:
One-to-four family residential:
Owner occupied	1,781	20	1,819	43
Non-owner occupied	3,721	39	3,922	81
Commercial real estate	749	10	751	21
Construction/land	—	—	165	—
Total	6,251	69	6,657	145

Total impaired loans:
One-to-four family residential:
Owner occupied	3,778	50	3,889	104
Non-owner occupied	17,231	220	18,473	455
Multifamily	1,149	19	1,287	37
Commercial real estate	3,672	58	3,683	122
Construction/land	—	—	165	—
Consumer	99	2	100	4
Total	$25,929	$349	$27,597	$722

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At June 30, 2018, the TDR portfolio totaled $13.8 million. At December 31, 2017, the TDR portfolio totaled $17.8 million. At both dates, all TDRs were performing according to their modified repayment terms.

At June 30, 2018, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three months ended June 30, 2018 and 2017.

The following tables present TDR modifications for the periods indicated and their recorded investment prior to and after the modification:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Multifamily
Advancement of maturity date	1	$1,124	$1,124	1	$1,124	$1,124
Total	1	$1,124	$1,124	1	$1,124	$1,124

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential
Principal and interest with interest rate concession and advancement of maturity date	7	$1,968	$1,968	7	$1,968	$1,968
Total	7	$1,968	$1,968	7	$1,968	$1,968

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three and six months ended June 30, 2018, and June 30, 2017, no loans that had been modified in the previous 12 months defaulted.

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

Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at June 30, 2018, and December 31, 2017.

The following tables represent a summary of loans by type and risk category at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$301,137	$194,853	$369,071	$98,224	$22,121	$12,281	$997,687
Special mention	1,778	—	2,070	—	—	—	3,848
Substandard	657	—	549	—	—	48	1,254
Total loans	$303,572	$194,853	$371,690	$98,224	$22,121	$12,329	$1,002,789
 _____________

(1) Net of LIP.

	December 31, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$275,653	$184,902	$358,285	$145,618	$23,087	$8,893	$996,438
Special mention	2,329	—	2,459	—	—	188	4,976
Substandard	673	—	555	—	—	52	1,280
Total loans	$278,655	$184,902	$361,299	$145,618	$23,087	$9,133	$1,002,694
  _____________

(1) Net of LIP.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance at beginning of period	$483	$2,281	$483	$2,331
Gross proceeds from sale of OREO	—	(461)	—	(461)
Gain on sale of OREO	—	5	—	5
Market value adjustments	—	—	—	(50)
Balance at end of period	$483	$1,825	$483	$1,825

For the three and six months ended June 30, 2018, there were no OREO properties sold and no market value adjustments taken on the remaining properties in OREO. During the six months ended June 30, 2017, a $50,000 market value adjustment was recognized prior to the sale of the one OREO property sold during that period. OREO at June 30, 2018, consisted of $483,000 in commercial real estate properties. At June 30, 2018, there were no loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Fair Value

The fair value of financial instruments presented in this note, with the exception of loans receivable, are based on the same methodology as presented in Note 7 of the Notes to Consolidated Financial Statements contained in the Company’s 2017 10-K. The Company has adopted ASU 2016-01, and therefore is measuring the fair value of loans receivable under the exit price notion rather than the previous method of entry price notion. Under the entry price notion, the fair value estimate of loans receivable was based on discounted cash flow. At June 30, 2018, the exit price notion used to estimate the fair value of loans receivable was based on similar techniques, with the addition of current origination spreads, liquidity premiums, or credit adjustments. The fair value of nonperforming loans is based on the underlying value of the collateral for periods prior to and after adoption of ASU 2016-01.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at June 30, 2018 and December 31, 2017:

	Fair Value Measurements at June 30, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$25,898	$—	$25,898	$—
Freddie Mac	5,284	—	5,284	—
Ginnie Mae	19,519	—	19,519	—
Municipal bonds	13,802	—	13,802	—
U.S. Government agencies	50,429	—	50,429	—
Corporate bonds	23,123	—	23,123	—
Total available-for-sale investments	138,055	—	138,055	—
Derivative fair value asset	2,366	—	2,366	—
Total	$140,421	$—	$140,421	$—

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

The tables below present the balances of assets measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017:

	Fair Value Measurements at June 30, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$13,859	$—	$—	$13,859
OREO	483	—	—	483
Total	$14,342	$—	$—	$14,342
_____________

(1)	Total fair value of impaired loans is net of $84,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$17,849	$—	$—	$17,849
OREO	483	—	—	483
Total	$18,332	$—	$—	$18,332
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$13,859	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$483	Market approach	Appraised value less selling costs	0.0% (0.0%)

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$17,849	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$483	Market approach	Appraised value less selling costs	0.0% (0.0%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2018
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$9,017	$9,017	$9,017	$—	$—
Interest-earning deposits with banks	14,056	14,056	14,056	—	—
Investments available-for-sale	138,055	138,055	—	138,055	—
Loans receivable, net	989,256	975,025	—	—	975,025
FHLB stock	10,410	10,410	—	10,410	—
Accrued interest receivable	4,084	4,084	—	4,084	—
Derivative fair value asset	2,366	2,366	—	2,366	—

Financial Liabilities:
Deposits	421,824	421,824	421,824	—	—
Certificates of deposit, retail	335,440	331,850	—	331,850	—
Certificates of deposit, brokered	75,488	74,986	—	74,986	—
Advances from the FHLB	224,000	219,208	—	219,208	—
Accrued interest payable	570	570	—	570	—

	December 31, 2017
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$9,189	$9,189	$9,189	$—	$—
Interest-earning deposits with banks	6,942	6,942	6,942	—	—
Investments available-for-sale	132,242	132,242	—	132,242	—
Loans receivable, net	988,662	980,578	—	—	980,578
FHLB stock	9,882	9,882	—	9,882	—
Accrued interest receivable	4,084	4,084	—	4,084	—
Derivative fair value asset	1,526	1,526	—	1,526	—

Financial Liabilities:
Deposits	430,750	430,750	430,750	—	—
Certificates of deposit, retail	333,264	331,199	—	331,199	—
Certificates of deposit, brokered	75,488	74,947	—	74,947	—
Advances from the FHLB	216,000	214,477	—	214,477	—
Accrued interest payable	326	326	—	326	—

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

•
Loans receivable: Prior to the adoption of ASU 2016-01, loan fair value estimates were primarily calculated using discounted cash flows. With the adoption of ASU 2016-01, the fair value of loans receivable at June 30, 2018 were calculated from inputs reflective of current market pricing for similar instruments, to include current origination spreads, liquidity premiums, and credit adjustments. The fair value of nonperforming loans is estimated using the fair value of the underlying collateral.

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

Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the hedge instrument as compared to the three-month LIBOR interest received from the counterparty. At June 30, 2018, the fair value of the cash flow hedge of $2.4 million was reported with other assets. The tax effected amount of $140,000 was included in Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statements for the quarters ended June 30, 2018 or 2017 related to ineffectiveness.

Fair value for this derivative instrument, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of this derivative instrument as of June 30, 2018 and December 31, 2017:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Balance Sheet Location	Fair Value at June 30, 2018	Fair Value at December 31, 2017
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other Assets	$2,366	$1,526

Total derivatives		$2,366	$1,526

The following table presents the effect of this derivative instrument on the Consolidated Statements of Comprehensive Income for the quarters ended June 30, 2018 and December 31, 2017:

	Balance Sheet Location	Amount Recognized in OCI at June 30, 2018	Amount Recognized in OCI at December 31, 2017
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other assets	$140	$125

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At June 30, 2018, the remaining 5,000 shares of unvested restricted stock awards under the 2008 Plan are expected to vest in 2018. In addition, 84,000 stock options granted under the 2008 Plan are expected to vest and be available for exercise, and an additional 231,000 stock options from the 2008 Plan were available for exercise at June 30, 2018, subject to the 2008 Plan provisions. At June 30, 2018, there were 1,290,670 total shares available for grant under the 2016 Plan, including 345,335 shares available to be granted as restricted stock.

For the three months ended June 30, 2018 and 2017, total compensation expense for the 2008 and 2016 Plans was $326,000 and $291,000, respectively, and the related income tax benefit was $68,000 and $102,000, respectively.

For the six months ended June 30, 2018 and 2017, total compensation expense for the 2008 and 2016 Plans was $409,000 and $401,000, respectively, and the related income tax benefit was $86,000 and $141,000, respectively.

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

A summary of the Company’s stock option plan awards and activity for the three and six months ended June 30, 2018, follows:

	For the Three Months Ended June 30, 2018
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at April 1, 2018	442,940	$10.22		$2,894,042
Exercised	(127,940)	9.91		1,044,826
Outstanding at June 30, 2018	315,000	10.34	5.49	2,891,350
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	312,480	10.33	5.48	2,870,965
Exercisable at June 30, 2018	231,000	9.94	5.22	2,211,850

	For the Six Months Ended June 30, 2018
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2018	452,940	$10.21		$2,402,096
Exercised	(137,940)	9.90		1,112,026
Outstanding at June 30, 2018	315,000	10.34	5.49	2,891,350
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	312,480	10.33	5.48	2,870,965
Exercisable at June 30, 2018	231,000	9.94	5.22	2,211,850

As of June 30, 2018, there was $184,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.66 years. There were no stock options granted during the six months ended June 30, 2018.

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

A summary of changes in nonvested restricted stock awards for the three and six months ended June 30, 2018, follows:

	For the Three Months Ended June 30, 2018
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at April 1, 2018	25,987	$14.93
Granted	9,192	19.98
Vested	(9,192)	19.98
Nonvested at June 30, 2018	25,987	14.93
Expected to vest assuming a 3% forfeiture rate over the vesting term	25,207	14.93

	For the Six Months Ended June 30, 2018
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	5,000	$10.88
Granted	30,179	17.14
Vested	(9,192)	19.98
Nonvested at June 30, 2018	25,987	14.93
Expected to vest assuming a 3% forfeiture rate over the vesting term	25,207	14.93

As of June 30, 2018, there was $222,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of eight months.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except share data)
Net income	$3,102	$1,868	$9,944	$4,212
Less: Earnings allocated to participating securities	(7)	(4)	$(23)	$(10)
Earnings allocated to common shareholders	$3,095	$1,864	$9,921	$4,202

Basic weighted average common shares outstanding	10,271,432	10,363,345	10,241,297	10,341,654
Dilutive stock options	125,578	122,192	125,140	147,147
Dilutive restricted stock grants	8,939	15,292	6,037	14,222
Diluted weighted average common shares outstanding	10,405,949	10,500,829	10,372,474	10,503,023

Basic earnings per share	$0.30	$0.18	$0.97	$0.41
Diluted earnings per share	$0.30	$0.18	$0.96	$0.40

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six months ended June 30, 2018, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the three months ended June 30, 2017, options to purchase an additional 20,000 shares of common stock were excluded as their effect would be anti-dilutive. For the six months ended June 30, 2017, the were no anti-dilutive options omitted from the computation of diluted earnings per share.

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

The operating results of the Company include the operating results produced by the acquired liabilities and additional branch locations. For illustrative purposes, the following table provides certain unaudited pro forma information for the three and six months ended June 30, 2017, with the information calculated as if the four Opus branches had been acquired as of January 1, 2017, the beginning of the year prior to the date of acquisition. The pro forma information is an estimate of the additional interest expense, noninterest income and noninterest expense that might have been incurred during this period. The unaudited pro forma statement does not include interest income earned on the investment of the acquired funds into either loans receivable or available-for-sale investment securities. Actual results would have differed from the unaudited pro forma information presented.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unaudited Pro Forma
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In thousands except share data)
Total revenues (net interest income plus noninterest income)	$9,598	$18,891
Net income	1,498	3,464
Earnings per share - basic	0.14	0.33
Earnings per share - diluted	0.14	0.33

The Company recognized acquisition related expenses of $1,000 and $6,000 for the three and six months ended June 30, 2018, respectively, and $319,000 for both the three and six months ended June 30, 2017.

The following table includes noninterest expenses for the four acquired branches for the three and six months ended June 30, 2018. These expenses are included in the Consolidated Income Statements in Item 1 of this report:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In thousands)
Salaries and employee benefits	$256	$542
Occupancy and equipment	136	218
Marketing	11	16
Other general and administrative	20	42
Total noninterest expense	$423	$818

Note 12 - Revenue Recognition

In accordance with Topic 606, revenues are recognized when goods or services are transferred to the customer in exchange for the consideration the Company expects to be entitled to receive. To determine the appropriate recognition of revenue for transactions within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with the customer; (ii) identify the separate performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the separate performance obligations in the contract; and (v) recognize revenue when the entity satisfies a performance obligation. A contract may not exist if there are doubts as to collectability of the amounts the Company is entitled to in exchange for the goods or services transferred. If a contract is determined to be within the scope of Topic 606, the Company recognizes revenue as it satisfies a performance obligation. The largest portion of the Company’s revenue is from net interest income which is not within the scope of Topic 606.

Disaggregation of Revenue

The following table includes the Company’s noninterest income disaggregated by type of service for the three and six months ended June 30, 2018 and 2017:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
(Loss) gain on sale of investments (1)	$(21)	$56	$(21)	$56
BOLI change in cash surrender value (1)	224	116	473	317
Wealth management revenue	156	307	255	447
Deposit related fees	71	57	134	99
Debit card and ATM fees	104	37	202	66
Loan related fees	104	119	190	154
Loan interest swap fees	22	36	70	121
Other	3	3	6	6
Total noninterest income	$663	$731	$1,309	$1,266
_______________
(1) Not within scope of Topic 606

For the three and six months ended June 30, 2018, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

Revenues recognized within scope of Topic 606

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

Contract Balances

At June 30, 2018, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

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

Overview

First Financial Northwest Bank (“the Bank”) is a wholly-owned subsidiary of First Financial Northwest, Inc. (“the Company”) and, as such, comprises substantially all of the activity for the Company. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and headquarters in Renton, Washington, as well as four retail branches in King County, Washington and five retail branches in Snohomish County, Washington. On August 25, 2017, the Bank completed the purchase of four retail branches in Woodinville in King County, and Lake Stevens, Clearview, and Smokey

Point communities in Snohomish County and acquired $74.7 million in deposits. The Branch Acquisition expanded our retail footprint and provided an opportunity to extend our unique brand of community banking into those communities. In addition, in April 2018, the Bank opened a new branch office at The Junction, a new, mixed use development in Bothell, Washington.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These short term loans typically mature in six to eighteen months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 23 other states, including concentrations in California, Oregon and Arizona of $45.6 million, $12.0 million and $14.7 million, respectively.

In support of our strategic growth plan, the Bank has developed a national line of business to originate and service aircraft loans. These loans are collateralized by new or used, single-engine piston aircraft to light jets for business or personal use which have demonstrated an acceptable valuation history under industry accepted valuation resources. These loans will generally range in size from $250,000 to $8.0 million with underwriting guidelines primarily based on the asset value of the collateral with secondary emphasis placed on the ability of the borrower to repay the loan. We began originating aircraft loans in the fourth quarter of 2016. At June 30, 2018, our business loans included $10.0 million in fixed and adjustable rate aircraft loans.

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

Critical Accounting Policies

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or by using different assumptions. These policies govern the ALLL, the valuation of OREO, and the calculation of deferred taxes, fair values, and other-than-temporary impairments on the market value of investments and derivatives. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies in the 2017 Form 10-K. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the 2017 Form 10-K.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total assets were $1.22 billion at June 30, 2018, an increase of 1.1%, from $1.21 billion at December 31, 2017. The following table details the $13.8 million net change in the composition of our assets at June 30, 2018 from December 31, 2017.

	Balance at June 30, 2018	Change from December 31, 2017	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$9,017	$(172)	(1.9)%
Interest-earning deposits with banks	14,056	7,114	102.5
Investments available-for-sale, at fair value	138,055	5,813	4.4
Loans receivable, net	989,256	594	0.1
FHLB stock, at cost	10,410	528	5.3
Accrued interest receivable	4,084	—	—
Deferred tax assets, net	1,296	85	7.0
OREO	483	—	—
Premises and equipment, net	21,436	822	4.0
BOLI, net	29,501	474	1.6
Prepaid expenses and other assets	4,391	(1,347)	(23.5)
Goodwill	889	—	—
Core deposit intangible	1,191	(75)	(5.9)
Total assets	$1,224,065	$13,836	1.1%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, increased by $7.1 million from December 31, 2017, to June 30, 2018. These funds fluctuate based on our funding needs. When excess cash is available in these accounts, it is invested in higher interest-earning assets or used to pay down FHLB advances.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $5.8 million during the first six months of 2018. During this period, we purchased $22.1 million of securities which included two mortgage-backed securities, two corporate bond, two tax-exempt municipal securities, three asset-backed securities, and four U.S. government agency bonds. These purchases were made to complete the restructuring of our available-for-sale investment securities that began in December 2017, as well as to invest excess cash earning a nominal yield into higher-yielding assets. The purchases included certain longer-term securities as well as Community Reinvestment Act (“CRA”) qualified investments. During the six months ended June 30, 2018, we sold $1.6 million of securities, had a called security of $1.5 million, and maturities or early payoffs of $6.7 million. At June 30, 2018, corporate bonds issued by financial institutions represented $23.1 million, or 16.8% of our investments available-for-sale and municipal bonds represented $13.8 million, or 10.0% of our investments available-for-sale.

The effective duration of the investments available-for-sale at June 30, 2018, was 3.3% as compared to 2.9% at December 31, 2017, partially due to the longer-term securities purchased during the quarter. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable remained relatively unchanged, increasing $594,000 to $989.3 million at June 30, 2018 as compared to December 31, 2017. Loan originations of $147.1 million were supplemented with $18.9 million of purchases to offset loan repayments. During the first six months of 2018, our one‑to‑four family portfolio increased by $24.9 million, with specific emphasis on loans for investment properties and to foreign nationals. Both of these sectors have challenges obtaining secondary market eligible loans, making them a desirable niche for our portfolio. In addition, multifamily and commercial real estate loans increased by $10.0 million and $10.4 million, respectively. The total balance of our construction loans decreased by $58.3 million during the first six months of 2018, primarily due to a $20.0 million paydown in January 2018 of a construction/land loan and a slowdown of originations on construction projects.

The growth in one-to-four family residential loans and decrease in construction/land loans have improved our commercial concentrations. At June 30, 2018 and December 31, 2017, the Bank’s construction loans totaled 73.5% and 108.6%, respectively, of total capital, and total non-owner occupied commercial real estate was 475.2% and 514.0%, respectively, of total capital. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non‑residential, and construction, should not exceed 550% of total risk-based capital. Our concentration guideline for construction/land loans is to limit these loans to 100% of total risk-based capital. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL.  The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our commercial and construction loan portfolio by collateral type at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Multifamily real estate:
Micro-unit apartments	$14,204	$14,331
Other multifamily	180,649	170,571
Total multifamily real estate	194,853	184,902

Commercial real estate:
Office	99,739	112,327
Retail	141,451	129,875
Mobile home park	15,655	19,970
Warehouse	28,185	22,701
Storage	30,383	32,201
Other non-residential	56,820	44,768
Total commercial real estate	372,233	361,842

Construction/land:
One-to-four family residential	85,218	87,404
Multifamily	75,433	108,439
Commercial	5,735	5,325
Land	12,911	36,405
Total construction/land	179,297	237,573
Total multifamily, commercial and construction/land loans	$746,383	$784,317

The LIP related to our construction/land loans decreased by $10.9 million as draws and payoffs of existing construction loans outpaced originations during the first six months of 2018. Included in total construction/land loans at June 30, 2018 are $55.2 million of multifamily loans and $5.7 million of commercial loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At December 31, 2017, construction/land loans included $71.4 million of multifamily loans, $5.3 million of commercial loans and $2.6 million of one-to-four family loans that roll over to permanent loans in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank will originate and purchase loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the six months ended June 30, 2018, the Bank purchased $18.9 million of loans that included $928,000 of one-to-four family residential loans secured by properties located in Washington State and $17.9 million of commercial loans secured by properties located in New York, Utah, Pennsylvania and California.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At June 30, 2018, total loans secured by collateral located in California represented 4.5% of our total loans, net of LIP and total loans secured by collateral located outside the states of California and Washington represented 8.0% of our total loans, net of LIP. The following table details geographic concentrations in our loan portfolio, net of LIP:

	At June 30, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$231,274	$120,633	$183,153	$84,354	$12,434	$10,790	$642,638
Pierce County	33,643	10,472	27,881	10,487	—	626	83,109
Snohomish County	22,052	3,249	33,750	439	13	367	59,870
Kitsap County	3,375	1,505	797	2,168	—	—	7,845
California	2,756	17,755	24,715	—	354	—	45,580
Other Washington Counties	9,749	24,198	47,370	776	1,317	546	83,956
Outside Washington and California (1)	723	17,041	54,024	—	8,003	—	79,791
Total loans, net of LIP	$303,572	$194,853	$371,690	$98,224	$22,121	$12,329	$1,002,789
_______________
(1) Includes loans in Oregon, Arizona, Utah and 19 other states.

Our five largest borrowing relationships, which represent 7.9% of our net loans, decreased by $9.6 million to $78.9 million at June 30, 2018, from $88.5 million at December 31, 2017. The total number of loans represented by this group of borrowers remained stable at 18 loans at both June 30, 2018 and December 31, 2017. At June 30, 2018, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio.

The following table details our five largest lending relationships at June 30, 2018:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Aggregate Balance of Loans (3)
	(Dollars in thousands)
Real estate investor	5	$—	$8,698	$13,368	$—	$—	$—	$22,066
Real estate investor	3	—	—	—	4,173	10,924	—	15,097
Real estate investor	5	450	—	13,903	—	—	319	14,672
Real estate investor	2	—	13,855	—	—	—	—	13,855
Real estate investor	3	442	—	12,734	—	—	—	13,176
Total	18	$892	$22,553	$40,005	$4,173	$10,924	$319	$78,866
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	All of the one-to-four family residential loans for these borrowers are for owner occupied properties. The commercial real estate loans are for non-owner occupied properties.

(3)	Net of LIP.

The ALLL decreased to $12.8 million at June 30, 2018, from $12.9 million at December 31, 2017, and represented 1.27% and 1.28% of total loans receivable, net of LIP at June 30, 2018, and December 31, 2017, respectively. The ALLL consists of two components, the general allowance and the specific reserves. The decrease in the ALLL was primarily the result of recoveries in our loan portfolio and consisted of a $77,000 decrease in the general reserve and a $51,000 decrease in the specific reserves. For additional information, see “Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017 - Provision for Loan Losses” discussed below.

We believe that the ALLL at June 30, 2018, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

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

The following table presents a breakdown of our TDRs at the dates indicated:

	June 30, 2018	December 31, 2017	Six Month Change
	(Dollars in thousands)
Total nonperforming TDRs	—	—	—

Performing TDRs:
One-to-four family residential	9,990	13,434	(3,444)
Multifamily	1,122	1,134	(12)
Commercial real estate	2,624	3,194	(570)
Consumer	43	43	—
Total performing TDRs	13,779	17,805	(4,026)
Total TDRs	$13,779	$17,805	$(4,026)
% TDRs classified as performing	100.0%	100.0%

Our TDRs decreased $4.0 million at June 30, 2018, compared to December 31, 2017, as a result of principal repayments and loan payoffs. At June 30, 2018, there were no TDRs on nonaccrual status. In addition, there were no committed but undisbursed funds in connection with our TDRs and impaired loans. The largest TDR relationship at June 30, 2018, totaled $3.2 million and was secured by $2.9 million in one-to-four family residential rental properties and $376,000 in an owner occupied commercial property, all located in King County.

Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2018, total past due loans represented 0.05% of total loans receivable, as compared to 0.01% at December 31, 2017.

Nonperforming assets remained relatively unchanged with a balance of $647,000 at June 30, 2018, compared to $662,000 at December 31, 2017. The following table presents detailed information on our nonperforming assets at the dates indicated:

	June 30, 2018	December 31, 2017	Six Month Change
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$116	$128	$(12)
Consumer	48	51	(3)
Total nonperforming loans	164	179	(15)

OREO	483	483	—
Total nonperforming assets (1)	$647	$662	$(15)

Nonperforming assets as a percent of total assets	0.05%	0.05%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 100.0% of our TDRs were performing in accordance with their restructured terms at June 30, 2018.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. Principal repayments on nonaccrual loans decreased the balance to $164,000 at June 30, 2018, from $179,000 at December 31, 2017. There were no loan charge-offs or loans added to nonaccrual status during the first six months of 2018.

The two nonaccrual loans in the loan portfolio at June 30, 2018, included a $116,000 one-to-four family residential loan secured by an owner occupied single family residence in Snohomish County and a $48,000 home equity second mortgage secured by a nonowner occupied single family residence in King County. At June 30, 2018, both of these loans were current on their loan payments.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the low ratio of our nonperforming assets as a percent of total assets of 0.05% at both June 30, 2018, and December 31, 2017 and our minimal amount of OREO held at June 30, 2018.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At June 30, 2018, and December 31, 2017, OREO was $483,000 and consisted of two undeveloped lots located in Pierce County with carrying values of $270,000 and $213,000.

The following table presents a breakdown of our OREO by county and number of properties at June 30, 2018:

	County				Total OREO	Number of Properties	Percent of Total OREO
	King	Pierce	Kitsap	Mason
	(Dollars in thousands)
OREO:
Commercial real estate (1)	—	$483	$—	$—	$483	2	100.0%
Total OREO	$—	$483	$—	$—	$483	2	100.0%

(1) The two commercial real estate properties are undeveloped lots.

Intangible assets. The balance of goodwill was $889,000 at both June 30, 2018 and December 31, 2017. Goodwill was calculated as the excess purchase price of the branches acquired in the Branch Acquisition over the fair value of the assets acquired and liabilities assumed at August 25, 2017.

The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The CDI balance was $1.2 million and $1.3 million at June 30, 2018 and December 31, 2017, respectively. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount amortizes into noninterest expense on an accelerated basis over ten years.

Deposits. During the first six months of 2018, deposits decreased $6.8 million to $832.8 million at June 30, 2018, compared to $839.5 million at December 31, 2017. Deposit accounts consisted of the following:

	June 30, 2018	Change from December 31, 2017	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$51,454	$6,020	13.2%
Interest-bearing checking	39,231	1,007	2.6
Statement savings	26,597	(1,859)	(6.5)
Money market	304,542	(14,094)	(4.4)
Certificates of deposit, retail	335,440	2,176	0.7
Certificates of deposit, brokered	75,488	—	—
	$832,752	$(6,750)	(0.8)

The balances at our four acquired branches have remained stable with a net increase of $1.3 million at June 30, 2018 compared to August 25, 2017, the acquisition date. In addition, our branch in the Crossroads community of Bellevue, Washington had an increase in deposits of $16.6 million during the first six months of 2018. The balance of money market accounts decreased during the six months ended June 30, 2018, due to the managed run off of higher cost deposits. Our growth to ten branch locations supports our goal to grow and diversify our deposit base.

Our portfolio of brokered certificates of deposits remained at $75.5 million at June 30, 2018, unchanged from December 31, 2017. As needed, we will increase our portfolio of these brokered deposits as a source of additional funding in future periods. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of 1 to 33 months, along with the enhanced call features of these deposits, assist us in our efforts to manage interest rate risk.

At June 30, 2018 and December 31, 2017, we held $22.2 million and $21.5 million in public funds, respectively, nearly all of which were retail certificates of deposit.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet. Total FHLB advances were $224.0 million at June 30, 2018, an $8.0 million increase from $216.0 million at December 31, 2017. At June 30, 2018, the Bank had $104.0 million in borrowings that are due in less than one year and $120.0 million in borrowings that are due in three years. Our long-term advances at June 30, 2018 included three $40.0 million Member Option Variable Rate advances that reprice quarterly and allow prepayment without penalties at the repricing date. In addition, we held $39.0 million in borrowed Fed Funds at that date. The repayment option on our Member Option Variable Rate advances and short term nature of Fed Funds provides us flexibility to adjust the level of our borrowings as our customer deposit balances grow consistent with our asset/liability objectives. Our FHLB advances also include a $50.0 million fixed rate three‑month advance that renews quarterly at the fixed interest rate in effect at that time designated as a cash flow hedge, as described below.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank entered into a five-year, $50 million notional, pay fixed, receive floating cash flow hedge or interest rate swap with a qualified institution on October 25, 2016. Under the terms of the Cash Flow Hedge agreement, the Bank pays a fixed rate of 1.34% for five years and, in turn, receives an interest payment based on the three-month LIBOR index, which resets quarterly. Concurrently, the Bank borrowed a $50.0 million fixed rate three-month advance that will be renewed quarterly at the fixed interest rate in effect at that time. Effectiveness of the swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At June 30, 2018, we recognized a $2.4 million fair value asset as a result of the increase in the market value of the hedge agreement.

Stockholders’ Equity. Total stockholders’ equity increased $9.9 million during the first six months of 2018 to $152.6 million at June 30, 2018, from $142.6 million at December 31, 2017. The primary source of the increase was an $8.4 million increase in retained earnings as the result of $9.9 million in net income for the six months ended June 30, 2018, partially offset by shareholder cash dividends of $1.5 million, or $0.15 per share, paid during this period. Additional shares of common stock were issued during the first six months of 2018 with the exercise of 137,940 stock options and awarding of 30,179 shares of restricted stock.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Dividend declared per common share	$0.08	$0.07	$0.15	$0.13
Dividend payout ratio (1)	26.7%	38.9%	15.5%	32.0%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and 2017

General. Net income for the three months ended June 30, 2018, was $3.1 million, or $0.30 per diluted share as compared to net income of $1.9 million, or $0.18 per diluted share for the three months ended June 30, 2017. The $1.2 million increase in net income during the second quarter of 2018 was primarily the result of a $1.1 million increase in net interest income and the recognition of a $400,000 recapture of provision for loan loss for the three months ended June 30, 2018, partially offset by a $651,000 increase in noninterest expense.

Net Interest Income. Net interest income for the three months ended June 30, 2018, increased $1.1 million to $10.1 million, as compared to $9.0 million for the three months ended June 30, 2017, due primarily to the growth in the average balance of net loans outstanding between periods, partially offset by increased interest expense due to higher deposit balances and increases in short term interest rates. Our average interest earning assets increased by $157.4 million and the average yield increased 16 basis points for the three months ended June 30, 2018, as compared to the same period in 2017.

The average balance of our interest-bearing liabilities increased by $138.4 million during the three months ended June 30, 2018 as compared to the same period in 2017 as our customer deposits and borrowings increased to meet the funding needs of our loan portfolio. In response to increases in the short-term market interest rates, the cost of our interest-bearing liabilities has increased by 30 basis points between these same time periods.

The Company’s net interest margin and interest rate spread decreased by 10 basis points and 14 basis points, respectively, primarily due to increases in our cost of funds as our interest‑bearing liabilities generally reprice faster than our interest-earning assets in response to changes in market interest rates. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended June 30, 2018 Compared to June 30, 2017 Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$212	$1,865	$2,077
Investments available-for-sale	65	58	123
Interest-earning deposits with banks	14	(12)	2
FHLB stock	33	10	43
Total net change in income on interest-earning assets	324	1,921	2,245

Interest-bearing liabilities:
Interest-bearing demand	(18)	17	(1)
Statement savings	(1)	—	(1)
Money market	298	169	467
Certificates of deposit, retail	217	(38)	179
Certificates of deposit, brokered	15	—	15
Advances from the FHLB	363	91	454
Total net change in expense on interest-bearing liabilities	874	239	1,113
Total net change in net interest income	$(550)	$1,682	$1,132

The $2.1 million increase in loan interest income during the second quarter of 2018, as compared to the same period in 2017, was a combined result of a $152.2 million increase in the average outstanding loan balance with an increase in the average loan yield of nine basis points. Loan originations during the past year were generally made at higher market rates as compared to the existing loan portfolio. Also contributing to the increase in loan yield, the portion of our loan portfolio of variable rate loans increased to 50.8% at June 30, 2018 from 45.3% at June 30, 2017.

Interest expense increased by $1.1 million for the three months ended June 30, 2018, as compared to the same period in 2017, primarily as a result of increases in the cost of interest-bearing liabilities, in particular money market interest deposits, and FHLB advances. In response to market rate increases, the average cost of our interest-bearing deposits increased by 19 basis points and the average cost of our FHLB advances increased by 68 basis points for the three months ended June 30, 2018 as compared to the same period in 2017. Also contributing to the increase in interest expense during these periods, the average balance of our interest-bearing deposits increased by $108.9 million, with a significant portion of this coming from our branch acquisition in the third quarter of 2017. Money market interest expense increased by $467,000 as a result of a $104.3 million increase in the average balance combined with a 37 basis point increase in the average cost of these funds. To further assist in funding the growth in loans receivable, the average balance of our FHLB advances increased by $29.5 million between the same periods.

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended June 30, 2018 and 2017. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$997,059	$12,429	5.00%	$844,853	$10,352	4.91%
Investments available-for-sale	141,035	1,010	2.87	132,375	887	2.69
Interest-earning deposits with banks	11,927	44	1.48	16,831	42	1.00
FHLB stock	10,004	105	4.21	8,616	62	2.89
Total interest-earning assets	1,160,025	13,588	4.70	1,002,675	11,343	4.54
Noninterest earning assets	69,316			63,802
Total average assets	$1,229,341			$1,066,477

Liabilities and Stockholders' Equity
Interest-bearing demand	$38,662	$18	0.19%	$20,426	$19	0.37%
Statement savings	26,262	9	0.14	27,366	10	0.15
Money market	324,507	825	1.02	220,241	358	0.65
Certificates of deposit, retail	336,933	1,254	1.49	349,401	1,075	1.23
Certificates of deposit, brokered	75,488	329	1.75	75,488	314	1.67
Total interest-bearing deposits	801,852	2,435	1.22	692,922	1,776	1.03
Advances from the FHLB and other borrowings	213,857	1,024	1.92	184,357	570	1.24
Total interest-bearing liabilities	1,015,709	3,459	1.37	877,279	2,346	1.07
Noninterest bearing liabilities	63,389			45,555
Average equity	150,243			143,643
Total average liabilities and equity	$1,229,341			$1,066,477
Net interest income		$10,129			$8,997
Net interest margin			3.50%			3.60%

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

During the quarter ended June 30, 2018, management evaluated the adequacy of the ALLL and concluded that a recapture of provision for loan losses in the amount of $400,000 was appropriate for the quarter, primarily due to the decline in loans receivable and changes in the composition of our loan portfolio. During the quarter ended June 30, 2018, net construction/land loans decreased by $19.3 million and business loans decreased $2.1 million, consequently decreasing the related general allowance required on these higher risk loans. In comparison, during the quarter ended June 30, 2017, a $100,000 provision for loan losses was recognized as a result of growth in loans receivable, partially offset by payoffs and credit improvements to certain adversely graded loans.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$1,002,789	$875,510
Average loans receivable during period	997,059	844,853
ALLL balance at beginning of period	13,136	11,158
(Recapture) provision for loan losses	(400)	100
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	6	27
Construction/land development	12	—
Total recoveries	18	27
Net recovery	18	27
ALLL balance at end of period	$12,754	$11,285
ALLL as a percent of total loans, net of LIP	1.27%	1.29%
Ratio of net recoveries to average net loans receivable	—	—

Noninterest Income. Noninterest income decreased $68,000 to $663,000 for the quarter ended June 30, 2018, from $731,000 for the quarter ended June 30, 2017. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended June 30, 2018	Change from Three Months Ended June 30, 2017	Percent Change
	(Dollars in thousands)
Net loss on sale of investments	(21)	(77)	(137.5)
BOLI change in cash surrender value	224	108	93.1%
Wealth management revenue	156	(151)	(49.2)
Deposit related fees	175	81	86.2
Loan related fees	126	(29)	(18.7)
Other	3	—	—
Total noninterest income	$663	$(68)	(9.3)%

The decrease in noninterest income for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily the result of a $151,000 decrease in wealth management revenue. This is a combined result of a reduction in sales staff and fluctuations in the timing and mix of commissions received on these serviced accounts. This decrease was partially offset by an increase in deposit related fees as a result of our increased number of branches and the corresponding increase in ATM and debit card related fees as well as other fees from an increase in transaction volume.

Noninterest income from our BOLI policies increased by $108,000 for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, as the increase in cash surrender value on the $4.2 million in policies purchased in 2017 was partially offset by plan expenses during the first year subsequent to the purchase date.

Noninterest Expense. Noninterest expense increased $651,000 to $7.5 million for the three months ended June 30, 2018, from $6.8 million for the comparable period in 2017.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended June 30, 2018	Change from Three Months Ended June 30, 2017	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,931	$522	11.8%
Occupancy and equipment	829	250	43.2
Professional fees	442	(40)	(8.3)
Data processing	351	(168)	(32.4)
OREO related expenses, net	2	22	110.0
Regulatory assessments	110	(2)	(1.8)
Insurance and bond premiums	154	56	57.1
Marketing	77	25	48.1
Other general and administrative	591	(14)	(2.3)
Total noninterest expense	$7,487	$651	9.5%

Expenses for salaries and employee benefits increased $522,000 for the three months ended June 30, 2018, as compared to the same period in 2017. As a result of our de novo branches, the Branch Acquisition and the development of new products, the number of full time employees increased to 149 at June 30, 2018, from 129 at June 30, 2017. In addition to the impact on employee expenses, the increase in the number of our branch locations over the last year resulted in a $250,000 increase in occupancy and equipment expenses. Partially offsetting these increases, our data processing expense decreased by $168,000 for the three months ended June 30, 2018, as we incurred additional expenses during the same period in 2017 in support of our ATM conversion and the Branch Acquisition.

Federal Income Tax Expense. Income before federal income taxes increased by $913,000 for the three months ended June 30, 2018 as compared to the same period in 2017, however, the provision for income taxes was lower as a result of utilizing a lower effective federal corporate income tax rate for the three months ended June 30, 2018, due to the Tax Act. As of January 1, 2018, our statutory federal corporate income tax rate was 21%, as compared to 35% for prior years. We recorded federal income tax provisions of $603,000 and $924,000 for the three months ended June 30, 2018, and 2017, respectively. In addition, the exercise of stock options resulted in a reduction in our effective tax rate for both periods, however a larger number of stock options were exercised during the three months ended June 30, 2018, resulting in a greater reduction in our tax rate during this period.

Comparison of Operating Results for the Six Months Ended June 30, 2018 and 2017

General. Net income for the six months ended June 30, 2018 was $9.9 million, or $0.96 per diluted share as compared to net income of $4.2 million, or $0.40 per diluted share for the six months ended June 30, 2017. The increase in 2018 was primarily the result of a $3.3 million increase in net interest income and a $4.4 million recapture of loan loss provision partially offset by a $1.6 million increase in noninterest expense.

Net Interest Income. Net interest income for the six months ended June 30, 2018 was $21.1 million, as compared to $17.9 million for the same period in 2017, due to the $5.4 million increase in our interest income partially offset by a $2.1 million increase in interest expense. The increase in total interest income was primarily the result of the $156.4 million increase in average loans receivable combined with an increase in the average loan yield of 26 basis points for the six months ended June 30, 2018, as compared to the same period in 2017. A significant contributor to this increase was the receipt of an additional $1.0 million in loan interest income during the first quarter of 2018 from repayment of balances on previously charged off loans. The additional interest also contributed to our net interest margin, which increased to 3.69% for the six months ended June 30, 2018, from 3.62% for the six months ended June 30, 2017.

The average balance of our interest-bearing liabilities increased by $145.8 million during the six months ended June 30, 2018, as compared to the same period in 2017 as our customer deposits and borrowings increased to meet the funding needs of our loan portfolio. In response to increases in the short-term market interest rates, the cost of our interest-bearing liabilities has increased by 27 basis points between these same time periods.

The Company’s net interest margin and interest rate spread increased by seven basis points and four basis points, respectively, primarily due to increases in our cost of interest-bearing liabilities as our interest bearing liabilities generally reprice faster than our interest-earning assets in response to changes in market interest rates. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Six Months Ended June 30, 2018 Compared to June 30, 2017 Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,278	$3,815	$5,093
Investments available-for-sale	62	145	207
Interest-earning deposits with banks	32	(36)	(4)
FHLB stock	39	25	64
Total net change in income on interest-earning assets	1,411	3,949	5,360

Interest-bearing liabilities:
Interest-bearing demand	(27)	33	6
Statement savings	(2)	(1)	(3)
Money market	613	335	948
Certificates of deposit, retail	368	(106)	262
Certificates of deposit, brokered	31	—	31
Advances from the FHLB	672	190	862
Total net change in expense on interest-bearing liabilities	1,655	451	2,106
Total net change in net interest income	$(244)	$3,498	$3,254

The $5.1 million increase in loan interest income during the first six months of 2018, as compared to the same period in 2017, was a combined result of a $156.4 million increase in the average outstanding loan balance with an increase in the average loan yield of 26 basis points. While a portion of the yield increase was due to the receipt of $1.0 million in additional interest income discussed above, loan originations during the past year at generally higher market interest rates, and the variable rate nature of our loan portfolio also helped to increase the average yield on our loan portfolio.

Interest income on our investments available-for-sale increased $207,000 for the six months ended June 30, 2018, as compared to the same period in 2017 primarily as a result of the $10.9 million increase in the average balance of our investments portfolio. Interest income on our interest-earning deposits decreased $4,000 for the six months ended June 30, 2018, as compared to the same period in 2017, primarily as a result of the $8.7 million decrease in the average balance of these deposits. We convert excess cash earning a nominal yield into higher yielding assets or paydowns on our FHLB advances. Partially offsetting the impact of the decrease in average balance of our interest-earning deposits, the average yield earned on interest-earning deposits increased by 55 basis points for the six months ended June 30, 2018, as compared to the same period in 2017.

Interest expense increased $2.1 million for the six months ended June 30, 2018, as compared to the same period in 2017. The average cost of interest-bearing deposits increased by 17 basis points for the six months ended June 30, 2018, as compared to the same period in 2017 as we remained competitive with rising market interest rates. Interest expense on money market accounts increased by $948,000, year over year due to an increase in the average balance of these accounts of $112.2 million combined with a 38 basis point increase in the cost of these funds. In addition, interest expense on retail certificates of deposit increased by $262,000 as a result of a 22 basis point increase in the cost of these funds partially offset by a $17.3 million decrease in their average balance. Interest expense on our FHLB advances and other borrowings increased by $862,000 for the six months ended June 30, 2018, as compared to the same period in 2017 as a result of a $33.3 million increase in the average balance of FHLB advances and a 64 basis point increase in the cost of these funds.

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the six months ended June 30, 2018 and 2017. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$991,460	$25,472	5.18%	$835,106	$20,379	4.92%
Investments available-for-sale	141,632	1,939	2.76	130,693	1,732	2.67
Interest-earning deposits with banks	11,823	82	1.40	20,512	86	0.85
FHLB stock	9,800	208	4.28	8,327	144	3.49
Total interest-earning assets	1,154,715	27,701	4.84	994,638	22,341	4.53
Noninterest earning assets	69,195			61,848
Total average assets	$1,223,910			$1,056,486

Liabilities and Stockholders' Equity
Interest-bearing demand	$38,507	$41	0.21%	$19,956	$35	0.35%
Statement savings	26,799	18	0.14	27,717	21	0.15
Money market	327,309	1,589	0.98	215,071	641	0.6
Certificates of deposit, retail	335,042	2,409	1.45	352,391	2,147	1.23
Certificates of deposit, brokered	75,488	654	1.75	75,488	623	1.66
Total interest-bearing deposits	803,145	4,711	1.18	690,623	3,467	1.01
Advances from the FHLB and other borrowings	211,215	1,877	1.79	177,964	1,015	1.15
Total interest-bearing liabilities	1,014,360	6,588	1.31	868,587	4,482	1.04
Noninterest bearing liabilities	62,020			45,796
Average equity	147,530			142,103
Total average liabilities and equity	$1,223,910			$1,056,486
Net interest income		$21,113			$17,859
Net interest margin			3.69%			3.62%

Provision for Loan Losses. During the six months ended June 30, 2018, management evaluated the adequacy of the ALLL and concluded that a recapture of provision for loan losses in the amount of $4.4 million was appropriate for the period. The recapture for the six months ended June 30, 2018 was primarily a result of $4.3 million of recoveries received on previously charged off loans. In addition, the composition of our loan portfolio changed, resulting in lower balances of construction/land loans and business loans, which generally carry higher levels of risk. In comparison, the $300,000 provision for loan losses recorded for the six months ended June 30, 2017, was primarily a reflection of the $46.6 million growth in net loans receivable during this period, partially offset by payoffs and credit improvements to certain adversely classified loans.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$1,002,789	$875,510
Average loans receivable during period	991,460	835,106
ALLL balance at beginning of period	12,882	10,951
(Recapture of provision) provision for loan losses	(4,400)	300
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	4,246	33
Commercial real estate	14	—
Construction/land development	12	—
Consumer	—	1
Total recoveries	4,272	34
Net recovery	4,272	34
ALLL balance at end of period	$12,754	$11,285
ALLL as a percent of total loans, net of LIP	1.27%	1.29%
Ratio of net recoveries to average net loans receivable (annualized)	0.43	—

Noninterest Income. Noninterest income remained relatively unchanged at $1.3 million for both the six months ended June 30, 2018 and 2017. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Six Months Ended June 30, 2018	Change from Six Months Ended June 30, 2017	Percent Change
	(Dollars in thousands)
Net loss on sale of investments	(21)	(77)	(137.5)%
BOLI change in cash surrender value	473	156	49.2
Wealth management revenue	255	(192)	(43.0)
Deposit related fees	336	171	103.6
Loan related fees	260	(15)	(5.5)
Other	6	—	—
Total noninterest income	$1,309	$43	3.4%

BOLI noninterest income increased by $156,000 for the six months ended June 30, 2018, as compared to the same period in 2017. During 2017, $4.2 million in new BOLI policies were purchased where certain policy expenses were deducted from earnings over the first year subsequent to the purchase date, partially reducing the noninterest income on our BOLI policies we otherwise would recognize. Deposit related fees increased by $171,000, primarily due to the increased number of deposit accounts from our branch expansion.

Partially offsetting these increases, wealth management revenue decreased by $192,000 for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This decrease is a combined result of a reduction in sales staff and normal fluctuations in the timing and mix of commissions received on these serviced accounts. In addition, sales of investments available-for-sale generated a net loss of $21,000 for the six months ended June 30, 2018, as compared to a net gain of $56,000 for the six months ended June 30, 2017.

Noninterest Expense. Noninterest expense increased $1.6 million to $14.5 million for the six months ended June 30, 2018, as compared to the same period in 2017.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Six Months Ended June 30, 2018	Change from Six Months Ended June 30, 2017	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$9,593	$899	10.3%
Occupancy and equipment	1,598	539	50.9
Professional fees	770	(151)	(16.4)
Data processing	675	(84)	(11.1)
OREO-related (reimbursements) expenses, net	3	(17)	(85.0)
Regulatory assessments	265	57	27.4
Insurance and bond premiums	260	63	32.0
Marketing	184	84	84.0
Other general and administrative	1,166	220	23.3
Total noninterest expense	$14,514	$1,610	12.5%

The primary contributor to the increase in noninterest expense was our branch expansion over the past year. To support our new branches and the development of new products, our full-time equivalent employees increased to 149 at June 30, 2018, from 129 at June 30, 2017, resulting in an $899,000 increase to our salaries and employee benefits expense. In addition, occupancy and equipment expenses increased by $539,000 with our growth to ten locations at June 30, 2018. Our growth was also reflected by a $220,000 increase in other general and administrative expenses for the six months ended June 30, 2018, as compared to the same period in 2017.

Federal Income Tax Expense. Income before federal income taxes increased by $6.4 million for the six months ended June 30, 2018 as compared to the same period in 2017. As a result of the reduction in our statutory federal corporate income tax rate to 21% in 2018, we recorded a federal corporate income tax provision of $2.4 million for the six months ended June 30, 2018, as compared to $1.7 million for the same period last year. During the six months ended June 30, 2018 and 2017, the exercise of certain stock options resulted in a tax benefit, partially offsetting the year-to-date tax provision, however a larger number of stock options were exercised during 2018, resulting in a greater reduction in our tax rate for this period.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At June 30, 2018, retail certificates of deposit of $161.0 million and brokered certificates of deposit of $29.3 million were scheduled to mature in one year or less. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, which are collateral dependent, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale increased $5.8 million from December 31, 2017, to $138.1 million at June 30, 2018, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks increased by $7.1 million to $14.1 million at June 30, 2018, from December 31, 2017, as a result of fluctuations in our funding needs for loans receivable and retail deposits. At June 30, 2018, the Bank maintained credit facilities with the FHLB totaling $428.5 million, with an outstanding balance of $224.0 million. At June 30, 2018, we also had available a total of $35.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at June 30, 2018, of $75.5 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk associated with retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At June 30, 2018, brokered certificates of deposit had a remaining maturity of up to 31 months. Most of these certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At June 30, 2018, the Company (on an unconsolidated basis) had liquid assets of $23.2 million and short-term liabilities of $239,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2018 and December 31, 2017, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at June 30, 2018:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$1,264	$1,264	$—	$—	$—
Unused portion of lines of credit	34,262	7,611	12,202	2,055	12,394
Undisbursed portion of construction loans	81,616	52,789	28,827	—	—
Total commitments	$117,142	$61,664	$41,029	$2,055	$12,394

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

As of June 30, 2018, the Bank had eight operating leases with remaining terms of 26 months to seven years which carry minimum lease payments of $39,000 per month. All eight leases offer extension periods. During the first quarter of 2018, the Bank moved the branch offices in Lake Stevens and Smokey Point, Washington to new leased facilities in those communities, replacing the assumed leases from our 2017 Branch Acquisition. A new leased branch office in Bothell, Washington officially opened in April 2018.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At June 30, 2018, stockholders’ equity totaled $152.6 million, or 12.5% of total assets. Our book value per share of common stock was $13.97 at June 30, 2018, compared to $13.27 at December 31, 2017. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of June 30, 2018, the Bank and consolidated Company exceeded all regulatory capital requirements and the Bank was considered “well capitalized” under regulatory capital guidelines of the FDIC. The following table provides our capital requirements and actual results.

	At June 30, 2018
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)
Bank only	$125,374	10.22%	$49,088	4.00%	$61,361	5.00%
Consolidated	152,619	12.41	49,175	4.00	61,469	5.00
Common equity tier I ("CET1") (to risk-weighted assets)
Bank only	125,374	13.21	42,697	4.50	61,674	6.50
Consolidated	152,619	16.05	42,778	4.50	61,790	6.50
Tier I risk-based capital (to risk-weighted assets)
Bank only	125,374	13.21	56,930	6.00	75,907	8.00
Consolidated	152,619	16.05	57,037	6.00	76,049	8.00
Total risk-based capital (to risk-weighted assets)
Bank only	137,250	14.47	75,907	8.00	94,883	10.00
Consolidated	164,518	17.31	76,049	8.00	95,061	10.00

In addition to the minimum CET1, Tier I total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at more than 0.625% of risk-weighted assets and will increase each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. As of June 30, 2018, the conservation buffer was an amount more than 1.25% and First Financial Northwest’s and the Bank’s conservation buffer was 9.31% and 6.47%, respectively.

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

We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower our cost of borrowing while taking into account variable interest rate risk. On October 25, 2016, the Bank entered into a Cash Flow Hedge agreement to effectively fix the rate for five years on $50.0 million of short-term FHLB advances. We are using this interest rate swap as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At June 30, 2018, pursuant to the Cash Flow Hedge agreement we held a $50.0 million notional pay fixed, receive floating cash flow hedge. The Bank pays a fixed rate of 1.34% for five years and in turn, receives an interest payment based on three-month LIBOR, which resets quarterly. The hedge instrument is a $50.0 million FHLB fixed-rate three-month advance that is renewed at the fixed rate at maturity. Entering into this hedge agreement has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in projected net interest income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. A portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 50.8% of our total loans, net of LIP, were adjustable-rate loans at June 30, 2018. At that date, $215.7 million, or 42.4% of these loans were at their floor, with a weighted-average interest rate of 4.23%.

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

The assumptions we use are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, loan prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. We use market data to determine prepayments and maturities of loans, investments and borrowings and use our own assumptions on deposit decay rates. Time deposits are modeled to reprice at rates that change in proportion to market rates upon their stated maturities. We also assume that non-maturity deposit rates can be maintained with rate adjustments proportionate to the change in market interest rates, based upon our historical deposit decay rates. We have demonstrated in the past that the tiering structure of our deposit accounts during changing rate environments results in relatively lower volatility and less than market rate changes in our interest expense for deposits. We tier our deposit accounts by balance and rate, whereby higher balances within an account earn higher rates of interest. Therefore, deposits that are not very rate sensitive (generally, lower balance tiers) are separated from deposits that are rate sensitive (generally, higher balance tiers). When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon our analysis of our customer base, competitive factors and historical experience.

Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100 basis points. Reductions of rates by 200 and 300 basis points were not reported due to the current low rate environment.

The following table illustrates the change in our net interest income at June 30, 2018, that would occur in the event of an instantaneous change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at June 30, 2018
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$35,786	(6.10)%
+200	36,558	(4.07)
+100	37,386	(1.90)
Base	38,110	—
(100)	37,634	(1.25)

The following table illustrates the change in our net portfolio value (“NPV”) at June 30, 2018, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$123,361	$(41,984)	(25.39)%	11.00%	(3.48)%	$1,121,810
+200	136,425	(28,920)	(17.49)	11.88	(2.40)	1,148,280
+100	151,844	(13,501)	(8.17)	12.89	(1.12)	1,177,835
Base	165,345	—	—	13.71	—	1,206,133
(100)	172,657	7,312	4.42	14.01	0.61	1,232,480
_____________

(1) The net portfolio value is the difference between the present value of the discounted cash flows of assets and liabilities and represents the market value of the Company’s equity for any given interest rate scenario. Net portfolio value is useful for determining, on a market value basis, how the market value of equity changes in response to various interest rate scenarios. Large changes in net portfolio value reflect increased interest rate sensitivity and generally more volatile earnings streams.
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

At June 30, 2018, other than the interest rate swap we entered into through the Cash Flow Hedge agreement, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements (8)
10.7	Form of restricted stock award agreement (8)
10.8	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (3)
10.9	Separation Agreement and General Release between First Financial Northwest Bank and Gregg DeRitis and dated August 31, 2017 (9)
10.10	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (10)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 on June 6, 2007 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2017.

(3)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 11, 2017.

(6)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2016.

(8)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.

(9)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 8, 2017.

(10)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for March 31, 2018 filed on May 8, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: August 8, 2018	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2018	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2018	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.