Form 10-Q
period 2018-09-30
First Financial Northwest, Inc.
filed 2018-11-07
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or
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

YES    X   NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 5, 2018, 10,914,556 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	September 30, 2018	December 31, 2017
Assets
	(Unaudited)
Cash on hand and in banks	$7,167	$9,189
Interest-earning deposits with banks	19,094	6,942
Investments available-for-sale, at fair value	140,868	132,242
Loans receivable, net of allowance of $13,116 and $12,882	995,557	988,662
Federal Home Loan Bank ("FHLB") stock, at cost	7,410	9,882
Accrued interest receivable	4,664	4,084
Deferred tax assets, net	2,092	1,211
Other real estate owned ("OREO")	483	483
Premises and equipment, net	21,277	20,614
Bank owned life insurance ("BOLI"), net	29,745	29,027
Prepaid expenses and other assets	4,460	5,738
Goodwill	889	889
Core deposit intangible	1,153	1,266
Total assets	$1,234,859	$1,210,229

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$51,180	$45,434
Interest-bearing deposits	865,099	794,068
Total deposits	916,279	839,502
FHLB Advances	149,000	216,000
Advance payments from borrowers for taxes and insurance	4,737	2,515
Accrued interest payable	541	326
Other liabilities	9,589	9,252
Total liabilities	1,080,146	1,067,595

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 10,914,556 shares at September 30, 2018, and 10,748,437 shares at December 31, 2017	109	107
Additional paid-in capital	96,664	94,173
Retained earnings, substantially restricted	65,004	54,642
Accumulated other comprehensive loss, net of tax	(2,550)	(928)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(4,514)	(5,360)
Total stockholders' equity	154,713	142,634
Total liabilities and stockholders' equity	$1,234,859	$1,210,229

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$12,631	$10,959	$38,103	$31,338
Investments available-for-sale	1,063	869	3,002	2,601
Interest-earning deposits with banks	59	108	141	194
Dividends on FHLB stock	135	67	343	211
Total interest income	13,888	12,003	41,589	34,344
Interest expense
Deposits	2,912	1,933	7,623	5,400
FHLB advances and other borrowings	917	695	2,794	1,710
Total interest expense	3,829	2,628	10,417	7,110
Net interest income	10,059	9,375	31,172	27,234
Provision (recapture of provision) for loan losses	200	500	(4,200)	800
Net interest income after provision (recapture of provision) for loan losses	9,859	8,875	35,372	26,434
Noninterest income
Net gain (loss) on sale of investments	1	47	(20)	103
BOLI income	245	173	718	490
Wealth management revenue	145	252	400	699
Deposit related fees	167	113	503	277
Loan related fees	273	144	533	420
Other	10	2	16	8
Total noninterest income	841	731	2,150	1,997
Noninterest expense
Salaries and employee benefits	4,732	4,406	14,325	13,100
Occupancy and equipment	814	726	2,412	1,785
Professional fees	353	458	1,123	1,379
Data processing	356	372	1,031	1,131
OREO related expenses (reimbursements), net	1	(6)	4	14
Regulatory assessments	126	122	391	330
Insurance and bond premiums	95	105	355	302
Marketing	85	102	269	202
Other general and administrative	639	551	1,805	1,497
Total noninterest expense	7,201	6,836	21,715	19,740
Income before federal income tax provision	3,499	2,770	15,807	8,691
Federal income tax provision	707	909	3,071	2,618
Net income	$2,792	$1,861	$12,736	$6,073
Basic earnings per common share	$0.27	$0.18	$1.24	$0.59
Diluted earnings per common share	$0.27	$0.18	$1.22	$0.58
Basic weighted average number of common shares outstanding	10,356,994	10,287,663	10,280,287	10,323,459
Diluted weighted average number of common shares outstanding	10,468,802	10,427,038	10,405,315	10,480,061
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$2,792	$1,861	$12,736	$6,073
Other comprehensive income, before tax:
Unrealized holding (losses) gains on investments available-for-sale	(600)	214	(3,002)	1,043
Tax benefit (provision)	126	(75)	630	(365)
Reclassification adjustment for net (gains) losses realized in income	(1)	(47)	20	(103)
Tax benefit (provision)	—	17	(4)	36
Gain (loss) on cash flow hedge	88	28	928	(215)
Tax (provision) benefit	(18)	(10)	(194)	75
Other comprehensive (loss) income, net of tax	$(405)	$127	$(1,622)	$471
Total comprehensive income	$2,387	$1,988	$11,114	$6,544

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2016	10,938,251	$109	$96,852	$48,981	$(1,328)	$(6,489)	$138,125
Net income	—	—	—	6,073	—	—	6,073
Other comprehensive income	—	—	—	—	471	—	471
Exercise of stock options	134,880	2	1,307	—	—	—	1,309
Issuance of common stock - restricted stock awards, net	3,984	—	(105)	—	—	—	(105)
Compensation related to stock options and restricted stock awards	—	—	505	—	—	—	505
Allocation of 84,642 ESOP shares	—	—	625	—	—	846	1,471
Repurchase and retirement of common stock	(313,200)	(3)	(5,016)	—	—	—	(5,019)
Cash dividend declared and paid ($0.20 per share)	—	—	—	(2,070)	—	—	(2,070)
Balances at September 30, 2017	10,763,915	$108	$94,168	$52,984	$(857)	$(5,643)	$140,760

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2017	10,748,437	$107	$94,173	$54,642	$(928)	$(5,360)	$142,634
Net income	—	—	—	12,736	—	—	12,736
Other comprehensive loss	—	—	—	—	(1,622)	—	(1,622)
Exercise of stock options	137,940	1	1,364	—	—	—	1,365
Issuance of common stock - restricted stock awards, net	30,179	1	(41)	—	—	—	(40)
Compensation related to stock options and restricted stock awards	—	—	539	—	—	—	539
Allocation of 84,640 ESOP shares	—	—	629	—	—	846	1,475
Canceled common stock - restricted stock awards	(2,000)	—	—	—	—	—	—
Cash dividend declared and paid ($0.23 per share)	—	—	—	(2,374)	—	—	(2,374)
Balances at September 30, 2018	10,914,556	$109	$96,664	$65,004	$(2,550)	$(4,514)	$154,713

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$12,736	$6,073
Adjustments to reconcile net income to net cash provided by operating activities:
(Recapture of provision) provision for loan losses	(4,200)	800
OREO market value adjustments	—	50
Gain on sale of OREO property, net	—	(5)
Net amortization of premiums and discounts on investments	812	500
Loss (gain) on sale of investments available-for-sale	20	(103)
Depreciation of premises and equipment	1,228	883
Loss on sale of premises and equipment	—	65
Deferred federal income taxes	(449)	507
Allocation of ESOP shares	1,475	1,471
Stock compensation expense	539	505
Increase in cash surrender value of BOLI	(718)	(490)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	2,319	(840)
Net increase in advance payments from borrowers for taxes and insurance	2,222	2,008
Increase in accrued interest receivable	(580)	(562)
Increase in accrued interest payable	215	49
Increase in other liabilities	337	3,038
Net cash provided by operating activities	15,956	13,949
Cash flows from investing activities:
Proceeds from sales of OREO properties	—	461
Proceeds from sales, calls and maturities of investments available-for-sale	15,186	7,494
Principal repayments on investments available-for-sale	5,385	7,980
Purchases of investments available-for-sale	(33,011)	(23,518)
Net increase in loans receivable	(2,695)	(117,619)
Redemption (purchase) of FHLB stock	2,472	(871)
Purchase of premises and equipment	(1,891)	(2,399)
Proceeds from sale or disposal of premises and equipment, net	—	7
Purchase of BOLI	—	(4,251)
Net cash received from acquisition of branches	—	71,568
Net cash used by investing activities	(14,554)	(61,148)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Net increase in deposits	$76,777	$23,735
Advances from the FHLB	320,500	40,000
Repayments of advances from the FHLB	(387,500)	(20,000)
Proceeds from stock options exercises	1,365	1,309
Net share settlement of stock awards	(40)	(105)
Repurchase and retirement of common stock	—	(5,019)
Dividends paid	(2,374)	(2,070)
Net cash provided by financing activities	8,728	37,850
Net increase (decrease) in cash and cash equivalents	10,130	(9,349)
Cash and cash equivalents at beginning of period	16,131	31,352
Cash and cash equivalents at end of period	$26,261	$22,003

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$10,202	$7,061
Federal income taxes paid	3,175	2,810
Assets acquired in acquisition of branches	—	72,239
Liabilities assumed in acquisition of branches	—	74,657

Noncash items:
Change in unrealized loss on investments available-for-sale	$(2,982)	$940
Change in gain on cash flow hedge	928	(215)

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

As of September 30, 2018, First Financial Northwest Bank operated in ten locations in Washington with the headquarters and four additional branch locations in King County and five branch locations in Snohomish County. The Bank acquired four bank branches (one in King and three in Snohomish counties) and $74.7 million in retail deposits from Opus Bank on August 25, 2017. No loans were acquired in this transaction. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington. The Bank has received FDIC approval to open an additional branch in Kent, Washington, which is expected to open in the first quarter of 2019.

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

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC (“2017 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, and the fair value of financial instruments.

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

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements included in the 2017 Form 10-K. As of September 30, 2018, the Company did not incur any adjustments to the provisional recognition.

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

Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842) to address the comparative reporting requirements when this ASU is adopted. Under this ASU, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. According to ASU 2018-11, the Company may recognize the cumulative-effect adjustment to the opening balance of retained earnings at the time ASU 2016-02 is adopted. Early application of the amendments in the ASU is permitted. The effect of the adoption will depend on leases at the time of adoption. Once adopted, we expect to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices under noncancelable operating lease agreements, however, based on current leases, the adoption is expected to increase our consolidated balance sheets by less than 5% and not to have a material impact on our regulatory capital ratios.

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

In January 2017, FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU simplifies the impairment calculation for subsequent measurement of goodwill by eliminating the step of comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity will evaluate the carrying amount of a reporting unit to its fair value, as if the reporting unit had been acquired in a business combination. An impairment charge should be recognized for the amount that the carrying amount exceeds the fair value, not to exceed the amount of goodwill. The income tax effect should be considered for any tax deductible goodwill when measuring the impairment loss. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for reporting periods after January 1, 2017. The Company recognized goodwill from its recent acquisition on August 25, 2017 of four branches from Opus Bank, a California state-chartered commercial bank (the “Branch Acquisition”) and expects to early adopt this ASU for the annual goodwill impairment test in 2018. Adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2018, FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove certain disclosure requirements regarding transfers between Level 1 and Level 2 of the fair value hierarchy and changes in unrealized gains and losses for recurring Level 3 fair value measurements. In addition, the amendments modified and added certain disclosure requirements for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. Entities are permitted to early adopt any removed or modified disclosures and adopt the additional disclosures at the effective date. Adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$26,488	$11	$(1,165)	$25,334
Freddie Mac	5,372	1	(161)	5,212
Ginnie Mae	23,500	—	(1,521)	21,979
Other	6,028	—	(13)	6,015
Municipal bonds	10,640	5	(179)	10,466
U.S. Government agencies	49,564	79	(925)	48,718
Corporate bonds	23,490	245	(591)	23,144
Total	$145,082	$341	$(4,555)	$140,868

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$26,961	$69	$(466)	$26,564
Freddie Mac	5,510	18	(56)	5,472
Ginnie Mae	22,288	14	(726)	21,576
Municipal bonds	13,126	290	(21)	13,395
U.S. Government agencies	43,088	81	(536)	42,633
Corporate bonds	22,502	527	(427)	22,602
Total	$133,475	$999	$(2,232)	$132,242

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	September 30, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$11,129	$(238)	$13,736	$(927)	$24,865	$(1,165)
Freddie Mac	5,102	(161)	—	—	5,102	(161)
Ginnie Mae	6,951	(207)	15,028	(1,314)	21,979	(1,521)
Other	6,015	(13)	—	—	6,015	(13)
Municipal bonds	6,378	(134)	963	(45)	7,341	(179)
U.S. Government agencies	32,551	(708)	6,451	(217)	39,002	(925)
Corporate bonds	993	(7)	6,916	(584)	7,909	(591)
Total	$69,119	$(1,468)	$43,094	$(3,087)	$112,213	$(4,555)

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

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At September 30, 2018, and December 31, 2017, the Company had 57 securities and 36 securities in an unrealized loss position, respectively, with 18 and 13 of these securities in an unrealized loss position for 12 months or more, respectively. Management does not believe that any individual unrealized loss as of September 30, 2018, or December 31, 2017, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. Management also reviewed the financial condition of the entities issuing municipal or corporate bonds at September 30, 2018, and December 31, 2017, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2018
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$253	$251
Due after one year through five years	7,655	7,725
Due after five years through ten years	19,673	19,196
Due after ten years	56,113	55,156
	83,694	82,328
Mortgage-backed investments	61,388	58,540
Total	$145,082	$140,868

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $14.5 million and $14.2 million were pledged as collateral for public deposits at September 30, 2018, and December 31, 2017, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three and nine months ended September 30, 2018, we had calls, sales, and maturities on investment securities of $5.4 million, and $15.2 million, respectively, generating a net gain of $1,000 and a net loss of $20,000, respectively. For the three and nine months ended September 30, 2017, we had calls, sales and a maturity on investment securities of $2.8 million, and $7.5 million, respectively, generating a net gain of $47,000 and $103,000, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$184,698	$148,304
Permanent non-owner occupied	143,226	130,351
	327,924	278,655

Multifamily	176,521	184,902

Commercial real estate	360,485	361,842

Construction/land:
One-to-four family residential	84,912	87,404
Multifamily	80,607	108,439
Commercial	21,385	5,325
Land	7,113	36,405
	194,017	237,573

Business	29,655	23,087
Consumer	12,419	9,133
Total loans	1,101,021	1,095,192

Less:
Loans in process ("LIP")	91,232	92,498
Deferred loan fees, net	1,116	1,150
Allowance for loan and lease losses ("ALLL")	13,116	12,882
Loans receivable, net	$995,557	$988,662

At September 30, 2018, loans totaling $475.9 million were pledged to secure borrowings from the FHLB of Des Moines compared to $422.6 million at December 31, 2017.

ALLL. The Company maintains an ALLL as a reserve against probable and inherent risk of losses in its loan portfolios. The ALLL is comprised of a general reserve component for loans evaluated collectively for loss and a specific reserve component for loans evaluated individually. When an issue is identified, and it is determined that the loan needs to be classified as nonperforming and/or impaired, an evaluation of the discounted expected cash flows is done, and an appraisal may be obtained on the collateral. Based on this evaluation, additional provision for loan loss or charge-offs is recorded prior to the end of the financial reporting period.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended September 30, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,265	$1,928	$4,494	$2,121	$674	$272	$12,754
Recoveries	2	—	—	160	—	—	162
Provision (recapture)	265	(189)	(16)	(84)	236	(12)	200
Ending balance	$3,532	$1,739	$4,478	$2,197	$910	$260	$13,116

	At or For the Nine Months Ended September 30, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,837	$1,820	$4,418	$2,816	$694	$297	$12,882
Recoveries	4,248	—	14	172	—	—	4,434
(Recapture) provision	(3,553)	(81)	46	(791)	216	(37)	(4,200)
Ending balance	$3,532	$1,739	$4,478	$2,197	$910	$260	$13,116

ALLL by category:
General reserve	$3,446	$1,739	$4,471	$2,197	$910	$260	$13,023
Specific reserve	86	—	7	—	—	—	93

Loans: (1)
Total loans	$327,924	$176,521	$360,261	$103,009	$29,655	$12,419	$1,009,789
Loans collectively evaluated for impairment (2)	318,353	175,405	357,335	103,009	29,655	12,330	996,087
Loans individually evaluated for impairment (3)	9,571	1,116	2,926	—	—	89	13,702
____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,627	$1,231	$3,733	$2,942	$457	$295	$11,285
Recoveries	247	—	78	—	—	—	325
(Recapture) provision	(157)	472	(68)	40	211	2	500
Ending balance	$2,717	$1,703	$3,743	$2,982	$668	$297	$12,110

	At or For the Nine Months Ended September 30, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,551	$1,199	$3,893	$2,792	$237	$279	$10,951
Recoveries	280	—	78	—	—	1	359
(Recapture) provision	(114)	504	(228)	190	431	17	800
Ending balance	$2,717	$1,703	$3,743	$2,982	$668	$297	$12,110

ALLL by category:
General reserve	$2,582	$1,703	$3,723	$2,982	$668	$297	$11,955
Specific reserve	135	—	20	—	—	—	155

Loans: (1)
Total loans	$266,447	$173,681	$319,872	$153,914	$22,243	$9,301	$945,458
Loans collectively evaluated for impairment (2)	251,141	172,541	316,656	153,914	22,243	9,205	925,700
Loans individually evaluated for impairment (3)	15,306	1,140	3,216	—	—	96	19,758
_____________

(1) Net of LIP.
(2) Loans collectively evaluated for general reserves.
(3) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2018, past due loans were 0.08% of total loans receivable, net of LIP. In comparison, past due loans were 0.01% of total loans receivable, net of LIP at December 31, 2017. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of September 30, 2018
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$496	$—	$—	$496	$184,202	$184,698
Non-owner occupied	—	—	—	—	143,226	143,226
Multifamily	—	—	—	—	176,521	176,521
Commercial real estate	325	—	—	325	359,936	360,261
Construction/land	—	—	—	—	103,009	103,009
Total real estate	821	—	—	821	966,894	967,715
Business	—	—	—	—	29,655	29,655
Consumer	—	—	—	—	12,419	12,419
Total loans	$821	$—	$—	$821	$1,008,968	$1,009,789
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at September 30, 2018.
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
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonaccrual Loans. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	September 30, 2018	December 31, 2017
	(In thousands)
One-to-four family residential	$113	$128
Commercial real estate	325	—
Consumer	46	51
Total nonaccrual loans	$484	$179

During the three and nine months ended September 30, 2018, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $4,000 and $10,000, respectively. For the three and nine months ended September 30, 2017, foregone interest on nonaccrual loans was $3,000 and $21,000, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	September 30, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$327,811	$176,521	$359,936	$103,009	$29,655	$12,373	$1,009,305
Nonperforming (3)	113	—	325	—	—	46	484
Total loans	$327,924	$176,521	$360,261	$103,009	$29,655	$12,419	$1,009,789
_____________

(1)	Net of LIP.

(2)	There were $184.6 million of owner-occupied one-to-four family residential loans and $143.2 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	The $113,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

	December 31, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$278,527	$184,902	$361,299	$145,618	$23,087	$9,082	$1,002,515
Nonperforming (3)	128	—	—	—	—	51	179
Total loans	$278,655	$184,902	$361,299	$145,618	$23,087	$9,133	$1,002,694
_____________

(1) Net of LIP.
(2) There were $148.2 million of owner-occupied one-to-four family residential loans and $130.3 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) The $128,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document. There were no funds committed to be advanced in connection with impaired loans at either September 30, 2018, or December 31, 2017.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	September 30, 2018
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,045	$1,213	$—
Non-owner occupied	4,857	4,857	—
Multifamily	1,116	1,116	—
Commercial real estate	2,556	2,556	—
Consumer	89	141	—
Total	9,663	9,883	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	516	562	23
Non-owner occupied	3,153	3,174	63
Commercial real estate	370	370	7
Total	4,039	4,106	93

Total impaired loans:
One-to-four family residential:
Owner occupied	1,561	1,775	23
Non-owner occupied	8,010	8,031	63
Multifamily	1,116	1,116	—
Commercial real estate	2,926	2,926	7
Consumer	89	141	—
Total	$13,702	$13,989	$93
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,049	$18	$1,182	$55
Non-owner occupied	5,112	83	6,385	298
Multifamily	1,119	19	1,125	55
Commercial real estate	2,402	42	1,732	133
Consumer	90	2	92	6
Total	9,772	164	10,516	547

Loans with an allowance:
One-to-four family residential:
Owner occupied	517	9	519	26
Non-owner occupied	3,160	40	3,232	122
Commercial real estate	373	5	1,247	22
Total	4,050	54	4,998	170

Total impaired loans:
One-to-four family residential:
Owner occupied	1,566	27	1,701	81
Non-owner occupied	8,272	123	9,617	420
Multifamily	1,119	19	1,125	55
Commercial real estate	2,775	47	2,979	155
Consumer	90	2	92	6
Total	$13,822	$218	$15,514	$717

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,658	$22	$1,886	$69
Non-owner occupied	11,395	158	13,445	485
Multifamily	1,143	19	1,251	56
Commercial real estate	2,693	49	2,818	135
Consumer	97	2	99	6
Total	16,986	250	19,499	751

Loans with an allowance:
One-to-four family residential:
Owner occupied	1,099	10	1,495	22
Non-owner occupied	3,343	47	3,773	128
Commercial real estate	745	10	749	31
Construction/land	—	—	124	—
Total	5,187	67	6,141	181

Total impaired loans:
One-to-four family residential:
Owner occupied	2,757	32	3,381	91
Non-owner occupied	14,738	205	17,218	613
Multifamily	1,143	19	1,251	56
Commercial real estate	3,438	59	3,567	166
Construction/land	—	—	124	—
Consumer	97	2	99	6
Total	$22,173	$317	$25,640	$932

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At September 30, 2018, the TDR portfolio totaled $13.2 million. At December 31, 2017, the TDR portfolio totaled $17.8 million. At both dates, all TDRs were performing according to their modified repayment terms.

At September 30, 2018, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three months ended September 30, 2018 and 2017.

The following tables present TDR modifications for the periods indicated and their recorded investment prior to and after the modification:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential
Advancement of maturity date	1	563	563	1	563	563
Commercial
Advancement of maturity date	—	$—	$—	1	$1,124	$1,124
Total	1	$563	$563	2	$1,687	$1,687

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential
Principal and interest with interest rate concession and advancement of maturity date	1	$524	$524	8	$2,492	$2,492
Total	1	$524	$524	8	$2,492	$2,492

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three and nine months ended September 30, 2018, and September 30, 2017, no loans that had been modified in the previous 12 months defaulted.

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

Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful are risk rated 8 and have all the weaknesses inherent in those credits classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are risk rated 9 and are considered uncollectible and cannot be justified as a viable asset for the Company. There were no loans classified as doubtful or loss at September 30, 2018, and December 31, 2017.

The following tables represent a summary of loans by type and risk category at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$325,509	$176,521	$359,021	$103,009	$29,655	$12,373	$1,006,088
Special mention	1,762	—	370	—	—	—	2,132
Substandard	653	—	870	—	—	46	1,569
Total loans	$327,924	$176,521	$360,261	$103,009	$29,655	$12,419	$1,009,789
 _____________

(1) Net of LIP.

	December 31, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$275,653	$184,902	$358,285	$145,618	$23,087	$8,893	$996,438
Special mention	2,329	—	2,459	—	—	188	4,976
Substandard	673	—	555	—	—	52	1,280
Total loans	$278,655	$184,902	$361,299	$145,618	$23,087	$9,133	$1,002,694
  _____________

(1) Net of LIP.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance at beginning of period	$483	$1,825	$483	$2,331
Gross proceeds from sale of OREO	—	—	—	(461)
Gain on sale of OREO	—	—	—	5
Market value adjustments	—	—	—	(50)
Balance at end of period	$483	$1,825	$483	$1,825

For the three and nine months ended September 30, 2018, there were no OREO properties sold and no market value adjustments taken on the remaining properties in OREO. During the nine months ended September 30, 2017, a $50,000 market value adjustment was recognized prior to the sale of the one OREO property sold during that period. OREO at September 30, 2018, consisted of $483,000 in commercial real estate properties. At September 30, 2018, foreclosure proceedings were underway on a $325,000 nonaccrual commercial loan and there were no loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 - Fair Value

The fair value of financial instruments presented in this note, with the exception of loans receivable, are based on the same methodology as presented in Note 7 of the Notes to Consolidated Financial Statements contained in the Company’s 2017 10-K. The Company has adopted ASU 2016-01, and therefore is measuring the fair value of loans receivable under the exit price notion rather than the previous method of entry price notion. Under the entry price notion, the fair value estimate of loans receivable was based on discounted cash flow. At September 30, 2018, the exit price notion used to estimate the fair value of loans receivable was based on similar techniques, with the addition of current origination spreads, liquidity premiums, or credit adjustments. The fair value of nonperforming loans is based on the underlying value of the collateral for periods prior to and after adoption of ASU 2016-01.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at September 30, 2018 and December 31, 2017:

	Fair Value Measurements at September 30, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$25,334	$—	$25,334	$—
Freddie Mac	5,212	—	5,212	—
Ginnie Mae	21,979	—	21,979	—
Other	6,015	—	6,015	—
Municipal bonds	10,466	—	10,466	—
U.S. Government agencies	48,718	—	48,718	—
Corporate bonds	23,144	—	23,144	—
Total available-for-sale investments	140,868	—	140,868	—
Derivative fair value asset	2,454	—	2,454	—
Total	$143,322	$—	$143,322	$—

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

The tables below present the balances of assets measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017:

	Fair Value Measurements at September 30, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$13,609	$—	$—	$13,609
OREO	483	—	—	483
Total	$14,092	$—	$—	$14,092
_____________

(1)	Total fair value of impaired loans is net of $93,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$17,849	$—	$—	$17,849
OREO	483	—	—	483
Total	$18,332	$—	$—	$18,332
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$13,609	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.00%)

OREO	$483	Market approach	Appraised value less selling costs	0.0% (0.00%)

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$17,849	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$483	Market approach	Appraised value less selling costs	0.0% (0.0%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2018
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,167	$7,167	$7,167	$—	$—
Interest-earning deposits with banks	19,094	19,094	19,094	—	—
Investments available-for-sale	140,868	140,868	—	140,868	—
Loans receivable, net	995,557	977,320	—	—	977,320
FHLB stock	7,410	7,410	—	7,410	—
Accrued interest receivable	4,664	4,664	—	4,664	—
Derivative fair value asset	2,454	2,454	—	2,454	—

Financial Liabilities:
Deposits	440,265	440,265	440,265	—	—
Certificates of deposit, retail	373,931	370,948	—	370,948	—
Certificates of deposit, brokered	102,083	101,812	—	101,812	—
Advances from the FHLB	149,000	145,108	—	145,108	—
Accrued interest payable	541	541	—	541	—

	December 31, 2017
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$9,189	$9,189	$9,189	$—	$—
Interest-earning deposits with banks	6,942	6,942	6,942	—	—
Investments available-for-sale	132,242	132,242	—	132,242	—
Loans receivable, net	988,662	980,578	—	—	980,578
FHLB stock	9,882	9,882	—	9,882	—
Accrued interest receivable	4,084	4,084	—	4,084	—
Derivative fair value asset	1,526	1,526	—	1,526	—

Financial Liabilities:
Deposits	430,750	430,750	430,750	—	—
Certificates of deposit, retail	333,264	331,199	—	331,199	—
Certificates of deposit, brokered	75,488	74,947	—	74,947	—
Advances from the FHLB	216,000	214,477	—	214,477	—
Accrued interest payable	326	326	—	326	—

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

•
Loans receivable: Prior to the adoption of ASU 2016-01, loan fair value estimates were primarily calculated using discounted cash flows. With the adoption of ASU 2016-01, the fair value of loans receivable at September 30, 2018 were calculated from inputs reflective of current market pricing for similar instruments, to include current origination spreads, liquidity premiums, and credit adjustments. The fair value of nonperforming loans is estimated using the fair value of the underlying collateral.

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

Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the hedge instrument as compared to the three-month LIBOR interest received from the counterparty. At September 30, 2018, the fair value of the cash flow hedge of $2.5 million was reported with other assets. The tax effected amount of $1.9 million was included in Accumulated Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statements for the quarters ended September 30, 2018 or 2017, related to ineffectiveness.

Fair value for this derivative instrument, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of this derivative instrument as of September 30, 2018 and December 31, 2017:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Balance Sheet Location	Fair Value at September 30, 2018	Fair Value at December 31, 2017
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other Assets	$2,454	$1,526

Total derivatives		$2,454	$1,526

The following table presents the effect of this derivative instrument on the Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2018, and December 31, 2017:

	Balance Sheet Location	Amount Recognized in OCI at September 30, 2018	Amount Recognized in OCI at December 31, 2017
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other assets	$70	$125

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At September 30, 2018, there were no unvested shares of restricted stock awards under the 2008 Plan. In addition, 43,000 stock options granted under the 2008 Plan are expected to vest and be available for exercise, and an additional 272,000 stock options from the 2008 Plan were available for exercise at September 30, 2018, subject to the 2008 Plan provisions. At September 30, 2018, there were 1,290,670 total shares available for grant under the 2016 Plan, including 345,335 shares available to be granted as restricted stock.

For the three months ended September 30, 2018 and 2017, total compensation expense for both the 2008 and 2016 Plans was $130,000 and $104,000, respectively, and the related income tax benefit was $27,000 and $36,000, respectively.

For the nine months ended September 30, 2018 and 2017, total compensation expense for both the 2008 and 2016 Plans was $539,000 and $505,000, respectively, and the related income tax benefit was $113,000 and $177,000, respectively.

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

A summary of the Company’s stock option plan awards and activity for the three and nine months ended September 30, 2018, follows:

	For the Three Months Ended September 30, 2018
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at July 1, 2018	315,000	$10.34		$2,891,350
Exercised	—
Outstanding at September 30, 2018	315,000	10.34	5.24	1,962,100
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	313,710	10.33	5.23	1,956,260
Exercisable at September 30, 2018	272,000	10.07	5.02	1,767,430

	For the Nine Months Ended September 30, 2018
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2018	452,940	$10.21		$2,402,096
Exercised	(137,940)	9.90		1,112,026
Outstanding at September 30, 2018	315,000	10.34	5.24	1,962,100
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	313,710	10.33	5.23	1,956,260
Exercisable at September 30, 2018	272,000	10.07	5.02	1,767,430

As of September 30, 2018, there was $144,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.55 years. There were no stock options granted during the nine months ended September 30, 2018.

Restricted Stock Awards

The 2008 Plan authorized the grant of restricted stock awards to directors, advisory directors, officers and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date. The restricted stock awards’ fair value is equal to the stock price on the grant date. Shares awarded under this plan as restricted stock vest ratably over a five-year period beginning at the grant date with 20% vesting on the anniversary date of each grant date. The final vesting of shares previously granted under the 2008 Plan occurred during the quarter ended September 30, 2018.

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

A summary of changes in nonvested restricted stock awards for the three and nine months ended September 30, 2018, follows:

	For the Three Months Ended September 30, 2018
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at July 1, 2018	25,987	$14.93
Granted	—	—
Vested	(5,000)	10.88
Nonvested at September 30, 2018	20,987	15.90
Expected to vest assuming a 3% forfeiture rate over the vesting term	20,357	15.90

	For the Nine Months Ended September 30, 2018
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	5,000	10.88
Granted	30,179	17.14
Vested	(14,192)	16.77
Nonvested at September 30, 2018	20,987	15.90
Expected to vest assuming a 3% forfeiture rate over the vesting term	20,357	15.90

As of September 30, 2018, there was $138,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of five months.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except share data)
Net income	$2,792	$1,861	$12,736	$6,073
Less: Earnings allocated to participating securities	(5)	(2)	$(24)	$(6)
Earnings allocated to common shareholders	$2,787	$1,859	$12,712	$6,067

Basic weighted average common shares outstanding	10,356,994	10,287,663	10,280,287	10,323,459
Dilutive stock options	101,350	126,044	117,645	142,755
Dilutive restricted stock grants	10,458	13,331	7,383	13,847
Diluted weighted average common shares outstanding	10,468,802	10,427,038	10,405,315	10,480,061

Basic earnings per share	$0.27	$0.18	$1.24	$0.59
Diluted earnings per share	$0.27	$0.18	$1.22	$0.58

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2018, and September 30, 2017, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note 11 - Branch Acquisition

On August 25, 2017, First Financial Northwest Bank completed the acquisition of four branches from Opus Bank, a California state-chartered commercial bank. The Branch Acquisition included four retail branches located in Woodinville, Clearview, Lake Stevens, and Smokey Point, Washington. The Bank acquired $74.7 million of retail deposits, prior to the fair value adjustment, one owned bank branch, three leased branches, and certain fixed assets at these branches. The purchase price of the Branch Acquisition paid by the Bank included a deposit premium of 3.125% of the average daily balance of acquired deposits for 20 days prior to the closing date, or $2.5 million; 80% of the fair market value of the owned branch, or $488,000; the net book value of fixed assets, or $56,000; and $14,000 for other pro rations and adjustments as of the closing date. Opus Bank paid the Bank $71.6 million in cash for the difference between these amounts and the total deposits assumed.

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

The operating results of the Company include the operating results produced by the acquired liabilities and additional branch locations. For illustrative purposes, the following table provides certain unaudited pro forma information for the three and nine months ended September 30, 2017, with the information calculated as if the four Opus branches had been acquired as of January 1, 2017, the beginning of the year prior to the date of acquisition. The pro forma information is an estimate of the additional interest expense, noninterest income and noninterest expense that might have been incurred during this period. The unaudited pro forma statement does not include interest income earned on the investment of the acquired funds into either loans receivable or available-for-sale investment securities. Actual results would have differed from the unaudited pro forma information presented.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Unaudited Pro Forma
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In thousands except share data)
Total revenues (net interest income plus noninterest income)	$9,954	$28,845
Net income	1,514	4,976
Earnings per share - basic	0.15	0.48
Earnings per share - diluted	0.14	0.47

The Company recognized no acquisition related expenses for the three months ended September 30, 2018, and $6,000 for the nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, the Company recognized $222,000 and $542,000, respectively.

The following table includes noninterest expenses for the four acquired branches for the three and nine months ended September 30, 2018. These expenses are included in the Consolidated Income Statements in Item 1 of this report:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In thousands)
Salaries and employee benefits	$251	$792
Occupancy and equipment	91	309
Data processing	1	1
Marketing	7	23
Other general and administrative	15	58
Total noninterest expense	$365	$1,183

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

Disaggregation of Revenue

The following table includes the Company’s noninterest income disaggregated by type of service for the three and nine months ended September 30, 2018 and 2017:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Gain (loss) on sale of investments (1)	$1	$47	$(20)	$103
BOLI change in cash surrender value (1)	245	173	718	490
Wealth management revenue	145	252	400	699
Deposit related fees	63	56	197	155
Debit card and ATM fees	104	57	306	122
Loan related fees	163	61	353	215
Loan interest swap fees	110	83	180	205
Other	10	2	16	8
Total noninterest income	$841	$731	$2,150	$1,997
_______________
(1) Not within scope of Topic 606

For the three and nine months ended September 30, 2018, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

At September 30, 2018, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

Note 13 - Subsequent Events

On October 25, 2018, the Company announced that the Company’s Board of Directors declared a quarterly cash dividend of $0.08 per share on the Company’s outstanding common stock. The cash dividend will be payable on December 14, 2018, to shareholders of record as of the close of business on November 30, 2018. Also on October 25, 2018, the Board of Directors authorized the repurchase of approximately 5% of the Company’s common stock, or 550,000 shares. The plan allows for the

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

repurchase from November 5, 2018 through May 3, 2019, under a pre-arranged stock trading plan in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Repurchases under the Company’s Rule 10b5-1 plan will be administered through an independent broker subject to SEC requirements as well as certain price, market volume, and timing constraints as specified in the plan. As a result, there can be no assurance as to the exact number of shares, if any, that will be repurchased under the plan.

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

Overview

First Financial Northwest Bank (“the Bank”) is a wholly-owned subsidiary of First Financial Northwest, Inc. (“the Company”) and, as such, comprises substantially all of the activity for the Company. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and headquarters in Renton, Washington, as well as four retail branches in King County, Washington and five retail branches in Snohomish County, Washington. On August 25, 2017, the Bank completed the purchase of four retail branches in Woodinville in King County, and Lake Stevens, Clearview, and Smokey Point communities in Snohomish County and acquired $74.7 million in deposits. The Branch Acquisition expanded our retail footprint and provided an opportunity to extend our unique brand of community banking into those communities. The Bank has received FDIC approval to open a new branch in Kent, Washington. This additional King County location is expected to open in the first quarter of 2019.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These short-term loans typically mature in six to eighteen months. In addition, the funding is usually not fully disbursed at origination, thereby reducing our net loans receivable in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 24 other states, including concentrations in California, Oregon and Arizona of $39.8 million, $11.9 million and $14.7 million, respectively.

In support of our strategic growth plan, the Bank has developed a national line of business to originate and service aircraft loans. These loans are collateralized by new or used, single-engine piston aircraft to light jets for business or personal use which have demonstrated an acceptable valuation history under industry accepted valuation resources. These loans will generally range in size from $250,000 to $8.0 million with underwriting guidelines primarily based on the asset value of the collateral with secondary emphasis placed on the ability of the borrower to repay the loan. We began originating aircraft loans in the fourth quarter of 2016. At September 30, 2018, our business loans included $10.2 million in fixed and adjustable rate aircraft loans.

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

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. OREO-related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes, and insurance related to the properties included in the

OREO inventory. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of real estate taxes, depreciation expenses, maintenance, and costs of utilities. Also included in noninterest expense is the change to the Company’s unfunded commitment reserve which is reflected in general and administrative expenses. This unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities, and reflects changes in the amounts that the Company has committed to fund but has not yet disbursed.

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

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total assets were $1.23 billion at September 30, 2018, an increase of 2.0%, from $1.21 billion at December 31, 2017. The following table details the $24.6 million net change in the composition of our assets at September 30, 2018 from December 31, 2017.

	Balance at September 30, 2018	Change from December 31, 2017	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$7,167	$(2,022)	(22.0)%
Interest-earning deposits with banks	19,094	12,152	175.1
Investments available-for-sale, at fair value	140,868	8,626	6.5
Loans receivable, net	995,557	6,895	0.7
FHLB stock, at cost	7,410	(2,472)	(25.0)
Accrued interest receivable	4,664	580	14.2
Deferred tax assets, net	2,092	881	72.7
OREO	483	—	—
Premises and equipment, net	21,277	663	3.2
BOLI, net	29,745	718	2.5
Prepaid expenses and other assets	4,460	(1,278)	(22.3)
Goodwill	889	—	—
Core deposit intangible	1,153	(113)	(8.9)
Total assets	$1,234,859	$24,630	2.0%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), increased by $12.2 million from December 31, 2017, to September 30, 2018. These funds fluctuate based on our funding needs. Deposit growth late in the third quarter of 2018 resulted in an increase to our cash held at the FRB.

Investments available-for-sale. Our investments available-for-sale portfolio increased by $8.6 million during the first nine months of 2018. During this period, we purchased $33.0 million of securities which included four mortgage-backed securities, two corporate bonds, three tax-exempt municipal securities, four asset-backed securities, and four U.S. government agency bonds. These purchases were made to complete the restructuring of our available-for-sale investment securities that began in December 2017, as well as to invest excess cash earning a nominal yield into higher-yielding assets. The purchases included certain longer-term securities as well as Community Reinvestment Act (“CRA”) qualified investments. During the nine months ended September 30, 2018, we sold $5.5 million of securities, had a $1.5 million security called, and maturities or early payoffs of securities of $8.2 million. At September 30, 2018, corporate bonds issued by financial institutions represented $23.1 million, or 16.4% of our investments available-for-sale and municipal bonds represented $10.5 million, or 7.4% of our investments available-for-sale.

The effective duration of the investments available-for-sale at September 30, 2018, was 3.1% as compared to 2.9% at December 31, 2017, partially due to the longer-term securities purchased during the year. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased by $6.9 million to $995.6 million at September 30, 2018, as compared to December 31, 2017. Loan originations of $237.9 million were supplemented with $19.1 million of loan purchases to offset loan repayments. During the first nine months of 2018, our one‑to‑four family portfolio increased by $49.3 million, with specific emphasis on loans for investment properties and to foreign nationals. Both of these sectors have challenges obtaining secondary market eligible loans, making them a desirable niche for our portfolio. In addition, our portfolio of non-aircraft business and consumer loans continued to grow with increases of $8.9 million and $3.3 million, respectively. Offsetting these increases, multifamily loans and commercial loans decreased by $8.4 million and $1.4 million, respectively, as paydowns and payoffs outpaced new loan originations for these loan types. Total construction/land loans decreased by $43.6 million at September 30, 2018, as compared to December 31, 2017, primarily due to a $20.0 million paydown in January 2018 of a land loan and a slowdown of originations on construction projects.

The growth in one-to-four family residential loans and decrease in construction/land loans have improved our commercial concentrations. At September 30, 2018 and December 31, 2017, the Bank’s construction loans totaled 77.1% and 108.6% of total capital, respectively, and total non-owner occupied commercial real estate was 454.5% and 514.0% of total capital, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non‑residential, and construction, should not exceed 550% of total risk-based capital. Our concentration guideline for construction/land loans is to limit these loans to 100% of total risk-based capital. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our commercial and construction loan portfolio by collateral type at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Multifamily real estate:
Micro-unit apartments	$14,141	$14,331
Other multifamily	162,380	170,571
Total multifamily real estate	176,521	184,902

Commercial real estate:
Office	96,542	112,327
Retail	139,085	129,875
Mobile home park	15,649	19,970
Warehouse	22,252	22,701
Storage	32,625	32,201
Other non-residential	54,332	44,768
Total commercial real estate	360,485	361,842

Construction/land:
One-to-four family residential	84,912	87,404
Multifamily	80,607	108,439
Commercial	21,385	5,325
Land	7,113	36,405
Total construction/land	194,017	237,573
Total multifamily, commercial and construction/land loans	$731,023	$784,317

The LIP related to our commercial real estate and construction/land loans decreased by $1.3 million as draws and payoffs of existing loans outpaced originations during the first nine months of 2018. Included in total construction/land loans at September 30, 2018, are $63.6 million of multifamily loans and $21.4 million of commercial loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At December 31, 2017, construction/land loans included $71.4 million of multifamily loans, $5.3 million of commercial loans and $2.6 million of one-to-four family loans that roll over to permanent loans in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank will originate and purchase loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the nine months ended September 30, 2018, the Bank purchased $16.2 million of loans that included $1.2 million of one-to-four family residential loans secured by properties located in Washington State and $15.0 million of commercial loans secured by properties located in New York, Utah, Pennsylvania and California.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At September 30, 2018, total loans secured by collateral located in California represented 3.9% of our total loans, net of LIP and total loans secured by collateral located outside the states of California and Washington represented 8.4% of our total loans, net of LIP. The following table details geographic concentrations in our loan portfolio, net of LIP:

		At September 30, 2018
		One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
		(In thousands)
King County		$253,610	$102,666	$186,093	$91,354	$14,359	$10,816	$658,898
Pierce County		33,881	10,397	27,703	7,087	—	606	79,674
Snohomish County		21,323	3,230	26,870	1,404	—	292	53,119
Kitsap County		5,872	1,497	791	2,441	—	—	10,601
Other Washington Counties	9,775	9,775	24,087	46,341	723	1,306	705	82,937
California		2,744	17,694	18,690	—	687	—	39,815
Outside Washington and California (1)		719	16,950	53,773	—	13,303	—	84,745
Total loans, net of LIP		$327,924	$176,521	$360,261	$103,009	$29,655	$12,419	$1,009,789
_______________
(1) Includes loans in Oregon, Arizona, Utah and 20 other states.

Our five largest borrowing relationships, which represent 8.2% of our net loans, decreased by $6.2 million to $82.3 million at September 30, 2018, from $88.5 million at December 31, 2017. The total number of loans represented by this group of borrowers remained relatively stable with 19 loans at September 30, 2018, and 18 loans at December 31, 2017. At September 30, 2018, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio.

The following table details our five largest lending relationships at September 30, 2018:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Aggregate Balance of Loans (3)
	(Dollars in thousands)
Real estate investor	5	$—	$8,658	$13,313	$—	$—	$—	$21,971
Real estate investor	4	465	—	—	3,704	12,840	—	17,009
Real estate investor	3	434	—	15,079	—	—	—	15,513
Real estate investor	4	447	—	13,765	—	—	—	14,212
Real estate investor	3	—	5,102	—	8,537	—	—	13,639
Total	19	$1,346	$13,760	$42,157	$12,241	$12,840	$—	$82,344
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	All of the one-to-four family residential loans for these borrowers are for owner occupied properties. The commercial real estate loans are for non-owner occupied properties.

(3)	Net of LIP.

The ALLL increased to $13.1 million at September 30, 2018, from $12.9 million at December 31, 2017, and represented 1.30% and 1.28% of total loans receivable, net of LIP at September 30, 2018, and December 31, 2017, respectively. The ALLL consists of two components, the general allowance and the specific reserves. The increase in the ALLL was primarily the result of growth in our loan portfolio with a $276,000 increase in the general reserve and a $42,000 decrease in the specific reserves.

For additional information, see “Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017 - Provision for Loan Losses” discussed below.

We believe that the ALLL at September 30, 2018, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

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

The following table presents a breakdown of our TDRs at the dates indicated, all of which were performing:

	September 30, 2018	December 31, 2017	Nine Month Change
	(Dollars in thousands)
One-to-four family residential	$9,458	$13,434	$(3,976)
Multifamily	1,116	1,134	(18)
Commercial real estate	2,601	3,194	(593)
Consumer	43	43	—
Total TDRs	$13,218	$17,805	$(4,587)
% TDRs classified as performing	100.0%	100.0%

Our TDRs decreased $4.6 million at September 30, 2018, compared to December 31, 2017, as a result of principal repayments and loan payoffs. At September 30, 2018, there were no TDRs on nonaccrual status. In addition, there were no committed but undisbursed funds in connection with our TDRs and impaired loans. The largest TDR relationship at September 30, 2018, totaled $2.9 million and was secured by $2.5 million in one-to-four family residential rental properties and an owner occupied commercial property of $370,000, all located in King County.

Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2018, total past due loans represented 0.08% of total loans receivable, as compared to 0.01% at December 31, 2017.

Nonperforming assets increased by $305,000 during the first nine months of 2018 as a result of a $325,000 commercial real estate loan converting to nonaccrual status. The following table presents detailed information on our nonperforming assets at the dates indicated:

	September 30, 2018	December 31, 2017	Nine Month Change
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$113	$128	$(15)
Commercial real estate	325	—	325
Consumer	46	51	(5)
Total nonperforming loans	484	179	305

OREO	483	483	—
Total nonperforming assets (1)	$967	$662	$305

Nonperforming assets as a percent of total assets	0.08%	0.05%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 100.0% of our TDRs were performing in accordance with their restructured terms at September 30, 2018.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. The largest nonaccrual loan at September 30, 2018 was $325,000 commercial real estate loan secured by a retail property located in Pierce County. Formal foreclosure proceedings are in process on this loan. The Bank believes that the collateral securing the loan is adequate and no specific reserve has been established. The remaining two nonaccrual loans in the loan portfolio at September 30, 2018, included a $113,000 one-to-four family residential loan secured by an owner occupied single family residence in Snohomish County and a $46,000 home equity second mortgage secured by a non-owner occupied single family residence in King County. At September 30, 2018, both of these loans were current on their loan payments.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the low ratio of our nonperforming assets as a percent of total assets of 0.08% at September 30, 2018, and 0.05% at December 31, 2017, as well as the minimal amount of OREO held at September 30, 2018.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At September 30, 2018, and December 31, 2017, OREO was $483,000 and consisted of two undeveloped lots located in Pierce County with carrying values of $270,000 and $213,000.

Intangible assets. The balance of goodwill was $889,000 at both September 30, 2018 and December 31, 2017. Goodwill was calculated as the excess purchase price of the branches acquired in the Branch Acquisition over the fair value of the assets acquired and liabilities assumed at August 25, 2017.

The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The CDI balance was $1.2 million and $1.3 million at September 30, 2018 and December 31, 2017, respectively. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount amortizes into noninterest expense on an accelerated basis over ten years.

Deposits. During the first nine months of 2018, deposits increased $76.8 million to $916.3 million at September 30, 2018, compared to $839.5 million at December 31, 2017. Deposit accounts consisted of the following:

	September 30, 2018	Change from December 31, 2017	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$51,180	$5,746	12.6%
Interest-bearing checking	41,954	3,730	9.8
Statement savings	24,106	(4,350)	(15.3)
Money market	323,025	4,389	1.4
Certificates of deposit, retail	373,931	40,667	12.2
Certificates of deposit, brokered	102,083	26,595	35.2
	$916,279	$76,777	9.1

The balances at our four acquired branches grew with a net increase of $5.6 million at September 30, 2018, as compared to the acquisition date of August 25, 2017. In addition, our branch in the Crossroads community of Bellevue, Washington had an increase in deposits of $16.4 million during the first nine months of 2018. The largest change in our retail deposits was a $40.7 million increase in retail certificates of deposit as we competitively priced our products to increase our deposit portfolio ahead of anticipated market rate increases.

To assist in our funding needs, our portfolio of brokered certificates of deposits increased by $26.6 million to $102.1 million at September 30, 2018, from $75.5 million at December 31, 2017. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of one to sixty months, along with the enhanced call features on a portion of these deposits, assist us in our efforts to manage interest rate risk.

At September 30, 2018 and December 31, 2017, we held $25.3 million and $21.5 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet. Total FHLB advances were $149.0 million at September 30, 2018, a $67.0 million decrease from $216.0 million at December 31, 2017. At September 30, 2018, the Bank had $69.0 million in borrowings that are due in less than one year and $80.0 million in borrowings that are due in three years. Our long-term advances at September 30, 2018, consisted of three Member Option Variable Rate advances that reprice quarterly and allow prepayment without penalties at the repricing date. In addition, we held $4.0 million in overnight FHLB advances at that date. The repayment option on our Member Option Variable Rate advances and short term nature of overnight FHLB advances provides us flexibility to adjust the level of our borrowings as our customer deposit balances grow consistent with our asset/liability objectives. Our FHLB advances also include a $50.0 million fixed rate three‑month advance that renews quarterly at the fixed interest rate in effect at that time designated as a cash flow hedge, as described below.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank entered into a five-year, $50 million notional, pay fixed, receive floating cash flow hedge or interest rate swap with a qualified institution on October 25, 2016. Under the terms of the Cash Flow Hedge agreement, the Bank pays a fixed rate of 1.34% for five years and, in turn, receives an interest payment based on the three-month LIBOR index, which resets quarterly. Concurrently, the Bank borrowed a $50.0 million fixed rate three-month advance that will be renewed quarterly at the fixed interest rate in effect at that time. Effectiveness of the swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At September 30, 2018, we recognized a $2.5 million fair value asset as a result of the increase in the market value of the hedge agreement.

Stockholders’ Equity. Total stockholders’ equity increased $12.1 million during the first nine months of 2018 to $154.7 million at September 30, 2018, from $142.6 million at December 31, 2017. The primary source of the increase was a $10.4 million increase in retained earnings as the result of $12.7 million in net income for the nine months ended September 30, 2018, partially offset by shareholder cash dividends of $2.4 million, or $0.23 per share, paid during this period. In addition, net stock-based compensation totaled $2.0 million and other comprehensive loss, net of tax, increased $1.6 million during the nine months ended September 30, 2018. Additional shares of common stock were issued with the exercise of 137,940 stock options and awarding of 30,179 shares of restricted stock, contributing $1.3 million to stockholders’ equity during the first nine months of 2018.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Dividend declared per common share	$0.08	$0.07	$0.23	$0.20
Dividend payout ratio (1)	29.6%	38.9%	18.6%	33.9%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

General. Net income for the three months ended September 30, 2018, was $2.8 million, or $0.27 per diluted share as compared to net income of $1.9 million, or $0.18 per diluted share for the three months ended September 30, 2017. The $931,000 increase in net income during the three months ended September 30, 2018, was primarily the result of a $684,000 increase in net interest income and a decrease of $300,000 in the provision for loan loss as compared to the same period in 2017.

Net Interest Income. Net interest income for the three months ended September 30, 2018, increased $684,000 to $10.1 million from $9.4 million for the three months ended September 30, 2017. The increase was due primarily to the growth in the average balance of net loans receivable between periods, partially offset by increased interest expense due to increased short-term interest rates and higher deposit balances. Our average interest earning assets increased by $99.6 million and the average yield increased 26 basis points for the three months ended September 30, 2018, as compared to the same period in 2017.

The average balance of our interest-bearing liabilities increased by $77.5 million during the three months ended September 30, 2018, as compared to the same period in 2017 as our customer deposits increased to meet the funding needs of our loan portfolio and reduce the level of borrowings. In response to increases in the short-term market interest rates, the cost of our interest-bearing liabilities has increased by 39 basis points between these same time periods.

The Company’s net interest margin and interest rate spread decreased by 7 basis points and 13 basis points, respectively, primarily due to increases in our cost of funds as our interest‑bearing liabilities generally reprice faster than our interest-earning assets in response to changes in market interest rates. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended September 30, 2018 Compared to September 30, 2017 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$248	$1,424	$1,672
Investments available-for-sale	144	50	194
Interest-earning deposits with banks	20	(69)	(49)
FHLB stock	72	(4)	68
Total net change in income on interest-earning assets	484	1,401	1,885

Interest-bearing liabilities:
Interest-bearing demand	(11)	12	1
Statement savings	(1)	(1)	(2)
Money market	303	117	420
Certificates of deposit, retail	363	11	374
Certificates of deposit, brokered	106	80	186
Advances from the FHLB	292	(70)	222
Total net change in expense on interest-bearing liabilities	1,052	149	1,201
Total net change in net interest income	$(568)	$1,252	$684

The $1.7 million increase in loan interest income during the third quarter of 2018, as compared to the same period in 2017, was a combined result of a $114.2 million increase in the average outstanding loan balance with an increase in the average loan yield of ten basis points. Loan originations during the past year were generally made at higher market rates as compared to the existing loan portfolio. Also contributing to the increase in loan yield, the portion of our loan portfolio of variable rate loans increased to 52.7% at September 30, 2018, from 49.4% at September 30, 2017.

Interest expense increased by $1.2 million for the three months ended September 30, 2018, as compared to the same period in 2017, primarily as a result of increases in the cost of interest-bearing liabilities, in particular money market deposits, certificates of deposit and FHLB advances. In response to market rate increases, the average cost of our interest-bearing deposits increased by 35 basis points and the average cost of our FHLB advances increased by 65 basis points for the three months ended September 30, 2018 as compared to the same period in 2017. Also contributing to the increase in interest expense during these periods, the average balance of our interest-bearing deposits increased by $97.4 million, with $78.5 million of this from growth in our retail operations and $18.9 million from an increase in brokered certificates of deposit. Money market interest expense increased by $420,000 as a result of a $62.0 million increase in the average balance combined with a 38 basis point increase in the average cost of these funds. The cost of retail and brokered certificates of deposit increased by 42 and 44 basis points, respectively, as the growth in the rates needed to compete for these deposits in the marketplace have increased in response to increases in the Federal Funds targeted rate. The growth in our retail and brokered deposits more than met our funding needs, allowing the Bank to pay down certain FHLB advances, resulting in a $19.8 million decrease in the average balance of these borrowings for the three months ended September 30, 2018, as compared to the same period in 2017.

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended September 30, 2018 and 2017. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$993,272	$12,631	5.05%	$879,075	$10,959	4.95%
Investments available-for-sale	140,584	1,063	3.00	132,959	869	2.59
Interest-earning deposits with banks	12,223	59	1.92	33,854	108	1.27
FHLB stock	8,540	135	6.27	9,126	67	2.91
Total interest-earning assets	1,154,619	13,888	4.77	1,055,014	12,003	4.51
Noninterest earning assets	70,570			65,162
Total average assets	$1,225,189			$1,120,176

Liabilities and Stockholders' Equity
Interest-bearing demand	$42,090	$21	0.20%	$26,280	$20	0.30%
Statement savings	25,376	8	0.13	28,238	10	0.14
Money market	317,089	901	1.13	255,097	481	0.75
Certificates of deposit, retail	346,065	1,479	1.70	342,599	1,105	1.28
Certificates of deposit, brokered	94,435	503	2.11	75,488	317	1.67
Total interest-bearing deposits	825,055	2,912	1.40	727,702	1,933	1.05
Advances from the FHLB and other borrowings	177,250	917	2.05	197,098	695	1.40
Total interest-bearing liabilities	1,002,305	3,829	1.52	924,800	2,628	1.13
Noninterest bearing liabilities	68,440			51,401
Average equity	154,444			143,975
Total average liabilities and equity	$1,225,189			$1,120,176
Net interest income		$10,059			$9,375
Net interest margin			3.46%			3.53%

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

During the quarter ended September 30, 2018, management evaluated the adequacy of the ALLL and concluded that a provision for loan losses in the amount of $200,000 was appropriate, as a combined result of a $7.0 million increase in total loans receivable, net of LIP, reduced by recoveries received on loans previously charged off during the current quarter. Increases of $4.8 million for construction/land loans and $7.5 million for business loans resulted in a proportionately higher increase in the provision for loan losses as these loans generally carry higher credit risk. The provision increase related to loan balances was partially offset by $162,000 of loan recoveries received on previously charged off loans. In comparison, during the quarter ended

September 30, 2017, a $500,000 provision for loan losses was recognized as a result of growth in loans receivable, partially offset by recoveries received on loans previously charged off.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$1,009,789	$945,458
Average loans receivable during period	993,272	879,075
ALLL balance at beginning of period	12,754	11,285
Provision for loan losses	200	500
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	2	247
Commercial real estate	—	78
Construction/land development	160	—
Total recoveries	162	325
Net recovery	162	325
ALLL balance at end of period	$13,116	$12,110
ALLL as a percent of total loans, net of LIP	1.30%	1.28%
Ratio of net recoveries to average net loans receivable	0.02	0.15

Noninterest Income. Noninterest income increased $110,000 to $841,000 for the quarter ended September 30, 2018, from $731,000 for the quarter ended September 30, 2017. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended September 30, 2018	Change from Three Months Ended September 30, 2017	Percent Change
	(Dollars in thousands)
Net gain on sale of investments	$1	$(46)	(97.9)%
BOLI change in cash surrender value	245	72	41.6
Wealth management revenue	145	(107)	(42.5)
Deposit related fees	167	54	47.8
Loan related fees	273	129	89.6
Other	10	8	400.0
Total noninterest income	$841	$110	15.0%

During the three months ended September 30, 2018, compared to the three months ended September 30, 2017, loan related fees increased by $129,000, primarily from an increase in the annual fees for business lines of credit and loan prepayment penalties. In addition, deposit related fees increased by $54,000 as a result of the increase in our number of deposit accounts and transaction volumes from our branch expansion. Partially offsetting these increases, wealth management revenue decreased by $107,000 for the three months ended September 30, 2018, as compared to the same period in 2017, as a combined result of a reduction in sales staff and fluctuations in the timing and mix of commissions received on serviced accounts.

Noninterest income from our BOLI policies increased by $72,000 for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, as the increase in cash surrender value on the $4.2 million in policies purchased in 2017 was partially offset by plan expenses during the first year subsequent to the purchase date.

Noninterest Expense. Noninterest expense increased $365,000 to $7.2 million for the three months ended September 30, 2018, from $6.8 million for the comparable period in 2017.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended September 30, 2018	Change from Three Months Ended September 30, 2017	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,732	$326	7.4%
Occupancy and equipment	814	88	12.1
Professional fees	353	(105)	(22.9)
Data processing	356	(16)	(4.3)
OREO related expenses, net	1	7	116.7
Regulatory assessments	126	4	3.3
Insurance and bond premiums	95	(10)	(9.5)
Marketing	85	(17)	(16.7)
Other general and administrative	639	88	16.0
Total noninterest expense	$7,201	$365	5.3%

Expenses for salaries and employee benefits increased $326,000 for the three months ended September 30, 2018, as compared to the same period in 2017. As a result of our de novo branches and the development of new products, the number of full-time employees increased to 152 at September 30, 2018, from 146 at September 30, 2017. In addition to the impact on employee expenses, the increase in the number of our branch locations over the last year resulted in an $88,000 increase in occupancy and equipment expenses. Partially offsetting these increases, professional fees and data processing expenses decreased by $105,000 and $16,000, respectively, for the three months ended September 30, 2018, as we incurred additional expenses during the same period in 2017 in support of our Branch Acquisition.

Federal Income Tax Expense. Income before federal income taxes increased by $729,000 for the three months ended September 30, 2018, as compared to the same period in 2017; however, the provision for income taxes was lower as a result of utilizing a lower effective federal corporate income tax rate for the three months ended September 30, 2018, due to the Tax Act. As of January 1, 2018, our statutory federal corporate income tax rate was 21%, as compared to 35% for prior years. We recorded federal income tax provisions of $707,000 and $909,000 for the three months ended September 30, 2018, and 2017, respectively.

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and 2017

General. Net income for the nine months ended September 30, 2018 was $12.7 million, or $1.22 per diluted share as compared to net income of $6.1 million, or $0.58 per diluted share for the nine months ended September 30, 2017. The increase during the nine months ended September 30, 2018, was primarily the result of a $3.9 million increase in net interest income and a $4.2 million recapture of loan loss provision, partially offset by a $2.0 million increase in noninterest expense.

Net Interest Income. Net interest income for the nine months ended September 30, 2018 was $31.2 million, as compared to $27.2 million for the same period in 2017, due to the $7.2 million increase in our interest income, partially offset by a $3.3 million increase in interest expense. The increase in total interest income was primarily the result of the $142.1 million increase in the average balance of loans receivable combined with an increase in the average loan yield of 21 basis points for the nine months ended September 30, 2018, as compared to the same period in 2017. Also contributing to the increase in loan interest income was the receipt of an additional $1.0 million in loan interest income during the first quarter of 2018 from repayment of balances on previously charged off loans.

The average balance of our interest-bearing liabilities increased by $122.8 million during the nine months ended September 30, 2018, as compared to the same period in 2017 as our customer deposits and borrowings increased to meet the funding needs of our loan portfolio. In response to increases in the short-term market interest rates, the cost of our interest-bearing liabilities increased by 31 basis points between these same time periods.

Generally, our interest-bearing liabilities reprice faster than our interest-earning assets in response to changes in market interest rates. The additional $1.0 million in loan interest received early in 2018 offset the impact of the increase in market rates by stabilizing our net interest margin and interest rate spread at 3.61% and 3.44%, respectively, for the nine months ended September 30, 2018, compared to 3.59% and 3.45%, respectively, for the nine months ended September 30, 2017. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Nine Months Ended September 30, 2018 Compared to September 30, 2017 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,524	$5,241	$6,765
Investments available-for-sale	207	194	401
Interest-earning deposits with banks	48	(101)	(53)
FHLB stock	113	19	132
Total net change in income on interest-earning assets	1,892	5,353	7,245

Interest-bearing liabilities:
Interest-bearing demand	(36)	43	7
Statement savings	(4)	(2)	(6)
Money market	901	468	1,369
Certificates of deposit, retail	732	(96)	636
Certificates of deposit, brokered	137	80	217
Advances from the FHLB	942	142	1,084
Total net change in expense on interest-bearing liabilities	2,672	635	3,307
Total net change in net interest income	$(780)	$4,718	$3,938

The $6.8 million increase in loan interest income during the first nine months of 2018, as compared to the same period in 2017, was a primarily the result of a $142.1 million increase in the average outstanding loan balance with a smaller impact from the increase in the average loan yield of 21 basis points. While a portion of the yield increase was due to the receipt of $1.0 million in additional interest income discussed above, loan originations during the past year at generally higher market interest rates, and the variable rate nature of a majority of our loan portfolio also helped to increase the average yield on our loan portfolio.

Interest income on our investments available-for-sale increased $401,000 for the nine months ended September 30, 2018, as compared to the same period in 2017 as a combined result of a $9.8 million increase in the average balance of our investment portfolio and a yield increase of 19 basis points. Interest income on our interest-earning deposits decreased $53,000 for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily as a result of the $13.1 million decrease in the average balance of these deposits. We converted excess cash earning a nominal yield into higher yielding assets. Partially offsetting the impact of the decrease in average balance of our interest-earning deposits, the average yield earned on interest-earning deposits increased by 54 basis points for the nine months ended September 30, 2018, as compared to the same period in 2017 as a response to increases in the Federal Funds targeted rate.

Interest expense increased $3.3 million for the nine months ended September 30, 2018, as compared to the same period in 2017. The average cost of interest-bearing deposits increased by 23 basis points for the nine months ended September 30, 2018, as compared to the same period in 2017 due to rising market interest rates. Interest expense on money market accounts increased by $1.4 million, year over year, due to an increase in the average balance of these accounts of $95.3 million, primarily from the Branch Acquisition. Also contributing to the increase in interest expense, the cost of these funds increased by 37 basis points for the nine months ended September 30, 2018, as compared to the same period in 2017. Interest expense on retail certificates of deposit increased by $636,000 as a result of a 28 basis point increase in the cost of these funds partially offset by a $10.3 million decrease in their average balance, as certain maturing certificates of deposit were allowed to runoff during the nine months ended

September 30, 2018. Interest expense on our FHLB advances and other borrowings increased by $1.1 million for the nine months ended September 30, 2018, as compared to the same period in 2017, as a result of a 63 basis point increase in the cost of these funds and, to a lesser extent, a $15.4 million increase in the average balance of FHLB advances.

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the nine months ended September 30, 2018 and 2017. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$992,071	$38,103	5.14%	$849,923	$31,338	4.93%
Investments available-for-sale	141,279	3,002	2.84	131,457	2,601	2.65
Interest-earning deposits with banks	11,957	141	1.58	25,008	194	1.04
FHLB stock	9,375	343	4.89	8,596	211	3.28
Total interest-earning assets	1,154,682	41,589	4.82	1,014,984	34,344	4.52
Noninterest earning assets	69,659			62,965
Total average assets	$1,224,341			$1,077,949

Liabilities and Stockholders' Equity
Interest-bearing demand	$39,714	$61	0.21%	$22,087	$54	0.33%
Statement savings	26,319	26	0.13	27,893	32	0.15
Money market	323,865	2,491	1.03	228,559	1,122	0.66
Certificates of deposit, retail	338,757	3,888	1.53	349,091	3,252	1.25
Certificates of deposit, brokered	81,873	1,157	1.89	75,488	940	1.66
Total interest-bearing deposits	810,528	7,623	1.26	703,118	5,400	1.03
Advances from the FHLB and other borrowings	199,769	2,794	1.87	184,412	1,710	1.24
Total interest-bearing liabilities	1,010,297	10,417	1.38	887,530	7,110	1.07
Noninterest bearing liabilities	64,184			47,685
Average equity	149,860			142,734
Total average liabilities and equity	$1,224,341			$1,077,949
Net interest income		$31,172			$27,234
Net interest margin			3.61%			3.59%

Provision for Loan Losses. During the nine months ended September 30, 2018, management evaluated the adequacy of the ALLL and concluded that a recapture of provision for loan losses in the amount of $4.2 million was appropriate for the period. The recapture for the nine months ended September 30, 2018, was primarily a result of $4.4 million of recoveries received on previously charged off loans, partially offset by the increase in total loans receivable of $7.1 million, net of LIP, during the nine months ended September 30, 2018. In comparison, the $800,000 provision for loan losses recorded for the nine months ended September 30, 2017, was primarily a reflection of the $117.3 million growth in total loans receivable, net of LIP, during this period, partially offset by recoveries of $359,000 on previously charged off loans.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$1,009,789	$945,458
Average loans receivable during period	992,071	849,923
ALLL balance at beginning of period	12,882	10,951
(Recapture of provision) provision for loan losses	(4,200)	800
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	4,248	280
Commercial real estate	14	78
Construction/land development	172	—
Consumer	—	1
Total recoveries	4,434	359
Net recovery	4,434	359
ALLL balance at end of period	$13,116	$12,110
ALLL as a percent of total loans, net of LIP	1.30%	1.28%
Ratio of net recoveries to average net loans receivable	0.45	0.06

Noninterest Income. Noninterest income increased by $153,000 to $2.2 million for the nine months ended September 30, 2018, as compared to $$2.0 million for the same period in 2017. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Nine Months Ended September 30, 2018	Change from Nine Months Ended September 30, 2017	Percent Change
	(Dollars in thousands)
Net loss on sale of investments	$(20)	$(123)	(119.4)%
BOLI change in cash surrender value	718	228	46.5
Wealth management revenue	400	(299)	(42.8)
Deposit related fees	503	226	81.6
Loan related fees	533	113	26.9
Other	16	8	100.0
Total noninterest income	$2,150	$153	7.7%

BOLI noninterest income increased by $228,000 for the nine months ended September 30, 2018, as compared to the same period in 2017. During 2017, $4.2 million in new BOLI policies were purchased where certain policy expenses were deducted from earnings over the first year subsequent to the purchase date, partially reducing the noninterest income on our BOLI policies we otherwise would recognize. Also contributing to the increase in noninterest income, deposit and loan related fees increased by $226,000 and $113,000, respectively, primarily due to the increased volume in our accounts and related transactions.

Partially offsetting these increases, wealth management revenue decreased by $299,000 for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This decrease is a combined result of a reduction in sales staff and normal fluctuations in the timing and mix of commissions received on serviced accounts. In addition, sales of investments available-for-sale generated a net loss of $20,000 for the nine months ended September 30, 2018, as compared to a net gain of $103,000 for the nine months ended September 30, 2017, primarily as a result of the partial restructure in the 2017 period of our securities portfolio in favor of investments expected to perform better in a rising rate environment.

Noninterest Expense. Noninterest expense increased $2.0 million to $21.7 million for the nine months ended September 30, 2018, as compared to $19.7 million for the same period in 2017.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Nine Months Ended September 30, 2018	Change from Nine Months Ended September 30, 2017	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$14,325	$1,225	9.4%
Occupancy and equipment	2,412	627	35.1
Professional fees	1,123	(256)	(18.6)
Data processing	1,031	(100)	(8.8)
OREO-related expenses, net	4	(10)	(71.4)
Regulatory assessments	391	61	18.5
Insurance and bond premiums	355	53	17.5
Marketing	269	67	33.2
Other general and administrative	1,805	308	20.6
Total noninterest expense	$21,715	$1,975	10.0%

The primary contributor to the increase in noninterest expense was our branch expansion over the past year. Salaries and employee benefits expense increased by $1.2 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, due to increased staffing in support of the new branches and development of new products. In addition, occupancy and equipment expenses increased by $627,000 with our growth to ten locations at September 30, 2018. Other general and administrative expenses increased by $308,000 for the nine months ended September 30, 2018, as compared to the same period in 2017, reflecting the growth in our operations.

Partially offsetting the increases in noninterest expense, professional fees decreased by $256,000 and data processing decreased by $100,000 for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017 as we incurred additional expenses in the 2017 period for these services in support of our Branch Acquisition.

Federal Income Tax Expense. Income before federal income taxes increased by $7.1 million for the nine months ended September 30, 2018, as compared to the same period in 2017. As a result of the reduction in our statutory federal corporate income tax rate to 21% in 2018, we recorded a federal corporate income tax provision of $3.1 million for the nine months ended September 30, 2018, as compared to $2.6 million for the same period last year. During the nine months ended September 30, 2018 and 2017, the exercise of certain stock options resulted in a tax benefit, partially offsetting the year-to-date tax provision; however, a larger number of stock options were exercised during 2018 resulting in a greater reduction in our tax rate for this period.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At September 30, 2018, retail certificates of deposit of $180.1 million and brokered certificates of deposit of $35.7 million were scheduled to mature in one year or less. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB, which are collateral dependent, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale increased $8.6 million from December 31, 2017, to $140.9 million at September 30, 2018, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks increased by $12.2 million to $19.1 million at September 30, 2018, from December 31, 2017, as a result of fluctuations in our funding needs for loans receivable and retail deposits. At September 30, 2018, the Bank maintained credit facilities with the FHLB totaling $550.0 million, with an outstanding balance of $149.0 million. At September 30, 2018, we also had available a total of $35.0 million credit facilities with other financial institutions, with no balance outstanding. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at September 30, 2018, of $102.1 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk associated with retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At September 30, 2018, brokered certificates of deposit had a remaining maturity of up to 60 months. Most of these certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At September 30, 2018, the Company (on an unconsolidated basis) had liquid assets of $23.9 million and short-term liabilities of $322,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2018 and December 31, 2017, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at September 30, 2018:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$1,033	$1,033	$—	$—	$—
Unused portion of lines of credit	36,833	3,737	15,955	1,863	15,278
Undisbursed portion of construction loans	91,232	39,526	51,706	—	—
Total commitments	$129,098	$44,296	$67,661	$1,863	$15,278

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

As of September 30, 2018, the Bank had nine operating leases with remaining terms of 23 months to seven years which carry minimum lease payments of $43,000 per month. All nine leases offer extension periods. During the first quarter of 2018, the Bank moved the branch offices in Lake Stevens and Smokey Point, Washington to new leased facilities in those communities, replacing the assumed leases from our 2017 Branch Acquisition. A new leased branch office in Bothell, Washington officially opened in April 2018. In September 2018, the Bank signed a lease agreement for a branch office in Kent, Washington and expects to open this location in the first quarter of 2019.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At September 30, 2018, stockholders’ equity totaled $154.7 million, or 12.5% of total assets. Our book value per share of common stock was $14.17 at September 30, 2018, compared to $13.27 at December 31, 2017. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of September 30, 2018, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory capital guidelines of the FDIC. Effective September 30, 2018, the Bank is no longer required to file consolidated capital ratios as part of the Federal Reserve Bank’s regulatory filings. The following table provides the Bank’s capital requirements and actual results.

	At September 30, 2018
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)	$127,041	10.37%	$48,983	4.00%	$61,229	5.00%
Common equity tier I ("CET1") (to risk-weighted assets)	127,041	13.58	42,101	4.50	60,813	6.50
Tier I risk-based capital (to risk-weighted assets)	127,041	13.58	56,135	6.00	74,847	8.00
Total risk-based capital (to risk-weighted assets)	138,759	14.83	74,847	8.00	93,559	10.00

In addition to the minimum CET1, Tier I total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement began to be phased in starting in January 2016 at more than 0.625% of risk-weighted assets and increases each year until fully implemented to an amount more than 2.5% of risk-weighted assets in January 2019. As of September 30, 2018, the required conservation buffer was an amount more than 1.875% and the Bank’s conservation buffer was 6.83%.

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

We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower our cost of borrowing while taking into account variable interest rate risk. On October 25, 2016, the Bank entered into a Cash Flow Hedge agreement to effectively fix the rate for five years on $50.0 million of short-term FHLB advances. We are using this interest rate swap as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At September 30, 2018, pursuant to the Cash Flow Hedge agreement we held a $50.0 million notional pay fixed, receive floating cash flow hedge. The Bank pays a fixed rate of 1.34% for five years and in turn, receives an interest payment based on three-month LIBOR, which resets quarterly. The hedge instrument is a $50.0 million FHLB fixed-rate three-month advance that is renewed at the fixed rate at maturity. Entering into this hedge agreement has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis to measure the change in projected net interest income in varying rate environments. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual experience differs from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. A portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 52.7% of our total loans, net of LIP, were adjustable-rate loans at September 30, 2018. At that date, $229.4 million, or 43.1% of these loans were at their floor, with a weighted-average interest rate of 4.25%.

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

Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100 and 200 basis points. Reductions of rates by 300 basis points were not reported due to the current low rate environment.

The following table illustrates the change in our net interest income at September 30, 2018, that would occur in the event of an instantaneous change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at September 30, 2018
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$37,472	1.22%
+200	37,279	0.70
+100	37,184	0.44
Base	37,020	—
(100)	36,716	(0.82)
(200)	36,301	(1.94)

The following table illustrates the change in our net portfolio value (“NPV”) at September 30, 2018, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$122,454	$(40,247)	(24.74)%	10.85%	(3.31)%	$1,128,802
+200	134,572	(28,129)	(17.29)	11.65	(2.32)	1,155,412
+100	149,515	(13,186)	(8.10)	12.61	(1.09)	1,185,384
Base	162,701	—	—	13.40	—	1,214,585
(100)	172,636	9,935	6.11	13.91	0.82	1,241,446
(200)	174,591	11,890	7.31	13.81	0.98	1,263,969
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

At September 30, 2018, other than the interest rate swap we entered into through the Cash Flow Hedge agreement, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2018, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (3)
10.9	Separation Agreement and General Release between First Financial Northwest Bank and Gregg DeRitis and dated August 31, 2017 (9)
10.10	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (11)
10.12	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (11)
10.13	Form of restricted stock award agreement under the 2016 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 on June 6, 2007 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2017.

(3)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 11, 2017.

(6)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2016.

(8)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.

(9)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 8, 2017.

(10)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for March 31, 2018 filed on May 8, 2018.

(11)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-8 on June 15, 2016 (333-212029)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: November 7, 2018	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2018	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 7, 2018	By:	/s/Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.13	Form of restricted stock award agreement under the 2016 Equity Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.