Form 10-K
period 2018-12-31
First Financial Northwest, Inc.
filed 2019-03-13
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2018, was $184,306,825 (9,441,948 shares at $19.52 per share). For purposes of this calculation, common stock held only by executive officers, the employee stock ownership plan and directors of the Registrant is considered to be held by affiliates. As of March 11, 2019, the Registrant had 10,509,425 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (Part III).

FIRST FINANCIAL NORTHWEST, INC.
2018 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco (“FRB”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement a branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”). Any of the forward-looking statements that we make in this Form 10-K and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward‑looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward‑looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.
As used throughout this report, the terms “Company”, “we”, “our”, or “us” refer to First Financial Northwest, Inc. and its consolidated subsidiaries, including First Financial Northwest Bank and First Financial Diversified Corporation.

Internet Website

The information contained on our website, www.ffnwb.com, is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor’s own Internet access charges, we make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, proxy statements and other SEC filings on our investor relations page. All of our reports, proxy statements, and other SEC filings are posted as soon as reasonably practicable after they are electronically filed with the SEC and are also available free of charge at the SEC’s website at www.sec.gov.

PART I

Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest” or the “Company”), a Washington corporation, was formed on June 1, 2007, for the purpose of becoming the holding company for First Financial Northwest Bank (“the Bank”) in connection with the Bank’s conversion from a mutual holding company structure to a stock holding company structure which was completed on October 9, 2007. At December 31, 2018, the Company had total assets of $1.3 billion, net loans of $1.0 billion, deposits of $939.0 million and stockholders’ equity of $153.7 million. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Financial Northwest Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Financial Northwest Bank.

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

In February 2016, First Financial Northwest Bank converted its charter from a community-based savings bank to a commercial bank as a way of better serving its customer needs. The Bank’s largest concentration of customers is in King County, with additional concentrations in Snohomish, Pierce, and Kitsap counties, Washington. The Bank is headquartered in Renton, in King County, where it has a full-service branch as well as a smaller branch located in a commercial development known as “The Landing”. The Bank has additional smaller branches in King County located in Bellevue, Woodinville, and Bothell, and opened a new branch in Kent in the first quarter of 2019. In Snohomish County, Washington, the Bank has five additional branches located in Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. These smaller branches are focused on efficiency through the extensive use of the latest banking technology. First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

The principal executive office of First Financial Northwest is located at 201 Wells Avenue South, Renton, Washington, 98057; our telephone number is (425) 255-4400.

Market Area

We consider our primary market area to be the Puget Sound Region that consists primarily of King, Snohomish and, to a lesser extent, Pierce and Kitsap counties. During 2018, the Puget Sound Region experienced strong appreciation in residential real estate prices throughout much of the year similar to trends in recent periods. However, price appreciation in more expensive areas of King County such as Seattle and Bellevue have slowed recently due to affordability issues and higher mortgage rates. List prices in Snohomish, Pierce and Kitsap counties are lower than King County and properties have continued to experience price appreciation higher than the national average.

King County has the largest population of any county in the state of Washington and covers approximately 2,100 square miles. It has a population of approximately 2.19 million residents and a median household income of approximately $83,600, according to U.S. Census estimates. King County has a diversified economic base with many nationally recognized firms including

Boeing, Microsoft, Amazon, Starbucks, Nordstrom, Costco and Paccar. According to the Washington State Employment Security Department, the unemployment rate for King County was 3.3% at December 31, 2018, compared to 3.6% at December 31, 2017, and the national average of 3.9% at December 31, 2018. The median sales price of a residential home in King County for December 2018 was $597,000, an increase of 2.1% from 2017, according to the Northwest Multiple Listing Service ("MLS"). Residential sales volumes decreased 11.5% in 2018 compared to 2017 and inventory levels as of December 31, 2018 were at 1.7 months according to the MLS. The number of listings in King County have increased substantially from last year but remain below historical levels.

Pierce County, covering approximately 1,700 square miles, has the second largest population of any county in the state of Washington. It has approximately 877,000 residents and a median household income of approximately $63,900, according to U.S. Census estimates. The Pierce County economy is diversified with the presence of military-related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace-related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 5.3% in December 2018, compared to 5.4% in December 2017. The median sales price of a residential home in Pierce County was $339,800 for December 2018, a 7.9% increase compared to 2017, according to the MLS. Residential sales volumes declined by 5.2% in 2018 compared to 2017 and inventory levels as of December 31, 2018 were at 1.5 months according to the MLS.

Snohomish County has the third largest population of any county in the state of Washington and covers approximately 2,090 square miles. It has approximately 802,000 residents and a median household income of approximately $78,000, according to U.S. Census estimates. The economy of Snohomish County is diversified with the presence of military-related government employment (Naval Station Everett), aerospace-related employment (Boeing), and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County was 3.6% in December 2018 compared to 4.0% in December 2017. The median sales price of a residential home in Snohomish County was $454,900 for December 2018, a 7.0% increase compared to December of 2017, according to the MLS. Residential sales volumes dropped by 9.9% in 2018 compared to 2017 and inventory levels as of December 31, 2018 were at 1.5 months according to the MLS.

Kitsap County has the seventh largest population of any county in the state of Washington and covers approximately 395 square miles. It has approximately 266,000 residents and a median household income of approximately $68,300, according to U.S. Census estimates. The Kitsap County economy is diversified with the presence of military-related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail trade and education. According to the Washington State Employment Security Department, the unemployment rate for Kitsap County was 4.9% in December 2018, compared to 5.0% in December 2017. The median sales price of a residential home was $343,000 for December 2018, an increase of 8.9% compared to December 2017, according to the MLS. Residential sales volumes declined by 7.2% in 2018 compared to 2017 and inventory levels as of December 31, 2018 were at 1.5 months according to the MLS.

For a discussion regarding competition in our primary market area, see “- Competition” later in Item 1 of this report.

Lending Activities

General. We focus our lending activities primarily on loans secured by commercial real estate, construction/land, first mortgages on one-to-four family residences, multifamily, and business lending. We offer a variety of secured consumer loans, including savings account loans and home equity loans that include lines of credit and second mortgage term loans. As of December 31, 2018, our net loan portfolio totaled $1.0 billion and represented 81.7% of our total assets.

Our current loan policy generally limits the maximum amount of loans we can make to one borrower to 15% of the Bank’s total risk-based capital, or $21.0 million at December 31, 2018. Exceptions to this policy are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history. The regulatory limit of loans we can make to one borrower is 20% of total risk-based capital, or $28.0 million, at December 31, 2018. At this date, our single largest lending relationship, totaling $21.9 million, exceeded our internal lending guideline and was approved by the Board of Directors in accordance with our loan policy.

During 2018, the concentration of loans to our five largest lending relationships decreased. At December 31, 2018, loans to our five largest lending relationships totaled $79.9 million compared to $88.5 million at December 31, 2017, a decrease of $8.6 million, or 9.8%. Not only did the total of these relationships decrease during 2018, their percentage of total loans, net of loans in process (“LIP”) also decreased to 7.7% at December 31, 2018 from 8.8% at December 31, 2017. The total number of loans comprising these relationships increased slightly to 19 at December 31, 2018 from 18 at December 31, 2017. The following table details the types of loans to our five largest lending relationships at December 31, 2018.

Borrower (1)	Number of Loans	One-to-Four Family Residential(2)	Multifamily	Commercial Real Estate(2)	Construction/Land	Business	Aggregate Balance of Loans (3)
	(Dollars in thousands)
Real estate investor	5	$—	$8,616	$13,255	$—	$—	$21,871
Real estate investor	3	428	—	15,021	—	—	15,449
Real estate investor	5	444	—	14,758	—	—	15,202
Real estate investor	3	—	5,079	—	8,836	—	13,915
Real estate investor	3	—	—	—	3,629	9,818	13,447
Total	19	$872	$13,695	$43,034	$12,465	$9,818	$79,884
________
(1) The composition of borrowers represented in the table may change between periods.
(2) The one-to-four family residential loans for these borrowers are all owner occupied. The commercial real estate loans are for non-owner occupied, income producing properties.
(3) Net of LIP.

The composition of loans to our five largest borrowers has changed at December 31, 2018, as compared to December 31, 2017, with increases in multifamily loans and commercial real estate loans of $3.0 million and $3.9 million, respectively. Partially offsetting these increases, total construction/land development loans and business loans decreased by $14.9 million and $503,000, respectively. At December 31, 2018, all of the borrowers listed in the table above were in compliance with the original repayment terms of their respective loans.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential:
Permanent owner occupied	$194,141	17.3%	$148,304	13.6%	$137,834	15.3%	$147,229	19.6%	$161,013	22.9%
Permanent non-owner occupied	147,825	13.2	130,351	11.9	111,601	12.4	106,543	14.2	112,180	15.9
	341,966	30.5	278,655	25.5	249,435	27.7	253,772	33.8	273,193	38.8

Multifamily real estate	169,355	15.1	184,902	16.9	123,250	13.7	122,747	16.3	116,014	16.5

Commercial real estate	373,819	33.3	361,842	33.0	303,694	33.7	244,211	32.5	239,211	34.0

Construction/land: (1)
One-to-four family residential	86,604	7.7	87,404	8.0	67,842	7.5	52,233	7.0	20,360	2.9
Multifamily	83,642	7.4	108,439	9.9	111,051	12.4	46,666	6.2	22,352	3.1
Commercial real estate	18,300	1.6	5,325	0.5	—	—	—	—	10,400	1.5
Land	6,740	0.7	36,405	3.3	30,055	3.3	17,058	2.3	11,949	1.7
	195,286	17.4	237,573	21.7	208,948	23.2	115,957	15.5	65,061	9.2
Business	30,486	2.7	23,087	2.1	7,938	0.9	7,604	1.0	3,783	0.5
Consumer	12,970	1.0	9,133	0.8	6,922	0.8	6,979	0.9	7,130	1.0
Total loans	1,123,882	100.0%	1,095,192	100.0%	900,187	100.0%	751,270	100.0%	704,392	100.0%
Less:
Loans in process (“LIP”)	86,453		92,498		72,026		53,854		27,359
Deferred loan fees, net	1,178		1,150		2,167		2,881		2,604
Allowance for loan and lease losses (“ALLL”)	13,347		12,882		10,951		9,463		10,491
Loans receivable, net	$1,022,904		$988,662		$815,043		$685,072		$663,938

_____________
(1) Included in the construction/land category are “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans. At December 31, 2018, we included rollover loans of $1.7 million of one-to-four family residential loans, $66.6 million of multifamily loans and $18.3 million of commercial real estate loans in the construction/land category. In addition, the construction/land category included $6.2 million of loans for raw land or buildable lots where the Company does not intend to finance the construction.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family residential	$185,755	16.6%	$177,086	16.2%	$169,523	18.8%	$172,951	23.0%	$189,399	26.9%
Multifamily	68,737	6.1	77,824	7.1	72,593	8.1	82,767	11.0	82,639	11.7
Commercial real estate	179,838	16.0	208,898	19.1	211,054	23.4	199,101	26.5	206,395	29.3
Construction/land	51,738	4.6	55,169	5.0	50,431	5.6	12,158	1.6	5,469	0.8
Total real estate	486,068	43.3	518,977	47.4	503,601	55.9	466,977	62.1	483,902	68.7
Business	13,760	1.2	9,097	0.8	640	0.1	243	—	375	0.1
Consumer	1,018	0.1	136	—	432	0.1	558	0.1	689	0.1
Total fixed-rate loans	500,846	44.6	528,210	48.2	504,673	56.1	467,778	62.2	484,966	68.9

ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family residential	156,211	13.9	101,569	9.3	79,912	8.9	80,821	10.8	83,794	11.9
Multifamily	100,618	9.0	107,078	9.8	50,657	5.6	39,980	5.3	33,375	4.7
Commercial real estate	193,981	17.2	152,944	14.0	92,640	10.3	45,110	6.0	32,816	4.6
Construction/land	143,548	12.8	182,404	16.6	158,517	17.6	103,799	13.8	59,592	8.5
Total real estate	594,358	52.9	543,995	49.7	381,726	42.4	269,710	35.9	209,577	29.7
Business	16,726	1.4	13,990	1.3	7,298	0.8	7,361	1.0	3,408	0.5
Consumer	11,952	1.1	8,997	0.8	6,490	0.7	6,421	0.9	6,441	0.9
Total adjustable-rate loans	623,036	55.4	566,982	51.8	395,514	43.9	283,492	37.8	219,426	31.1
Total loans	1,123,882	100.0%	1,095,192	100.0%	900,187	100.0%	751,270	100.0%	704,392	100.0%
Less:
LIP	86,453		92,498		72,026		53,854		27,359
Deferred loan fees, net	1,178		1,150		2,167		2,881		2,604
ALLL	13,347		12,882		10,951		9,463		10,491
Loans receivable, net	$1,022,904		$988,662		$815,043		$685,072		$663,938

Geographic Distribution of our Loans. The following table shows the geographic distribution of our loan portfolio, net of LIP, in dollar amounts and percentages at December 31, 2018.

	Puget Sound Region (1)		Other Washington Counties		Total in Washington State		All Other States (2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate:	(Dollars in thousands)
One-to-four family residential	$330,331	96.6%	$8,190	2.4%	$338,521	99.0%	$3,445	1.0%	$341,966	100.0%
Multifamily	110,573	65.3	24,270	14.3	134,843	79.6	34,512	20.4	169,355	100.0%
Commercial	251,433	67.3	46,694	12.5	298,127	79.8	75,671	20.2	373,798	100.0%
Construction/land	108,032	99.2	822	0.8	108,854	100.0	—	—	108,854	100.0%
Total real estate	800,369	80.6	79,976	8.0	880,345	88.6	113,628	11.4	993,973	100.0%
Business	14,485	47.6	1,295	4.2	15,780	51.8	14,706	48.2	30,486	100.0%
Consumer	12,515	96.5	455	3.5	12,970	100.0	—	—	12,970	100.0%
Total Loans	$827,369	79.7%	$81,726	7.9%	$909,095	87.6%	$128,334	12.4%	$1,037,429	100.0%
____________
(1) Includes King, Snohomish, Pierce and Kitsap counties.
(2) Includes loans in California, Utah, Arizona and Oregon and 19 other states.

One-to-Four Family Residential Lending. As of December 31, 2018, $342.0 million, or 30.5% of our total loan portfolio consisted of loans secured by one-to-four family residences.

First Financial Northwest Bank is a traditional portfolio lender when it comes to financing residential home loans. In 2018, we originated $119.9 million and purchased $1.2 million in one-to-four family residential loans. At December 31, 2018, $194.2 million, or 56.8% of our one-to-four family residential portfolio consisted of owner occupied loans with the remaining $147.8 million, or 43.2% consisting of non-owner occupied loans. In addition, at December 31, 2018, $185.8 million, or 54.3% of our one-to-four family residential loan portfolio consisted of fixed-rate loans. Substantially all of our one-to-four family residential loans require monthly principal and interest payments.

Our fixed-rate, one-to-four family residential loans are generally originated with 15 to 30 year terms, although such loans typically remain outstanding for substantially shorter periods, particularly in the current low interest rate environment. We also originate hybrid loans with initial fixed-rate terms of five to ten years that convert to variable-rate which adjusts annually thereafter. In addition, substantially all of our one-to-four family residential loans contain due-on-sale clauses that allow us to declare the unpaid amount due and payable upon the sale of the property securing the loan. Typically, we enforce these due‑on‑sale clauses to the extent permitted by law and as a standard course of business. The average period of time a loan is outstanding is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates, and the interest rates payable on outstanding loans.

Our lending policy generally limits the maximum loan-to-value ratio on mortgage loans secured by one-to-four family residential properties to 85% of the lesser of the appraised value or the purchase price. Properties securing our one-to-four family residential loans are appraised by independent appraisers approved by us. We require the borrowers to obtain title insurance and if necessary, flood insurance. We generally do not require earthquake insurance due to competitive market factors.

Loans secured by rental properties represent potentially higher risk and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We request that borrowers and loan guarantors, if any, provide annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple rental property loans with us, the loans are typically not cross‑collateralized. At December 31, 2018, $382,000 of one-to-four family residential loans were in nonaccrual status, although $110,000 of these loans were performing in accordance with their repayment terms at that date.

Multifamily and Commercial Real Estate Lending. As of December 31, 2018, $169.4 million, or 15.1% of our total loan portfolio was secured by multifamily and $373.8 million, or 33.3% of our loan portfolio was secured by commercial real estate properties. Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, mini-storage facilities, industrial use buildings and warehouses. Commercial real estate and multifamily loans are subject to similar underwriting standards and processes. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

The following table presents a breakdown of our multifamily and commercial real estate loan portfolio at December 31, 2018, and 2017:

	December 31, 2018		December 31, 2017
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(Dollars in thousands)
Multifamily real estate:
Multifamily, general	$155,279	91.7%	$177,882	96.2%
Micro-unit apartments	14,076	8.3%	7,020	3.8
Total multifamily	$169,355	100.0%	$184,902	100.0%

Commercial real estate:
Office	$100,495	26.9	$112,327	31.0%
Retail	131,222	35.1	129,875	35.9
Storage	32,462	8.7	32,201	8.9
Motel	28,035	7.5	10,684	3.0
Warehouse	25,398	6.8	22,701	6.3
Nursing home (1)	16,315	4.4	16,591	4.6
Mobile home park	16,003	4.3	19,970	5.5
Other non-residential	23,889	6.3	17,493	4.8
Total non-residential	$373,819	100.0%	$361,842	100.0%
_______________
(1) LIP for nursing home loans at December 31, 2018 and 2017 was $21,000 and $544,000, respectively.

The average loan size in our multifamily and commercial real estate loan portfolios was $1.0 million and $2.0 million, respectively, as of December 31, 2018. At this date, $58.8 million, or 34.7%, of our multifamily loans and $122.4 million, or 32.7%, of our commercial real estate loans were located outside of our primary market area. We currently target individual multifamily, and commercial real estate loans between $1.0 million and $5.0 million. The largest multifamily loan as of December 31, 2018, was a 105-unit apartment complex with a net outstanding principal balance of $8.7 million located in King County, Washington. As of December 31, 2018, the largest commercial real estate loan had a net outstanding balance of $13.3 million and was secured by an office building located in King County, Washington. Both of these loans were performing according to their respective loan repayment terms as of December 31, 2018.

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

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loan foreclosures because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred in our one-to-four family residential or consumer loan portfolios. At December 31, 2018, there were no multifamily loans past due 90 days or more, or in nonaccrual status. There was one commercial real estate loan with an outstanding balance of $326,000 that was in nonaccrual status and in the process of foreclosure at December 31, 2018. However, this loan was subsequently paid in full in January 2019. There were no multifamily or commercial real estate loans charged-off during the years ended December 31, 2018, 2017 and 2016.

Construction/Land Loans. We originate construction/land loans primarily to residential builders for the construction of single-family residences, condominiums, townhouses, multifamily properties and residential developments located in our market area. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes or lines of credit secured by land, and land development loans. Construction/land loans to builders generally require the borrower to have an existing relationship with the Bank and a proven record of successful projects. At December 31, 2018, our total construction/land loans were $195.3 million, or 17.4% of our total loan portfolio. The balance of our construction/land loans decreased from $237.6 million, or 21.7% of our total loans, at December 31, 2017 as loan payoffs exceeded loan originations. The Company’s strategic plan projects an increase in construction loan origination activity in 2019 as we renew our focus on these loans. The Bank’s lending policy sets forth the guideline that the balance of our acquisition, development, and construction loans, net of LIP and deferred fees and costs, not exceed 100% of the Bank’s risk-based capital. Management intends to maintain levels near this guideline, however the uncertainty of the timing associated with construction loan draws occasionally results in the actual concentration exceeding the guideline. At December 31, 2018, the Bank’s net acquisition, development, and construction loans totaled $114.9 million, for a concentration of 81.9%. There were no construction/land loans classified as nonaccrual at either December 31, 2018 or 2017. There were no construction/land loan charge-offs during the years ended December 31, 2018, 2017 and 2016, respectively.

Following is the composition of our total construction/land loan portfolio at the dates indicated. All of the loans represented were performing:

	December 31,
	2018	2017
	(In thousands)
Construction speculative:
One-to-four family residential	$84,916	$84,834
Multifamily	17,017	9,985
Total construction speculative	101,933	94,819
Construction permanent: (1)
One-to-four family residential	1,688	2,570
Multifamily	66,625	98,454
Commercial real estate	18,300	5,325
Total construction permanent	86,613	106,349
Land:
Land development	500	528
Land non-development	6,240	35,877
Total land	6,740	36,405
Total construction/land loans (2)	$195,286	$237,573
_____________
(1) Includes loans where the builder does not intend to sell the property after the construction phase is completed.
(2) LIP for construction/land loans at December 31, 2018, and 2017, was $86.4 million and $92.0 million, respectively.

The following table includes construction/land loans by county, net of LIP, at December 31, 2018:

County	Loan Balance	Percent of Construction/Land Loan Balance
	(Dollars in thousands)
King	$94,331	86.6%
Snohomish	1,933	1.8
Pierce	9,145	8.4
Kitsap	2,623	2.4
All other	822	0.8
Total	$108,854	100.0%

Loans to finance the construction of single-family homes, subdivisions and land loans are generally offered to builders in our primary market areas. Loans that are termed “speculative” are those where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. The buyer may be identified either during or after the construction period, with the risk that the builder may have to fund the debt service on the speculative loan along with real estate taxes and other carrying costs for the project for a significant period of time after completion of the project until a buyer is identified. The maximum loan-to-value ratio applicable to these loans is generally 100% of the actual cost of construction, provided that the loan-to-completed value does not exceed 80%, with approval required from the Chief Credit Officer (“CCO”) for loan-to-value ratios over 80%. In addition, a minimum of 20% verified equity is generally also required. Verified equity refers to cash equity invested in the project. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate title insurance and other appropriate insurance coverage, and, if applicable, appropriate environmental data report(s) that the land is free of hazardous or toxic waste. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and typically do not exceed one year, land loans generally are for 12 to 18 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly. At December 31, 2018, the LIP balance on construction/land loans was $86.4 million, including $6.2 million set aside for interest reserves. When these loans exhaust their original reserves set up at origination, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate, based on the updated analysis. Construction loan proceeds are disbursed periodically as construction progresses and as inspections by our approved inspectors warrant. At December 31, 2018, our three largest construction/land loans, net of LIP, consisted of an $8.9 million commercial real estate construction loan, a $6.7 million multifamily construction loan, and a $5.7 million multifamily construction loan. All three loans will rollover to a permanent loan at the completion of the construction period and all three properties are located in King County.

Our residential construction loans to borrowers for one-to-four family, non-owner occupied residences typically are structured to be converted to fixed-rate permanent loans at the end of the construction phase with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post‑construction value of the project by an independent appraiser. During the construction phase, which typically lasts 12 to 18 months, an approved inspector or designated Bank employee makes periodic inspections of the construction site to certify construction has reached the stated percentage of completion. Typically, disbursements are made in monthly draws and interest-only payments are required. These loans are converted to fixed-rate permanent loans at the end of the construction phase. At December 31, 2018, there was one non-owner occupied construction loan of $1.7 million that will rollover to a permanent non-owner occupied one‑to‑four family residential loan in 2020.

We also make construction loans for commercial development projects. The projects include multifamily, retail, office/warehouse and office buildings. These loans typically have an interest-only payment phase during construction and generally convert to permanent financing when construction is complete. Disbursement of funds is at our sole discretion and is based on the progress of construction. The Bank uses an independent third party or Bank employee to conduct monthly inspections to certify that construction has reached the stated percentage of completion and that previous disbursements are reflected in the degree of work performed to date. Generally, the maximum loan-to-value ratio applicable to these loans is 90% of the actual cost of construction or 80% of the prospective value at completion. At December 31, 2018, $84.9 million of multifamily and commercial real estate construction loans will rollover to permanent loans with the Bank at the end of their construction period.

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

Business Lending. Business loans totaled $30.5 million, or 2.7% of the loan portfolio at December 31, 2018. Business loans are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate. The interest rates for the adjustable‑rate loans are indexed to the prime rate published in The Wall Street Journal plus a margin. Our business lending policy includes credit file documentation and requires analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our business loans. The largest business loan had an outstanding balance of $9.8 million at December 31, 2018 and was performing according to its repayment terms. At December 31, 2018, we did not have any business loans delinquent in excess of 90 days or in nonaccrual status.

At December 31, 2018, the Bank’s aircraft loan portfolio had an outstanding balance of $11.1 million, or 36.3% of total business loans. We intend to grow this portfolio over the coming years. These loans are collateralized by new or used, single‑engine piston aircraft to light jets for business or personal use. We anticipate that our aircraft loans will range in size from $250,000 to $3.0 million with the primary focus of our underwriting guidelines on the asset value of the collateral rather than the ability of the borrower to repay the loan. The average loan size in our aircraft loan portfolio was $582,000 as of December 31, 2018.

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

Consumer Lending. We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans and savings account loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than one‑to‑four family residential loans. Consumer loans are offered with both fixed and adjustable interest rates and with varying terms. At December 31, 2018, consumer loans were $13.0 million, or 1.0% of the total loan portfolio.

At December 31, 2018, the largest component of the consumer loan portfolio consisted of home equity loans, primarily home equity lines of credit that totaled $11.2 million, or 86.1% of the total consumer loan portfolio. The home equity lines of credit include $4.7 million of equity lines of credit in first lien position and $6.5 million of second liens on residential properties. At December 31, 2018, unfunded commitments on our home equity lines of credit totaled $17.1 million. Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses. At origination, the loan-to-value ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan. Home equity loans are originated on a fixed-rate or adjustable-rate basis. The interest rate for the adjustable-rate second lien loans is indexed to the prime rate published in The Wall Street Journal and may include a margin. Home equity loans generally have a 10 to 30 year term, with a 10 year draw period, and either convert to principal and interest payments with no further draws or require a balloon payment due at maturity.

Consumer loans entail greater risk than one-to-four family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property that we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts when interest rates reset higher. If current economic conditions deteriorate for our borrowers and their home prices fall, we may also experience higher credit losses from this loan portfolio. For our home equity loans that are in a second lien position, it is unlikely that we will be successful in recovering our entire loan principal outstanding in the event of a default. At December 31, 2018, one consumer loan totaling $44,000 was in nonaccrual status, however, no consumer loans were delinquent more than 30 days. During the years ended December 31, 2018, and 2017, there were no consumer loans charged-off. In comparison, for the year ended December 31, 2016, consumer loans totaling $83,000 were charged off.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2018, regarding the amount of total loans in our portfolio based on their contractual terms to maturity, not including prepayments.

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years Through Ten Years	Beyond Ten Years	Total
	(In thousands)
Real estate:
One-to-four family residential	$17,207	$15,231	$3,690	$10,753	$295,085	$341,966
Multifamily	22,299	7,873	18,994	67,638	52,551	169,355
Commercial	35,611	51,350	30,680	212,793	43,385	373,819
Construction/land	88,257	35,399	30,732	23,560	17,338	195,286
Total real estate	163,374	109,853	84,096	314,744	408,359	1,080,426
Business	376	16,126	9,578	4,406	—	30,486
Consumer	2,249	1,097	290	—	9,334	12,970
Total	$165,999	$127,076	$93,964	$319,150	$417,693	$1,123,882

The following table sets forth the amount of total loans due after December 31, 2019, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real estate:
One-to-four family residential	$180,076	$144,683	$324,759
Multifamily	48,845	98,211	147,056
Commercial	167,807	170,401	338,208
Construction/land	44,823	62,206	107,029
Total real estate	441,551	475,501	917,052
Business	13,640	16,470	30,110
Consumer	1,010	9,711	10,721
Total	$456,201	$501,682	$957,883

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

We use a multi-level approval matrix which establishes lending targets and tolerance levels depending on the loan type being approved. The matrix also sets minimum credit standards and approval limits for each of the loan types.

Lending Authority. The Directors’ Loan Committee consists of at least three members of the Board of Directors. The Directors’ Loan Committee recommends for approval by the Board of Directors exceptions to the aggregate loan limit to one borrower of 15% of total risk-based capital, or $21.0 million at December 31, 2018. The Board of Directors approves exceptions to such aggregate loan limit to one borrower up to 20% of total risk-based capital, or $28.0 million at December 31, 2018.

Officer Lending Authority. Individual signing authority has been delegated to two lending officers. Our Senior Credit Approval Officer (“SCAO”) has authority from the Board of Directors to approve loans and aggregate relationships up to and including $3.0 million. The Board of Directors has given our Chief Credit Officer (“CCO”) authority to approve credit to one borrower not to exceed our aggregate loan limit of 15% of total risk-based capital.

Loan Originations, Servicing, Purchases, Sales and Repayments. For the years ended December 31, 2018, 2017 and 2016, our total loan originations and purchases were $370.8 million, $430.7 million and $420.8 million, respectively.

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

The following table shows total loans originated, purchased, repaid and other changes during the periods indicated.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Loan originations:
Real estate:
One-to-four family residential	$119,946	$89,622	$59,222
Multifamily	8,363	20,612	22,914
Commercial	47,332	49,524	92,495
Construction/land	118,237	138,591	165,363
Total real estate	293,878	298,349	339,994
Business	21,361	23,438	13,998
Consumer	14,524	9,379	5,674
Total loans originated	329,763	331,166	359,666
Loan purchases and participations:
One-to-four family residential	1,230	3,087	7,352
Multifamily	3,705	45,340	11,761
Commercial	21,546	46,802	41,990
Construction/land	4,582	1,100	—
Business	10,000	3,177	—
Total loan purchases and participations (1)	41,063	99,506	61,103
Principal repayments	(342,136)	(235,667)	(271,768)
Charge-offs	—	—	(83)
Loans transferred to other real estate owned (“OREO”)	—	—	—
Change in LIP, net deferred fees, and ALLL	5,552	(21,386)	(18,947)
Net increase in loans	$34,242	$173,619	$129,971
_______________
(1) Includes $19.9 million, $76.2 million and $61.1 million in loan purchases during 2018, 2017 and 2016 respectively.

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate-related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees charged to the borrower on one-to-four family residential loans and multifamily and commercial real estate loans can range from 0% to 2%. United States generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale. We had $1.2 million of net deferred loan fees at both December 31, 2018, and 2017.

Loan purchases generally include a premium, which is deferred and amortized into interest income with net deferred fees over the contractual life of the loan. During 2018, total premiums of $630,000, or 3.2% of the purchased principal, were paid on purchased loans. In comparison, premiums of $1.8 million, or 2.3% of the purchased principal were paid on purchased loans during 2017.

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

Asset Quality

As of December 31, 2018, we had two owner occupied one-to-four family residential loans totaling $495,000 and one commercial real estate loan of $326,000 past due 30 days or more. These loans represented 0.08% of total loans, net of LIP. Subsequent to December 31, 2018, the $326,000 nonperforming commercial real estate loan was paid in full. We generally assess late fees or penalty charges on delinquent loans of up to 5.0% of the monthly payment. The borrower is given up to a 15 day grace period from the due date to make the loan payment.

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

If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to foreclose on the collateral securing the loan according to the terms of the security instrument and applicable law. The following table shows our delinquent loans by the type of loan, net of LIP, and the number of days delinquent at December 31, 2018:

	Loans Delinquent						Total
	30-59 Days		60-89 Days		90 Days and Greater		Delinquent Loans
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Real estate:
One-to-four family residential:
Owner occupied	1	$223	1	$272	—	$—	2	$495
Commercial	—	—	1	326	—	—	1	326
Total	1	$223	2	$598	—	$—	3	$821

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

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$382	$128	$798	$996	$830
Commercial	326	—	—	—	434
Consumer	44	51	60	89	75
Total loans accounted for on a nonaccrual basis	752	179	858	1,085	1,339

Total nonperforming loans	752	179	858	1,085	1,339
OREO	483	483	2,331	3,663	9,283
Total nonperforming assets	$1,235	$662	$3,189	$4,748	$10,622

TDRs:
Nonaccrual (1)	$—	$—	$174	$131	$—
Performing	9,399	17,805	30,083	42,128	54,241
Total TDRs	$9,399	$17,805	$30,257	$42,259	$54,241
Nonperforming loans as a percent of total loans, net of LIP	0.07%	0.02%	0.10%	0.16%	0.20%
Nonperforming loans as a percent of total assets	0.06	0.01	0.08	0.11	0.14
Nonperforming assets as a percent of total assets	0.10	0.05	0.31	0.48	1.13
Total loans, net of LIP	$1,037,429	$1,002,694	$828,161	$697,416	$677,033
Foregone interest on nonaccrual loans	18	26	51	103	126
_______
(1) These loans are also included in the appropriate loan category above under the caption: “Loans accounted for on a nonaccrual basis.”

Nonperforming Loans. When a loan becomes 90 days past due, we generally place the loan on nonaccrual status unless the credit is well secured and in the process of collection. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem such as an impending foreclosure or bankruptcy or if the borrower is unable to meet their scheduled payment obligations. Our nonperforming loans increased by $573,000, or 320.1%, at December 31, 2018, as compared to December 31, 2017, with the addition of two nonperforming loans during 2018. Subsequent to December 31, 2018, a $326,000 nonperforming commercial loan was paid in full. During 2018, there were no charge offs to nonperforming loans.

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When the property is acquired, it is recorded at the lower of its cost or fair market value of the property, less selling costs. We had $483,000 of OREO at both December 31, 2018 and 2017 comprised of undeveloped lots. Our special assets department’s primary focus is the prompt and effective management of our troubled, nonperforming assets, and expediting their disposition to minimize any potential losses. During 2018 and 2017, we did not foreclose or accept deeds-in-lieu of foreclosure on any loans. In the future, we may experience foreclosure, deed-in-lieu of foreclosure, and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

Because of our structure, we believe we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly compared to larger institutions where decisions could take six to twelve months. This distinction has historically worked to our benefit in reducing our nonperforming assets and disposing of OREO.

Troubled Debt Restructured Loans. We account for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. These loans are all considered to be impaired loans. At December 31, 2018, we had $9.4 million in TDRs as compared to $17.8 million at December 31, 2017.

Prior to 2012, we utilized a strategy for a limited number of our lending relationships of establishing an “A” and “B” note structure. We created an “A” note representing a reduced principal balance expected to be fully collected and at a debt service level and loan-to-value ratio acceptable to us. The “A” note was classified as a performing TDR as long as the borrower continued to perform in accordance with the note terms. The “B” note represented the amount of the principal reduction portion of the original note and was immediately charged-off. The “B” note is held by the Bank and when the “A” note is paid off, the Bank may proceed with collection efforts on the “B” note. During 2017, due to the improved financial condition of the borrowers holding “A” and “B” notes, and the increased market value of the underlying properties, the Bank issued revised notes that allowed for recovery of the “B” note principal, and in some cases, recognition of interest income as payments were made. In 2018, the remaining “B” notes on these agreements were paid off, resulting in recoveries of $4.3 million of previously charged off balances. At December 31, 2018, the balance of TDRs included $560,000 in remaining “A” notes.

The largest TDR relationship at December 31, 2018 totaled $1.4 million and was comprised of one‑to‑four family residential loans secured by rental properties located in Pierce County. At December 31, 2018, there was no LIP in connection with our TDRs. For additional information regarding our TDRs, see Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The following table summarizes our total TDRs:

	December 31,
	2018	2017
	(In thousands)
Performing TDRs:
One-to-four family residential	$6,941	$13,434
Multifamily	—	1,134
Commercial real estate	2,415	3,194
Consumer	43	43
Total performing TDRs	9,399	17,805
Total TDRs	$9,399	$17,805

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge-off those assets in the period in which they are deemed uncollectible. Our determinations as to the classification of our assets and the amount of our valuation allowances are subject to review by the FDIC and the DFI that can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention. At December 31, 2018, special mention loans totaled $2.5 million.

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. The decrease in our classified loans during the year ended December 31, 2018 was a result of loan repayments as well as our efforts to work with our borrowers to bring their loans current when possible or restructure the loan when appropriate. During 2018, we continued our aggressive approach to reduce nonperforming assets and improve asset quality.

Classified loans, net of LIP, consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2018	2017
	(In thousands)
One-to-four family residential	$919	$673
Commercial real estate	326	555
Consumer	44	52
Total classified loans	$1,289	$1,280

With the exception of these classified loans, of which $752,000 were accounted for as nonaccrual loans at December 31, 2018, management is not aware of any loans as of December 31, 2018, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan categories.

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

For the year ended December 31, 2018, we recorded a $4.0 million recapture of provision for loan losses to our ALLL, as compared to a $400,000 recapture of provision for loan losses for the year ended December 31, 2017, and a provision for loan losses of $1.3 million for the year ended December 31, 2016. The recapture of provision for loan losses in 2018 was primarily a result of the $4.5 million in net recoveries received on previously charged-off loans partially offset by the provision necessary to support the increase in total loans, net LIP, of $34.7 million. The quality of our loan portfolio was stable, with a significant decrease in TDRs and a small increase in delinquent and nonperforming loans, due primarily to our efforts working with our borrowers to bring their loan payments current whenever possible. The ALLL was $13.3 million, or 1.29% of total loans, net of LIP, at December 31, 2018, as compared to $12.9 million, or 1.28% at December 31, 2017. The level of the ALLL is based on estimates and the ultimate losses may vary from the estimates. Management reviews the adequacy of the ALLL on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls, and the borrower’s and guarantor’s, if any, financial strength. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed. Loans are evaluated for impairment on a loan-by-loan basis. As of December 31, 2018 and 2017, impaired loans were $10.1 million and $18.0 million, respectively. At December 31, 2018, there was no LIP in connection with our impaired loans.

The following table summarizes the distribution of the ALLL by loan category, at the dates indicated.

	December 31,
	2018			2017			2016			2015			2014
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four family
residential	$341,966	$3,387	30.5%	$278,655	$2,837	25.5%	$249,435	$2,551	27.7%	$253,772	$3,028	33.8%	$273,193	$3,691	38.8%
Multifamily	169,355	1,680	15.1	184,902	1,820	16.9	123,250	1,199	13.7	122,747	1,193	16.4	116,014	1,606	16.5
Commercial real estate	373,819	4,777	33.3	361,842	4,418	33.0	303,694	3,893	33.7	244,211	3,395	32.5	239,211	4,476	34.0
Construction/land	195,286	2,331	17.4	237,573	2,816	21.7	208,948	2,792	23.2	115,957	1,193	15.4	65,061	519	9.2
Total real estate	1,080,426	12,175	96.3	1,062,972	11,891	97.1	885,327	10,435	98.3	736,687	8,809	98.1	693,479	10,292	98.5
Business	30,486	936	2.7	23,087	694	2.1	7,938	237	0.9	7,604	229	1.0	3,783	47	0.5
Consumer	12,970	236	1.0	9,133	297	0.8	6,922	279	0.8	6,979	425	0.9	7,130	152	1.0
Total	$1,123,882	$13,347	100.0%	$1,095,192	$12,882	100.0%	$900,187	$10,951	100.0%	$751,270	$9,463	100.0%	$704,392	$10,491	100.0%

We believe that the ALLL as of December 31, 2018 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ALLL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ALLL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ALLL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our ALLL at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
ALLL at beginning of period	$12,882	$10,951	$9,463	$10,491	$12,994
(Recapture of provision) provision for loan losses	(4,000)	(400)	1,300	(2,200)	(2,100)
Charge-offs:
One-to-four family residential	—	—	—	(27)	(78)
Multifamily	—	—	—	(281)	—
Commercial real estate	—	—	—	—	(311)
Construction/land	—	—	—	—	(223)
Consumer	—	—	(83)	(54)	(30)
Total charge-offs	—	—	(83)	(362)	(642)
Total recoveries	4,465	2,331	271	1,534	239
Net recoveries (charge-offs)	4,465	2,331	188	1,172	(403)
ALLL at end of period	$13,347	$12,882	$10,951	$9,463	$10,491

ALLL as a percent of total loans, net of LIP	1.29%	1.28%	1.32%	1.36%	1.55%
Net (recoveries) charge-offs to average loans receivable, net of LIP	(0.45)	(0.27)	(0.02)	(0.18)	0.06
ALLL as a percent of nonperforming loans, net of LIP	1,774.87%	7,196.65%	1,276.34%	872.17%	783.50%

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

At December 31, 2018, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds, U.S. government agency obligations, and corporate bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, net deposit flows, and other activities. At December 31, 2018, we did not hold securities of any single issuer (other than government-sponsored entities) that exceeded 10% of our shareholders’ equity. We currently do not have any investments held to maturity or for trading.

Other than our utilization of interest rate swaps, we do not currently participate in other hedging programs, stand-alone contracts for interest rate caps or floors or other activities involving the use of off-balance sheet derivative financial instruments, and have no present intention to do so. As of December 31, 2018, we had one interest rate swap with an aggregate notional amount of $50.0 million and a fair value of $1.7 million. For additional information, see Item 1A. Risk Factors -“If interest rate swaps we entered into prove ineffective, it could result in volatility in our operating results, including potential loses, which could have a material adverse effect on our results of operations and cash flows, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management”, and Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Mortgage-Backed Securities. The mortgage-backed securities in our portfolio were primarily comprised of Fannie Mae, Freddie Mac, and Ginnie Mae issued mortgage-backed securities. These issuers guarantee the timely payment of principal and interest in the event of default. In addition, at December 31, 2018, our mortgage-backed securities included $9.0 million of other “private label” mortgage-backed securities. The mortgage-backed securities portfolio had a weighted-average yield of 3.20% at December 31, 2018.

U.S. Government Agency Obligations. The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac, Ginnie Mae, U.S. Small Business Administration (“SBA”) and FHLB agency securities. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2018, the portfolio of government agency securities had a weighted-average yield of 3.92%.

The guarantees of the SBA, as a U.S. government agency and Ginnie Mae, as part of a U.S. government agency are backed by the full faith and credit of the United States. Fannie Mae, Freddie Mac, and the Federal Home Loan Banks are U.S. government-sponsored entities. Although their guarantees are not backed by the full faith and credit of the United States, they may borrow from the U.S. Treasury, which has taken other steps to ensure these U.S. government-sponsored entities can fulfill their financial obligations.
Corporate Bonds. The corporate bond portfolio was primarily comprised of variable rate securities issued by various financial institutions. At December 31, 2018, the corporate bond portfolio had a weighted-average yield of 6.42%.
Municipal Bonds. The municipal bond portfolio is comprised of tax-exempt municipal bonds. The pre-tax weighted-average yield on the municipal bond portfolio was 2.82% at December 31, 2018.
Federal Home Loan Bank Stock. As a member of the FHLB Des Moines, we are required to own capital stock. The required amount of capital stock is based on a percentage of our previous year-end assets and our outstanding FHLB advances. The redemption of any excess stock we hold is at the discretion of the FHLB Des Moines. During 2018, our FHLB stock holdings decreased by $2.6 million, primarily as a result of the $69.5 million decrease in our FHLB advances during 2018. The carrying value of our FHLB stock totaled $7.3 million at December 31, 2018. During the years ended December 31, 2018 and 2017, we received FHLB cash dividends of $458,000 and $296,000, respectively.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Fannie Mae	$24,276	$23,643	$26,961	$26,564	$42,060	$41,332
Freddie Mac	6,351	6,287	5,510	5,472	18,013	18,009
Ginnie Mae	23,311	22,061	22,288	21,576	19,133	18,634
Other	8,983	8,979	—	—	—	—
Tax-exempt municipal bonds	10,615	10,544	13,126	13,395	13,083	12,987
Taxable municipal bonds	—	—	—	—	120	120
U.S. government agencies	48,190	47,438	43,088	42,633	15,937	15,857
Corporate bonds	23,490	23,218	22,502	22,602	22,506	22,321
Total available-for-sale	$145,216	$142,170	$133,475	$132,242	$130,852	$129,260

At December 31, 2018, 2017, and 2016 there were no investments held to maturity.

During the year ended December 31, 2018, gross proceeds from the call, maturity and sale of investments was $17.2 million, with net realized losses of $20,000.

Management reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate, depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss). There were no losses related to OTTI at December 31, 2018 and 2017. For additional information regarding our investments, see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The table below sets forth information regarding the carrying value and weighted-average yield by contractual maturity of our investment portfolio at December 31, 2018. Mortgage-backed securities are presented in the totals column as a result of the variable nature of their principal reductions.

	December 31, 2018
	Within One Year		After One Year Through Five Years		After Five Through Ten Years		Thereafter		Totals
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$60,970	3.20%
Municipal bonds	—	—	—	—	2,649	2.24	7,895	3.01	10,544	2.82
U.S. government agencies	251	1.95	1,366	3.01	81	5.77	45,740	3.96	47,438	3.92
Corporate bonds	—	—	6,161	11.38	17,057	4.72	—	—	23,218	6.42
Total available-for-sale	$251	1.95%	$7,527	9.83%	$19,787	4.42%	$53,635	3.82%	$142,170	3.94%

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

Deposits. We offer a competitive range of deposit products within our market area, including noninterest bearing accounts, interest-bearing demand accounts, money market deposit accounts, statement savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, current maturity structures, deposit mix, our customer preferences, and the profitability of acquiring customer deposits compared to alternative funding sources. As part of our strategy to shift our deposit mix to lower cost funds, we continued to better align our pricing with competitors in our local market to meet our goals. To supplement local deposits, funds are also generated through national brokered certificates of deposit. At December 31, 2018, $97.8 million, or 10.4% of total deposits were brokered certificates of deposit, with remaining maturities ranging from one month to five years. These funds cannot be withdrawn early except in the case of the death or adjudication of incompetence of the depositor. However, the Bank has a quarterly call option six months after issuance on $69.3 million of these brokered deposits that allows the Bank to close the certificate of deposit and return the deposit to the customer if the Bank determines it is in its best interest to do so. The long term nature of these brokered deposits, along with the enhanced features of these deposits as compared to retail certificates of deposit, assists us in our interest rate risk management efforts.

The following table sets forth our total deposit activity for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Total deposits, beginning balance	$839,502	$717,476	$675,407
Increase in retail deposits	77,193	122,026	32,732
Increase in brokered funds	22,337	—	9,337
Net increase in deposits	99,530	122,026	42,069
Total deposits, ending balance	$939,032	$839,502	$717,476

At December 31, 2018, deposits totaled $939.0 million. We had $313.5 million of jumbo (greater than or equal to $100,000) certificates of deposit, which were 33.4% of total deposits at December 31, 2018. Of these jumbo deposits, $129.3 million were greater than or equal to $250,000. At that date, included in the jumbo certificates of deposit, were public funds totaling $28.5 million, or 3.0% of total deposits, of which $26.9 million was in excess of the $250,000 standard FDIC insurance coverage. Under Washington State law, in order to participate in the public funds program, we are required to pledge eligible securities of a minimum of 50% of the public deposits in excess of $250,000.

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2018.

Weighted-Average Interest Rate	Term	Category	Amount	Percentage of Total Deposits
(Dollars in thousands)
—%	N/A	Noninterest bearing demand deposits	$46,108	4.9%
0.16	N/A	Interest-bearing demand	40,079	4.3
0.13	N/A	Statement savings	24,799	2.6
1.31	N/A	Money market	339,047	36.1

		Certificates of deposit, retail
1.05	Three months or less		706	0.1
1.94	Over three through six months		5,260	0.6
1.86	Over six through twelve months		36,584	3.9
2.13	Over twelve months		348,682	37.1
		Retail certificates of deposit, fair value adjustment	(58)	—
2.10		Total certificates of deposit, retail	391,174	41.7

2.18	Over twelve months	Total certificates of deposit, brokered	97,825	10.4

		Total deposits	$939,032	100.0%

Certificates of Deposit. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2018.

	Within One Year	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.00%	$13,547	$1,438	$793	$130	$3	$15,911
1.01 - 2.00%	161,783	41,420	25,892	4,255	1,165	234,515
2.01 - 3.00%	53,978	42,826	55,749	11,533	13,077	177,163
3.01 - 4.00%	1,060	7,050	8,519	16,953	27,886	61,468
Retail certificates of deposit, fair value adjustment	(30)	(16)	(9)	(3)	—	(58)
Total	$230,338	$92,718	$90,944	$32,868	$42,131	$488,999

The following table sets forth the amount of our jumbo certificates of deposit by remaining maturity as of December 31, 2018.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$38,732
Over three months through six months	27,459
Over six months through twelve months	79,409
Over twelve months	167,879
Total	$313,479

Deposit Flow. The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	December 31,
	2018		2017		2016
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest bearing	$46,108	4.9%	$45,434	5.4%	$33,422	4.7%
Interest-bearing demand	40,079	4.3	38,224	4.5	18,532	2.5
Statement savings	24,799	2.6	28,456	3.4	28,383	4.0
Money market	339,047	36.1	318,636	38.0	204,998	28.6
Certificates of deposit, retail:
0.00 - 1.00%	15,790	1.7	79,323	9.4	124,710	17.4
1.01 - 2.00%	191,294	20.4	247,517	29.5	228,458	31.8
2.01 - 3.00%	131,328	14.0	6,531	0.8	3,349	0.5
3.01 - 4.00%	52,820	5.6	—	—	—	—
5.01 - 6.00%	—	—	—	—	136	—
Retail certificates of deposit, fair value adjustment	(58)	—	(107)	—	—	—
Total certificates of deposit, retail	391,174	41.7	333,264	39.7	356,653	49.7
Certificates of deposit, brokered
0.00 - 1.00%	121	—	1,038	0.1	1,038	0.1
1.01 - 2.00%	43,221	4.6	68,965	8.2	74,014	10.3
2.01 - 3.00%	45,835	4.9	5,485	0.7	436	0.1
3.01 - 4.00%	8,648	0.9	—	—	—	—
Total certificates of deposit, brokered	97,825	10.4	75,488	9.0	75,488	10.5
Total deposits	$939,032	100.0%	$839,502	100.0%	$717,476	100.0%

Borrowings. Customer deposits are the primary source of funds for our lending and investment activities. We use advances from the FHLB and to a lesser extent federal funds (“Fed Funds”) purchased to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements and to provide longer term funding to better match the duration of selected loan and investment maturities. In addition, at December 31, 2018 we had supplemental funding sources of $91.2 million available at the FRB and $35.0 million available between two other financial institutions.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans, provided that certain creditworthiness standards have been met. Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral. At December 31, 2018, our remaining FHLB credit capacity was $408.3 million and outstanding advances from the FHLB totaled $146.5 million.

The following table sets forth information regarding FHLB advances at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	At or for the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end	$224,000	$231,500	$251,500
Average borrowings outstanding	183,667	192,227	163,893
Average rate paid during the year	1.92%	1.30%	0.87%
Balance outstanding at end of the year	$146,500	$216,000	$171,500
Weighted-average rate paid at end of the year	2.62%	1.60%	0.87%

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, First Financial Northwest Bank and First Financial Diversified Corporation. First Financial Diversified Corporation currently holds a loan portfolio of one‑to-four family residential, commercial real estate, and consumer loans. At December 31, 2018, First Financial Diversified’s net loans receivable of $1.8 million represented less than one percent of the Company’s loan portfolio.

First Financial Northwest Bank. First Financial Northwest Bank is a community-based commercial bank. The Bank primarily serves the greater Puget Sound region of King and to a lesser extent, Pierce, Snohomish and Kitsap Counties, Washington through our full-service banking office in Renton, Washington and nine additional branches in King and Snohomish Counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.

Competition

The Bank operates in the highly competitive Puget Sound region of Western Washington. We face competition in originating loans and attracting deposits within our geographic market area. The competitive environment is impacted by changes in the regulatory environment, technology and product delivery systems as well as consolidation in the industry creating larger, more diversified competitors. We compete by striving to consistently deliver high-quality personal service to our customers seeking to achieve a high level of customer satisfaction.
The Bank attracts deposits primarily through its branch office system. The competition is primarily from commercial banks, savings institutions and credit unions in the same geographic area. Based on the most current FDIC market share data dated June 30, 2018, the top five banks in the Seattle-Tacoma-Bellevue metropolitan statistical area (comprised of Bank of America, Wells Fargo, JP Morgan Chase, US Bancorp and KeyBank) controlled 71% of the deposit market. In addition to the FDIC insured competitors, credit unions, insurance companies, brokerage firms, and more recently, financial technology (or “FinTech”) companies also compete for consumer deposit relationships. According to FDIC statistical market data, the Bank’s share of aggregate deposits in the market area is less than 1%.    Our competition for loans comes principally from commercial banks, mortgage brokers, thrift institutions, credit unions, finance companies and FinTech companies. Several other financial institutions compete with us for banking business in our market area. Many of our competitors have substantially more resources than the Bank, some of which are able to offer a broader range of services, such as trust departments and enhanced retail services. Among the advantages of some of these competitors are their ability to make larger loans, initiate extensive advertising campaigns, access lower cost funding sources, and allocate their investable assets in regions of highest yield and demand. The challenges posed by such large competitors may impact our ability to originate loans, secure low cost deposits, and establish product pricing levels that support our net interest margin goals that may limit our future growth and earnings potential.

Employees

At December 31, 2018, we had 156 full-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

How We Are Regulated

The following is a brief description of certain laws and regulations that are applicable to First Financial Northwest and First Financial Northwest Bank. On March 31, 2015, First Financial Northwest converted from a registered savings and loan holding company to a bank holding company. As a bank holding company, First Financial Northwest is subject to examination and supervision by, and is required to file certain reports with, the FRB. First Financial Northwest also is subject to the rules and regulations of the SEC under the federal securities laws. First Financial Northwest Bank, which changed its charter from a Washington-chartered savings bank to a Washington-chartered commercial bank effective on February 11, 2016, is subject to regulation and oversight by the DFI, the applicable provisions of Washington law and by the regulations of the DFI adopted thereunder. First Financial Northwest Bank also is subject to regulation and examination by the FDIC, which insures its deposits to the maximum extent permitted by law.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the ECRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.

The EGRRCPA, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.

The EGRRCPA also expands the category of holding companies that may rely on the Federal Reserve’s “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. A major result of this change is to exclude most such holding companies from the minimum capital requirements of the Dodd-Frank Act. The Federal Reserve made this change effective August 30, 2018. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the EGRRCPA will ultimately be applied to us or what specific impact that Act and the forthcoming implementing rules and regulations will have.

In addition, the laws and regulations governing us may be amended from time to time by the relevant legislative bodies and regulators. Any such legislative action or regulatory changes in the future could adversely affect us. We cannot predict whether any such changes may occur.

Regulation and Supervision of First Financial Northwest Bank

General. As a state-chartered commercial bank, First Financial Northwest Bank is subject to applicable provisions of Washington state law and regulations of the DFI in addition to federal law and regulations of the FDIC applicable to state banks that are not members of the Federal Reserve System. State law and regulations govern First Financial Northwest Bank’s ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices. Under state law, commercial banks in Washington also generally have all of the powers that federal commercial banks have under federal laws and regulations. First Financial Northwest Bank is subject to periodic examination by and reporting requirements of the DFI.

Insurance of Accounts and Regulation by the FDIC. First Financial Northwest Bank’s deposits are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC also has the authority to initiate enforcement actions against commercial institutions and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Under the FDIC’s rules, the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. Currently, the FDIC’s base assessment rates are 3 to 30 basis points and are subject to certain adjustments. For institutions with less than $10 billion in assets, rates are determined based on supervisory ratings and certain financial ratios. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

In addition, federally insured institutions are required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2018, the FICO assessment rate was 0.32 basis points (annualized) of the assessment base, computed on assets. These assessments will continue until the remaining bonds have matured in September 2019. For 2018, the Bank incurred approximately $502,000 in FDIC and FICO assessment expense.

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

The Federal Reserve and the FDIC adopted new capital changes effective January 1, 2015, (with some changes phased in over several years), First Financial Northwest Bank became subject to new capital regulations adopted by the Federal Reserve and the FDIC, which establish minimum required ratios for common equity Tier 1 capital (“CET1”), Tier 1 capital and total capital, and the leverage ratio; set out risk-weights for assets and certain off-balance sheet items for purposes of the risk-based capital ratios, require an additional capital conservation buffer over the minimum risk-based ratios’ and define what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the

Dodd-Frank Act and the “Basel III” requirements. First Financial Northwest was also subject to these regulations until August 30, 2018, pursuant to the EGRRCPA as discussed above.

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

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The new regulations make certain changes in the risk-weighting of assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non‑residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; and a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%). Mortgage servicing and deferred tax assets that are not deducted from capital were proposed to increase to 250% in 2018, however they remained at 100%.

In addition to the minimum CET1, Tier 1, and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses. The phase-in of the capital conservation buffer requirement began on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which increased each year where the buffer requirement is fully implemented as of January 1, 2019.

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2018, First Financial Northwest Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement.

The table below sets forth First Financial Northwest Bank’s capital position at December 31, 2018 and 2017, based on FDIC thresholds to be well-capitalized.

	December 31,
	2018		2017
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under U.S. Generally Accepted Accounting Principles (“GAAP”)	$128,008		$123,023

Tier 1 leverage capital	$128,257	10.37%	$122,090	10.20%
Tier 1 leverage capital requirement	61,863	5.00	59,843	5.00
Excess	$66,394	5.37%	$62,247	5.20%

Common equity tier 1	$128,257	13.43%	$122,090	12.52%
Common equity tier 1 capital requirement	62,089	6.50	63,379	6.50
Excess	$66,168	6.93%	$58,711	6.02%

Tier 1 risk-based capital	$128,257	13.43%	$122,090	12.52%
Tier 1 risk-based capital requirement	76,417	8.00	78,006	8.00
Excess	$51,840	5.43%	$44,084	4.52%

Total risk-based capital	$140,220	14.68%	$134,292	13.77%
Total risk-based capital requirement	95,521	10.00	97,507	10.00
Excess	$44,699	4.68%	$36,785	3.77%

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

For a complete description of First Financial Northwest Bank’s required and actual capital levels on December 31, 2018, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The Financial Accounting Standards Board has adopted a new accounting standard for US Generally Accepted Accounting Principles that will be effective for us for our first fiscal year beginning after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

The federal banking regulators (the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

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

At December 31, 2018, First Financial Northwest Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see Note 14 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Federal Home Loan Bank System. First Financial Northwest Bank is a member of the FHLB of Des Moines, one of 11 regional FHLBs that administer the home financing credit function of savings institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency (“FHFA”) and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the FHFA. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing. See “Business – Deposit Activities and Other Sources of Funds – Borrowings.”

At December 31, 2018, the Bank held $7.3 million in FHLB of Des Moines stock that was in compliance with the holding requirements. The Bank purchased 2,079 shares of additional stock in March 2018 as a result of the increase in assets as of December 31, 2017. In addition, activity stock was purchased and sold throughout 2018 in response to increases or payoffs to our outstanding advances. At December 31, 2018, the Bank had a net decrease in activity stock held of 27,800 shares for the year. The FHLB pays dividends quarterly, and First Financial Northwest Bank received $458,000 in dividends during the year ended December 31, 2018.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB of Des Moines stock in the future. A reduction in value of First Financial Northwest Bank’s FHLB of Des Moines stock may result in a decrease in net income and possibly capital.

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2018, First Financial Northwest Bank’s aggregate recorded loan balances for construction, land development and land loans were 81.9%

of regulatory capital. In addition, at December 31, 2018, First Financial Northwest Bank’s loans on commercial real estate, as defined by the FDIC, were 451.8% of regulatory capital.

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

Washington State has enacted a law regarding financial institution parity. Primarily, the law affords Washington state‑chartered commercial banks the same powers as Washington state-chartered savings banks and provides that Washington chartered commercial banks may exercise any of the powers that the Federal Reserve has determined to be closely related to the business of banking and the powers of national banks, subject to the approval of the Director of the DFI in certain situations. Finally, the law provides additional flexibility for Washington state-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit. Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts and non-personal time deposits. These reserves may be in the form of cash or deposits with the regional Federal Reserve Bank. Interest-bearing demand accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2018, First Financial Northwest Bank’s deposits with the FRB exceeded such reserve requirements.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a bank and certain affiliated interests, may not exceed, together with all other outstanding loans to such person and affiliated interests, the bank’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2018, First Financial Northwest Bank was in compliance with these restrictions.

Community Reinvestment Act. First Financial Northwest Bank is subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which require the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the bank’s record is made available to the public. Further, a bank’s CRA performance must be considered in connection with a bank’s application, to among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. First Financial Northwest Bank received a “satisfactory” rating during its most recent CRA examination.

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

Privacy Standards. First Financial Northwest Bank is subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. These regulations require First Financial Northwest Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices.

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

Acquisitions.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include:  operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Federal Reserve must approve the acquisition (or acquisition of control) of a bank or other FDIC-insured depository institution by a bank holding company, and the appropriate federal banking regulator must approve a bank’s acquisition (or acquisition of control) of another bank or other FDIC-insured institution.

Acquisition of Control of a Bank Holding Company. Under federal law, a notice or application must be submitted to the Federal Reserve if any person (including a company), or group acting in concert, seeks to acquire “control” of a bank holding company. An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a bank holding company or as otherwise defined by the Federal Reserve. In considering such a notice or application, the Federal Reserve takes into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control becomes subject to regulation as a bank holding company.

Regulatory Capital Requirements. As discussed above, pursuant to EGRRCPA, effective August 30, 2018, bank holding companies with less than $3 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to First Financial Northwest Bank. At the time of this change, First Financial Northwest was considered “well capitalized” (as defined for a bank holding company), with a total risk-based capital ratio of 10.0% or more and a Tier 1 risk-based capital ratio of 8.0% or more, and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level.

Restrictions on Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies which expresses its view that a bank holding company must maintain an adequate capital position and generally should not pay cash dividends unless the company’s net income for the past year is sufficient to fully fund the cash dividends and that the prospective rate of earnings appears consistent with the company’s capital needs, asset quality, and overall financial condition.  The Federal Reserve policy statement also indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. For additional information, see Item 1.A. “Risk Factors – Certain regulatory restrictions are imposed on us and lack of compliance could result in monetary penalties and/or additional regulatory actions.” in this report.

Stock Repurchases.  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2018, First Financial Northwest repurchased 203,900 shares of its common stock.

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

The federal banking agencies have issued final rules to implement the provisions of the Dodd-Frank Act commonly referred to as the Volcker Rule. The regulations contain prohibitions and restrictions on the ability of financial institutions holding companies and their affiliates to engage in proprietary trading and to hold certain interests in, or to have certain relationships with, various types of investment funds, including hedge funds and private equity funds. Management believes First Financial Northwest’s investment portfolio and investment strategies are in compliance with the various provisions of the Volcker Rule regulations.

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

Taxation

Federal Taxation

General. First Financial Northwest and First Financial Northwest Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Financial Northwest Bank. The tax years still open for review by the Internal Revenue Service are 2015 through 2018.

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

Minimum Tax. The Tax Cuts and Jobs Act (the “Tax Act”) effective January 1, 2018, repealed the corporate alternative minimum tax (AMT), allowing corporations to fully apply any unused AMT credit. At December 31, 2017, the Company had no AMT credit carryforward to apply against the 2018 tax liability.

Net Operating Loss Carryovers. Under the Tax Act, a financial institution may carryforward net operating losses indefinitely. The Company had no net operating loss carryforwards at December 31, 2018.

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

The Bank has purchased and originated loans in California. The Company no longer had employees or real estate located in California in 2018, so therefore, will file its final California state tax return for 2018.

Executive Officers of First Financial Northwest, Inc.

The business experience for at least the past five years for the executive officers of First Financial Northwest and its primary subsidiary First Financial Northwest Bank is set forth below.

Joseph W. Kiley III, age 63, has served as President and Chief Executive Officer of First Financial and First Financial Diversified since September 2013; as director of First Financial and First Financial Diversified since December 2012; and as President, Chief Executive Officer and director of First Financial Northwest Bank since September 2012. He previously served as President, Chief Executive Officer, and director of Frontier Bank, F.S.B., Palm Desert, California, and its holding company, Western Community Bancshares, Inc. Mr. Kiley has over 25 years of executive experience at banks, thrifts and their holding companies that includes, but is not limited to, serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from the California State University, Chico, and is a former California certified public accountant. Mr. Kiley is a member of the Renton Rotary Club, City of Renton Mayor’s Business Executive Forum, City of Renton Mayor’s Blue Ribbon Panel, and past Chair of the Board of Directors of the Renton Chamber of Commerce. He currently serves on the Board of the Washington Bankers’ Association (WBA), WBA Treasurer, WBA Government Relations Liaison, and American Bankers Association Government Relations Council - Administrative Committee.

Richard P. Jacobson, age 55, has served as Chief Operating Officer of First Financial Northwest Bank since July 2013, and as Chief Financial Officer of First Financial Northwest, First Financial Diversified, and the Bank since August 2013. He was appointed as a director of First Financial, First Financial Diversified and the Bank effective September 2013. Mr. Jacobson served as a consultant to First Financial from April 2010 to April 2012. Subsequently, he worked as a mortgage loan originator in Palm Desert, California from July 2012 to July 2013. Previously, he had been employed by Horizon Financial Corp. and its wholly-owned subsidiary, Horizon Bank, Bellingham, Washington, for 23 years, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp. and Horizon Bank from January 2008 to January 2010. Mr. Jacobson also served as

Chief Financial Officer of Horizon Financial Corp. and Horizon Bank from March 2000 until October 2008. Between 1985 and 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank, and spent two years as a Washington state licensed real estate appraiser from 1992 to 1994. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of Washington. In addition, Mr. Jacobson graduated with honors from the American Bankers Association’s National School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary Club and has served on the boards of his church, the United Way, Boys and Girls Club, and Junior Achievement.

Randy T. Riffle, age 43, was appointed Chief Credit Officer and Executive Vice President of First Financial Northwest Bank in December 2018. Previously, Mr. Riffle was a member of KeyBank’s Pacific Region executive leadership team and led its West Credit Campus as Senior Vice President, Commercial Credit Executive from 2015 to 2018. Prior to that, Mr. Riffle served as Senior Vice President, Business Banking Sales Leader and Market Executive from 2011 to 2015. Between 2002 and 2011, he held multiple roles with increasing responsibility with KeyBank. Mr. Riffle received his Bachelor’s degree in Business Management from the University of Northern Iowa and a Graduate degree in banking from the Pacific Coast Banking School (“PCBS”), where he continues to serve as Vice Chair of the board overseeing PCBS. Mr. Riffle’s community service has included terms serving the Washington Bankers Association (Director), the United Way of King County (fundraising), and Olive Crest (Trustee), a not-for-profit organization serving at-risk children. He has additionally attained certification from the Lean Six Sigma Institute.

Simon Soh, age 54, is Senior Vice President and Chief Lending Officer, a position he held since October 2012. From August 2017 until December 2018, Mr. Soh also served as Chief Credit Officer. Previously, from August 2010 until October 2012, Mr. Soh served as Vice President and Loan Production Manager of First Financial Northwest Bank. Prior to that, he was First Vice President and Commercial Lending Manager at East West Bank. In 1998, Mr. Soh was a founding member of Pacifica Bank in Bellevue, Washington that merged with United Commercial Bank in 2005, later becoming East West Bank in 2009. Mr. Soh has over 30 years of experience in commercial banking.

Ronnie J. Clariza, age 38, was appointed Chief Risk Officer and Senior Vice President of First Financial Northwest Bank in November 2013. Mr. Clariza previously served as Vice President and Risk Management Officer since May 2008, and prior to that, as Assistant Vice President and Compliance Officer, as well as serving in various other compliance and internal audit roles since he began with the Bank in 2003. Mr. Clariza is a graduate of the University of Washington where he received his Bachelor of Arts degree in Business Administration, Finance, and is a certified regulatory Compliance Officer. Mr. Clariza is an active member of the Washington Bankers’ Association Education Committee. He is also a past member of the Washington Bankers’ Association Enterprise Risk Management Committee, and served as a Volunteer Compliance Manager for the Seattle Children’s Hospital Guild Association.

Dalen D. Harrison, age 59, was appointed Chief Deposit Officer of First Financial Northwest Bank in March 2014 and Senior Vice President in July 2014. Ms. Harrison served as Senior Vice President and Director of Retail Banking at Peoples Bank in Bellingham, Washington from 2010 until 2014. Prior to that, she served as Vice President of Rainier Pacific Bank, Tacoma, Washington, from 1994 until 2010. Ms. Harrison received a Bachelor of Arts degree in Business Administration from St Mary’s College in Moraga, California. Ms. Harrison has served on the boards of Rainier Pacific Foundation, First Place for Children, Gig Harbor Rotary Foundation and Renton Downtown Partnership, and currently serves on the board of the Renton Area Youth and Family Services.

Christine A. Huestis, age 53, is Vice President and Controller of First Financial Northwest and First Financial Northwest Bank. Prior to joining First Financial Northwest in October 2013, she was employed by Realty in Motion, LLC, a holding company for several mortgage default service companies in Bellevue, Washington. From 1999 until joining First Financial Northwest, Ms. Huestis held key accounting positions at affiliated companies within Realty in Motion, with her most recent position being that of Controller. Ms. Huestis received a Bachelor of Science degree in Accounting from Central Washington University. She is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

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

Our loans are primarily to businesses and individuals in the state of Washington with 87.6% of loans, net of LIP to borrowers or secured by properties located in Washington and 12.4% of loans, net of LIP to borrowers or secured by properties in other states. Of our out of state loans at December 31, 2018, 3.8% of loans, net of LIP, were secured by properties in California. A decline in the national economy or the economies of the four counties which we consider to be our primary market area could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the recent changes in tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and, in particular, the Federal Reserve Board. The Federal Reserve has steadily increased the targeted federal funds rate over the last three fiscal years to 2.50% at December 31, 2018. The Federal Reserve could make additional increases in interest rates during 2019, subject to economic conditions. If the Federal Reserve increases the targeted federal funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, (iv) the ability of our borrowers to repay adjustable or variable rate loans, and (v) the average duration of our investment securities portfolio and other interest-earning assets. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

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

A sustained increase in market interest rates could adversely affect our earnings. As a result of the low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected

In addition, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. At December 31, 2018, 54.5% of our net loans were comprised of adjustable-rate loans. At that date, $246.6 million, or 43.6%, of these loans with an average interest rate of 4.26% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their respective floor, which is above the fully-indexed rate, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates and could have a material adverse effect on our results of operations.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for additional information about our interest rate risk management.
Our construction/land loans are based upon estimates of costs and the value of the completed project.

We make construction/land loans to contractors and builders primarily to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2018, construction/land loans totaled $195.3 million, or 17.4% of our total loan portfolio, a decrease of $42.3 million or 17.8% since December 31, 2017. At December 31, 2018, $86.6 million were one-to-four family construction loans, $83.6 million were multifamily construction loans, and $18.3 million were commercial construction loans. Land loans, which are loans made with land as security, totaled $6.7 million, or less than one percent of our total loan portfolio at December 31, 2018. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and lines of credit secured by land, and land development loans.

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

At December 31, 2018, $101.9 million of our construction/land loans were for speculative construction loans. All of our permanent construction loans also have a take-out commitment for a permanent loan with us. At December 31, 2018, all of our construction/land loans were classified as performing.

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.

While commercial and multifamily real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2018, we had $373.8 million of commercial real estate loans, representing 33.3% of our total loan portfolio and $169.4 million of multifamily loans, representing 15.1% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one‑to‑four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service that may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment that may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or

(ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the FDIC criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 451.8% of total risk-based capital at December 31, 2018. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate lending consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Expansion of our business loans may expose the Company to greater risk of loss.

The Company’s strategic plan includes growth in originations of business loans that are collateralized by non-real estate assets. Our business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers’ cash flow may prove to be unpredictable, and collateral securing these loans may fluctuate in value. Most often, this collateral is accounts receivable, inventory, or equipment. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise, may be illiquid and may fluctuate in value based on the success of the business. Further, the borrowers’ ability to repay these loans may be impacted more from general economic conditions as compared to real estate secured loans.

Our non-owner occupied real estate loans may expose us to increased credit risk.

At December 31, 2018, $147.8 million, or 43.2% of our one-to-four family residential loan portfolio and 13.2% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. At December 31, 2018, all of our non-owner occupied one-to-four family residential loans were performing in accordance with their repayment terms. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At December 31, 2018, we had 88 non-owner occupied residential loan relationships with an outstanding balance over $500,000 and an aggregate balance of $118.5 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2018, $342.0 million, or 30.5% of our total loan portfolio, was secured by first liens on one‑to‑four family residential loans. In addition, at December 31, 2018, our home equity lines of credit totaled $11.2 million. A significant portion of our one‑to‑four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately salable to Fannie Mae or Freddie Mac because such loans exceed the maximum balance allowable for sale (generally $453,000 to $667,000 for single‑family homes in our primary market areas in 2018). Jumbo one‑to‑four family residential loans may expose us to increased risk because of their larger balances, and because they cannot be immediately sold to government sponsored enterprises.

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

We may be adversely affected by recent changes in U.S. tax laws.

Changes in tax laws contained in the Tax Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. Changes include (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) limitations on interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes. The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease which could adversely affect our business and loan growth. The value of the properties securing loans in our loan portfolio may also be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

To meet our growth objectives we may originate or purchase loans outside of our market area which could affect the level of our net interest margin and nonperforming loans.

In order to achieve our desired loan portfolio growth, we have and may continue to opportunistically originate or purchase loans outside of our market area either individually, through participations, or in bulk or “pools”. We perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities, however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. Further, when determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, how borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we anticipate, we will earn less interest income on the acquired loans than expected. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations. At December 31, 2018, our loan portfolio included $81.7 million, or 7.9% of total loans, net of LIP, located in counties within Washington State that are outside of our primary market area. In addition, our portfolio included $128.3 million, or 12.4% of total loans, net of LIP, in loans located outside of Washington State.

We engage in aircraft financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. Consequently, if any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.

Because our primary focus for aircraft loans is on the asset value of the collateral, the collectability of an aircraft loan ultimately may be dependent on the value of the aircraft. Aircraft values have from time to time experienced sharp decreases due to a number of factors including, but not limited to, the availability of used aircraft, decreases in passenger and air cargo demand, increases in fuel costs, government regulation and the comparative value of newly manufactured similar aircraft. Aircraft as collateral also presents unique risks because it is high-value and susceptible to rapid movement across different locations and potential catastrophic loss. Although the loan documentation for these transactions will include insurance covenants and other provisions to protect us against risk of loss, there can be no assurance that the insurance proceeds would be sufficient to ensure our full recovery of the aircraft loan. Moreover, a relatively small number of nonperforming aircraft loans could have a significant negative impact on the value of our loan portfolio. If we are required to liquidate a significant amount of aircraft collateral during a period of reduced values, our financial condition and profitability could be adversely affected. At December 31, 2018, or loan portfolio included $11.1 million in aircraft loans.

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

As of December 31, 2018, we had interest rate swaps outstanding with an aggregate notional amount of $50.0 million.  At December 31, 2018, the fair value of our interest rate swaps was $1.7 million. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management”.

Uncertainty relating to the London Interbank Offered Rate ("LIBOR") calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

While conditions in the housing and real estate markets and economic conditions in our market areas have remained strong, if slow economic conditions return or real estate values and sales deteriorate, we may experience higher delinquencies and credit losses. As a result, we could be required to increase our provision for loan losses and to charge-off additional loans in the future. If charge-offs in future periods exceed the ALLL, we may need additional provisions to replenish the ALLL.

The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ALLL, we review our loans and the loss and delinquency experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the ALLL may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our provision for loan losses which is charged against income. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans or relationships, and other factors, both within and outside of our control, may increase our loan charge‑offs and/or may otherwise require an increase in the ALLL. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge‑offs based on their judgment about information available to them at the time of their examination. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, and capital.

In addition, the Financial Accounting Standards Board has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is expected to be applicable to us for our first fiscal year after December 15, 2019. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a onetime cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. For more on this new accounting standard, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

We may incur losses on our securities portfolio as a result of changes in interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2018, we did not incur any other-than-temporary impairments on our securities portfolio.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business, therefore, the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels. We rely on a number of different sources in order to meet our potential liquidity demands. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, or other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and the continued uncertainty in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB Des Moines, the FRB or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment that, on the one hand, tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand, reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs. At December 31, 2018 we held $28.5 million in public funds.

If limitations arise in our ability to utilize the national brokered deposit market or to replace short-term deposits, our ability to replace maturing deposits on acceptable terms could be adversely impacted.

First Financial Northwest Bank utilizes the national brokered deposit market for a portion of our funding needs. At December 31, 2018, the balance of brokered certificates of deposit was $97.8 million, with remaining maturities of 1 to 57 months. Under FDIC regulations, in the event we are deemed to be less than well-capitalized, we would be subject to restrictions on our use of brokered deposits and the interest rate we can offer on our deposits. If this happens, our use of brokered deposits and the rates we would be allowed to pay on deposits may significantly limit our ability to use deposits as a funding source. If we are unable to participate in this market for any reason in the future, our ability to replace these deposits at maturity could be adversely impacted.

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

With ten branch locations in operation during 2018, our ability to compete with larger institutions for noninterest bearing deposits is limited as these institutions have a larger branch network providing greater convenience to customers. As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2018, $391.2 million, or 41.7%, of our total deposits were retail certificates of deposit and, of that amount, $313.5 million were “jumbo” certificates greater than or equal to $100,000, with $129.3 million of these certificates greater than or equal to $250,000. In addition, deposit inflows are significantly influenced by general interest rates. Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts. In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits that could increase our cost of funds and negatively impact our interest rate spread and financial condition.

Our branching strategy may cause our expenses to increase faster than revenues.
During 2018, we opened a new branch office in Bothell, Washington. In addition, the Bank secured a lease and received regulatory approval to open our eleventh branch in Kent, Washington. Our current business strategy includes continued similar branch expansion in areas to enhance our market presence. These offices are much smaller than traditional bank branch offices, utilizing the improved technology available with our core data processor. This allows us to maintain management’s focus on efficiency, while working to expand the Bank’s presence into new markets. The success of our expansion strategy into new markets, however, is contingent upon numerous factors, such as our ability to select suitable locations, assess each market’s competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own the additional branch properties. Further, the projected time line and the estimated dollar amounts involved in opening de novo branches could differ significantly from actual results. The success of our acquired branches is dependent on retention of existing customers’ deposits as well as expanding our market presence in these locations. We may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Finally, there is a risk that our new branches will not be successful even after they have been established or acquired.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

Development of new products and services may impose additional costs on us and may expose us to increased operational risk.

Our financial performance depends, in part, on our ability to develop and market new and innovative services and to adopt or develop new technologies that differentiate our products or provide cost efficiencies, while avoiding increased related expenses. This dependency is exacerbated in the current “FinTech” environment, where financial institutions are investing significantly in evaluating new technologies, such as “Blockchain,” and developing potentially industry-changing new products, services and industry standards. The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients, the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices and the preparation of marketing, sales and other materials that fully and accurately describe the product or service and its underlying risks. Our failure to manage these risks and uncertainties also exposes us to enhanced risk of operational lapses which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine if such initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to successfully manage these risks in the development and implementation of new products or services could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT Act and Bank Secrecy Acts and related regulations require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts and beneficial owners of accounts. Failure to comply with these regulations could result in fines or sanctions. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies and procedures are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the denial of regulatory approvals to proceed with certain aspects of our business plan, including acquisitions.

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

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our shareholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. These bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions.

The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business- How We are Regulated”. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and or otherwise adversely affect us and our profitability. Additionally, actions by regulatory agencies or significant litigation against us may lead to penalties that materially affect us. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us with future legislation.

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

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems), or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While we select third-party vendors carefully, we do not control their actions. If our third-party providers encounter difficulties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches, or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

The board of directors oversees the risk management process including the risk of cybersecurity, and engages with management on cybersecurity issues.

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

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where First Financial Northwest Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing, and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees. In addition, our success has been and continues to be highly dependent upon the services of our directors, many of whom are at or nearing retirement age, and we may not be able to identify and attract suitable candidates to replace such directors.

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

Item 2. Properties

The corporate office for First Financial Northwest and First Financial Northwest Bank is located at 201 Wells Avenue South, Renton, Washington and is owned by us. The Bank’s full service retail operation is also at this location. At December 31, 2018, the Bank had eight leased locations in Washington currently in operation: Mill Creek, Edmonds, “The Landing” in Renton, Bellevue, Bothell, Woodinville, Smokey Point, and Lake Stevens. In addition, the Bank entered into a lease for a future branch location in Kent, Washington, that is scheduled to open in the first quarter of 2019. The lending division operations of First Financial Northwest Bank are at our owned location at 207 Wells Avenue South, Renton, Washington. This location is also the site for the operations of First Financial Northwest’s wholly-owned subsidiary, First Financial Diversified. The lease terms for our properties are for an initial term of three to five years with the option to extend for additional three to five year periods. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2018, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market (“NASDAQ”), under the symbol “FFNW.” As of December 31, 2018, there were 10.7 million shares of common stock issued and outstanding and we had 536 shareholders of record, excluding persons or entities that hold stock in nominee or “street name” accounts with brokers.

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase plan that began on November 5, 2018 and expires on May 3, 2019. The plan authorizes the repurchase of up to 550,000 shares of the Company’s stock in accordance with a plan established under the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 as administered through an independent broker. At December 31, 2018, the Company had repurchased under this stock repurchase plan 203,900 shares at an average price of $15.43 per share.

The following table represents the share repurchased during the fourth quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares that May be Repurchased Under the Plan
October 1 - October 31, 2018	—	$—	—	—
November 1 - November 30, 2018	83,700	15.63	83,700	466,300
December 1 - December 31, 2018	120,200	15.28	120,200	346,100
Total	203,900	15.43	203,900	346,100

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

The graph assumes that total return includes the reinvestment of all dividends and that the value of the investment in First Financial Northwest’s common stock and each index was $100 on December 31, 2013, and is the base amount used in the graph. The closing price of First Financial Northwest’s common stock on December 31, 2018 was $15.47.

	Period Ended
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
First Financial Northwest, Inc.	100.00	118.25	139.80	201.06	160.50	162.99
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
SNL Thrift Index	100.00	107.55	120.94	148.14	147.06	123.87
SNL Micro Cap U.S. Bank Index	100.00	113.41	126.11	155.04	189.67	179.97

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

	At or For the Year Ended December 31,
	2018	2017	2016	2015	2014
FINANCIAL CONDITION DATA:	(In thousands, except share data)

Total assets	$1,252,424	$1,210,229	$1,037,584	$979,913	$936,997
Investments available-for-sale	142,170	132,242	129,260	129,565	120,374
Loans receivable, net (1)	1,022,904	988,662	815,043	685,072	663,938
Deposits	939,032	839,502	717,476	675,407	614,127
Advances from the FHLB	146,500	216,000	171,500	125,500	135,500
Stockholders’ equity	153,738	142,634	138,125	170,673	181,412

OPERATING DATA:

Interest income	$55,913	$47,644	$41,709	$37,197	$38,689
Interest expense	14,738	10,022	7,507	6,751	6,241
Net interest income	41,175	37,622	34,202	30,446	32,448
(Recapture of provision) provision for loan losses	(4,000)	(400)	1,300	(2,200)	(2,100)
Net interest income after (recapture of provision) provision for loan losses	45,175	38,022	32,902	32,646	34,548
Noninterest income	2,878	2,208	2,651	1,279	498
Noninterest expense	29,461	26,809	22,949	19,878	18,503
Income before provision for federal income taxes	18,592	13,421	12,604	14,047	16,543
Provision for federal income taxes	3,693	4,942	3,712	4,887	5,856
Net income	$14,899	$8,479	$8,892	$9,160	$10,687
Basic earnings per share	$1.44	$0.82	$0.75	$0.67	$0.72
Diluted earnings per share	$1.43	$0.81	$0.74	$0.67	$0.71
___________________
(1) Net of ALLL, LIP and deferred loan fees and costs.

	At or For the Year Ended December 31,
KEY FINANCIAL RATIOS:	2018	2017	2016	2015	2014
Performance Ratios:
Return on average assets	1.21%	0.76%	0.88%	0.96%	1.17%
Return on average equity	9.86	5.94	5.55	5.15	5.85
Dividend payout ratio	21.53	32.93	32.02	35.57	27.73
Equity-to-assets ratio	12.28	11.79	13.31	17.42	19.36
Interest rate spread	3.37	3.47	3.47	3.23	3.62
Net interest margin	3.56	3.60	3.60	3.38	3.77
Average interest-earning assets to average interest-bearing liabilities	114.28	114.07	117.11	120.45	121.15
Efficiency ratio	66.88	67.31	62.27	62.66	56.37
Noninterest expense as a percent of average total assets	2.40	2.42	2.27	2.07	2.03
Book value per common share	$14.35	$13.27	$12.63	$12.40	$11.96
Capital Ratios: (1)
Tier 1 leverage	10.37%	10.20%	11.17%	11.61%	11.79%
Common equity tier 1	13.43	12.52	14.36	16.36	n/a
Tier 1 capital ratio	13.43	12.52	14.36	16.36	18.30
Total capital ratio	14.68	13.77	15.61	17.62	19.56
Asset Quality Ratios: (2)
Nonperforming loans as a percent of total loans	0.07	0.02	0.10	0.16	0.20
Nonperforming assets as a percent of total assets	0.10	0.05	0.31	0.48	1.13
ALLL as a percent of total loans, net of LIP	1.29	1.28	1.32	1.36	1.55
ALLL as a percent of nonperforming loans, net of LIP	1,774.87	7,196.65	1,276.34	872.17	783.50
Net (recoveries) charge-offs to average loans receivable, net	(0.45)	(0.27)	(0.02)	(0.18)	0.06
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

Overview

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington state chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Snohomish, Pierce and Kitsap counties, Washington through its full-service banking office and headquarters in Renton, Washington, as well as four retail branches in King County, Washington and five retail branches in Snohomish County, Washington at December 31, 2018. The Bank purchased four of these branches in 2017 and acquired $74.7 million in deposits (the “Branch Acquisition”). The Branch Acquisition expanded our retail footprint and provided an opportunity to extend our unique brand of community banking into those communities. In addition, the Bank received regulatory approval to open a new branch office in Kent, Washington which opened in the first quarter of 2019.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans.

Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. With the current low interest rate environment, we are not aggressively pursuing longer term assets, but rather are focused on financing shorter term loans, in particular construction/land loans. During 2018, originations of new loans and refinances modestly outpaced repayments, resulting in net loans receivable of $1.02 billion at December 31, 2018, as compared to $988.7 million at December 31, 2017. Originations of construction/land loans decreased to $118.2 million in 2018 from $138.6 million in 2017, contributing to the decrease in this loan portfolio to $195.3 million at December 31, 2018 as compared to $237.6 million at December 31, 2017. However, we anticipate that construction/land lending will increase in 2019 and continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in six to eighteen months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. At December 31, 2018, construction/land loans net of LIP was $108.9 million, a 25.2% decrease from $145.6 million at December 31, 2017.

We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes $128.3 million of loans to borrowers or secured by properties located in 23 other states, including concentrations in California, Utah, Arizona and Oregon of $39.5 million, $16.2 million, $14.6 million and $11.9 million, respectively at December 31, 2018.

Net income for the year ended December 31, 2018, was $14.9 million, or $1.43 per diluted share, compared to $8.5 million, or $0.81 per diluted share, for the year ended December 31, 2017. The significant contributor to this increase was the $4.0 million recapture of provision for loan losses reflecting net recoveries of $4.5 million on previously charged-off loans. Net interest income also increased by $3.6 million, which included $1.0 million in interest income on the previously charged off loans. Noninterest expenses increased by $2.7 million, reflecting continued growth in our operations. Also contributing to the increase in net income, our federal tax provision decreased by $1.2 million primarily as a result of the reduction in our statutory federal income tax rate to 21% as of January 1, 2018 due the enactment of the Tax Cuts and Jobs Act (the “Tax Act”). Following the passing of the Tax Act, our net income in 2017 was reduced as we opted to sell certain fixed rate investment securities that were carried in an unrealized loss position to receive the optimal tax benefit of the losses and to reinvest the proceeds to purchase primarily higher yielding long-term adjustable rate securities, incurring a loss on sale of $670,000. Also relating to passage of the Tax Act, we recorded a charge of $807,000 in 2017 through the federal income tax provision relating to changes to our net deferred tax asset (“DTA”) valuation as a result of the new lower corporate income tax rates.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. First Financial Northwest Bank is generally liability-sensitive, meaning our interest-bearing liabilities reprice at a faster rate than our interest-earning assets. Primarily as a result of increasing interest rates during 2018, our net interest rate spread and net interest margin decreased to 3.37% and 3.56%, respectively, for the year ended December 31, 2018, as compared to 3.47% and 3.60%, respectively, for the year ended December 31, 2017.

An offset to net interest income is the provision for loan losses, or the recapture of the provision for loan losses, that is required to establish the ALLL at a level that adequately provides for probable losses inherent in our loan portfolio. As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our ALLL may increase, resulting in a decrease to net interest income. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any increase to ALLL due to loan growth or an increase in probable loan losses. During 2018, we had a recapture of provision of $4.0 million as compared to a recapture of $400,000 for the year ended December 31, 2017. The recapture of provision for loan losses in 2018 was primarily the result of $4.5 million of loan recoveries received on previously charged off loans, partially offset by the provision necessary for the $34.2 million increase in net loan receivable. The recapture of provision for loan losses in 2017 was primarily a result of $2.3 million in net recoveries received on previously charged-off loans partially offset by the provision necessary to support the $173.6 million growth in net loans receivable. Our total adversely classified loans remained stable at $1.3 million at both December 31, 2018, and 2017. We will continue to monitor our loan portfolio and make adjustments to our ALLL as we deem necessary.

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of bank owned life insurance (“BOLI”), and revenue earned on our wealth management brokerage services. This income is increased or partially offset by any net gain or loss on sales of investment securities. Our noninterest income increased $670,000 during the year ended December 31, 2018 as compared to 2017. The increase was primarily attributable to a $547,000 reduction in the loss on sale of investments, a $191,000 increase in the noninterest income from our BOLI policies, and a $235,000 increase in deposit related fees, partially offset by a $308,000 decrease in wealth management revenue.

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. OREO-related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes, and insurance related to the properties included in the OREO inventory. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease expenses, real estate taxes, depreciation expenses, maintenance, and costs of utilities. Also included in noninterest expense are changes to the Company’s unfunded commitment reserve which are reflected in general and administrative expenses. This unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities, and reflects changes in the amounts that the Company has committed to fund but has not yet disbursed. Our noninterest expenses increased $2.7 million during the year ended December 31, 2018 as compared to 2017. The increase was primarily attributable to a $1.5 million increase in salary and employee benefits expenses, a $777,000 increase in occupancy and equipment expenses, and a $479,000 increase in other general and administrative expenses, partially offset by a $271,000 decrease in professional fees.

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
Derivatives and Hedge Accounting. The Bank recognizes its interest rate swap as a cash flow hedge derivative instrument, and as such, reports the fair value as an asset or liability. Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation. The derivative is marked to its fair value through other comprehensive income. The gain or loss on the derivative is reclassified into earnings in the same income statement line item that is used to present the earnings effect of the hedged item.

Intangible Assets. The Company incurred goodwill and a core deposit intangible asset through the Branch Acquisition during 2017. These assets were booked at fair value at the time of the acquisition. Goodwill is evaluated annually for impairment, with any impairment recognized as noninterest expense. The core deposit intangible is amortized into noninterest expense.

Comparison of Financial Condition at December 31, 2018 and December 31, 2017

Assets. The following table details the changes in the composition of our assets at December 31, 2018 from December 31, 2017.

	Balance at December 31, 2018	Change from December 31, 2017	Percentage Change
	(Dollars in thousands)
Cash on hand and in banks	$8,122	$(1,067)	(11.6)%
Interest-earning deposits	8,888	1,946	28.0
Investments available-for-sale, at fair value	142,170	9,928	7.5
Loans receivable, net	1,022,904	34,242	3.5
Premises and equipment, net	21,331	717	3.5
FHLB stock, at cost	7,310	(2,572)	(26.0)
Accrued interest receivable	4,068	(16)	(0.4)
Deferred tax assets, net	1,844	633	52.3
OREO	483	—	—
BOLI	29,841	814	2.8
Prepaid expenses and other assets	3,458	(2,280)	(39.7)
Goodwill	889	—	—
Core deposit intangible	1,116	(150)	(11.8)
Total assets	$1,252,424	$42,195	3.5%

The $42.2 million increase in total assets during 2018 was primarily a result of utilizing growth in deposits, partially offset by a decrease in FHLB advances, to grow our loan portfolio by $34.2 million and our investments available-for-sale by $9.9 million.

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, remained relatively steady during 2018, increasing by $1.9 million at December 31, 2018 from December 31, 2017. These funds fluctuate based on our funding needs.

Investments available-for-sale. Our investments available-for-sale increased by $9.9 million, or 7.5%, during 2018. The growth in our deposits outpaced the growth in loans, therefore available funds were invested in higher interest-earning securities to enhance our interest income. During the year, we purchased $37.0 million of securities with an expected yield of 3.67%, partially offset by sales of $5.5 million of securities. The restructure of our available-for-sale investments in December 2017 and additional sales and purchases throughout 2018 resulted in an increase the average yield on these assets to 2.92% for 2018 from 2.61% in 2017. Securities purchased in 2018 included $21.7 million in fixed rate and $15.3 million in variable rate securities, comprised of $11.9 million in U.S. government agency bonds, $17.0 million in mortgage-backed securities, $6.0 million in corporate bonds and $2.1 million in municipal bonds. The sales of investments available-for-sale generated a net loss of $20,000 for the year ended December 31, 2018. We also received calls or partial calls and proceeds at maturity during 2018 of $11.7 million. In addition to the purchase and call activity, we received principal repayments of $7.1 million on our investments available-for-sale during 2018.

The effective duration of our securities portfolio increased to 3.00% at December 31, 2018 as compared to 2.90% at December 31, 2017 partially due to longer-term securities purchased during the year as part of our restructuring of this portfolio. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased by $34.2 million during 2018 to $1.02 billion. The most significant increase occurred in one-to-four family residential loans, with a $63.3 million, or 22.7% increase. In addition, commercial real estate loans increased by $12.0 million, or 3.3%. Commercial real estate and one‑to‑four family residential loans continue to be the largest concentrations in our loan portfolio at 33.3% and 30.5%, respectively, of total loans. Business and consumer loans also grew during 2018 with increases of $7.4 million and $3.8 million, respectively. Partially offsetting these increases, construction/land loans decreased by $42.3 million and multifamily loans decreased by $15.5 million as payoffs outpaced originations in these categories. During 2018, we supplemented our loan originations by purchasing $19.9 million in performing one-to-four family and commercial real estate loans from other financial institutions. The loans were purchased at an average premium of 3.2% and included $14.9 million of loans secured by commercial real estate properties located in New York, Utah, Pennsylvania and California, reflecting our efforts to geographically diversify our loan portfolio with loans meeting our investment and credit quality objectives.

The quality of our loan portfolio remained stable during 2018, although our nonperforming loans increased to $752,000 at December 31, 2018 from $179,000 at December 31, 2017 primarily as a result of a $326,000 nonperforming commercial real estate loan that was subsequently paid in full. Nonperforming loans as a percent of our total loans remained low at 0.07% and 0.02% at both December 31, 2018 and 2017, respectively. Adversely classified loans, defined as substandard or below, remained at $1.3 million at both December 31, 2018 and 2017. The following table presents a breakdown of our nonperforming assets:

	December 31,		Amount of Change	Percent of Change
	2018	2017
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$382	$128	$254	198.4%
Commercial real estate	326	—	326	100.0%
Consumer	44	51	(7)	(13.7)
Total nonperforming loans	752	179	573	320.1
OREO	483	483	—	—
Total nonperforming assets	$1,235	$662	$573	86.6%

We continued to focus on reducing our nonperforming assets through loan work outs or pursuing foreclosure. Foregone interest during the year ended December 31, 2018 relating to nonperforming loans totaled $18,000. There was no LIP related to nonperforming loans at December 31, 2018 or 2017. OREO remained at $483,000 at both December 31, 2018 and 2017. We did not foreclose on any properties during either 2018 or 2017. The stability in our nonperforming assets reflects the quality of our loan portfolio and our commitment to identify any problem loans and take prompt actions to turn nonperforming assets into performing assets.

Allowance for loan and lease losses. We believe that we use the best information available to establish the ALLL, and that the ALLL as of December 31, 2018 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process that which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The ALLL was $13.3 million or 1.29% of total loans receivable, net of LIP at December 31, 2018 as compared to $12.9 million or 1.28% of total loans receivable, net of LIP at December 31, 2017. The ALLL represented 1,774.9% of nonperforming loans at December 31, 2018 compared to 7,196.7% at December 31, 2017. The following table details activity and information related to the ALLL for the years ended December 31, 2018 and 2017. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Years Ended December 31,
	2018	2017
	(Dollars in thousands)
ALLL balance at beginning of year	$12,882	$10,951
Recapture of provision for loan losses	(4,000)	(400)
Recoveries	4,465	2,331
ALLL balance at end of year	$13,347	$12,882
ALLL as a percent of total loans, net of LIP	1.29%	1.28%
ALLL as a percent of nonperforming loans	1,774.87	7,196.65
Total nonperforming loans	$752	$179
Nonperforming loans as a percent of total loans	0.07%	0.02%
Total loans receivable, net LIP	$1,037,429	$1,002,694
Total loans originated	329,763	331,166

Intangible assets. As a result of our Branch Acquisition in 2017, the Bank recognized goodwill of $889,000 and a core deposit intangible (“CDI”) of $1.3 million. Goodwill was calculated as the excess purchase price of the branches over the fair value of the assets acquired and liabilities assumed at August 25, 2017.

The CDI was provided by a third party valuation service and represents the fair value of the customer relationships that provide a low-cost source of funding. The analysis was performed on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount will amortize into noninterest expense on an accelerated basis over ten years and had a balance of $1.1 million at December 31, 2018.

Deposits. During the year ended December 31, 2018, deposits increased $99.5 million from December 31, 2017. Details of deposit balances and their concentrations are as follows:

	December 31,
	2018		2017
	(dollars in thousands)
Noninterest-bearing demand deposits	$46,108	4.9%	$45,434	5.4%
Interest-bearing demand	40,079	4.3	38,224	4.6
Statement savings	24,799	2.6	28,456	3.4
Money market	339,047	36.1	318,636	38.0
Certificates of deposit, retail (1)	391,174	41.7	333,264	39.6
Certificates of deposit, brokered	97,825	10.4	75,488	9.0
Total deposits	$939,032	100.0%	$839,502	100.0%
____________________
(1) Retail certificates of deposit are shown net of a $58,000 and $107,000 fair value adjustment at December 31, 2018, and 2017, respectively, from acquired deposits.

The $77.2 million growth in retail deposits during 2018 was primarily the result of continued growth in our four acquired branches and two de novo branches opened in 2018 and 2017. In addition, in the third quarter of 2018, we elected to aggressively pursue deposit growth as we competitively priced our products to increase our deposit portfolio in advance of anticipated rate increases. The result of this strategy was an increase in retail certificates of deposit of $57.9 million and money market accounts by $20.4 million. The growth in retail deposits allowed us to reduce our borrowings and enhance our liquidity.

To assist in our funding needs, our portfolio of brokered certificates of deposit increased $22.3 million to $97.8 million at December 31, 2018. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of one month to 4.8 years, along with the enhanced call features of a majority of these deposits, assist us in our efforts to manage interest rate risk.

At December 31, 2018 and December 31, 2017, we held $28.5 million and $21.5 million in public funds, respectively, nearly all of which were retail certificates of deposit. These funds were secured at December 31, 2018 with the Washington State Public Deposit Protection Commission by $15.6 million in pledged investment securities.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet. Total FHLB advances at December 31, 2018 were $146.5 million as compared to $216.0 million at December 31, 2017. During 2018, as part of our ongoing liquidity management efforts, we paid off a portion of our existing $120.0 million member option variable-rate advance and $11.5 million in maturing FHLB advances and restructured our FHLB advances to include $55 million of three-year member option variable-rate advances that reprice quarterly and allow for prepayment without penalties on the repricing date. In addition, at December 31, 2018, we had $31.5 million in FHLB overnight advances. The repayment option on our member option variable-rate advances and short term nature of overnight FHLB advances provides us flexibility to adjust the level of our borrowings as our customer deposit balances grow consistent with our asset/liability objectives. Our average borrowings during 2018 were $183.7 million. At December 31, 2018, $91.5 million of our FHLB advances, including overnight advances, were due to mature in 2019, with the remaining $55.0 million due to mature in one to three years. Our FHLB advances also include a $50.0 million fixed rate three-month advance that renews quarterly at the fixed interest rate in effect at that time designated as a cash flow hedge, as described below.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank entered into a five-year, $50 million notional, pay fixed, receive floating cash flow hedge or interest rate swap with a qualified institution on October 25, 2016. Under the terms of the Cash Flow Hedge agreement, the Bank pays a fixed interest rate of 1.34% for five years and in return receives an interest payment based on the three-month LIBOR index, which resets quarterly. Concurrently, the Bank borrowed a $50 million fixed rate three-month FHLB advance that will be renewed quarterly at the fixed interest rate at that time. Effectiveness of the swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At December 31, 2018, we recognized a $1.7 million fair value asset as a result of the increase in market value of the hedge agreement.

Stockholders’ Equity. Total stockholders’ equity increased $11.1 million, or 7.8% to $153.7 million at December 31, 2018 from $142.6 million at December 31, 2017. The increase in stockholders’ equity was primarily a result of $14.9 million in net income partially offset by $3.2 million in shareholder cash dividends and the repurchase of 203,900 shares of stock at an aggregate cost of $3.2 million. In addition, net stock-based compensation totaled $2.6 million and other comprehensive loss, net of tax, increased $1.3 million during the year ended December 31, 2018. Additional shares of common stock were issued from authorized shares due to the exercise of stock options and restricted stock awards in 2018 totaling 166,119 shares, resulting in an increase to stockholders’ equity of $1.3 million.

Comparison of Operating Results for the Years Ended December 31, 2018 and December 31, 2017

Net Interest Income. Net interest income in 2018 was $41.2 million, a $3.6 million or 9.4% increase from $37.6 million in 2017, due primarily to an $8.3 million increase in interest income partially offset by a $4.7 million increase in interest expense. Interest income increased during the year ended December 31, 2018 primarily as a result of the $117.4 million growth in the average balance of net loans receivable and in particular, one-to-four family and commercial real estate loans. In addition, the average yield of interest-earning assets increased to 4.83% for the year ended December 31, 2018 from 4.57% for the year ended December 31, 2017. The increase in average assets was funded by a $97.7 million increase in average interest-bearing liabilities. The average cost of these funds increased to 1.46% for the year ended December 31, 2018 from 1.10% for the year ended December 31, 2017, primarily as a result of the overall increase in the target federal funds rate during 2018 and higher deposit balances. Our interest-bearing liabilities reprice faster than our interest‑earning assets in response to changes in market interest rates, resulting in a 10 basis point reduction in our interest rate spread to 3.37% for the year ended December 31, 2018. In addition, our net interest margin decreased to 3.56% for the year ended December 31, 2018, from 3.60% for the year ended December 31, 2017. For more information on this, see “Asset and Liability Management and Market Risk.”

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$995,810	5.13%	$878,449	4.96%	$7,520
Investments available-for-sale	141,100	2.92	134,105	2.61	622
Interest-earning deposits	11,628	1.74	22,194	1.07	(35)
FHLB stock	8,748	5.24	8,914	3.32	162
Total interest-earning assets	$1,157,286	4.83%	$1,043,662	4.57%	$8,269

During the year ended December 31, 2018, the $7.5 million increase in loan interest income was primarily the result of a $117.4 million increase in the average balance of net loans receivable and to a lesser extent, an increase in the average loan yield of 17 basis points. Repayments of previously charged off notes as part of an A/B note restructure contributed $1.0 million to loan interest income.

Interest income from investments available-for-sale increased $622,000 during 2018 as a combined result of a $7.0 million increase in the average balance of our investments and a 31 basis point increase in the average yield to 2.92% from 2.61% during 2017. The increase in the average yield was a result of the restructuring of our investments portfolio through the sales of lower yielding investment securities and utilizing the proceeds received to purchase higher yielding, long-term investment securities.

Interest income on interest-earning deposits decreased $35,000 during the year ended December 31, 2018, primarily as a result of a $10.6 million decrease in the average balance of these deposits as excess funds were converted into higher yielding assets. Partially offsetting this decrease, the average yield of these deposits increased to 1.74% for the year ended December 31, 2018 from 1.07% for the year ended December 31, 2017. The rate increase was the result of increases in the Federal Reserve’s targeted federal funds rate during 2018.

The following table details average balances, cost of funds and the resulting increase in interest expense for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Interest-bearing demand accounts	$40,360	0.20%	$25,267	0.29%	$6
Statement savings accounts	25,724	0.13	28,160	0.15	(8)
Money market accounts	326,075	1.09	247,770	0.72	1,771
Certificates of deposit, retail	350,603	1.66	345,981	1.26	1,463
Certificates of deposit, brokered	86,203	2.01	75,488	1.67	469
Advances from the FHLB	183,667	1.92	192,227	1.30	1,015
Total interest-bearing liabilities	$1,012,632	1.46%	$914,893	1.10%	$4,716

Interest expense increased $4.7 million to $14.7 million for the year ended December 31, 2018 from $10.0 million for the year ended December 31, 2017. The increase in interest expense during 2018 was primarily a result of the increase in the average cost of interest-bearing deposits of 31 basis points and the increase in the average cost of our FHLB borrowings of 62 basis points reflecting higher market interest rates. In support of our asset growth, the average balances of interest-bearing deposits increased by $106.3 million. The growth in our deposits more than met our funding needs, allowing the Bank to pay down certain FHLB advances, resulting in a decrease for 2018 in average FHLB advances of $8.6 million.

The average cost of our retail deposits increased as a result of the increase in market interest rates that occurred during 2018. Money market interest expense increased by $1.8 million as a result of a $78.3 million increase in the average balance primarily due to the Branch Acquisition combined with a 37 basis point increase in the average cost of these funds. The cost of retail and brokered certificates of deposit increased by 40 and 34 basis points, respectively, as the growth in the rates needed to compete for these deposits in the marketplace have increased in response to increases in the targeted federal funds rate. In addition, we replaced $17.7 million of maturing brokered certificates of deposit with new brokered certificates of deposit at higher market interest rates.

Provision for Loan Losses. Our recapture of provision for loan losses was $4.0 million for the year ended December 31, 2018 as compared to $400,000 for the year ended December 31, 2017. The recapture of provision in 2018 was primarily the result of $4.5 million in net recoveries of previously charged off loans, partially reduced by the provision for loan losses required as a result of the $34.2 million increase in net loans receivable. In comparison, the recapture in 2017 was primarily the result of a $2.3 million in net recoveries partially offset by the provision required for the $173.6 million increase in net loans receivable. The quality of our loan portfolio remained stable as indicated by our credit metrics and by the $7.8 million decrease in loans with specific reserves. The related specific reserves declined to $62,000 at December 31, 2018 from $135,000 at December 31, 2017.

The large recoveries in both 2018 and 2017 were the result of repayments on the remaining balances on the charged off portion of ”A” and “B” note restructures occurring prior to 2012. These payoffs exhausted the off-balance sheet note “B” balances and therefore we do not anticipate recoveries of this magnitude in future periods. At December 31, 2018, the remaining balance on these “A” notes was $560,000, which are being repaid in accordance with their restructured payment terms. For more information on these “A” and “B” note restructures, see “Business-Asset Quality-Troubled Debt Restructured Loans” contained in Item 1 of this report.

Noninterest Income. Noninterest income increased $670,000 to $2.9 million for the year ended December 31, 2018 from $2.2 million for the year ended December 31, 2017. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2018	Change from December 31, 2017	Percentage Change
	(Dollars in thousands)
Deposit related fees	$681	$235	52.7%
Loan related fees	768	(8)	(1.0)
Loss on sale of investments, net	(20)	547	(96.5)
BOLI change in cash surrender value	814	191	30.7
Wealth management revenue	611	(308)	(33.5)
Other	24	13	118.2
Total noninterest income	$2,878	$670	30.3%

The largest change to our noninterest income was the $20,000 loss on sale of investments for the year ended December 31, 2018 as compared to a $567,000 loss on sale of investments for the year ended December 31, 2017. For the year ended December 31, 2017, as a result of the Tax Act, we opted to sell certain investment securities that were carried in an unrealized loss position to receive the optimal tax benefit of the losses and to reinvest the proceeds to purchase primarily higher yielding adjustable rate securities. In comparison, in 2018, a relatively small number of securities that were in a loss position were sold and replaced with securities that assist in managing our interest rate risk.

Deposit related fees of $681,000 were recorded for the year ended December 31, 2018, a $235,000 increase over the prior year. As a result of our deposit growth and corresponding increase in customer transactions, our transactional based fee revenue also increased.

Our BOLI noninterest income increased by $191,000 during 2018 due to the timing in recognizing policy expenses and dividends on $4.2 million of new policies purchased in 2017. Policy expenses were deducted from earnings over the first year subsequent to the purchase date of certain policies, partially reducing the noninterest income on our BOLI policies we otherwise would recognize. For the year ended December 31, 2018, we recognized the net $814,000 increase in cash surrender value of these policies as noninterest income, which assists in offsetting expenses for employee benefits.

Partially offsetting these increases, wealth management revenue decreased by $308,000 during 2018. This decrease is a combined result of a reduction in sales staff and normal fluctuations in the timing and mix of commissions received on serviced accounts due to the nature and timing of the underlying investments. This line of business assists the Bank with providing options to our customers to better meet their financial needs. Total assets managed by our wealth management division increased to $64.8 million at December 31, 2018, from $44.6 million at December 31, 2017.

Noninterest Expense. Noninterest expense increased $2.7 million to $29.5 million for the year ended December 31, 2018 from $26.8 million for the year ended December 31, 2017. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2018	Change from December 31, 2017	Percentage Change
	(Dollars in thousands)
Salaries and employee benefits	$19,302	$1,529	8.6%
Occupancy and equipment	3,283	777	31.0
Professional fees	1,538	(271)	(15.0)
Data processing	1,392	(65)	(4.5)
OREO related expenses, net	7	74	(110.4)
Regulatory assessments	502	11	2.2
Insurance and bond premiums	443	44	11.0
Marketing	344	74	27.4
Other general and administrative	2,650	479	22.1
Total noninterest expense	$29,461	$2,652	9.9%

The primary contributor to the increase in noninterest expense was our branch expansion over the past year. For the year ended December 31, 2018, salaries and employee benefits increased by $1.5 million as compared to the previous year to $19.3 million as a result of normal wage increases and, as a result of our growth in the number of branches and the development of new product lines.

Occupancy and equipment expense increased $777,000 to $3.3 million during 2018 as a result of the addition of one new branch location in 2018 and incurring a full year of expenses for the five new branches opened during 2017. Lease expense increased by $241,000 and depreciation expense increased by $316,000 primarily as a result of additional leasehold improvements and fixed assets related to opening the new branches.

Other general and administrative expenses increased by $479,000 during the year ended December 31, 2018, primarily as a result of a $225,000 wire related fraud incurred in the fourth quarter. In January 2019, the Bank received a $125,000 insurance settlement to partially offset this loss. Additional increases in other general and administrative expenses were due to increases in customer transactions and employee related expenses reflecting the growth in our operations. CDI amortization increased by $97,000 in 2018 as we recognized a full year of amortization as compared to four months of amortization in 2017.

Partially offsetting the increases in noninterest expense, professional fees decreased by $271,000 and data processing decreased by $65,000 for 2018, as compared to 2017 as we incurred additional expenses in 2017 for these services in support of our Branch Acquisition. For additional information regarding our Branch Acquisition, see Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Federal Income Tax Expense. We recorded a $3.7 million federal income tax provision for 2018, compared to $4.9 million for 2017. Although pretax net income increased by $5.2 million in 2018 as compared to 2017, the lower statutory federal corporate income tax rate of 21% for 2018 rather than the 35% rate previously used more than offset the increase in pretax net income. The Company’s federal income tax provision in 2018 also benefited from stock option exercises that occurred at prices higher than originally estimated, resulting in higher allowable expense recognition for tax purposes. In addition, for the year ended December 31, 2017, the revaluation of our deferred tax asset (“DTA”) balance at the new federal corporate income tax rate of 21% resulted in a one-time $807,000 increase in federal income tax expense for the year ended December 31, 2017.

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

Assets. The following table details the changes in the composition of our assets at December 31, 2017 from December 31, 2016.

	Balance at December 31, 2017	Change from December 31, 2016	Percentage Change
	(Dollars in thousands)
Cash on hand and in banks	$9,189	$3,410	59.0%
Interest-earning deposits	6,942	(18,631)	(72.9)
Investments available for sale, at fair value	132,242	2,982	2.3
Loans receivable, net	988,662	173,619	21.3
Premises and equipment, net	20,614	2,153	11.7
FHLB stock, at cost	9,882	1,851	23.0
Accrued interest receivable	4,084	937	29.8
Deferred tax assets, net	1,211	(1,931)	(61.5)
OREO	483	(1,848)	(79.3)
BOLI	29,027	4,874	20.2
Prepaid expenses and other assets	5,738	3,074	115.4
Goodwill	889	889	n/a
Core deposit intangible	1,266	1,266	n/a
Total assets	$1,210,229	$172,645	16.6%

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

Investments available-for-sale. Our investments available-for-sale increased by $3.0 million, or 2.3%, during 2017 as we continued to restructure our available for sale investment portfolio to transition our investment portfolio to securities with higher yields in order to enhance our interest income. Following the passing of the Tax Act, we elected to restructure a portion of our investment portfolio through the sale of certain fixed rate securities that were carried in an unrealized loss position and the purchase of primarily adjustable rate securities. During the year, we purchased $58.8 million of securities with an expected yield of 2.24%, partially funded by sales of $40.0 million of securities with an average yield of 1.78%. The restructure discussed above resulted in an increase in the average yield of our available-for-sale investments to 2.61% in 2017 from 2.31% in 2016. Securities purchased included $15.1 million in fixed rate and $43.7 million in variable rate securities, comprised of $36.0 million in U.S. government agency bonds, $18.2 million in mortgage-backed securities, $3.0 million in corporate bonds and $1.6 million in municipal bonds. The sales of investments available-for-sale generated a net loss of $567,000 for the year ended December 31, 2017. We also received calls or partial calls and proceeds at maturity during 2017 of $731,000 of U.S. Government agency and municipal securities. In addition to the purchase and call activity, we received principal repayments of $10.7 million on our investments available-for-sale during 2017.

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

Intangible assets. As a result of our Branch Acquisition, the Bank recognized goodwill of $889,000 and CDI of $1.3 million. Goodwill was calculated as the excess purchase price of the branches over the fair value of the assets acquired and liabilities assumed at August 25, 2017.

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

Cash Flow Hedge. As part of its interest rate risk management efforts, the Bank entered into a five-year, $50 million notional, pay fixed, receive floating cash flow hedge or interest rate swap with a qualified institution on October 25, 2016. Under the terms of the agreement, the Bank pays a fixed interest rate of 1.34% for five years and in return receives an interest payment based on the three-month LIBOR index, which resets quarterly. Concurrently, the Bank borrowed a $50 million fixed rate three month FHLB advance that will be renewed quarterly at the fixed interest rate at that time. Effectiveness of the swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At December 31, 2017, we recognized a $1.5 million fair value asset as a result of the increase in market value of the hedge agreement.

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

The Company elected to early adopt ASU 2018-02 and reclassified $41,000 of stranded other comprehensive income as a result of the reduction in the tax rate in the corporate income rate from the enactment of the Tax Act from 35% to 21%. The result was a decrease to accumulated other comprehensive income and an increase to retained earnings, with no net change in stockholders’ equity.

Comparison of Operating Results for the Years Ended December 31, 2017 and December 31, 2016

Net Interest Income. Net interest income in 2017 was $37.6 million, a $3.4 million or 10.0% increase from $34.2 million in 2016 due primarily to a $5.9 million increase in interest income partially offset by a $2.5 million increase in interest expense. Interest income increased during the year ended December 31, 2017 primarily as a result of the growth in average loans receivable and in particular, multifamily and commercial real estate loans. In addition, the average yield of interest-earning assets increased to 4.57% for the year ended December 31, 2017 from 4.39% for the year ended December 31, 2016. The increase in average assets was funded by a $102.7 million increase in average interest-bearing liabilities. The average cost of these funds increased to 1.10% for the year ended December 31, 2017 from 0.92% for the year ended December 31, 2016, primarily as a result of the overall increase in federal funds rate during 2017. Although the total yield on assets and total cost of funds increased during 2017, our net interest rate spread and net interest margin remained constant at 3.47% and 3.60% year over year. Continued growth in higher yielding loans helped contribute to maintaining these ratios.

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

Partially offsetting these losses, deposit related fees increased by $185,000, primarily as a result of the increase in debit card transactions reflecting the increase in the number of our accounts as well as other deposit related services at our branch locations. Loan related fees increased by $105,000 as a result of a $166,000 increase in prepayment penalties during the year ended December 31, 2017, partially offset by a $40,000 reduction in loan servicing fees and a $21,000 reduction in fees from interest rate swaps from commercial loan customers during the year. Interest rate swap fees are received on loans when certain commercial loan customers participate in an interest rate swap with a third party broker institution and the Bank receives a fee that is recognized as other noninterest income at the time the loan is originated. In addition, wealth management revenue increased $106,000 during 2017.

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

	Year Ended December 31,
	2018			2017			2016
	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
Loans receivable, net	$995,810	$51,127	5.13%	$878,449	$43,607	4.96%	$765,948	$38,218	4.99%
Investments available-for-sale	141,100	4,126	2.92	134,105	3,504	2.61	132,372	3,054	2.31
Interest-earning deposits	11,628	202	1.74	22,194	237	1.07	45,125	235	0.52
FHLB stock	8,748	458	5.24	8,914	296	3.32	7,714	202	2.62
Total interest-earning assets	1,157,286	55,913	4.83	1,043,662	47,644	4.57	951,159	41,709	4.39
Noninterest earning assets	70,110			64,994			59,084
Total average assets	$1,227,396			$1,108,656			$1,010,243
Interest-bearing liabilities:
Interest-bearing demand accounts	$40,360	$79	0.20%	$25,267	$73	0.29%	$17,545	$30	0.17%
Statement savings accounts	25,724	34	0.13	28,160	42	0.15	29,221	47	0.16
Money market accounts	326,075	3,550	1.09	247,770	1,779	0.72	196,670	870	0.44
Certificates of deposit, retail	350,603	5,825	1.66	345,981	4,362	1.26	335,496	3,934	1.17
Certificates of deposit, brokered	86,203	1,730	2.01	75,488	1,261	1.67	69,392	1,220	1.76
Total deposits	828,965	11,218	1.35	722,666	7,517	1.04	648,324	6,101	0.94
Advances from the FHLB and other borrowings	183,667	3,520	1.92	192,227	2,505	1.30	163,893	1,406	0.86
Total interest-bearing liabilities	1,012,632	14,738	1.46	914,893	10,022	1.10	812,217	7,507	0.92
Noninterest bearing liabilities	63,619			51,116			37,834
Average equity	151,145			142,647			160,192
Total average liabilities and equity	$1,227,396			$1,108,656			$1,010,243
Net interest income		$41,175			$37,622			$34,202

Interest rate spread			3.37%			3.47%			3.47%
Net interest margin			3.56%			3.60%			3.60%
Ratio of average interest-
earning assets to average
interest-bearing liabilities	114.28%			114.07%			117.11%
________________
(1) The average loans receivable, net balances include nonaccruing loans.

Yields Earned and Rates Paid

The following table presents the weighted-average yields earned on our assets and the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets and liabilities, for the dates indicated.

	Weighted Average Yield at December 31, 2018	Net Yield Year Ended December 31,
		2018	2017	2016
Yield on interest-earning assets:
Loans receivable, net	4.97%	5.13%	4.96%	4.99%
Investment securities available-for-sale	3.21	2.92	2.61	2.31
Interest-earning deposits	2.29	1.74	1.07	0.52
FHLB stock	—	5.24	3.32	2.62
Total interest-earning assets	4.70	4.83	4.57	4.39
Rate paid on interest-bearing liabilities:
Interest-bearing demand accounts	0.16	0.20	0.29	0.17
Statement savings accounts	0.13	0.13	0.15	0.16
Money market accounts	1.31	1.09	0.72	0.44
Certificates of deposit, retail	2.10	1.66	1.26	1.17
Certificates of deposit, brokered	2.18	2.01	1.67	1.76
Total interest-bearing deposits	1.67	1.35	1.04	0.94
Advances from the FHLB and other borrowings	2.25	1.92	1.30	0.86
Total interest-bearing liabilities	1.75	1.46	1.10	0.92
Interest rate spread	2.96	3.37	3.47	3.47
Net interest margin	N/A	3.56	3.60	3.60

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

	Year Ended December 31, 2018 Compared to December 31, 2017 Change in Interest			Year Ended December 31, 2017 Compared to December 31, 2016 Change in Interest
	2018			2017
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$1,694	$5,826	$7,520	$(224)	$5,613	$5,389
Investments available-for-sale	439	183	$622	410	40	$450
Interest-earning deposits	78	(113)	$(35)	121	(119)	$2
FHLB stock	168	(6)	$162	63	31	$94
Net change in interest income	2,379	5,890	8,269	370	5,565	5,935

Interest-bearing liabilities:
Interest-bearing demand accounts	$(38)	$44	$6	$30	$13	$43
Statement savings accounts	(4)	(4)	$(8)	(3)	(2)	$(5)
Money market accounts	1,209	562	$1,771	683	226	$909
Certificates of deposit, retail	1,405	58	$1,463	305	123	$428
Certificates of deposit, brokered	290	179	$469	(66)	107	$41
Advances from the FHLB	1,127	(112)	$1,015	856	243	$1,099
Net change in interest expense	3,989	727	4,716	1,805	710	2,515
Net change in net interest income	$(1,610)	$5,163	$3,553	$(1,435)	$4,855	$3,420

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 54.5% of our net loans were adjustable-rate loans at December 31, 2018. At that date, $246.6 million, or 43.6%, of these loans with a weighted-average interest rate of 4.3% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. However, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

The assumptions we use are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. We use market data to determine prepayments and maturities of loans, investments and borrowings and use our own assumptions on deposit decay rates except for time deposits. Time deposits are modeled to reprice to market rates upon their stated maturities. We also assume that non-maturity deposits can be maintained with rate adjustments not directly proportionate to the change in market interest rates, based upon our historical deposit decay rates, which are substantially lower than market decay rates. We have observed in the past that our deposit accounts during changing rate environments have relatively lower volatility and less than market rate changes. When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon our analysis of our customer base, competitive factors, and historical experience.

Our income simulation model examines changes in net interest income in scenarios where interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100 and 200 basis points. A decline by 300 basis points is not reported as the current targeted federal funds rate is between 2.25% and 2.50%.

The following table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2018, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Interest Rate Simulation Impact on Net Interest Income for the year ended December 31, 2018
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$37,439	(0.52)%
+200	37,474	(0.43)
+100	37,633	—
Base	37,634	—
(100)	38,094	1.22
(200)	37,755	0.32

The following table illustrates the change in our net portfolio value (“NPV”) at December 31, 2018 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point Change in Rates (1)	Net Portfolio Value (2)			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (6)
	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)
	(Dollars in thousands)
+300	$126,228	$(37,486)	(22.90)%	10.96%	(3.02)%	$1,151,247
+200	138,021	(25,693)	(15.69)	11.70	(2.07)	1,179,196
+100	152,261	(11,453)	(7.00)	12.58	(0.92)	1,210,290
Base	163,714	—	—	13.21	—	1,239,635
(100)	172,352	8,638	5.28	13.61	0.70	1,265,929
(200)	171,258	7,544	4.61	13.30	0.61	1,288,059
__________

(1)	No rates in the model are allowed to go below zero. Given the relatively low level of market interest rates, a calculation for a decrease of greater than 200 basis points has not been prepared.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under Item 1. “Business – Lending Activities.” At December 31, 2018, the undisbursed portion of construction LIP totaled $86.5 million and unused lines of credit were $39.4 million. In addition, we had commitments to originate loans of $553,000 that includes a $230,000 standby letter of credit. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. Certificates of deposit scheduled to mature in one year or less at December 31, 2018 totaled $230.4 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with First Financial Northwest Bank. As further funding sources, we had the ability at December 31, 2018 to borrow an additional $408.3 million from the FHLB, $91.2 million from the FRB and $35.0 million from unused lines of credit with other financial institutions to meet commitments and for liquidity purposes. See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

Capital

Our total stockholders’ equity was $153.7 million at December 31, 2018. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2018, First Financial Northwest Bank exceeded all regulatory capital requirements. Regulatory capital ratios for First Financial Northwest Bank were as follows as of December 31, 2018: Total capital to risk-weighted assets was 14.68%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 13.43%; and Tier 1 capital to total assets was 10.37%. At December 31, 2018, First Financial Northwest Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements.”

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2018 and 2017, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to advance additional amounts pursuant to outstanding lines of credit, and to disburse funds related to our construction loans at December 31, 2018.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$553	$323	$—	$230	$—
Unused portion of lines of credit	39,401	7,041	13,850	2,046	16,464
Undisbursed portion of construction loans	86,453	45,429	41,024	—	—
Total commitments	$126,407	$52,793	$54,874	$2,276	$16,464

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation or liquidity.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table presents a summary of significant contractual obligations as of December 31, 2018, maturing as indicated:

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(In thousands)
Deposits (1)	$680,400	$183,687	$75,002	$—	$939,089
Term debt	91,500	55,000	—	—	146,500
Other long-term liabilities (2)	192	276	309	858	1,635
Lease commitments	510	832	481	161	1,984
Total contractual obligations	$772,602	$239,795	$75,792	$1,019	$1,089,208
___________

(1)	Deposit accounts with indeterminate maturities, such as noninterest bearing, interest-bearing demand, savings and money market accounts are reflected as obligations due in less than one year.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

/s/ Moss Adams, LLP

Everett, Washington
March 13, 2019

We have served as the Company’s auditor since 2009.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2018	2017
Assets

Cash on hand and in banks	$8,122	$9,189
Interest-earning deposits with banks	8,888	6,942
Investments available-for-sale, at fair value	142,170	132,242
Loans receivable, net of allowance of $13,347 and $12,882	1,022,904	988,662
Federal Home Loan Bank (“FHLB”) stock, at cost	7,310	9,882
Accrued interest receivable	4,068	4,084
Deferred tax assets, net	1,844	1,211
Other real estate owned (“OREO”)	483	483
Premises and equipment, net	21,331	20,614
Bank owned life insurance (“BOLI”), net	29,841	29,027
Prepaid expenses and other assets	3,458	5,738
Goodwill	889	889
Core deposit intangible	1,116	1,266
Total assets	$1,252,424	$1,210,229

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing deposits	$46,108	$45,434
Interest-bearing deposits	892,924	794,068
Total deposits	$939,032	$839,502
Advances from the FHLB	146,500	216,000
Advance payments from borrowers for taxes and insurance	2,933	2,515
Accrued interest payable	478	326
Other liabilities	9,743	9,252
Total liabilities	$1,098,686	$1,067,595

Commitments and contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 10,710,656 shares at December 31, 2018, and 10,748,437 shares at December 31, 2017	107	107
Additional paid-in capital	93,773	94,173
Retained earnings, substantially restricted	66,343	54,642
Accumulated other comprehensive loss, net of tax benefit	(2,253)	(928)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,232)	(5,360)
Total stockholders’ equity	$153,738	$142,634
Total liabilities and stockholders’ equity	$1,252,424	$1,210,229

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)

	Year Ended December 31,
	2018	2017	2016
Interest income
Loans, including fees	$51,127	$43,607	$38,218
Investments available-for-sale	4,126	3,504	3,054
Interest-earning deposits with banks	202	237	235
Dividends on FHLB stock	458	296	202
Total interest income	$55,913	$47,644	$41,709
Interest expense
Deposits	11,218	7,517	6,101
FHLB advances	3,520	2,505	1,406
Total interest expense	$14,738	$10,022	$7,507
Net interest income	41,175	37,622	34,202
(Recapture of provision) provision for loan losses	(4,000)	(400)	1,300
Net interest income after (recapture of provision) provision for loan losses	$45,175	$38,022	$32,902
Noninterest income
Net (loss) gain on sale of investments	(20)	(567)	50
BOLI income	814	623	844
Wealth management revenue	611	919	813
Deposit related fees	681	446	261
Loan related fees	768	776	671
Other	24	11	12
Total noninterest income	$2,878	$2,208	$2,651
Noninterest expense
Salaries and employee benefits	19,302	17,773	15,377
Occupancy and equipment	3,283	2,506	1,984
Professional fees	1,538	1,809	1,979
Data processing	1,392	1,457	911
OREO related expenses (reimbursements), net	7	(67)	294
Regulatory assessments	502	491	420
Insurance and bond premiums	443	399	349
Marketing	344	270	194
Other general and administrative	2,650	2,171	1,441
Total noninterest expense	$29,461	$26,809	$22,949
Income before provision for federal income taxes	18,592	13,421	12,604
Federal income tax provision	3,693	4,942	3,712
Net income	$14,899	$8,479	$8,892

Basic earnings per common share	$1.44	$0.82	$0.75
Diluted earnings per common share	$1.43	$0.81	$0.74
Basic weighted average number of common shares outstanding	10,306,835	10,289,049	11,868,278
Diluted weighted average number of common shares outstanding	10,424,187	10,437,449	12,028,428

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$14,899	$8,479	$8,892

Other comprehensive (loss) income, net of tax:
Unrealized holding losses on available-for-sale securities	(1,834)	(207)	(1,669)
Tax benefit	385	72	584

Reclassification adjustment for net losses (gains) realized in income	20	567	(50)
Tax (benefit) provision	(4)	(198)	18

Gain on cash flow hedge	137	192	1,333
Tax provision	(29)	(67)	(467)

Other comprehensive (loss) income, net of tax	$(1,325)	$359	$(251)
Total comprehensive income	$13,574	$8,838	$8,641

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2015	13,768,814	$138	$136,338	$42,892	$(1,077)	$(7,618)	$170,673
Net income	—	—	—	8,892	—	—	8,892
Other comprehensive income	—	—	—	—	(251)	—	(251)
Exercise of stock options	101,303	1	297	—	—	—	298
Issuance of common stock - restricted stock awards, net	7,001	—	(98)	—	—	—	(98)
Compensation related to stock options and restricted stock awards	—	—	621	—	—	—	621
Allocation of 112,853 ESOP shares	—	—	476	—	—	1,129	1,605
Repurchase and retirement of common stock	(2,864,389)	(29)	(40,783)	—	—	—	(40,812)
Canceled common stock - restricted stock awards	(74,478)	(1)	1	—	—	—	—
Cash dividends declared and paid ($0.24 per share)	—	—	—	(2,803)	—	—	(2,803)
Balances at December 31, 2016	10,938,251	$109	$96,852	$48,981	$(1,328)	$(6,489)	$138,125
Net income	—	—	—	8,479	—	—	8,479
Other comprehensive income	—	—	—	—	359	—	359
Exercise of stock options	134,880	2	1,307	—	—	—	1,309
Issuance of common stock - restricted stock awards, net	10,434	—	(138)	—	—	—	(138)
Compensation related to stock options and restricted stock awards	—	—	574	—	—	—	574
Allocation of 112,854 ESOP shares	—	—	812	—	—	1,129	1,941
Repurchase and retirement of common stock	(326,800)	(4)	(5,234)	—	—	—	(5,238)
Canceled common stock - restricted stock awards	(8,328)	—	—	—	—	—	—
Cash dividends declared and paid ($0.27 per share)	—	—	—	(2,777)	—	—	(2,777)
Reclassification of stranded OCI for tax rate change	—	—	—	(41)	41	—	—
Balances at December 31, 2017	10,748,437	107	94,173	54,642	(928)	(5,360)	142,634
Net income	—	—	—	14,899	—	—	14,899
Other comprehensive income	—	—	—	—	(1,325)	—	(1,325)
Exercise of stock options	137,940	1	1,364	—	—	—	1,365
Issuance of common stock - restricted stock awards, net	30,179	1	(41)	—	—	—	(40)
Compensation related to stock options and restricted stock awards	—	—	650	—	—	—	650
Allocation of 112,853 ESOP shares	—	—	778	—	—	1,128	1,906
Repurchase and retirement of common stock	(203,900)	(2)	(3,151)	—	—	—	(3,153)
Canceled common stock - restricted stock awards	(2,000)	—	—	—	—	—	—
Cash dividends declared and paid ($0.31 per share)	—	—	—	(3,198)	—	—	(3,198)
Balances at December 31, 2018	10,710,656	$107	$93,773	$66,343	$(2,253)	$(4,232)	$153,738
See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$14,899	$8,479	$8,892
Adjustments to reconcile net income to net cash provided by operating activities
(Recapture of provision) provision for loan losses	(4,000)	(400)	1,300
OREO market value adjustments	—	50	257
(Gain) loss on sale of OREO property, net	—	(110)	87
Net amortization of premiums and discounts on investments	1,022	721	908
Loss (gain) on sale of investments available-for-sale	20	567	(50)
Depreciation of premises and equipment	1,630	1,262	1,076
Loss on sale of premises and equipment	—	65	3
Deferred federal income taxes	(281)	1,738	1,548
Allocation of ESOP shares	1,906	1,941	1,605
Stock compensation expense	650	574	621
Increase in cash surrender value of BOLI	(814)	(623)	(844)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,567	(2,829)	(105)
Advance payments from borrowers for taxes and insurance	418	256	465
Accrued interest receivable	16	(937)	(179)
Accrued interest payable	152	95	96
Other liabilities	491	1,259	1,589
Net cash provided by operating activities	$18,676	$12,108	$17,269
Cash flows from investing activities:
Proceeds from sales and call of investments	17,159	44,164	26,437
Principal repayments on investments	7,078	10,722	15,852
Purchases of investments	(37,021)	(58,796)	(44,561)
Net increase in loans receivable	(30,242)	(173,219)	(131,271)
Proceeds from sales of OREO properties	—	1,908	988
Net proceeds from sale or disposal of fixed assets	—	7	—
Purchases of premises and equipment	(2,347)	(2,824)	(1,833)
Redemption (purchase) of FHLB stock	2,572	(1,851)	(1,894)
Purchase of BOLI	—	(4,251)	—
Net cash received from branch acquisition	—	71,658	—
Net cash used in investing activities	$(42,801)	$(112,482)	$(136,282)
Cash flows from financing activities:
Net increase in deposits	99,530	47,497	42,069
Advances from the FHLB	187,500	108,500	525,000
Repayments of advances from the FHLB	(257,000)	(64,000)	(479,000)
Proceeds from stock options exercises	1,365	1,309	298
Net share settlement of stock awards	(40)	(138)	(98)
Repurchase and retirement of common stock	(3,153)	(5,238)	(40,812)
Dividends paid	(3,198)	(2,777)	(2,803)
Net cash provided by financing activities	$25,004	$85,153	$44,654
continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net increase (decrease) in cash and cash equivalents	$879	$(15,221)	$(74,359)
Cash and cash equivalents at beginning of year	16,131	31,352	105,711
Cash and cash equivalents at end of year	$17,010	$16,131	$31,352

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,586	$9,927	$7,411
Federal income taxes	3,890	3,350	2,730
Assets acquired in acquisition of branches (Note 2)	—	72,329	—
Liabilities assumed in acquisition of branches (Note 2)	—	74,657	—
Noncash transactions:
Change in unrealized loss on investments available-for-sale	(1,814)	360	(1,719)
Change in unrealized gain on cash flow hedge	137	192	1,333

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

First Financial Northwest Bank was organized in 1923 as a Washington state-chartered savings and loan association, converted to a federal mutual savings and loan association in 1935, and converted to a Washington state-chartered mutual savings bank in 1992. In 2002, First Financial Northwest Bank reorganized into a two-tier mutual holding company structure, became a stock savings bank and became the wholly-owned subsidiary of First Financial of Renton, Inc. In connection with the mutual to stock conversion in 2007, the Bank changed its name to First Savings Bank Northwest. In August 2015, the Bank changed its name to First Financial Northwest Bank to support the expansion of focus to being more than a traditional “savings” bank. In February 2016, the Bank changed its charter from a Washington chartered stock savings bank to a Washington chartered commercial bank.

First Financial Northwest Bank is a community-based commercial bank primarily serving King and Snohomish Counties, and to a lesser extent, Pierce and Kitsap Counties, Washington. In King County, the headquarters and full-service banking office, as well as one branch office, are located in Renton. Additional King County branch offices are located in Bellevue, Woodinville and Bothell, with a fifth scheduled to open in Kent in the first quarter of 2019. In Snohomish County, five additional branch offices serve Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

First Financial Diversified Corporation (“FFD”), a wholly-owned subsidiary of First Financial Northwest, continues to hold a portfolio of one-to-four family, land and consumer loans that are serviced by the Bank. At December 31, 2018, FFD had net loans receivable of $1.8 million that were all performing.

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

Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2018 for potential recognition or disclosure and determined there are no such events or transactions requiring recognition or disclosure.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

The Bank is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. At December 31, 2018, and 2017, cash balances were sufficient where no additional reserve was required.

Investments

Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. We had no held-to-maturity or trading securities at December 31, 2018, or 2017. Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity.

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

Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on investments available-for-sale and derivatives, which are also recognized as separate components of equity, net of tax.

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

Derivatives

The Company designates certain interest rate swap agreements as a cash flow hedge, and as such, reports the fair value as an asset or liability. The hedge is utilized to mitigate the risk of variability in future interest payments. The fair value of the cash flow hedge is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation. The derivative is marked to its fair value, with the change in fair value recorded as other comprehensive income or loss. The gain or loss on the derivative is reclassified into earnings in the same income statement line item that is used to present the earnings effect of the hedged item.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) which postponed the effective date of 2014-09. Subsequently, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations. This amendment clarifies that an entity should determine if it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The core principle of Topic 606 is that an entity must recognize revenue when it has satisfied a performance obligation of transferring promised goods or services to a customer. These standards were effective for interim and annual periods beginning after December 15, 2017. The Company has analyzed its sources of noninterest income to determine when the satisfaction of the performance obligation occurs and the appropriate recognition of revenue. The

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adoption of these ASUs did not have a material impact on the Company’s consolidated financial statements. For more discussion on this topic, see Note 19 - Revenue Recognition in this report.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments - Overall, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. In addition, the amendments in this ASU require an entity to disclose the fair value of its financial instruments using the exit price notion. Exit price is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The amendments in this ASU were effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has updated the fair value disclosure in Note 7 in this report to reflect adoption of this standard, to include using the exit price notion in the fair value disclosure of financial instruments. Prior period information has not been updated to conform with the new guidance. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842) to address the comparative reporting requirements when this ASU is adopted. Under this ASU, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. According to ASU 2018-11, the Company may recognize the cumulative-effect adjustment to the opening balance of retained earnings at the time ASU 2016-02 is adopted. Early application of the amendments in the ASU is permitted. The Company is adopting this ASU in January 2019. At adoption, the $86,000 balance of the deferred lease liability at December 31, 2018 will be moved to retained earnings. In addition, a right‑of‑use asset and a lease liability of $1.8 million will be recognized as the present value of remaining lease payments at December 31, 2018, and represents less than 1% of the Company’s assets at that date.

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to the ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. The Company is in the process of compiling historical data that will be used to calculate expected credit losses on the loan portfolio to ensure that it is fully compliant with the ASU at the adoption date and is evaluating the potential impact adoption of this ASU will have on its consolidated financial statements. The Company intends to adopt ASU 2016-13 in the first quarter of 2020, and as a result, expects the allowance for loan losses to increase. Until the evaluation is complete, however, the magnitude of the increase will not be known.

In January 2017, FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU simplifies the impairment calculation for subsequent measurement of goodwill by eliminating the step of comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in this ASU, an entity will evaluate the carrying amount of a reporting unit to its fair value, as if the reporting unit had been acquired in a business combination. An impairment charge should be recognized for the amount that the carrying amount exceeds the fair value, not to exceed the amount of goodwill. The income tax effect should be considered for any tax deductible goodwill when measuring the impairment loss. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adoption is permitted for reporting periods after January 1, 2017. The Company recognized goodwill from its acquisition on August 25, 2017 of four branches from Opus Bank, a California state-chartered commercial bank (the “Branch Acquisition”) and adopted this ASU for the annual goodwill impairment test as of December 31, 2018. Adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements

In March 2017, FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The ASU will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating its available-for-sale securities that fit the criteria of this ASU but has not yet quantified the impact. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2017, FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815). This ASU was issued to provide investors better insight to an entity’s risk management hedging strategies by permitting companies to recognize the economic results of its hedging strategies in its financial statements. The amendments in this ASU permit hedge accounting for hedging relationships involving non-financial risk and interest rate risk by removing certain limitations in cash flow and fair value hedging relationships. In addition, the ASU requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported. This ASU is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company adopted this ASU during 2018 with no impact to its current cash flow hedge, and consequently adoption did not have a material impact on the Company’s consolidated financial statements.

In February 2018, FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220). This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the net deferred tax asset (“DTA”) to the new corporate tax rate of 21% as a result of the Tax Act. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this ASU as of December 31, 2017, which resulted in reclassifying a net unrealized gain from the change in tax rate with an increase to accumulated other comprehensive income and a decrease to retained earnings by $41,000, respectively.

In March 2018, FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the Consolidated Financial Statements included in the Form 10-K that it filed for the year ended December 31, 2017. As of December 31, 2018, the Company did not incur any adjustments to the provisional recognition.

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

In October 2018, FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815), Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Previously, FASB had defined four permissible U.S. benchmark rates for purposes of applying hedge accounting. This ASU was

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued in response to concerns about the sustainability of one of the approved benchmark rates, the London Interbank Offered Rate (LIBOR), to allow the use of a preferred alternative reference rate referred to as the Secured Overnight Financing Rate (SOFR). The Federal Reserve began publishing the daily SOFR on April 3, 2018. It is a volume-weighted median interest rate that is calculated daily based on overnight transactions from the prior day’s trading activity in specified segments of the U.S. Treasury repo market. The Overnight Index Swap (OIS) Rate based on SOFR will be a swap rate based on the underlying overnight SOFR rate. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, or concurrent with adoption of ASU 2017-12, whichever is sooner. The Company adopted both ASU 2017-12 and this ASU during 2018 with no impact to its current cash flow hedge, and consequently adoption did not have a material impact on the Company’s consolidated financial statements.

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

For the years ended December 31, 2018, and 2017, the Company included on the Consolidated Income Statement $110,000 and $41,000 in revenue from the acquired branches, consisting of loan interest income and deposit related fees, and $1.5 million and $545,000 in noninterest expense from the acquired branches.

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

(3) Core deposit intangible: The CDI represents the fair value of the acquired core deposits. The CDI will be amortized over ten years into noninterest expense, with amortization expense of $150,000 recognized for the year ended December 31, 2018 and $53,000 for the year ended December 31, 2017. Amortization expense of the CDI is expected as of the acquisition date as follows:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018
(In thousands)
CDI Balance	$1,116

Future amortization:
2019	148
2020	144
2021	140
2022	135
2023	130
Thereafter	419
Total future amortization	$1,116

(4) Certificates of deposit: The fair value of acquired certificates of deposit was determined by a third-party valuation and will be amortized into interest expense over 2.0 to 5.0 years, with amortization of $49,000 and $21,000 recognized for the years ended December 31, 2018, and 2017, respectively. Amortization of the fair value adjustment is expected as follows:

At December 31, 2018
(In thousands)
Certificates of deposit fair value adjustment balance	$58

Future amortization:
2019	30
2020	16
2021	9
2022	3
Total future amortization	$58

The operating results of the Company include the operating results produced by the acquired liabilities and additional branch locations. For illustrative purposes, the following table provides certain unaudited pro forma information for the years ended December 31, 2018, and 2017, as if the four Opus branches had been acquired on January 1, 2017, the beginning of the year prior to the date of acquisition. The pro forma information is an estimate of the additional interest expense, noninterest income, and noninterest expense that might have been incurred during this period. The unaudited pro forma statement does not include interest income earned on the investment of the acquired funds into either loans receivable or available-for-sale securities. Actual results would have differed from the unaudited pro form information presented.

	Unaudited Pro Forma
	Year ended December 31, 2018	Year ended December 31, 2017
	(In thousands except share data)
Total revenues (net interest income plus noninterest income)	$44,053	$39,255

Net income	14,899	7,150
Earnings per share - basic	1.44	0.69
Earnings per share - diluted	1.43	0.68

Note 3 - Investments

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the amortized cost and fair value of investments available-for-sale at December 31, 2018, and 2017, and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$24,276	$24	$(657)	$23,643
Freddie Mac	6,351	10	(74)	6,287
Ginnie Mae	23,311	—	(1,250)	22,061
Other	8,983	17	(21)	8,979
Municipal bonds	10,615	49	(120)	10,544
U.S. Government agencies	48,190	73	(825)	47,438
Corporate bonds	23,490	399	(671)	23,218
	$145,216	$572	$(3,618)	$142,170

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$26,961	$69	$(466)	$26,564
Freddie Mac	5,510	18	(56)	5,472
Ginnie Mae	22,288	14	(726)	21,576
Municipal bonds	13,126	290	(21)	13,395
U.S. Government agencies	43,088	81	(536)	42,633
Corporate bonds	22,502	527	(427)	22,602
	$133,475	$999	$(2,232)	$132,242

There were no investments classified as held-to-maturity at December 31, 2018, or 2017.

The amortized cost and estimated fair value of investments available-for-sale at December 31, 2018, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage‑backed investments are shown separately.

	December 31, 2018
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$253	$251
Due after one year through five years	7,356	7,527
Due after five years through ten years	20,248	19,787
Due after ten years	54,438	53,635
	82,295	81,200
Mortgage-backed investments	62,921	60,970
	$145,216	$142,170

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under Washington State law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held. Investments with a carrying value of $15.6 million and $14.2 million were pledged as collateral for public deposits at December 31, 2018, and 2017, respectively, both of which exceeded the minimum collateral requirements established by the Washington Public Deposit Protection Commission. At December 31, 2018, and 2017, there were no investments pledged as collateral for FHLB advances.

Sales and other redemptions of available-for-sale investments were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Proceeds	$17,159	$44,164	$26,437
Gross gains	9	119	245
Gross losses	(29)	(686)	(195)

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at December 31, 2018 and 2017.

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$5,480	$(32)	$16,721	$(625)	$22,201	$(657)
Freddie Mac	1,994	(23)	3,185	(51)	5,179	(74)
Ginnie Mae	2,867	(8)	19,194	(1,242)	22,061	(1,250)
Other	6,008	(21)	—	—	6,008	(21)
Municipal bonds	4,161	(46)	934	(74)	5,095	(120)
U.S. Government agencies	5,985	(13)	30,779	(812)	36,764	(825)
Corporate bonds	—	—	6,828	(671)	6,828	(671)
	$26,495	$(143)	$77,641	$(3,475)	$104,136	$(3,618)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$15,202	$(91)	$6,759	$(375)	$21,961	$(466)
Freddie Mac	3,189	(56)	—	—	3,189	(56)
Ginnie Mae	6,454	(61)	14,234	(665)	20,688	(726)
Municipal bonds	1,403	(21)	—	—	1,403	(21)
U.S. Government agencies	33,268	(435)	1,800	(101)	35,068	(536)
Corporate bonds	1,499	(1)	7,074	(426)	8,573	(427)
	$61,015	$(665)	$29,867	$(1,567)	$90,882	$(2,232)

At December 31, 2018, and 2017, the Company had 51 and 36 securities, respectively, with a gross unrealized loss position. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2018, and December 31, 2017, and determined that no OTTI was required. Management believes that, while actual fluctuation in unrealized losses will occur over the life of an investment security, the temporary impairment on the investment securities that were in an unrealized loss position at December 31, 2018 and 2017, will be incrementally relieved as the individual investment securities

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approach their respective contractual maturity dates. The unrealized losses relate principally to the general change in interest rate and illiquidity, and not credit quality. As management does not intend to sell the security, and it is likely that it will not be required to sell the security before its anticipated recovery, no declines are deemed to be other-than-temporary.

Note 4 - Loans Receivable

Loans receivable at December 31, 2018, and 2017 are summarized as follows:

	December 31,
	2018	2017
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$194,141	$148,304
Permanent non-owner occupied	147,825	130,351
	341,966	278,655
Multifamily:
Permanent	169,355	184,902
	169,355	184,902
Commercial real estate:
Permanent	373,819	361,842
	373,819	361,842
Construction/land: (1)
One-to-four family residential	86,604	87,404
Multifamily	83,642	108,439
Commercial	18,300	5,325
Land	6,740	36,405
	195,286	237,573

Business	30,486	23,087
Consumer	12,970	9,133
Total loans	1,123,882	1,095,192
Less:
Loans in process (“LIP”)	86,453	92,498
Deferred loan fees, net	1,178	1,150
Allowance for loan and lease losses ("ALLL")	13,347	12,882
Loans receivable, net	$1,022,904	$988,662
____________

(1)
Included in the construction/land category are “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans. At that time, the loans will be classified according to the underlying collateral. In addition, raw land or buildable lots, where the Company does not intend to finance the construction are included in the construction/land category. At December 31, 2018, we classified $66.6 million of multifamily loans, $6.2 million of commercial land loans, $1.7 million of one-to-four family residential and $18.3 million of commercial real estate loans as construction/land loans to facilitate the review of the composition of our loan portfolio. At December 31, 2017, $71.4 million of multifamily loans, $35.9 million of commercial land loans, $2.6 million one-to-four family residential and $5.3 million of commercial real estate loans were reclassified to the construction/land category.

At December 31, 2018, and 2017, there were no loans classified as held for sale.

Concentrations of credit. Most of the Bank’s lending activity occurs within the state of Washington. The primary market areas include King and to a lesser extent Pierce, Snohomish and Kitsap counties. At December 31, 2018, the Company’s loan portfolio consists of one-to-four family residential loans which comprised 30.5%, commercial real estate and multifamily loans were 33.3% and 15.1%, respectively, and construction/land loans were 17.4% of the total loan portfolio. Consumer and business

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loans accounted for the remaining 3.7% of the loan portfolio. Included in the one-to-four family residential, multifamily, commercial real estate, construction/land, and business loan portfolios at December 31, 2018 were $872,000, $13.7 million, $43.0 million, $12.5 million and $9.8 million, respectively, to the Company’s five largest borrowing relationships.

The Company originates both adjustable and fixed interest rate loans. The composition of loans receivable at December 31, 2018, and 2017, was as follows:

December 31, 2018
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$44,645	Due within one year	$305,929
After one year through three years	54,183	After one year through three years	98,652
After three years through five years	77,883	After three years through five years	106,006
After five years through ten years	132,074	After five years through ten years	112,449
Thereafter	192,061	Thereafter	—
	$500,846		$623,036

December 31, 2017
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$37,472	Due within one year	$292,398
After one year through three years	102,630	After one year through three years	51,520
After three years through five years	80,811	After three years through five years	127,973
After five years through ten years	132,086	After five years through ten years	95,091
Thereafter	175,211	Thereafter	—
	$528,210		$566,982

Our adjustable-rate loans are tied to various indexes, including LIBOR, the prime rate as published in The Wall Street Journal, and the FHLB. Certain adjustable‑rate loans have interest rate adjustment limitations and are generally indexed to the FHLB Long-Term Bullet advance rates published by the FHLB. Future market factors may affect the correlation of the interest rate adjustment with the rates paid on short‑term deposits that have been primarily utilized to fund these loans.

Credit Quality Indicators. The Company assigns a risk rating to all credit exposures based on the risk rating system designed to define the basic characteristics and identified risk elements of each credit extension. The Company utilizes a nine‑point risk rating system. A description of the general characteristics of the risk grades is as follows:

•
Grades 1 through 5: These grades are considered to be “pass” credits. These include assets where there is virtually no credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on the Company’s watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future.

•
Grade 6: These credits, classified as ”special mention”, possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. If left uncorrected, these potential weaknesses may result in deterioration in the Company’s credit position at a future date.

•
Grade 7: These credits, classified as “substandard”, present a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These credits have well defined weaknesses which jeopardize the orderly liquidation of the debt and are inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Grade 8: These credits are classified as “doubtful” have well defined weaknesses which make the full collection or liquidation of the loan highly questionable and improbable. This classification is used where significant risk exposures are perceived but the exact amount of the loss cannot yet be determined due to pending events.

•
Grade 9: Assets classified as “loss” are considered uncollectible and cannot be justified as a viable asset for the Company. There is little or no prospect of near term recovery and no realistic strengthening action of significance is pending.

As of December 31, 2018, and 2017, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at December 31, 2018, and 2017 by type and risk category:

	December 31, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$339,310	$169,355	$372,690	$108,854	$30,486	$12,926	$1,033,621
Special mention	1,737	—	782	—	—	—	2,519
Substandard	919	—	326	—	—	44	1,289
Total	$341,966	$169,355	$373,798	$108,854	$30,486	$12,970	$1,037,429
 _____________
(1) Net of LIP.

	December 31, 2017
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$275,653	$184,902	$358,285	$145,618	$23,087	$8,893	$996,438
Special mention	2,329	—	2,459	—	—	188	4,976
Substandard	673	—	555	—	—	52	1,280
Total	$278,655	$184,902	$361,299	$145,618	$23,087	$9,133	$1,002,694
______________
(1) Net of LIP.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize changes in the ALLL and loan portfolio by type of loan and reserve method for the periods indicated.

	At or For the Year Ended December 31, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$2,837	$1,820	$4,418	$2,816	$694	$297	$12,882
Charge-offs	—	—	—	—	—	—	—
Recoveries	4,279	—	14	171	—	1	4,465
(Recapture) provision	(3,729)	(140)	345	(656)	242	(62)	(4,000)
Ending balance	$3,387	$1,680	$4,777	$2,331	$936	$236	$13,347

General reserve	$3,328	$1,680	$4,774	$2,331	$936	$236	$13,285
Specific reserve	59	—	3	—	—	—	62

Loans: (1)
Total Loans	$341,966	$169,355	$373,798	$108,854	$30,486	$12,970	$1,037,429
General reserve (2)	334,644	169,355	371,058	108,854	30,486	12,883	1,027,280
Specific reserve (3)	7,322	—	2,740	—	—	87	10,149
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

Past Due Loans. At December 31, 2018, total past due loans comprised 0.08% of total loans, net of LIP, as compared to 0.01% at December 31, 2017.

The following tables represent a summary at December 31, 2018, and 2017, of the aging of loans by type:

	Loans Past Due as of December 31, 2018
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$223	$—	$272	$495	$193,646	$194,141
Non-owner occupied	—	—	—	—	147,825	147,825
Multifamily	—	—	—	—	169,355	169,355
Commercial real estate	—	—	326	326	373,472	373,798
Construction/land	—	—	—	—	108,854	108,854
Total real estate	223	—	598	821	993,152	993,973
Business	—	—	—	—	30,486	30,486
Consumer	—	—	—	—	12,970	12,970
Total	$223	$—	$598	$821	$1,036,608	$1,037,429
_________________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2018.
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
(2) Net of LIP.

Nonaccrual Loans. The following table is a summary of nonaccrual loans at December 31, 2018, and 2017, by type of loan:

	December 31,
	2018	2017
	(In thousands)
One-to-four family residential	$382	$128
Commercial real estate	326	—
Consumer	44	51
Total nonaccrual loans	$752	$179

Nonperforming loans, net of LIP, were $752,000 and $179,000 at December 31, 2018, and 2017, respectively. Foregone interest on nonaccrual loans for the years ended December 31, 2018, 2017, and 2016 were $18,000, $26,000 and $51,000, respectively.

The following tables summarize the loan portfolio at December 31, 2018, and 2017, by type and payment activity:

	December 31, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total (3)
	(In thousands)
Performing (1)	$341,584	$169,355	$373,472	$108,854	$30,486	$12,926	$1,036,677
Nonperforming (2)	382	—	326	—	—	44	752
Total	$341,966	$169,355	$373,798	$108,854	$30,486	$12,970	$1,037,429
____________
(1) There were $193.8 million of owner-occupied one-to-four family residential loans and $147.8 million of non-owner occupied one to-four family residential loans classified as performing.
(2) There were $382,000 of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.
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
_____________
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

There were no commitments to advance funds related to impaired loans at December 31, 2018, and 2017.

The following tables present a summary of loans individually evaluated for impairment at December 31, 2018, and 2017, by the type of loan:

	At December 31, 2018
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,308	$1,477	$—
Non-owner occupied	2,375	2,375	—
Commercial real estate	2,499	2,499	—
Consumer	87	141	—
Total	6,269	6,492	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	513	560	22
Non-owner occupied	3,126	3,148	37
Commercial real estate	241	241	3
Total	3,880	3,949	62
Total impaired loans:
One-to-four family residential:
Owner occupied	1,821	2,037	22
Non-owner occupied	5,501	5,523	37
Commercial real estate	2,740	2,740	3
Consumer	87	141	—
Total	$10,149	$10,441	$62
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of recorded investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2018, 2017 and 2016, by the type of loan:

	Year Ended December 31,
	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,207	$82	$1,773	$93	$2,566	$156
Non-owner occupied	5,583	146	12,438	553	20,653	1,061
Multifamily	900	—	1,227	74	1,344	106
Commercial real estate	1,885	172	2,467	80	2,295	253
Consumer	91	8	98	8	117	12
Total	9,666	408	18,003	808	26,975	1,588

Loans with an allowance:
One-to-four family residential:
Owner occupied	518	35	1,301	32	2,026	104
Non-owner occupied	3,211	162	3,680	170	5,520	236
Multifamily	—	—	—	—	236	—
Commercial real estate	1,046	27	1,025	139	2,192	42
Construction/land	—	—	99	—	396	17
Consumer	—	—	—	—	30	—
Total	4,775	224	6,105	341	10,400	399

Total impaired loans:
One-to-four family residential:
Owner occupied	1,725	117	3,074	125	4,592	260
Non-owner occupied	8,794	308	16,118	723	26,173	1,297
Multifamily	900	—	1,227	74	1,580	106
Commercial real estate	2,931	199	3,492	219	4,487	295
Construction/land	—	—	99	—	396	17
Consumer	91	8	98	8	147	12
Total	$14,441	$632	$24,108	$1,149	$37,375	$1,987

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings. The following is a summary of information pertaining to TDRs:

	December 31,
	2018	2017
	(In thousands)
Performing TDRs	$9,399	$17,805
Nonaccrual TDRs	—	—
Total TDRs	$9,399	$17,805

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

The following table presents for the periods indicated TDRs and their recorded investment prior to the modification and after the modification:

	Year Ended December 31,
	2018			2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that occurred during the period:
One-to-four family residential:
Principal and interest with interest rate concession	1	$563	$563	8	$2,492	$2,492
Commercial real estate:
Advancement of maturity date	—	—	—	1	891	891
Total	1	$563	$563	9	$3,383	$3,383

At December 31, 2018 and 2017, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

TDRs resulted in no charge-offs to the ALLL for the years ended December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, there were no payment defaults on loans modified as TDRs within the previous 12 months.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain executive officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of year	$9	$60	$118
Additions	—	—	—
Change in director or executive status during year	—	—	(40)
Repayments	(9)	(51)	(18)
Balance at end of year	$—	$9	$60

Note 5 - Other Real Estate Owned

The following table is a summary of OREO activity for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of year	$483	$2,331	$3,663
Gross proceeds from sale of OREO	—	(1,908)	(988)
Gain (loss) on sale of OREO	—	110	(87)
Market value adjustments	—	(50)	(257)
Balance at end of year	$483	$483	$2,331

OREO at December 31, 2018, consisted of $483,000 in commercial real estate properties. At December 31, 2018, there was one $272,000 mortgage loan secured by residential real estate in the process of foreclosure.

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at December 31, 2018, and 2017:

	December 31,
	2018	2017
	(In thousands)
Land	$2,226	$2,226
Buildings and improvements	19,566	19,436
Leasehold improvements	3,076	1,917
Furniture, fixtures and equipment	4,971	4,743
Computer hardware and software	2,342	2,323
Construction in process	507	67
	32,688	30,712
Less accumulated depreciation and amortization	(11,357)	(10,098)
Total premises and equipment, net	$21,331	$20,614

Depreciation and amortization expense was $1.6 million for the year ended December 31, 2018 and $1.3 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively.

Note 7 - Fair Value of Financial Instruments

The Company has adopted ASU 2016-01, and therefore, is measuring the fair value of loans receivable under the exit price notion rather than the previous method of entry price notion. The methodology used to estimate the fair values of other

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial instruments did not change from the adoption of ASU 2016-01. Under the exit price notion used at December 31, 2018, the fair value estimate of loans receivable was based on similar techniques, with the addition of current origination spreads, liquidity premiums, or credit adjustments. The fair value of nonperforming loans is based on the underlying value of the collateral for periods prior to and after adoption of ASU 2016-01. The fair value estimate of loans receivable at December 31, 2017, was not restated under the exit price notion and was based on discounted cash flow.

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

The Company used the following methods to measure fair value on a recurring or nonrecurring basis.

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

•
Loans receivable: The fair value of loans receivable at December 31, 2018 was calculated from inputs reflective of current market pricing for similar instruments, to include current origination spreads, liquidity premiums, and credit adjustments. The fair value of nonperforming loans is estimated using the fair value of the underlying collateral.

•
OREO: The fair value of OREO properties is measured at the lower of the carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

•
Derivatives: The fair value of derivatives is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation.

•
Liabilities: The fair value of deposits with no stated maturity, such as statement savings, interest bearing checking, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows using current interest rates for certificates of deposit with similar remaining maturities. The fair value of FHLB advances is estimated based on discounting the future cash flows using current interest rates for debt with similar remaining maturities.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	December 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$23,643	$—	$23,643	$—
Freddie Mac	6,287	—	6,287	—
Ginnie Mae	22,061	—	22,061	—
Other	8,979	—	8,979	—
Municipal bonds	10,544	—	10,544	—
U.S. Government agencies	47,438	—	47,438	—
Corporate bonds	23,218	—	23,218	—
Total available-for-sale investments	142,170	—	142,170	—
Derivative fair value asset	1,662	—	1,662	—
	$143,832	$—	$143,832	$—

	December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$26,564	$—	$26,564	$—
Freddie Mac	5,472	—	5,472	—
Ginnie Mae	21,576	—	21,576	—
Municipal bonds	13,395	—	13,395	—
U.S. Government agencies	42,633	—	42,633	—
Corporate bonds	22,602	—	22,602	—
Total available-for-sale investments	132,242	$—	132,242	$—
Derivative fair value asset	1,526	—	1,526	—
	$133,768	—	$133,768	—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2018, and 2017.

	December 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$10,087	$—	$—	$10,087
OREO	483	—	—	483
Total	$10,570	$—	$—	$10,570
_______________
(1) Total value of impaired loans is net of $62,000 of specific reserves on performing TDRs.

	December 31, 2017
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$17,849	$—	$—	$17,849
OREO	483	—	—	483
Total	$18,332	$—	$—	$18,332
________________
(1) Total value of impaired loans is net of $135,000 of specific reserves on performing TDRs.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2018 and 2017.

	December 31, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans	$10,087	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.00%)

OREO	$483	Market approach	Appraised value less selling costs	0.0% (0.00%)

	December 31, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans	$17,849	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.00%)

OREO	$483	Market approach	Appraised value less selling costs	0.0% (0.00%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value calculation of the Company’s financial instruments are an attempt to incorporate market conditions at a specific point in time. The underlying assumptions are generally subjective and involve uncertainties. Therefore, these fair value estimates are not intended to represent the underlying value of the Company as a whole.

The carrying amounts and estimated fair values of financial instruments at December 31, 2018, and 2017, were as follows:

	December 31, 2018		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$8,122	$8,122	$8,122	$—	$—
Interest-earning deposits	8,888	8,888	8,888	—	—
Investments available-for-sale	142,170	142,170	—	142,170	—
Loans receivable, net	1,022,904	1,012,114	—	—	1,012,114
FHLB stock	7,310	7,310	—	7,310	—
Accrued interest receivable	4,068	4,068	—	4,068	—
Derivative fair value asset	1,662	1,662	—	1,662	—

Financial Liabilities:
Deposits	450,033	450,033	450,033	—	—
Certificates of deposit, retail	391,174	390,101	—	390,101	—
Certificates of deposit, brokered	97,825	97,466	—	97,466	—
Advances from the FHLB	146,500	146,357	—	146,357	—
Accrued interest payable	478	478	—	478	—

	December 31, 2017		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$9,189	$9,189	$9,189	$—	$—
Interest-earning deposits	6,942	6,942	6,942	—	—
Investments available-for-sale	132,242	132,242	—	132,242	—
Loans receivable, net	988,662	980,578	—	—	980,578
FHLB stock	9,882	9,882	—	9,882	—
Accrued interest receivable	4,084	4,084	—	4,084	—
Derivative fair value asset	1,526	1,526	—	1,526	—

Financial Liabilities:
Deposits	430,750	430,750	430,750	—	—
Certificates of deposit, retail	333,264	331,199	—	331,199	—
Certificates of deposit, brokered	75,488	74,947	—	74,947	—
Advances from the FHLB	216,000	214,477	—	214,477	—
Accrued interest payable	326	326	—	326	—

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Loans receivable	$3,366	$3,492
Investments	699	590
Interest-earning deposits	3	2
	$4,068	$4,084

Note 9 - Deposits

Deposit accounts consisted of the following at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Noninterest-bearing	$46,108	$45,434
Interest-bearing demand	40,079	38,224
Statement savings	24,799	28,456
Money market	339,047	318,636
Certificates of deposit, retail (1)	391,174	333,264
Certificates of deposit, brokered	97,825	75,488
	$939,032	$839,502
_______________
(1) Shown net of $58,000 and $107,000 fair value adjustment.

At December 31, 2018, scheduled maturities of certificates of deposit were as follows:

December 31,	Amount
(In thousands)
2019	$230,338
2020	92,718
2021	90,944
2022	32,868
2023	42,131
thereafter	—
$488,999

Deposits included public funds of $28.5 million and $21.5 million at December 31, 2018 and 2017, respectively.

Certificates of deposit equal to or exceeding the FDIC insured amount of $250,000 included in deposits at December 31, 2018, and 2017, were $129.3 million and $84.3 million, respectively. Interest expense on certificates equal to or exceeding $250,000 totaled $1.8 million, $1.1 million, and $975,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Included in total deposits are accounts of $16.0 million and $7.6 million at December 31, 2018, and 2017, respectively which are controlled by related parties.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on deposits for the periods indicated was as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Interest-bearing demand	$79	$73	$30
Statement savings	34	42	47
Money market	3,550	1,779	870
Certificates of deposit, retail	5,825	4,362	3,934
Certificates of deposit, brokered	1,730	1,261	1,220
	$11,218	$7,517	$6,101

Note 10 - Other Borrowings

At December 31, 2018, and 2017, the Bank maintained credit facilities with the FHLB totaling $554.8 million and $406.5 million, respectively. The credit facility was collateralized by $216.4 million of single-family residential mortgages, $180.8 million of commercial real estate loans and $74.2 million of multifamily loans under a blanket lien arrangement at December 31, 2018. At December 31, 2017, the credit facility was collateralized by $190.7 million of single-family residential mortgages, $161.8 million of commercial real estate loans, and $70.1 million of multifamily loans under a blanket lien arrangement. The Bank also had $126.2 million unused line-of-credit facilities with other financial institutions at December 31, 2018, with interest payable at the then stated rate.

Outstanding advances at the FHLB for the years ended December 31 2018, and 2017 consisted of the following:

	Year ended December 31,
	2018	2017
	(Dollars in thousands)
Maximum borrowing outstanding at any month end	$224,000	$231,500
Average borrowing outstanding during year	183,667	192,227
Balance outstanding at end of year	146,500	216,000
Average rate paid during the year	1.92%	1.30%
Weighted-average rate paid at end of year	2.62	1.60

Scheduled maturities of Federal Home Loan Bank outstanding advances at December 31, 2018, were as follows:

Year Ended December 31,	Balance Due	Weighted Average Interest Rate at December 31, 2018
(Dollars in thousands)
FHLB overnight Fed Funds	$31,500	2.63%
2019	60,000	2.44
2020	—	—
2021	55,000	2.81
	$146,500

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cash flow hedges were determined to be fully effective during all periods presented. As such, no ineffectiveness has been included in net income.

The following table presents the fair value of derivative instruments as of December 31, 2018 and 2017:

	Balance Sheet Location	2018 Fair Value	2017 Fair Value
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedge	Other assets	$1,662	$1,526

Total derivatives		$1,662	$1,526

The following table presents the net gains of derivative instruments recorded in accumulated other comprehensive income:

	Balance Sheet Location	2018 Amount of Gain Recognized In OCI	2017 Amount of Gain Recognized In OCI
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedge	Other assets	$108	$125

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

The funding target is the present value of all benefits that have accrued as of the first day of the current plan year (July 1). Because interest rates used to calculate the present value of all benefits (5.71% for 2018 and 5.89% for 2017) is significantly higher than current market rates, the funding target does not represent the Company’s actual liability upon withdrawal from participation in the Pentegra DB Plan, which is significantly larger than the funding target. The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2018	2017
Source	Valuation Report	Valuation Report
First Financial Northwest’s Plan(1)	102.7%	104.8%
_________________
(1) Market value of plan assets reflects any contributions received through June 30, 2018, or 2017, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $367.1 million and $153.2 million for the plan years ended June 30, 2017 and June 30, 2016 respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company’s policy is to fund pension costs as accrued.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total contributions during the years ended December 31, 2018, 2017, and 2016 were:

2018		2017		2016
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount
(in thousands)
10/9/2018	$43	10/12/2017	$38	10/7/2016	$40
11/13/2018	497	11/30/2017	502	11/23/2016	500
Total	$540	Total	$540	Total	$540

Supplemental Executive Retirement Plan

The Company has entered into post-employment agreements with certain key officers to provide supplemental retirement benefits. The Company recorded $18,000, $69,000 and $36,000 of deferred compensation expense for the years ended December 31, 2018, 2017, and 2016, respectively.

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment. Under the plan, employee contributions up to 6% will be matched 50% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market, or fixed income plans. The Company contributed $312,000, $261,000 and $201,000 to the plan for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to First Financial Northwest. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.6 million were made by the ESOP during 2018, 2017, and 2016.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

A summary of key transactions for the ESOP for the periods indicated follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
ESOP contribution expense	$1,906	$1,941	$1,605
Dividends on unallocated ESOP shares used to reduce ESOP contribution	166	175	183

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares held by the ESOP at December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017
	(Dollars in thousands, except share data)
Allocated shares	1,269,600	1,156,747
Unallocated shares	423,200	536,053
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$6,547	$8,314

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. Restricted stock awards and stock options that were granted under the 2008 Plan will continue to vest and be available for exercise, subject to the 2008 Plan provisions. At December 31, 2018, there were 1,290,670 total shares available for grant under the 2016 Plan, including 345,335 shares available to be granted as restricted stock.

Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date.

Total compensation expense for the both the 2008 Plan and 2016 Plan for the years ended December 31, 2018, 2017, and 2016 was $650,000, $574,000, and $622,000, respectively. The related income tax benefit was $137,000, $201,000 and $218,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

There were no stock options granted in 2018, 2017, or 2016.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option plan awards activity for the year ended December 31, 2018 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	452,940	$10.21
Granted	—	—
Exercised	(137,940)	9.90
Forfeited or expired	—	—
Outstanding at December 31, 2018	315,000	10.34	4.98	$1,615,600
Expected to vest assuming a 3% forfeiture rate over the vesting term	313,950	10.34	4.98	1,611,762
Exercisable at December 31, 2018	280,000	10.16	4.83	1,487,670

As of December 31, 2018, there was $116,000 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over the remaining weighted-average vesting period of 1.4 years.

Restricted Stock Awards

A summary of changes in nonvested restricted stock awards for the year ended December 31, 2018, follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	5,000	$10.88
Granted	30,179	17.14
Vested	(14,192)	16.77
Nonvested at December 31, 2018	20,987	15.90

Expected to vest assuming a 3% forfeiture rate over the vesting term	20,357

As of December 31, 2018 there was $57,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of two months. The total fair value of shares vested during the years ended December 31, 2018, and 2017 were $238,000 and $187,000, respectively.

Note 13 - Federal Income Taxes

The components of income tax expense for the years indicated are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current	$3,973	$3,204	$2,164
Deferred	(280)	1,738	1,548
Total income tax expense	$3,693	$4,942	$3,712

On December 22, 2017, the U.S. Government enacted the Tax Act. The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35% to a flat 21% rate. The corporate income tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation of the Company’s deferred tax assets and liabilities to account for

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the future impact of lower corporate tax rates and other provisions of the legislation. As a result of the Company’s revaluation, the DTA was reduced at December 31, 2017 through a one-time increase to the provision for income tax of $807,000.

A reconciliation of the tax provision based on the statutory corporate rate of 21% for the year ended December 31, 2018, and 35% during the years ended December 31, 2017 and 2016, on pretax income is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income tax expense at statutory rate	$3,904	$4,697	$4,412
Income tax effect of:
Tax exempt interest, net	(53)	(107)	(103)
Benefit of lower federal tax bracket	—	(98)	—
DTA revaluation	—	807	—
Other, net	(158)	(357)	(597)
Total income tax expense	$3,693	$4,942	$3,712

The DTA, included in the accompanying consolidated balance sheets, consisted of the following at the dates indicated:

	December 31,
	2018	2017	2016
	(In thousands)
Deferred tax assets:
ALLL	$2,801	$2,700	$3,803
Reserve for unfunded commitments	96	98	131
Deferred compensation	293	329	592
Net unrealized loss on investments available-for-sale	640	259	557
Alternative minimum tax credit carryforward	—	—	45
Employee benefit plans	527	533	951
OREO market value adjustments	4	4	231
Accrued expenses	111	112	453
Core deposit intangible	18	5	—
Expenses to facilitate branch acquisition	26	62	—
Split dollar life insurance	51	—	—
Deferred lease	18	—	—
Total deferred tax assets	$4,585	$4,102	$6,763
Deferred tax liabilities:
FHLB stock dividends	110	271	552
Loan origination fees and costs	903	1,321	1,477
Gain on fair value of cash flow hedge	349	320	467
Fixed assets	1,271	891	869
Goodwill	17	4	—
Other, net	91	84	256
Total deferred tax liabilities	$2,741	$2,891	$3,621
Deferred tax assets, net	$1,844	$1,211	$3,142

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2018 and 2017, the Company had no net operating loss carryforward. The remaining alternative tax credit carryforward of $45,000 was exhausted during 2017.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized.  In order to support a conclusion that a valuation allowance is not needed, management evaluates both positive and negative evidence under the “more likely than not” standard. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which the strength of the evidence can be objectively verified. As of December 31, 2018, it was determined the full deferred tax asset would be realized in future periods and a valuation allowance would not be necessary.

Note 14 - Regulatory Capital Requirements

Under Federal regulations, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.

The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of their assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices, and until August 30, 2018, First Financial Northwest was subject to similar capital regulations. At December 31, 2017, and if the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at December 31, 2018, the Company exceeded all regulatory requirements.

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

As of December 31, 2018, according to the most recent notification from the FDIC, the Bank was categorized as well‑capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Financial Northwest Bank’s actual capital amounts and ratios at December 31, 2018, and 2017, are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2018:
Total risk-based capital	$140,220	14.68%	$76,417	8.00%	$95,521	10.00%

Tier 1 risk-based capital	128,257	13.43	57,313	6.00	76,417	8.00

Common equity tier 1 capital (“CET1”)	128,257	13.43	42,985	4.50	62,089	6.50

Tier 1 leverage capital	128,257	10.37	49,491	4.00	61,863	5.00

December 31, 2017:
Total risk-based capital	$134,292	13.77%	$78,006	8.00%	$97,507	10.00%

Tier 1 risk-based capital	122,090	12.52	58,504	6.00	78,006	8.00

Common equity tier 1 capital	122,090	12.52	43,878	4.50	63,379	6.50

Tier 1 leverage capital	122,090	10.20	47,874	4.00	59,843	5.00

In addition to the minimum CET1, Tier 1, total capital and leverage ratios, First Financial Northwest and the Bank have to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. The capital conservation buffer requirement began to be phased in on January 1, 2016 when more than 0.625% of risk-weighted assets was required, and increased by 0.625% on each subsequent January 1, until fully implemented to an amount more than 2.5% of risk-weighted assets on January 1, 2019. As of December 31, 2018, the conservation buffer requirement was 1.875% and the Bank’s actual conservation buffer was 6.68%.

Note 15 - Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company makes loan commitments, typically unfunded loans and unused lines of credit, to accommodate the financial needs of its customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to originate loans or extend credit totaled $126.1 million at December 31, 2018, and $126.4 million at December 31, 2017.

Lease Commitments. First Financial Northwest Bank has entered into lease commitments for its branches located in Mill Creek, Edmonds, Renton, Bellevue, Woodinville, Smokey Point, Lake Stevens, Bothell, and Kent, all in Washington. The following table sets forth, at December 31, 2018, the Bank’s commitment for future lease payments under our operating leases:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ending December 31,	Future Minimum Lease Payments
(In thousands)
2019	$510
2020	504
2021	328
2022	294
2023	187
Thereafter	161
Total	$1,984

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

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2018	2017
	(In thousands)
Assets
Cash and cash equivalents	$140	$151
Interest-bearing deposits	22,362	14,309
Investment in subsidiaries	130,209	125,530
Receivable from subsidiaries	1,207	2,933
Other assets	52	47
Total assets	$153,970	$142,970

Liabilities and Stockholders’ Equity
Liabilities:
Payable to subsidiaries	$47	$97
Deferred tax liability, net	2	9
Other liabilities	183	230
Total liabilities	232	336
Stockholders’ equity	153,738	142,634
Total liabilities and stockholders’ equity	$153,970	$142,970

FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$157	$47	$92
Total operating income	157	47	92
Operating expenses:
Other expenses	1,557	1,534	1,913
Total operating expenses	1,557	1,534	1,913
Loss before provision for federal income taxes and equity in undistributed earnings of subsidiaries	(1,400)	(1,487)	(1,821)
Federal income tax benefit	(311)	(565)	(701)
Loss before equity in undistributed loss of subsidiaries	(1,089)	(922)	(1,120)
Equity in undistributed earnings of subsidiaries	15,988	9,401	10,012
Net income	$14,899	$8,479	$8,892

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$14,899	$8,479	$8,892
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(15,988)	(9,401)	(10,012)
Dividends received from subsidiary	10,858	8,528	4,417
ESOP, stock options, and restricted stock compensation	28	27	27
Change in deferred tax assets, net	(7)	(8)	40
Change in receivables from subsidiaries	7	(1,518)	1,578
Change in payables to subsidiaries	(50)	39	(26)
Change in other assets	(5)	55	4
Changes in other liabilities	(47)	98	21
Net cash provided by operating activities	9,695	6,299	4,941
Cash flows from investing activities:
Investments in subsidiaries	334	—	—
ESOP loan repayment	2,833	1,229	1,171
Net cash provided in investing activities	3,167	1,229	1,171
Cash flows from financing activities:
Proceeds from exercise of stock options	1,365	1,309	298
Proceeds for vested awards	206	371	370
Net share settlement of stock awards	(40)	(138)	(98)
Repurchase and retirement of common stock	(3,153)	(5,238)	(40,812)
Dividends paid	(3,198)	(2,777)	(2,803)
Net cash used by financing activities	(4,820)	(6,473)	(43,045)
Net increase (decrease) in cash	8,042	1,055	(36,933)
Cash and cash equivalents at beginning of year	14,460	13,405	50,338
Cash and cash equivalents at end of year	$22,502	$14,460	$13,405

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except share data)
Net income	$14,899	$8,479	$8,892
Earnings allocated to participating securities	(28)	(4)	(21)
Earnings allocated to common shareholders	$14,871	$8,475	$8,871

Basic weighted-average common shares outstanding	10,306,835	10,289,049	11,868,278
Dilutive effect of stock options	108,503	137,950	143,605
Dilutive effect of restricted stock grants	8,849	10,450	16,545
Diluted weighted-average common shares outstanding	10,424,187	10,437,449	12,028,428

Basic earnings per share	$1.44	$0.82	$0.75
Diluted earnings per share	$1.43	$0.81	$0.74

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. For the years ended December 31, 2018 and 2017 there were no anti-dilutive shares outstanding related to options to acquire common stock. For the year ended December 31, 2016, anti-dilutive shares outstanding related to options to acquire common stock totaled 60,000 because the incremental shares under the treasury stock method of calculation resulted in them being antidilutive.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Summarized Consolidated Quarterly Financial Data (Unaudited)

The following table presents summarized consolidated quarterly data for each of the last three years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except share data)
2018
Total interest income	$14,113	$13,588	$13,888	$14,324
Total interest expense	3,129	3,459	3,829	4,321
Net interest income	10,984	10,129	10,059	10,003
(Recapture of provision) provision for loan losses	(4,000)	(400)	200	200
Net interest income after (recapture of provision) provision for loan losses	14,984	10,529	9,859	9,803
Total noninterest income	646	663	841	728
Total noninterest expense	7,027	7,487	7,201	7,746
Income before provision for income taxes	8,603	3,705	3,499	2,785
Provision for federal income tax expense	1,761	603	707	622
Net income	$6,842	$3,102	$2,792	$2,163

Basic earnings per share (1)	$0.67	$0.30	$0.27	$0.21
Diluted earnings per share	$0.66	$0.30	$0.27	$0.21

2017
Total interest income	$10,998	$11,343	$12,003	$13,300
Total interest expense	2,136	2,346	2,628	2,912
Net interest income	8,862	8,997	9,375	10,388
Provision (recapture of provision) for loan losses	200	100	500	(1,200)
Net interest income after provision (recapture of provision) for loan losses	8,662	8,897	8,875	11,588
Total noninterest income	535	731	731	211
Total noninterest expense	6,068	6,836	6,836	7,069
Income before provision for income taxes	3,129	2,792	2,770	4,730
Provision for federal income tax expense	785	924	909	2,324
Net income	$2,344	$1,868	$1,861	$2,406

Basic earnings per share (1)	$0.23	$0.18	$0.18	$0.24
Diluted earnings per share (1)	$0.22	$0.18	$0.18	$0.23

2016
Total interest income	$9,562	$9,896	$10,842	$11,409
Total interest expense	1,781	1,713	1,908	2,105
Net interest income	7,781	8,183	8,934	9,304
(Recapture of provision) provision for loan losses	(100)	600	900	(100)
Net interest income after (recapture of provision) provision for loan losses	7,881	7,583	8,034	9,404
Total noninterest income	480	708	673	790
Total noninterest expense	5,773	6,072	5,254	5,850
Income before provision for income taxes	2,588	2,219	3,453	4,344
Provision for federal income tax expense	763	779	847	1,323
Net income	$1,825	$1,440	$2,606	$3,021

Basic earnings per share	$0.14	$0.12	$0.22	$0.29
Diluted earnings per share	$0.14	$0.11	$0.22	$0.29
(1) Basic and diluted quarterly earnings per share may not equal total for year due to rounding.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Revenue Recognition

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

Disaggregation of Revenue

The following table includes the Company’s noninterest income disaggregated by type of service for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(In thousands)
Loss on sales of investment securities (1)	$(20)	$(567)
BOLI change in cash surrender value (1)	814	623
Wealth management revenue	611	919
Deposit related fees	265	229
Debit card and ATM fees	416	217
Loan related fees	425	571
Loan interest swap fees	343	205
Other	24	11
Total noninterest income	$2,878	$2,208
____________
(1) Not in scope of Topic 606

For the year ended December 31, 2018, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contract Balances

At December 31, 2018, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2018 under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of our senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2018, First Financial Northwest’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to First Financial Northwest management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

First Financial Northwest’s management assessed the effectiveness of First Financial Northwest’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based

on that assessment, First Financial Northwest’s management believes that, as of December 31, 2018, First Financial Northwest’s internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included in Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2018 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under the section captioned “Proposal 1 - Election of Directors” in First Financial Northwest’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference.

For information regarding the executive officers of First Financial Northwest and the Bank, see the information contained herein under the section captioned “Item 1. Business - Personnel - Executive Officers of the Registrant.”

Audit Committee Financial Expert

At December 31, 2018 our Audit Committee was composed of Directors Roger H. Molvar (Chairman), Joann E. Lee and Richard M. Riccobono. Each member of the Audit Committee is “independent” as defined in listing standards of The Nasdaq Stock Market LLC. Our Board of Directors has designated Directors Roger H. Molvar, Joann E. Lee and Richard M. Riccobono as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K. Directors Roger H. Molvar, Joann E. Lee and Richard M. Riccobono are independent as that term is used in Item 407(d)(5)(i)(B) of SEC’s Regulation S-K.

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

(d)    Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest’s equity compensation plans as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2008 Equity Incentive Plan(1)	315,000	$10.34	—
2016 Equity Incentive Plan (2)	—	—	1,290,670
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	315,000	$10.34	1,290.67
___________________
(1) The 839,634 restricted shares granted under the 2008 Equity Incentive Plan were purchased by First Financial Northwest in open market transactions and subsequently issued to First Financial Northwest’s directors and certain employees. As of December 31, 2018, the restricted shares granted under the 2008 Equity Incentive Plan were fully vested.
(2) The shares available for grant under the 2016 Equity Incentive Plan include 345,335 shares of restricted stock. Each share granted as restricted stock reduces the total available shares for grant by two shares.

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

Item 14. Principal Accounting Fees and Services

The information required by this item under the section captioned "Proposal 4- Ratification of the appointment of Moss

Adams as our independent auditor for 2019” in the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan(8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (3)
10.9	Separation Agreement and General Release between First Financial Northwest Bank and Gregg DeRitis dated August 31, 2017 (9)
10.10	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (11)
10.12	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (11)
10.13	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (12)
10.14	Offer letter for Randy T. Riffle (13)
10.15	Form of Involuntary Termination Agreement with Randy T. Riffle (14)
10.16	Form of Change in Control Severance Agreement with Randy T. Riffle (14)
14	Code of Business Conduct and Ethics (posted on the Company’s website at www.fsbnw.com pursuant to Regulation S-K section 229.406(c))
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

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
(7)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2016.
(8)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.
(9)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September, 8, 2017.
(10)    Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for March 31, 2018 filed on

May 8, 2018.
(11)    Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-8 on June 15, 2016 (333-212029).
(12) Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for September 30, 2018 filed November 7, 2018.
(13)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2018.
(14)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 3, 2019.

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 13, 2019	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger H. Molvar	Chairman of the Board and Director	March 13, 2019
Roger H. Molvar

/s/ Joseph W. Kiley III	President, Chief Executive Officer and Director	March 13, 2019
Joseph W. Kiley III	(Principal Executive Officer)

/s/ Richard P. Jacobson	Chief Financial Officer and Director	March 13, 2019
Richard P. Jacobson	(Principal Financial Officer)

/s/ Christine A. Huestis	Vice President and Controller	March 13, 2019
Christine A. Huestis	(Principal Accounting Officer)

/s/ Gary F. Faull	Director	March 13, 2019
Gary F. Faull

/s/ Joann E. Lee	Director	March 13, 2019
Joann E. Lee

/s/ Kevin D. Padrick	Director	March 13, 2019
Kevin D. Padrick

/s/ Daniel L. Stevens	Director	March 13, 2019
Daniel L. Stevens

/s/ Richard M. Riccobono	Director	March 13, 2019
Richard M. Riccobono

Exhibit Index

Exhibit No.	Description
14	Code of Business Conduct and Ethics
21	Subsidiaries
23	Consent of Independent Registered Public Accounting Firm- Moss Adams LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.