Form 10-Q
period 2019-03-31
First Financial Northwest, Inc.
filed 2019-05-09
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO   X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	FFNW	The Nasdaq Stock Market, LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 7, 2019, 10,375,325 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	March 31, 2019	December 31, 2018
Assets
	(Unaudited)
Cash on hand and in banks	$9,366	$8,122
Interest-earning deposits with banks	14,596	8,888
Investments available-for-sale, at fair value	138,658	142,170
Loans receivable, net of allowance of $13,808 and $13,347	1,051,711	1,022,904
Federal Home Loan Bank ("FHLB") stock, at cost	8,041	7,310
Accrued interest receivable	4,861	4,068
Deferred tax assets, net	1,728	1,844
Other real estate owned ("OREO")	454	483
Premises and equipment, net	21,370	21,331
Bank owned life insurance ("BOLI"), net	30,162	29,841
Prepaid expenses and other assets	4,947	3,458
Goodwill	889	889
Core deposit intangible	1,079	1,116
Total assets	$1,287,862	$1,252,424

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$46,026	$46,108
Interest-bearing deposits	909,246	892,924
Total deposits	955,272	939,032
FHLB advances	163,500	146,500
Advance payments from borrowers for taxes and insurance	5,374	2,933
Accrued interest payable	478	478
Other liabilities	11,554	9,743
Total liabilities	1,136,178	1,098,686

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 10,457,625 shares at March 31, 2019, and 10,710,656 shares at December 31, 2018	104	107
Additional paid-in capital	89,800	93,773
Retained earnings	67,568	66,343
Accumulated other comprehensive loss, net of tax	(1,838)	(2,253)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(3,950)	(4,232)
Total stockholders' equity	151,684	153,738
Total liabilities and stockholders' equity	$1,287,862	$1,252,424

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income
Loans, including fees	$13,281	$13,042
Investments available-for-sale	1,159	929
Interest-earning deposits with banks	40	38
Dividends on FHLB stock	91	104
Total interest income	14,571	14,113
Interest expense
Deposits	3,822	2,276
FHLB advances and other borrowings	897	853
Total interest expense	4,719	3,129
Net interest income	9,852	10,984
Provision (recapture of provision) for loan losses	400	(4,000)
Net interest income after provision (recapture of provision) for loan losses	9,452	14,984
Noninterest income
Net loss on sale of investments	(8)	—
BOLI income	269	249
Wealth management revenue	196	99
Deposit related fees	171	161
Loan related fees	63	134
Other	9	3
Total noninterest income	700	646
Noninterest expense
Salaries and employee benefits	5,000	4,662
Occupancy and equipment	866	769
Professional fees	496	328
Data processing	518	324
OREO related expenses, net	31	1
Regulatory assessments	137	155
Insurance and bond premiums	105	106
Marketing	86	107
Other general and administrative	470	575
Total noninterest expense	7,709	7,027
Income before federal income tax provision	2,443	8,603
Federal income tax provision	498	1,761
Net income	$1,945	$6,842
Basic earnings per common share	$0.19	$0.67
Diluted earnings per common share	$0.19	$0.66
Basic weighted average number of common shares outstanding	10,118,286	10,210,828
Diluted weighted average number of common shares outstanding	10,220,900	10,336,566
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$1,945	$6,842
Other comprehensive income, before tax:
Unrealized holding gain (loss) on investments available-for-sale	976	(1,473)
Tax (provision) benefit	(205)	309
Reclassification adjustment for net losses realized in income	8	—
Tax provision	(1)	—
(Loss) gain on cash flow hedge	(460)	663
Tax benefit (provision)	97	(139)
Other comprehensive income (loss), net of tax	415	(640)
Total comprehensive income	$2,360	$6,202

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended March 31, 2018
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2017	10,748,437	$107	$94,173	$54,642	$(928)	$(5,360)	$142,634
Net income	—	—	—	6,842	—	—	6,842
Other comprehensive (loss) income	—	—	—	—	(640)	—	(640)
Exercise of stock options	10,000	—	98	—	—	—	98
Issuance of common stock - restricted stock awards, net	20,987	1	—	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	83	—	—	—	83
Allocation of 28,213 ESOP shares	—	—	173	—	—	281	454
Cash dividend declared and paid ($0.07 per share)	—	—	—	(717)	—	—	(717)
Balances at March 31, 2018	10,779,424	$108	$94,527	$60,767	$(1,568)	$(5,079)	$148,755

	Three Months Ended March 31, 2019
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2018	10,710,656	$107	$93,773	$66,343	$(2,253)	$(4,232)	$153,738
Net income	—	—	—	1,945	—	—	1,945
Other comprehensive income	—	—	—	—	415	—	415
Issuance of common stock - restricted stock awards, net	16,698	—	(93)	—	—	—	(93)
Compensation related to stock options and restricted stock awards	—	—	124	—	—	—	124
Allocation of 28,213 ESOP shares	—	—	163	—	—	282	445
Repurchase and retirement of common stock	(263,800)	(3)	(4,167)	—	—	—	(4,170)
Canceled common stock - restricted stock awards	(5,929)	—	—	—	—	—	—
Cash dividend declared and paid ($0.08 per share)	—	—	—	(807)	—	—	(807)
Beginning balance adjustment from adoption of Topic 842	—	—	—	87	—	—	87
Balances at March 31, 2019	10,457,625	$104	$89,800	$67,568	$(1,838)	$(3,950)	$151,684

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,945	$6,842
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recapture of provision) for loan losses	400	(4,000)
OREO market value adjustments	29	—
Net amortization of premiums and discounts on investments	193	274
Loss on sale of investments available-for-sale	8	—
Depreciation of premises and equipment	427	401
Deferred federal income taxes	7	19
Allocation of ESOP shares	445	454
Stock compensation expense	124	84
Increase in cash surrender value of BOLI	(269)	(249)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(1,912)	2,517
Net increase in advance payments from borrowers for taxes and insurance	2,441	1,963
(Increase) decrease in accrued interest receivable	(793)	103
Increase (decrease) in accrued interest payable	—	(56)
Increase in other liabilities	1,898	374
Net cash provided by operating activities	4,943	8,726
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investments available-for-sale	2,995	2,000
Principal repayments on investments available-for-sale	1,300	1,601
Purchases of investments available-for-sale	—	(15,978)
Net (increase) decrease in loans receivable	(29,207)	1,524
(Purchase) redemption of FHLB stock	(731)	432
Purchase of premises and equipment	(466)	(995)
Purchase of BOLI	(52)	—
Net cash used by investing activities	(26,161)	(11,416)

Continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Net increase in deposits	$16,240	$23,727
Advances from the FHLB	71,500	140,000
Repayments of advances from the FHLB	(54,500)	(156,000)
Proceeds from stock options exercises	—	98
Net share settlement of stock awards	(93)	—
Repurchase and retirement of common stock	(4,170)	—
Dividends paid	(807)	(717)
Net cash provided by financing activities	28,170	7,108
Net increase in cash and cash equivalents	6,952	4,418
Cash and cash equivalents at beginning of period	17,010	16,131
Cash and cash equivalents at end of period	$23,962	$20,549

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$4,719	$3,185

Noncash items:
Change in unrealized loss on investments available-for-sale	$984	$(1,473)
Change in gain on cash flow hedge	(460)	663

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

At March 31, 2019, First Financial Northwest Bank operated in eleven locations in Washington with the headquarters and six branch locations in King County and five branch locations in Snohomish County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington. The Bank has received FDIC approval to open an additional branch in Kirkland, Washington, which is expected to open later in 2019.

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

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC (“2018 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842) to address the comparative reporting requirements when this ASU is adopted. In March 2019, FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements. Under these ASUs, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The Company adopted this ASU on January 1, 2019 and according to ASU 2018-11, elected to recognize the related cumulative-effect adjustment as an adjustment to the opening balance of retained earnings. Adoption of ASU 2016-02 resulted in the addition of a right-of-use asset and lease related to certain banking offices under noncancelable operating lease agreements. The resulting increase did not to have a material impact on the Company’s consolidated financial statements or regulatory capital ratios. For more information see Note 8 ‑ Leases in this report.

In March 2017, FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The Company adopted this ASU during the quarter ended March 31, 2019 with no material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available‑for‑sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is evaluating our current expected loss methodology of our loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to our ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. We are in the process of compiling historical and industry data that will be used to calculate expected credit losses on our loan portfolio to ensure we are fully compliant with the ASU at the adoption date and are evaluating the potential impact adoption of this ASU will have on our consolidated financial statements. The Company intends to adopt ASU 2016-13 in the first quarter of 2020, and as a result, we expect our allowance for loan losses to increase. Until our evaluation is complete, however, the magnitude of the increase will not be known.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$23,967	$89	$(370)	$23,686
Freddie Mac	6,310	27	(18)	6,319
Ginnie Mae	23,053	10	(1,050)	22,013
Other	8,925	47	(19)	8,953
Municipal bonds	7,619	169	(21)	7,767
U.S. Government agencies	47,355	72	(820)	46,607
Corporate bonds	23,491	323	(501)	23,313
Total	$140,720	$737	$(2,799)	$138,658

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$24,276	$24	$(657)	$23,643
Freddie Mac	6,351	10	(74)	6,287
Ginnie Mae	23,311	—	(1,250)	22,061
Other	8,983	17	(21)	8,979
Municipal bonds	10,615	49	(120)	10,544
U.S. Government agencies	48,190	73	(825)	47,438
Corporate bonds	23,490	399	(671)	23,218
Total	$145,216	$572	$(3,618)	$142,170

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	March 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$15,338	$(370)	$15,338	$(370)
Freddie Mac	—	—	3,203	(18)	3,203	(18)
Ginnie Mae	—	—	19,135	(1,050)	19,135	(1,050)
Other	6,008	(19)	—	—	6,008	(19)
Municipal bonds	—	—	987	(21)	987	(21)
U.S. Government agencies	9,661	(114)	30,381	(706)	40,042	(820)
Corporate bonds	—	—	6,999	(501)	6,999	(501)
Total	$15,669	$(133)	$76,043	$(2,666)	$91,712	$(2,799)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$5,480	$(32)	$16,721	$(625)	$22,201	$(657)
Freddie Mac	1,994	(23)	3,185	(51)	5,179	(74)
Ginnie Mae	2,867	(8)	19,194	(1,242)	22,061	(1,250)
Other	6,008	(21)	—	—	6,008	(21)
Municipal bonds	4,161	(46)	934	(74)	5,095	(120)
U.S. Government agencies	5,985	(13)	30,779	(812)	36,764	(825)
Corporate bonds	—	—	6,828	(671)	6,828	(671)
Total	$26,495	$(143)	$77,641	$(3,475)	$104,136	$(3,618)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. At March 31, 2019, and December 31, 2018, the Company had 37 securities and 51 securities in an unrealized loss position, respectively, with 31 of these securities in an unrealized loss position for 12 months or more at both dates. Management does not believe that any individual unrealized loss as of March 31, 2019, or December 31, 2018, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase. Management also reviewed the financial condition of the entities issuing municipal or corporate bonds at March 31, 2019, and December 31, 2018, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at March 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2019
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$251	$250
Due after one year through five years	7,328	7,481
Due after five years through ten years	19,291	19,000
Due after ten years	51,595	50,956
	78,465	77,687
Mortgage-backed investments	62,255	60,971
Total	$140,720	$138,658

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $15.7 million and $15.6 million were pledged as collateral for public deposits at March 31, 2019, and December 31, 2018, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three months ended March 31, 2019, we had calls and sales on investment securities of $3.0 million, generating a net loss of $8,000. For the three months ended March 31, 2018, we had a maturity on one investment security of $2.0 million generating no gain or loss.

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$194,648	$194,141
Permanent non-owner occupied	156,684	147,825
	351,332	341,966

Multifamily	167,843	169,355

Commercial real estate	384,686	373,819

Construction/land:
One-to-four family residential	84,191	86,604
Multifamily	87,748	83,642
Commercial	22,400	18,300
Land	6,965	6,740
	201,304	195,286

Business	33,513	30,486
Consumer	14,336	12,970
Total loans	1,153,014	1,123,882

Less:
Loans in process ("LIP") (1)	86,794	86,453
Deferred loan fees, net	701	1,178
Allowance for loan and lease losses ("ALLL")	13,808	13,347
Loans receivable, net	$1,051,711	$1,022,904
_______________
(1) LIP is the amount of committed but undisbursed funds on construction loans.

At March 31, 2019, loans totaling $480.7 million were pledged to secure borrowings from the FHLB of Des Moines compared to $471.4 million at December 31, 2018.

Credit Quality Indicators. The Company assigns a risk rating to all credit exposures based on a risk rating system designed to define the basic characteristics and identified risk elements of each credit extension. The Company utilizes a nine‑point risk rating system. A description of the general characteristics of the risk grades is as follows:

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

•
Grade 6: These credits, classified as “special mention”, possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. If left uncorrected, these potential weaknesses may result in deterioration in the Company’s credit position at a future date.

•
Grade 7: These credits, classified as “substandard”, present a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These credits have well defined weaknesses which jeopardize the orderly liquidation of the debt and are inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.

•
Grade 8: These credits are classified as “doubtful” and possess well defined weaknesses which make the full collection or liquidation of the loan highly questionable and improbable. This classification is used where significant risk exposures are perceived but the exact amount of the loss cannot yet be determined due to pending events.

•
Grade 9: Assets classified as “loss” are considered uncollectible and cannot be justified as a viable asset for the Company. There is little or no prospect of near term recovery and no realistic strengthening action of significance is pending.

As of March 31, 2019, and December 31, 2018, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at March 31, 2019, and December 31, 2018 by type and risk category:

	March 31, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$349,894	$167,843	$384,149	$112,380	$33,513	$14,292	$1,062,071
Special mention	795	—	537	2,130	—	—	3,462
Substandard	643	—	—	—	—	44	687
Total loans	$351,332	$167,843	$384,686	$114,510	$33,513	$14,336	$1,066,220
_______________

(1) Net of LIP.

	December 31, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$339,310	$169,355	$372,690	$108,854	$30,486	$12,926	$1,033,621
Special mention	1,737	—	782	—	—	—	2,519
Substandard	919	—	326	—	—	44	1,289
Total loans	$341,966	$169,355	$373,798	$108,854	$30,486	$12,970	$1,037,429
_______________

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

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended March 31, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,387	$1,680	$4,777	$2,331	$936	$236	$13,347
Charge-offs	—	—	—	—	—	—	—
Recoveries	24	—	—	—	—	37	61
(Recapture) provision	(379)	(101)	32	801	94	(47)	400
Ending balance	$3,032	$1,579	$4,809	$3,132	$1,030	$226	$13,808

ALLL by category:
General reserve	$2,982	$1,579	$4,809	$3,132	$1,030	$226	$13,758
Specific reserve	50	—	—	—	—	—	50

Loans: (1)
Total loans	$351,332	$167,843	$384,686	$114,510	$33,513	$14,336	$1,066,220
Loans collectively evaluated for impairment (2)	345,569	167,843	382,530	114,510	33,513	14,292	1,058,257
Loans individually evaluated for impairment (3)	5,763	—	2,156	—	—	44	7,963
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2019, past due loans were 0.03% of total loans receivable, net of LIP. In comparison, past due loans were 0.08% of total loans receivable, net of LIP at December 31, 2018. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of March 31, 2019
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$107	$—	$—	$107	$194,541	$194,648
Non-owner occupied	166	—	—	166	156,518	156,684
Multifamily	—	—	—	—	167,843	167,843
Commercial real estate	—	—	—	—	384,686	384,686
Construction/land	—	—	—	—	114,510	114,510
Total real estate	273	—	—	273	1,018,098	1,018,371
Business	—	—	—	—	33,513	33,513
Consumer	44	—	—	44	14,292	14,336
Total loans	$317	$—	$—	$317	$1,065,903	$1,066,220
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at March 31, 2019.
(2) Net of LIP.

	Loans Past Due as of December 31, 2018
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$223	$—	$272	$495	$193,646	$194,141
Non-owner occupied	—	—	—	—	147,825	147,825
Multifamily	—	—	—	—	169,355	169,355
Commercial real estate	—	—	326	326	373,472	373,798
Construction/land	—	—	—	—	108,854	108,854
Total real estate	223	—	598	821	993,152	993,973
Business	—	—	—	—	30,486	30,486
Consumer	—	—	—	—	12,970	12,970
Total loans	$223	$—	$598	$821	$1,036,608	$1,037,429
_________________

(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2018.
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonaccrual Loans. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	March 31, 2019	December 31, 2018
	(In thousands)
One-to-four family residential	$107	$382
Commercial real estate	—	326
Consumer	44	44
Total nonaccrual loans	$151	$752

During the three months ended March 31, 2019, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $6,000. For the three months ended March 31, 2018, foregone interest on nonaccrual loans was $6,000.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	March 31, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$351,225	$167,843	$384,686	$114,510	$33,513	$14,292	$1,066,069
Nonperforming (3)	107	—	—	—	—	44	151
Total loans	$351,332	$167,843	$384,686	$114,510	$33,513	$14,336	$1,066,220
_____________

(1)	Net of LIP.

(2)	There were $194.5 million of owner-occupied one-to-four family residential loans and $156.7 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	The $107,000 one-to-four family residential loan classified as nonperforming is owner-occupied.

	December 31, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$341,584	$169,355	$373,472	$108,854	$30,486	$12,926	$1,036,677
Nonperforming (3)	382	—	326	—	—	44	752
Total loans	$341,966	$169,355	$373,798	$108,854	$30,486	$12,970	$1,037,429
_____________

(1) Net of LIP.
(2) There were $193.8 million of owner-occupied one-to-four family residential loans and $147.8 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) The $382,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document. There were no funds committed to be advanced in connection with impaired loans at either March 31, 2019, or December 31, 2018.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	March 31, 2019
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$847	$1,030	$—
Non-owner occupied	2,040	2,040	—
Commercial real estate	2,156	2,156	—
Consumer	44	72	—
Total	5,087	5,298	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	511	558	18
Non-owner occupied	2,365	2,365	32
Total	2,876	2,923	50

Total impaired loans:
One-to-four family residential:
Owner occupied	1,358	1,588	18
Non-owner occupied	4,405	4,405	32
Commercial real estate	2,156	2,156	—
Consumer	44	72	—
Total	$7,963	$8,221	$50
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,078	$15	$1,314	$25
Non-owner occupied	2,208	31	7,658	127
Multifamily	—	—	1,131	18
Commercial real estate	2,328	38	1,062	19
Consumer	66	1	94	2
Total	5,680	85	11,259	191

Loans with an allowance:
One-to-four family residential:
Owner occupied	512	9	521	9
Non-owner occupied	2,746	30	3,304	47
Commercial real estate	121	—	2,121	34
Total	3,379	39	5,946	90

Total impaired loans:
One-to-four family residential:
Owner occupied	1,590	24	1,835	34
Non-owner occupied	4,954	61	10,962	174
Multifamily	—	—	1,131	18
Commercial real estate	2,449	38	3,183	53
Consumer	66	1	94	2
Total	$9,059	$124	$17,205	$281

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At March 31, 2019, the TDR portfolio totaled $7.8 million. At December 31, 2018, the TDR portfolio totaled $9.4 million. At both dates, all TDRs were performing according to their modified repayment terms.

At March 31, 2019, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three months ended March 31, 2019 and 2018.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDR modifications for the periods indicated and their recorded investment prior to and after the modification:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential
Principal and interest with interest rate concession and advancement of maturity date	6	824	824	—	—	—
Advancement of maturity date	3	694	694	—	—	—
Total	9	1,518	1,518	—	—	—

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three months ended March 31, 2019, and March 31, 2018, no loans that had been modified in the previous 12 months defaulted.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$483	$483
Market value adjustments	(29)	—
Balance at end of period	$454	$483

For the three months ended March 31, 2019, there were no OREO properties sold. Based on current appraisals, there were $29,000 in market value adjustments taken on the properties in OREO. For the three months ended March 31, 2018, there were no sales or market value adjustments on our OREO properties. OREO at March 31, 2019, consisted of $454,000 in commercial real estate properties. At March 31, 2019, there were no loans for which formal foreclosure proceedings were in process.

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

The Company used the following methods to measure fair value on a recurring or nonrecurring basis:

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

•
Loans receivable: The fair value of loans receivable are based on the exit price notion, and are calculated from inputs reflective of current market pricing for similar instruments, to include current origination spreads, liquidity premiums, and credit adjustments. The fair value of nonperforming loans is estimated using the fair value of the underlying collateral.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at March 31, 2019 and December 31, 2018:

	Fair Value Measurements at March 31, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$23,686	$—	$23,686	$—
Freddie Mac	6,319	—	6,319	—
Ginnie Mae	22,013	—	22,013	—
Other	8,953	—	8,953	—
Municipal bonds	7,767	—	7,767	—
U.S. Government agencies	46,607	—	46,607	—
Corporate bonds	23,313	—	23,313	—
Total available-for-sale investments	138,658	—	138,658	—
Derivative fair value asset	1,203	—	1,203	—
Total	$139,861	$—	$139,861	$—

	Fair Value Measurements at December 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$23,643	$—	$23,643	$—
Freddie Mac	6,287	—	6,287	—
Ginnie Mae	22,061	—	22,061	—
Other	8,979	—	8,979	—
Municipal bonds	10,544	—	10,544	—
U.S. Government agencies	47,438	—	47,438	—
Corporate bonds	23,218	—	23,218	—
Total available-for-sale investments	142,170	—	142,170	—
Derivative fair value asset	1,662	—	1,662	—
Total	$143,832	$—	$143,832	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at March 31, 2019, and December 31, 2018:

	Fair Value Measurements at March 31, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$7,913	$—	$—	$7,913
OREO	454	—	—	454
Total	$8,367	$—	$—	$8,367
_____________

(1)	Total fair value of impaired loans is net of $50,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$10,087	$—	$—	$10,087
OREO	483	—	—	483
Total	$10,570	$—	$—	$10,570
_____________

(1)    Total fair value of impaired loans is net of $62,000 of specific reserves on performing TDRs.

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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$7,913	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.00%)

OREO	$454	Market approach	Appraised value less selling costs	0.0% - 6.31% (6.03%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$10,087	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$483	Market approach	Appraised value less selling costs	0.0% (0.0%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	March 31, 2019
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$9,366	$9,366	$9,366	$—	$—
Interest-earning deposits with banks	14,596	14,596	14,596	—	—
Investments available-for-sale	138,658	138,658	—	138,658	—
Loans receivable, net	1,051,711	1,041,639	—	—	1,041,639
FHLB stock	8,041	8,041	—	8,041	—
Accrued interest receivable	4,861	4,861	—	4,861	—
Derivative fair value asset	1,203	1,203	—	1,203	—

Financial Liabilities:
Deposits	432,949	432,949	432,949	—	—
Certificates of deposit, retail	398,956	400,539	—	400,539	—
Certificates of deposit, brokered	123,367	123,417	—	123,417	—
Advances from the FHLB	163,500	163,689	—	163,689	—
Accrued interest payable	478	478	—	478	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2018
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$8,122	$8,122	$8,122	$—	$—
Interest-earning deposits with banks	8,888	8,888	8,888	—	—
Investments available-for-sale	142,170	142,170	—	142,170	—
Loans receivable, net	1,022,904	1,012,114	—	—	1,012,114
FHLB stock	7,310	7,310	—	7,310	—
Accrued interest receivable	4,068	4,068	—	4,068	—
Derivative fair value asset	1,662	1,662	—	1,662	—

Financial Liabilities:
Deposits	450,033	450,033	450,033	—	—
Certificates of deposit, retail	391,174	390,101	—	390,101	—
Certificates of deposit, brokered	97,825	97,466	—	97,466	—
Advances from the FHLB	146,500	146,357	—	146,357	—
Accrued interest payable	478	478	—	478	—

Note 8 - Leases

The Company adopted ASU 2016-02 and ASU 2018-11 using the modified retrospective approach with an effective date of January 1, 2019, and recognized on the consolidated balance sheets a right-of-use asset (“ROU”) included in prepaid expenses and other assets and lease liabilities included in other liabilities. As such, prior year financial statements were not restated under the new standard. At March 31, 2019, the Company had ten operating leases for retail branch locations. The remaining lease terms range from 1.4 to 6.3 years, with most leases carrying optional extensions of 3-5 years. The Company will include optional lease term extensions in the ROU assets and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the term of the lease that was in place at each lease inception.

The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At March 31, 2019, the Company was committed to paying $51,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

Total lease expense included in the Company’s Consolidated Income Statement for the three months ended March 31, 2019, was $175,000. This included the amortized lease expense under ASU 2016-02 combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The right-of-use asset and lease liability both had a balance of $1.7 million on the Company’s consolidated balance sheet at March 31, 2019, and are amortizing over a weighted-average remaining term of 4.2 years. The weighted-average discount rate used to calculate the present value of future minimum lease payments was 2.96% at March 31, 2019.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a reconciliation between the undiscounted minimum lease payments at March 31, 2019 and the discounted lease liability at that date:

March 31, 2019
(in thousands)
Due through one year	$527
Due after one year through two years	471
Due after two years through three years	300
Due after three years through four years	277
Due after four years through five years	176
Due after five years	112
Total minimum lease payments	1,863
Less: present value discount	(118)
Lease liability	$1,745

The Company has secured a lease for a new retail branch in Kirkland, Washington. The initial lease term is for 65 months and includes options to extend the lease. The minimum rent will be determined at commencement and will increase annually thereafter. This lease was not included in the calculation of discounted lease payments at March 31, 2019.

Note 9 - Derivatives

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

Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the hedge instrument as compared to the three-month LIBOR interest received from the counterparty. At March 31, 2019, the fair value of the cash flow hedge of $1.2 million was reported with other assets. The tax effected amount of $950,000 was included in Accumulated Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statements for the quarters ended March 31, 2019 or 2018, related to ineffectiveness.

Fair value for this derivative instrument, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of this derivative instrument as of March 31, 2019 and December 31, 2018:

	Balance Sheet Location	Fair Value at March 31, 2019	Fair Value at December 31, 2018
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other Assets	$1,203	$1,662

Total derivatives		$1,203	$1,662

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the effect of this derivative instrument on the Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2019, and December 31, 2018:

	Balance Sheet Location	Amount Recognized in OCI at March 31, 2019	Amount Recognized in OCI at December 31, 2018
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other assets	$(363)	$108

Note 10 - Stock-Based Compensation

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At March 31, 2019, there were no unvested shares of restricted stock awards under the 2008 Plan. At this date, there were 35,000 stock options granted under the 2008 Plan that are expected to vest and be available for exercise, and an additional 280,000 stock options from the 2008 Plan were available for exercise at March 31, 2019, subject to the 2008 Plan provisions. At March 31, 2019, there were 1,207,274 total shares available for grant under the 2016 Plan, including 328,637 shares available to be granted as restricted stock.

For the three months ended March 31, 2019 and 2018, total compensation expense for both the 2008 and 2016 Plans was $124,000 and $84,000, respectively, and the related income tax benefit was $26,000 and $18,000, respectively.

Stock Options

Under the 2008 Plan, stock option awards were granted with an exercise price equal to the market price of First Financial Northwest’s common stock at the grant date. These option awards have a vesting period of 5 years, with 20% vesting on the anniversary date of each grant date, and a contractual life of 10 years. Any unexercised stock options expire ten years after the grant date, or sooner in the event of the award recipient’s death, disability or termination of service with the Company and the Bank.

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

A summary of the Company’s stock option plan awards and activity for the three months ended March 31, 2019, follows:

	For the Three Months Ended March 31, 2019
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	315,000	$10.34		$1,615,600	$3.69
Granted	50,000	15.80			5.03
Outstanding at March 31, 2019	365,000	11.09	5.43	1,703,800	3.88
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	362,450	11.07	5.41	1,699,668	3.87
Exercisable at March 31, 2019	280,000	10.16	4.59	1,566,070	3.61

As of March 31, 2019, there was $323,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 and 2016 Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.84 years. There were 50,000 stock options granted under the 2016 Plan during the three months ended March 31, 2019.

Restricted Stock Awards

The 2016 Plan authorizes the grant of restricted stock awards subject to vesting periods or terms as defined by the award committee and specified in the award agreement. Restricted stock awards granted in lieu of cash payments for directors’ fees are subject to immediate vesting on the grant date unless the award agreement provides otherwise.

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2019, follows:

	For the Three Months Ended March 31, 2019
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	20,987	$15.90
Granted	16,698	16.53
Vested	(20,987)	15.90
Nonvested at March 31, 2019	16,698	16.53
Expected to vest assuming a 3% forfeiture rate over the vesting term	16,197	16.53

As of March 31, 2019, there was $247,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of eleven months.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except share data)
Net income	$1,945	$6,842
Less: Earnings allocated to participating securities	(3)	(16)
Earnings allocated to common shareholders	$1,942	$6,826

Basic weighted average common shares outstanding	10,118,286	10,210,828
Dilutive stock options	89,718	122,465
Dilutive restricted stock grants	12,896	3,273
Diluted weighted average common shares outstanding	10,220,900	10,336,566

Basic earnings per share	$0.19	$0.67
Diluted earnings per share	$0.19	$0.66

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2019, there were 50,000 options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the three months ended March 31, 2018, there no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

Note 12 - Branch Acquisition

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

The Branch Acquisition was accounted for under the acquisition method of accounting, and accordingly, the assets received and liabilities assumed were recorded at their fair market value as of August 25, 2017. The application of the acquisition method of accounting resulted in recognition of a core deposit intangible asset (“CDI”) of $1.3 million and goodwill of $889,000. The acquired CDI has been determined to have a useful life of approximately ten years and is amortized on an accelerated basis. Goodwill is not amortized but will be evaluated for impairment on an annual basis, or more often if circumstances dictate, to determine if the carrying value remains appropriate. The balance of the CDI and goodwill at March 31, 2019 was $1.1 million and $889,000, respectively.

Note 13 - Revenue Recognition

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

Disaggregation of Revenue

The following table includes the Company’s noninterest income disaggregated by type of service for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Loss on sale of investments (1)	$(8)	$—
BOLI change in cash surrender value (1)	269	249
Wealth management revenue	196	99
Deposit related fees	69	63
Debit card and ATM fees	102	98
Loan related fees	47	87
Loan interest swap fees	16	47
Other	9	3
Total noninterest income	$700	$646
_______________
(1) Not within scope of Topic 606

For the three months ended March 31, 2019, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Balances

At March 31, 2019, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

Overview

First Financial Northwest Bank (“the Bank”) is a wholly-owned subsidiary of First Financial Northwest, Inc. (“the Company”) and, as such, comprises substantially all of the activity for the Company. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and headquarters in Renton, Washington, as well as five retail branches in King County, Washington and five retail branches in Snohomish County, Washington. The Bank has received FDIC approval to open a new branch in Kirkland, Washington. This additional King County location is expected to open in later in 2019.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. With the current low interest rate environment, we are not aggressively pursuing longer term assets, but rather are focused on financing shorter term loans, in particular construction/land loans. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in six to eighteen months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 27 other states, including concentrations in California, Utah, Arizona and Oregon of $41.4 million, $16.1 million, $14.6 million and $11.8 million, respectively.

In support of our strategic growth plan, the Bank has developed a national line of business to originate and service aircraft loans. These loans are collateralized by new or used, single-engine piston aircraft to light jets for business or personal use which have demonstrated an acceptable valuation history under industry accepted valuation resources. The underwriting of these loans is primarily based on the asset value of the collateral with secondary emphasis placed on the ability of the borrower to repay the loan. We began originating aircraft loans in the fourth quarter of 2016. At March 31, 2019, our business loans included $11.9 million in fixed and adjustable rate aircraft loans.

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

Critical Accounting Policies

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or by using different assumptions. These policies govern the ALLL, the valuation of OREO, and the calculation of deferred taxes, the right-of-use asset and lease liability on our operating leases, fair values, and other-than-temporary impairments on the market value of investments and derivatives. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies in the 2018 Form 10-K. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the 2018 Form 10-K.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total assets were $1.29 billion at March 31, 2019, an increase of 2.8%, from $1.25 billion at December 31, 2018. The following table details the $35.4 million net change in the composition of our assets at March 31, 2019 from December 31, 2018.

	Balance at March 31, 2019	Change from December 31, 2018	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$9,366	$1,244	15.3%
Interest-earning deposits with banks	14,596	5,708	64.2
Investments available-for-sale, at fair value	138,658	(3,512)	(2.5)
Loans receivable, net	1,051,711	28,807	2.8
FHLB stock, at cost	8,041	731	10.0
Accrued interest receivable	4,861	793	19.5
Deferred tax assets, net	1,728	(116)	(6.3)
OREO	454	(29)	(6.0)
Premises and equipment, net	21,370	39	0.2
BOLI, net	30,162	321	1.1
Prepaid expenses and other assets	4,947	1,489	43.1
Goodwill	889	—	—
Core deposit intangible	1,079	(37)	(3.3)
Total assets	$1,287,862	$35,438	2.8%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), increased by $5.7 million from December 31, 2018, to March 31, 2019. These funds fluctuate based on our funding needs. Growth in our customer deposits late in the three months ended March 31, 2019 resulted in an increase to our cash held at the FRB.

Investments available-for-sale. Our investments available-for-sale portfolio decreased by $3.5 million during the three months ended March 31, 2019. During this period, we sold $3.0 million of municipal bonds and had a $30,000 call on a U.S. government agency bond. At March 31, 2019, corporate bonds issued by financial institutions represented $23.3 million, or 16.8% of our investments available-for-sale and municipal bonds represented $7.8 million, or 5.6% of our investments available-for-sale.

The effective duration of the investments available-for-sale at March 31, 2019, was 2.78% as compared to 3.00% at December 31, 2018. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased by $28.8 million to $1.05 billion at March 31, 2019, as compared to December 31, 2018. Loan originations of $67.8 million were supplemented with $17.6 million of loan purchases, discussed below, to offset loan repayments and continue to grow our loan portfolio. During the three months ended March 31, 2019, our one‑to‑four family portfolio increased by $9.4 million and our commercial real estate portfolio increased by $10.9 million. In addition, total construction/land loans increased by $6.0 million, business loans increased by $3.0 million and consumer loans increased by $1.4 million. Partially offsetting these increases, multifamily loans decreased by $1.5 million as pay downs and payoffs outpaced new loan originations for these loan types.

Our loan concentrations remained stable at March 31, 2019 as compared to December 31, 2018. At these dates, the Bank’s construction loans totaled 87.5% and 81.9% of total capital, respectively, and total non-owner occupied commercial real estate was 460.9% and 451.8% of total capital, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non‑residential, and construction, should not exceed 550% of total risk-based capital. Our concentration guideline for construction/land loans is to limit these loans to 100% of total risk-based capital. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our commercial and construction loan portfolio by collateral type at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Multifamily real estate:
Multifamily, general	$153,835	$155,279
Micro-unit apartments	14,008	14,076
Total multifamily real estate	167,843	169,355

Commercial real estate:
Retail	146,864	131,222
Office	99,639	100,495
Storage	36,283	32,462
Motel	27,882	28,035
Warehouse	18,274	25,398
Nursing home (1)	16,243	16,315
Mobile home park	15,697	16,003
Other non-residential	23,804	23,889
Total commercial real estate	384,686	373,819

Construction/land:
One-to-four family residential	84,191	86,604
Multifamily	87,748	83,642
Commercial	22,400	18,300
Land	6,965	6,740
Total construction/land	201,304	195,286
Total multifamily, commercial and construction/land loans	$753,833	$738,460
____________
(1) LIP for nursing home loans at December 31, 2018 was $21,000. There was no LIP on these loans at March 31, 2019.

The LIP related to our construction/land loans increased by $341,000 as originations during the three months ended March 31, 2019 outpaced draws on these loans. Included in total construction/land loans at March 31, 2019, are $72.3 million of multifamily loans, $22.4 million of commercial real estate loans and $4.1 million of one-to-four family loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At December 31, 2018, construction/land loans included $66.6 million of multifamily loans, $18.3 million of commercial real estate loans and $1.7 million of one-to-four family loans that roll over to permanent loans in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank will originate and purchase loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the three months ended March 31, 2019, the Bank purchased $17.6 million of loans that included $16.6 million of commercial real estate loans secured by properties located outside of Washington State, and $1.0 million of consumer loans secured by automobiles to borrowers located in Washington and other states.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At March 31, 2019, total loans secured by collateral located in California represented 3.9% of our total loans, net of LIP and total loans secured by collateral located outside the states of California and Washington represented 9.9% of our total loans, net of LIP. The following table details geographic concentrations in our loan portfolio, net of LIP:

		At March 31, 2019
		One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
		(In thousands)
King County		$276,890	$98,495	$197,833	$101,461	$12,975	$11,722	$699,376
Pierce County		32,145	5,076	26,957	8,761	—	842	73,781
Snohomish County		23,596	3,248	21,037	1,910	2,952	315	53,058
Kitsap County		5,815	1,484	777	2,241	—	—	10,317
Other Washington Counties	9,775	9,460	25,172	46,290	137	1,283	491	82,833
California		2,717	17,606	19,862	—	1,120	105	41,410
Outside Washington and California (1)		709	16,762	71,930	—	15,183	861	105,445
Total loans, net of LIP		$351,332	$167,843	$384,686	$114,510	$33,513	$14,336	$1,066,220
_______________
(1) Includes loans in Oregon, Arizona, Utah and 23 other states.

Our five largest borrowing relationships, which represent 7.9% of our net loans, increased by $4.6 million to $84.5 million at March 31, 2019, from $79.9 million at December 31, 2018. The total number of loans represented by this group of borrowers remained relatively stable with 20 loans at March 31, 2019, and 19 loans at December 31, 2018. At March 31, 2019, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio.

The following table details our five largest lending relationships at March 31, 2019:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Aggregate Balance of Loans (3)
	(Dollars in thousands)
Real estate investor	5	$—	$8,574	$13,194	$—	$—	$—	$21,768
Real estate investor	3	420	—	18,952	—	—	—	19,372
Real estate investor	6	441	—	14,468	—	—	30	14,939
Real estate investor	3	—	—	—	3,120	11,149	—	14,269
Real estate investor	3	—	5,054	—	9,109	—	—	14,163
Total	20	$861	$13,628	$46,614	$12,229	$11,149	$30	$84,511
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	All of the one-to-four family residential loans for these borrowers are for owner occupied properties. The commercial real estate loans are for non-owner occupied properties.

(3)	Net of LIP.

The ALLL increased to $13.8 million at March 31, 2019, from $13.3 million at December 31, 2018, and represented 1.30% and 1.29% of total loans receivable, net of LIP at March 31, 2019, and December 31, 2018, respectively. The ALLL consists of two components, the general allowance and the specific reserves. The increase in the ALLL was primarily the result of growth in our loan portfolio with a $473,000 increase in the general reserve. Specific reserves decreased $12,000 as a result of a decrease in the balance of our impaired loans. For additional information, see “Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018 - Provision for Loan Losses” discussed below.

We believe that the ALLL at March 31, 2019, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

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

The following table presents a breakdown of our TDRs at the dates indicated, all of which were performing:

	March 31, 2019	December 31, 2018	Three Month Change
	(Dollars in thousands)
Performing TDRs:
One-to-four family residential	$5,656	$6,941	$(1,285)
Commercial real estate	2,156	2,415	(259)
Consumer	—	43	(43)
Total performing TDRs	7,812	9,399	(1,587)
Total TDRs	$7,812	$9,399	$(1,587)
% TDRs classified as performing	100.0%	100.0%

Our TDRs decreased $1.6 million at March 31, 2019, compared to December 31, 2018, as a result of principal repayments and loan payoffs. At March 31, 2019, there were no TDRs on nonaccrual status. In addition, there were no committed but undisbursed funds in connection with our TDRs and impaired loans. The largest TDR relationship at March 31, 2019, totaled $1.3 million and was secured by a non-owner occupied commercial property located in King County.

Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2019, total past due loans represented 0.03% of total loans receivable, as compared to 0.08% at December 31, 2018.

Nonperforming assets decreased by $630,000 during the first three months of 2019, primarily as a result of payoffs of two nonaccrual loans totaling $597,000. The following table presents detailed information on our nonperforming assets at the dates indicated:

	March 31, 2019	December 31, 2018	Three Month Change
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$107	$382	$(275)
Commercial real estate	—	326	(326)
Consumer	44	44	—
Total nonperforming loans	151	752	(601)

OREO	454	483	(29)
Total nonperforming assets (1)	$605	$1,235	$(630)

Nonperforming assets as a percent of total assets	0.05%	0.10%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 100.0% of our TDRs were performing in accordance with their restructured terms at March 31, 2019.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. The largest nonaccrual loan at March 31, 2019 was a $107,000 owner occupied, single-family residence located in Snohomish County. Also included in nonaccrual loans at March 31, 2019, was a $44,000 home equity second mortgage secured by a non-owner occupied single family residence in King County. At March 31, 2019, both of these loans were current on their loan payments.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the low ratio of our nonperforming assets as a percent of total assets of 0.05% at March 31, 2019, and 0.10% at December 31, 2018, as well as the minimal amount of OREO held at March 31, 2019.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At March 31, 2019, and December 31, 2018, OREO was $454,000 and $483,000, respectively, and consisted of two undeveloped commercial lots located in Pierce County. During the three months ended March 31, 2019, a $29,000 write-down was recognized on these properties as the result of an updated valuation analysis.

Intangible assets. The balance of goodwill was $889,000 at both March 31, 2019 and December 31, 2018. Goodwill was calculated as the excess purchase price of the branches acquired in August 2017 (the “Branch Acquisition”) over the fair value of the assets acquired and liabilities assumed.

The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The CDI balance was $1.1 million at March 31, 2019 and December 31, 2018. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount amortizes into noninterest expense on an accelerated basis over ten years.

Deposits. During the first three months of 2019, deposits increased $16.2 million to $955.3 million at March 31, 2019, compared to $939.0 million at December 31, 2018. Deposit accounts consisted of the following:

	March 31, 2019	Change from December 31, 2018	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$46,026	$(82)	(0.2)%
Interest-bearing checking	51,096	11,017	27.5
Statement savings	23,770	(1,029)	(4.1)
Money market	312,057	(26,990)	(8.0)
Certificates of deposit, retail	398,956	7,782	2.0
Certificates of deposit, brokered	123,367	25,542	26.1
	$955,272	$16,240	1.7

Our retail deposits decreased by $9.3 million during the three months ended March 31, 2019. Money market accounts declined by $27.0 million as a number of customers actively used their account funds for project development or home purchases during the quarter. Partially offsetting this decrease, interest-bearing checking accounts increased by $11.0 million as these accounts continue to increase steadily in response to our customer expansion and marketing efforts. Also contributing to the increase in funds, retail certificates of deposit increased by $7.8 million as the Bank competitively priced select terms of these products for funding purposes.

To further assist in our funding needs, our portfolio of brokered certificates of deposits increased by $25.5 million to $123.4 million at March 31, 2019, from $97.8 million at December 31, 2018. This increase was primarily the result of an opportunity to raise funds in the brokered deposit market at an interest rate of 2.34% for three months, commencing in early March 2019. The Bank raised $35.0 million on those terms and used the funds to pay down overnight FHLB advances that cost approximately 2.60%. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of up to 4.5 years, along with the enhanced call features on a portion of these deposits, assist us in our efforts to manage interest rate risk.

At March 31, 2019 and December 31, 2018, we held $25.7 million and $28.5 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet. Total FHLB advances were $163.5 million at March 31, 2019, a $17.0 million increase from $146.5 million at December 31, 2018. At March 31, 2019, the Bank had $108.5 million in borrowings that are due in less than one year and $55.0 million in borrowings that are due in two to three years. Our long-term advances at March 31, 2019, consisted of three Member Option Variable Rate advances that reprice quarterly and allow prepayment without penalties at the repricing date. In addition, we held $48.5 million in overnight FHLB advances at that date. The repayment option on our Member Option Variable Rate advances and short term nature of overnight FHLB advances provides us flexibility to adjust the level of our borrowings as our customer deposit balances grow consistent with our asset/liability objectives. Our FHLB advances also include a $50.0 million fixed rate three‑month advance that renews quarterly at the fixed interest rate in effect at that time designated as a cash flow hedge, as described below.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank entered into a five-year, $50 million notional, pay fixed, receive floating cash flow hedge or interest rate swap with a qualified institution on October 25, 2016. Under the terms of the Cash Flow Hedge agreement, the Bank pays a fixed rate of 1.34% for five years and, in turn, receives an interest payment based on the three-month LIBOR index, which resets quarterly. Concurrently, the Bank borrowed a $50.0 million fixed rate three-month advance that will be renewed quarterly at the fixed interest rate in effect at that time. A change in the fair value of the cash flow hedge is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At March 31, 2019, we recognized a $1.2 million fair value asset as a result of the increase in the market value of the hedge agreement.

Stockholders’ Equity. Total stockholders’ equity decreased $2.0 million during the first three months of 2019 to $151.7 million at March 31, 2019, from $153.7 million at December 31, 2018. The decrease was primarily the result of common stock repurchases of $4.2 million as well as $807,000 in cash dividends paid to shareholders. Partially offsetting these decreases, net income of $1.9 million was recognized for the three months ended March 31, 2019. In addition, other comprehensive income increased by $415,000, primarily due to improvements in the fair market value of our available-for-sale investments. Stock based compensation resulted in a $569,000 increase to equity. New restricted stock awards resulted in 16,698 shares being issued, and the net settlement of previously granted restricted stock that vested during the three months ended March 31, 2019, resulted in the cancellation of 5,929 shares.

As part of the strategy to increase shareholder value, the Company’s Board of Directors authorized a stock repurchase plan that began on November 5, 2018 and expires on May 3, 2019. The plan authorizes the repurchase of up to 550,000 shares of the Company’s stock in accordance with a plan established under the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 as administered through an independent broker. For the three months ended March 31, 2019, the Company repurchased 263,800 shares at an average cost of $15.76 per share. From the onset of the plan on November 5, 2018 through March 31, 2019, the Company has repurchased a total of 467,700 shares at an average cost of $15.62 per share.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended March 31,
	2019	2018

Dividend declared per common share	$0.08	$0.07
Dividend payout ratio (1)	42.1%	10.5%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and 2018

General. Net income for the three months ended March 31, 2019, was $1.9 million, or $0.19 per diluted share as compared to net income of $6.8 million, or $0.66 per diluted share for the three months ended March 31, 2018. The $4.9 million decrease in net income during the three months ended March 31, 2019, was primarily the result of a $400,000 provision for loan losses compared to a recapture of provision for loan losses of $4.0 million and $1.1 million decrease in net interest income as compared to the three months ended March 31, 2018.

Net Interest Income. Net interest income for the three months ended March 31, 2019, decreased $1.1 million to $9.9 million from $11.0 million for the three months ended March 31, 2018. The decrease was due primarily to the receipt of an additional $1.0 million in loan interest income during the first three months of 2018 from the payoff of the remaining balances on previously charged off loans.

Interest income increased by $458,000 for the three months ended March 31, 2019, as compared to the same period in 2018, primarily as a result of a $37.5 million increase in the average balance of our interest-earning assets. Average loans receivable increased by $46.2 million, and was partially offset by a $1.8 million decrease in investments available-for-sale and a $5.2 million decrease in average interest-earning deposits, as lower yielding assets were converted to higher yielding loans. In addition, the average balance of FHLB stock decreased by $1.7 million as our required activity stock decreased due to lower average FHLB advances outstanding.

The average yield on our interest-earning assets was unchanged for the three months ended March 31, 2019 and 2018, remaining at 4.98% as the 15 basis point decrease in the average yield on our loan portfolio was offset by yield increases in our investments available‑for‑sale and interest-earning deposits. However, the 5.37% average yield on loans for the three months ended March 31, 2018 was unusually high as a result of the $1.0 million in interest received from the payoff of certain previously charged off loans, and no such additional interest recognized in the three months ended March 31, 2019. Loan originations during the same period in the prior year were generally made at higher market rates as compared to the existing loan portfolio. In addition, the volume of variable rate loans increased to 53.8% at March 31, 2019, from 50.2% at March 31, 2018, thereby generating higher yields from market rate increases over the past year.

Interest expense increased by $1.6 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily as a result of increases in the cost of interest-bearing liabilities, in particular money market deposits, certificates of deposit and FHLB advances. In response to market rate increases, the average cost of our interest-bearing deposits increased by 61 basis points and the average cost of our FHLB advances increased by 60 basis points for the three months ended March 31, 2019, as compared to the same period in 2018. Also contributing to the increase in interest expense during these periods, the average balance of our interest-bearing deposits increased by $76.8 million, with $50.5 million of this from growth in our retail operations and $26.3 million from an increase in brokered certificates of deposit. Money market interest expense increased by $313,000 as a result of a 42 basis point increase in the average cost of these funds partially offset by a $9.7 million decrease in the average balance of these deposits. The cost of retail and brokered certificates of deposit increased by 78 and 63 basis points, respectively, as the growth in the rates needed to compete for these deposits in the marketplace have increased in response to increases in the Federal Funds targeted rate. The growth in our retail and brokered deposits more than met our funding needs, allowing the Bank to pay down certain FHLB advances resulting in a $47.6 million decrease in the average balance of these borrowings for the three months ended March 31, 2019, as compared to the same period in 2018.

The Company’s net interest margin and interest rate spread decreased by 59 basis points and 51 basis points, respectively, primarily due to increases in our cost of funds as our interest‑bearing liabilities generally reprice faster than our interest-earning assets in response to changes in market interest rates. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended March 31, 2019 Compared to March 31, 2018 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(372)	$611	$239
Investments available-for-sale	242	(12)	230
Interest-earning deposits with banks	19	(17)	2
FHLB stock	5	(18)	(13)
Total net change in income on interest-earning assets	(106)	564	458

Interest-bearing liabilities:
Interest-bearing demand	(6)	2	(4)
Statement savings	—	(1)	(1)
Money market	336	(23)	313
Certificates of deposit, retail	760	205	965
Certificates of deposit, brokered	160	113	273
Advances from the FHLB	239	(195)	44
Total net change in expense on interest-bearing liabilities	1,489	101	1,590
Total net change in net interest income	$(1,595)	$463	$(1,132)

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended March 31, 2019 and 2018. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,031,994	$13,281	5.22%	$985,799	$13,042	5.37%
Investments available-for-sale	140,433	1,159	3.35	142,236	929	2.65
Interest-earning deposits with banks	6,484	40	2.50	11,717	38	1.32
FHLB stock	7,888	91	4.68	9,593	104	4.40
Total interest-earning assets	1,186,799	14,571	4.98	1,149,345	14,113	4.98
Noninterest earning assets	72,103			69,073
Total average assets	$1,258,902			$1,218,418

Liabilities and Stockholders' Equity
Interest-bearing demand	$42,579	$18	0.17%	$38,350	$22	0.23%
Statement savings	24,146	8	0.13	27,342	9	0.13
Money market	320,411	1,078	1.36	330,141	765	0.94
Certificates of deposit, retail	392,337	2,120	2.19	333,130	1,155	1.41
Certificates of deposit, brokered	101,787	598	2.38	75,488	325	1.75
Total interest-bearing deposits	881,260	3,822	1.76	804,451	2,276	1.15
Advances from the FHLB and other borrowings	160,950	897	2.26	208,544	853	1.66
Total interest-bearing liabilities	1,042,210	4,719	1.84	1,012,995	3,129	1.25
Noninterest bearing liabilities	63,842			60,637
Average equity	152,850			144,786
Total average liabilities and equity	$1,258,902			$1,218,418
Net interest income		$9,852			$10,984
Net interest margin			3.37%			3.88%

Provision for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific reserves. The general reserve is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the prevailing economy, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, managements’ experience level, our loan review and grading systems, the value of underlying collateral and the level of problem loans in assessing the ALLL. The specific reserve component is created when management believes that the collectability of a specific loan has been impaired and a loss is probable or a concession is granted that reduces the value of the loan. The specific reserves are computed using discounted cash flows, current appraisals, listed sales prices, and other available information, less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or if future events differ from current estimates.

During the three months ended March 31, 2019, management evaluated the adequacy of the ALLL and concluded that a provision for loan losses in the amount of $400,000 was appropriate, primarily as a result of a $28.8 million increase in total loans receivable, net of LIP. In comparison, during the three months ended March 31, 2018, a $4.0 million recapture of provision for loan losses was recognized as a result of $4.3 million in recoveries received on previously charged off loans, partially offset by an increase to the allowance for loan losses related to the $2.7 million increase in the balance of our total loans receivable, net of LIP.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Total loans receivable, net of LIP, end of period	$1,066,220	$1,005,440
Average loans receivable during period	1,031,994	985,799
ALLL balance at beginning of period	13,347	12,882
Provision (recapture) for loan losses	400	(4,000)
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	24	4,240
Commercial real estate	—	14
Consumer	37	—
Total recoveries	61	4,254
Net recovery	61	4,254
ALLL balance at end of period	$13,808	$13,136
ALLL as a percent of total loans, net of LIP	1.30%	1.31%
Ratio of net recoveries to average net loans receivable	0.01	1.75

Noninterest Income. Noninterest income increased $54,000 to $700,000 for the quarter ended March 31, 2019, from $646,000 for the quarter ended March 31, 2018. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended March 31, 2019	Change from Three Months Ended March 31, 2018	Percent Change
	(Dollars in thousands)
Net loss on sale of investments	$(8)	$(8)	—%
BOLI change in cash surrender value	269	20	8.0
Wealth management revenue	196	97	98.0
Deposit related fees	171	10	6.2
Loan related fees	63	(71)	(53.0)
Other	9	6	200.0
Total noninterest income	$700	$54	8.4%

During the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, wealth management revenue increased by $97,000 as a result of an increase in the total assets managed by our wealth management division and regular fluctuations in the timing and mix of commissions received on serviced accounts. Noninterest income from our BOLI policies increased as a result of annual dividends received during the three months ended March 31, 2019, as compared to lower income for the three months ended March 31, 2018 as policy expenses were deducted from earnings over the first year subsequent to the purchase date of certain policies in 2017.

Partially offsetting these increases, loan related fees decreased $71,000 for the three months ended March 31, 2019 as compared to the same period in 2018, primarily as a result of additional fees collected on interest rate swap agreements and other loan fees collected in the first three months of 2018.

Noninterest Expense. Noninterest expense increased $682,000 to $7.7 million for the three months ended March 31, 2019, from $7.0 million for the comparable period in 2018.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended March 31, 2019	Change from Three Months Ended March 31, 2018	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,000	$338	7.3%
Occupancy and equipment	866	97	12.6
Professional fees	496	168	51.2
Data processing	518	194	59.9
OREO related expenses, net	31	30	3,000.0
Regulatory assessments	137	(18)	(11.6)
Insurance and bond premiums	105	(1)	(0.9)
Marketing	86	(21)	(19.6)
Other general and administrative	470	(105)	(18.3)
Total noninterest expense	$7,709	$682	9.7%

Expenses for salaries and employee benefits increased $338,000 for the three months ended March 31, 2019, as compared to the same period in 2018, as a result of annual employee salary increases and increased staff to support of our growth and the development of new products. In addition to the impact on employee expenses, the increase in the number of our branch locations over the last year resulted in a $97,000 increase in occupancy and equipment expenses. Professional fees for legal, accounting and other services increased by $168,000 in support of our expanded operations and additional tax planning research to maximize our benefit from the 2017 Tax Act. Data processing expense increased by $194,000 as a result of additional core processor fees and computer software to support growth and improve our network security.

Partially offsetting these increases, other general and administrative expenses decreased by $105,000 for the three months ended March 31, 2019 as a result of the receipt of $125,000 from an insurance claim related to the $225,000 fraud loss reported in the fourth quarter of 2018.

Federal Income Tax Expense. Income before federal income taxes decreased by $6.2 million for the three months ended March 31, 2019 as compared to the same period in 2018 due to lower pre-tax net income, resulting in a $1.3 million decrease in the provision for income taxes for the three months ended March 31, 2019. We recorded federal income tax provisions of $498,000 and $1.8 million for the three months ended March 31, 2019, and 2018, respectively.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and to a lesser extent, brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At March 31, 2019, retail certificates of deposit of $169.9 million and brokered certificates of deposit of $68.7 million were scheduled to mature in one year or less. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB or the FRB, which are collateral dependent, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale decreased $3.5 million to $138.7 million at March 31, 2019, from December 31, 2018, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks increased by $5.7 million to $14.6 million at March 31, 2019, from December 31, 2018, as a result of fluctuations in our funding needs for loans receivable and retail deposits. At March 31, 2019, the Bank maintained credit facilities with the FHLB totaling $562.8 million, with an outstanding balance of $163.5 million. As further funding sources, we also had the ability to borrow $95.8 million from the FRB and $35.0 million from unused lines of credit with other financial institutions, with no balance outstanding at March 31, 2019. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at March 31, 2019, of $123.4 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, many of our certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk associated with retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At March 31, 2019, brokered certificates of deposit had a remaining maturity of up to 4.5 years. Some of these certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At March 31, 2019, the Company (on an unconsolidated basis) had liquid assets of $18.3 million and short-term liabilities of $205,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2019 and December 31, 2018, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at March 31, 2019:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$4,545	$4,315	$230	$—	$—
Unused portion of lines of credit	36,588	10,390	7,660	2,364	16,174
Undisbursed portion of construction loans	86,794	48,202	38,592	—	—
Total commitments	$127,927	$62,907	$46,482	$2,364	$16,174

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

As of March 31, 2019, the Bank had ten operating leases with remaining terms of 17 months to 6 years which carry minimum lease payments of $51,000 per month. All ten leases offer extension periods, and include a new leased branch in Kent, Washington, which opened in the first quarter of 2019, as well as a new lease secured for a branch office expected to open later in 2019 in Kirkland, Washington.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At March 31, 2019, stockholders’ equity totaled $151.7 million, or 11.8% of total assets. Our book value per share of common stock was $14.50 at March 31, 2019, compared to $14.35 at December 31, 2018. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of March 31, 2019, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory capital guidelines of the FDIC. Effective September 30, 2018, the Bank is no longer required to file consolidated capital ratios as part of the Federal Reserve Bank’s regulatory filings. The following table provides the Bank’s capital requirements and actual results.

	At March 31, 2019
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)	$129,415	10.28%	$50,344	4.00%	$62,930	5.00%
Common equity tier I ("CET1") (to risk-weighted assets)	129,415	13.13	44,352	4.50	64,064	6.50
Tier I risk-based capital (to risk-weighted assets)	129,415	13.13	59,136	6.00	78,848	8.00
Total risk-based capital (to risk-weighted assets)	141,759	14.38	78,848	8.00	98,560	10.00

In addition to the minimum CET1, Tier I total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2019, the Bank’s capital conservation buffer was 6.38%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General. Our Board of Directors has approved an asset/liability management policy to guide management in maximizing interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate risk, credit risk, and profitability. The policy established an Investment, Asset/Liability Committee (“ALCO,”) comprised of certain members of senior management and the Board of Directors. The Committee’s purpose is to communicate, coordinate and manage our asset/liability position consistent with our business plan and Board-approved policies. The ALCO meets quarterly to review various areas including:

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

We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower our cost of borrowing while taking into account variable interest rate risk. On October 25, 2016, the Bank entered into a Cash Flow Hedge agreement to effectively fix the rate for five years on $50.0 million of short-term FHLB advances. We are using this interest rate swap as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At March 31, 2019, pursuant to the Cash Flow Hedge agreement we held a $50.0 million notional pay fixed, receive floating cash flow hedge. The Bank pays a fixed rate of 1.34% for five years and in turn, receives an interest payment based on three-month LIBOR, which resets quarterly. The hedge instrument is a $50.0 million FHLB fixed-rate three-month advance that is renewed at the fixed rate at maturity. Entering into this hedge agreement has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of the market value of our assets and liabilities to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 53.8% of our total loans, net of LIP, were adjustable-rate loans at March 31, 2019. At that date, $259.9 million, or 45.3% of these loans were at their floor, with a weighted-average interest rate of 4.46%.

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

Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100 and 200 basis points. A decline by 300 basis points were not reported as the current targeted federal funds rate is between 2.25% and 2.50%.

The following table illustrates the estimated change in our net interest income over the next 12 months from March 31, 2019, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Net Interest Income Change at March 31, 2019
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$37,311	(0.78)%
+200	37,425	(0.48)
+100	37,613	0.02
Base	37,606	—
(100)	38,270	1.77
(200)	38,164	1.48

The following table illustrates the change in our net portfolio value (“NPV”) at March 31, 2019, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$125,020	$(34,567)	(21.66)%	10.45%	(2.69)%	$1,196,933
+200	136,453	(23,134)	(14.50)	11.14	(1.80)	1,225,328
+100	149,570	(10,017)	(6.28)	11.91	(0.78)	1,256,072
Base	159,587	—	—	12.42	—	1,284,526
(100)	165,898	6,311	3.95	12.67	0.49	1,309,012
(200)	163,790	4,203	2.63	12.31	0.33	1,330,354
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

At March 31, 2019, other than the interest rate swap we entered into through the Cash Flow Hedge agreement, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended March 31, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended March 31, 2019, under the repurchase plan effective November 5, 2018 through May 3, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
January 1 - January 31, 2019	124,900	$15.68	124,900	221,200
February 1 - February 28, 2019	71,300	15.78	71,300	149,900
March 1 - March 31, 2019	67,600	15.90	67,600	82,300
	263,800	15.76	263,800	82,300

On October 25, 2018, the Board of Directors authorized the repurchase of up to 550,000 shares of the Company’s common stock, or 5% of the Company’s outstanding shares. The plan allows for the repurchase from November 5, 2018 through May 3, 2019, under a pre-arranged stock trading plan in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Repurchases under the Company’s Rule 10b5-1 plan are administered through an independent broker subject to SEC requirements as well as a certain price, market volume, and timing constraints as specified in the plan. At March 31, 2019, the Company had repurchased a total of 467,700 shares since the onset of the plan on November 5, 2018, at an average price of $15.62 per share.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.0	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Savings Bank Northwest and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Savings Bank Northwest and Richard P. Jacobson (3)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
10.13	Offer letter for Randy T. Riffle (12)
10.14	Form of Involuntary Termination Agreement with Randy T. Riffle (13)
10.15	Form of Change in Control Severance Agreement with Randy T. Riffle (13)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 on June 6, 2007 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated April 3, 2019.

(3)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 11, 2017.

(6)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2016.

(8)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.

(9)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for March 31, 2018 filed on May 8, 2018.

(10)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-8 on June 15, 2016 (333-212029)

(11)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for September 30, 2018 filed November 7, 2018.

(12)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2018.

(13)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 3, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: May 9, 2019	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2019	By:	/s/ Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.