Form 10-Q
period 2019-06-30
First Financial Northwest, Inc.
filed 2019-08-08
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or
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

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____
Smaller reporting company __X__	Emerging growth company _____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 6, 2019, 10,371,340 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	June 30, 2019	December 31, 2018
Assets
	(Unaudited)
Cash on hand and in banks	$8,119	$8,122
Interest-earning deposits	22,579	8,888
Investments available-for-sale, at fair value	141,581	142,170
Loans receivable, net of allowance of $13,057 and $13,347	1,052,676	1,022,904
Federal Home Loan Bank ("FHLB") stock, at cost	5,701	7,310
Accrued interest receivable	4,650	4,068
Deferred tax assets, net	1,379	1,844
Other real estate owned ("OREO")	454	483
Premises and equipment, net	21,944	21,331
Bank owned life insurance ("BOLI"), net	31,446	29,841
Prepaid expenses and other assets	5,101	3,458
Goodwill	889	889
Core deposit intangible	1,042	1,116
Total assets	$1,297,561	$1,252,424

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$49,219	$46,108
Interest-bearing deposits	976,491	892,924
Total deposits	1,025,710	939,032
FHLB advances	105,000	146,500
Advance payments from borrowers for taxes and insurance	2,844	2,933
Accrued interest payable	461	478
Other liabilities	9,718	9,743
Total liabilities	1,143,733	1,098,686

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 10,375,325 shares at June 30, 2019, and 10,710,656 shares at December 31, 2018	104	107
Additional paid-in capital	88,725	93,773
Retained earnings	69,976	66,343
Accumulated other comprehensive loss, net of tax	(1,309)	(2,253)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(3,668)	(4,232)
Total stockholders' equity	153,828	153,738
Total liabilities and stockholders' equity	$1,297,561	$1,252,424

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income
Loans, including fees	$13,606	$12,429	$26,887	$25,472
Investments available-for-sale	1,109	1,010	2,268	1,939
Interest-earning deposits	48	44	88	82
Dividends on FHLB stock	102	105	193	208
Total interest income	14,865	13,588	29,436	27,701
Interest expense
Deposits	4,330	2,435	8,152	4,711
FHLB advances and other borrowings	829	1,024	1,726	1,877
Total interest expense	5,159	3,459	9,878	6,588
Net interest income	9,706	10,129	19,558	21,113
Recapture of provision for loan losses	(800)	(400)	(400)	(4,400)
Net interest income after recapture of provision for loan losses	10,506	10,529	19,958	25,513
Noninterest income
Net loss on sale of investments	—	(21)	(8)	(21)
BOLI income	189	224	458	473
Wealth management revenue	261	156	457	255
Deposit related fees	205	175	376	336
Loan related fees	209	126	272	260
Other	15	3	24	6
Total noninterest income	879	663	1,579	1,309
Noninterest expense
Salaries and employee benefits	4,734	4,931	9,734	9,593
Occupancy and equipment	898	829	1,764	1,598
Professional fees	326	442	822	770
Data processing	397	351	915	675
OREO related expenses, net	1	2	32	3
Regulatory assessments	136	110	273	265
Insurance and bond premiums	88	154	193	260
Marketing	76	77	162	184
Other general and administrative	627	591	1,097	1,166
Total noninterest expense	7,283	7,487	14,992	14,514
Income before federal income tax provision	4,102	3,705	6,545	12,308
Federal income tax provision	798	603	1,296	2,364
Net income	$3,304	$3,102	$5,249	$9,944
Basic earnings per common share	$0.33	$0.30	$0.52	$0.97
Diluted earnings per common share	$0.33	$0.30	$0.52	$0.96
Basic weighted average number of common shares outstanding	9,952,419	10,271,432	10,034,895	10,241,297
Diluted weighted average number of common shares outstanding	10,046,355	10,405,949	10,132,107	10,372,474
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$3,304	$3,102	$5,249	$9,944
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on investments available-for-sale	1,423	(929)	2,399	(2,402)
Tax (provision) benefit	(299)	195	(504)	504
Reclassification adjustment for net losses realized in income	—	21	8	21
Tax benefit	—	(4)	(2)	(4)
(Loss) gain on cash flow hedge	(753)	177	(1,212)	840
Tax benefit (provision)	158	(37)	255	(176)
Other comprehensive income (loss), net of tax	$529	$(577)	944	(1,217)
Total comprehensive income	$3,833	$2,525	$6,193	$8,727

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended June 30, 2018
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at March 31, 2018	10,779,424	$108	$94,527	$60,767	$(1,568)	$(5,079)	$148,755
Net income	—	—	—	3,102	—	—	3,102
Other comprehensive loss	—	—	—	—	(577)	—	(577)
Exercise of stock options	127,940	1	1,266	—	—	—	1,267
Issuance of common stock - restricted stock awards, net	9,192	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	326	—	—	—	326
Allocation of 28,213 ESOP shares	—	—	225	—	—	283	508
Cash dividend declared and paid ($0.08 per share)	—	—	—	(827)	—	—	(827)
Balances at June 30, 2018	10,916,556	$109	$96,344	$63,042	$(2,145)	$(4,796)	$152,554

	Six Months Ended June 30, 2018
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2017	10,748,437	$107	$94,173	$54,642	$(928)	$(5,360)	$142,634
Net income	—	—	—	9,944	—	—	9,944
Other comprehensive loss	—	—	—	—	(1,217)	—	(1,217)
Exercise of stock options	137,940	1	1,364	—	—	—	1,365
Issuance of common stock - restricted stock awards, net	30,179	1	—	—	—	—	1
Compensation related to stock options and restricted stock awards	—	—	409	—	—	—	409
Allocation of 56,426 ESOP shares	—	—	398	—	—	564	962
Cash dividend declared and paid ($0.15 per share)	—	—	—	(1,544)	—	—	(1,544)
Balances at June 30, 2018	10,916,556	$109	$96,344	$63,042	$(2,145)	$(4,796)	$152,554

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended June 30, 2019
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at March 31, 2019	10,457,625	$104	$89,800	$67,568	$(1,838)	$(3,950)	$151,684
Net income	—	—	—	3,304	—	—	3,304
Other comprehensive income	—	—	—	—	529	—	529
Compensation related to stock options and restricted stock awards	—	—	107	—	—	—	107
Allocation of 28,213 ESOP shares	—	—	160	—	—	282	442
Repurchase and retirement of common stock	(82,300)	—	(1,342)	—	—	—	(1,342)
Cash dividend declared and paid ($0.09 per share)	—	—	—	(896)	—	—	(896)
Balances at June 30, 2019	10,375,325	$104	$88,725	$69,976	$(1,309)	$(3,668)	$153,828

	Six Months Ended June 30, 2019
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2018	10,710,656	$107	$93,773	$66,343	$(2,253)	$(4,232)	$153,738
Net income	—	—	—	5,249	—	—	5,249
Other comprehensive income	—	—	—	—	944	—	944
Issuance of common stock - restricted stock awards, net	16,698	—	(93)	—	—	—	(93)
Compensation related to stock options and restricted stock awards	—	—	231	—	—	—	231
Allocation of 56,426 ESOP shares	—	—	323	—	—	564	887
Repurchase and retirement of common stock	(346,100)	(3)	(5,509)	—	—	—	(5,512)
Canceled common stock - restricted stock awards	(5,929)	—	—	—	—	—	—
Cash dividend declared and paid ($0.17 per share)	—	—	—	(1,703)	—	—	(1,703)
Beginning balance adjustment from adoption of Topic 842	—	—	—	87	—	—	87
Balances at June 30, 2019	10,375,325	$104	$88,725	$69,976	$(1,309)	$(3,668)	$153,828
See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,249	$9,944
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of provision for loan losses	(400)	(4,400)
OREO market value adjustments	29	—
Net amortization of premiums and discounts on investments	401	561
Loss on sale of investments available-for-sale	8	21
Depreciation of premises and equipment	862	809
Deferred federal income taxes	214	239
Allocation of ESOP shares	887	962
Stock compensation expense	231	410
Increase in cash surrender value of BOLI	(425)	(473)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(2,504)	2,262
(Decrease) increase in advance payments from borrowers for taxes and insurance	(89)	30
Increase in accrued interest receivable	(582)	—
(Decrease) increase in accrued interest payable	(17)	244
Increase in other liabilities	62	2,392
Net cash provided by operating activities	3,926	13,001
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investments available-for-sale	2,995	9,799
Principal repayments on investments available-for-sale	2,604	3,531
Purchases of investments available-for-sale	(3,012)	(22,107)
Net (increase) decrease in loans receivable	(29,372)	3,806
Redemption (purchase) of FHLB stock	1,609	(528)
Purchase of premises and equipment	(1,475)	(1,631)
Purchase of BOLI	(1,457)	—
Net cash used by investing activities	(28,108)	(7,130)

Cash flows from financing activities:
Net increase (decrease) in deposits	$86,678	$(6,750)
Advances from the FHLB	162,500	236,500
Repayments of advances from the FHLB	(204,000)	(228,500)
Proceeds from stock options exercises	—	1,365
Net share settlement of stock awards	(93)	—
Repurchase and retirement of common stock	(5,512)	—
Dividends paid	(1,703)	(1,544)
Net cash provided by financing activities	37,870	1,071
Net increase in cash and cash equivalents	13,688	6,942
Cash and cash equivalents at beginning of period	17,010	16,131
Cash and cash equivalents at end of period	$30,698	$23,073

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$9,895	$6,344
Federal income taxes paid	1,435	2,170

Noncash items:
Change in unrealized loss on investments available-for-sale	$2,407	$(2,381)
Change in gain on cash flow hedge	(1,212)	840
BOLI settlement receivable	277	—

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

At June 30, 2019, First Financial Northwest Bank operated in eleven locations in Washington with the headquarters and six branch locations in King County and five branch locations in Snohomish County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington. The Bank has received FDIC approval to open an additional branch in Kirkland, Washington, which is expected to open later in 2019.

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

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC (“2018 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

Recent Accounting Pronouncements

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued in June 2016. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available‑for‑sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, however the FASB proposed in July 2019 extending the adoption date for certain registrants, including the Company, to fiscal years beginning after December15, 2022. The Company is evaluating our current expected loss methodology of our loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to our ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. ASU 2019-05 issued in April 2019 further provides that entities that have certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU is effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. We are in the process of compiling historical and industry data that will be used to calculate expected credit losses on our loan portfolio to ensure we are fully compliant with the ASU at the adoption date and are evaluating the potential impact adoption of this ASU will have on our consolidated financial statements. The Company intends to adopt ASU 2016-13 in the first quarter of 2022, subject to the passing of the FASB proposed extension, and as a result, we expect our allowance for loan losses to increase. Until our evaluation is complete, however, the magnitude of the increase will not be known.

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

In April 2019, FASB issued ASU 2019-05, Financial Instruments--Credit Losses (Topic 326), Targeted Transition Relief. The amendments in this update provide entities that have certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU is effective when the Bank adopts ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the date the bank adopts ASU 2016-13. Adoption of ASU 2019-05 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$23,619	$227	$(130)	$23,716
Freddie Mac	6,269	118	—	6,387
Ginnie Mae	22,856	71	(489)	22,438
Other	11,821	59	(16)	11,864
Municipal bonds	7,598	291	—	7,889
U.S. Government agencies	46,565	54	(672)	45,947
Corporate bonds	23,491	287	(438)	23,340
Total	$142,219	$1,107	$(1,745)	$141,581

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$24,276	$24	$(657)	$23,643
Freddie Mac	6,351	10	(74)	6,287
Ginnie Mae	23,311	—	(1,250)	22,061
Other	8,983	17	(21)	8,979
Municipal bonds	10,615	49	(120)	10,544
U.S. Government agencies	48,190	73	(825)	47,438
Corporate bonds	23,490	399	(671)	23,218
Total	$145,216	$572	$(3,618)	$142,170

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	June 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$1,458	$(14)	$9,181	$(116)	$10,639	$(130)
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	—	—	13,453	(489)	13,453	(489)
Other	6,008	(16)	—	—	6,008	(16)
Municipal bonds	—	—	—	—	—	—
U.S. Government agencies	10,256	(113)	31,281	(559)	41,537	(672)
Corporate bonds	—	—	7,062	(438)	7,062	(438)
Total	$17,722	$(143)	$60,977	$(1,602)	$78,699	$(1,745)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$5,480	$(32)	$16,721	$(625)	$22,201	$(657)
Freddie Mac	1,994	(23)	3,185	(51)	5,179	(74)
Ginnie Mae	2,867	(8)	19,194	(1,242)	22,061	(1,250)
Other	6,008	(21)	—	—	6,008	(21)
Municipal bonds	4,161	(46)	934	(74)	5,095	(120)
U.S. Government agencies	5,985	(13)	30,779	(812)	36,764	(825)
Corporate bonds	—	—	6,828	(671)	6,828	(671)
Total	$26,495	$(143)	$77,641	$(3,475)	$104,136	$(3,618)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The Company had 30 securities and 51 securities in an unrealized loss position, respectively, with 22 and 31 of these securities in an unrealized loss position for 12 months or more, at June 30, 2019, and December 31, 2018, respectively. Management does not believe that any individual unrealized loss as of June 30, 2019, or December 31, 2018, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Management also reviewed the financial condition of the entities issuing municipal or corporate bonds at June 30, 2019, and December 31, 2018, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at June 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2019
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$250	$250
Due after one year through five years	7,231	7,279
Due after five years through ten years	19,283	19,161
Due after ten years	50,890	50,486
	77,654	77,176
Mortgage-backed investments	64,565	64,405
Total	$142,219	$141,581

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $15.8 million and $15.6 million were pledged as collateral for public deposits at June 30, 2019, and December 31, 2018, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

There were no calls and sales on investment securities for the three months ended June 30, 2019. For the six months ended June 30, 2019, there were calls and sales on investment securities of $3.0 million, generating a net loss of $8,000. For the three and six months ended June 30, 2018, the Bank had calls, sales, and maturities on investment securities of $7.8 million, and $9.8 million, respectively, generating a net loss of $21,000 for both of these periods.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are summarized as follows at the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$201,989	$194,141
Permanent non-owner occupied	159,267	147,825
	361,256	341,966

Multifamily	161,460	169,355

Commercial real estate	384,202	373,798

Construction/land:
One-to-four family residential	45,953	51,747
Multifamily	37,032	40,502
Commercial	13,793	9,976
Land	8,356	6,629
	105,134	108,854

Business	36,358	30,486
Consumer	17,891	12,970
Total loans (1)	1,066,301	1,037,429

Less:
Deferred loan fees, net	568	1,178
Allowance for loan and lease losses ("ALLL")	13,057	13,347
Loans receivable, net	$1,052,676	$1,022,904
____________
(1) Net of loans in process (“LIP”).

At June 30, 2019, loans totaling $495.3 million were pledged to secure borrowings from the FHLB of Des Moines compared to $471.4 million at December 31, 2018. In addition, loans totaling $92.1 million and $91.2 million were pledged to the Federal Reserve Bank of San Francisco to secure a line of credit at June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019, and December 31, 2018, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at June 30, 2019, and December 31, 2018 by type and risk category:

	June 30, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$360,005	$159,340	$383,669	$92,563	$36,358	$17,848	$1,049,783
Special mention	614	2,120	533	12,571	—	—	15,838
Substandard	637	—	—	—	—	43	680
Total loans	$361,256	$161,460	$384,202	$105,134	$36,358	$17,891	$1,066,301
_______________

(1) Net of LIP.

	December 31, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Risk Rating:
Pass	$339,310	$169,355	$372,690	$108,854	$30,486	$12,926	$1,033,621
Special mention	1,737	—	782	—	—	—	2,519
Substandard	919	—	326	—	—	44	1,289
Total loans	$341,966	$169,355	$373,798	$108,854	$30,486	$12,970	$1,037,429
_______________

(1) Net of LIP.

ALLL. When the Company classifies problem assets as either substandard or doubtful, pursuant to Federal regulations, or identifies a loan where it is uncertain if the Bank will be able to collect all amounts due according to the contractual terms of the loan, it may establish a specific reserve in an amount deemed prudent to address the risk specifically. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to the particular problem assets. When an insured institution classifies problem assets as a loss, pursuant to Federal regulations, it is required to charge-off such assets in the period in which they are deemed uncollectible. The determination as to the classification of the Company’s assets and the amount of valuation allowances is subject to review by bank regulators, who can require the establishment of additional loss allowances.

Loan grades are used by the Company to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful, or loss. The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency, failure to comply with contractual terms of the loan or stale

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

financial information from the borrower and/or guarantors. Loans identified as criticized (watch and special mention) or classified (substandard, doubtful or loss) are subject to problem loan reporting every three months.

During the quarter ended June 30, 2019, an $11.6 million construction loan was classified as impaired as a result of defaulting on certain terms of the loan agreement. The loan is well collateralized and was current on its payments at June 30, 2019. The impairment analysis concluded the Bank does not anticipate incurring a loss on this loan, which contributed to a recapture of previously recognized provision for the general allowance on construction loans. In addition, certain loans transitioned from the construction phase to the permanent phase, which carries a lower risk of loss, and therefore reduced the required provision for loan losses.

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended June 30, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,032	$1,579	$4,809	$3,132	$1,030	$226	$13,808
Charge-offs	—	—	—	—	—	—	—
Recoveries	4	45	—	—	—	—	49
Provision (recapture)	49	19	(202)	(861)	90	105	(800)
Ending balance	$3,085	$1,643	$4,607	$2,271	$1,120	$331	$13,057

	At or For the Six Months Ended June 30, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,387	$1,680	$4,777	$2,331	$936	$236	$13,347
Charge-offs	—	—	—	—	—	—	—
Recoveries	28	45	—	—	—	37	110
(Recapture) provision	(330)	(82)	(170)	(60)	184	58	(400)
Ending balance	$3,085	$1,643	$4,607	$2,271	$1,120	$331	$13,057

ALLL by category:
General reserve	$3,047	$1,643	$4,607	$2,271	$1,120	$331	$13,019
Specific reserve	38	—	—	—	—	—	38

Loans: (1)
Total loans	$361,256	$161,460	$384,202	$105,134	$36,358	$17,891	$1,066,301
Loans collectively evaluated for impairment (2)	356,558	161,460	382,061	93,551	36,358	17,848	1,047,836
Loans individually evaluated for impairment (3)	4,698	—	2,141	11,583	—	43	18,465
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2019, past due loans were 0.02% of total loans receivable, net of LIP. In comparison, past due loans were 0.08% of total loans receivable, net of LIP at December 31, 2018. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of June 30, 2019
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1) (2)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$184	$—	$—	$184	$201,805	$201,989
Non-owner occupied	—	—	—	—	159,267	159,267
Multifamily	—	—	—	—	161,460	161,460
Commercial real estate	—	—	—	—	384,202	384,202
Construction/land	—	—	—	—	105,134	105,134
Total real estate	184	—	—	184	1,011,868	1,012,052
Business	—	—	—	—	36,358	36,358
Consumer	43	—	—	43	17,848	17,891
Total loans	$227	$—	$—	$227	$1,066,074	$1,066,301
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at June 30, 2019.
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
(2) Net of LIP.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nonperforming Loans. When a loan becomes 90 days past due, the Bank generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
One-to-four family residential	$103	$382
Commercial real estate	—	326
Consumer	43	44
Total nonaccrual loans	$146	$752

During the three and six months ended June 30, 2019, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $2,000 and $9,000, respectively. For the three and six months ended June 30, 2018, foregone interest on nonaccrual loans was $3,000 and $7,000, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	June 30, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$361,153	$161,460	$384,202	$105,134	$36,358	$17,848	$1,066,155
Nonperforming (3)	103	—	—	—	—	43	146
Total loans	$361,256	$161,460	$384,202	$105,134	$36,358	$17,891	$1,066,301
_____________

(1)	Net of LIP.

(2)	There were $201.9 million of owner-occupied one-to-four family residential loans and $159.2 million of non-owner occupied one-to-four family residential loans classified as performing.

(3)	The $103,000 one-to-four family residential loan classified as nonperforming is owner-occupied.

	December 31, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total (1)
	(In thousands)
Performing (2)	$341,584	$169,355	$373,472	$108,854	$30,486	$12,926	$1,036,677
Nonperforming (3)	382	—	326	—	—	44	752
Total loans	$341,966	$169,355	$373,798	$108,854	$30,486	$12,970	$1,037,429
_____________

(1) Net of LIP.
(2) There were $193.8 million of owner-occupied one-to-four family residential loans and $147.8 million of non-owner occupied one-to-four family residential loans classified as performing.
(3) The $382,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document or the borrower failing to comply with contractual terms of the loan. At June 30, 2019, an impaired construction loan with an outstanding balance of $11.6 million had $4.1 million of funds committed to be advanced, however, advancement of the $4.1 million of additional funds was frozen at that date. There were no funds committed to be advanced in connection with impaired loans at December 31, 2018.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated, shown net of LIP:

	June 30, 2019
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$839	$1,021	$—
Non-owner occupied	1,686	1,686	—
Commercial real estate	2,141	2,141	—
Construction/land	11,583	15,650	—
Consumer	43	72	—
Total	16,292	20,570	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	509	556	16
Non-owner occupied	1,664	1,664	22
Total	2,173	2,220	38

Total impaired loans:
One-to-four family residential:
Owner occupied	1,348	1,577	16
Non-owner occupied	3,350	3,350	22
Commercial real estate	2,141	2,141	—
Construction/land	11,583	15,650	—
Consumer	43	72	—
Total	$18,465	$22,790	$38
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$843	$15	$998	$30
Non-owner occupied	1,863	26	2,034	52
Commercial real estate	2,149	38	2,265	76
Construction/land	5,792	228	3,861	368
Consumer	44	1	58	2
Total	10,691	308	9,216	528

Loans with an allowance:
One-to-four family residential:
Owner occupied	510	9	511	17
Non-owner occupied	2,015	22	2,385	45
Commercial real estate	—	—	80	—
Total	2,525	31	2,976	62

Total impaired loans:
One-to-four family residential:
Owner occupied	1,353	24	1,509	47
Non-owner occupied	3,878	48	4,419	97
Commercial real estate	2,149	38	2,345	76
Construction/land	5,792	228	3,861	368
Consumer	44	1	58	2
Total	$13,216	$339	$12,192	$590

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,180	$18	$1,227	$36
Non-owner occupied	6,136	99	6,894	221
Multifamily	1,125	18	1,128	37
Commercial real estate	1,654	40	1,457	80
Consumer	92	2	93	4
Total	10,187	177	10,799	378

Loans with an allowance:
One-to-four family residential:
Owner occupied	519	9	520	18
Non-owner occupied	3,232	35	3,258	82
Commercial real estate	1,245	7	1,539	17
Total	4,996	51	5,317	117

Total impaired loans:
One-to-four family residential:
Owner occupied	1,699	27	1,747	54
Non-owner occupied	9,368	134	10,152	303
Multifamily	1,125	18	1,128	37
Commercial real estate	2,899	47	2,996	97
Consumer	92	2	93	4
Total	$15,183	$228	$16,116	$495

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At June 30, 2019, the TDR portfolio totaled $6.7 million. At December 31, 2018, the TDR portfolio totaled $9.4 million. At both dates, all TDRs were performing according to their modified repayment terms.

At June 30, 2019, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three and six months ended June 30, 2019 and 2018.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDR modifications for the periods indicated and their recorded investment prior to and after the modification:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential
Principal and interest with interest rate concession and advancement of maturity date	—	—	—	6	824	824
Advancement of maturity date	—	—	—	3	694	694
Total	—	—	—	9	1,518	1,518

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Multifamily
Advancement of maturity date	1	$1,124	$1,124	1	$1,124	$1,124
Total	1	1,124	1,124	1	1,124	1,124

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three and six months ended June 30, 2019, and June 30, 2018, no loans that had been modified in the previous 12 months defaulted.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of period	$454	$483	$483	$483
Market value adjustments	—	—	(29)	—
Balance at end of period	$454	$483	$454	$483

For the three and six months ended June 30, 2019, there were no OREO properties sold. Based on current appraisals, there were no market value adjustments taken on the properties in OREO for the three months ended June 30, 2019. There were $29,000 in market value adjustments taken on the properties in OREO for the six months ended June 30, 2019. For the three and six months ended June 30, 2018, there were no sales or market value adjustments on OREO properties. OREO at June 30, 2019, consisted of $454,000 in commercial real estate properties. At June 30, 2019, there were no loans for which formal foreclosure proceedings were in process.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at June 30, 2019 and December 31, 2018:

	Fair Value Measurements at June 30, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$23,716	$—	$23,716	$—
Freddie Mac	6,387	—	6,387	—
Ginnie Mae	22,438	—	22,438	—
Other	11,864	—	11,864	—
Municipal bonds	7,889	—	7,889	—
U.S. Government agencies	45,947	—	45,947	—
Corporate bonds	23,340	—	23,340	—
Total available-for-sale investments	141,581	—	141,581	—
Derivative fair value asset	450	—	450	—
Total	$142,031	$—	$142,031	$—

	Fair Value Measurements at December 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$23,643	$—	$23,643	$—
Freddie Mac	6,287	—	6,287	—
Ginnie Mae	22,061	—	22,061	—
Other	8,979	—	8,979	—
Municipal bonds	10,544	—	10,544	—
U.S. Government agencies	47,438	—	47,438	—
Corporate bonds	23,218	—	23,218	—
Total available-for-sale investments	142,170	—	142,170	—
Derivative fair value asset	1,662	—	1,662	—
Total	$143,832	$—	$143,832	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at June 30, 2019, and December 31, 2018:

	Fair Value Measurements at June 30, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$18,427	$—	$—	$18,427
OREO	454	—	—	454
Total	$18,881	$—	$—	$18,881
_____________
(1) Total fair value of impaired loans is net of $38,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$10,087	$—	$—	$10,087
OREO	483	—	—	483
Total	$10,570	$—	$—	$10,570
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$18,427	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.00%)

OREO	$454	Market approach	Appraised value less selling costs	0.0% (0.00%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$10,087	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$483	Market approach	Appraised value less selling costs	0.0% (0.0%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	June 30, 2019
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$8,119	$8,119	$8,119	$—	$—
Interest-earning deposits with banks	22,579	22,579	22,579	—	—
Investments available-for-sale	141,581	141,581	—	141,581	—
Loans receivable, net	1,052,676	1,044,364	—	—	1,044,364
FHLB stock	5,701	5,701	—	5,701	—
Accrued interest receivable	4,650	4,650	—	4,650	—
Derivative fair value asset	450	450	—	450	—

Financial Liabilities:
Deposits	432,813	432,813	432,813	—	—
Certificates of deposit, retail	412,134	416,959	—	416,959	—
Certificates of deposit, brokered	180,763	181,127	—	181,127	—
Advances from the FHLB	105,000	105,555	—	105,555	—
Accrued interest payable	461	461	—	461	—

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

Note 8 - Leases

The Company adopted ASU 2016-02 and ASU 2018-11 using the modified retrospective approach with an effective date of January 1, 2019, and recognized on the consolidated balance sheets a right-of-use asset (“ROU”) included in prepaid expenses and other assets and lease liabilities included in other liabilities. As such, prior year financial statements were not restated under the new standard. At June 30, 2019, the Company had ten operating leases for retail branch locations. The remaining lease terms range from 1.2 to 6.0 years, with most leases carrying optional extensions of 3-5 years. The Company will include optional lease term extensions in the ROU assets and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the term of the lease that was in place at each lease inception.

The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At June 30, 2019, the Company was committed to paying $51,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

Total lease expense included in the Company’s Consolidated Income Statement for the three and six months ended June 30, 2019, was $169,000 and $344,000, respectively. This included the amortized lease expense under ASU 2016-02 combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The right-of-use asset and lease liability both had a balance of $1.6 million on the Company’s consolidated balance sheet at June 30, 2019, and are amortizing over a weighted-average remaining term of 4.1 years. The weighted-average discount rate used to calculate the present value of future minimum lease payments was 2.96% at June 30, 2019.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a reconciliation between the undiscounted minimum lease payments at June 30, 2019 and the discounted lease liability at that date:

June 30, 2019
(in thousands)
Due through one year	$535
Due after one year through two years	419
Due after two years through three years	290
Due after three years through four years	247
Due after four years through five years	173
Due after five years	75
Total minimum lease payments	1,739
Less: present value discount	(106)
Lease liability	$1,633

The Company has secured a lease for a new retail branch in Kirkland, Washington. The initial lease term is for 65 months and includes options to extend the lease. The minimum rent will be determined at commencement and will increase annually thereafter. This lease was not included in the calculation of discounted lease payments at June 30, 2019.

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

Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the hedge instrument as compared to the three-month LIBOR interest received from the counterparty. At June 30, 2019, the fair value of the cash flow hedge of $450,000 was reported with other assets. The tax effected amount of $356,000 was included in Accumulated Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statements for the quarters ended June 30, 2019 or 2018, related to ineffectiveness.

Fair value for this derivative instrument, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of this derivative instrument as of June 30, 2019 and December 31, 2018:

	Balance Sheet Location	Fair Value at June 30, 2019	Fair Value at December 31, 2018
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Other Assets	$450	$1,662

Total derivatives		$450	$1,662

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the effect of this derivative instrument on the Consolidated Statements of Comprehensive Income for the quarters ended June 30, 2019, and December 31, 2018:

	Balance Sheet Location	Amount Recognized in OCI for the three months ended June 30, 2019	Amount Recognized in OCI for the three months ended December 31, 2018
	(In thousands)
Interest rate swap on FHLB debt designated as cash flow hedge	Equity	$(595)	$108

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At June 30, 2019, there were no unvested shares of restricted stock awards under the 2008 Plan. At this date, there were 35,000 stock options granted under the 2008 Plan that are expected to vest and be available for exercise, and an additional 280,000 stock options from the 2008 Plan were available for exercise at June 30, 2019, subject to the 2008 Plan provisions. At June 30, 2019, there were 1,207,274 total shares available for grant under the 2016 Plan, including 328,637 shares available to be granted as restricted stock.

For the three months ended June 30, 2019 and 2018, total compensation expense for both the 2008 and 2016 Plans was $107,000 and $326,000, respectively, and the related income tax benefit was $22,000 and $68,000, respectively.

For the six months ended June 30, 2019 and 2018, total compensation expense for both the 2008 and 2016 Plans was $231,000 and $409,000, respectively, and the related income tax benefit was $48,000 and $86,000, respectively.

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

A summary of the Company’s stock option plan awards and activity for the three and six months ended June 30, 2019, follows:

	For the Three Months Ended June 30, 2019
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at April 1, 2019	365,000	$11.09		$1,796,200	$3.88
Outstanding at June 30, 2019	365,000	11.09	5.18	1,199,800	3.88
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	362,450	11.07	5.17	1,197,348	3.87
Exercisable at June 30, 2019	280,000	10.16	4.34	1,118,070	3.61

	For the Six Months Ended June 30, 2019
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	315,000	$10.34		$1,615,600	$3.69
Granted	50,000	15.80			5.03
Outstanding at June 30, 2019	365,000	11.09	5.18	1,199,800	3.88
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	362,450	11.07	5.17	1,197,348	3.87
Exercisable at June 30, 2019	280,000	10.16	4.34	1,118,070	3.61

As of June 30, 2019, there was $283,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 and 2016 Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.85 years. There were 50,000 stock options granted under the 2016 Plan during the six months ended June 30, 2019.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of changes in nonvested restricted stock awards for the three and six months ended June 30, 2019, follows:

	For the Three Months Ended June 30, 2019
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at April 1, 2019	16,698	$16.53
Nonvested at June 30, 2019	16,698	16.53
Expected to vest assuming a 3% forfeiture rate over the vesting term	16,197	16.53

	For the Six Months Ended June 30, 2019
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	20,987	$15.90
Granted	16,698	16.53
Vested	(20,987)	15.90
Nonvested at June 30, 2019	16,698	16.53
Expected to vest assuming a 3% forfeiture rate over the vesting term	16,197	16.53

As of June 30, 2019, there was $181,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of eight months, five days.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except share data)
Net income	$3,304	$3,102	$5,249	$9,944
Less: Earnings allocated to participating securities	(5)	(7)	(8)	(23)
Earnings allocated to common shareholders	$3,299	$3,095	$5,241	$9,921

Basic weighted average common shares outstanding	9,952,419	10,271,432	10,034,895	10,241,297
Dilutive stock options	91,000	125,578	90,372	125,140
Dilutive restricted stock grants	2,936	8,939	6,840	6,037
Diluted weighted average common shares outstanding	10,046,355	10,405,949	10,132,107	10,372,474

Basic earnings per share	$0.33	$0.30	$0.52	$0.97
Diluted earnings per share	$0.33	$0.30	$0.52	$0.96

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six months ended June 30, 2019, there were 50,000 options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the three and six months ended June 30, 2018, there no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

The Branch Acquisition was accounted for under the acquisition method of accounting, and accordingly, the assets received and liabilities assumed were recorded at their fair market value as of August 25, 2017. The application of the acquisition method of accounting resulted in recognition of a core deposit intangible asset (“CDI”) of $1.3 million and goodwill of $889,000. The acquired CDI has been determined to have a useful life of approximately ten years and is amortized on an accelerated basis. Goodwill is not amortized but will be evaluated for impairment on an annual basis, or more often if circumstances dictate, to determine if the carrying value remains appropriate. The balance of the CDI and goodwill at June 30, 2019 was $1.0 million and $889,000, respectively.

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

Disaggregation of Revenue

The following table includes the Company’s noninterest income disaggregated by type of service for the three months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Loss on sale of investments (1)	$—	$(21)	$(8)	$(21)
BOLI change in cash surrender value (1)	189	224	458	473
Wealth management revenue	261	156	457	255
Deposit related fees	88	71	157	134
Debit card and ATM fees	117	104	219	202
Loan related fees	119	104	166	190
Loan interest swap fees	90	22	106	70
Other	15	3	24	6
Total noninterest income	$879	$663	$1,579	$1,309
_______________
(1) Not within scope of Topic 606

For the three months ended June 30, 2019, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Balances

At June 30, 2019, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

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

Overview

First Financial Northwest Bank (“the Bank”) is a wholly-owned subsidiary of First Financial Northwest, Inc. (“the Company”) and, as such, comprises substantially all of the activity for the Company. First Financial Northwest Bank was a

community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and headquarters in Renton, Washington, as well as five retail branches in King County, Washington and five retail branches in Snohomish County, Washington. The Bank has received FDIC approval to open a new branch in Kirkland, Washington. This additional King County location is expected to open later in 2019.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market (including brokered deposits), then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in six to eighteen months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 33 other states, including concentrations in California, Utah, Arizona and Oregon of $43.3 million, $16.1 million, $14.5 million and $11.9 million, respectively.

The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities with our current risk tolerance levels and asset/liability objectives. The Bank is creating a small business loan (“SBA”) department, with the goal of achieving SBA preferred lender status by 2020, which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank plans to increase originations of the business loan portfolio, which may include business lines of credit, business term loans, equipment financing, and focus on industry specific loans, such as green energy financing. In conjunction with the growth of business loans, the Bank seeks to service these customers with their business deposits as well.

The Bank continues to develop its aircraft loan portfolio through both originations and purchases of aircraft loans. The underwriting on these loans is predominantly asset centered, with secondary emphasis placed on the ability of the borrower to repay the loan. We began originating aircraft loans in the fourth quarter of 2016. At June 30, 2019, our business loans included $14.5 million in fixed and adjustable rate aircraft loans, with an average balance of $657,000.

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

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total assets were $1.30 billion at June 30, 2019, an increase of 3.6%, from $1.25 billion at December 31, 2018. The following table details the $45.1 million net change in the composition of our assets at June 30, 2019 from December 31, 2018.

	Balance at June 30, 2019	Change from December 31, 2018	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$8,119	$(3)	—%
Interest-earning deposits with banks	22,579	13,691	154.0
Investments available-for-sale, at fair value	141,581	(589)	(0.4)
Loans receivable, net	1,052,676	29,772	2.9
FHLB stock, at cost	5,701	(1,609)	(22.0)
Accrued interest receivable	4,650	582	14.3
Deferred tax assets, net	1,379	(465)	(25.2)
OREO	454	(29)	(6.0)
Premises and equipment, net	21,944	613	2.9
BOLI, net	31,446	1,605	5.4
Prepaid expenses and other assets	5,101	1,643	47.5
Goodwill	889	—	—
Core deposit intangible	1,042	(74)	(6.6)
Total assets	$1,297,561	$45,137	3.6%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), increased by $13.7 million from December 31, 2018, to June 30, 2019. These funds fluctuate based on our funding needs. New brokered certificates of deposit added late in the quarter ended June 30, 2019 resulted in an increase to our cash held at the FRB at that date.

Investments available-for-sale. Our investments available-for-sale portfolio decreased by $589,000 during the six months ended June 30, 2019. During this period, we sold $3.0 million of municipal bonds and had a $30,000 call on a U.S. government agency bond. At June 30, 2019, corporate bonds issued by financial institutions represented $23.3 million, or 16.5% of our investments available-for-sale and municipal bonds represented $7.9 million, or 5.6% of our investments available-for-sale.

The effective duration of the investments available-for-sale at June 30, 2019, was 2.76% as compared to 3.00% at December 31, 2018. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased by $29.8 million to $1.05 billion at June 30, 2019, as compared to December 31, 2018. Loan originations of $137.4 million were supplemented with $30.2 million of loan purchases and participations, discussed below, to offset loan repayments and the continued growth of our loan portfolio. During the six months ended June 30, 2019, our one‑to‑four family portfolio increased by $19.3 million and our commercial real estate portfolio increased by $10.4 million. In addition, business loans increased by $5.9 million and consumer loans increased by $4.9 million. Partially offsetting these increases, multifamily loans decreased by $7.9 million and construction loans decreased by $3.7 million as pay downs and payoffs outpaced new loan originations for these loan types.

Our loan concentrations remained stable at June 30, 2019 as compared to December 31, 2018. At these dates, the Bank’s construction loans totaled 80.1% and 81.9% of total capital, respectively, and total non-owner occupied commercial real estate was 441.0% and 451.8% of total capital, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non‑residential, and construction, should not exceed 550% of total risk-based capital. Our concentration guideline for construction/land loans is to limit these loans to 100% of total risk-based capital. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our commercial and construction loan portfolio by collateral type at June 30, 2019 and December 31, 2018. Previously, we reported the gross loan balance in this table, however, as a better representation of the loan receivable at the dates shown, amounts shown below are reported net of LIP. At June 30, 2019, gross construction/land loans had $86.2 million of LIP. At December 31, 2018, gross commercial loans and gross construction/land loans had $21,000 and $86.4 million, respectively, of LIP.

	June 30, 2019	December 31, 2018
	(In thousands)
Multifamily residential:
Other multifamily	$147,517	$155,279
Micro-unit apartments	13,943	14,076
Total multifamily	161,460	169,355

Non-residential
Retail	144,050	131,222
Office	100,620	100,495
Storage	36,096	32,462
Motel	27,725	28,035
Warehouse	18,303	25,398
Nursing home	16,172	16,315
Mobile home park	21,533	16,003
Other non-residential	19,703	23,868
Total non-residential	384,202	373,798

Construction/land:
One-to-four family residential	45,953	51,747
Multifamily	37,032	40,502
Commercial	13,793	9,976
Land	8,356	6,629
Total construction/land	105,134	108,854
Total multifamily residential, non-residential and construction/land loans	$650,796	$652,007

Included in total construction/land loans, net of LIP, at June 30, 2019, are $26.6 million of multifamily loans, $13.8 million of commercial real estate loans and $2.3 million of one-to-four family loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At December 31, 2018, construction/land loans, net of LIP, included $25.2 million of multifamily loans, $10.0 million of commercial real estate loans and $602,000 of one-to-four family loans that roll over to permanent loans in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank will originate and purchase loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the six months ended June 30, 2019, the Bank purchased or participated in $30.2 million of loans that included $17.4 million of commercial real estate loans secured by properties located outside of Washington State, $6.4 million of construction/land loans secured by properties located in Washington state, and $6.2 million of consumer loans secured by automobiles to borrowers located in Washington and other states.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At June 30, 2019, total loans secured by collateral located in California represented 4.1% of our total loans, net of LIP and total loans secured by collateral located outside the states of California and Washington represented 10.4% of our total loans, net of LIP. The following table details geographic concentrations in our loan portfolio, net of LIP:

		At June 30, 2019
		One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
		(In thousands)
King County		$285,166	$92,832	$191,836	$93,044	$13,196	$10,091	$686,165
Pierce County		32,927	4,841	26,654	7,054	69	976	72,521
Snohomish County		25,015	3,227	20,893	2,108	2,987	582	54,812
Kitsap County		5,787	1,478	770	2,249	—	—	10,284
Other Washington Counties	9,775	8,952	24,855	52,032	679	1,272	406	88,196
California		2,704	17,560	20,473	—	1,077	1,512	43,326
Outside Washington and California (1)		705	16,667	71,544	—	17,757	4,324	110,997
Total loans, net of LIP		$361,256	$161,460	$384,202	$105,134	$36,358	$17,891	$1,066,301
_______________
(1) Includes loans in Utah, Arizona and Oregon of $16.1 million, $14.5 million and $11.9 million, respectively, and loans in 29 other states.

Our five largest borrowing relationships, which represent 7.6% of our net loans, increased by $853,000 to $80.7 million at June 30, 2019, from $79.9 million at December 31, 2018. The total number of loans represented by this group of borrowers remained stable with 19 loans at both June 30, 2019, and December 31, 2018. At June 30, 2019, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio.

The following table details our five largest lending relationships at June 30, 2019:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Aggregate Balance of Loans (3)
	(Dollars in thousands)
Real estate investor	5	$—	$8,533	$13,137	$—	$—	$—	$21,670
Real estate investor	3	413	—	18,872	—	—	—	19,285
Real estate investor	6	439	—	14,838	—	—	52	15,329
Real estate investor	3	—	1,752	10,547	—	—	—	12,299
Real estate investor	2	—	—	—	926	11,228	—	12,154
Total	19	$852	$10,285	$57,394	$926	$11,228	$52	$80,737
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	All of the one-to-four family residential loans for these borrowers are for owner occupied properties. The commercial real estate loans are for non-owner occupied properties.

(3)	Net of LIP.

The ALLL decreased to $13.1 million at June 30, 2019, from $13.3 million at December 31, 2018, and represented 1.22% and 1.29% of total loans receivable, net of LIP at June 30, 2019, and December 31, 2018, respectively. The ALLL consists of two components, the general allowance and the specific reserves. The decrease in the ALLL was primarily the result of the Bank’s loan concentrations shifting to lower risk loan types, partially offset by the ALLL required for the $28.9 million increase in total loans. Although impaired loans increased $8.3 million during the six months ended June 30, 2019, this increase was primarily due to an $11.6 million construction loan reclassified to impaired and special mention status due to the loan not complying with the original terms of the loan. Because of additional collateral secured at the time of origination, upon evaluation, we do not anticipate incurring any loan loss at this time and no additional reserve was determined to be required at June 30, 2019. For additional information, see “Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018 - Provision for Loan Losses” discussed below.

We believe that the ALLL at June 30, 2019, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

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

The following table presents a breakdown of our TDRs at the dates indicated, all of which were performing:

	June 30, 2019	December 31, 2018	Six Month Change
	(Dollars in thousands)
Performing TDRs:
One-to-four family residential	$4,594	$6,941	$(2,347)
Commercial real estate	2,141	2,415	(274)
Consumer	—	43	(43)
Total performing TDRs	6,735	9,399	(2,664)
Total TDRs	$6,735	$9,399	$(2,664)
% TDRs classified as performing	100.0%	100.0%

Our TDRs decreased $2.7 million at June 30, 2019, compared to December 31, 2018, as a result of principal repayments and loan payoffs. At June 30, 2019, there were no TDRs on nonaccrual status. In addition, there were no committed but undisbursed funds in connection with our TDRs and impaired loans. The largest TDR relationship at June 30, 2019, totaled $1.3 million and was secured by a non-owner occupied commercial property located in King County.

Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2019, total past due loans declined to $227,000, representing 0.02% of total loans receivable, from $821,000, or 0.08% of total loans at December 31, 2018.

Nonperforming assets decreased by $635,000 during the first six months of 2019, primarily as a result of payoffs of two nonaccrual loans totaling $597,000. The following table presents detailed information on our nonperforming assets at the dates indicated:

	June 30, 2019	December 31, 2018	Six Month Change
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$103	$382	$(279)
Commercial real estate	—	326	(326)
Consumer	43	44	(1)
Total nonperforming loans	146	752	(606)

OREO	454	483	(29)
Total nonperforming assets (1) (2)	$600	$1,235	$(635)

Nonperforming assets as a percent of total assets	0.05%	0.10%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 100.0% of our TDRs were performing in accordance with their restructured terms at June 30, 2019.
(2) The $11.6 million impaired loan referenced in this document is not included in this table as all payments on the loan were current at June 30, 2019.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. The largest nonaccrual loan at June 30, 2019 was a $103,000 owner occupied, single-family residence located in Snohomish County. Also included in nonaccrual loans at June 30, 2019, was a $43,000 home equity second mortgage secured by a non-owner occupied single family residence in King County. At June 30, 2019, both of these loans were current on their loan payments.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the low ratio of our nonperforming assets as a percent of total assets of 0.05% at June 30, 2019, and 0.10% at December 31, 2018, as well as the minimal amount of OREO held at June 30, 2019.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At June 30, 2019, and December 31, 2018, OREO was $454,000 and $483,000, respectively, and consisted of two undeveloped commercial lots located in Pierce County. During the six months ended June 30, 2019, a $29,000 write-down was recognized on these properties as the result of an updated valuation analysis.

Intangible assets. The balance of goodwill was $889,000 at both June 30, 2019 and December 31, 2018. Goodwill was calculated as the excess purchase price of the branches acquired in August 2017 (the “Branch Acquisition”) over the fair value of the assets acquired and liabilities assumed.

The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The CDI balance was $1.0 million at June 30, 2019 and $1.1 million at December 31, 2018. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount amortizes into noninterest expense on an accelerated basis over ten years.

Deposits. During the first six months of 2019, deposits increased $86.7 million to $1.03 billion at June 30, 2019, compared to $939.0 million at December 31, 2018. Deposit accounts consisted of the following:

	June 30, 2019	Change from December 31, 2018	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$49,219	$3,111	6.7%
Interest-bearing checking	50,414	10,335	25.8
Statement savings	22,593	(2,206)	(8.9)
Money market	310,587	(28,460)	(8.4)
Certificates of deposit, retail	412,134	20,960	5.4
Certificates of deposit, brokered	180,763	82,938	84.8
	$1,025,710	$86,678	9.2

Our retail deposits increased by $3.7 million during the six months ended June 30, 2019. Retail certificates of deposit increased by $21.0 million as the Bank competitively priced these certificates to increase this funding source. In addition, continued emphasis on deposit growth at our branches resulted in a $10.3 million increase in interest-bearing checking accounts. Partially offsetting these increases, money market accounts declined by $28.5 million.

To further assist in our funding needs, our portfolio of brokered certificates of deposits increased by $82.9 million to $180.8 million at June 30, 2019, from $97.8 million at December 31, 2018. This increase was primarily the result of an opportunity to obtain short-term brokered deposits at interest rates lower than the cost of short-term FHLB advances. These funds were partially used to pay off the balance of the Bank’s overnight borrowings at June 30, 2019. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of up to 4.2 years, along with the enhanced call features on a portion of these deposits, assist us in our efforts to manage interest rate risk.

At June 30, 2019 and December 31, 2018, we held $29.7 million and $28.5 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet. Total FHLB advances were $105.0 million at June 30, 2019, a $41.5 million decrease from $146.5 million at December 31, 2018. At June 30, 2019, the Bank had $70.0 million in borrowings that are due in less than one year and $35.0 million in borrowings that are due in three years. Our long-term advances at June 30, 2019, consisted of two Member Option Variable Rate advances that reprice quarterly and allow prepayment without penalties at the repricing date. The repayment option on our Member Option Variable Rate advances and short term nature of overnight FHLB advances provides us flexibility to adjust the level of our borrowings as our customer deposit balances grow, consistent with our asset/liability objectives. Our FHLB advances also include a $50.0 million fixed rate three‑month advance that renews quarterly at the fixed interest rate in effect at that time designated as a cash flow hedge, as described below.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank entered into a five-year, $50 million notional, pay fixed, receive floating cash flow hedge or interest rate swap with a qualified institution on October 25, 2016. Under the terms of the Cash Flow Hedge agreement, the Bank pays a fixed rate of 1.34% for five years and, in turn, receives an interest payment based on the three-month LIBOR index, which resets quarterly. Concurrently, the Bank borrowed a $50.0 million fixed rate three-month advance that will be renewed quarterly at the fixed interest rate in effect at that time. A change in the fair value of the cash flow hedge is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At June 30, 2019, we recognized a $450,000 fair value asset as a result of the increase in the market value of the hedge agreement.

Stockholders’ Equity. Total stockholders’ equity increased $90,000 during the first six months of 2019 to $153.8 million at June 30, 2019, from $153.7 million at December 31, 2018. Increases to stockholders’ equity, comprised of $5.2 million of net income, a $1.2 million reduction in other comprehensive loss as a result of improvements in the fair market value of our available-for-sale securities and $1.1 million of stock based compensation, were partially offset by a $5.5 million reduction due to the repurchase of 346,100 shares of common stock (at an average price of $15.89 per share) and $1.7 million in cash dividends paid. As part of the strategy to increase shareholder value, the Company’s Board of Directors authorized a stock repurchase plan that began on November 5, 2018 which expired on May 3, 2019. The plan authorized the repurchase of up to 550,000 shares of the Company’s stock of which all were repurchased during the term of the plan.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Dividend declared per common share	$0.09	$0.08	$0.17	$0.15
Dividend payout ratio (1)	27.3%	26.7%	32.6%	15.5%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and 2018

General. Net income for the three months ended June 30, 2019, was $3.3 million, or $0.33 per diluted share as compared to net income of $3.1 million, or $0.30 per diluted share for the three months ended June 30, 2018. The $202,000 increase in net income during the three months ended June 30, 2019, was a combined result of a $400,000 increase in the recapture of provision for loan losses, a $216,000 increase in noninterest income, and a $204,000 decrease in noninterest expense. These increases were partially offset by a $423,000 decrease in net interest income and a $195,000 increase in federal tax provision as compared to the three months ended June 30, 2018.

Net Interest Income. Net interest income for the three months ended June 30, 2019, decreased $423,000 to $9.7 million from $10.1 million for the three months ended June 30, 2018 primarily due to the increase in our cost of funds outpacing the increase in yield on our interest-earning assets.

Interest income increased by $1.3 million for the three months ended June 30, 2019, as compared to the same period in 2018, primarily as a result of a $46.1 million increase in the average balance of our interest-earning assets combined with a 24 basis point increase in yield. Average loans receivable increased by $54.8 million, and was partially offset by a $2.4 million decrease in investments available-for-sale and a $3.7 million decrease in average interest-earning deposits, as lower yielding assets were converted to higher yielding loans. In addition, the average balance of FHLB stock decreased by $2.7 million as our required investment decreased due to lower average outstanding FHLB advances.

The average yield on our interest-earning assets increased by 24 basis points for the three months ended June 30, 2019 as compared to the same period in 2018, earning 4.94% and 4.70%, respectively. The average yield on our loan portfolio for the three months ended June 30, 2019 was 5.19%, as compared to a yield of 5.00% for the three months ended June 30, 2018. In addition, the volume of variable rate loans increased to 53.6% at June 30, 2019, from 50.8% at June 30, 2018, with an increase in the minimum weighted average interest rate of 34 basis points. Also contributing to the increase in interest income, the yield on our investment securities increased by 34 basis points.

Outpacing the increase in interest income, interest expense increased by $1.7 million for the three months ended June 30, 2019, as compared to the same period in 2018. The increase was primarily the result of increases in the cost of interest-bearing liabilities, in particular money market deposits, certificates of deposit and FHLB advances. In response to market rate increases and our competitive pricing of retail certificates of deposit to increase this funding source, the average cost of our interest-bearing deposits increased by 67 basis points and the average cost of our FHLB advances increased by 36 basis points for the three months ended June 30, 2019, as compared to the same period in 2018. Also contributing to the increase in interest expense during these periods, the average balance of our interest-bearing deposits increased by $117.5 million, with $63.5 million of this from growth in our retail operations and $54.0 million from an increase in average brokered certificates of deposit. Money market interest expense increased by $341,000 as a result of a 50 basis point increase in the average cost of these funds partially offset by a $17.4 million decrease in the average balance of these deposits. The cost of retail and brokered certificates of deposit increased by 82 and 66 basis points, respectively, as compared to the same quarter last year as the rates needed to compete for growth in these deposits has increased at a faster rate than the increases in the Federal Funds targeted rate. The growth in our retail and brokered deposits more than met our funding needs, allowing the Bank to pay down certain FHLB advances resulting in a $68.0 million decrease in the average balance of these borrowings for the three months ended June 30, 2019, as compared to the same period in 2018.

The Company’s net interest margin and interest rate spread decreased by 27 basis points and 33 basis points, respectively, primarily due to increases in our cost of funds as our interest‑bearing liabilities generally reprice faster than our interest-earning assets in response to changes in market interest rates. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended June 30, 2019 Compared to June 30, 2018 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$493	$684	$1,177
Investments available-for-sale	116	(17)	99
Interest-earning deposits with banks	17	(13)	4
FHLB stock	25	(28)	(3)
Total net change in income on interest-earning assets	651	626	1,277

Interest-bearing liabilities:
Interest-bearing demand	—	6	6
Statement savings	—	(1)	(1)
Money market	385	(44)	341
Certificates of deposit, retail	835	265	1,100
Certificates of deposit, brokered	214	235	449
Advances from the FHLB	130	(325)	(195)
Total net change in expense on interest-bearing liabilities	1,564	136	1,700
Total net change in net interest income	$(913)	$490	$(423)

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended June 30, 2019 and 2018. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,051,894	$13,606	5.19%	$997,059	$12,429	5.00%
Investments available-for-sale	138,634	1,109	3.21	141,035	1,010	2.87
Interest-earning deposits with banks	8,275	48	2.33	11,927	44	1.48
FHLB stock	7,337	102	5.58	10,004	105	4.21
Total interest-earning assets	1,206,140	14,865	4.94	1,160,025	13,588	4.70
Noninterest earning assets	73,740			69,316
Total average assets	$1,279,880			$1,229,341

Liabilities and Stockholders' Equity
Interest-bearing demand	$51,133	$24	0.19%	$38,662	$18	0.19%
Statement savings	23,358	8	0.14	26,262	9	0.14
Money market	307,119	1,166	1.52	324,507	825	1.02
Certificates of deposit, retail	408,253	2,354	2.31	336,933	1,254	1.49
Certificates of deposit, brokered	129,443	778	2.41	75,488	329	1.75
Total interest-bearing deposits	919,306	4,330	1.89	801,852	2,435	1.22
Advances from the FHLB and other borrowings	145,895	829	2.28	213,857	1,024	1.92
Total interest-bearing liabilities	1,065,201	5,159	1.94	1,015,709	3,459	1.37
Noninterest bearing liabilities	62,412			63,389
Average equity	152,267			150,243
Total average liabilities and equity	$1,279,880			$1,229,341
Net interest income		$9,706			$10,129
Net interest margin			3.23%			3.50%

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

During the three months ended June 30, 2019, management evaluated the adequacy of the ALLL and concluded that a recapture of provision for loan losses in the amount of $800,000 was appropriate. During this period, as noted above, an $11.6 million construction loan was downgraded as the result of the borrower defaulting on certain terms of the original loan agreement and was classified as impaired. The loan was current on its payments at June 30, 2019 and was well collateralized. The impairment analysis concluded the Bank does not anticipate incurring losses on this loan and funds previously allocated to this loan in the allowance for loan and lease losses calculation were recaptured. In addition, total loans were stable during the period, however a shift in our loan concentrations to lower risk categories resulted in further reduction in the required loan loss allowance. In comparison, during the three months ended June 30, 2018, a $400,000 recapture of provision for loan losses was recognized primarily as a result of a reduction in total construction loans balances.

The following table summarizes selected financial data related to our ALLL and loan portfolio.

	At or For the Three Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Total loans receivable, end of period	$1,066,301	$1,002,789
Average loans receivable during period	1,051,894	997,059
ALLL balance at beginning of period	13,808	13,136
Recapture of provision for loan losses	(800)	(400)
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	4	6
Multifamily	45	—
Commercial real estate	—	—
Construction/land development	—	12
Business	—	—
Consumer		—
Total recoveries	49	18
Net recovery	49	18
ALLL balance at end of period	$13,057	$12,754
ALLL as a percent of total loans	1.22%	1.27%

Noninterest Income. Noninterest income increased $216,000 to $879,000 for the quarter ended June 30, 2019, from $663,000 for the quarter ended June 30, 2018. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended June 30, 2019	Change from Three Months Ended June 30, 2018	Percent Change
	(Dollars in thousands)
Net loss on sale of investments	$—	$21	(100.0)%
BOLI change in cash surrender value	189	(35)	(15.6)
Wealth management revenue	261	105	67.3
Deposit related fees	205	30	17.1
Loan related fees	209	83	65.9
Other	15	12	400.0
Total noninterest income	$879	$216	32.6%

During the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, wealth management revenue increased by $105,000 as a result of an increase in the total assets managed by our wealth management division and regular fluctuations in the timing and mix of commissions received on serviced accounts. In addition, loan related fees increased by $83,000, primarily as a result of interest rate swap fees received on loans where certain commercial loan customers participate in an interest rate swap with a third party broker institution and the Bank receives a fee that is recognized as other noninterest income at the time the loan is originated. Partially offsetting these increases, noninterest income from our BOLI policies decreased as a result of certain fees deducted at the time of purchase of $379,000 of new BOLI policies during the three months ended June 30, 2019.

Noninterest Expense. Noninterest expense decreased $204,000 to $7.3 million for the three months ended June 30, 2019, from $7.5 million for the comparable period in 2018.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended June 30, 2019	Change from Three Months Ended June 30, 2018	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,734	$(197)	(4.0)%
Occupancy and equipment	898	69	8.3
Professional fees	326	(116)	(26.2)
Data processing	397	46	13.1
OREO related expenses, net	1	(1)	(50.0)
Regulatory assessments	136	26	23.6
Insurance and bond premiums	88	(66)	(42.9)
Marketing	76	(1)	(1.3)
Other general and administrative	627	36	6.1
Total noninterest expense	$7,283	$(204)	(2.7)%

Expenses for salaries and employee benefits decreased $197,000 for the three months ended June 30, 2019, as compared to the same period in 2018, primarily the result of a decrease in stock based compensation. The prior year’s equity compensation for the board of directors was granted in the three months ended June 30, 2018. For 2019, the directors equity compensation will be granted in the third quarter. Further decreasing noninterest expense, professional fees decreased by $116,000, primarily due to the reduction in outsourced technology services and a true-up of accrued regulatory examination expense.

Partially offsetting these decreases, occupancy and equipment expense increased by $69,000 for the three months ended June 30, 2019 as compared to the same period in 2018 due to the continued development of new branch offices. In addition, data processing expenses increased $46,000 as the Bank added certain features to better service customers.

Federal Income Tax Expense. The federal income tax provision increased by $195,000 to $798,000 for the three months ended June 30, 2019 as compared to $603,000 for the same period in 2018 due to a $397,000 increase in pretax net income. In addition, tax expense for the three months ended June 30, 2018 was reduced as a result of the exercise of stock options during that period, resulting in a tax benefit. In comparison, no stock options were exercised during the three months ended June 30, 2019.

Comparison of Operating Results for the Six Months Ended June 30, 2019 and 2018

General. Net income for the six months ended June 30, 2019 was $5.2 million, or $0.52 per diluted share as compared to net income of $9.9 million, or $0.96 per diluted share for the six months ended June 30, 2018. The decrease during the six months ended June 30, 2019, was primarily the result of a $1.6 million decrease in net interest income and a $4.0 million reduction in the recapture of loan loss provision, partially offset by a $1.1 million decrease in federal income tax expense.

Net Interest Income. Net interest income for the six months ended June 30, 2019 was $19.6 million, as compared to $21.1 million for the same period in 2018, primarily due to the increase in our cost of funds outpacing the increase in yield on our interest-earning assets.

Interest income increased by $1.7 million for the six months ended June 30, 2019, as compared to the same period in 2018, primarily as a result of a $41.8 million increase in the average balance of our interest-earning assets combined with a 12 basis point increase in yield. Average loans receivable increased by $50.5 million, and was partially offset by a $2.1 million decrease in investments available-for-sale and a $4.4 million decrease in average interest-earning deposits, as lower yielding assets were converted to higher yielding loans. In addition, the average balance of FHLB stock decreased by $2.2 million as our required investment activity stock decreased due to lower average outstanding FHLB advances.

The average yield on our interest-earning assets increased by 12 basis points for the six months ended June 30, 2019 as compared to the same period in 2018, earning 4.96% and 4.84%, respectively. The average yield on our loan portfolio for the six months ended June 30, 2019 was 5.20%, as compared to a yield of 5.18% for the six months ended June 30, 2018. Also contributing to the increase in interest income, the yield on our investment securities increased by 52 basis points.

Outpacing the increase in interest income, interest expense increased by $3.3 million for the six months ended June 30, 2019, as compared to the same period in 2018. The increase was primarily the result of increases in the cost of interest-bearing liabilities, in particular money market deposits, certificates of deposit and FHLB advances. In response to market rate increases and our competitively pricing retail certificates of deposit to increase this funding source, the average cost of our interest-bearing deposits increased by 65 basis points and the average cost of our FHLB advances increased by 48 basis points for the six months ended June 30, 2019, as compared to the same period in 2018. Also contributing to the increase in interest expense during these periods, the average balance of our interest-bearing deposits increased by $97.2 million, with $57.0 million of this from growth in our retail operations and $40.2 million from an increase in average brokered certificates of deposit. Money market interest expense increased by $655,000 as a result of a 46 basis point increase in the average cost of these funds partially offset by a $13.6 million decrease in the average balance of these deposits. The cost of retail and brokered certificates of deposit increased by 80 and 65 basis points, respectively, as compared to the same period last year as the rates needed to compete for growth in these deposits increased at a faster rate than the increases in the Federal Funds targeted rate. The growth in our retail and brokered deposits more than met our funding needs, allowing the Bank to pay down certain FHLB advances resulting in a $57.8 million decrease in the average balance of these borrowings for the six months ended June 30, 2019, as compared to the same period in 2018.

Generally, our interest-bearing liabilities reprice faster than our interest-earning assets in response to changes in market interest rates, resulting in a decrease in our net interest margin of 39 basis points to 3.30% for the six months ended June 30, 2019 as compared 3.69% for the six months ended June 30, 2018. Further contributing to the decrease year-over-year, the additional $1.0 million in loan interest received early in 2018 from the repayment of balances on previously charged off loans contributed to the net interest margin for the six months ended June 30, 2018. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Six Months Ended June 30, 2019 Compared to June 30, 2018 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$117	$1,298	$1,415
Investments available-for-sale	358	(29)	329
Interest-earning deposits with banks	37	(31)	6
FHLB stock	31	(46)	(15)
Total net change in income on interest-earning assets	543	1,192	1,735

Interest-bearing liabilities:
Interest-bearing demand	(8)	9	1
Statement savings	(1)	(2)	(3)
Money market	721	(66)	655
Certificates of deposit, retail	1,596	469	2,065
Certificates of deposit, brokered	375	348	723
Advances from the FHLB	363	(514)	(151)
Total net change in expense on interest-bearing liabilities	3,046	244	3,290
Total net change in net interest income	$(2,503)	$948	$(1,555)

Interest income on our investments available-for-sale increased $329,000 for the six months ended June 30, 2019, as compared to the same period in 2018 as a result of a 52 basis point increase in yield, partially offset by a $2.1 million decrease in the average balance of our investment portfolio. Interest income on our interest-earning deposits increased by $6,000 as a result of a 100 basis point increase in yield, partially offset by a reduction in the average balance of funds held in these accounts by $4.4 million, as lower balances were maintained in favor of investing available funds in higher yielding assets.

Interest expense increased $3.3 million for the six months ended June 30, 2019, as compared to the same period in 2018. The average cost of interest-bearing deposits increased by 65 basis points for the six months ended June 30, 2019, as compared to the same period in 2018 due to rising market interest rates and increased competition for deposits. Interest expense on retail certificates of deposit increased by $2.1 million primarily due to an 80 basis point increase in the cost of these funds, and to a lesser extent, a $65.3 million increase in their average balance. In addition, interest expense on money market accounts and brokered certificates of deposit increased by $655,000 and $723,000, respectively. The increase in money market interest expense was primarily the result of a 46 basis point increase in cost, partially offset by a $13.6 million reduction in the average balance of these funds. The increase in brokered certificates of deposit interest was due to a combination of a 65 basis point increase in cost and a $40.2 million increase in the average balance of these funds.

Partially offsetting the increase in interest expense from interest-bearing deposits, interest expense on our FHLB advances and other borrowings decreased by $151,000 for the six months ended June 30, 2019, as compared to the same period in 2018, as a result of a $57.8 million decrease in their average balance, partially offset by a 48 basis point increase in the cost of these funds.

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the six months ended June 30, 2019 and 2018. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,041,999	$26,887	5.20%	$991,460	$25,472	5.18%
Investments available-for-sale	139,529	2,268	3.28	141,632	1,939	2.76
Interest-earning deposits with banks	7,384	88	2.40	11,823	82	1.40
FHLB stock	7,611	193	5.11	9,800	208	4.28
Total interest-earning assets	1,196,523	29,436	4.96	1,154,715	27,701	4.84
Noninterest earning assets	72,926			69,195
Total average assets	$1,269,449			$1,223,910

Liabilities and Stockholders' Equity
Interest-bearing demand	$46,880	$42	0.18%	$38,507	$41	0.21%
Statement savings	23,750	15	0.13	26,799	18	0.14
Money market	313,729	2,244	1.44	327,309	1,589	0.98
Certificates of deposit, retail	400,339	4,474	2.25	335,042	2,409	1.45
Certificates of deposit, brokered	115,691	1,377	2.40	75,488	654	1.75
Total interest-bearing deposits	900,389	8,152	1.83	803,145	4,711	1.18
Advances from the FHLB and other borrowings	153,381	1,726	2.27	211,215	1,877	1.79
Total interest-bearing liabilities	1,053,770	9,878	1.89	1,014,360	6,588	1.31
Noninterest bearing liabilities	63,122			62,020
Average equity	152,557			147,530
Total average liabilities and equity	$1,269,449			$1,223,910
Net interest income		$19,558			$21,113
Net interest margin			3.30%			3.69%

Provision for Loan Losses. During the six months ended June 30, 2019, management evaluated the adequacy of the ALLL and concluded that a recapture of provision for loan losses in the amount of $400,000 was appropriate for the period. The recapture for the six months ended June 30, 2019, was primarily the result of a construction loan with a balance of $11.6 million that was technically in default and classified as impaired. The loan was reviewed individually to determine any loan loss allowance requirement. All payments on the loan were current as of June 30, 2019, and the loan is well collateralized. The impairment analysis concluded the Bank does not anticipate incurring losses on this loan and funds previously allocated to this loan in the allowance for loan and lease losses calculation were recaptured. In addition, net loans receivable increased by $29.8 million during the period, however the impact to the provision from the increased balance was offset by a shift in our loan concentrations to lower risk categories. In comparison, the $4.4 million recapture of provision for loan losses for the six months ended June 30, 2018, was primarily a result of $4.3 million of recoveries received on previously charged off loans. In addition, a shift in our loan concentrations resulted in increased balances in lower risk categories during that period.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Total loans receivable, end of period	$1,066,301	$1,002,789
Average loans receivable during period	1,041,999	991,460
ALLL balance at beginning of period	13,347	12,882
Recapture of provision for loan losses	(400)	(4,400)
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	28	4,246
Multifamily	45	—
Commercial real estate	—	14
Construction/land development	—	12
Consumer	37	—
Total recoveries	110	4,272
Net recovery	110	4,272
ALLL balance at end of period	$13,057	$12,754
ALLL as a percent of total loans	1.22%	1.27%
Ratio of net recoveries to average net loans receivable	0.01	0.43

Noninterest Income. Noninterest income increased by $270,000 to $1.6 million for the six months ended June 30, 2019, as compared to $1.3 million for the same period in 2018. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Six Months Ended June 30, 2019	Change from Six Months Ended June 30, 2018	Percent Change
	(Dollars in thousands)
Net loss on sale of investments	$(8)	$13	(61.9)%
BOLI change in cash surrender value	458	(15)	(3.2)
Wealth management revenue	457	202	79.2
Deposit related fees	376	40	11.9
Loan related fees	272	12	4.6
Other	24	18	300.0
Total noninterest income	$1,579	$270	20.6%

The primary increase in our noninterest income was from wealth management revenue, as a result of growth in assets managed during the six months ended June 30, 2019. This sector of our business allows us to meet the needs of our customers with a variety of deposit and investment options. Also contributing to the increase in noninterest income, deposit related fees increased by $40,000 for the six months ended June 30, 2019, as compared to the same period in 2018 due to increased debit card and other transactional fees.

During the six months ended June 30, 2019, the Bank purchased $379,000 of new BOLI polices. Administrative fees are deducted at the origination of these policies, resulting in a $15,000 decrease in noninterest income as compared to the six months ended June 30, 2018.

Noninterest Expense. Noninterest expense increased $478,000 to $15.0 million for the six months ended June 30, 2019, as compared to $14.5 million for the same period in 2018.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Six Months Ended June 30, 2019	Change from Six Months Ended June 30, 2018	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$9,734	$141	1.5%
Occupancy and equipment	1,764	166	10.4
Professional fees	822	52	6.8
Data processing	915	240	35.6
OREO-related expenses, net	32	29	966.7
Regulatory assessments	273	8	3.0
Insurance and bond premiums	193	(67)	(25.8)
Marketing	162	(22)	(12.0)
Other general and administrative	1,097	(69)	(5.9)
Total noninterest expense	$14,992	$478	3.3%

The primary contributor to the increase in noninterest expense was our branch expansion over the past year. Salaries and employee benefits expense increased by $141,000 for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, due to increased staffing in support of the new branches and development of new products. In addition, occupancy and equipment expenses increased by $166,000 with our growth to eleven locations at June 30, 2019. In addition, data processing expense increased by $240,000 as a combined result of increased loan and deposit volume, and the addition of new services to better serve our customers.

Partially offsetting these increases, insurance and bond premiums decreased by $67,000 as a result of completing the premium payment period on certain BOLI policies during 2018. As a further decrease to our noninterest expense, other general and administrative expenses decreased by $69,000 for the six months ended June 30, 2019 as compared to the same period in 2018, primarily as a result of a $125,000 insurance reimbursement received on a previously reported $225,000 fraud loss.

Federal Income Tax Expense. Income before federal income taxes decreased by $5.8 million for the six months ended June 30, 2019, as compared to the same period in 2018, resulting in a reduction in federal income tax expense of $1.1 million. Partially offsetting the change from pretax net income, during the six months ended June 30, 2018, the exercise of certain stock options resulted in a tax benefit, thereby reducing the effective tax rate for that period. In comparison, no stock options were exercised during the comparative period in 2019.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At June 30, 2019, retail certificates of deposit of $156.3 million and brokered certificates of deposit of $126.1 million were scheduled to mature in one year or less. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB or the FRB, which are collateral dependent, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale decreased $589,000 to $141.6 million at June 30, 2019, from December 31, 2018, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks increased by $13.7 million to $22.6 million at June 30, 2019, from December 31, 2018, as a result of fluctuations in our funding needs for loans receivable and retail deposits. At June 30, 2019, the Bank maintained credit facilities with the FHLB totaling $579.0 million, with an outstanding balance of $105.0 million. As further funding sources, we also had the ability to borrow $92.1 million from the FRB and $35.0 million from lines of credit with other financial institutions, with no balance outstanding at June 30, 2019. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at June 30, 2019, of $180.8 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk compared to retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At June 30, 2019, brokered certificates of deposit had a remaining maturity of up to 4.2 years. Some of these certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, as we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At June 30, 2019, the Company (on an unconsolidated basis) had liquid assets of $18.0 million and short-term liabilities of $188,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2019 and December 31, 2018, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at June 30, 2019:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$850	$620	$230	$—	$—
Unused portion of lines of credit	39,125	9,631	10,146	2,944	16,404
Undisbursed portion of construction loans	86,197	45,314	40,883	—	—
Total commitments	$126,172	$55,565	$51,259	$2,944	$16,404

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

As of June 30, 2019, the Bank had ten operating leases with remaining terms of 14 months to 6 years which carry minimum lease payments of $51,000 per month. All ten leases offer extension periods, and include a new leased branch in Kent, Washington, which opened in the first quarter of 2019, as well as a new lease secured for a branch office expected to open later in 2019 in Kirkland, Washington.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At June 30, 2019, stockholders’ equity totaled $153.8 million, or 11.9% of total assets. Our book value per share of common stock was $14.83 at June 30, 2019, compared to $14.35 at December 31, 2018. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of June 30, 2019, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory capital guidelines of the FDIC. Effective September 30, 2018, the Company is no longer required to file consolidated capital ratios as part of the Federal Reserve Bank’s regulatory filings. The following table provides the Bank’s capital requirements and actual results.

	At June 30, 2019
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)	$132,212	10.34%	$51,154	4.00%	$63,942	5.00%
Common equity tier I ("CET1") (to risk-weighted assets)	132,212	13.46	44,192	4.50	63,833	6.50
Tier I risk-based capital (to risk-weighted assets)	132,212	13.46	58,923	6.00	78,564	8.00
Total risk-based capital (to risk-weighted assets)	144,503	14.71	78,564	8.00	98,205	10.00

In addition to the minimum CET1, Tier I total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2019, the Bank’s capital conservation buffer was 6.71%.

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

We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower our cost of borrowing while taking into account variable interest rate risk. On October 25, 2016, the Bank entered into a Cash Flow Hedge agreement to effectively fix the rate for five years on $50.0 million of short-term FHLB advances. We are using this interest rate swap as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At June 30, 2019, pursuant to the Cash Flow Hedge agreement we held a $50.0 million notional pay fixed, receive floating cash flow hedge. The Bank pays a fixed rate of 1.34% for five years and in turn, receives an interest payment based on three-month LIBOR, which resets quarterly. The hedge instrument is a $50.0 million FHLB fixed-rate three-month advance that is renewed at maturity. Entering into this hedge agreement has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of the market value of our assets and liabilities to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust in conjunction with market rates. Approximately 53.6% of our total loans, net of LIP, were adjustable-rate loans at June 30, 2019. At that date, $277.7 million, or 48.5% of these loans were at their floor, with a weighted-average interest rate of 4.57%.

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

The following table illustrates the estimated change in our net interest income over the next 12 months from June 30, 2019, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at June 30, 2019
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$36,693	(0.85)%
+200	36,777	(0.62)
+100	36,931	(0.21)
Base	37,007	—
(100)	37,874	2.34
(200)	38,001	2.69

The following table illustrates the change in our net portfolio value (“NPV”) at June 30, 2019, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$115,302	$(34,121)	(22.84)%	9.55%	(2.63)%	$1,207,331
+200	126,794	(22,629)	(15.14)	10.26	(1.75)	1,236,119
+100	139,992	(9,431)	(6.31)	11.04	(0.73)	1,267,531
Base	149,423	—	—	11.53	—	1,295,653
(100)	154,630	5,207	3.48	11.72	0.40	1,319,473
(200)	146,708	(2,715)	(1.82)	11.01	(0.21)	1,332,745
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

At June 30, 2019, other than the interest rate swap we entered into through the Cash Flow Hedge agreement, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended June 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended June 30, 2019, under the repurchase plan effective November 5, 2018 through May 3, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April 1 - April 30, 2019	73,600	$16.25	73,600	8,700
May 1 - May 31, 2019	8,700	16.53	8,700	—
June 1 - June 30, 2019	—	—	—	—
	82,300	16.28	82,300	—

On October 25, 2018, the Board of Directors authorized the repurchase of up to 550,000 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares. The plan allowed for the repurchase from November 5, 2018 through May 3, 2019, under a pre-arranged stock trading plan in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Repurchases under the Company’s Rule 10b5-1 plan were administered through an independent broker subject to SEC requirements as well as a certain price, market volume, and timing constraints as specified in the plan. At June 30, 2019, the Company had repurchased all 550,000 shares authorized for repurchase at an average price of $15.72 per share.

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
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

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

FIRST FINANCIAL NORTHWEST, INC.

Date: August 8, 2019	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2019	By:	/s/ Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.