Form 10-Q
period 2019-09-30
First Financial Northwest, Inc.
filed 2019-11-08
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of November 6, 2019, 10,289,153 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information

Item 1. Financial Statements

	September 30, 2019	December 31, 2018
Assets
	(Unaudited)
Cash on hand and in banks	$7,615	$8,122
Interest-earning deposits	6,103	8,888
Investments available-for-sale, at fair value	138,224	142,170
Loans receivable, net of allowance of $13,161 and $13,347	1,083,850	1,022,904
Federal Home Loan Bank ("FHLB") stock, at cost	6,341	7,310
Accrued interest receivable	4,407	4,068
Deferred tax assets, net	1,202	1,844
Other real estate owned ("OREO")	454	483
Premises and equipment, net	22,346	21,331
Bank owned life insurance ("BOLI"), net	31,681	29,841
Prepaid expenses and other assets	4,242	3,458
Goodwill	889	889
Core deposit intangible	1,005	1,116
Total assets	$1,308,359	$1,252,424

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$49,398	$46,108
Interest-bearing deposits	967,430	892,924
Total deposits	1,016,828	939,032
FHLB advances	121,000	146,500
Advance payments from borrowers for taxes and insurance	5,043	2,933
Accrued interest payable	382	478
Other liabilities	10,004	9,743
Total liabilities	1,153,257	1,098,686

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 10,296,053 shares at September 30, 2019, and 10,710,656 shares at December 31, 2018	103	107
Additional paid-in capital	87,835	93,773
Retained earnings	71,592	66,343
Accumulated other comprehensive loss, net of tax	(1,042)	(2,253)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(3,386)	(4,232)
Total stockholders' equity	155,102	153,738
Total liabilities and stockholders' equity	$1,308,359	$1,252,424

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income
Loans, including fees	$13,897	$12,631	$40,784	$38,103
Investments available-for-sale	1,066	1,063	3,334	3,002
Interest-earning deposits	158	59	246	141
Dividends on FHLB stock	97	135	290	343
Total interest income	15,218	13,888	44,654	41,589
Interest expense
Deposits	5,037	2,912	13,189	7,623
FHLB advances	529	917	2,255	2,794
Total interest expense	5,566	3,829	15,444	10,417
Net interest income	9,652	10,059	29,210	31,172
Provision (recapture of provision) for loan losses	100	200	(300)	(4,200)
Net interest income after provision (recapture of provision) for loan losses	9,552	9,859	29,510	35,372
Noninterest income
Net gain (loss) on sale of investments	88	1	80	(20)
BOLI income	235	245	693	718
Wealth management revenue	245	145	702	400
Deposit related fees	179	167	555	503
Loan related fees	290	273	562	533
Other	2	10	26	16
Total noninterest income	1,039	841	2,618	2,150
Noninterest expense
Salaries and employee benefits	4,813	4,732	14,547	14,325
Occupancy and equipment	924	814	2,688	2,412
Professional fees	440	353	1,262	1,123
Data processing	478	356	1,393	1,031
OREO related expenses, net	1	1	33	4
Regulatory assessments	13	126	286	391
Insurance and bond premiums	95	95	288	355
Marketing	118	85	280	269
Other general and administrative	573	639	1,670	1,805
Total noninterest expense	7,455	7,201	22,447	21,715
Income before federal income tax provision	3,136	3,499	9,681	15,807
Federal income tax provision	631	707	1,927	3,071
Net income	$2,505	$2,792	$7,754	$12,736
Basic earnings per common share	$0.25	$0.27	$0.77	$1.24
Diluted earnings per common share	$0.25	$0.27	$0.77	$1.22
Basic weighted average number of common shares outstanding	9,901,586	10,356,994	9,989,970	10,280,287
Diluted weighted average number of common shares outstanding	9,991,011	10,468,802	10,091,631	10,405,315

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$2,505	$2,792	$7,754	$12,736
Other comprehensive income (loss), before tax:
Unrealized holding gains (losses) on investments available-for-sale	662	(600)	3,062	(3,002)
Tax (provision) benefit	(139)	126	(643)	630
Reclassification adjustment for net (gains) losses realized in income	(88)	(1)	(80)	20
Tax benefit (provision)	18	—	17	(4)
(Losses) gain on cash flow hedge	(237)	88	(1,449)	928
Tax benefit (provision)	50	(18)	304	(194)
Other comprehensive income (loss), net of tax	266	(405)	1,211	(1,622)
Total comprehensive income	$2,771	$2,387	$8,965	$11,114

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended September 30, 2018
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at June 30, 2018	10,916,556	$109	$96,344	$63,042	$(2,145)	$(4,796)	$152,554
Net income	—	—	—	2,792	—	—	2,792
Other comprehensive loss, net of tax	—	—	—	—	(405)	—	(405)
Issuance of common stock - restricted stock awards, net	—	—	(41)	—	—	—	(41)
Compensation related to stock options and restricted stock awards	—	—	130	—	—	—	130
Allocation of 28,213 ESOP shares	—	—	231	—	—	282	513
Canceled common stock - restricted stock awards	(2,000)	—	—	—	—	—	—
Cash dividend declared and paid ($0.08 per share)	—	—	—	(830)	—	—	(830)
Balances at September 30, 2018	10,914,556	$109	$96,664	$65,004	$(2,550)	$(4,514)	$154,713

	Nine Months Ended September 30, 2018
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2017	10,748,437	$107	$94,173	$54,642	$(928)	$(5,360)	$142,634
Net income	—	—	—	12,736	—	—	12,736
Other comprehensive loss, net of tax	—	—	—	—	(1,622)	—	(1,622)
Exercise of stock options	137,940	1	1,364	—	—	—	1,365
Issuance of common stock - restricted stock awards, net	30,179	1	(41)	—	—	—	(40)
Compensation related to stock options and restricted stock awards	—	—	539	—	—	—	539
Allocation of 84,640 ESOP shares	—	—	629	—	—	846	1,475
Canceled common stock - restricted stock awards	(2,000)	—	—	—	—	—	—
Cash dividend declared and paid ($0.23 per share)	—	—	—	(2,374)	—	—	(2,374)
Balances at September 30, 2018	10,914,556	$109	$96,664	$65,004	$(2,550)	$(4,514)	$154,713

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended September 30, 2019
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at June 30, 2019	10,375,325	$104	$88,725	$69,976	$(1,309)	$(3,668)	$153,828
Net income	—	—	—	2,505	—	—	2,505
Other comprehensive income, net of tax	—	—	—	—	267	—	267
Issuance of common stock - restricted stock awards, net	8,580	—	—	—	—	—	—
Compensation related to stock options and restricted stock awards	—	—	226	—	—	—	226
Allocation of 28,214 ESOP shares	—	—	120	—	—	282	402
Repurchase and retirement of common stock	(87,852)	(1)	(1,236)	—	—	—	(1,237)
Cash dividend declared and paid ($0.09 per share)	—	—	—	(889)	—	—	(889)
Balances at September 30, 2019	10,296,053	$103	$87,835	$71,592	$(1,042)	$(3,386)	$155,102

	Nine Months Ended September 30, 2019
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders' Equity
Balances at December 31, 2018	10,710,656	$107	$93,773	$66,343	$(2,253)	$(4,232)	$153,738
Net income	—	—	—	7,754	—	—	7,754
Other comprehensive income, net of tax	—	—	—	—	1,211	—	1,211
Issuance of common stock - restricted stock awards, net	25,278	—	(93)	—	—	—	(93)
Compensation related to stock options and restricted stock awards	—	—	457	—	—	—	457
Allocation of 84,640 ESOP shares	—	—	444	—	—	846	1,290
Repurchase and retirement of common stock	(433,952)	(4)	(6,746)	—	—	—	(6,750)
Canceled common stock - restricted stock awards	(5,929)	—	—	—	—	—	—
Cash dividend declared and paid ($0.26 per share)	—	—	—	(2,592)	—	—	(2,592)
Beginning balance adjustment from adoption of Topic 842	—	—	—	87	—	—	87
Balances at September 30, 2019	10,296,053	$103	$87,835	$71,592	$(1,042)	$(3,386)	$155,102

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$7,754	$12,736
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of provision for loan losses	(300)	(4,200)
OREO market value adjustments	29	—
Net amortization of premiums and discounts on investments	626	812
(Gain) loss on sale of investments available-for-sale	(80)	20
Depreciation of premises and equipment	1,330	1,228
Loss on sale of premises and equipment	5	—
Deferred federal income taxes	320	(449)
Allocation of ESOP shares	1,290	1,475
Stock compensation expense	457	539
BOLI income	(693)	(718)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(2,122)	2,319
Increase in advance payments from borrowers for taxes and insurance	2,110	2,222
Increase in accrued interest receivable	(339)	(580)
(Decrease) increase in accrued interest payable	(96)	215
Increase in other liabilities	348	337
Net cash provided by operating activities	10,639	15,956
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investments available-for-sale	5,057	15,186
Principal repayments on investments available-for-sale	4,859	5,385
Purchases of investments available-for-sale	(3,534)	(33,011)
Net increase in loans receivable	(60,646)	(2,695)
Redemption of FHLB stock	969	2,472
Purchase of premises and equipment	(2,350)	(1,891)
Proceeds from BOLI	310	—
Purchase of BOLI	(1,457)	—
Net cash used by investing activities	(56,792)	(14,554)

Cash flows from financing activities:
Net increase in deposits	$77,796	$76,777
Advances from the FHLB	196,500	320,500
Repayments of advances from the FHLB	(222,000)	(387,500)
Proceeds from stock options exercises	—	1,365
Net share settlement of stock awards	(93)	(40)
Repurchase and retirement of common stock	(6,750)	—
Dividends paid	(2,592)	(2,374)
Net cash provided by financing activities	42,861	8,728

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Net (decrease) increase in cash and cash equivalents	(3,292)	10,130
Cash and cash equivalents at beginning of period	17,010	16,131
Cash and cash equivalents at end of period	$13,718	$26,261

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$15,540	$10,202
Federal income taxes paid	1,860	3,175

Noncash items:
Change in unrealized loss on investments available-for-sale	$2,982	$(2,982)
Change in gain on cash flow hedge	(1,449)	928
Initial recognition of right-of-use asset	1,853	—
Initial recognition of lease liability	1,853	—

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

At September 30, 2019, First Financial Northwest Bank operated in eleven locations in Washington with the headquarters and six branch locations in King County and five branch locations in Snohomish County. The Bank has received regulatory approval to open an additional branch in Kirkland, Washington, located in King County. This branch is scheduled to open in the fourth quarter of 2019. In addition, the Bank has applied for regulatory approval to open a new branch in University Place, Washington, which would expand the Bank’s presence into Pierce County. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC (“2018 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

In March 2017, FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The Company adopted this ASU as of January 1, 2019, with no material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued in June 2016. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available‑for‑sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, assuming the adoption of an ASU implementing the FASB Board decision in October 2019 to extend the adoption date for smaller reporting companies, such as the Company. The Company is evaluating our current expected loss methodology of our loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to our ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. ASU 2019-05 issued in April 2019 further provides that entities that have certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU is effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. We are in the process of compiling historical and industry data that will be used to calculate expected credit losses on our loan portfolio to ensure we are fully compliant with the ASU at the adoption date and are evaluating the potential impact adoption of this ASU will have on our consolidated financial statements. The Company intends to adopt ASU 2016-13 in the first quarter of 2023, and as a result, our allowance for loan losses may increase. Until our evaluation is complete, however, the magnitude of the increase will not be known.

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

In April 2019, FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments--Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU provides clarification and guidance on recently issued ASUs regarding recognition and measurement of financial assets, credit losses on financial instruments and accounting for derivatives and hedging activities. This ASU is effective for fiscal years beginning after December 15, 2019 for the portions related to topics 326 an 825. For the portion related to topic 815, this ASU is effective for concurrent adoption with ASU 2016-13. Adoption of ASU 2019-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2019, FASB issued ASU 2019-05, Financial Instruments--Credit Losses (Topic 326), Targeted Transition Relief. The amendments in this ASU provide entities that have certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU is effective when ASU 2016-13 is adopted, and will be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. Adoption of ASU 2019-05 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$23,182	$315	$(9)	$23,488
Freddie Mac	6,231	159	—	6,390
Ginnie Mae	22,642	201	(243)	22,600
Other	11,660	113	(21)	11,752
Municipal bonds	6,376	312	—	6,688
U.S. Government agencies	44,706	43	(756)	43,993
Corporate bonds	23,492	343	(522)	23,313
Total	$138,289	$1,486	$(1,551)	$138,224

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	September 30, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$4,822	$(9)	$—	$—	$4,822	$(9)
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	—	—	13,581	(243)	13,581	(243)
Other	—	—	6,000	(21)	6,000	(21)
Municipal bonds	—	—	—	—	—	—
U.S. Government agencies	10,072	(154)	29,034	(602)	39,106	(756)
Corporate bonds	—	—	6,978	(522)	6,978	(522)
Total	$14,894	$(163)	$55,593	$(1,388)	$70,487	$(1,551)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$5,480	$(32)	$16,721	$(625)	$22,201	$(657)
Freddie Mac	1,994	(23)	3,185	(51)	5,179	(74)
Ginnie Mae	2,867	(8)	19,194	(1,242)	22,061	(1,250)
Other	6,008	(21)	—	—	6,008	(21)
Municipal bonds	4,161	(46)	934	(74)	5,095	(120)
U.S. Government agencies	5,985	(13)	30,779	(812)	36,764	(825)
Corporate bonds	—	—	6,828	(671)	6,828	(671)
Total	$26,495	$(143)	$77,641	$(3,475)	$104,136	$(3,618)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The Company had 26 securities and 51 securities in an unrealized loss position, respectively, with 17 and 31 of these securities in an unrealized loss position for 12 months or more, at September 30, 2019, and December 31, 2018, respectively. Management does not believe that any individual unrealized loss as of September 30, 2019, or December 31, 2018, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

purchase. Management also reviewed the financial condition of the entities issuing municipal or corporate bonds at September 30, 2019, and December 31, 2018, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at September 30, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	September 30, 2019
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$496	$498
Due after one year through five years	6,683	6,790
Due after five years through ten years	18,669	18,442
Due after ten years	48,726	48,264
	74,574	73,994
Mortgage-backed investments	63,715	64,230
Total	$138,289	$138,224

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $15.7 million and $15.6 million were pledged as collateral for public deposits at September 30, 2019, and December 31, 2018, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three months ended September 30, 2019, there were sales and maturities on investment securities of $2.0 million, generating a net gain of $88,000. For the nine months ended September 30, 2019, there were calls, sales, and maturities on investment securities of $5.1 million, generating a net gain of $80,000. For the three and nine months ended September 30, 2018, the Bank had calls, sales, and maturities on investment securities of $5.4 million, and $15.2 million, respectively, generating a net gain of $1,000 and a net loss of $20,000, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are disclosed net of loans in process (“LIP”) and are summarized as follows at the dates indicated:

	September 30, 2019	December 31, 2018
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$205,679	$194,141
Permanent non-owner occupied	164,707	147,825
	370,386	341,966

Multifamily	171,152	169,355

Commercial real estate	381,890	373,798

Construction/land:
One-to-four family residential	47,524	51,747
Multifamily	40,078	40,502
Commercial	15,913	9,976
Land	6,400	6,629
	109,915	108,854

Business	37,507	30,486
Consumer	26,451	12,970
Total loans	1,097,301	1,037,429

Less:
Deferred loan fees, net	290	1,178
Allowance for loan and lease losses ("ALLL")	13,161	13,347
Loans receivable, net	$1,083,850	$1,022,904

At September 30, 2019, loans totaling $498.8 million were pledged to secure borrowings from the FHLB of Des Moines compared to $471.4 million at December 31, 2018. In addition, loans totaling $90.6 million and $91.2 million were pledged to the Federal Reserve Bank of San Francisco to secure a line of credit at September 30, 2019 and December 31, 2018, respectively.

Credit Quality Indicators. The Company assigns a risk rating to all credit exposures based on a risk rating system designed to define the basic characteristics and identified risk elements of each credit extension. The Company utilizes a nine‑point risk rating system. A description of the general characteristics of the risk grades is as follows:

•
Grades 1 through 5: These grades are considered to be “pass” credits. These include assets where there is limited credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on the Company’s watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future.

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

As of September 30, 2019, and December 31, 2018, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at September 30, 2019, and December 31, 2018 by type and risk category:

	September 30, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass	$369,213	$169,041	$381,361	$98,306	$37,507	$26,412	$1,081,840
Special mention	540	2,111	529	11,609	—	—	14,789
Substandard	633	—	—	—	—	39	672
Total loans	$370,386	$171,152	$381,890	$109,915	$37,507	$26,451	$1,097,301

	December 31, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass	$339,310	$169,355	$372,690	$108,854	$30,486	$12,926	$1,033,621
Special mention	1,737	—	782	—	—	—	2,519
Substandard	919	—	326	—	—	44	1,289
Total loans	$341,966	$169,355	$373,798	$108,854	$30,486	$12,970	$1,037,429

ALLL. When the Company classifies problem assets as either substandard or doubtful, pursuant to Federal regulations, or identifies a loan where it is uncertain if the Bank will be able to collect all amounts due according to the contractual terms of the loan, it may establish a specific reserve in an amount deemed prudent to address the risk specifically. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been specifically allocated to the particular problem assets. When an insured institution classifies problem assets as a loss, pursuant to Federal regulations, it is required to charge-off such assets in the period in which they are deemed uncollectible. The determination as to the classification of the Company’s assets and the amount of valuation allowances is subject to review by bank regulators, who can require the establishment of additional allowances for loan losses.

Loan grades are used by the Company to identify and track potential problem loans which do not rise to the levels described for substandard, doubtful, or loss. The grades for watch and special mention are assigned to loans which have been criticized based upon known characteristics such as periodic payment delinquency, failure to comply with contractual terms of the loan or stale financial information from the borrower and/or guarantors. Loans identified as criticized (watch and special mention) or classified (substandard, doubtful or loss) are subject to problem loan reporting every three months.

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,085	$1,643	$4,607	$2,271	$1,120	$331	$13,057
Recoveries	3	—	—	—	—	1	4
(Recapture) provision	(56)	91	(122)	(73)	37	223	100
Ending balance	$3,032	$1,734	$4,485	$2,198	$1,157	$555	$13,161

	At or For the Nine Months Ended September 30, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,387	$1,680	$4,777	$2,331	$936	$236	$13,347
Recoveries	31	45	—	—	—	38	114
(Recapture) provision	(386)	9	(292)	(133)	221	281	(300)
Ending balance	$3,032	$1,734	$4,485	$2,198	$1,157	$555	$13,161

ALLL by category:
General reserve	$3,001	$1,734	$4,485	$2,198	$1,157	$555	$13,130
Specific reserve	31	—	—	—	—	—	31

Loans:
Total loans	$370,386	$171,152	$381,890	$109,915	$37,507	$26,451	$1,097,301
Loans collectively evaluated for impairment (1)	365,813	171,152	379,764	98,306	37,507	26,412	1,078,954
Loans individually evaluated for impairment (2)	4,573	—	2,126	11,609	—	39	18,347
____________

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended September 30, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,265	$1,928	$4,494	$2,121	$674	$272	$12,754
Recoveries	2	—	—	160	—	—	162
Provision (recapture)	265	(189)	(16)	(84)	236	(12)	200
Ending balance	$3,532	$1,739	$4,478	$2,197	$910	$260	$13,116

	At or For the Nine Months Ended September 30, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$2,837	$1,820	$4,418	$2,816	$694	$297	$12,882
Recoveries	4,248	—	14	172	—	—	4,434
(Recapture) provision	(3,553)	(81)	46	(791)	216	(37)	(4,200)
Ending balance	$3,532	$1,739	$4,478	$2,197	$910	$260	$13,116

ALLL by category:
General reserve	$3,446	$1,739	$4,471	$2,197	$910	$260	$13,023
Specific reserve	86	—	7	—	—	—	93

Loans:
Total loans	$327,924	$176,521	$360,261	$103,009	$29,655	$12,419	$1,009,789
Loans collectively evaluated for impairment (1)	318,353	175,405	357,335	103,009	29,655	12,330	996,087
Loans individually evaluated for impairment (2)	9,571	1,116	2,926	—	—	89	13,702
_____________

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2019, past due loans were 0.03% of total loans receivable, net of LIP. In comparison, past due loans were 0.08% of total loans receivable, net of LIP at December 31, 2018. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of September 30, 2019
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$205,679	$205,679
Non-owner occupied	—	—	—	—	164,707	164,707
Multifamily	—	—	—	—	171,152	171,152
Commercial real estate	—	—	—	—	381,890	381,890
Construction/land	—	—	—	—	109,915	109,915
Total real estate	—	—	—	—	1,033,343	1,033,343
Business	—	—	—	—	37,507	37,507
Consumer	321	—	—	321	26,130	26,451
Total loans	$321	$—	$—	$321	$1,096,980	$1,097,301
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at September 30, 2019.

	Loans Past Due as of December 31, 2018
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$223	$—	$272	$495	$193,646	$194,141
Non-owner occupied	—	—	—	—	147,825	147,825
Multifamily	—	—	—	—	169,355	169,355
Commercial real estate	—	—	326	326	373,472	373,798
Construction/land	—	—	—	—	108,854	108,854
Total real estate	223	—	598	821	993,152	993,973
Business	—	—	—	—	30,486	30,486
Consumer	—	—	—	—	12,970	12,970
Total loans	$223	$—	$598	$821	$1,036,608	$1,037,429
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

Nonperforming Loans. When a loan becomes 90 days past due, the Bank generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2019	December 31, 2018
	(In thousands)
One-to-four family residential	$98	$382
Commercial real estate	—	326
Consumer	39	44
Total nonaccrual loans	$137	$752

During the three and nine months ended September 30, 2019, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $2,000 and $11,000, respectively. For the three and nine months ended September 30, 2018, foregone interest on nonaccrual loans was $4,000 and $10,000, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	September 30, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$370,288	$171,152	$381,890	$109,915	$37,507	$26,412	$1,097,164
Nonperforming (2)	98	—	—	—	—	39	137
Total loans	$370,386	$171,152	$381,890	$109,915	$37,507	$26,451	$1,097,301
_____________

(1) There were $205.6 million of owner-occupied one-to-four family residential loans and $164.7 million of non-owner occupied one-to-four family residential loans classified as performing.
(2) The $98,000 one-to-four family residential loan classified as nonperforming is owner-occupied.

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
(2) The $382,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document or the borrower failing to comply with contractual terms of the loan. At September 30, 2019, an impaired construction loan with an outstanding balance of $11.6 million had $4.1 million of funds committed to be advanced; however, advancement of the $4.1 million of additional funds was frozen at that date. There were no funds committed to be advanced in connection with impaired loans at December 31, 2018.

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2019
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$828	$1,012	$—
Non-owner occupied	1,580	1,580	—
Commercial real estate	2,127	2,127	—
Construction/land	11,608	15,650	—
Consumer	39	69	—
Total	16,182	20,438	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	507	554	15
Non-owner occupied	1,658	1,658	16
Total	2,165	2,212	31

Total impaired loans:
One-to-four family residential:
Owner occupied	1,335	1,566	15
Non-owner occupied	3,238	3,238	16
Commercial real estate	2,127	2,127	—
Construction/land	11,608	15,650	—
Consumer	39	69	—
Total	$18,347	$22,650	$31
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$834	$15	$956	$44
Non-owner occupied	1,633	24	1,920	74
Commercial real estate	2,134	38	2,231	114
Construction/land	11,596	202	5,798	570
Consumer	41	1	53	3
Total	16,238	280	10,958	805

Loans with an allowance:
One-to-four family residential:
Owner occupied	508	9	510	26
Non-owner occupied	1,661	24	2,203	69
Commercial real estate	—	—	60	—
Total	2,169	33	2,773	95

Total impaired loans:
One-to-four family residential:
Owner occupied	1,342	24	1,466	70
Non-owner occupied	3,294	48	4,123	143
Commercial real estate	2,134	38	2,291	114
Construction/land	11,596	202	5,798	570
Consumer	41	1	53	3
Total	$18,407	$313	$13,731	$900

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$1,049	$18	$1,182	$55
Non-owner occupied	5,112	83	6,385	298
Multifamily	1,119	19	1,125	55
Commercial real estate	2,402	42	1,732	133
Consumer	90	2	92	6
Total	9,772	164	10,516	547

Loans with an allowance:
One-to-four family residential:
Owner occupied	517	9	519	26
Non-owner occupied	3,160	40	3,232	122
Commercial real estate	373	5	1,247	22
Total	4,050	54	4,998	170

Total impaired loans:
One-to-four family residential:
Owner occupied	1,566	27	1,701	81
Non-owner occupied	8,272	123	9,617	420
Multifamily	1,119	19	1,125	55
Commercial real estate	2,775	47	2,979	155
Consumer	90	2	92	6
Total	$13,822	$218	$15,514	$717

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At September 30, 2019, the TDR portfolio totaled $6.6 million. At December 31, 2018, the TDR portfolio totaled $9.4 million. At both dates, all TDRs were performing according to their modified repayment terms.

At September 30, 2019, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three and nine months ended September 30, 2019 and 2018.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents TDR modifications for the periods indicated and their recorded investment prior to and after the modification:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential
Principal and interest with interest rate concession and advancement of maturity date	1	$536	$536	7	$1,360	$1,360
Advancement of maturity date	—	—	—	3	694	694
Commercial
Advancement of maturity date	1	855	855	1	855	855
Total	2	$1,391	$1,391	11	$2,909	$2,909

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential
Advancement of maturity date	1	$563	$563	1	$563	$563
Commercial
Advancement of maturity date	—	—	—	1	1,124	1,124
Total	1	$563	$563	2	$1,687	$1,687

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three and nine months ended September 30, 2019, and September 30, 2018, no loans that had been modified in the previous 12 months defaulted.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the three and nine months ended September 30, 2019, there were no OREO properties sold. Based on current appraisals, there were no market value adjustments taken on the properties in OREO for the three months ended September 30, 2019. There were $29,000 in market value adjustments taken on the properties in OREO for the nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, there were no sales or market value adjustments on OREO properties. OREO at September 30, 2019, consisted of $454,000 in commercial real estate properties. At September 30, 2019, there were no loans for which formal foreclosure proceedings were in process.

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

The tables below present the balances of assets measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at September 30, 2019 and December 31, 2018:

	Fair Value Measurements at September 30, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$23,488	$—	$23,488	$—
Freddie Mac	6,390	—	6,390	—
Ginnie Mae	22,600	—	22,600	—
Other	11,752	—	11,752	—
Municipal bonds	6,688	—	6,688	—
U.S. Government agencies	43,993	—	43,993	—
Corporate bonds	23,313	—	23,313	—
Total available-for-sale investments	138,224	—	138,224	—
Derivative fair value asset	213	—	213	—
Total	$138,437	$—	$138,437	$—

	Fair Value Measurements at December 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$23,643	$—	$23,643	$—
Freddie Mac	6,287	—	6,287	—
Ginnie Mae	22,061	—	22,061	—
Other	8,979	—	8,979	—
Municipal bonds	10,544	—	10,544	—
U.S. Government agencies	47,438	—	47,438	—
Corporate bonds	23,218	—	23,218	—
Total available-for-sale investments	142,170	—	142,170	—
Derivative fair value asset	1,662	—	1,662	—
Total	$143,832	$—	$143,832	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at September 30, 2019, and December 31, 2018:

	Fair Value Measurements at September 30, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$18,316	$—	$—	$18,316
OREO	454	—	—	454
Total	$18,770	$—	$—	$18,770
_____________
(1) Total fair value of impaired loans is net of $31,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$10,087	$—	$—	$10,087
OREO	483	—	—	483
Total	$10,570	$—	$—	$10,570
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$18,316	Market approach	Appraised value discounted by market or borrower conditions	0.0% - 1.13% (0.13%)

OREO	$454	Market approach	Appraised value less selling costs	0.0% (0.00%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$10,087	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$483	Market approach	Appraised value less selling costs	0.0% (0.0%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	September 30, 2019
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,615	$7,615	$7,615	$—	$—
Interest-earning deposits with banks	6,103	6,103	6,103	—	—
Investments available-for-sale	138,224	138,224	—	138,224	—
Loans receivable, net	1,083,850	1,070,591	—	—	1,070,591
FHLB stock	6,341	6,341	—	6,341	—
Accrued interest receivable	4,407	4,407	—	4,407	—
Derivative fair value asset	213	213	—	213	—

Financial Liabilities:
Deposits	456,964	456,964	456,964	—	—
Certificates of deposit, retail	421,274	427,118	—	427,118	—
Certificates of deposit, brokered	138,590	138,794	—	138,794	—
Advances from the FHLB	121,000	121,387	—	121,387	—
Accrued interest payable	382	382	—	382	—

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

Note 8 - Leases

The Company adopted ASU 2016-02 and ASU 2018-11 using the modified retrospective approach with an effective date of January 1, 2019, and recognized on the consolidated balance sheets a right-of-use asset (“ROU”) included in prepaid expenses and other assets and lease liabilities included in other liabilities. As such, prior year financial statements were not restated under the new standard. At September 30, 2019, the Company had ten operating leases for retail branch locations. The remaining lease terms range from 11 months to 5.75 years, with most leases carrying optional extensions of 3-5 years. The Company will include optional lease term extensions in the ROU assets and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease that was in place at January 1, 2019, or for leases added after that date, at the time of lease inception.

The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At September 30, 2019, the Company was committed to paying $52,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

Total lease expense included in the Company’s Consolidated Income Statement for the three and nine months ended September 30, 2019, was $170,000 and $514,000, respectively. Lease expense includes the amortized lease expense under ASU 2016-02 combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. The right-of-use asset and lease liability both had a balance of $1.5 million on the Company’s consolidated balance sheet at September 30, 2019, and are amortizing over a weighted-average remaining term of 3.9 years. The weighted-average discount rate used to calculate the present value of future minimum lease payments was 2.97% at September 30, 2019.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a reconciliation between the undiscounted minimum lease payments at September 30, 2019 and the discounted lease liability at that date:

September 30, 2019
(in thousands)
Due through one year	$533
Due after one year through two years	361
Due after two years through three years	292
Due after three years through four years	217
Due after four years through five years	152
Due after five years	53
Total minimum lease payments	1,608
Less: present value discount	(95)
Lease liability	$1,513

The Company has secured a lease for a new retail branch in Kirkland, Washington, which is expected to commence in the fourth quarter of 2019. The initial lease term is for 65 months and includes options to extend the lease. The minimum rent will be determined at commencement and will increase annually thereafter. This lease was not included in the calculation of discounted lease payments at September 30, 2019.

Note 9 - Derivatives

The Company uses derivative financial instruments, in particular, interest rate swaps, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. In October 2016, the Company entered into a five-year, $50.0 million notional pay fixed, receive floating interest rate swap agreement for which the Company will pay 1.34% monthly and in exchange will receive variable rate amounts from the interest rate swap counter party based on three-month LIBOR. In September 2019, the Company entered into a five-year, $15.0 million notional pay fixed, receive floating interest rate swap agreement for which the Company will pay 1.44% monthly and in exchange will receive variable rate amounts from the interest rate swap counter party based on one-month LIBOR. The Company pays or receives the net interest amount monthly or quarterly, based on the respective hedge agreement, and includes this amount as part of its interest expense on the Consolidated Income Statement.

Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the hedge instruments as compared to the one-month or three-month LIBOR interest received from the counterparty. At September 30, 2019, the fair value of the cash flow hedges of $213,000 was reported with other assets. The tax effected amount of $168,000 was included in Accumulated Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statements for the quarters ended September 30, 2019 or 2018, related to ineffectiveness.

Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of these derivative instruments as of September 30, 2019 and December 31, 2018:

	Balance Sheet Location	Fair Value at September 30, 2019	Fair Value at December 31, 2018
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Other Assets	$213	$1,662

Total derivatives		$213	$1,662

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the net unrealized gains and losses from these derivative instruments included on the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019, and September 30, 2018:

	Balance Sheet Location	Amount Recognized in OCI for the three months ended September 30, 2019	Amount Recognized in OCI for the three months ended September 30, 2018	Amount Recognized in OCI for the nine months ended September 30, 2019	Amount Recognized in OCI for the nine months ended September 30, 2018
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	Equity	$(187)	$70	$(1,145)	$734

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At September 30, 2019, there were no unvested shares of restricted stock awards under the 2008 Plan. At this date, there were 16,000 stock options granted under the 2008 Plan that are expected to vest and be available for exercise, and an additional 299,000 stock options from the 2008 Plan were available for exercise at September 30, 2019, subject to the 2008 Plan provisions. At September 30, 2019, there were 1,190,114 total shares available for grant under the 2016 Plan, including 320,057 shares available to be granted as restricted stock.

For the three months ended September 30, 2019 and 2018, total compensation expense for both the 2008 and 2016 Plans was $226,000 and $130,000, respectively, and the related income tax benefit was $48,000 and $27,000, respectively.

For the nine months ended September 30, 2019 and 2018, total compensation expense for both the 2008 and 2016 Plans was $457,000 and $539,000, respectively, and the related income tax benefit was $96,000 and $113,000, respectively.

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

A summary of the Company’s stock option plan awards and activity for the three and nine months ended September 30, 2019, follows:

	For the Three Months Ended September 30, 2019
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at July 1, 2019	365,000	$11.09		1,199,800	$3.88
Outstanding at September 30, 2019	365,000	11.09	4.93	1,398,250	3.88
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	363,020	11.07	4.91	1,397,415	3.87
Exercisable at September 30, 2019	299,000	10.20	4.14	1,370,410	3.64

	For the Nine Months Ended September 30, 2019
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	315,000	$10.34		$1,615,600	$3.69
Granted	50,000	15.80			5.03
Outstanding at September 30, 2019	365,000	11.09	4.93	1,398,250	3.88
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	363,020	11.07	4.91	1,397,415	3.87
Exercisable at September 30, 2019	299,000	10.20	4.14	1,370,410	3.64

As of September 30, 2019, there was $252,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 and 2016 Plans. The cost is expected to be recognized over the remaining weighted-average vesting period of 3.79 years. There were 50,000 stock options granted under the 2016 Plan during the nine months ended September 30, 2019.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of changes in nonvested restricted stock awards for the three and nine months ended September 30, 2019, follows:

	For the Three Months Ended September 30, 2019
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at July 1, 2019	16,698	$16.53
Granted	8,580	14.62
Vested	(8,580)	14.62
Nonvested at September 30, 2019	16,698	16.53
Expected to vest assuming a 3% forfeiture rate over the vesting term	16,197	16.53

	For the Nine Months Ended September 30, 2019
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	20,987	$15.90
Granted	25,278	15.88
Vested	(29,567)	15.53
Nonvested at September 30, 2019	16,698	16.53
Expected to vest assuming a 3% forfeiture rate over the vesting term	16,197	16.53

As of September 30, 2019, there was $113,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of five months, three days.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except share data)
Net income	$2,505	$2,792	$7,754	$12,736
Less: Earnings allocated to participating securities	(4)	(5)	(12)	(24)
Earnings allocated to common shareholders	$2,501	$2,787	$7,742	$12,712

Basic weighted average common shares outstanding	9,901,586	10,356,994	9,989,970	10,280,287
Dilutive stock options	83,423	101,350	95,985	117,645
Dilutive restricted stock grants	6,002	10,458	5,676	7,383
Diluted weighted average common shares outstanding	9,991,011	10,468,802	10,091,631	10,405,315

Basic earnings per share	$0.25	$0.27	$0.77	$1.24
Diluted earnings per share	$0.25	$0.27	$0.77	$1.22

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2019, there were 50,000 options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended September 30, 2018, there no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

The Branch Acquisition was accounted for under the acquisition method of accounting, and accordingly, the assets received and liabilities assumed were recorded at their fair market value as of August 25, 2017. The application of the acquisition method of accounting resulted in recognition of a core deposit intangible asset (“CDI”) of $1.3 million and goodwill of $889,000. The acquired CDI has been determined to have a useful life of approximately ten years and is amortized on an accelerated basis. Goodwill is not amortized but will be evaluated for impairment on an annual basis, or more often if circumstances dictate, to determine if the carrying value remains appropriate. The balance of the CDI and goodwill at September 30, 2019 was $1.0 million and $889,000, respectively.

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

Disaggregation of Revenue

The following table includes the Company’s noninterest income disaggregated by type of service for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Gain (loss) on sale of investments (1)	$88	$1	$80	$(20)
BOLI change in cash surrender value (1)	235	245	693	718
Wealth management revenue	245	145	702	400
Deposit related fees	61	63	218	197
Debit card and ATM fees	118	104	337	306
Loan related fees	99	163	265	353
Loan interest swap fees	191	110	297	180
Other	2	10	26	16
Total noninterest income	$1,039	$841	$2,618	$2,150
_______________
(1) Not within scope of Topic 606

For the three and nine months ended September 30, 2019, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Contract Balances

At September 30, 2019, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

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

Overview

First Financial Northwest Bank (“the Bank”) is a wholly-owned subsidiary of First Financial Northwest, Inc. (“the Company”) and, as such, comprises substantially all of the activity for the Company. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and headquarters in Renton, Washington, as well as five retail branches in King County, Washington and five retail branches in Snohomish County, Washington. The Bank has received FDIC approval to open a new branch in Kirkland, Washington. This additional King County location is expected to open in the fourth quarter of 2019. In addition, the Bank has applied for regulatory approval to open a new branch in University Place, Washington, which would expand the Bank’s presence into Pierce County.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market (including brokered deposits), then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in six to eighteen months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans and consumer loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 36 other states, including concentrations in California, Utah, Arizona and Oregon of $44.5 million, $16.2 million, $14.6 million and $12.0 million, respectively.

The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities with our current risk tolerance levels and asset/liability objectives. The Bank is creating a small business loan (“SBA”) department, with the goal of achieving SBA preferred lender status by 2020, which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank plans to increase originations of the business loan portfolio, which may include business lines of credit, business term loans, equipment financing, and a focus on industry specific loans, such as green energy financing. In conjunction with the growth of business loans, the Bank seeks to service these customers with their business deposits as well.

The Bank continues to develop its aircraft loan portfolio through both originations and purchases of aircraft loans. The underwriting on these loans is predominantly asset centered, with secondary emphasis placed on the ability of the borrower to repay the loan. We began originating aircraft loans in the fourth quarter of 2016. At September 30, 2019, our business loans included $14.2 million in fixed and adjustable rate aircraft loans, with an average balance of $676,000.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total assets were $1.31 billion at September 30, 2019, an increase of 4.5%, from $1.25 billion at December 31, 2018. The following table details the $55.9 million net change in the composition of our assets at September 30, 2019 from December 31, 2018.

	Balance at September 30, 2019	Change from December 31, 2018	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$7,615	$(507)	(6.2)%
Interest-earning deposits with banks	6,103	(2,785)	(31.3)
Investments available-for-sale, at fair value	138,224	(3,946)	(2.8)
Loans receivable, net	1,083,850	60,946	6.0
FHLB stock, at cost	6,341	(969)	(13.3)
Accrued interest receivable	4,407	339	8.3
Deferred tax assets, net	1,202	(642)	(34.8)
OREO	454	(29)	(6.0)
Premises and equipment, net	22,346	1,015	4.8
BOLI, net	31,681	1,840	6.2
Prepaid expenses and other assets	4,242	784	22.7
Goodwill	889	—	—
Core deposit intangible	1,005	(111)	(9.9)
Total assets	$1,308,359	$55,935	4.5%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), decreased by $2.8 million from December 31, 2018, to September 30, 2019. These funds fluctuate based on our funding needs, and decreased during the previous nine months to partially support the growth in loans receivable.

Investments available-for-sale. Our investments available-for-sale portfolio decreased by $3.9 million during the nine months ended September 30, 2019. During this period, we sold $4.7 million of municipal bonds and had a call of $30,000 and maturity of $250,000 in U.S. government agency bonds. At September 30, 2019, corporate bonds issued by financial institutions represented $23.3 million, or 16.9% of our investments available-for-sale and municipal bonds represented $6.7 million, or 4.8% of our investments available-for-sale.

The effective duration of the investments available-for-sale at September 30, 2019, was 2.60% as compared to 3.00% at December 31, 2018. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Total loans receivable increased by $59.9 million to $1.1 billion at September 30, 2019, as compared to December 31, 2018. Loan originations of $203.4 million were supplemented with $41.8 million of loan purchases and participations discussed in detail below, to offset loan repayments and to continue growth of our loan portfolio. During the nine months ended September 30, 2019, one‑to‑four family residential loans increased by $28.4 million, commercial real estate loans increased by $8.1 million, multifamily loans increased by $1.8 million and construction/land loans increased by $1.1 million. In addition, consumer loans increased by $13.5 million and business loans increased by $7.0 million.

Our loan concentrations remained stable at September 30, 2019 as compared to December 31, 2018. At these dates, the Bank’s construction loans totaled 82.6% and 81.9% of total capital, respectively, and total non-owner occupied commercial real estate was 444.9% and 451.8% of total capital, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non‑residential, and construction loans, should not exceed 550% of total risk-based capital. Our concentration guideline for construction/land loans is to limit these loans to 100% of total risk-based capital. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily, commercial and construction loan portfolio by collateral type at September 30, 2019 and December 31, 2018. Previously, we reported the gross loan balance in this table, however, as a better representation of the loan receivable at the dates shown, amounts shown below are reported net of LIP. At September 30, 2019, total construction/land loans are net of $88.1 million of LIP. At December 31, 2018, total commercial loans and total construction/land loans are net of $21,000 and $86.4 million, respectively, of LIP.

	September 30, 2019	December 31, 2018
	(In thousands)
Multifamily residential:
Other multifamily	$157,275	$155,279
Micro-unit apartments	13,877	14,076
Total multifamily residential	171,152	169,355

Non-residential
Retail	142,639	131,222
Office	98,738	100,495
Storage	35,908	32,462
Motel	27,572	28,035
Warehouse	18,200	25,398
Nursing home	16,104	16,315
Mobile home park	23,070	16,003
Other non-residential	19,659	23,868
Total non-residential	381,890	373,798

Construction/land:
One-to-four family residential	47,524	51,747
Multifamily	40,078	40,502
Commercial	15,913	9,976
Land	6,400	6,629
Total construction/land	109,915	108,854
Total multifamily residential, non-residential and construction/land loans	$662,957	$652,007

Included in total construction/land loans at September 30, 2019, are $29.5 million of multifamily loans, $15.9 million of commercial real estate loans and $3.2 million of one-to-four family loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At December 31, 2018, construction/land loans included $25.2 million of multifamily loans, $10.0 million of commercial real estate loans and $602,000 of one-to-four family loans that roll over to permanent loans in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank will originate and purchase loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the nine months ended September 30, 2019, the Bank purchased or participated in $41.8 million of loans that included $17.4 million of commercial real estate loans secured by properties located outside of Washington State, $8.7 million of construction/land loans secured by properties located in Washington state, and $15.0 million of consumer loans secured by classic/collectible automobiles, to borrowers located in Washington and other states.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At September 30, 2019, total loans secured by collateral located in California represented 4.1% of our total loans and total loans secured by c ollateral located outside the states of California and Washington represented 10.8% of our total loans. The following table details geographic concentrations in our loan portfolio:

		At September 30, 2019
		One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
		(In thousands)
King County		$291,015	$103,240	$190,049	$92,003	$13,104	$10,389	$699,800
Pierce County		33,478	5,111	25,533	11,952	325	585	76,984
Snohomish County		27,184	3,635	20,733	1,729	3,210	716	57,207
Kitsap County		5,125	1,472	763	2,249	—	—	9,609
Other Washington Counties	9,775	10,192	23,603	53,376	1,982	1,260	415	90,828
California		2,691	17,520	20,275	—	1,037	3,025	44,548
Outside Washington and California (1)		701	16,571	71,161	—	18,571	11,321	118,325
Total loans		$370,386	$171,152	$381,890	$109,915	$37,507	$26,451	$1,097,301
_______________
(1) Includes loans in Utah, Arizona and Oregon of $16.2 million, $14.6 million and $12.0 million, respectively, and loans in 32 other states.

Our five largest borrowing relationships, which represent 7.8% of our net loans, increased by $5.4 million to $85.3 million at September 30, 2019, from $79.9 million at December 31, 2018. The total number of loans represented by this group of borrowers remained stable with 20 loans at September 30, 2019, and 19 loans at December 31, 2018. At September 30, 2019, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio.

The following table details our five largest lending relationships at September 30, 2019:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/Land	Consumer	Aggregate Balance of Loans
	(Dollars in thousands)
Real estate investor	5	$—	$8,491	$13,079	$—	$—	$21,570
Real estate investor	3	406	—	18,791	—	—	19,197
Real estate investor	6	436	—	16,286	—	348	17,070
Real estate investor	4	—	—	3,220	10,542	—	13,762
Real estate investor	2	—	7,234	6,477	—	—	13,711
Total	20	$842	$15,725	$57,853	$10,542	$348	$85,310
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	All of the one-to-four family residential loans for these borrowers are for owner occupied properties. The commercial real estate loans are for non-owner occupied properties.

The ALLL decreased to $13.2 million at September 30, 2019, from $13.3 million at December 31, 2018, and represented 1.20% and 1.29% of total loans receivable at September 30, 2019, and December 31, 2018, respectively. The ALLL consists of two components, the general allowance and the specific reserves. The decrease in the ALLL was primarily the result of the Bank’s loan concentrations shifting to lower risk loan types combined with a reduction in the ALLL for certain loan types reflecting the strength of collateral values and reduction in related risk. These reductions were partially offset by the ALLL required for the $59.9 million increase in total loans. Although impaired loans increased $8.2 million during the nine months ended September 30, 2019, this increase was primarily due to an $11.6 million construction loan reclassified to impaired and special mention status due to the loan not complying with the original terms of the loan. Because of additional collateral secured at the time of origination, the Bank’s impairment analysis concluded there were no anticipated losses from the loan at this time and no additional reserve was determined to be required at September 30, 2019. For additional information, see “Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018 - Provision for Loan Losses” discussed below.

We believe that the ALLL at September 30, 2019, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

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

The following table presents a breakdown of our TDRs at the dates indicated, all of which were performing:

	September 30, 2019	December 31, 2018	Nine Month Change
	(Dollars in thousands)
Performing TDRs:
One-to-four family residential	$4,475	$6,941	$(2,466)
Commercial real estate	2,127	2,415	(288)
Consumer	—	43	(43)
Total performing TDRs	6,602	9,399	(2,797)
Total TDRs	$6,602	$9,399	$(2,797)
% TDRs classified as performing	100.0%	100.0%

Our TDRs decreased $2.8 million at September 30, 2019, compared to December 31, 2018, as a result of principal repayments and loan payoffs. At September 30, 2019, there were no TDRs on nonaccrual status. In addition, there were no committed but undisbursed funds in connection with our TDRs and impaired loans. The largest TDR relationship at September 30, 2019, totaled $1.3 million and was secured by a non-owner occupied commercial property located in King County.

Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At September 30, 2019, total past due loans declined to $321,000, representing 0.03% of total loans receivable, from $821,000, or 0.08% of total loans at December 31, 2018.

Nonperforming assets decreased by $644,000 during the first nine months of 2019, primarily as a result of payoffs of two nonaccrual loans totaling $597,000. The following table presents detailed information on our nonperforming assets at the dates indicated:

	September 30, 2019	December 31, 2018	Nine Month Change
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$98	$382	$(284)
Commercial real estate	—	326	(326)
Consumer	39	44	(5)
Total nonperforming loans	137	752	(615)

OREO	454	483	(29)
Total nonperforming assets (1) (2)	$591	$1,235	$(644)

Nonperforming assets as a percent of total assets	0.05%	0.10%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 100.0% of our TDRs were performing in accordance with their restructured terms at September 30, 2019.
(2) The $11.6 million impaired loan referenced in this document is not included in this table as all loan payments were current at September 30, 2019.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. The largest nonaccrual loan at September 30, 2019 was a $98,000 owner occupied, single-family residence located in Snohomish County. Also included in nonaccrual loans at September 30, 2019, was a $39,000 home equity second mortgage secured by a non-owner occupied, single-family residence in King County. At September 30, 2019, both of these loans were current on their loan payments.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the low ratio of our nonperforming assets as a percent of total assets of 0.05% at September 30, 2019, and 0.10% at December 31, 2018, as well as the minimal amount of OREO held at September 30, 2019.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At September 30, 2019, and December 31, 2018, OREO was $454,000 and $483,000, respectively, and consisted of two undeveloped commercial lots located in Pierce County. During the nine months ended September 30, 2019, a $29,000 write-down was recognized on these properties as the result of an updated valuation analysis.

Intangible assets. The balance of goodwill was $889,000 at both September 30, 2019 and December 31, 2018. Goodwill was calculated as the excess purchase price of the branches acquired in August 2017 (the “Branch Acquisition”) over the fair value of the assets acquired and liabilities assumed.

The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The CDI balance was $1.0 million at September 30, 2019 and $1.1 million at December 31, 2018. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount amortizes into noninterest expense on an accelerated basis over ten years.

Deposits. During the first nine months of 2019, deposits increased $77.8 million to $1.02 billion at September 30, 2019, compared to $939.0 million at December 31, 2018. Deposit accounts consisted of the following:

	September 30, 2019	Change from December 31, 2018	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$49,398	$3,290	7.1%
Interest-bearing checking	53,197	13,118	32.7
Statement savings	21,647	(3,152)	(12.7)
Money market	332,722	(6,325)	(1.9)
Certificates of deposit, retail	421,274	30,100	7.7
Certificates of deposit, brokered	138,590	40,765	41.7
	$1,016,828	$77,796	8.3

Our retail deposits increased by $37.0 million during the nine months ended September 30, 2019. Retail certificates of deposit increased by $30.1 million as the Bank competitively priced these certificates to increase this funding source. In addition, continued emphasis on deposit growth at our branches resulted in a $13.1 million increase in interest-bearing checking accounts. Partially offsetting these increases, money market accounts declined by $6.3 million.

To further assist in our funding needs, our portfolio of brokered certificates of deposits increased by $40.8 million to $138.6 million at September 30, 2019, from $97.8 million at December 31, 2018. This increase was primarily the result of an opportunity to obtain short-term brokered deposits at interest rates lower than the cost of short-term FHLB advances. These funds were partially used to pay down the balance of the Bank’s overnight borrowings. While brokered certificates of deposit may carry a higher cost than our retail certificates, their remaining maturity periods of up to 4.0 years, along with the enhanced call features on a portion of these deposits, assist us in our efforts to manage interest rate risk.

At September 30, 2019 and December 31, 2018, we held $30.0 million and $28.5 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet. Total FHLB advances were $121.0 million at September 30, 2019, a $25.5 million decrease from $146.5 million at December 31, 2018. At September 30, 2019, the Bank had $86.0 million in borrowings that are due in less than one year and $35.0 million in borrowings that are due in less than three years. Our long-term advances at September 30, 2019, consisted of two Member Option Variable Rate advances that reprice quarterly and allow prepayment without penalties at the repricing date. The repayment option on our Member Option Variable Rate advances and short term nature of overnight FHLB advances provides us flexibility to adjust the level of our borrowings as our customer deposit balances grow, consistent with our asset/liability objectives. Our FHLB advances also include a $50.0 million fixed rate three‑month advance that renews quarterly and a $15.0 million fixed rate one-month advance that renews monthly. Both of these borrowings renew at the fixed interest rate in effect on the renewal date and are designated as a cash flow hedge, as described below.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank has entered into two five-year interest rate swap agreements which qualify as cash flow hedges with a qualified institution where the Bank pays a fixed rate for five years and, in turn, receives an interest payment based on a LIBOR index. The agreements allow for a substitute index to be used if LIBOR is unavailable.

On October 25, 2016, the Bank entered into a $50.0 million notional pay fixed, receive floating interest rate swap agreement where the Bank pays a fixed rate of 1.34% and, in turn, receives an interest payment based on three-month LIBOR index, which resets quarterly, for five years. Concurrently, the Bank borrowed a $50.0 million fixed rate three-month advance that is renewed quarterly. On September 27, 2019, the Bank entered into a $15.0 million notional pay fixed, receive floating interest rate swap agreement, where the Bank pays a fixed rate of 1.44% and, in turn, receives an interest payment based on one-month LIBOR index, which resets monthly, for five years. Concurrently, the Bank borrowed a $15.0 million fixed rate one-month FHLB advance that is renewed monthly.

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At September 30, 2019, we recognized a $213,000 net fair value asset as a result of the increase in the market value of these hedge agreements.

Stockholders’ Equity. Total stockholders’ equity increased $1.4 million during the first nine months of 2019 to $155.1 million at September 30, 2019, from $153.7 million at December 31, 2018. Increases to stockholders’ equity, comprised of $7.8 million of net income, a $1.2 million reduction in other comprehensive loss, net of tax, as a result of improvements in the fair market value of our available-for-sale securities and $1.7 million of stock based compensation, were partially offset by a $6.8 million reduction due to the repurchase of 433,952 shares of common stock and $2.6 million in cash dividends paid. As part of the strategy to increase shareholder value, the Company’s Board of Directors authorized a stock repurchase plan that began on November 5, 2018 which expired on May 3, 2019. The plan authorized the repurchase of up to 550,000 shares of the Company’s stock of which all were repurchased during the term of the plan. From January 1, 2019 through May 3, 2019, 346,100 shares were repurchased under this plan at an average price of $15.89 per share. The Company’s Board of Directors authorized an additional plan that began on July 30, 2019 and expires on December 17, 2019. This plan authorizes the repurchase of up to 520,000 shares. At September 30, 2019, 87,852 shares had been purchased under this plan at an average price of $14.05 per share.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Dividend declared per common share	$0.09	$0.08	$0.26	$0.23
Dividend payout ratio (1)	36.0%	29.6%	33.6%	18.6%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

General. Net income for the three months ended September 30, 2019, was $2.5 million, or $0.25 per diluted share as compared to net income of $2.8 million, or $0.27 per diluted share for the three months ended September 30, 2018. The $287,000 decrease in net income during the three months ended September 30, 2019, was a combined result of a $407,000 decrease in net interest income and a $254,000 increase in noninterest expense, partially offset by a $100,000 decrease in the provision for loan losses, a $198,000 increase in noninterest income and a $76,000 decrease in federal income tax expense.

Net Interest Income. Net interest income for the three months ended September 30, 2019, decreased $407,000 to $9.7 million from $10.1 million for the three months ended September 30, 2018 primarily due to the increase in our cost of funds outpacing the increase in yield on our interest-earning assets.

Interest income increased by $1.3 million for the three months ended September 30, 2019, as compared to the same period in 2018, primarily as a result of a $92.3 million increase in the average balance of our interest-earning assets combined with a seven basis point increase in average yield. Average loans receivable increased by $80.0 million and average interest-earning deposits increased by $15.8 million. These increases were partially offset by a $553,000 decrease in investments available-for-sale as sales and principal pay downs outpaced purchases of new investments available-for-sale. In addition, the average balance of FHLB stock decreased by $2.9 million as our required investment decreased due to lower average outstanding FHLB advances.

The average yield on our interest-earning assets increased by seven basis points for the three months ended September 30, 2019 as compared to the same period in 2018, earning 4.84% and 4.77%, respectively. The average yield on our loan portfolio for the three months ended September 30, 2019 was 5.14%, as compared to a yield of 5.05% for the three months ended September 30, 2018. Contributing to this increase, the volume of variable rate loans increased to 54.1% at September 30, 2019, from 52.7% at September 30, 2018, with an increase in the minimum weighted average interest rate of 53 basis points.

Outpacing the increase in interest income, interest expense increased by $1.7 million for the three months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily the result of increases in the cost of interest-bearing liabilities, in particular money market deposits and certificates of deposit. In response to market rate increases and our competitive pricing of retail certificates of deposit to increase this funding source, the average cost of our interest-bearing deposits increased by 60 basis points. The average cost of our borrowings remained stable with a slight decrease of three basis points for the three months ended September 30, 2019, as compared to the same period in 2018. Also contributing to the increase in interest expense during these periods, the average balance of our interest-bearing deposits increased by $173.1 million, with $88.7 million of this from growth in our retail operations and $84.4 million from an increase in average brokered certificates of deposit. Money market interest expense increased by $413,000 as a result of a 49 basis point increase in the average cost of these funds combined with a $4.4 million increase in the average balance of these deposits. The cost of retail and brokered certificates of deposit increased by 68 and 43 basis points, respectively, as compared to the same quarter last year as the rates needed to compete for growth in these deposits has increased and deposit repricing lags recent reductions in market rates due to decreases in the Federal Funds targeted rate. Further contributing to the increase in interest expense on brokered certificates of deposit, during the three months ended September 30, 2019, the Bank exercised the call option on $17.4 million of brokered certificates of deposit that had a weighted average rate of 3.17% and a remaining weighted maturity period of 2.4 years. This redemption resulted in the recognition of $60,000 in additional interest expense for the three months ended September 30, 2019, for unamortized fees related to the original acquisition of these brokered deposits. These funds were replaced with lower cost FHLB advances and a concurrent five-year, $15.0 million notional pay fixed, receive floating interest rate swap for which the Bank will pay 1.44% monthly and in exchange will receive variable rate amounts from the interest rate swap counter party based on one-month LIBOR. Based on current interest rates, this redemption is estimated to save the Bank in excess of $600,000 over the next 2.4 years compared to what would have been paid on the redeemed callable brokered deposits if the call options were not exercised. The growth in our retail and brokered deposits more than met our funding needs, allowing the Bank to pay down certain FHLB advances resulting in a $73.5 million decrease in the average balance of these borrowings for the three months ended September 30, 2019, as compared to the same period in 2018.

The Company’s net interest margin and interest rate spread decreased by 39 basis points and 41 basis points, respectively, primarily due to increases in our cost of funds as our interest‑bearing liabilities generally reprice faster than our interest-earning assets in response to changes in market interest rates. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended September 30, 2019 Compared to September 30, 2018 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$249	$1,017	$1,266
Investments available-for-sale	7	(4)	3
Interest-earning deposits with banks	23	76	99
FHLB stock	8	(46)	(38)
Total net change in income on interest-earning assets	287	1,043	1,330

Interest-bearing liabilities:
Interest-bearing demand	5	5	10
Statement savings	—	(1)	(1)
Money market	400	13	413
Certificates of deposit, retail	734	328	1,062
Certificates of deposit, brokered	192	449	641
Advances from the FHLB	(8)	(380)	(388)
Total net change in expense on interest-bearing liabilities	1,323	414	1,737
Total net change in net interest income	$(1,036)	$629	$(407)

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended September 30, 2019 and 2018. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,073,283	$13,897	5.14%	$993,272	$12,631	5.05%
Investments available-for-sale	140,031	1,066	3.02	140,584	1,063	3.00
Interest-earning deposits with banks	27,992	158	2.24	12,223	59	1.92
FHLB stock	5,649	97	6.81	8,540	135	6.27
Total interest-earning assets	1,246,955	15,218	4.84	1,154,619	13,888	4.77
Noninterest earning assets	72,822			70,570
Total average assets	$1,319,777			$1,225,189

Liabilities and Stockholders' Equity
Interest-bearing demand	$53,100	$31	0.23%	$42,090	$21	0.20%
Statement savings	21,979	7	0.13	25,376	8	0.13
Money market	321,502	1,314	1.62	317,089	901	1.13
Certificates of deposit, retail	422,755	2,541	2.38	346,065	1,479	1.70
Certificates of deposit, brokered	178,787	1,144	2.54	94,435	503	2.11
Total interest-bearing deposits	998,123	5,037	2.00	825,055	2,912	1.40
FHLB Advances	103,707	529	2.02	177,250	917	2.05
Total interest-bearing liabilities	1,101,830	5,566	2.00	1,002,305	3,829	1.52
Noninterest bearing liabilities	62,890			68,440
Average equity	155,057			154,444
Total average liabilities and equity	$1,319,777			$1,225,189
Net interest income		$9,652			$10,059
Net interest margin			3.07%			3.46%

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

During the three months ended September 30, 2019, management evaluated the adequacy of the ALLL and concluded that a $100,000 provision for loan losses was appropriate due primarily to a $31.0 million increase in total loans receivable. The increase in the ALLL required due to loan growth was partially offset by a reduction in the ALLL for certain loan types reflecting the strength of loan collateral values and reduction in related risk. In comparison, during the three months ended September 30, 2018, a $200,000 provision for loan losses was recognized primarily as a result of growth in net loans receivable, partially offset by recoveries received on loans previously charged off.

The following table summarizes selected financial data related to our ALLL and loan portfolio.

	At or For the Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Total loans receivable, end of period	$1,097,301	$1,009,789
Average loans receivable during period	1,073,283	993,272
ALLL balance at beginning of period	13,057	12,754
Provision for loan losses	100	200
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	3	2
Construction/land development	—	160
Consumer	1	—
Total recoveries	4	162
Net recovery	4	162
ALLL balance at end of period	$13,161	$13,116
ALLL as a percent of total loans	1.20%	1.30%
Ratio of net recoveries to average net loans receivable	—	0.02

Noninterest Income. Noninterest income increased $198,000 to $1.0 million for the quarter ended September 30, 2019, from $841,000 for the quarter ended September 30, 2018. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended September 30, 2019	Change from Three Months Ended September 30, 2018	Percent Change
	(Dollars in thousands)
Net gain on sale of investments	$88	$87	8,700.0%
BOLI change in cash surrender value	235	(10)	(4.1)
Wealth management revenue	245	100	69.0
Deposit related fees	179	12	7.2
Loan related fees	290	17	6.2
Other	2	(8)	(80.0)
Total noninterest income	$1,039	$198	23.5%

During the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, wealth management revenue increased by $100,000 as a result of an increase in the total assets managed by our wealth management division and regular fluctuations in the timing and mix of commissions received on serviced accounts. Sales of $1.7 million in municipal bonds during the three months ended September 30, 2019 resulted in an additional $87,000 gain on sales of investments during this period as compared to the same period in 2018. In addition, loan related fees increased by $17,000, primarily as a result of interest rate swap fees received on loans where certain commercial loan customers participate in an interest rate swap with a third party broker institution and the Bank receives a fee that is recognized as other noninterest income at the time the loan is originated.

Noninterest Expense. Noninterest expense increased $254,000 to $7.5 million for the three months ended September 30, 2019, from $7.2 million for the comparable period in 2018.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended September 30, 2019	Change from Three Months Ended September 30, 2018	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,813	$81	1.7%
Occupancy and equipment	924	110	13.5
Professional fees	440	87	24.6
Data processing	478	122	34.3
OREO related expenses, net	1	—	—
Regulatory assessments	13	(113)	(89.7)
Insurance and bond premiums	95	—	—
Marketing	118	33	38.8
Other general and administrative	573	(66)	(10.3)
Total noninterest expense	$7,455	$254	3.5%

Continued growth and branch expansion for the Company contributed to an increase in salary and employee benefits of $81,000, occupancy and equipment of $110,000 and data processing services of $122,000, for the three months ended September 30, 2019, as compared to the same period in 2018. As the Company continues to expand its market presence, we expect these expenses to increase accordingly. Partially offsetting the increases during the three months ended September 30, 2019, regulatory assessments decreased by $113,000 as a portion of the Bank’s small bank assessment credit was applied for previously paid deposit insurance premiums as a result of the FDIC exceeding its stated Deposit Insurance Fund Reserve Ratio. The Company has $124,000 in credits on future assessments remaining as of September 30, 2019, which may be recognized in future periods when allowed for by the FDIC upon insurance fund levels being met.

Federal Income Tax Expense. The federal income tax provision decreased by $76,000 to $631,000 for the three months ended September 30, 2019, as compared to $707,000 for the same period in 2018, primarily due to a $363,000 decrease in pretax net income.

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and 2018

General. Net income for the nine months ended September 30, 2019 was $7.8 million, or $0.77 per diluted share as compared to net income of $12.7 million, or $1.22 per diluted share for the nine months ended September 30, 2018. The decrease during the nine months ended September 30, 2019, was primarily the result of a $2.0 million decrease in net interest income and a $3.9 million reduction in the recapture of loan loss provision, partially offset by a $1.1 million decrease in federal income tax expense.

Net Interest Income. Net interest income for the nine months ended September 30, 2019 was $29.2 million, as compared to $31.2 million for the same period in 2018, primarily due to the increase in our cost of funds outpacing the increase in yield on our interest-earning assets.

Interest income increased by $3.1 million for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily as a result of a $58.8 million increase in the average balance of our interest-earning assets combined with a 10 basis point increase in average yield. Increases in average loans receivable of $60.5 million and average interest-earning deposits of $2.4 million were partially offset by a $1.6 million decrease in average investments available-for-sale. In addition, the average balance of FHLB stock decreased by $2.4 million as our required investment activity stock decreased due to lower average outstanding FHLB advances.

Also contributing to the increase in interest income, the average yield on our loan portfolio for the nine months ended September 30, 2019 was 5.18%, as compared to an average yield of 5.14% for the nine months ended September 30, 2018. In addition, the average yield on our investment securities increased by 35 basis points and the average yield on our interest-earning deposits increased by 69 basis points for the nine months ended September 30, 2019 as compared to the same period in 2018.

Outpacing the increase in interest income, interest expense increased by $5.0 million for the nine months ended September 30, 2019, as compared to the same period in 2018. The increase was primarily the result of increases in the cost of interest-bearing liabilities, in particular money market deposits and certificates of deposit. In response to market rate increases and our competitively pricing retail certificates of deposit to increase this funding source, the average cost of our interest-bearing deposits increased by 63 basis points and the average cost of our FHLB advances increased by 34 basis points for the nine months ended September 30, 2019, as compared to the same period in 2018. Also contributing to the increase in interest expense during these periods, the average balance of our interest-bearing deposits increased by $122.8 million, with $67.7 million of this from growth in our retail operations and $55.1 million from an increase in average brokered certificates of deposit. Money market interest expense increased by $1.1 million as a result of a 47 basis point increase in the average cost of these funds partially offset by a $7.5 million decrease in the average balance of these deposits. The cost of retail and brokered certificates of deposit increased by 77 and 57 basis points, respectively, as compared to the same period last year as the rates needed to compete for growth in these deposits increased and deposit repricing lags recent reductions in market rates due to decreases in the Federal Funds targeted rate. The cost of brokered certificates of deposits was further impacted by the Bank’s exercise of the call option on $17.4 million of brokered deposits during the nine months ended September 30, 2019, resulting in recognition of $60,000 additional interest expense for unamortized fees relating to their original acquisition as discussed above. The growth in our retail and brokered deposits more than met our funding needs, allowing the Bank to pay down certain FHLB advances resulting in a $63.1 million decrease in the average balance of these borrowings for the nine months ended September 30, 2019, as compared to the same period in 2018.

Generally, our interest-bearing liabilities reprice faster than our interest-earning assets in response to changes in market interest rates, resulting in a decrease in our net interest margin of 39 basis points to 3.22% for the nine months ended September 30, 2019 as compared 3.61% for the nine months ended September 30, 2018. Further contributing to the decrease year-over-year, the additional $1.0 million in loan interest received early in 2018 from the repayment of balances on previously charged off loans contributed to the net interest margin for the nine months ended September 30, 2018. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Nine Months Ended September 30, 2019 Compared to September 30, 2018 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$358	$2,323	$2,681
Investments available-for-sale	366	(34)	332
Interest-earning deposits with banks	77	28	105
FHLB stock	36	(89)	(53)
Total net change in income on interest-earning assets	837	2,228	3,065

Interest-bearing liabilities:
Interest-bearing demand	(3)	14	11
Statement savings	—	(3)	(3)
Money market	1,125	(58)	1,067
Certificates of deposit, retail	2,334	793	3,127
Certificates of deposit, brokered	586	778	1,364
Advances from the FHLB	344	(883)	(539)
Total net change in expense on interest-bearing liabilities	4,386	641	5,027
Total net change in net interest income	$(3,549)	$1,587	$(1,962)

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the nine months ended September 30, 2019 and 2018. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,052,541	$40,784	5.18%	$992,071	$38,103	5.14%
Investments available-for-sale	139,698	3,334	3.19	141,279	3,002	2.84
Interest-earning deposits with banks	14,329	246	2.30	11,957	141	1.58
FHLB stock	6,950	290	5.58	9,375	343	4.89
Total interest-earning assets	1,213,518	44,654	4.92	1,154,682	41,589	4.82
Noninterest earning assets	72,753			69,659
Total average assets	$1,286,271			$1,224,341

Liabilities and Stockholders' Equity
Interest-bearing demand	$48,976	$72	0.02%	$39,714	$61	0.21%
Statement savings	23,153	23	0.13	26,319	26	0.13
Money market	316,348	3,558	1.50	323,865	2,491	1.03
Certificates of deposit, retail	407,893	7,015	2.30	338,757	3,888	1.53
Certificates of deposit, brokered	136,954	2,521	2.46	81,873	1,157	1.89
Total interest-bearing deposits	933,324	13,189	1.89	810,528	7,623	1.26
FHLB advances	136,641	2,255	2.21	199,769	2,794	1.87
Total interest-bearing liabilities	1,069,965	15,444	1.93	1,010,297	10,417	1.38
Noninterest bearing liabilities	62,906			64,184
Average equity	153,400			149,860
Total average liabilities and equity	$1,286,271			$1,224,341
Net interest income		$29,210			$31,172
Net interest margin			3.22%			3.61%

Provision for Loan Losses. During the nine months ended September 30, 2019, management evaluated the adequacy of the ALLL and concluded that a recapture of provision for loan losses in the amount of $300,000 was appropriate for the period. The recapture for the nine months ended September 30, 2019, was primarily the result of a construction loan with a balance of $11.6 million that was technically in default and classified as impaired, however, the Bank’s impairment analysis concluded there were no anticipated losses from the loan at this time, and therefore, funds previously allocated in the ALLL to this loan were recaptured. All payments on the loan were current as of September 30, 2019, and the loan is well collateralized. In addition, total loans receivable increased by $59.9 million during the period, however the impact to the provision from the increased balance was offset by a shift in our loan concentrations to lower risk categories and reduction in the risk factor related to the collateral on certain loan types. In comparison, the $4.2 million recapture of provision for loan losses for the nine months ended September 30, 2018, was primarily a result of $4.4 million of recoveries received on previously charged off loans. In addition, a shift in our loan concentrations resulted in increased balances in lower risk categories during that period.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Total loans receivable, end of period	$1,097,301	$1,009,789
Average loans receivable during period	1,052,541	992,071
ALLL balance at beginning of period	13,347	12,882
Recapture of provision for loan losses	(300)	(4,200)
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	31	4,248
Multifamily	45	—
Commercial real estate	—	14
Construction/land development	—	172
Consumer	38	—
Total recoveries	114	4,434
Net recovery	114	4,434
ALLL balance at end of period	$13,161	$13,116
ALLL as a percent of total loans	1.20%	1.30%
Ratio of net recoveries to average net loans receivable	0.01	0.45

Noninterest Income. Noninterest income increased by $468,000 to $2.6 million for the nine months ended September 30, 2019, as compared to $2.2 million for the same period in 2018. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Nine Months Ended September 30, 2019	Change from Nine Months Ended September 30, 2018	Percent Change
	(Dollars in thousands)
Net gain on sale of investments	$80	$100	(500.0)%
BOLI change in cash surrender value	693	(25)	(3.5)
Wealth management revenue	702	302	75.5
Deposit related fees	555	52	10.3
Loan related fees	562	29	5.4
Other	26	10	62.5
Total noninterest income	$2,618	$468	21.8%

The primary increase in our noninterest income was from wealth management revenue, as a result of growth in assets managed for the comparative periods. This sector of our business allows us to meet the needs of our customers with a variety of deposit and investment options. Also contributing to the increase in noninterest income, sales of investment securities generated a net gain of $80,000 for the nine months ended September 30, 2019 as compared to a $20,000 net loss for the nine months ended September 30, 2018.

Deposit related fees increased $52,000 for the nine months ended September 30, 2019 as compared to the same period in 2018 primarily due to increased debit card and other transactional fees. Loan related fees increased $29,000 for these comparative periods primarily due to a $117,000 increase in interest rate swap fees received on loans where certain commercial loan customers participate in an interest rate swap with a third party broker institution and the Bank receives a fee that is recognized as other noninterest income at the time the loan is originated. This increase was partially offset by a decrease in annual and other fees received on certain loan types.

During the nine months ended September 30, 2019, the Bank purchased $379,000 of certain new BOLI polices where administrative fees are deducted at the origination of these policies, resulting in a $25,000 decrease in noninterest income as compared to the nine months ended September 30, 2018.

Noninterest Expense. Noninterest expense increased $732,000 to $22.4 million for the nine months ended September 30, 2019, as compared to $21.7 million for the same period in 2018.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Nine Months Ended September 30, 2019	Change from Nine Months Ended September 30, 2018	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$14,547	$222	1.5%
Occupancy and equipment	2,688	276	11.4
Professional fees	1,262	139	12.4
Data processing	1,393	362	35.1
OREO-related expenses, net	33	29	725.0
Regulatory assessments	286	(105)	(26.9)
Insurance and bond premiums	288	(67)	(18.9)
Marketing	280	11	4.1
Other general and administrative	1,670	(135)	(7.5)
Total noninterest expense	$22,447	$732	3.4%

The primary contributor to the increase in noninterest expense was our branch expansion over the past year. Salaries and employee benefits expense increased by $222,000 for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, due to increased staffing in support of the new branches and development of new products. In addition, occupancy and equipment expenses increased by $276,000 with our growth to eleven locations at September 30, 2019. Further, data processing expense increased by $362,000 as a combined result of increased loan and deposit volume, and the addition of new services to better serve our customers.

Partially offsetting these increases, regulatory assessments decreased by $105,000 as the small bank assessment credit was applied for previously paid deposit insurance premiums as a result of the FDIC exceeding its stated Deposit Insurance Fund Reserve Ratio. Also reducing noninterest expense, insurance and bond premiums decreased by $67,000 as a result of higher BOLI expenses recognized for certain BOLI policies purchased in 2018. As a further decrease to our noninterest expense, other general and administrative expenses decreased by $135,000 for the nine months ended September 30, 2019 as compared to the same period in 2018, primarily as a result of a $125,000 insurance reimbursement received on a previously reported $225,000 fraud loss.

Federal Income Tax Expense. Income before federal income taxes decreased by $6.1 million for the nine months ended September 30, 2019, as compared to the same period in 2018, resulting in a reduction in federal income tax expense of $1.1 million. Partially offsetting the change from pretax net income, during the nine months ended September 30, 2018, the exercise of certain stock options resulted in a tax benefit, thereby reducing the effective tax rate for that period. In comparison, no stock options were exercised during the comparative period in 2019.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At September 30, 2019, retail certificates of deposit of $137.8 million and brokered certificates of deposit of $121.2 million were scheduled to mature in one year or less. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include, but are not limited to: advances from the FHLB or the FRB, which are collateral dependent, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale decreased $3.9 million to $138.2 million at September 30, 2019, from December 31, 2018, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks decreased by $2.8 million to $6.1 million at September 30, 2019, from December 31, 2018, as a result of fluctuations in our funding needs for loans receivable and retail deposits. At September 30, 2019, the Bank maintained credit facilities with the FHLB totaling $583.7 million, with an outstanding balance of $121.0 million. As further funding sources, we also had the ability to borrow $90.6 million from the FRB and $35.0 million from lines of credit with other financial institutions, with no balance outstanding at September 30, 2019. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at September 30, 2019, of $138.6 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk compared to retail deposits. This strategy may include, but is not necessarily limited to, raising longer term deposits (with terms greater than three years) that assist the Bank in its interest rate risk management efforts. At September 30, 2019, brokered certificates of deposit had a remaining maturity of up to 4.0 years. Some of these certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, if we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At September 30, 2019, the Company (on an unconsolidated basis) had liquid assets of $17.5 million and short-term liabilities of $247,000.

On a monthly basis, we estimate our future liquidity sources and needs. Also, we determine funding concentrations and our need for sources of funds other than deposits. This information is used by our Asset/Liability Management Committee (“ALCO”) in forecasting funding needs and investing opportunities. We believe that our current liquidity position and our expected operating results are sufficient to fund all of our existing commitments.

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2019 and December 31, 2018, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at September 30, 2019:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$3,534	$3,304	$230	$—	$—
Unused portion of lines of credit	36,051	8,640	8,725	2,662	16,024
Undisbursed portion of construction loans	88,106	50,173	37,933	—	—
Total commitments	$127,691	$62,117	$46,888	$2,662	$16,024

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

As of September 30, 2019, the Bank had ten operating leases with remaining terms of 11 months to 6 years which carry minimum lease payments of $52,000 per month. All ten leases offer extension periods, and include a new leased branch in Kent, Washington, which opened in the first quarter of 2019, as well as a new lease secured for a branch office expected to open in the fourth quarter of 2019 in Kirkland, Washington.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At September 30, 2019, stockholders’ equity totaled $155.1 million, or 11.9% of total assets. Our book value per share of common stock was $15.06 at September 30, 2019, compared to $14.35 at December 31, 2018. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of September 30, 2019, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory capital guidelines of the FDIC. Effective September 30, 2018, the Company is no longer required to file consolidated capital ratios as part of the Federal Reserve Bank’s regulatory filings. The following table provides the Bank’s capital requirements and actual results.

	At September 30, 2019
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)	$133,458	10.13%	$52,724	4.00%	$65,904	5.00%
Common equity tier I ("CET1") (to risk- weighted assets)	133,458	13.14	45,702	4.50	66,015	6.50
Tier I risk-based capital (to risk-weighted assets)	133,458	13.14	60,937	6.00	81,249	8.00
Total risk-based capital (to risk-weighted assets)	146,164	14.39	81,249	8.00	101,561	10.00

In addition to the minimum CET1, Tier I total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At September 30, 2019, the Bank’s capital conservation buffer was 6.39%.

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
•we utilize brokered certificates of deposit with a call option as a funding source; and
•we have utilized interest rate swaps to effectively fix the rate on certain FHLB advances.

We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower our cost of borrowing while taking into account variable interest rate risk. We are using interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At September 30, 2019, pursuant to the interest rate swap agreement the Bank held a $50.0 million notional pay fixed, receive floating interest rate swap agreement with an effective rate of 1.34%, and a $15.0 million notional pay fixed, receive floating interest rate swap agreement with an effective rate of 1.44%. On both of these interest rate swap agreements, the Bank pays a fixed rate for five years and in turn, receives an interest payment based on the LIBOR index that resets on the same cycle as the hedged FHLB advance. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may utilize them for interest rate risk management in the future.

Interest rate contracts, however, may expose us to the risk of loss associated with variations in the spread between the interest rate contract and the hedged item. In addition, these contracts carry volatility risk that the expected uncertainty relating to the price of the underlying asset differs from what is anticipated. If any interest rate swap we enter into proves ineffective, it could result in volatility in our operating results, including potential losses, which could have a material adverse effect on our results of operations and cash flows.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third party consultant with nearly 40 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of the market value of our assets and liabilities to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust in conjunction with market rates. Approximately 54.1% of our total loans were adjustable-rate loans at September 30, 2019. At that date, $332.9 million, or 56.1% of these loans were at their floor, with a weighted-average interest rate of 4.78%.

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

Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100 basis points. A decline by 200 or 300 basis points were not reported as the current targeted federal funds rate is between 1.75% and 2.00%.

The following table illustrates the estimated change in our net interest income over the next 12 months from September 30, 2019, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at September 30, 2019
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$36,786	(1.51)%
+200	36,946	(1.08)
+100	37,122	(0.61)
Base	37,351	—
(100)	38,009	1.76

The following table illustrates the change in our net portfolio value (“NPV”) at September 30, 2019, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$107,447	$(32,102)	(23.00)%	8.86%	(2.46)%	$1,213,151
+200	118,351	(21,198)	(15.19)	9.53	(1.63)	1,242,299
+100	130,651	(8,898)	(6.38)	10.26	(0.68)	1,273,822
Base	139,549	—	—	10.71	—	1,302,695
(100)	144,353	4,804	3.44	10.87	0.37	1,327,872
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

At September 30, 2019, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended September 30, 2019, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended September 30, 2019, under the repurchase plan effective July 30, 2019 through December 17, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
July 1 - July 31, 2019	—	$—	—	520,000
August 1 - August 31, 2019	61,652	14.06	61,652	458,348
September 1 - September 30, 2019	26,200	14.01	26,200	432,148
	87,852	14.05	87,852	432,148

On July 25, 2019, the Board of Directors authorized the repurchase of up to 520,000 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares. The plan allowed for the repurchase from July 30, 2019 through December 17, 2019, on the open market or in privately negotiated transactions, in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. At September 30, 2019, the Company had repurchased 87,852 shares authorized for repurchase at an average price of $14.05 per share.

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
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 on June 6, 2007 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 26, 2019.

(3)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 5, 2013.

(4)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.

(5)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 11, 2017.

(6)	Filed as Appendix A to First Financial Northwest’s definitive proxy statement dated April 15, 2008.

(7)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated June 15, 2016.

(8)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated July 1, 2008.

(9)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for March 31, 2018 filed on May 8, 2018.

(10)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-8 on June 15, 2016 (333-212029)

(11)	Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for September 30, 2018 filed November 7, 2018.

(12)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2018.

(13)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 3, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: November 8, 2019	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2019	By:	/s/ Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2019	By:	/s/ Christine A. Huestis
Christine A. Huestis
Vice President and Controller (Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.