Form 10-K
period 2019-12-31
First Financial Northwest, Inc.
filed 2020-03-12
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Large accelerated filer _____	Accelerated filer X	Non-accelerated filer _____
Smaller reporting company X	Emerging growth company _____
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES          NO    X

The aggregate market value of the Common Stock outstanding held by nonaffiliates of the Registrant based on the closing sales price of the Registrant’s Common Stock as quoted on The Nasdaq Stock Market LLC on June 30, 2019, was $128,570,975 (9,086,288 shares at $14.15 per share). For purposes of this calculation, common stock held only by executive officers, the employee stock ownership plan and directors of the Registrant is considered to be held by affiliates. As of March 11, 2020, the Registrant had 10,196,611 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of Registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (Part III).

FIRST FINANCIAL NORTHWEST, INC.
2019 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements
Certain matters discussed in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco (“FRB”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement a branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services, including the potential effects of coronavirus on international trade (including supply chains and export levels), and other risks detailed in this Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”). Any of the forward-looking statements that we make in this Form 10-K and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward‑looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward‑looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.
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

PART I

Item 1.  Business

General

First Financial Northwest, Inc. (“First Financial Northwest” or the “Company”), a Washington corporation, was formed on June 1, 2007, for the purpose of becoming the holding company for First Financial Northwest Bank (“the Bank”) in connection with the Bank’s conversion from a mutual holding company structure to a stock holding company structure which was completed on October 9, 2007. At December 31, 2019, the Company had total assets of $1.3 billion, net loans of $1.1 billion, deposits of $1.0 billion and stockholders’ equity of $156.3 million. First Financial Northwest’s business activities generally are limited to passive investment activities and oversight of its investment in First Financial Northwest Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to First Financial Northwest Bank.

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

In February 2016, First Financial Northwest Bank converted its charter from a community-based savings bank to a commercial bank as a way of better serving its customer needs. The Bank’s largest concentration of customers is in King County, with additional concentrations in Snohomish, Pierce, and Kitsap counties, Washington. The Bank is headquartered in Renton, in King County, where it has a full-service branch as well as a smaller branch located in a commercial development known as “The Landing”. The Bank has additional smaller branches in King County located in Bellevue, Woodinville, Bothell, Kent and Kirkland. In Snohomish County, Washington, the Bank has five additional smaller branches located in Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. In addition, the Bank opened a branch in University Place, in Pierce County, Washington, in March 2020. These smaller branches are focused on efficiency through the extensive use of the latest banking technology. First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

The principal executive office of First Financial Northwest is located at 201 Wells Avenue South, Renton, Washington, 98057; our telephone number is (425) 255-4400.

Market Area

We consider our primary market area to be the Puget Sound Region that consists primarily of King, Snohomish and, to a lesser extent, Pierce and Kitsap counties. During 2019, the Region experienced slowing appreciation in residential real estate prices compared to the increases experienced in 2018. Price appreciation was strongest in areas with lower median home prices. Price appreciation in more expensive areas of King County such as Seattle and Bellevue have slowed due primarily to affordability issues. Home prices in Snohomish, Pierce and Kitsap counties have continued to experience price appreciation higher than the national average. Lower mortgage rates helped stimulate demand in the fourth quarter of 2019 with sales up over last year and a decline in housing inventory at the end of the year. The number of homes listed for sale in King County, Pierce, Snohomish and Kitsap counties at the end of 2019 have all declined over 30% compared to December 2018 and there was less than one month of inventory available at December 31, 2019.

King County has the largest population of any county in the state of Washington and covers approximately 2,100 square miles. It has a population of approximately 2.23 million residents and a median household income of approximately $89,400, according to U.S. Census estimates. King County has a diversified economic base with many nationally recognized firms including the Boeing Company (“Boeing”), Microsoft, Amazon, Starbucks, Nordstrom, Costco and Paccar. According to the Washington State Employment Security Department, the unemployment rate for King County was 2.1% at December 31, 2019, compared to 3.3% at December 31, 2018, and the national average of 3.5% at December 31, 2019. The median sales price of a residential home in King County for December 2019 was $615,000, an increase of 3.0% from 2018, according to the Northwest Multiple Listing Service ("MLS"). Residential sales volumes increased 2.1% in 2019 compared to 2018 and inventory levels as of December 31, 2019 were at 0.9 months according to the MLS.

Pierce County, covering approximately 1,700 square miles, has the second largest population of any county in the state of Washington. It has approximately 891,000 residents and a median household income of approximately $67,900, according to U.S. Census estimates. The Pierce County economy is diversified with the presence of military-related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace-related employment (Boeing). According to the Washington State Employment Security Department, the unemployment rate for Pierce County was 4.8% in December 2019, compared to 5.3% at year-end 2018. The median sales price of a residential home in Pierce County was $369,000 for December 2019, an 8.6% increase compared to 2018, according to the MLS. Residential sales volumes declined by 4.4% in 2019 compared to 2018 and inventory levels as of December 31, 2019 were at 0.9 months according to the MLS.

Snohomish County has the third largest population of any county in the state of Washington and covers approximately 2,100 square miles. It has approximately 815,000 residents and a median household income of approximately $82,800, according to U.S. Census estimates. The economy of Snohomish County is diversified with the presence of military-related government employment (Naval Station Everett), aerospace-related employment (Boeing), and retail trade. According to the Washington State Employment Security Department, the unemployment rate for Snohomish County was 2.4% in December 2019 compared to 3.6% in December 2018. The median sales price of a residential home in Snohomish County was $495,900 for December 2019, an 8.8% increase compared to December 2018, according to the MLS. Residential sales volumes rose by 2.1% in 2019 compared to 2018 and inventory levels as of December 31, 2018 were at 0.9 months according to the MLS.

Kitsap County has the seventh largest population of any county in the state of Washington and covers approximately 400 square miles. It has approximately 270,000 residents and a median household income of approximately $71,600, according to U.S. Census estimates. The Kitsap County economy is diversified with the presence of military-related government employment (Naval Base Kitsap, Puget Sound Naval Shipyard), health care, retail trade and education. According to the Washington State Employment Security Department, the unemployment rate for Kitsap County was 4.1% in December 2019, compared to 4.9% for December of 2018. The median sales price of a residential home was $385,000 for December 2019 an increase of 12.2% over December of 2018, according to the MLS. Residential sales volumes declined by 3.4% in 2019 compared to 2018 and inventory levels as of December 31, 2019 were at 0.8 months according to the MLS.

For a discussion regarding competition in our primary market area, see “- Competition” later in Item 1 of this report.

Lending Activities

General. We focus our lending activities primarily on loans secured by commercial real estate, construction/land, first mortgages on one-to-four family residences, multifamily, and business lending. We offer a variety of secured consumer loans, including savings account loans, auto loans and home equity loans that include lines of credit and second mortgage term loans. As of December 31, 2019, our net loan portfolio totaled $1.1 billion and represented 82.6% of our total assets.

Our current loan policy generally limits the maximum amount of loans we can make to one borrower to 15% of the Bank’s total risk-based capital, or $22.2 million at December 31, 2019. Exceptions to this policy are allowed only with the prior approval of the Board of Directors and if the borrower exhibits financial strength or sufficient, measurable compensating factors exist after consideration of the loan-to-value ratio, borrower’s financial condition, net worth, credit history, earnings capacity, installment obligations, and current payment history. The regulatory limit of loans we can make to one borrower is 20% of total risk-based capital, or $29.6 million, at December 31, 2019. At this date, our single largest lending relationship, totaled $21.5 million.

During 2019, the concentration of loans to our five largest lending relationships increased. At December 31, 2019, loans to our five largest lending relationships totaled $86.9 million compared to $79.9 million at December 31, 2018, an increase of $7.0 million, or 8.8%. While the total of these relationships increased during 2019, their percentage of total loans, net of loans in process (“LIP”) remained at 7.7% at December 31, 2019, and 2018. The total number of loans comprising these relationships decreased slightly to 16 at December 31, 2019 from 19 at December 31, 2018. The following table details the types of loans to our five largest lending relationships at December 31, 2019.

Borrower (1)	Number of Loans	One-to-Four Family Residential(2)	Multifamily	Commercial Real Estate(2)	Aggregate Balance of Loans
	(Dollars in thousands)
Real estate investor	5	$—	$8,448	$13,018	$21,466
Real estate investor	6	432	—	19,285	19,717
Real estate investor	2	—	—	18,707	18,707
Real estate investor	1	—	—	14,000	14,000
Real estate investor	2	—	—	13,022	13,022
Total	16	$432	$8,448	$78,032	$86,912
________
(1) The composition of borrowers represented in the table may change between periods.
(2) The one-to-four family residential loans for these borrowers are all owner occupied. The commercial real estate loans are for non-owner occupied, income producing properties.

The composition of loans to our five largest borrowers has changed at December 31, 2019, as compared to December 31, 2018, with an increase in commercial real estate loans of $35.0 million. Partially offsetting this increase, total multifamily loans decreased by $5.2 million and construction/land development loans and business loans decreased by $12.5 million and $9.8 million, respectively, to none. At December 31, 2019, all of the borrowers listed in the table above were in compliance with the original repayment terms of their respective loans.

Loan Portfolio Analysis. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One-to-four family residential:
Permanent owner occupied	$210,898	18.8%	$194,141	18.7%	$148,304	14.8%	$137,834	16.6%	$147,229	21.1%
Permanent non-owner occupied	161,630	14.4	147,825	14.3	130,351	13.0	111,601	13.5	106,543	15.3
	372,528	33.2	341,966	33.0	278,655	27.8	249,435	30.1	253,772	36.4

Multifamily real estate	172,915	15.4	169,355	16.3	184,902	18.5	123,250	14.9	122,747	17.6

Commercial real estate	395,152	35.2	373,798	36.0	361,299	36.0	303,694	36.7	244,211	35.0

Construction/land: (1)
One-to-four family residential	44,491	4.0	51,747	5.0	40,522	4.0	34,909	4.2	20,142	2.9
Multifamily	40,954	3.6	40,502	3.9	66,210	6.6	72,030	8.7	26,524	3.8
Commercial real estate	19,550	1.7	9,976	1.0	2,481	0.3	—	—	—	—
Land	8,670	0.8	6,629	0.6	36,405	3.6	29,983	3.6	15,437	2.2
	113,665	10.1	108,854	10.5	145,618	14.5	136,922	16.5	62,103	8.9
Business	37,779	3.4	30,486	3.0	23,087	2.3	7,938	1.0	7,604	1.1
Consumer	30,199	2.7	12,970	1.2	9,133	0.9	6,922	0.8	6,979	1.0
Total loans	1,122,238	100.0%	1,037,429	100.0%	1,002,694	100.0%	828,161	100.0%	697,416	100.0%
Less:
Deferred loan fees, net	558		1,178		1,150		2,167		2,881
Allowance for loan and lease losses (“ALLL”)	13,218		13,347		12,882		10,951		9,463
Loans receivable, net	$1,108,462		$1,022,904		$988,662		$815,043		$685,072

_____________
(1) Included in the construction/land category are “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans. At December 31, 2019, we included rollover loans of $3.5 million of one-to-four family residential loans, $38.6 million of multifamily loans and $18.3 million of commercial real estate loans in the construction/land category. In addition, the construction/land category included $8.7 million of loans for raw land or buildable lots where the Company does not intend to finance the construction.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
FIXED-RATE LOANS	(Dollars in thousands)
Real estate:
One-to-four family residential	$184,174	16.4%	$185,755	18.0%	$177,086	17.7%	$169,523	20.5%	$172,951	24.8%
Multifamily	54,762	4.9	68,737	6.6	77,824	7.8	72,593	8.7	82,767	11.9
Commercial real estate	185,503	16.5	179,838	17.3	208,899	20.8	211,054	25.5	199,101	28.5
Construction/land	32,880	2.9	22,552	2.2	29,516	2.9	28,287	3.4	3,857	0.6
Total real estate	457,319	40.7	456,882	44.1	493,325	49.2	481,457	58.1	458,676	65.8
Business	18,787	1.7	13,760	1.3	9,097	0.9	640	0.1	243	—
Consumer	19,422	1.7	1,018	0.1	136	—	432	0.1	558	0.1
Total fixed-rate loans	495,528	44.1	471,660	45.5	502,558	50.1	482,529	58.3	459,477	65.9

ADJUSTABLE-RATE LOANS
Real estate:
One-to-four family residential	188,354	16.8	156,211	15.1	101,569	10.1	79,912	9.6	80,821	11.6
Multifamily	118,153	10.5	100,618	9.7	107,078	10.7	50,657	6.1	39,980	5.7
Commercial real estate	209,649	18.7	193,960	18.7	152,400	15.2	92,640	11.2	45,110	6.5
Construction/land	80,785	7.2	86,302	8.3	116,102	11.6	108,635	13.1	58,246	8.4
Total real estate	596,941	53.2	537,091	51.8	477,149	47.6	331,844	40.0	224,157	32.2
Business	18,992	1.7	16,726	1.5	13,990	1.4	7,298	0.9	7,361	1.1
Consumer	10,777	1.0	11,952	1.2	8,997	0.9	6,490	0.8	6,421	0.8
Total adjustable-rate loans	626,710	55.9	565,769	54.5	500,136	49.9	345,632	41.7	237,939	34.1
Total loans	1,122,238	100.0%	1,037,429	100.0%	1,002,694	100.0%	828,161	100.0%	697,416	100.0%
Less:
Deferred loan fees, net	558		1,178		1,150		2,167		2,881
ALLL	13,218		13,347		12,882		10,951		9,463
Loans receivable, net	$1,108,462		$1,022,904		$988,662		$815,043		$685,072

Geographic Distribution of our Loans. The following table shows the geographic distribution of our loan portfolio in dollar amounts and percentages at December 31, 2019.

	Puget Sound Region (1)		Other Washington Counties		Total in Washington State		All Other States (2)		Total
	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category	Amount	% of Total in Category
Real estate:	(Dollars in thousands)
One-to-four family residential	$359,384	96.5%	$9,770	2.6%	$369,154	99.1%	$3,374	0.9%	$372,528	100.0%
Multifamily	111,588	64.6	24,457	14.1	136,045	78.7	36,870	21.3	172,915	100.0%
Commercial	264,125	66.8	47,683	12.1	311,808	78.9	83,344	21.1	395,152	100.0%
Construction/land	112,055	98.6	1,610	1.4	113,665	100.0	—	—	113,665	100.0%
Total real estate	847,152	80.4	83,520	7.9	930,672	88.3	123,588	11.7	1,054,260	100.0%
Business	18,038	47.7	1,248	3.3	19,286	51.0	18,493	49.0	37,779	100.0%
Consumer	11,650	38.5	414	1.4	12,064	39.9	18,135	60.1	30,199	100.0%
Total Loans	$876,840	78.1%	$85,182	7.6%	$962,022	85.7%	$160,216	14.3%	$1,122,238	100.0%
____________
(1) Includes King, Snohomish, Pierce and Kitsap counties.
(2) Includes loans in California, Utah, Oregon, Georgia, and 36 other states.

One-to-Four Family Residential Lending. As of December 31, 2019, $372.5 million, or 33.2% of our total loan portfolio consisted of loans secured by one-to-four family residences.

First Financial Northwest Bank is a traditional portfolio lender when it comes to financing residential home loans. In 2019, we originated $91.8 million and purchased $653,000 in one-to-four family residential loans. At December 31, 2019, $210.9 million, or 56.6% of our one-to-four family residential portfolio consisted of owner occupied loans with the remaining $161.6 million, or 43.4% consisting of non-owner occupied loans. In addition, at December 31, 2019, $184.2 million, or 49.4% of our one-to-four family residential loan portfolio consisted of fixed-rate loans. Substantially all of our one-to-four family residential loans require monthly principal and interest payments.

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

Loans secured by rental properties represent potentially higher risk and, as a result, we adhere to more stringent underwriting guidelines. Of primary concern in non-owner occupied real estate lending is the consistency of rental income of the property. Payments on loans secured by rental properties depend primarily on the tenants’ continuing ability to pay rent to the property owner, the character of the borrower or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, successful operation and management of non-owner occupied properties, including property maintenance standards, may affect repayment. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We request that borrowers and loan guarantors, if any, provide annual financial statements, a budget factoring in a rental income cash flow analysis of the borrower as well as the net operating income of the property, information concerning the borrower’s expertise, credit history and profitability, and the value of the underlying property. These loans are generally secured by a first mortgage on the underlying collateral property along with an assignment of rents and leases. If the borrower has multiple rental property loans with us, the loans are typically not cross‑collateralized. At December 31, 2019, a $95,000 one-to-four family residential loan was in nonaccrual status and was performing in accordance with its repayment terms at that date.

Multifamily and Commercial Real Estate Lending. As of December 31, 2019, $172.9 million, or 15.4% of our total loan portfolio was secured by multifamily and $395.2 million, or 35.2% of our loan portfolio was secured by commercial real estate properties. Our commercial real estate loans are typically secured by office and medical buildings, retail shopping centers, hotels, mini-storage facilities, industrial use buildings and warehouses. Commercial real estate and multifamily loans are subject to similar underwriting standards and processes. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.

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

The following table presents a breakdown of our multifamily and commercial real estate loan portfolio at December 31, 2019, and 2018:

	December 31, 2019		December 31, 2018
	Amount	% of Total in Portfolio	Amount	% of Total in Portfolio
	(Dollars in thousands)
Multifamily real estate:
Multifamily, general	$159,106	92.0%	$155,279	91.7%
Micro-unit apartments	13,809	8.0	14,076	8.3
Total multifamily	$172,915	100.0%	$169,355	100.0%

Commercial real estate:
Office	$100,744	25.5%	$100,495	26.9%
Retail	133,094	33.7	131,222	35.1
Storage	37,190	9.4	32,462	8.7
Hotel	42,971	10.9	28,035	7.5
Warehouse	17,595	4.4	25,398	6.8
Nursing home	11,831	3.0	16,315	4.4
Mobile home park	26,099	6.6	16,003	4.3
Other non-residential	25,628	6.5	23,868	6.3
Total non-residential	$395,152	100.0%	$373,798	100.0%

The average loan size in our multifamily and commercial real estate loan portfolios was $1.0 million and $2.0 million, respectively, as of December 31, 2019. At this date, $61.3 million, or 35.5%, of our multifamily loans and $131.0 million, or 33.2%, of our commercial real estate loans were located outside of our primary market area. We currently target individual multifamily, and commercial real estate loans between $1.0 million and $5.0 million. The largest multifamily loan as of December 31, 2019, was a 105-unit apartment complex with a net outstanding principal balance of $9.7 million located in King County, Washington. As of December 31, 2019, the largest commercial real estate loan had a net outstanding balance of $14.0 million and was secured by a hotel located in King County, Washington. Both of these loans were performing according to their respective loan repayment terms as of December 31, 2019.

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

If we foreclose on a multifamily or commercial real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loan foreclosures because there are fewer potential purchasers of the collateral. Our multifamily and commercial real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectability of our multifamily or commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred in our one-to-four family residential or consumer loan portfolios. At December 31, 2019, there were no multifamily or commercial real estate loans past due 90 days or more, or in nonaccrual status. In addition, there were no multifamily or commercial real estate loans charged-off during the years ended December 31, 2019, 2018, and 2017.

Construction/Land Loans. We originate construction/land loans primarily to residential builders for the construction of single-family residences, condominiums, townhouses, multifamily properties and residential developments located in our market area. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes or lines of credit secured by land, and land development loans. Construction/land loans to builders generally require the borrower to have an existing relationship with the Bank and a proven record of successful projects. At December 31, 2019, our total construction/land loans increased to $113.7 million, or 10.1% of our total loan portfolio, from $108.9 million, or 10.5% of our total loans, at December 31, 2018. The Company’s strategic plan projects continued growth in construction loan origination activity in 2020 in support of our overall loan growth. The Bank’s lending policy sets forth the guideline that the balance of our net acquisition, development, and construction loans and deferred fees and costs, not exceed 100% of the Bank’s risk-based capital. The Bank was in compliance with this policy at December 31, 2019, with a balance equal to 81.9% of the Bank’s risk-based capital. Management intends to maintain levels near this guideline, however the uncertainty of the timing associated with construction loan draws occasionally results in the actual concentration exceeding the guideline. There were no construction/land loans classified as nonaccrual at either December 31, 2019 or 2018. There were no construction/land loan charge-offs during the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019, the LIP balance on construction/land loans was $89.6 million.

Following is the composition of our total construction/land loan portfolio, which excludes LIP, at the dates indicated. All of the loans represented were performing:

	December 31,
	2019	2018
	(In thousands)
Construction speculative:
One-to-four family residential	$40,993	$51,145
Multifamily	2,394	15,285
Commercial real estate	1,227	—
Total construction speculative	44,614	66,430
Construction permanent: (1)
One-to-four family residential	3,498	602
Multifamily	38,560	25,217
Commercial real estate	18,323	9,976
Total construction permanent	60,381	35,795
Land:
Land development	—	389
Land non-development	8,670	6,240
Total land	8,670	6,629
Total construction/land loans	$113,665	$108,854
_____________
(1) Includes loans where the builder does not intend to sell the property after the construction phase is completed.

The following table includes construction/land loans by county at December 31, 2019:

County	Loan Balance	Percent of Construction/Land Loan Balance
	(Dollars in thousands)
King	$102,347	90.0%
Snohomish	1,135	1.0
Pierce	6,324	5.6
Kitsap	2,249	2.0
All other	1,610	1.4
Total	$113,665	100.0%

Loans to finance the construction of single-family homes, subdivisions and land loans are generally offered to builders in our primary market areas. Loans that are termed “speculative” are those where the builder does not have, at the time of loan origination, a signed contract with a buyer for the home or lot who has a commitment for permanent financing with either us or another lender. The buyer may be identified either during or after the construction period, with the risk that the builder may have to fund the debt service on the speculative loan along with real estate taxes and other carrying costs for the project for a significant period of time after completion of the project until a buyer is identified. The maximum loan-to-value ratio applicable to these loans is generally 100% of the actual cost of construction, provided that the loan-to-completed value does not exceed 80%, with approval required from the Chief Credit Officer (“CCO”) for loan-to-value ratios over 80%. In addition, a minimum of 20% verified equity is generally also required. Verified equity refers to cash equity invested in the project. Development plans are required from builders prior to committing to the loan. We require that builders maintain adequate title insurance and other appropriate insurance coverage, and, if applicable, appropriate environmental data report(s) that the land is free of hazardous or toxic waste. While maturity dates for residential construction loans are largely a function of the estimated construction period of the project and typically do not exceed one year, land loans generally are for 12 to 18 months. Substantially all of our residential construction loans have adjustable-rates of interest based on The Wall Street Journal prime rate. During the term of construction, the accumulated interest on the loan is either added to the principal of the loan through an interest reserve or billed monthly. At December 31, 2019, the LIP balance on construction/land loans included $5.4 million set aside for interest reserves. When these loans exhaust their original reserves set up at origination, no additional reserves are permitted unless the loan is re-analyzed and it is determined that the additional reserves are appropriate, based on the updated analysis. Construction loan proceeds are disbursed periodically as construction progresses and as inspections by our approved inspectors warrant. At December 31, 2019, our three largest construction/land loans consisted of a $12.5 million commercial real estate construction/land loan, an $8.4 million multifamily construction loan, and a $6.4 million multifamily construction loan. All three loans will rollover to a permanent loan at the completion of the construction period and all three properties are located in King County.

Our residential construction loans to borrowers for one-to-four family, non-owner occupied residences typically are structured to be converted to fixed-rate permanent loans at the end of the construction phase with one closing for both the construction loan and the permanent financing. Prior to making a commitment to fund a construction loan, we require an appraisal of the post‑construction value of the project by an independent appraiser. During the construction phase, which typically lasts 12 to 18 months, an approved inspector or designated Bank employee makes periodic inspections of the construction site to certify construction has reached the stated percentage of completion. Typically, disbursements are made in monthly draws and interest-only payments are required. These loans are converted to fixed-rate permanent loans at the end of the construction phase. At December 31, 2019, there was a $3.5 million non-owner occupied construction loan that will rollover to a permanent non-owner occupied one‑to‑four family residential loan in 2020.

We also make construction loans for commercial development projects. The projects include multifamily, retail, office/warehouse, hotels and office buildings. These loans typically have an interest-only payment phase during construction and generally convert to permanent financing when construction is complete. Disbursement of funds is at our sole discretion and is based on the progress of construction. The Bank uses an independent third party or Bank employee to conduct monthly inspections to certify that construction has reached the stated percentage of completion and that previous disbursements are reflected in the degree of work performed to date. Generally, the maximum loan-to-value ratio applicable to these loans is 90% of the actual cost of construction or 80% of the prospective value at completion. At December 31, 2019, $56.9 million of multifamily and commercial real estate construction loans will rollover to permanent loans with the Bank at the end of their construction period.

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

Business Lending. Business loans totaled $37.8 million, or 3.4% of the loan portfolio at December 31, 2019. Business loans are generally secured by business equipment, accounts receivable, inventory or other property. Loan terms typically vary from one to five years. The interest rates on such loans are either fixed-rate or adjustable-rate. The interest rates for the adjustable‑rate loans are indexed to the prime rate published in The Wall Street Journal plus a margin. Our business lending policy includes credit file documentation and requires analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral, as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of our credit analysis. We generally obtain personal guarantees on our business loans. The largest business loan had an outstanding balance of $11.2 million at December 31, 2019 and was performing according to its repayment terms. At December 31, 2019, we did not have any business loans delinquent in excess of 90 days or in nonaccrual status.

At December 31, 2019, the Bank’s aircraft loan portfolio had an outstanding balance of $14.0 million, or 37.1% of total business loans. These loans are collateralized by new or used, single‑engine piston aircraft to light jets for business or personal use. Our aircraft loans will generally range in size from $250,000 to $3.0 million with the primary focus of our underwriting guidelines on the asset value of the collateral rather than the ability of the borrower to repay the loan. The average loan size in our aircraft loan portfolio was $667,000 and the largest loan was $2.8 million at December 31, 2019. For additional information regarding these loans, see Item 1A. Risk Factors- “We engage in aircraft and classic car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. If any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.”

During 2019, the Company began originating Small Business Administration (“SBA”) loans. These loans are partially guaranteed by the SBA. At December 31, 2019, the balance of SBA loans was $362,000, of which $271,000 is guaranteed by the SBA. At that date, the loans were not held for sale. However, the Company may elect to sell off the guaranteed portion of these loans in the future.

Repayments of business loans are often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Our business loans, other than aircraft loans, are originated primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing business loans may depreciate over time, may be difficult to appraise, or may fluctuate in value based on the success of the business.

Consumer Lending. We offer a limited variety of consumer loans to our customers, consisting primarily of home equity loans and savings account loans. Generally, consumer loans have shorter terms to maturity and higher interest rates than one‑to‑four family residential loans. Consumer loans are offered with both fixed and adjustable interest rates and with varying terms. At December 31, 2019, consumer loans were $30.2 million, or 2.7% of the total loan portfolio.

At December 31, 2019, the largest component of the consumer loan portfolio consisted of purchased indirect consumer loans to finance classic and collectible cars with a balance of $18.5 million, or 61.1% of the total consumer loan portfolio. The Bank will lend up to 90% of the estimated value of the car. These fixed rate loans typically have maturity periods of five to twelve years. The Bank intends to grow this portfolio of loans up to an internal limit of $40.0 million. Included in these loans are classic cars, defined as a vehicle in excess of 25 years old, and collectible cars, with a retail price in excess of $150,000. At December 31, 2019, our largest car loan was $486,000 and the average loan was $78,000. For additional information regarding these loans see Item 1A. Risk Factors- “We engage in aircraft and classic or collectible car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. If any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.”

At December 31, 2019, home equity loans, primarily home equity lines of credit totaled $10.6 million, or 35.2% of the total consumer loan portfolio. The home equity lines of credit include $2.4 million of equity lines of credit in first lien position and $8.2 million of second liens on residential properties. At December 31, 2019, unfunded commitments on our home equity lines of credit totaled $15.4 million. Home equity loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses. At origination, the loan-to-value ratio is generally 90% or less, when taking into account both the balance of the home equity loans and the first mortgage loan. Home equity loans are originated on a fixed-rate or adjustable-rate basis. The interest rate for the adjustable-rate second lien loans is indexed to the prime rate published in The Wall Street Journal and may include a margin. Home equity loans generally have a 10 to 30- year term, with a 10- year draw period, and either convert to principal and interest payments with no further draws or require a balloon payment due at maturity.

Consumer loans entail greater risk than one-to-four family residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Home equity lines of credit have greater credit risk than one-to-four family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property that we may or may not hold in our portfolio. We do not have private mortgage insurance coverage on these loans. Classic car loans have greater risk than other consumer loans primarily due to their high value which may fluctuate significantly. Adjustable-rate loans may experience a higher rate of default in a rising interest rate environment due to the increase in payment amounts when interest rates reset higher. If current economic conditions deteriorate for our borrowers and their home prices fall, we may also experience higher credit losses from this loan portfolio. For our home equity loans that are in a second lien position, it is unlikely that we will be successful in recovering our entire loan principal outstanding in the event of a default. At December 31, 2019, no consumer loans were in nonaccrual status or delinquent more than 30 days. During the years ended December 31, 2019, 2018, and 2017, there were no consumer loans charged-off.

Loan Maturity and Repricing. The following table sets forth certain information at December 31, 2019, regarding the amount of total loans in our portfolio based on their contractual terms to maturity, not including prepayments.

	Within One Year	After One Year Through Three Years	After Three Years Through Five Years	After Five Years Through Ten Years	Beyond Ten Years	Total
	(In thousands)
Real estate:
One-to-four family residential	$16,811	$6,397	$2,135	$10,009	$337,176	$372,528
Multifamily	20,299	15,903	19,628	62,186	54,899	172,915
Commercial	28,625	36,097	68,121	218,304	44,005	395,152
Construction/land	46,633	21,005	14,132	14,262	17,633	113,665
Total real estate	112,368	79,402	104,016	304,761	453,713	1,054,260
Business	18,341	7,379	7,148	4,911	—	37,779
Consumer	1,004	25	350	6,501	22,319	30,199
Total	$131,713	$86,806	$111,514	$316,173	$476,032	$1,122,238

The following table sets forth the amount of total loans due after December 31, 2020, with fixed or adjustable interest rates.

	Fixed-Rate	Adjustable-Rate	Total
	(In thousands)
Real estate:
One-to-four family residential	$180,423	$175,294	$355,717
Multifamily	43,660	108,956	152,616
Commercial	174,326	192,201	366,527
Construction/land	30,880	36,152	67,032
Total real estate	429,289	512,603	941,892
Business	17,788	1,650	19,438
Consumer	18,454	10,741	29,195
Total	$465,531	$524,994	$990,525

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

Lending Authority. The Directors’ Loan Committee consists of at least three members of the Board of Directors. The Directors’ Loan Committee recommends for approval by the Board of Directors exceptions to the aggregate loan limit to one borrower of 15% of total risk-based capital, or $22.2 million at December 31, 2019. The Board of Directors approves exceptions to such aggregate loan limit to one borrower up to 20% of total risk-based capital, or $29.6 million at December 31, 2019.

Officer Lending Authority. Individual signing authority has been delegated to two lending officers. Our Senior Credit Approval Officer (“SCAO”) has authority from the Board of Directors to approve loans and aggregate relationships up to and including $5.0 million. The Board of Directors has given our Chief Credit Officer (“CCO”) authority to approve credit to one borrower not to exceed our aggregate loan limit of 15% of total risk-based capital.

Loan Originations, Servicing, Purchases, Sales and Repayments. For the years ended December 31, 2019, 2018, and 2017, our total loan originations and purchases were $396.8 million, $370.8 million, and $430.7 million, respectively.

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

The following table shows total loans originated, purchased, repaid and other changes during the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Loan originations:
Real estate:
One-to-four family residential	$91,811	$119,946	$89,622
Multifamily	39,967	8,363	20,612
Commercial	74,283	47,332	49,524
Construction/land	109,989	118,237	138,591
Total real estate	316,050	293,878	298,349
Business	10,031	21,361	23,438
Consumer	24,325	14,524	9,379
Total loans originated	350,406	329,763	331,166
Loan purchases and participations:
One-to-four family residential	653	1,230	3,087
Multifamily	28	3,705	45,340
Commercial	17,408	21,546	46,802
Construction/land	8,727	4,582	1,100
Business	—	10,000	3,177
Consumer	19,553	—	—
Total loan purchases and participations (1)	46,369	41,063	99,506
Principal repayments	(308,849)	(342,136)	(235,667)
Charge-offs	—	—	—
Loans transferred to other real estate owned (“OREO”)	—	—	—
Change in LIP, net deferred fees, and ALLL	(2,368)	5,552	(21,386)
Net increase in loans	$85,558	$34,242	$173,619
_______________
(1) Includes $38.0 million, $19.9 million, and $76.2 million in loan purchases during 2019, 2018, and 2017, respectively.

Loan Origination and Other Fees. In some instances, we receive loan origination fees on real estate-related products. Loan fees generally represent a percentage of the principal amount of the loan and are paid by the borrower. The amount of fees charged to the borrower on one-to-four family residential loans and multifamily and commercial real estate loans can range from 0% to 2%. United States generally accepted accounting principles require that certain fees received, net of certain origination costs, be deferred and amortized over the contractual life of the loan. Net deferred fees or costs associated with loans that are prepaid or sold are recognized in income at the time of prepayment or sale. We had $558,000 and $1.2 million of net deferred loan fees at December 31, 2019, and 2018, respectively.

Loan purchases generally include a premium, which is deferred and amortized into interest income with net deferred fees over the contractual life of the loan. During 2019, total premiums of $1.4 million, or 2.9% of the purchased principal, were paid on purchased loans. In comparison, premiums of $630,000, or 3.2% of the purchased principal were paid on purchased loans during 2018.

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

Asset Quality

As of December 31, 2019, we had one owner occupied one-to-four family residential loan of $79,000 and one multifamily real estate loan of $2.1 million past due 30 days or more. These loans represented 0.19% of total loans. We generally assess late fees or penalty charges on delinquent loans of up to 5.0% of the monthly payment. The borrower is given up to a 15 day grace period from the due date to make the loan payment.

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

If the borrower is chronically delinquent and all reasonable means of obtaining payments have been exhausted, we will seek to foreclose on the collateral securing the loan according to the terms of the security instrument and applicable law. The following table shows our delinquent loans by the type of loan and the number of days delinquent at December 31, 2019:

	Loans Delinquent						Total
	30-59 Days		60-89 Days		90 Days and Greater		Delinquent Loans
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
One-to-four family residential	1	$79	—	$—	—	$—	1	$79
Multifamily	1	2,105	—	—	—	—	1	2,105
Total	2	$2,184	—	$—	—	$—	2	$2,184

Construction/land, commercial real estate, and multifamily loans generally have larger individual loan amounts that have a greater single impact on asset quality in the event of delinquency or default. We continue to monitor our loan portfolio and believe additions to nonperforming loans, charge-offs, provisions for loan losses, and/or OREO are possible in the future, particularly if the housing market and other economic conditions decline.

The following table sets forth information with respect to our nonperforming assets and troubled debt restructured loans (“TDRs”) for the periods indicated.

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis:
Real estate:
One-to-four family residential	$95	$382	$128	$798	$996
Commercial	—	326	—	—	—
Consumer	—	44	51	60	89
Total loans accounted for on a nonaccrual basis	95	752	179	858	1,085

Total nonperforming loans	95	752	179	858	1,085
OREO	454	483	483	2,331	3,663
Total nonperforming assets	$549	$1,235	$662	$3,189	$4,748

TDRs:
Nonaccrual (1)	$—	$—	$—	$174	$131
Performing	5,246	9,399	17,805	30,083	42,128
Total TDRs	$5,246	$9,399	$17,805	$30,257	$42,259
Nonperforming loans as a percent of total loans	0.01%	0.07%	0.02%	0.10%	0.16%
Nonperforming loans as a percent of total assets	0.01	0.06	0.01	0.08	0.11
Nonperforming assets as a percent of total assets	0.04	0.10	0.05	0.31	0.48
Total loans	$1,122,238	$1,037,429	$1,002,694	$828,161	$697,416
Foregone interest on nonaccrual loans	12	18	26	51	103
_______
(1) These loans are also included in the appropriate loan category above under the caption: “Loans accounted for on a nonaccrual basis.”

Nonperforming Loans. When a loan becomes 90 days past due, we generally place the loan on nonaccrual status unless the credit is well secured and in the process of collection. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem such as an impending foreclosure or bankruptcy or if the borrower is unable to meet their scheduled payment obligations. Our nonperforming loans decreased by $657,000, or 87.4%, at December 31, 2019, as compared to December 31, 2018, as a result of payoffs on these loans during 2019. During 2019, there were no charge offs to nonperforming loans.

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until it is sold. When the property is acquired, it is recorded at the lower of its cost or fair market value of the property, less selling costs. We had $454,000 and $483,000 of OREO at December 31, 2019, and 2018, respectively, comprised of undeveloped lots. During 2019, appraisals of our OREO properties resulted in a $29,000 write-down on the carrying value of this portfolio. Our special assets department’s primary focus is the prompt and effective management of our troubled, nonperforming assets, and expediting their disposition to minimize any potential losses. During 2019 and 2018, we did not foreclose or accept deeds-in-lieu of foreclosure on any loans. In the future, we may experience foreclosure, deed-in-lieu of foreclosure, and short sale activity while we work with our nonperforming loan customers to minimize our loss exposure.

Because of our structure, we believe we are able to make decisions regarding offers on OREO and the real estate underlying our nonperforming loans very quickly compared to larger institutions where decisions could take six to twelve months. This distinction has historically worked to our benefit in reducing our nonperforming assets and disposing of OREO.

Troubled Debt Restructured Loans. We account for certain loan modifications or restructurings as TDRs. In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. These loans are all considered to be impaired loans. At December 31, 2019, we had $5.2 million in TDRs as compared to $9.4 million at December 31, 2018.

The largest TDR relationship at December 31, 2019 was a $1.3 million commercial property located in King County. At December 31, 2019, there was no LIP in connection with our TDRs. For additional information regarding our TDRs, see Note 4 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The following table summarizes our total TDRs:

	December 31,
	2019	2018
	(In thousands)
Performing TDRs:
One-to-four family residential	$3,979	$6,941
Commercial real estate	1,267	2,415
Consumer	—	43
Total performing TDRs	5,246	9,399
Total TDRs	$5,246	$9,399

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

When we classify problem assets as either substandard or doubtful, we may establish a specific allowance in an amount we deem prudent. General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been specifically allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required to charge-off those assets in the period in which they are deemed uncollectible. Our determinations as to the classification of our assets and the amount of our valuation allowances are subject to review by the FDIC and the DFI that can order the establishment of additional loss allowances or the charge-off of specific loans against established loss reserves. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as special mention. At December 31, 2019, special mention loans totaled $15.7 million including a $12.5 million construction/land loan that was technically in default and classified as impaired. The Bank is closely monitoring the loan, however, it is well collateralized and the Bank does not expect to incur a loss. At December 31, 2019, the loan was current on its payments and was in compliance with the original loan terms.

In connection with the filing of periodic reports with the FDIC and in accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. The decrease in our classified loans during the year ended December 31, 2019 was a result of loan repayments as well as our efforts to work with our borrowers to bring their loans current when possible or restructure the loan when appropriate. During 2019, we continued our aggressive approach to reduce nonperforming assets and improve asset quality.

Classified loans consisting solely of substandard loans, were as follows at the dates indicated:

	December 31,
	2019	2018
	(In thousands)
One-to-four family residential	$629	$919
Commercial real estate	—	326
Consumer	—	44
Total classified loans	$629	$1,289

With the exception of these substandard loans, of which $95,000 were accounted for as nonaccrual loans at December 31, 2019, management is not aware of any loans as of December 31, 2019, where the known credit problems of the borrower would cause us to have serious doubts as to the ability of such borrowers to comply with their present loan repayment terms and which may result in the future inclusion of such loans in the nonperforming loan categories.

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

For the year ended December 31, 2019, we recorded a $300,000 recapture of provision for loan losses from our ALLL, as compared to a $4.0 million recapture of provision for loan losses for the year ended December 31, 2018. The recapture of provision for loan losses in 2019 was primarily a result of a single $12.5 million construction/land loan that was technically in default and classified as impaired, however, the Bank’s impairment analysis concluded that there were no anticipated losses from the loan, therefore funds previously allocated in the ALLL were recaptured. Partially offsetting the amount of the recapture was the ALLL increase required as a result of an $84.8 million increase in total loans receivable. The quality of our loan portfolio was stable in 2019, with decreases in TDRs and nonperforming loans, partially due to improved economic conditions as well as our efforts working with our borrowers to bring their loan payments current whenever possible. The ALLL was $13.2 million, or 1.18% of total loans at December 31, 2019, as compared to $13.3 million, or 1.29% at December 31, 2018. The level of the ALLL is based on estimates and the ultimate losses may vary from the estimates. Management reviews the adequacy of the ALLL on a quarterly basis.

A loan is considered impaired when, based on current information and events, it is probable we will be unable to collect the scheduled payments of principal or interest when due, according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, market conditions, rent rolls, and the borrower’s and guarantor’s, if any, financial strength. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including length of the delay, the reasons for the delay, the borrower’s prior payment record and the amounts of the shortfall in relation to the principal and interest owed. Loans are evaluated for impairment on a loan-by-loan basis. As of December 31, 2019 and 2018, impaired loans were $20.0 million and $10.1 million, respectively. The increase in 2019 was primarily due to the $12.5 million construction/land loan discussed above. At December 31, 2019, the loan was current on its payments, no longer in technical default, and considered to be well collateralized. There was $3.1 million committed to be advanced on this loan at that date.

The following table summarizes the distribution of the ALLL by loan category, at the dates indicated.

	December 31,
	2019			2018			2017			2016			2015
	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans	Loan Balance	Allowance by Loan Category	Percent of Loans to Total Loans
Real estate:	(Dollars in thousands)
One-to-four family
residential	$372,528	$3,034	33.2%	$341,966	$3,387	33.0%	$278,655	$2,837	27.8%	$249,435	$2,551	30.1%	$253,772	$3,028	36.4%
Multifamily	172,915	1,607	15.4	169,355	1,680	16.3	184,902	1,820	18.5	123,250	1,199	14.9	122,747	1,193	17.6
Commercial real estate	395,152	4,559	35.2	373,798	4,777	36.0	361,299	4,418	36.0	303,694	3,893	36.7	244,211	3,395	35.0
Construction/land	113,665	2,222	10.1	108,854	2,331	10.5	145,618	2,816	14.5	136,922	2,792	16.5	62,103	1,193	8.9
Total real estate	1,054,260	11,422	93.9	993,973	12,175	95.8	970,474	11,891	96.8	813,301	10,435	98.2	682,833	8,809	97.9
Business	37,779	1,140	3.4	30,486	936	3.0	23,087	694	2.3	7,938	237	1.0	7,604	229	1.1
Consumer	30,199	656	2.7	12,970	236	1.2	9,133	297	0.9	6,922	279	0.8	6,979	425	1.0
Total	$1,122,238	$13,218	100.0%	$1,037,429	$13,347	100.0%	$1,002,694	$12,882	100.0%	$828,161	$10,951	100.0%	$697,416	$9,463	100.0%

We believe that the ALLL as of December 31, 2019 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the ALLL are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the ALLL may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of the ALLL is subject to review by bank regulators as part of the routine examination process that may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The following table sets forth an analysis of our ALLL at the dates and for the periods indicated.

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
ALLL at beginning of period	$13,347	$12,882	$10,951	$9,463	$10,491
(Recapture of provision) provision for loan losses	(300)	(4,000)	(400)	1,300	(2,200)
Charge-offs:
One-to-four family residential	—	—	—	—	(27)
Multifamily	—	—	—	—	(281)
Consumer	—	—	—	(83)	(54)
Total charge-offs	—	—	—	(83)	(362)
Total recoveries	171	4,465	2,331	271	1,534
Net recoveries (charge-offs)	171	4,465	2,331	188	1,172
ALLL at end of period	$13,218	$13,347	$12,882	$10,951	$9,463

ALLL as a percent of total loans	1.18%	1.29%	1.28%	1.32%	1.36%
Net recoveries to average loans receivable	(0.02)	(0.45)	(0.27)	(0.02)	(0.18)
ALLL as a percent of nonperforming loans	13,913.68%	1,774.87%	7,196.65%	1,276.34%	872.17%

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

At December 31, 2019, our investment portfolio consisted principally of mortgage-backed securities, municipal bonds, U.S. government agency obligations, and corporate bonds. From time to time, investment levels may increase or decrease depending upon yields available on investment opportunities and management’s projected demand for funds for loan originations, net deposit flows, and other activities. At December 31, 2019, we did not hold securities of any single issuer (other than government-sponsored entities) that exceeded 10% of our shareholders’ equity. We currently do not have any investments held to maturity or for trading.

Other than our utilization of interest rate swaps, we do not currently participate in other hedging programs, stand-alone contracts for interest rate caps or floors or other activities involving the use of off-balance sheet derivative financial instruments, however, these options are evaluated on occasion. As of December 31, 2019, we had three interest rate swaps with an aggregate notional amount of $75.0 million and a fair value of $426,000. For additional information, see Item 1A. Risk Factors -“If interest rate swaps we entered into prove ineffective, it could result in volatility in our operating results, including potential loses, which could have a material adverse effect on our results of operations and cash flows,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management,” and Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Mortgage-Backed Securities. The mortgage-backed securities in our portfolio were primarily comprised of Fannie Mae, Freddie Mac, and Ginnie Mae issued mortgage-backed securities. These issuers guarantee the timely payment of principal and interest in the event of default. In addition, at December 31, 2019, our mortgage-backed securities included $11.4 million of other “private label” mortgage-backed securities. The mortgage-backed securities portfolio had a weighted-average yield of 3.04% at December 31, 2019.

U.S. Government Agency Obligations. The agency securities in our portfolio were comprised of Fannie Mae, Freddie Mac, Ginnie Mae, U.S. Small Business Administration (“SBA”) and FHLB agency securities. These issuers guarantee the timely payment of principal and interest in the event of default. At December 31, 2019, the portfolio of government agency securities had a weighted-average yield of 4.26%.

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
Corporate Bonds. The corporate bond portfolio was primarily comprised of variable rate securities issued by various financial institutions. At December 31, 2019, the corporate bond portfolio had a weighted-average yield of 5.82%.
Municipal Bonds. The municipal bond portfolio is comprised of tax-exempt municipal bonds. The pre-tax weighted-average yield on the municipal bond portfolio was 2.78% at December 31, 2019.
Federal Home Loan Bank Stock. As a member of the FHLB Des Moines, we are required to own capital stock. The required amount of capital stock is based on a percentage of our previous year-end assets and our outstanding FHLB advances. The redemption of any excess stock we hold is at the discretion of the FHLB Des Moines. During 2019, our FHLB of Des Moines stock holdings decreased by $301,000, primarily as a result of the $8.8 million decrease in our FHLB advances during 2019. The carrying value of our FHLB of Des Moines stock totaled $7.0 million at December 31, 2019. During the years ended December 31, 2019 and 2018, we received FHLB of Des Moines cash dividends of $362,000 and $458,000, respectively.

The following table sets forth the composition of our investment portfolio at the dates indicated.

	December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale:
Mortgage-backed securities:
Fannie Mae	$15,605	$15,629	$24,276	$23,643	26,961	26,564
Freddie Mac	4,196	4,292	6,351	6,287	5,510	5,472
Ginnie Mae	23,239	23,050	23,311	22,061	22,288	21,576
Other	11,407	11,448	8,983	8,979	—	—
Municipal bonds	10,675	10,911	10,615	10,544	13,126	13,395
U.S. government agencies	46,672	45,750	48,190	47,438	43,088	42,633
Corporate bonds	25,500	25,521	23,490	23,218	22,502	22,602
Total available-for-sale	$137,294	$136,601	$145,216	$142,170	133,475	132,242

At December 31, 2019, 2018, and 2017, there were no investments held to maturity.

During the year ended December 31, 2019, gross proceeds from the call, maturity and sale of investments was $14.3 million, with net realized gains of $151,000.

Management reviews investment securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”) or permanent impairment, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, whether management intends to sell a security or if it is likely that we will be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity, and other factors. For debt securities, if management intends to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If management does not intend to sell the security and it is not likely that we will be required to sell the security, but management does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate, depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (loss). Impairment losses related to all other factors are presented as separate categories within other comprehensive income (loss). There were no losses related to OTTI at December 31, 2019 and 2018. For additional information regarding our investments, see Note 3 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The table below sets forth information regarding the carrying value and weighted-average yield by contractual maturity of our investment portfolio at December 31, 2019. Mortgage-backed securities are presented in the totals column as a result of the variable nature of their principal reductions.

	December 31, 2019
	Within One Year		After One Year Through Five Years		After Five Through Ten Years		Thereafter		Totals
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
Available-for-sale:
Mortgage-backed securities	$—	—%	$—	—%	$—	—%	$—	—%	$54,419	3.04%
Municipal bonds	—	—	—	—	1,163	2.31	9,748	2.83	10,911	2.78
U.S. government agencies	498	2.58	613	2.91	50	5.77	44,589	3.20	45,750	4.26
Corporate bonds	—	—	6,125	11.38	17,400	4.16	1,996	3.73	25,521	5.82
Total available-for-sale	$498	2.58%	$6,738	10.60%	$18,613	4.06%	$56,333	3.16%	$136,601	3.95%

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

Deposits. We offer a competitive range of deposit products within our market area, including noninterest bearing accounts, interest-bearing demand accounts, money market accounts, statement savings accounts, and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit, and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the development of long-term profitable customer relationships, current market interest rates, current maturity structures, deposit mix, our customer preferences, and the profitability of acquiring customer deposits compared to alternative funding sources. As part of our strategy to shift our deposit mix to lower cost funds, we continued to better align our pricing with competitors in our local market to meet our goals. To supplement local deposits, funds are also generated through national brokered certificates of deposit. At December 31, 2019, $94.5 million, or 9.1% of total deposits were brokered certificates of deposit, with remaining maturities ranging from one month to thirteen months. These funds cannot be withdrawn early except in the case of the death or adjudication of incompetence of the depositor. However, the Bank has a quarterly call option six months after issuance on $12.0 million of these brokered deposits that allows the Bank to close the certificate of deposit and return the deposit to the customer if the Bank determines it is in its best interest to do so. The long term nature of these brokered deposits, along with the enhanced features of these deposits as compared to retail certificates of deposit, assists us in our interest rate risk management efforts.

The following table sets forth our total deposit activity for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Total deposits, beginning balance	$939,032	$839,502	$717,476
Increase in retail deposits	97,855	77,193	122,026
(Decrease) increase in brokered funds	(3,353)	22,337	—
Net increase in deposits	94,502	99,530	122,026
Total deposits, ending balance	$1,033,534	$939,032	$839,502

At December 31, 2019, deposits totaled $1.0 billion. We had $352.4 million of jumbo (greater than or equal to $100,000) certificates of deposit, which were 34.1% of total deposits at December 31, 2019. Of these jumbo deposits, $130.6 million were greater than or equal to $250,000. At that date, included in the jumbo certificates of deposit, were public funds totaling $29.7 million, or 3.3% of total deposits, of which $31.5 million was in excess of the $250,000 standard FDIC insurance coverage. Under Washington State law, in order to participate in the public funds program, we are required to pledge eligible securities of a minimum of 50% of the public deposits in excess of $250,000.

The following table sets forth information regarding our certificates of deposit and other deposits at December 31, 2019.

Weighted-Average Interest Rate	Term	Category	Amount	Percentage of Total Deposits
(Dollars in thousands)
—%	N/A	Noninterest bearing demand deposits	$52,849	5.1%
0.15	N/A	Interest-bearing demand	65,897	6.4
0.13	N/A	Statement savings	17,447	1.7
1.53	N/A	Money market	377,766	36.6

		Certificates of deposit, retail
1.73	Three months or less		11,508	1.1
1.05	Over three through six months		1,354	0.1
1.62	Over six through twelve months		26,881	2.6
2.43	Over twelve months		385,388	37.3
		Retail certificates of deposit, fair value adjustment	(28)	—
2.36		Total certificates of deposit, retail	425,103	41.1

1.93	Over twelve months	Total certificates of deposit, brokered	94,472	9.1

		Total deposits	$1,033,534	100.0%

Certificates of Deposit. The following table sets forth the amount and maturities of certificates of deposit at December 31, 2019.

	Within One Year	After One Year Through Two Years	After Two Years Through Three Years	After Three Years Through Four Years	Thereafter	Total
	(In thousands)
0.00 - 1.00%	$6,080	$1,209	$96	$33	$10	$7,428
1.01 - 2.00%	139,001	46,632	8,988	4,345	2,796	201,762
2.01 - 3.00%	69,932	126,675	29,638	16,829	11,293	254,367
3.01 - 4.00%	7,062	10,701	8,356	29,013	914	56,046
Retail certificates of deposit, fair value adjustment	(16)	(9)	(3)	—	—	(28)
Total	$222,059	$185,208	$47,075	$50,220	$15,013	$519,575

The following table sets forth the amount of our jumbo certificates of deposit by remaining maturity as of December 31, 2019.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$34,682
Over three months through six months	15,902
Over six months through twelve months	52,202
Over twelve months	249,574
Total	$352,360

Deposit Flow. The following table sets forth the deposit balances by the types of accounts we offered at the dates indicated.

	December 31,
	2019		2018		2017
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest bearing	$52,849	5.1%	$46,108	4.9%	$45,434	5.4%
Interest-bearing demand	65,897	6.4	40,079	4.3	38,224	4.5
Statement savings	17,447	1.7	24,799	2.6	28,456	3.4
Money market	377,766	36.6	339,047	36.1	318,636	38.0
Certificates of deposit, retail:
0.00 - 1.00%	7,428	0.7	15,790	1.7	79,323	9.4
1.01 - 2.00%	131,252	12.7	191,294	20.4	247,517	29.5
2.01 - 3.00%	230,405	22.3	131,328	14.0	6,531	0.8
3.01 - 4.00%	56,046	5.4	52,820	5.6	—	—
Retail certificates of deposit, fair value adjustment	(28)	—	(58)	—	(107)	—
Total certificates of deposit, retail	425,103	41.1	391,174	41.7	333,264	39.7
Certificates of deposit, brokered
0.00 - 1.00%	—	—	121	—	1,038	0.1
1.01 - 2.00%	70,510	6.8	43,221	4.6	68,965	8.2
2.01 - 3.00%	23,962	2.3	45,835	4.9	5,485	0.7
3.01 - 4.00%	—	—	8,648	0.9	—	—
Total certificates of deposit, brokered	94,472	9.1	97,825	10.4	75,488	9.0
Total deposits	$1,033,534	100.0%	$939,032	100.0%	$839,502	100.0%
Borrowings. Customer deposits are the primary source of funds for our lending and investment activities. We use advances from the FHLB and to a lesser extent federal funds (“Fed Funds”) purchased to supplement our supply of lendable funds, to meet short-term deposit withdrawal requirements and to provide longer term funding to better match the duration of selected loan and investment maturities. In addition, at December 31, 2019, we had supplemental funding sources of $80.1 million available at the FRB and $35.0 million available between two other financial institutions.

As a member of the FHLB, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of that stock and certain of our mortgage loans, provided that certain creditworthiness standards have been met.

Advances are individually made under various terms pursuant to several different credit programs, each with its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We maintain a credit facility with the FHLB that provides for immediately available advances, subject to acceptable collateral. At December 31, 2019, our remaining FHLB credit capacity was $451.0 million and outstanding advances from the FHLB totaled $137.7 million.

The following table sets forth information regarding FHLB advances at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

	At or for the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end	$184,500	$224,000	$231,500
Average borrowings outstanding	129,899	183,667	192,227
Average rate paid during the year	2.09%	1.92%	1.30%
Balance outstanding at end of the year	$137,700	$146,500	$216,000
Weighted-average rate paid at end of the year	1.84%	2.62%	1.60%

Subsidiaries and Other Activities

First Financial Northwest, Inc. First Financial Northwest has two wholly-owned subsidiaries, First Financial Northwest Bank and First Financial Diversified Corporation. First Financial Diversified Corporation held a small portfolio of loans during 2019, however, these loans were paid in full as of December 31, 2019.

First Financial Northwest Bank. First Financial Northwest Bank is a community-based commercial bank. The Bank primarily serves the greater Puget Sound region of King and to a lesser extent, Pierce, Snohomish and Kitsap Counties, Washington through our full-service banking office in Renton, Washington and eleven additional branches in King and Snohomish Counties, Washington. We are in the business of attracting deposits from the public and utilizing those deposits to originate loans.

Competition

The Bank operates in the highly competitive Puget Sound region of Western Washington. We face competition in originating loans and attracting deposits within our geographic market area. The competitive environment is impacted by changes in the regulatory environment, technology and product delivery systems as well as consolidation in the industry creating larger, more diversified competitors. We compete by consistently delivering high-quality personal service to our customers seeking to achieve a high level of customer satisfaction.

The Bank attracts deposits primarily through its branch office system. The competition is primarily from commercial banks, savings institutions and credit unions in the same geographic area. Based on the most current FDIC market share data dated June 30, 2019, the top five banks in the Seattle-Tacoma-Bellevue metropolitan statistical area (comprised of Bank of America, Wells Fargo, JP Morgan Chase, US Bancorp and KeyBank) controlled 72% of the deposit market. In addition to the FDIC insured competitors, credit unions, insurance companies and brokerage firms also compete for consumer deposit relationships. According to FDIC statistical data, the Bank’s share of aggregate deposits in the market area is less than 1%.

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

Employees

At December 31, 2019, we had 158 full-time employees. Our employees are not represented by any collective bargaining group. We consider our employee relations to be good.

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

The Company continues to assess how any new standards under the EGRRCPA will ultimately be applied to us or what specific impact that Act and the forthcoming implementing rules and regulations will have.

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

In addition, federally insured institutions have been required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The final assessment was collected in March 2019. In addition, previously issued small bank assessment credits of $282,000 were applied to our FDIC assessments paid during 2019, reducing the Bank’s FDIC and FICO expense for the year to $307,000.

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

First Financial Northwest Bank is subject to capital regulations adopted by the FDIC, which establish minimum required ratios for common equity Tier 1 capital (“CET1”), Tier 1 capital and total capital, and the leverage ratio; set out risk-weights for assets and certain off-balance sheet items for purposes of the risk-based capital ratios, require an additional capital conservation buffer over the minimum risk-based ratios’ and define what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd-Frank Act and the “Basel III” requirements. First Financial Northwest was also subject to the parallel regulations of the Federal Reserve until August 30, 2018, pursuant to the EGRRCPA as discussed above.

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

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. These risk weights include, for example, a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non‑residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; and a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable.

In addition to the minimum CET1, Tier 1, and total capital ratios, the capital regulations require a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses.

To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5%, and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2019, First Financial Northwest Bank met the requirements to be “well capitalized” and met the fully phased-in capital conservation buffer requirement. Effective January 1, 2020, a bank that elects to use the Community Bank Leverage Ratio will generally be considered well-capitalized and to have met the risk-based and leverage capital requirements of the capital regulations if it has a leverage ratio greater than 9.0%. To be eligible to elect the Community Bank Leverage Ratio, the bank also must have total consolidated assets of less than $10 billion, off-balance sheet exposures of 25% or less of its total consolidated assets, and trading assets and trading liabilities of 5.0% or less of its total consolidated assets, all as of the end of the most recent quarter. Although the Bank qualifies to make this election, at December 31, 2019, management does not intend to elect the Community Bank Leverage Ratio as the Bank’s margin above the current minimum levels to be well-capitalized is greater than our margin would be under the Community Bank Leverage Ratio.

The table below sets forth First Financial Northwest Bank’s capital position at December 31, 2019 and 2018, based on FDIC thresholds to be well-capitalized.

	December 31,
	2019		2018
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank equity capital under U.S. Generally Accepted Accounting Principles (“GAAP”)	$135,656		$128,008

Tier 1 leverage capital	$135,170	10.27%	$128,257	10.37%
Tier 1 leverage capital requirement	65,787	5.00	61,863	5.00
Excess	$69,383	5.27%	$66,394	5.37%

Common equity tier 1	$135,170	13.13%	$128,257	13.43%
Common equity tier 1 capital requirement	66,917	6.50	62,089	6.50
Excess	$68,253	6.63%	$66,168	6.93%

Tier 1 risk-based capital	$135,170	13.13%	$128,257	13.43%
Tier 1 risk-based capital requirement	82,359	8.00	76,417	8.00
Excess	$52,811	5.13%	$51,840	5.43%

Total risk-based capital	$148,048	14.38%	$140,220	14.68%
Total risk-based capital requirement	102,949	10.00	95,521	10.00
Excess	$45,099	4.38%	$44,699	4.68%

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances. Management of First Financial Northwest Bank believes that, under the current regulations, First Financial Northwest Bank will continue to meet its minimum capital requirements into the foreseeable future.

For a complete description of First Financial Northwest Bank’s required and actual capital levels on December 31, 2019, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

The Financial Accounting Standards Board has adopted a new accounting standard for US Generally Accepted Accounting Principles that will be effective for us for our first fiscal year beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

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

At December 31, 2019, First Financial Northwest Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC. For additional information, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Federal Home Loan Bank System. First Financial Northwest Bank is a member of the FHLB of Des Moines, one of 11 regional FHLBs that administer the home financing credit function of savings institutions. The FHLBs are subject to the oversight of the Federal Housing Finance Agency (“FHFA”) and each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLBs are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System and make loans or advances to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the FHFA. All advances from the FHLB of Des Moines are required to be fully secured by sufficient collateral as determined by the FHLB of Des Moines. In addition, all long-term advances are required to provide funds for residential home financing. See “Business – Deposit Activities and Other Sources of Funds – Borrowings.”

At December 31, 2019, the Bank held $7.0 million in FHLB of Des Moines stock that was in compliance with the holding requirements. The Bank purchased 508 shares of additional membership stock in March 2019 as a result of the increase in assets as of December 31, 2018. In addition, a reduction in our outstanding advances at December 31, 2019 as compared to December 31, 2019, resulted in net decrease in activity stock of 3,520 shares. The FHLB pays dividends quarterly, and First Financial Northwest Bank received $362,000 in dividends during the year ended December 31, 2019.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of December 31, 2019, First Financial Northwest Bank’s aggregate recorded loan balances for construction, land development and land loans were 81.9%

of regulatory capital. In addition, at December 31, 2019, First Financial Northwest Bank’s loans on commercial real estate, as defined by the FDIC, were 449.7% of regulatory capital.

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

Federal Reserve System. The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts and non-personal time deposits. These reserves may be in the form of cash or deposits with the regional Federal Reserve Bank. Interest-bearing demand accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank. As of December 31, 2019, First Financial Northwest Bank satisfied its reserve of $750,000 required by the FRB.

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

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal shareholders. Under Section 22(h), loans to a director, executive officer or greater than 10% shareholder of a bank and certain affiliated interests, generally may not exceed, together with all other outstanding loans to such person and affiliated interests, 15% of the institution’s unimpaired capital and surplus. Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (1) is widely available to employees of the institution and (2) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests, over other employees of the bank. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2019, First Financial Northwest Bank was in compliance with these restrictions.

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

Regulation and Supervision of First Financial Northwest

General. First Financial Northwest, as sole shareholder of First Financial Northwest Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations of the FRB. Accordingly, First Financial Northwest is required to file semi-annual reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine First Financial Northwest, and any of its subsidiaries, and charge First Financial Northwest for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. First Financial Northwest is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC.

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

Acquisition of Control of a Bank Holding Company. Under federal law, a notice or application must be submitted to the appropriate federal banking regulator if any person (including a company), or group acting in concert, seeks to acquire “control” of a bank holding company. An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a bank holding company or as otherwise defined by federal regulations. In considering such a notice or application, the Federal Reserve takes into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control becomes subject to regulation as a bank holding company. Depending on circumstances, a notice or application may be required to be filed with appropriate state banking regulators and may be subject to their approval or non-objection.

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

Stock Repurchases.  A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding twelve months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or any condition imposed by, or written agreement with, the Federal Reserve. During the year ended December 31, 2019, First Financial Northwest repurchased 479,052 shares of its common stock.

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

Taxation

Federal Taxation

General. First Financial Northwest and First Financial Northwest Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Financial Northwest or First Financial Northwest Bank. The tax years still open for review by the Internal Revenue Service are 2016 through 2019.

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

Net Operating Loss Carryovers. A financial institution may carryforward net operating losses indefinitely. The Company had no net operating loss carryforwards at December 31, 2019.

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

The Bank has purchased and originated loans in California. The Company no longer had employees or real estate located in California in 2018, so therefore, filed its final California state tax return for 2018.

Executive Officers of First Financial Northwest, Inc.

The business experience for at least the past five years for the executive officers of First Financial Northwest and its primary subsidiary First Financial Northwest Bank is set forth below.

Joseph W. Kiley III, age 64, has served as President and Chief Executive Officer of First Financial and First Financial Diversified since September 2013; as director of First Financial and First Financial Diversified since December 2012; and as President, Chief Executive Officer and director of First Financial Northwest Bank since September 2012. He previously served as President, Chief Executive Officer, and director of Frontier Bank, F.S.B., Palm Desert, California, and its holding company, Western Community Bancshares, Inc. Mr. Kiley has over 25 years of executive experience at banks, thrifts and their holding companies that includes, but is not limited to, serving as president, chief executive officer, chief financial officer, and director. Mr. Kiley holds a Bachelor of Science degree in Business Administration (Accounting) from the California State University, Chico, and is a former California certified public accountant. Mr. Kiley is a member of the Renton Rotary Club, City of Renton Mayor’s Business Executive Forum, City of Renton Mayor’s Blue Ribbon Panel, and past Chair of the Board of Directors of the Renton Chamber of Commerce. He currently serves on the Board of the Washington Bankers’ Association (WBA), WBA Chair Elect, WBA Government Relations Co-Chair, and American Bankers Association Government Relations Council - Administrative Committee. In addition, he currently serves on the Board of the WBA and its Executive Committee.

Richard P. Jacobson, age 56, has served as Chief Operating Officer of First Financial Northwest Bank since July 2013, and as Chief Financial Officer of First Financial Northwest, First Financial Diversified, and the Bank since August 2013. He was appointed as a director of First Financial, First Financial Diversified and the Bank effective September 2013. Mr. Jacobson served as a consultant to First Financial from April 2010 to April 2012. Subsequently, he worked as a mortgage loan originator in Palm Desert, California from July 2012 to July 2013. Previously, he had been employed by Horizon Financial Corp. and Horizon Bank, Bellingham, Washington, for 23 years, and had served as President, Chief Executive Officer and a director of Horizon Financial Corp. and Horizon Bank from January 2008 to January 2010. Mr. Jacobson also served as Chief Financial Officer of Horizon Financial Corp. and Horizon Bank from March 2000 until October 2008. Between 1985 and 2008, Mr. Jacobson served in several other positions at Horizon Financial Corp. and Horizon Bank and spent two years as a Washington state licensed real estate appraiser from 1992 to 1994. Mr. Jacobson received his Bachelor’s degree in Business Administration (Finance) from the University of

Washington. In addition, Mr. Jacobson graduated with honors from the American Bankers Association’s National School of Banking. Mr. Jacobson is a past president of the Whatcom County North Rotary Club and has served on the boards of his church, the United Way, Boys and Girls Club, and Junior Achievement.

Simon Soh, age 55, was appointed Senior Vice President and Chief Credit Officer in December 2019, a position he held on an interim basis since November 2019, and between August 2017 and December 2018. Mr. Soh served as Senior Vice President and Chief Lending Officer from October 2012 to December 2019. From August 2010 until October 2012, Mr. Soh served as Vice President and Loan Production Manager of First Financial Northwest Bank. Prior to that, he was First Vice President and Commercial Lending Manager at East West Bank. In 1998, Mr. Soh was a founding member of Pacifica Bank in Bellevue, Washington that merged with United Commercial Bank in 2005, later becoming East West Bank in 2009. Mr. Soh has over 30 years of experience in commercial banking.

Ronnie J. Clariza, age 39, was appointed Chief Risk Officer and Senior Vice President of First Financial Northwest Bank in November 2013. Mr. Clariza previously served as Vice President and Risk Management Officer since May 2008, and prior to that, as Assistant Vice President and Compliance Officer, as well as serving in various other compliance and internal audit roles since he began with the Bank in 2003. Mr. Clariza is a graduate of the University of Washington where he received his Bachelor of Arts degree in Business Administration, Finance, and is a certified regulatory Compliance Officer. Mr. Clariza is an active member of the Washington Bankers’ Association Education Committee. He is also a past member of the Washington Bankers’ Association Enterprise Risk Management Committee, and served as a Volunteer Compliance Manager for the Seattle Children’s Hospital Guild Association.

Dalen D. Harrison, age 60, was promoted to appointed Chief Banking Officer of First Financial Northwest Bank in December 2019. She was appointed Senior Vice President in July 2014 and previously served as Chief Deposit Officer of First Financial Northwest Bank from March 2014 to December 2019. Ms. Harrison served as Senior Vice President and Director of Retail Banking at Peoples Bank in Bellingham, Washington from 2010 until 2014. Prior to that, she served as Vice President of Rainier Pacific Bank, Tacoma, Washington, from 1994 until 2010. Ms. Harrison received a Bachelor of Arts degree in Business Administration from Saint Mary’s College in Moraga, California. Ms. Harrison has served on the boards of Rainier Pacific Foundation, First Place for Children, Gig Harbor Rotary Foundation and Renton Downtown Partnership, and currently serves on the board of the Renton Area Youth and Family Services.

Christine A. Huestis, age 54, is First Vice President and Controller of First Financial Northwest and First Financial Northwest Bank. Prior to joining First Financial Northwest in October 2013, she was employed by Realty in Motion, LLC, a holding company for several mortgage default service companies in Bellevue, Washington. From 1999 until joining First Financial Northwest, Ms. Huestis held key accounting positions at affiliated companies within Realty in Motion, with her most recent position being that of Controller. Ms. Huestis received a Bachelor of Science degree in Accounting from Central Washington University. She is a certified public accountant and is a member of the American Institute of Certified Public Accountants.

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

Our loans are primarily to businesses and individuals in the state of Washington with 85.7% of loans to borrowers or secured by properties located in Washington and 14.3% of loans to borrowers or secured by properties in other states. Through our efforts to geographically diversify our loan portfolio, our portfolio includes $160.2 million of loans to borrowers or secured by properties located in 40 other states, including at December 31, 2019, $48.3 million, or 4.3% of loans secured by properties or to borrowers in California. A decline in the national economy or the economies of the four counties which we consider to be our primary market area could have a material adverse effect on our business, financial condition, results of operations, and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

While real estate values and unemployment rates have remained strong, a deterioration in economic conditions in the market areas we serve, in particular the Puget Sound area of Washington State, could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition, results of operations:

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

In this regard, Boeing has a significant presence in our market area and the production facility for the 737 MAX commercial jet aircraft is located in Renton. The 2019 grounding and decline in production of the 737 MAX commercial jet aircraft (production of which was suspended entirely in January 2020), has adversely affected Boeing, its employees and its suppliers, as well as other local businesses and their employees. Until production resumes and production rates return to pre-grounding levels, there may be an adverse impact on the ability of those borrowers impacted by the suspension of the production of the 737 MAX commercial jet to repay their existing loans to the Bank and demand for new loans may be reduced which could adversely affect the level of our nonperforming loans, deposits, financial condition and profitability.

Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

The coronavirus outbreak may have an adverse impact on the Company’s customers and employees.

The coronavirus outbreak may have an adverse impact on certain of the Company's customers directly or indirectly engaged in international trade, travel and tourism. Their businesses may be adversely affected by quarantines and travel restrictions in countries most affected by the coronavirus. In addition, entire industries such as agriculture, may be adversely impacted due to lower exports caused by reduced economic activity in the affected countries.

The Bank may be negatively impacted by reduced attendance from employees impacted by the virus. While the Bank has contingency plans in place for significant outbreaks, the uncertainty of the coronavirus creates risk that cannot be fully assessed.

Our results of operations, liquidity and cash flows are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, and, in particular, the Federal Reserve Board. After steadily increasing the targeted federal funds rate in 2018 and 2017, the Federal Reserve decreased the targeted federal funds rate 25 basis points three times during 2019 to 1.50% - 1.75% at December 31, 2019, in response to some recent weaknesses in economic data and indicated possible further decreases, subject to economic conditions. If the Federal Reserve instead increases the targeted federal funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans, which could negatively affect our financial performance.

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

A sustained increase in market interest rates could adversely affect our earnings. As is the case with many banks and savings institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity date, has resulted in an increasing percentage of our deposits being comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected

In addition, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. At December 31, 2019, 55.8% of our net loans were comprised of adjustable-rate loans. At that date, $359.0 million, or 57.3%, of these loans with an average interest rate of 4.80% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risks that borrowers may refinance these loans during periods of declining interest rates. Also, when loans are at their respective floor, which is above the fully-indexed rate, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates and could have a material adverse effect on our results of operations.

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

We make construction/land loans to contractors and builders primarily to finance the construction of single and multifamily homes, subdivisions, as well as commercial properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At December 31, 2019, construction/land loans totaled $113.7 million, or 10.1% of our total loan portfolio, an increase of $4.8 million or 4.4% since December 31, 2018. At December 31, 2019, $44.5 million were one-to-four family construction loans, $41.0 million were multifamily construction loans, and $19.6 million were commercial construction loans. Land loans, which are loans made with land as security, totaled $8.7 million, or less than one percent of our total loan portfolio at December 31, 2019. Land loans include land non-development loans for the purchase or refinance of unimproved land held for future residential development, improved residential lots held for speculative investment purposes and lines of credit secured by land, and land development loans.

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

At December 31, 2019, $44.6 million of our construction/land loans were for speculative construction loans. All of our permanent construction loans have a take-out commitment for a permanent loan with us. At December 31, 2019, all of our construction/land loans were classified as performing.

Our level of commercial and multifamily real estate loans may expose us to increased lending risks.

While commercial and multifamily real estate lending may potentially be more profitable than single-family residential lending, it is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. At December 31, 2019, we had $395.2 million of commercial real estate loans, representing 35.2% of our total loan portfolio and $172.9 million of multifamily loans, representing 15.4% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans and some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one‑to‑four family residential loan. Repayment on these loans is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service that may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial and multifamily loans also expose a lender to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial and multifamily real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment that may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve Board and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Based on the FDIC criteria, the Bank has a concentration in commercial real estate lending as total loans for multifamily, non-farm/non-residential, construction, land development and other land represented 449.7% of total risk-based capital at December 31, 2019. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate lending consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

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

At December 31, 2019, $161.6 million, or 43.4% of our one-to-four family residential loan portfolio and 14.4% of our total loan portfolio, consisted of loans secured by non-owner occupied residential properties. At December 31, 2019, all of our non-owner occupied one-to-four family residential loans were performing in accordance with their repayment terms. Loans secured by non-owner occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-owner occupied properties is often below that of owner occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties. Furthermore, some of our non-owner occupied residential loan borrowers have more than one loan outstanding with us. At December 31, 2019, we had 88 non-owner occupied residential loan relationships with an outstanding balance over $500,000 and an aggregate balance of $129.8 million. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to an owner occupied residential mortgage loan.

Our business may be adversely affected by credit risk associated with residential property.

At December 31, 2019, $372.5 million, or 33.2% of our total loan portfolio, was secured by first liens on one‑to‑four family residential loans. In addition, at December 31, 2019, our home equity lines of credit totaled $10.6 million. A significant portion of our one‑to‑four family residential real estate loan portfolio consists of jumbo loans that do not conform to secondary market mortgage requirements, and therefore are not immediately salable to Fannie Mae or Freddie Mac because such loans exceed the maximum balance allowable for sale (generally $484,000 to $727,000 for single‑family homes in our primary market areas in 2019). Jumbo one‑to‑four family residential loans may expose us to increased risk because of their larger balances, and because they cannot be immediately sold to government sponsored enterprises.

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

In order to achieve our desired loan portfolio growth, we have and may continue to opportunistically originate or purchase loans outside of our market area either individually, through participations, or in bulk or “pools”. We perform certain due diligence procedures and may re-underwrite these loans to our underwriting standards prior to purchase, and anticipate acquiring loans subject to customary limited indemnities, however, we may be exposed to a greater risk of loss as we acquire loans of a type or in geographic areas where management may not have substantial prior experience and which may be more difficult for us to monitor. Further, when determining the purchase price we are willing to pay to acquire loans, management will make certain assumptions about, among other things, how borrowers will prepay their loans, the real estate market and our ability to collect loans successfully and, if necessary, to dispose of any real estate that may be acquired through foreclosure. To the extent that our underlying assumptions prove to be inaccurate or the basis for those assumptions change (such as an unanticipated decline in the real estate market), the purchase price paid may prove to have been excessive, resulting in a lower yield or a loss of some or all of the loan principal. For example, if we purchase “pools” of loans at a premium and some of the loans are prepaid before we anticipate, we will earn less interest income on the acquired loans than expected. Our success in increasing our loan portfolio through loan purchases will depend on our ability to price the loans properly and on general economic conditions in the geographic areas where the underlying properties or collateral for the loans acquired are located. Inaccurate estimates or declines in economic conditions or real estate values in the markets where we purchase loans could significantly adversely affect the level of our nonperforming loans and our results of operations. At December 31, 2019, our loan portfolio included $85.2 million, or 7.6% of total loans, located in counties within Washington State that are outside of our primary market area. In addition, our portfolio included $160.2 million, or 14.3% of total loans, in loans located outside of Washington State.

We engage in aircraft, classic and collectible car financing transactions, in which high-value collateral is susceptible to potential catastrophic loss. Consequently, if any of these transactions becomes nonperforming, we could suffer a loss on some or all of our value in the assets.

Because our primary focus for aircraft, classic and collectible car loans is on the asset value of the collateral, the collectability of these loans ultimately may be dependent on the value of the underlying collateral. Aircraft values have from time to time experienced sharp decreases due to a number of factors including, but not limited to, the availability of used aircraft, decreases in passenger and air cargo demand, increases in fuel costs, government regulation and the comparative value of newly manufactured similar aircraft. Classic and collectible car values are similarly affected by availability and demand. An aircraft, classic or collectible car as collateral also presents unique risks because of its high-value and being susceptible to rapid movement across different locations and potential catastrophic loss. Although the loan documentation for these transactions will include insurance covenants and other provisions to protect us against risk of loss, there can be no assurance that the insurance proceeds would be sufficient to ensure our full recovery of the loan. Moreover, a relatively small number of nonperforming loans could have a significant negative impact on the value of our loan portfolio. If we are required to liquidate a significant amount of aircraft or classic car collateral during a period of reduced values, our financial condition and profitability could be adversely affected. At December 31, 2019, our loan portfolio included $18.5 million in classic and collectible car loans and $14.0 million in aircraft loans.

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

We record the swaps at fair value and designate them as an effective cash flow hedge under ASC 815, Derivatives and Hedging. Each quarter, we measure hedge effectiveness using the “hypothetical derivative method” and record in earnings any gains or losses resulting from hedge ineffectiveness. The hedge provided by our swaps could prove to be ineffective for a number of reasons, including early retirement of the debt, as is allowed under the debt, or in the event the counterparty to the interest rate swaps were determined to not be creditworthy. Any determination that the hedge created by the swaps was ineffective could have a material adverse effect on our results of operations and cash flows and result in volatility in our operating results. In addition, any changes in relevant accounting standards relating to the swaps, especially ASC 815, Derivatives and Hedging, could materially increase earnings volatility.

As of December 31, 2019, we had interest rate swaps outstanding with an aggregate notional amount of $75.0 million.  At December 31, 2019, the fair value of our interest rate swaps was $426,000. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management”.

Uncertainty relating to the London Interbank Offered Rate ("LIBOR") calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR"). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not consider bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, including some by Fannie Mae. Both Fannie Mae and Freddie Mac have recently announced that they will cease accepting adjustable rate mortgages tied to LIBOR by the end of 2020 and will soon begin accepting mortgages based on SOFR. Continued uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

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

In addition, the Financial Accounting Standards Board has adopted a new accounting standard referred to as Current Expected Credit Loss, or CECL, which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses only when they have been incurred and are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is expected to be applicable to us for our first fiscal year after December 15, 2022. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a onetime cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. For more on this new accounting standard, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

We may incur losses on our securities portfolio as a result of changes in interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could have a material effect on our business, financial condition and results of operations. The process for determining whether impairment of a security is other-than-temporary usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and would lead to accounting charges that could have a material adverse effect on our net income and capital levels. For the year ended December 31, 2019, we did not incur any other-than-temporary impairments on our securities portfolio.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business, therefore, the inability to obtain adequate funding may negatively affect growth and, consequently, our earnings capability and capital levels. We rely on a number of different sources in order to meet our potential liquidity demands. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities, or other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry and the continued uncertainty in credit markets. In particular, our liquidity position could be significantly constrained if we are unable to access funds from the FHLB Des Moines, the FRB or other wholesale funding sources, or if adequate financing is not available at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources, our revenues may not increase proportionately to cover our costs. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment that, on the one hand, tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand, reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality’s fiscal policies and cash flow needs. At December 31, 2019 we held $34.0 million in public funds.

If limitations arise in our ability to utilize the national brokered deposit market or to replace short-term deposits, our ability to replace maturing deposits on acceptable terms could be adversely impacted.

First Financial Northwest Bank utilizes the national brokered deposit market for a portion of our funding needs. At December 31, 2019, the balance of brokered certificates of deposit was $94.5 million, with remaining maturities of 1 to 13 months. Under FDIC regulations, in the event we are deemed to be less than well-capitalized, we would be subject to restrictions on our use of brokered deposits and the interest rate we can offer on our deposits. If this happens, our use of brokered deposits and the rates we would be allowed to pay on deposits may significantly limit our ability to use deposits as a funding source. If we are unable to participate in this market for any reason in the future, our ability to replace these deposits at maturity could be adversely impacted.

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

With twelve branch locations in operation during 2019, our ability to compete with larger institutions for noninterest bearing deposits is limited as these institutions have a larger branch network providing greater convenience to customers. As a result, we are dependent on more interest rate sensitive deposits. At December 31, 2019, $425.1 million, or 41.1%, of our total deposits were retail certificates of deposit and, of that amount, $352.4 million were “jumbo” certificates greater than or equal to $100,000, with $130.6 million of these certificates greater than or equal to $250,000. In addition, deposit inflows are significantly influenced by general interest rates. Our money market accounts and jumbo certificates of deposit and the retention of these deposits are particularly sensitive to general interest rates, making these deposits traditionally a more volatile source of funding than other deposit accounts. In order to retain our money market accounts and jumbo certificates of deposit, we may have to pay a higher rate, resulting in an increase in our cost of funds. In a rising rate environment, we may be unwilling or unable to pay a competitive rate because of the resulting compression in our interest rate spread. To the extent that such deposits do not remain with us, they may need to be replaced with borrowings or other deposits that could increase our cost of funds and negatively impact our interest rate spread and financial condition.

Our branching strategy may cause our expenses to increase faster than revenues.
During 2019, we opened two new branch offices in Kent, Washington and Kirkland, Washington. In addition, the Bank secured a lease and opened our thirteenth branch in March 2020, in University Place, Washington. Our current business strategy includes continued similar branch expansion in areas to enhance our market presence. These offices are much smaller than traditional bank branch offices, utilizing the improved technology available with our core data processor. This allows us to maintain management’s focus on efficiency, while working to expand the Bank’s presence into new markets. The success of our expansion strategy into new markets, however, is contingent upon numerous factors, such as our ability to select suitable locations, assess each market’s competitive environment, secure managerial resources, hire and retain qualified personnel and implement effective marketing strategies. The opening of new offices may not increase the volume of our loans and deposits as quickly or to the degree that we hope, and opening new offices will increase our operating expenses. On average, de novo branches do not become profitable until three to four years after opening. We currently expect to lease rather than own the additional branch properties. Further, the projected time line and the estimated dollar amounts involved in opening de novo branches could differ significantly from actual results. The success of our acquired branches is dependent on retention of existing customers’ deposits as well as expanding our market presence in these locations. We may not successfully manage the costs and implementation risks associated with our branching strategy. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Finally, there is a risk that our new branches will not be successful even after they have been established or acquired.

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

We rely on other companies to provide key components of our business infrastructure.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

The board of directors oversees the risk management process including the risk of cybersecurity and engages with management on cybersecurity issues.

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

As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer’s information, misappropriation of assets, privacy breaches against our customers, litigation ,or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

Even if we do not withdraw from the plan, Pentegra, as sponsor of the plan, may request that we make an additional contribution to the plan, in addition to contributions that we are regularly required to make, or obtain a letter of credit in favor of the plan, if our financial condition worsens to the point that it triggers certain criteria set out in the plan. If we fail to make the contribution or obtain the requested letter of credit, then we may be forced to withdraw from the plan and establish a separate, single employer defined benefit plan that we anticipate would be underfunded to a similar extent as under the multiple employer plan.

We rely on dividends from the Bank for substantially all of our revenue at the holding company level.

We are an entity separate and distinct from our principal subsidiary, First Financial Northwest Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. First Financial Northwest Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements, including the capital conservation buffer requirement. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock or continue our stock repurchases. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Item 1B. Unresolved Staff Comments

First Financial Northwest has not received any written comments from the SEC regarding its periodic or current reports under the Securities Exchange Act of 1934, as amended.

Item 2. Properties

The corporate office for First Financial Northwest and First Financial Northwest Bank is located at 201 Wells Avenue South, Renton, Washington and is owned by us. The Bank’s full service retail operation is also at this location. In addition, the Bank owns a retail office located at 17424 SR 9, Snohomish, Washington. At December 31, 2019, the Bank had ten leased locations in Washington currently in operation: Mill Creek, Edmonds, “The Landing” in Renton, Bellevue, Bothell, Woodinville, Smokey Point, Lake Stevens, Kent, and Kirkland. In addition, the Bank opened a location in University Place, Washington, in March 2020. The lending division operations of First Financial Northwest Bank are at our owned location at 207 Wells Avenue South, Renton, Washington. This location is also the site for the operations of First Financial Northwest’s wholly-owned subsidiary, First Financial Diversified. The lease terms for our properties are for an initial term of three to five years with the option to extend for additional three to five year periods. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are appropriately designed for their present and future use. For additional information on our lease commitments, see Note 14- “Leases” of the Notes to Consolidated Financial Statements in Item 8 of this report.

Item 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2019, we were not involved in any significant litigation and do not anticipate incurring any material liability as a result of any such litigation.

Item 4. Mine Safety Disclosures

Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Stock Market LLC’s Global Select Market (“NASDAQ”), under the symbol “FFNW.” As of December 31, 2019, there were 10.3 million shares of common stock issued and outstanding and we had 519 shareholders of record, excluding persons or entities that hold stock in nominee or “street name” accounts with brokers. Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. As of December 31, 2019, our board of directors had declared 27 consecutive quarterly cash dividends on our common stock. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by federal regulations.

Stock Repurchases

The Company’s Board of Directors authorized a stock repurchase plan that began on November 5, 2018 and expired on May 3, 2019. The plan authorized the repurchase of up to 550,000 shares of the Company’s stock. At completion of the plan on May 3, 2019, the Company had repurchased all 550,000 shares authorized, including 346,100 shares purchased during 2019 at an average price of $15.89 per share.

In addition, the Company’s Board of Directors authorized a stock repurchase plan that began on July 30, 2019 and expired on December 17, 2019. At the completion of this plan, the Company had repurchased 132,952 shares at an average price of $14.21 per share.

The following table represents the share repurchased during the fourth quarter ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Plan	Maximum Number of Shares that May be Repurchased Under the Plan
October 1 - October 31, 2019	1,400	$14.02	1,400	430,748
November 1 - November 30, 2019	21,700	14.26	21,700	409,048
December 1 - December 31, 2019	22,000	14.82	22,000	387,048
Total	45,100	14.52	45,100	—

Subsequently, in January 2020 the Company’s Board of Directors authorized the repurchase of up to five percent (5%) of the Company’s outstanding common stock, or approximately 513,000 shares beginning no earlier than January 27, 2020 and ending no later than July 27, 2020. The Company will purchase the shares from time to time in the open market or through privately negotiated depending on market conditions and other corporate considerations.

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

The graph assumes that total return includes the reinvestment of all dividends and that the value of the investment in First Financial Northwest’s common stock and each index was $100 on December 31, 2014, and is the base amount used in the graph. The closing price of First Financial Northwest’s common stock on December 31, 2019 was $14.94.

	Period Ended
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
First Financial Northwest, Inc.	100.00	118.22	170.04	135.73	137.84	136.31
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL Thrift Index	100.00	112.45	137.74	136.74	115.17	141.80
SNL Micro Cap U.S. Bank Index	100.00	111.20	136.72	167.25	158.70	177.20

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

	At or For the Year Ended December 31,
	2019	2018	2017	2016	2015
FINANCIAL CONDITION DATA:	(In thousands, except share data)

Total assets	$1,341,885	$1,252,424	$1,210,229	$1,037,584	$979,913
Investments available-for-sale	136,601	142,170	132,242	129,260	129,565
Loans receivable, net (1)	1,108,462	1,022,904	988,662	815,043	685,072
Deposits	1,033,534	939,032	839,502	717,476	675,407
Advances from the FHLB	137,700	146,500	216,000	171,500	125,500
Stockholders’ equity	156,319	153,738	142,634	138,125	170,673

OPERATING DATA:

Interest income	$59,620	$55,913	$47,644	$41,709	$37,197
Interest expense	20,712	14,738	10,022	7,507	6,751
Net interest income	38,908	41,175	37,622	34,202	30,446
(Recapture of provision) provision for loan losses	(300)	(4,000)	(400)	1,300	(2,200)
Net interest income after (recapture of provision) provision for loan losses	39,208	45,175	38,022	32,902	32,646
Noninterest income	4,141	2,878	2,208	2,651	1,279
Noninterest expense	30,418	29,461	26,809	22,949	19,878
Income before provision for federal income taxes	12,931	18,592	13,421	12,604	14,047
Provision for federal income taxes	2,562	3,693	4,942	3,712	4,887
Net income	$10,369	$14,899	$8,479	$8,892	$9,160
Basic earnings per share	$1.04	$1.44	$0.82	$0.75	$0.67
Diluted earnings per share	$1.03	$1.43	$0.81	$0.74	$0.67
___________________
(1) Net of ALLL, LIP and deferred loan fees and costs.

	At or For the Year Ended December 31,
KEY FINANCIAL RATIOS:	2019	2018	2017	2016	2015
Performance Ratios:
Return on assets	0.80%	1.21%	0.76%	0.88%	0.96%
Return on equity	6.73	9.86	5.94	5.55	5.15
Dividend payout ratio	33.65	21.53	32.93	32.02	35.57
Equity-to-assets ratio	11.65	12.28	11.79	13.31	17.42
Net interest margin	3.19	3.56	3.60	3.60	3.38
Average interest-earning assets to average interest-bearing liabilities	113.44	114.28	114.07	117.11	120.45
Efficiency ratio	70.66	66.88	67.31	62.27	62.66
Noninterest expense as a percent of average total assets	2.35	2.40	2.42	2.27	2.07
Book value per common share	$15.25	$14.35	$13.27	$12.63	$12.40
Capital Ratios: (1)
Tier 1 leverage	10.27%	10.37%	10.20%	11.17%	11.61%
Common equity tier 1	13.13	13.43	12.52	14.36	16.36
Tier 1 capital ratio	13.13	13.43	12.52	14.36	16.36
Total capital ratio	14.38	14.68	13.77	15.61	17.62
Asset Quality Ratios: (2)
Nonperforming loans as a percent of total loans	0.01	0.07	0.02	0.10	0.16
Nonperforming assets as a percent of total assets	0.04	0.10	0.05	0.31	0.48
ALLL as a percent of total loans	1.18	1.29	1.28	1.32	1.36
ALLL as a percent of nonperforming loans	13,913.68	1,774.87	7,196.65	1,276.34	872.17
Net recoveries to average loans receivable, net	(0.02)	(0.45)	(0.27)	(0.02)	(0.18)
_______________
(1) Capital ratios are for First Financial Northwest Bank only.
(2) Loans are reported net of LIP.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reviews our consolidated financial statements and other relevant statistical data for the years ending December 31, 2019 and 2018, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the Consolidated Financial Statements and footnotes thereto that appear in Item 8 of this Form 10-K. The information contained in this section should be read in conjunction with these Consolidated Financial Statements and footnotes and the business and financial information provided in this Form 10-K. Unless otherwise indicated, the financial information presented in this section reflects the consolidated financial condition and results of operations of First Financial Northwest and its subsidiaries. For a discussion and review of our consolidated financial statements and other relevant statistical data for the years ending December 31, 2018 and 2017 see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2018.

Overview

First Financial Northwest Bank is a wholly-owned subsidiary of First Financial Northwest and, as such, comprises substantially all of the activity for First Financial Northwest. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington state chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Snohomish, Pierce and Kitsap counties, Washington through its full-service banking office and headquarters in Renton, Washington, as well as six retail branches in King County, Washington and five retail branches in Snohomish County, Washington at December 31, 2019. The Bank purchased four of these branches in 2017 and acquired $74.7 million in deposits (the “Branch Acquisition”). The Branch Acquisition expanded our retail footprint and provided an opportunity to extend our unique brand of community banking into those communities. In addition, the Bank opened a new branch office in University Place, Washington in March 2020.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market, then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans.

Our current business strategy emphasizes commercial real estate, construction, one-to-four family residential, and multifamily lending. With the current low interest rate environment, we are not aggressively pursuing longer term assets, but rather are focused on financing shorter term loans and loans with adjustable interest rates. During 2019, originations of new loans and refinances modestly outpaced repayments, resulting in net loans receivable of $1.11 billion at December 31, 2019, as compared to $1.02 billion at December 31, 2018. Originations and purchases of construction/land loans were $110.0 million in 2019 as compared to $118.2 million in 2018. However, payoffs were higher in 2018 than in 2019, resulting in this portfolio increasing modestly to $113.7 million at December 31, 2019 as compared to $108.9 million at December 31, 2018. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in six to eighteen months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term.

We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes $160.2 million of loans to borrowers or secured by properties located in 40 other states, including concentrations in California, Utah, Oregon and Georgia of $48.3 million, $16.1 million, $12.2 million and $8.2 million, respectively at December 31, 2019.

Net income for the year ended December 31, 2019, was $10.4 million, or $1.03 per diluted share, compared to $14.9 million, or $1.43 per diluted share, for the year ended December 31, 2018. The most significant contributor to this decrease was a $3.7 million decrease in the recapture of provision for loan losses in 2019, primarily as a result of net recoveries in 2018 of $4.5 million on previously charged-off loans. Net interest income also decreased by $2.3 million, primarily as a result of higher rate increases on our deposit liabilities as compared to our interest-earning assets. Noninterest expenses increased by $957,000, reflecting continued growth in our operations.

Our primary source of revenue is interest income, which is the income that we earn on our loans and investments. Interest expense is the interest that we pay on our deposits and borrowings. Net interest income is the difference between interest income and interest expense. Changes in levels of interest rates affect interest income and interest expense differently and, thus, impacts our net interest income. First Financial Northwest Bank is generally liability-sensitive, meaning our interest-bearing liabilities reprice at a faster rate than our interest-earning assets. Primarily as a result of increasing interest rates during 2019, our net interest margin decreased to 3.19% for the year ended December 31, 2019, as compared to 3.56% for the year ended December 31, 2018.

An offset to net interest income is the provision for loan losses, or the recapture of the provision for loan losses, that is required to establish the ALLL at a level that adequately provides for probable losses inherent in our loan portfolio. As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our ALLL may increase, resulting in a decrease to net interest income. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any increase to ALLL due to loan growth or an increase in probable loan losses. For the year ended December 31, 2019, we had a recapture of provision of $300,000 as compared to a recapture of $4.0 million for the year ended December 31, 2018. The recapture was primarily the result of a construction/land loan with a balance of $12.5 million at December 31, 2019, that was technically in default and classified as impaired, however, the Bank’s impairment analysis concluded there were no anticipated losses from the loan at this time, and therefore, funds previously allocated in the ALLL to this loan were recaptured. All payments on the loan were current as of December 31, 2019, and the loan is well collateralized. In addition, although total loans increased, the impact to the provision from this loan growth was offset by a shift in our loan concentrations to lower risk categories and reduction in the risk factor related to the collateral on certain loan types. Further impacting the ALLL, our total adversely classified loans decreased to $629,000 at December 31, 2019 from $1.3 million at December 31, 2018. The recapture of provision for loan losses in 2018 was primarily the result of $4.5 million of loan recoveries received on previously charged off loans, partially offset by the provision necessary for the $34.2 million increase in net loans receivable. We will continue to monitor our loan portfolio and make adjustments to our ALLL as we deem necessary.

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of bank owned life insurance (“BOLI”), and revenue earned on our wealth management brokerage services. This income is increased or partially offset by any net gain or loss on sales of investment securities. Our noninterest income increased $1.3 million during the year ended December 31, 2019 as compared to 2018. The increase was primarily attributable to a $576,000 increase in loan related fees, a $268,000 increase in the wealth management revenue, $180,000 increase in the cash surrender value of our BOLI policies and a $171,000 change from a loss to a $151,000 net gain on sales of investments.

Our noninterest expenses consist primarily of salaries and employee benefits, professional fees, regulatory assessments, occupancy and equipment, and other general and administrative expenses. Salaries and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement, and other employee benefits. OREO-related expenses consist primarily of maintenance and costs of utilities for the OREO inventory, market valuation adjustments, build-out expenses, gains and losses from OREO sales, legal fees, real estate taxes, and insurance related to the properties included in the OREO inventory. Professional fees include legal services, auditing and accounting services, computer support services, and other professional services in support of strategic plans. Occupancy and equipment expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of lease expenses, real estate taxes, depreciation expenses, maintenance, and costs of utilities. Also included in noninterest expense are changes to the Company’s unfunded commitment reserve which are reflected in general and administrative expenses. This unfunded commitment reserve expense can vary significantly each quarter, based on the amount believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities, and reflects changes in the amounts that the Company has committed to fund but has not yet disbursed. Our noninterest expenses increased $957,000 during the year ended December 31, 2019 as compared to 2018. The increase was primarily attributable to a $639,000 increase in data processing expenses, a $429,000 increase in occupancy and equipment expenses, a $293,000 increase in salaries and employee benefits, partially offset by a $315,000 decrease in other general and administrative expenses.

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

Allowance for Loan Losses. Management recognizes that loan losses may occur over the life of a loan and that the ALLL must be maintained at a level necessary to absorb specific losses on impaired loans and probable losses inherent in the loan portfolio. Our methodology for analyzing the ALLL consists of two components: general and specific allowances. The general allowance is determined by applying factors to our various groups of loans. Management considers factors such as charge-off history, the current and expected economic conditions, borrower’s ability to repay, the regulatory environment, competition, geographic and loan type concentrations, policy and underwriting standards, nature and volume of the loan portfolio, management’s experience level, our loan review and grading systems, the value of underlying collateral, and the level of problem loans in assessing the ALLL. Specific allowances result when management performs an impairment analysis on a loan when it determines it is probable that all contractual amounts of principal and interest will not be paid as scheduled. The analysis usually occurs when a loan has been classified as substandard or placed on nonaccrual status or is a TDR because the borrower has been granted a rate concession. If the market value less costs to sell (“market value”) of the impaired loan is less than the recorded investment in the loan, impairment is recognized by establishing a specific reserve in the ALLL for the loan or by adjusting an existing reserve amount. The amount of the specific reserve is computed using current appraisals, listed sales prices, and other available information less costs to complete, if any, and costs to sell the property. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events differ from predictions. In addition, specific reserves may be created upon a loan’s restructuring, based on a discounted cash flow analysis, comparing the present value of the anticipated repayments under the restructured terms to the outstanding principal balance of the loan.

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

Valuation of OREO. Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of OREO is subject to significant external and internal judgment. If the carrying value of the loan at the date a property is transferred into OREO exceeds the fair value less estimated costs to sell, the excess is charged to the ALLL. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered valuation adjustments and are charged to noninterest expense in the Consolidated Income Statements. Expenses and income from the maintenance and operations and any gains or losses from the sales of OREO are included in noninterest expense.

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
Derivatives and Hedge Accounting. The Bank recognizes its interest rate swaps as cash flow hedge derivative instruments, and as such, reports the net fair value as an asset or liability. Fair value is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation. The derivatives are marked to their fair value through other comprehensive income. The net gain or loss on derivatives is reclassified into earnings in the same income statement line item that is used to present the earnings effect of hedged items.

Intangible Assets. The Company incurred goodwill and a core deposit intangible asset through the Branch Acquisition during 2017. These assets were booked at fair value at the time of the acquisition. Goodwill is evaluated annually for impairment, with any impairment recognized as noninterest expense. The core deposit intangible is amortized into noninterest expense.

Comparison of Financial Condition at December 31, 2019 and December 31, 2018

Assets. The following table details the changes in the composition of our assets at December 31, 2019 from December 31, 2018.

	Balance at December 31, 2019	Change from December 31, 2018	Percentage Change
	(Dollars in thousands)
Cash on hand and in banks	$10,094	$1,972	24.3%
Interest-earning deposits	12,896	4,008	45.1
Investments available-for-sale, at fair value	136,601	(5,569)	(3.9)
Loans receivable, net	1,108,462	85,558	8.4
Premises and equipment, net	22,466	1,135	5.3
FHLB stock, at cost	7,009	(301)	(4.1)
Accrued interest receivable	4,138	70	1.7
Deferred tax assets, net	1,501	(343)	(18.6)
OREO	454	(29)	(6.0)
BOLI	31,982	2,141	7.2
Prepaid expenses and other assets	2,216	(1,242)	(35.9)
ROU	2,209	2,209	—
Goodwill	889	—	—
Core deposit intangible	968	(148)	(13.3)
Total assets	$1,341,885	$89,461	7.1%

The $89.5 million increase in total assets during 2019 was primarily a result of our deploying the funds available from $94.5 million of deposit growth after repayment of $8.8 million of FHLB advances, to increase our loan portfolio by $85.6 million. Additional factors in our asset growth are described below.

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco, increased by $4.0 million to $12.9 million at December 31, 2019 from December 31, 2018. We monitor the balance of these funds daily in relation to our expected funding needs and adjust accordingly. Excess funds are generally used to pay down overnight funding at the FHLB.

Investments available-for-sale. Our investments available-for-sale decreased by $5.6 million, or 3.9%, during 2019. To enhance the income from our investment portfolio, we had sales, maturities, and calls on $14.3 million of our securities, with an average yield of 2.08%. The sales of investments available-for-sale generated a net gain of $151,000 for the year ended December 31, 2019. The proceeds were partially reinvested in $14.4 million of investments with an expected yield of 2.79%. Continued restructuring of our available-for-sale investments in 2019 combined with increases in the target federal funds rate throughout 2018 that outpaced decreases in the targeted federal funds rate in the second half of 2019 contributed to an increase in the average yield on investment securities to 3.11% for 2019 from 2.92% in 2018. Securities purchased in 2019 included

$7.6 million in fixed rate and $6.5 million in variable rate securities. In addition to the purchase and redemption activity, we received principal repayments of $7.4 million on our investments available-for-sale during 2019.

The effective duration of our securities portfolio decreased to 2.54% at December 31, 2019 as compared to 3.00% at December 31, 2018. Effective duration is a measure that attempts to quantify the anticipated percentage change in the value of an investment (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Net loans receivable increased by $85.6 million during 2019 to $1.11 billion. The most significant increase occurred in one-to-four family residential loans, with a $30.6 million, or 8.9% increase. In addition, commercial real estate loans increased by $21.4 million, or 5.7%. Commercial real estate and one‑to‑four family residential loans continue to be the largest concentrations in our loan portfolio at 35.2% and 33.2%, respectively, of total loans. Growth occurred in all of our loan types, with a $17.2 million increase in consumer loans, a $7.3 million increase in business loans, a $4.8 million increase in construction/land loans, and a $3.6 million increase in multifamily loans. During 2019, we supplemented our loan originations and participations by purchasing $38.0 million in loans, which primarily included performing commercial real estate loans, classic or collectible car and construction/land loans. The loans were purchased at an average premium of 3.1% and included $16.6 million of loans secured by commercial real estate properties located in Arizona, California, Colorado, and Illinois, reflecting our efforts to geographically diversify our loan portfolio with loans meeting our investment and credit quality objectives.

The quality of our loan portfolio remained stable during 2019, with a decrease in nonperforming loans to $95,000 at December 31, 2019 from $752,000 at December 31, 2018, primarily as a result of payoffs on all but one of our nonperforming properties. Nonperforming loans as a percent of our total loans remained low at 0.01% and 0.07% at December 31, 2019 and 2018, respectively. Adversely classified loans, defined as substandard or below, decreased to $629,000 at December 31, 2019, from $1.3 million at December 31, 2018. The following table presents a breakdown of our nonperforming assets:

	December 31,		Amount of Change	Percent of Change
	2019	2018
	(Dollars in thousands)
Nonperforming loans:
One-to-four family residential	$95	$382	$(287)	(75.1)%
Commercial real estate	—	326	(326)	(100.0)%
Consumer	—	44	(44)	(100.0)
Total nonperforming loans	95	752	(657)	(87.4)
OREO	454	483	(29)	(6.0)
Total nonperforming assets	$549	$1,235	$(686)	(55.5)%

We continued to focus on reducing our nonperforming assets through loan work outs or pursuing foreclosure. Foregone interest during the year ended December 31, 2019 relating to nonperforming loans totaled $12,000. There was no LIP related to nonperforming loans at December 31, 2019 or 2018. OREO decreased to $454,000 at December 31, 2019 as a result of $29,000 in write-downs reflecting market value decreases on the two properties in this portfolio. We did not foreclose on any properties during either 2019 or 2018. The stability in our nonperforming assets reflects the quality of our loan portfolio and our commitment to identify any problem loans and take prompt actions to turn nonperforming assets into performing assets.

Allowance for loan and lease losses. We believe that we use the best information available to establish the ALLL, and that the ALLL as of December 31, 2019 was adequate to absorb the probable and inherent losses in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process that which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination.

The ALLL was $13.2 million, or 1.18% of total loans receivable at December 31, 2019, as compared to $13.3 million, or 1.29% of total loans receivable at December 31, 2018. The following table details activity and information related to the ALLL for the years ended December 31, 2019 and 2018.

	At or For the Years Ended December 31,
	2019	2018
	(Dollars in thousands)
ALLL balance at beginning of year	$13,347	$12,882
Recapture of provision for loan losses	(300)	(4,000)
Recoveries	171	4,465
ALLL balance at end of year	$13,218	$13,347
ALLL as a percent of total loans	1.18%	1.29%
ALLL as a percent of nonperforming loans	13,913.68	1,774.87
Total nonperforming loans	$95	$752
Nonperforming loans as a percent of total loans	0.01%	0.07%
Total loans receivable	$1,122,238	$1,037,429
Total loans originated	350,406	329,763

Intangible assets. As a result of our Branch Acquisition in 2017, the Bank recognized goodwill of $889,000 and a core deposit intangible (“CDI”) of $1.3 million. Goodwill was calculated as the excess purchase price of the branches over the fair value of the assets acquired and liabilities assumed at August 25, 2017.

The CDI was provided by a third party valuation service and represents the fair value of the customer relationships that provide a low-cost source of funding. The analysis was performed on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount will amortize into noninterest expense on an accelerated basis over ten years and had a balance of $968,000 at December 31, 2019.

Deposits. During the year ended December 31, 2019, deposits increased $94.5 million from December 31, 2018. Details of deposit balances and their concentrations are as follows:

	December 31,
	2019		2018
	(Dollars in thousands)
Noninterest-bearing demand deposits	$52,849	5.1%	$46,108	4.9%
Interest-bearing demand	65,897	6.4	40,079	4.3
Statement savings	17,447	1.7	24,799	2.6
Money market	377,766	36.6	339,047	36.1
Certificates of deposit, retail (1)	425,103	41.1	391,174	41.7
Certificates of deposit, brokered	94,472	9.1	97,825	10.4
Total deposits	$1,033,534	100.0%	$939,032	100.0%
____________________
(1) Retail certificates of deposit are shown net of a $28,000 and $58,000 fair value adjustment at December 31, 2019, and 2018, respectively, from acquired deposits.

The $97.9 million growth in retail deposits during 2019 was primarily the result of continued focus on core deposit growth. During 2019, with the enhancements in treasury management products offered to our customers and the focus of our retail team, we were very successful in acquiring core deposits by building business checking and money market relationships. As a result, money market accounts grew by $38.7 million, retail certificates of deposit grew by $33.9 million and interest-bearing demand accounts grew by $25.8 million. The growth in retail deposits allowed us to reduce our borrowings and enhance our liquidity.

Our portfolio of brokered certificates of deposit decreased by $3.4 million to $94.5 million at December 31, 2019. During 2019, the Bank exercised its call option on $27.7 million of certain higher rate brokered certificates of deposit, replacing the funds in the short term with lower rate fed funds advances from the FHLB. While brokered certificates of deposit may carry a higher cost than our retail certificates, the enhanced call features of a portion of these deposits assist us in our efforts to manage interest rate risk.

At December 31, 2019 and December 31, 2018, we held $34.0 million and $28.5 million in public funds, respectively, nearly all of which were retail certificates of deposit. These funds were secured at December 31, 2019 with the Washington State Public Deposit Protection Commission by $19.0 million in pledged investment securities.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet. Total FHLB advances at December 31, 2019 were $137.7 million as compared to $146.5 million at December 31, 2018. During 2019, as part of our ongoing liquidity management efforts, we restructured our FHLB advances to include $60.0 million of fixed-rate three-month advances that renew quarterly, and a $15.0 million fixed-rate one-month advance that renews monthly, that are utilized in cash flow hedge agreements, as described below. In addition, at December 31, 2019, we had a $36.0 million fixed-rate 21-day advance. At December 31, 2019, we held $26.7 million of purchased FHLB Fed Funds. The short-term nature of our advances and overnight FHLB advances provides us flexibility to adjust the level of our borrowings as our customer deposit balances change consistent with our asset/liability objectives. Our average borrowings during 2019 were $129.9 million. At December 31, 2019, all of our FHLB advances were due to mature in less than two months.

Cash Flow Hedge. To assist in managing interest rate risk, the Bank entered into three interest rate swap agreements with qualified institutions designated as cash flow hedge instruments: a five-year, $50 million notional, pay fixed, receive floating cash flow hedge on October 25, 2016, at 1.34%; a five-year, $15.0 million notional, pay fixed, receive floating cash flow hedge on September 27, 2019, at 1.44%; and a four-year, $10.0 million notional, pay fixed, receive floating cash flow hedge on November 20, 2019, at 1.585%. Under the terms of the interest rate swap agreements, the Bank pays a fixed interest rate and in return receives an interest payment based on the corresponding LIBOR index, which resets quarterly or monthly, depending on the hedge term. Concurrently, the Bank borrowed a fixed rate FHLB advance that will be renewed quarterly or monthly, as designated by the hedge agreement, at the fixed interest rate at that time. Effectiveness of the interest rate swap is evaluated quarterly with any ineffectiveness recognized as a gain or a loss on the income statement in noninterest income. A change in the fair value of the cash flow hedge created by the interest rate swap agreements is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At December 31, 2019, we recognized a $426,000 fair value asset as a result of the increase in market value of the interest rate swap agreements.

Stockholders’ Equity. Total stockholders’ equity increased $2.6 million, or 1.7% to $156.3 million at December 31, 2019 from $153.7 million at December 31, 2018. The increase in stockholders’ equity was primarily a result of $10.4 million in net income partially offset by the repurchase of 479,052 shares of stock at an aggregate cost of $7.4 million and $3.5 million in shareholder cash dividends. In addition, net stock-based compensation totaled $2.2 million and other comprehensive loss, net of tax, decreased $882,000 during the year ended December 31, 2019. Additional shares of common stock were issued from authorized shares due to the exercise of stock options and restricted stock awards in 2019 totaling 21,349 shares, resulting in a net decrease to stockholders’ equity of $72,000.

Comparison of Operating Results for the Years Ended December 31, 2019 and December 31, 2018

Net Interest Income. Net interest income in 2019 was $38.9 million, a $2.3 million or 5.5% decrease from $41.2 million in 2018, due primarily to an $6.0 million increase in interest expense partially offset by a $3.7 million increase in interest income. Interest income increased during the year ended December 31, 2019, primarily as a result of the $65.6 million growth in the average balance of net loans receivable and in particular, one-to-four family, commercial real estate and consumer loans. In addition, the average yield of interest-earning assets increased to 4.88% for the year ended December 31, 2019 from 4.83% for the year ended December 31, 2018. The increase in average assets was funded by a $63.8 million increase in average interest-bearing liabilities. The average cost of these funds increased to 1.92% for the year ended December 31, 2019 from 1.46% for the year ended December 31, 2018, primarily as a result of an increase in the targeted federal funds rate during the first six months of 2019, and to a lesser extent, higher deposit balances. Our interest-bearing liabilities reprice faster than our interest‑earning assets in response to changes in market interest rates, resulting in a 37 basis point reduction in our net interest margin to 3.19% for the year ended December 31, 2019, from 3.56% for the year ended December 31, 2019. For more information on this, see “Asset and Liability Management and Market Risk.”

The following table compares average interest-earning asset balances, associated yields, and resulting changes in interest and dividend income for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018		Change in Interest and Dividend Income
	Average Balance	Yield	Average Balance	Yield
	(Dollars in thousands)
Loans receivable, net	$1,061,367	5.15%	$995,810	5.13%	$3,509
Investments available-for-sale	139,354	3.11	141,100	2.92	203
Interest-earning deposits	13,634	2.15	11,628	1.74	91
FHLB stock	6,684	5.42	8,748	5.24	(96)
Total interest-earning assets	$1,221,039	4.88%	$1,157,286	4.83%	$3,707

During the year ended December 31, 2019, the $3.5 million increase in loan interest income was the result of a $65.6 million increase in the average balance of net loans receivable combined with a slight increase in the average loan yield of two basis points. The loan yield for the year ended December 31,2018, benefited from repayments of previously charged off notes, which contributed $1.0 million to loan interest income on loans with a zero book balance at the time of payoff.

Interest income from investments available-for-sale increased $203,000 during 2019 as a combined result of a $1.7 million increase in the average balance of our investments and a 19 basis point increase in the average yield to 3.11% from 2.92% during 2018. Our variable rate available-for-sale investments benefited from the increases in the targeted Fed Funds rate that occurred throughout 2018 and that outpaced the decreases in the targeted federal funds rate in the second half of 2019.

Interest income on interest-earning deposits increased $91,000 during the year ended December 31, 2019, primarily as a result of a $2.0 million increase in the average balance of these deposits, combined with a 41 basis point increase in the average yield to 2.15% for the year ended December 31, 2019 from 1.74% for the year ended December 31, 2018. The rate increase was the result of the increase in the Federal Reserve’s targeted federal funds rate during the initial six months of 2019.

The following table details average balances, cost of funds and the resulting increase in interest expense for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018		Change in Interest Expense
	Average Balance	Cost	Average Balance	Cost
	(Dollars in thousands)
Interest-bearing demand accounts	$50,519	0.21%	$40,360	0.20%	$29
Statement savings accounts	21,920	0.13	25,724	0.13	(5)
Money market accounts	329,008	1.53	326,075	1.09	1,477
Certificates of deposit, retail	410,992	2.32	350,603	1.66	3,724
Certificates of deposit, brokered	134,045	2.45	86,203	2.01	1,553
Advances from the FHLB	129,899	2.09	183,667	1.92	(804)
Total interest-bearing liabilities	$1,076,383	1.92%	$1,012,632	1.46%	$5,974

Interest expense increased $6.0 million to $20.7 million for the year ended December 31, 2019 from $14.7 million for the year ended December 31, 2018. The increase in interest expense during 2019 was primarily a result of the increase in the average cost of interest-bearing deposits of 55 basis points and the increase in the average cost of our FHLB borrowings of 17 basis points reflecting higher market interest rates. In support of our asset growth, the average balances of interest-bearing deposits increased by $117.5 million. The growth in our deposits more than met our funding needs, allowing the Bank to pay down certain FHLB advances, resulting in a $53.8 million decrease in the average balance of these borrowings for 2019.

The average cost of our retail deposits increased as a result of the continued strength in market interest rates that occurred during 2019. Money market interest expense increased by $1.5 million as a result of a $2.9 million increase in the average balance primarily due to continued branch growth, combined with a 44 basis point increase in the average cost of these funds. The cost of retail and brokered certificates of deposit increased by 66 and 44 basis points, respectively, as the rates required to compete for these deposits in the marketplace have increased in response to increases in the targeted federal funds rate. Our average balance of brokered certificates of deposit increased by $47.8 million during 2019 as opportunities to obtain short-term funding were utilized.

Provision for Loan Losses. Our recapture of provision for loan losses was $300,000 for the year ended December 31, 2019 as compared to $4.0 million for the year ended December 31, 2018, resulting in a decrease in the ALLL to total loans to 1.18% at December 31, 2019, as compared to 1.29% at December 31, 2018. The recapture in 2019 was primarily the result of a construction/land loan with a balance of $12.5 million at December 31, 2019, that was technically in default and classified as impaired, however, the Bank’s impairment analysis concluded there were no anticipated losses from the loan at this time, and therefore funds previously allocated in the ALLL to this loan were recaptured. In addition, although total loans increased, the impact to the provision from this loan growth was offset by a shift in our loan concentrations to lower risk categories and reduction in the risk factor related to the collateral on certain loan types. Further, our total adversely classified loans decreased to $629,000 at December 31, 2019 from $1.3 million at December 31, 2018. In comparison, the recapture of provision in 2018 was primarily the result of $4.5 million in net recoveries of previously charged off loans, partially reduced by the provision for loan losses required as a result of the $34.2 million increase in net loans receivable. Although our total loans evaluated for specific reserves increased by $9.8 million as impaired loans increased, the related specific reserves after evaluation declined to $31,000 at December 31, 2019 from $62,000 at December 31, 2018.

Noninterest Income. Noninterest income increased $1.3 million to $4.1 million for the year ended December 31, 2019 from $2.9 million for the year ended December 31, 2018. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Year Ended December 31, 2019	Change from December 31, 2018	Percentage Change
	(Dollars in thousands)
Deposit related fees	$733	$52	7.6%
Loan related fees	1,344	576	75.0
Gain on sale of investments, net	151	171	(855.0)
BOLI change in cash surrender value	994	180	22.1
Wealth management revenue	879	268	43.9
Other	40	16	66.7
Total noninterest income	$4,141	$1,263	43.9%

The largest change to our noninterest income was the $576,000 increase on loan related fees primarily as a result of a $320,000 increase in interest rate swap servicing fees. The Bank has an interest rate swap program for commercial loan customers, under which the customer participates in an interest rate swap with a third party broker institution for which the Bank receives a servicing fee that is recognized at the time the loan is originated. In addition, loan prepayment penalties increased by $290,000 for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

Wealth management revenue increased by $268,000 as a result of an increase in assets we manage and as a result of normal fluctuations in the timing and mix of commissions received on serviced accounts due to the nature and timing of the underlying investments. This line of business assists the Bank with providing options to our customers to better meet their financial needs. Total assets managed by our wealth management division increased to $96.0 million at December 31, 2019, from $64.8 million at December 31, 2018.

Our BOLI noninterest income increased by $180,000 for the year ended December 31, 2019, primarily as a result of the timing in recognizing policy expenses and dividends on new policies purchased in 2017 and 2018. Policy expenses were deducted from earnings over the first year subsequent to the purchase date of certain policies, partially reducing the noninterest income on our BOLI policies we otherwise would recognize. We recognized the net $994,000 increase in cash surrender value of these policies as noninterest income, which assists in offsetting expenses for employee benefits.

The Bank sold certain available-for-sale securities during the year ended December 31, 2019, resulting in a $151,000 gain. In comparison, sales of investments for the year ended December 31, 2018, resulted in a $20,000 loss. During 2019, selected securities were strategically sold, with the funds reinvested in securities and loans that were expected to improve the Company’s total return on investments. The timing of these sales resulted in net gains, and in most instances, with proceeds reinvested into securities with superior anticipated yields.

Deposit related fees of $733,000 were recorded for the year ended December 31, 2019, a $52,000 increase over the prior year. As a result of our deposit growth and corresponding increase in customer transactions, our transactional based fee revenue also increased.

Noninterest Expense. Noninterest expense increased $957,000 to $30.4 million for the year ended December 31, 2019 from $29.5 million for the year ended December 31, 2018. The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Year Ended December 31, 2019	Change from December 31, 2018	Percentage Change
	(Dollars in thousands)
Salaries and employee benefits	$19,595	$293	1.5%
Occupancy and equipment	3,712	429	13.1
Professional fees	1,690	152	9.9
Data processing	2,031	639	45.9
OREO related expenses, net	34	27	385.7
Regulatory assessments	307	(195)	(38.8)
Insurance and bond premiums	375	(68)	(15.3)
Marketing	339	(5)	(1.5)
Other general and administrative	2,335	(315)	(11.9)
Total noninterest expense	$30,418	$957	3.2%

The primary contributor to the increase in noninterest expense was our continued focus on product and branch expansion. For the year ended December 31, 2019, salaries and employee benefits increased by $293,000, as compared to the previous year, to $19.6 million partially as a result of $541,000 in normal wage increases combined with severance and related benefits for a terminated employee. These increases were partially offset by a $357,000 reduction in stock based compensation.

Occupancy and equipment expense increased $429,000 to $3.7 million during 2019 primarily as a result of the addition of two new branch locations in 2019. Lease expense increased by $188,000 and depreciation expense increased by $134,000, primarily as a result of additional leasehold improvements and fixed assets related to opening the new branches.

Data processing expense increased by $639,000 in support of continued growth of our loan and deposit accounts. In addition, the completion of our new online banking platform, incurred both one-time costs and an increase in monthly core processor service fees.

Partially offsetting these increases, our regulatory expenses decreased by $195,000 for 2019, as compared to 2018, as a result of the application of $282,000 in small bank assessment credits to offset a portion of our quarterly expense. Further reducing our noninterest expense for 2019, as compared to 2018, the Bank received a $125,000 insurance settlement for a $225,000 wire related fraud that was recognized in other general and administrative expense in 2019.

Federal Income Tax Expense. We recorded a $2.6 million federal income tax provision for 2019, compared to $3.7 million for 2018. The decrease in federal income tax provision for 2019 was primarily the result of a $5.7 million decrease in pretax net income.

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

	Year Ended December 31,
	2019			2018			2017
	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost	Average Balance (1)	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Interest-earnings assets:
Loans receivable, net	$1,061,367	$54,636	5.15%	$995,810	$51,127	5.13%	$878,449	$43,607	4.96%
Investments available-for-sale	139,354	4,329	3.11	141,100	4,126	2.92	134,105	3,504	2.61
Interest-earning deposits	13,634	293	2.15	11,628	202	1.74	22,194	237	1.07
FHLB stock	6,684	362	5.42	8,748	458	5.24	8,914	296	3.32
Total interest-earning assets	1,221,039	59,620	4.88	1,157,286	55,913	4.83	1,043,662	47,644	4.57
Noninterest earning assets	73,125			70,110			64,994
Total average assets	$1,294,164			$1,227,396			$1,108,656
Interest-bearing liabilities:
Interest-bearing demand accounts	$50,519	$108	0.21%	$40,360	$79	0.20%	$25,267	$73	0.29%
Statement savings accounts	21,920	29	0.13	25,724	34	0.13	28,160	42	0.15
Money market accounts	329,008	5,027	1.53	326,075	3,550	1.09	247,770	1,779	0.72
Certificates of deposit, retail	410,992	9,549	2.32	350,603	5,825	1.66	345,981	4,362	1.26
Certificates of deposit, brokered	134,045	3,283	2.45	86,203	1,730	2.01	75,488	1,261	1.67
Total deposits	946,484	17,996	1.90	828,965	11,218	1.35	722,666	7,517	1.04
Advances from the FHLB and other borrowings	129,899	2,716	2.09	183,667	3,520	1.92	192,227	2,505	1.30
Total interest-bearing liabilities	1,076,383	20,712	1.92	1,012,632	14,738	1.46	914,893	10,022	1.10
Noninterest bearing liabilities	63,689			63,619			51,116
Average equity	154,092			151,145			142,647
Total average liabilities and equity	$1,294,164			$1,227,396			$1,108,656
Net interest income		$38,908			$41,175			$37,622

Net interest margin			3.19%			3.56%			3.60%
Ratio of average interest-
earning assets to average
interest-bearing liabilities	113.44%			114.28%			114.07%
________________
(1) The average loans receivable, net balances include nonaccruing loans and deferred fees.

Yields Earned and Rates Paid

The following table presents the weighted-average yields earned on our assets and the weighted-average interest rates paid on our liabilities, together with the net yield on interest-earning assets and liabilities, for the dates indicated.

	Weighted Average Yield at December 31, 2019	Net Yield Year Ended December 31,
		2019	2018	2017
Yield on interest-earning assets:
Loans receivable, net	4.84%	5.15%	5.13%	4.96%
Investment securities available-for-sale	2.94	3.11	2.92	2.61
Interest-earning deposits	1.52	2.15	1.74	1.07
FHLB stock	—	5.42	5.24	3.32
Total interest-earning assets	4.57	4.88	4.83	4.57
Rate paid on interest-bearing liabilities:
Interest-bearing demand accounts	0.18	0.21	0.20	0.29
Statement savings accounts	0.13	0.13	0.13	0.15
Money market accounts	1.53	1.53	1.09	0.72
Certificates of deposit, retail	2.36	2.32	1.66	1.26
Certificates of deposit, brokered	1.93	2.45	2.01	1.67
Total interest-bearing deposits	1.81	1.90	1.35	1.04
Advances from the FHLB and other borrowings	1.63	2.09	1.92	1.30
Total interest-bearing liabilities	1.79	1.92	1.46	1.10
Interest rate spread	2.78	2.96	3.37	3.47
Net interest margin	N/A	3.19	3.56	3.60

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

	Year Ended December 31, 2019 Compared to December 31, 2018 Change in Interest			Year Ended December 31, 2018 Compared to December 31, 2017 Change in Interest
	2019			2018
	Rate	Volume	Total	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$143	$3,366	$3,509	$1,694	$5,826	$7,520
Investments available-for-sale	254	(51)	$203	439	183	$622
Interest-earning deposits	56	35	$91	78	(113)	$(35)
FHLB stock	12	(108)	$(96)	168	(6)	$162
Net change in interest income	465	3,242	3,707	2,379	5,890	8,269

Interest-bearing liabilities:
Interest-bearing demand accounts	$9	$20	$29	$(38)	$44	$6
Statement savings accounts	—	(5)	$(5)	(4)	(4)	$(8)
Money market accounts	1,445	32	$1,477	1,209	562	$1,771
Certificates of deposit, retail	2,721	1,003	$3,724	1,405	58	$1,463
Certificates of deposit, brokered	593	960	$1,553	290	179	$469
Advances from the FHLB	226	(1,030)	$(804)	1,127	(112)	$1,015
Net change in interest expense	4,994	980	5,974	3,989	727	4,716
Net change in net interest income	$(4,529)	$2,262	$(2,267)	$(1,610)	$5,163	$3,553

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

We have utilized the following strategies in our efforts to manage interest rate risk:

•	we are originating shorter term, higher yielding loans, whenever possible;

•	we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-term assets;

•	we have invested in securities with relatively short average lives, generally less than eight years;

•	we have added adjustable-rate loans to our loan portfolio;

•	we have added brokered certificates of deposit with a call option as a funding source; and

•	we have utilized interest rate swaps to effectively fix the rate on $75.0 million of FHLB advances.

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third party consultant with over 30 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of our operations to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust. Approximately 55.8% of our net loans were adjustable-rate loans at December 31, 2019. At that date, $359.0 million, or 57.3%, of these loans with a weighted-average interest rate of 4.80% were at their floor interest rate. The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates. However, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Further, in the event of a significant change in interest rates, prepayment and early withdrawal levels would likely deviate from those assumed. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

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

Our income simulation model examines changes in net interest income in scenarios where interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100 basis points. A decline by 200 and 300 basis points is not reported as the current targeted federal funds rate is between 1.50% and 1.75%.

The following table illustrates the estimated change in our net interest income over the next 12 months from December 31, 2019, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Interest Rate Simulation Impact on Net Interest Income for the year ended December 31, 2019
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$38,752	0.22%
+200	38,682	0.04
+100	38,604	(0.16)
Base	38,666	—
(100)	38,664	(0.01)

The following table illustrates the change in our net portfolio value (“NPV”) at December 31, 2019 that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point Change in Rates (1)	Net Portfolio Value (2)			Net Portfolio as % of Portfolio Value of Assets		Market Value of Assets (6)
	Amount	$ Change (3)	% Change	NPV Ratio (4)	% Change (5)
	(Dollars in thousands)
+300	$118,480	$(27,621)	(18.91)%	9.48%	(2.07)%	$1,250,209
+200	127,775	(18,326)	(12.54)	10.00	(1.37)	1,278,287
+100	138,549	(7,552)	(5.17)	10.59	(0.56)	1,308,880
Base	146,101	—	—	10.92	—	1,337,311
(100)	147,786	1,685	1.15	10.85	0.13	1,361,592
__________

(1)	No rates in the model are allowed to go below zero. Given the relatively low level of market interest rates, a calculation for a decrease of greater than 100 basis points has not been prepared.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or agency or mortgage-backed securities. On a longer term basis, we maintain a strategy of investing in various lending products as described in greater detail under Item 1. “Business – Lending Activities.” At December 31, 2019, the undisbursed portion of construction LIP totaled $89.6 million and unused lines of credit were $38.1 million. In addition, we had commitments to originate loans of $2.0 million that includes a $230,000 standby letter of credit. We use our sources of funds primarily to meet ongoing commitments, to pay maturing certificates of deposit and withdrawals on other deposit accounts, to fund loan commitments, and to maintain our portfolio of investment securities. Certificates of deposit scheduled to mature in one year or less at December 31, 2019 totaled $222.1 million. Management’s policy is to maintain deposit rates at levels that are competitive with other local financial institutions. Based on historical experience, we believe that a significant portion of maturing certificates of deposit will remain with First Financial Northwest Bank. As further funding sources, we had the ability at December 31, 2019 to borrow an additional $451.0 million from the FHLB, $80.1 million from the FRB and $35.0 million from unused lines of credit with other financial institutions to meet commitments and for liquidity purposes. See the Consolidated Statements of Cash Flows in Item 8 of this report for further details on our cash flow activities.

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

Capital

Our total stockholders’ equity was $156.3 million at December 31, 2019. Consistent with our goal to operate a sound and profitable financial organization we will actively seek to maintain the Bank as a “well capitalized” institution in accordance with regulatory standards. As of December 31, 2019, First Financial Northwest Bank exceeded all regulatory capital requirements. Regulatory capital ratios for First Financial Northwest Bank were as follows as of December 31, 2019: Total capital to risk-weighted assets was 14.38%; Tier 1 capital and Common equity tier 1 capital to risk-weighted assets was 13.13%; and Tier 1 capital to total assets was 10.27%. At December 31, 2019, First Financial Northwest Bank met the financial ratios to be considered well-capitalized under the regulatory guidelines. See Item 1. “Business – How We Are Regulated – Regulation and Supervision of First Financial Northwest Bank – Capital Requirements.”

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2019 and 2018, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to advance additional amounts pursuant to outstanding lines of credit, and to disburse funds related to our construction loans at December 31, 2019.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$2,038	$1,808	$230	$—	$—
Unused portion of lines of credit	38,120	14,203	5,993	2,476	15,448
Undisbursed portion of construction loans	89,570	39,281	48,362	1,927	—
Total commitments	$129,728	$55,292	$54,585	$4,403	$15,448

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation or liquidity.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table presents a summary of significant contractual obligations as of December 31, 2019, maturing as indicated:

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(In thousands)
Deposits (1)	$222,589	$232,295	$65,233	$—	$520,117
Term debt	137,700	—	—	—	137,700
Other long-term liabilities (2)	138	276	309	738	1,461
Lease commitments	609	832	521	532	2,494
Total contractual obligations	$361,036	$233,403	$66,063	$1,270	$661,772
___________

(1)	Deposit accounts with indeterminate maturities, such as noninterest bearing, interest-bearing demand, savings and money market accounts are reflected as obligations due in less than one year.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of First Financial Northwest, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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
March 12, 2020

We have served as the Company’s auditor since 2009.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2019	2018
Assets

Cash on hand and in banks	$10,094	$8,122
Interest-earning deposits with banks	12,896	8,888
Investments available-for-sale, at fair value	136,601	142,170
Loans receivable, net of allowance of $13,218 and $13,347	1,108,462	1,022,904
Federal Home Loan Bank (“FHLB”) stock, at cost	7,009	7,310
Accrued interest receivable	4,138	4,068
Deferred tax assets, net	1,501	1,844
Other real estate owned (“OREO”)	454	483
Premises and equipment, net	22,466	21,331
Bank owned life insurance (“BOLI”), net	31,982	29,841
Prepaid expenses and other assets	2,216	3,458
Right of use asset (“ROU”)	2,209	—
Goodwill	889	889
Core deposit intangible	968	1,116
Total assets	$1,341,885	$1,252,424

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing deposits	$52,849	$46,108
Interest-bearing deposits	980,685	892,924
Total deposits	$1,033,534	$939,032
FHLB advances	137,700	146,500
Advance payments from borrowers for taxes and insurance	2,921	2,933
Lease liability	2,279	—
Accrued interest payable	285	478
Other liabilities	8,847	9,743
Total liabilities	$1,185,566	$1,098,686

Commitments and contingencies (Note 15)

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares, no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 10,252,953 shares at December 31, 2019, and 10,710,656 shares at December 31, 2018	103	107
Additional paid-in capital	87,370	93,773
Retained earnings, substantially restricted	73,321	66,343
Accumulated other comprehensive loss, net of tax benefit	(1,371)	(2,253)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,104)	(4,232)
Total stockholders’ equity	$156,319	$153,738
Total liabilities and stockholders’ equity	$1,341,885	$1,252,424
See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except share data)

	Year Ended December 31,
	2019	2018
Interest income
Loans, including fees	$54,636	$51,127
Investments available-for-sale	4,329	4,126
Interest-earning deposits	293	202
Dividends on FHLB stock	362	458
Total interest income	$59,620	$55,913
Interest expense
Deposits	17,996	11,218
FHLB advances	2,716	3,520
Total interest expense	$20,712	$14,738
Net interest income	38,908	41,175
Recapture of provision for loan losses	(300)	(4,000)
Net interest income after recapture of provision for loan losses	$39,208	$45,175
Noninterest income
Net gain (loss) on sale of investments	151	(20)
BOLI income	994	814
Wealth management revenue	879	611
Deposit related fees	733	681
Loan related fees	1,344	768
Other	40	24
Total noninterest income	$4,141	$2,878
Noninterest expense
Salaries and employee benefits	19,595	19,302
Occupancy and equipment	3,712	3,283
Professional fees	1,690	1,538
Data processing	2,031	1,392
OREO related expenses, net	34	7
Regulatory assessments	307	502
Insurance and bond premiums	375	443
Marketing	339	344
Other general and administrative	2,335	2,650
Total noninterest expense	$30,418	$29,461
Income before provision for federal income taxes	12,931	18,592
Federal income tax provision	2,562	3,693
Net income	$10,369	$14,899

Basic earnings per common share	$1.04	$1.44
Diluted earnings per common share	$1.03	$1.43
Basic weighted average number of common shares outstanding	9,976,056	10,306,835
Diluted weighted average number of common shares outstanding	10,075,906	10,424,187

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018
	(In thousands)
Net income	$10,369	$14,899
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on available-for-sale securities	2,504	(1,834)
Tax (provision) benefit	(526)	385
Reclassification adjustment for net (gains) losses realized in income	(151)	20
Tax benefit (provision)	32	(4)
(Losses) gains on cash flow hedge	(1,237)	137
Tax benefit (provision)	260	(29)
Other comprehensive income (loss), net of tax	$882	$(1,325)
Total comprehensive income	$11,251	$13,574

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2017	10,748,437	$107	$94,173	$54,642	$(928)	$(5,360)	142,634
Net income	—	—	—	14,899	—	—	14,899
Other comprehensive loss	—	—	—	—	(1,325)	—	(1,325)
Exercise of stock options	137,940	1	1,364	—	—	—	1,365
Issuance of common stock - restricted stock awards, net	30,179	1	(41)	—	—	—	(40)
Compensation related to stock options and restricted stock awards	—	—	650	—	—	—	650
Allocation of 112,853 ESOP shares	—	—	778	—	—	1,128	1,906
Repurchase and retirement of common stock	(203,900)	(2)	(3,151)	—	—	—	(3,153)
Canceled common stock - restricted stock awards	(2,000)	—	—	—	—	—	—
Cash dividends declared and paid ($0.31 per share)	—	—	—	(3,198)	—	—	(3,198)
Balances at December 31, 2018	10,710,656	107	93,773	66,343	(2,253)	(4,232)	153,738
Net income	—	—	—	10,369	—	—	10,369
Other comprehensive income	—	—	—	—	882	—	882
Exercise of stock options	2,000	—	21	—	—	—	21
Issuance of common stock - restricted stock awards, net	25,278	—	(93)	—	—	—	(93)
Compensation related to stock options and restricted stock awards	—	—	501	—	—	—	501
Allocation of 112,853 ESOP shares	—	—	570	—	—	1,128	1,698
Repurchase and retirement of common stock	(479,052)	(4)	(7,402)	—	—	—	(7,406)
Canceled common stock - restricted stock awards	(5,929)	—	—	—	—	—	—
Cash dividends declared and paid ($0.35 per share)	—	—	—	(3,478)	—	—	(3,478)
Beginning balance adjustment from adoption of Topic 842	—	—	—	87	—	—	87
Balances at December 31, 2019	10,252,953	$103	$87,370	$73,321	$(1,371)	$(3,104)	$156,319

See accompanying notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$10,369	$14,899
Adjustments to reconcile net income to net cash provided by operating activities
Recapture of provision for loan losses	(300)	(4,000)
OREO market value adjustments	29	—
Net amortization of premiums and discounts on investments	835	1,022
(Gain) loss on sale of investments available-for-sale	(151)	20
Depreciation of premises and equipment	1,840	1,630
Loss on sale of premises and equipment	5	—
Decrease (increase) in deferred federal income taxes	109	(281)
Allocation of ESOP shares	1,698	1,906
Stock compensation expense	501	650
Increase in cash surrender value of BOLI	(994)	(814)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	153	2,567
Right of use asset	(2,209)	—
Advance payments from borrowers for taxes and insurance	(12)	418
Accrued interest receivable	(70)	16
Lease liability	2,279	—
Accrued interest payable	(193)	152
Other liabilities	(809)	491
Net cash provided by operating activities	$13,080	$18,676
Cash flows from investing activities:
Proceeds from sales and call of investments	14,260	17,159
Principal repayments on investments	7,395	7,078
Purchases of investments	(14,417)	(37,021)
Net increase in loans receivable	(85,258)	(30,242)
Purchases of premises and equipment	(2,980)	(2,347)
Redemption of FHLB stock	301	2,572
Proceeds from BOLI	310	—
Purchase of BOLI	(1,457)	—
Net cash used in investing activities	$(81,846)	$(42,801)
Cash flows from financing activities:
Net increase in deposits	94,502	99,530
Advances from the FHLB	350,200	187,500
Repayments of advances from the FHLB	(359,000)	(257,000)
Proceeds from stock options exercises	21	1,365
Net share settlement of stock awards	(93)	(40)
Repurchase and retirement of common stock	(7,406)	(3,153)
Dividends paid	(3,478)	(3,198)
Net cash provided by financing activities	$74,746	$25,004
continued

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
Net increase in cash and cash equivalents	$5,980	$879
Cash and cash equivalents at beginning of year	17,010	16,131
Cash and cash equivalents at end of year	$22,990	$17,010

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,383	$14,586
Federal income taxes	2,175	3,890
Noncash transactions:
Change in unrealized gain (loss) on investments available-for-sale	2,353	(1,814)
Change in unrealized (losses) gain on cash flow hedge	(1,237)	137
Initial recognition of right-of-use asset	2,762	—
Initial recognition of lease liability	2,762	—

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

First Financial Northwest Bank is a community-based commercial bank primarily serving King and Snohomish Counties, and to a lesser extent, Pierce and Kitsap Counties, Washington. In King County, the headquarters and full-service banking office, as well as one branch office, are located in Renton. Additional King County branch offices are located in Bellevue, Woodinville, Bothell, and Kent. In Snohomish County, five additional branch offices serve Mill Creek, Edmonds, Clearview, Smokey Point, and Lake Stevens. First Financial Northwest Bank’s business consists of attracting deposits from the public and utilizing these deposits to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business and consumer loans.

First Financial Diversified Corporation (“FFD”), a wholly-owned subsidiary of First Financial Northwest, held a portfolio of one-to-four family, land and consumer loans that were serviced by the Bank, however, at December 31, 2019, FFD’s loan portfolio had been fully paid off.

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

Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2019 for potential recognition or disclosure. For more information, see Note 19 - Subsequent Events.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and in banks, interest-bearing deposits and federal funds sold all with maturities of three months or less.

The Bank is required to maintain an average reserve balance with the FRB or maintain such reserve balance in the form of cash. At December 31, 2019, a $750,000 reserve was required and was maintained with the FRB. At December 31, 2018, cash balances were sufficient where no additional reserve was required.

Investments

Investments are classified into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. We had no held-to-maturity or trading securities at December 31, 2019, or 2018. Investments are categorized as held-to-maturity when we have the positive intent and ability to hold them to maturity.

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

When a loan is identified as impaired, its impairment is measured using the present value of expected future cash flows, discounted at the loan’s effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, the Company uses an observable market price or current fair value of the collateral, less certain completion costs and closing costs when foreclosure is probable, instead of discounted cash flows. The Company obtains annual updated appraisals for impaired collateral dependent loans that exceed $1.0 million. In addition, the Company may order appraisals on properties not included within these guidelines when there are extenuating circumstances where the Company is not otherwise able to determine the fair value of the property. Appraised values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or management’s expertise and knowledge of the borrower. If management determines that the value of the impaired loan is less than the recorded investment in the loan, an impairment is recognized through an allowance estimate or a charge-off to the ALLL.

Troubled Debt Restructurings

Certain loan modifications or restructurings are accounted for as troubled debt restructurings (“TDR”). In general, the modification or restructuring of a debt is considered a TDR if, for economic or legal reasons related to the borrower’s financial difficulties, a concession is granted to the borrower that the Company would not otherwise consider. Examples of these modifications or restructurings include advancement of maturity date, accepting interest only payments for a period of time, or granting an interest rate concession for a period of time. The impaired portion of the loan with an interest rate concession and/or interest-only payments for a specific period of time are calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate. The effective interest rate is the rate of return implicit on the original loan. This impaired amount reduces the ALLL and a valuation allowance is established to reduce the loan balance. As loan payments are received in future periods, the ALLL entry is reversed and the valuation allowance is reduced utilizing the level-yield method over the modification period. A loan that is determined to be classified as a TDR is generally reported as a TDR until the loan is paid in full or otherwise settled, sold, or charged-off.

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

Advertising Expenses

Advertising costs are generally expensed as incurred and are not material.

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

Derivatives

The Company designates certain interest rate swap agreements as a cash flow hedge, and as such, reports the net fair value as an asset or liability. The hedge is utilized to mitigate the risk of variability in future interest payments. The fair value of the cash flow hedge is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation. The derivative is marked to its fair value, with the change in fair value recorded as other comprehensive income or loss. The gain or loss on the derivative is reclassified into earnings in the same income statement line item that is used to present the earnings effect of the hedged item.

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

Recent Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires lessees to recognize on the balance sheet the assets and liabilities arising from operating leases. In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842) to address the comparative reporting requirements when this ASU is adopted. In March 2019, FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements. Under these ASUs, a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. A lessee should include payments to be made in an optional period only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. For a finance lease, interest payments should be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income. For operating leases, the lease cost should be allocated over the lease term on a generally straight-line basis. The Company adopted this ASU on January 1, 2019, and according to ASU 2018-11, elected to recognize the related

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cumulative-effect adjustment as an adjustment to the opening balance of retained earnings. Adoption of ASU 2016-02 resulted in the addition of a right-of-use asset and lease liability related to certain banking offices under noncancelable operating lease agreements. The resulting increase did not have a material impact on the Company’s consolidated financial statements or regulatory capital ratios. For more information see Note 10 - Leases.

In March 2017, FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. The Company adopted this ASU as of January 1, 2019, with no material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued in June 2016. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. This ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted for smaller reporting companies, such as the Company. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to the ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. ASU 2019-05 issued in April 2019 further provides that entities that have certain financial instruments measured at amortized cost that has credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU is effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. The Company is in the process of compiling historical and industry data that will be used to calculate expected credit losses on the loan portfolio to ensure that it is fully compliant with the ASU at the adoption date and is evaluating the potential impact adoption of this ASU will have on its consolidated financial statements. The Company intends to adopt ASU 2016-13 in the first quarter of 2023, and as a result, the ALLL may increase. Until the evaluation is complete, however, the magnitude of the increase will not be known.

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

In April 2019, FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments--Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This ASU provides clarification and guidance on recently issued ASUs regarding recognition and measurement of financial assets, credit losses on financial instruments and accounting for derivatives and hedging activities. This ASU is effective for fiscal years beginning after December 15, 2019 for the portions related to topics 326 and 825. For the portion related to topic 815, this ASU is effective for concurrent adoption with ASU 2016-13. Adoption of ASU 2019-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2019, FASB issued ASU 2019-05, Financial Instruments--Credit Losses (Topic 326), Targeted Transition Relief. The amendments in this ASU provide entities that have certain financial instruments measured at amortized cost that have credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). This ASU simplifies the accounting for income taxes by removing the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items, removing the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and removing the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

Note 2 - Investments

The following tables summarize the amortized cost and fair value of investments available-for-sale at December 31, 2019 and 2018, and the corresponding amounts of gross unrealized gains and losses.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$15,605	$128	$(104)	$15,629
Freddie Mac	4,196	96	—	4,292
Ginnie Mae	23,239	140	(329)	23,050
Other	11,407	66	(25)	11,448
Municipal bonds	10,675	272	(36)	10,911
U.S. Government agencies	46,672	13	(935)	45,750
Corporate bonds	25,500	372	(351)	25,521
	$137,294	$1,087	$(1,780)	$136,601

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$24,276	$24	$(657)	$23,643
Freddie Mac	6,351	10	(74)	6,287
Ginnie Mae	23,311	—	(1,250)	22,061
Other	8,983	17	(21)	8,979
Municipal bonds	10,615	49	(120)	10,544
U.S. Government agencies	48,190	73	(825)	47,438
Corporate bonds	23,490	399	(671)	23,218
	$145,216	$572	$(3,618)	$142,170

There were no investments classified as held-to-maturity at December 31, 2019 or 2018.

The amortized cost and estimated fair value of investments available-for-sale at December 31, 2019, by expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage‑backed investments are shown separately.

	December 31, 2019
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$496	$498
Due after one year through five years	6,597	6,738
Due after five years through ten years	18,664	18,613
Due after ten years	57,090	56,333
	82,847	82,182
Mortgage-backed investments	54,447	54,419
	$137,294	$136,601

Under Washington State law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held. Investments with a carrying value of $19.0 million and $15.6 million were pledged as collateral for public deposits at December 31, 2019, and 2018, respectively, both of which exceeded the minimum collateral requirements established by the Washington Public Deposit Protection Commission. At December 31, 2019, and 2018, there were no investments pledged as collateral for FHLB advances.

Sales and other redemptions of available-for-sale investments were as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Proceeds	$14,260	$17,159
Gross gains	190	9
Gross losses	(39)	(29)

The following tables summarize the aggregate fair value and gross unrealized loss by length of time those investments have been continuously in an unrealized loss position at December 31, 2019 and 2018.

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$8,340	$(104)	$—	$—	$8,340	$(104)
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	156	—	12,921	(329)	13,077	(329)
Other	2,843	(7)	6,000	(18)	8,843	(25)
Municipal bonds	3,257	(36)	—	—	3,257	(36)
U.S. Government agencies	12,266	(201)	31,490	(734)	43,756	(935)
Corporate bonds	1,996	(12)	7,161	(339)	9,157	(351)
	$28,858	$(360)	$57,572	$(1,420)	$86,430	$(1,780)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$5,480	$(32)	$16,721	$(625)	$22,201	$(657)
Freddie Mac	1,994	(23)	3,185	(51)	5,179	(74)
Ginnie Mae	2,867	(8)	19,194	(1,242)	22,061	(1,250)
Other	6,008	(21)	—	—	6,008	(21)
Municipal bonds	4,161	(46)	934	(74)	5,095	(120)
U.S. Government agencies	5,985	(13)	30,779	(812)	36,764	(825)
Corporate bonds	—	—	6,828	(671)	6,828	(671)
	$26,495	$(143)	$77,641	$(3,475)	$104,136	$(3,618)

At December 31, 2019, and 2018, the Company had 37 and 51 securities, respectively, with a gross unrealized loss position. Management reviewed the financial condition of the entities underlying the securities at both December 31, 2019, and December 31, 2018, and determined that no OTTI was required. Management believes that, while actual fluctuation in unrealized losses will occur over the life of an investment security, the temporary impairment on the investment securities that were in an unrealized loss position at December 31, 2019 and 2018, will be incrementally relieved as the individual investment securities approach their respective contractual maturity dates. The unrealized losses relate principally to the general change in interest rate and illiquidity, and not credit quality. As management does not intend to sell the security, and it is likely that it will not be required to sell the security before its anticipated recovery, no declines are deemed to be other-than-temporary.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable net of loans in process (“LIP”) at December 31, 2019, and 2018 are summarized as follows:

	December 31,
	2019	2018
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$210,898	$194,141
Permanent non-owner occupied	161,630	147,825
	372,528	341,966
Multifamily:
Permanent	172,915	169,355
	172,915	169,355
Commercial real estate:
Permanent	395,152	373,798
	395,152	373,798
Construction/land: (1)
One-to-four family residential	44,491	51,747
Multifamily	40,954	40,502
Commercial	19,550	9,976
Land	8,670	6,629
	113,665	108,854

Business	37,779	30,486
Consumer	30,199	12,970
Total loans	1,122,238	1,037,429
Less:
Deferred loan fees, net	558	1,178
Allowance for loan and lease losses ("ALLL")	13,218	13,347
Loans receivable, net	$1,108,462	$1,022,904
____________

(1)
Included in the construction/land category are “rollover” loans, which are loans that will convert upon completion of the construction period to permanent loans. At that time, the loans will be classified according to the underlying collateral. In addition, raw land or buildable lots, where the Company does not intend to finance the construction are included in the construction/land category. At December 31, 2019, we classified $38.6 million of multifamily loans, $8.7 million of commercial land loans, $3.5 million of one-to-four family residential and $18.3 million of commercial real estate loans as construction/land loans to facilitate the review of the composition of our loan portfolio. At December 31, 2018, $25.2 million of multifamily loans, $6.2 million of commercial land loans, $602,000 one-to-four family residential and $10.0 million of commercial real estate loans were reclassified to the construction/land category.

At December 31, 2019, and 2018, there were no loans classified as held for sale.

Concentrations of credit. Most of the Bank’s lending activity occurs within the state of Washington. The primary market areas include King and to a lesser extent Pierce, Snohomish and Kitsap counties. At December 31, 2019, the Company’s loan portfolio consists of one-to-four family residential loans which comprised 33.2%, commercial real estate and multifamily loans were 35.2% and 15.4%, respectively, and construction/land loans were 10.1% of the total loan portfolio. Consumer and business loans accounted for the remaining 6.1% of the loan portfolio. Included in the one-to-four family residential, multifamily, and commercial real estate loan portfolios at December 31, 2019 were $432,000, $8.4 million, and $78.0 million, respectively, to the Company’s five largest borrowing relationships.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company originates both adjustable and fixed interest rate loans. The composition of loans receivable at December 31, 2019, and 2018, was as follows:

December 31, 2019
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$29,997	Due within one year	$297,221
After one year through three years	63,055	After one year through three years	102,248
After three years through five years	68,659	After three years through five years	137,487
After five years through ten years	126,762	After five years through ten years	86,404
Thereafter	207,055	Thereafter	3,350
	$495,528		$626,710

December 31, 2018
Fixed Rate		Adjustable Rate
Term to Maturity	Principal Balance	Term to Rate Adjustment	Principal Balance
(In thousands)
Due within one year	$44,445	Due within one year	$248,739
After one year through three years	53,076	After one year through three years	98,652
After three years through five years	56,194	After three years through five years	105,929
After five years through ten years	125,884	After five years through ten years	112,449
Thereafter	192,061	Thereafter	—
	$471,660		$565,769

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

As of December 31, 2019, and 2018, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at December 31, 2019, and 2018 by type and risk category:

	December 31, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass	$371,363	$170,810	$394,627	$101,141	$37,779	$30,199	$1,105,919
Special mention	536	2,105	525	12,524	—	—	15,690
Substandard	629	—	—	—	—	—	629
Total	$372,528	$172,915	$395,152	$113,665	$37,779	$30,199	$1,122,238

	December 31, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass	$339,310	$169,355	$372,690	$108,854	$30,486	$12,926	$1,033,621
Special mention	1,737	—	782	—	—	—	2,519
Substandard	919	—	326	—	—	44	1,289
Total	$341,966	$169,355	$373,798	$108,854	$30,486	$12,970	$1,037,429

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At or For the Year Ended December 31, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$3,387	$1,680	$4,777	$2,331	$936	$236	$13,347
Charge-offs	—	—	—	—	—	—	—
Recoveries	73	45	—	—	—	53	171
(Recapture) provision	(426)	(118)	(218)	(109)	204	367	(300)
Ending balance	$3,034	$1,607	$4,559	$2,222	$1,140	$656	$13,218

General reserve	$3,003	$1,607	$4,559	$2,222	$1,140	$656	$13,187
Specific reserve	31	—	—	—	—	—	31

Loans:
Total Loans	$372,528	$172,915	$395,152	$113,665	$37,779	$30,199	$1,122,238
Loans collectively evaluated for impairment (1)	$368,453	170,810	393,886	101,141	37,779	30,199	1,102,268
Loans individually evaluated for impairment (2)	4,075	2,105	1,266	12,524	—	—	19,970
____________
(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

	At or For the Year Ended December 31, 2018
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
ALLL:	(In thousands)
Beginning balance	$2,837	$1,820	$4,418	$2,816	$694	$297	$12,882
Charge-offs	—	—	—	—	—	—	—
Recoveries	4,279	—	14	171	—	1	4,465
(Recapture) provision	(3,729)	(140)	345	(656)	242	(62)	(4,000)
Ending balance	$3,387	$1,680	$4,777	$2,331	$936	$236	$13,347

General reserve	$3,328	$1,680	$4,774	$2,331	$936	$236	$13,285
Specific reserve	59	—	3	—	—	—	62

Loans:
Total Loans	$341,966	$169,355	$373,798	$108,854	$30,486	$12,970	$1,037,429
Loans collectively evaluated for impairment (1)	334,644	169,355	371,058	108,854	30,486	12,883	1,027,280
Loans individually evaluated for impairment (2)	7,322	—	2,740	—	—	87	10,149
_____________
(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due Loans. At December 31, 2019, total past due loans comprised 0.19% of total loans as compared to 0.08% at December 31, 2018.

The following tables represent a summary at December 31, 2019, and 2018, of the aging of loans by type:

	Loans Past Due as of December 31, 2019
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$79	$—	$—	$79	$210,819	$210,898
Non-owner occupied	—	—	—	—	161,630	161,630
Multifamily	2,105	—	—	2,105	170,810	172,915
Commercial real estate	—	—	—	—	395,152	395,152
Construction/land	—	—	—	—	113,665	113,665
Total real estate	2,184	—	—	2,184	1,052,076	1,054,260
Business	—	—	—	—	37,779	37,779
Consumer	—	—	—	—	30,199	30,199
Total	$2,184	$—	$—	$2,184	$1,120,054	$1,122,238
_________________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2019.

	Loans Past Due as of December 31, 2018
	30-59 Days	60-89 Days	90 Days and Greater	Total	Current	Total Loans (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$223	$—	$272	$495	$193,646	$194,141
Non-owner occupied	—	—	—	—	147,825	147,825
Multifamily	—	—	—	—	169,355	169,355
Commercial real estate	—	—	326	326	373,472	373,798
Construction/land	—	—	—	—	108,854	108,854
Total real estate	223	—	598	821	993,152	993,973
Business	—	—	—	—	30,486	30,486
Consumer	—	—	—	—	12,970	12,970
Total	$223	$—	$598	$821	$1,036,608	$1,037,429
________________________
(1) There were no loans 90 days past due and still accruing interest at December 31, 2018.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonaccrual Loans. The following table is a summary of nonaccrual loans at December 31, 2019, and 2018, by type of loan:

	December 31,
	2019	2018
	(In thousands)
One-to-four family residential	$95	$382
Commercial real estate	—	326
Consumer	—	44
Total nonaccrual loans	$95	$752

Nonperforming loans were $95,000 and $752,000 at December 31, 2019, and 2018, respectively. Foregone interest on nonaccrual loans for the years ended December 31, 2019, and 2018, were $12,000 and $18,000, respectively.

The following tables summarize the loan portfolio at December 31, 2019, and 2018, by type and payment activity:

	December 31, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction / Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$372,433	$172,915	$395,152	$113,665	$37,779	$30,199	$1,122,143
Nonperforming (2)	95	—	—	—	—	—	95
Total	$372,528	$172,915	$395,152	$113,665	$37,779	$30,199	$1,122,238
____________
(1) There were $210.8 million of owner-occupied one-to-four family residential loans and $161.6 million of non-owner occupied one to-four family residential loans classified as performing.
(2) There were $95,000 of owner-occupied one-to-four family residential loans and no non-owner occupied one-to-four family residential loans classified as nonperforming.

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

At December 31, 2019, there was $3.1 million committed to be advanced on an impaired $12.5 million construction loan. At December 31, 2018, there were no commitments to advance funds related to impaired loans.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present a summary of loans individually evaluated for impairment at December 31, 2019, and 2018, by the type of loan:

	At December 31, 2019
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$437	$582	$—
Non-owner occupied	1,486	1,486	—
Multifamily	2,105	2,105	—
Commercial real estate	1,266	1,266	—
Construction/land	12,524	15,650	—
Total	17,818	21,089	—
Loans with an allowance:
One-to-four family residential:
Owner occupied	505	552	13
Non-owner occupied	1,647	1,647	18
Total	2,152	2,199	31
Total impaired loans:
One-to-four family residential:
Owner occupied	942	1,134	13
Non-owner occupied	3,133	3,133	18
Multifamily	2,105	2,105	—
Commercial real estate	1,266	1,266	—
Construction/land	12,524	15,650	—
Total	$19,970	$23,288	$31
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the average recorded investment in impaired loans, and interest income recognized on impaired loans for the years ended December 31, 2019 and 2018, by the type of loan:

	Year Ended December 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$852	$36	$1,207	$82
Non-owner occupied	1,833	94	5,583	146
Multifamily	421	111	900	—
Commercial real estate	2,038	90	1,885	172
Construction/land	7,143	834	—	—
Consumer	43	—	91	8
Total	12,330	1,165	9,666	408

Loans with an allowance:
One-to-four family residential:
Owner occupied	509	34	518	35
Non-owner occupied	2,092	93	3,211	162
Commercial real estate	48	—	1,046	27
Total	2,649	127	4,775	224

Total impaired loans:
One-to-four family residential:
Owner occupied	1,361	70	1,725	117
Non-owner occupied	3,925	187	8,794	308
Multifamily	421	111	900	—
Commercial real estate	2,086	90	2,931	199
Construction/land	7,143	834	—	—
Consumer	43	—	91	8
Total	$14,979	$1,292	$14,441	$632

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings. The following is a summary of information pertaining to TDRs:

	December 31,
	2019	2018
	(In thousands)
Performing TDRs	$5,246	$9,399
Nonaccrual TDRs	—	—
Total TDRs	$5,246	$9,399

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

The following table presents for the periods indicated TDRs and their recorded investment prior to the modification and after the modification:

	Year Ended December 31,
	2019			2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
TDRs that occurred during the period:
One-to-four family residential:
Principal and interest with interest rate concession	7	$1,360	$1,360	1	$563	$563
Advancement of maturity date	3	694	694	—	—	—
Commercial real estate:
Advancement of maturity date	1	855	855	—	—	—
Total	11	$2,909	$2,909	1	$563	$563

At December 31, 2019 and 2018, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in a TDR. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment in the calculation of the ALLL.

TDRs resulted in no charge-offs to the ALLL for the years ended December 31, 2019 and 2018. For the years ended December 31, 2019 and 2018, there were no payment defaults on loans modified as TDRs within the previous 12 months.

At December 31, 2019, and 2018, the Bank had no loans outstanding with executive officers or directors. The change in the aggregate dollar amount of these loans outstanding to related parties is summarized as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Balance at beginning of year	$—	$9
Repayments	—	(9)
Balance at end of year	$—	$—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Other Real Estate Owned

The following table is a summary of OREO activity for the periods indicated:

	Year Ended December 31,
	2019	2018
	(In thousands)
Balance at beginning of year	$483	$483
Market value adjustments	(29)	—
Balance at end of year	$454	$483

OREO at December 31, 2019, consisted of $454,000 in commercial real estate properties. At December 31, 2019, there were no mortgage loans secured by residential real estate in the process of foreclosure.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at December 31, 2019, and 2018:

	December 31,
	2019	2018
	(In thousands)
Land	$2,226	$2,226
Buildings and improvements	20,213	19,566
Leasehold improvements	4,040	3,076
Furniture, fixtures and equipment	5,506	4,971
Computer hardware and software	3,297	2,342
	35,282	32,181
Less accumulated depreciation and amortization	(13,043)	(11,357)
Construction in process	227	507
Total premises and equipment, net	$22,466	$21,331

Depreciation and amortization expense was $1.8 million and $1.6 million for the years ended December 31, 2019 and 2018, respectively.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Fair Value of Financial Instruments

The Company has adopted ASU 2016-01, and therefore, is measuring the fair value of loans receivable under the exit price notion. The methodology used to estimate the fair values of other financial instruments did not change from the adoption of ASU 2016-01. Under the exit price notion used at December 31, 2019, and 2018, the fair value estimate of loans receivable was based on similar techniques, with the addition of current origination spreads, liquidity premiums, or credit adjustments. The fair value of nonperforming loans is based on the underlying value of the collateral for periods prior to and after adoption of ASU 2016-01.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements during the periods presented):

	December 31, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$15,629	$—	$15,629	$—
Freddie Mac	4,292	—	4,292	—
Ginnie Mae	23,050	—	23,050	—
Other	11,448	—	11,448	—
Municipal bonds	10,911	—	10,911	—
U.S. Government agencies	45,750	—	45,750	—
Corporate bonds	25,521	—	25,521	—
Total available-for-sale investments	136,601	—	136,601	—
Derivative fair value asset	426	—	426	—
	$137,027	$—	$137,027	$—

	December 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Available-for-sale investments:
Mortgage-backed investments:
Fannie Mae	$23,643	$—	$23,643	$—
Freddie Mac	6,287	—	6,287	—
Ginnie Mae	22,061	—	22,061	—
Other	8,979	—	8,979
Municipal bonds	10,544	—	10,544	—
U.S. Government agencies	47,438	—	47,438	—
Corporate bonds	23,218	—	23,218	—
Total available-for-sale investments	142,170	—	142,170	$—
Derivative fair value asset	1,662	—	1,662	—
	$143,832	$—	$143,832	—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active, and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the balances of assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2019, and 2018.

	December 31, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$19,939	$—	$—	$19,939
OREO	454	—	—	454
Total	$20,393	$—	$—	$20,393
_______________
(1) Total value of impaired loans is net of $31,000 of specific reserves on performing TDRs.

	December 31, 2018
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net)(1)	$10,087	$—	$—	$10,087
OREO	483	—	—	483
Total	$10,570	$—	$—	$10,570
________________
(1) Total value of impaired loans is net of $62,000 of specific reserves on performing TDRs.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2019 and 2018.

	December 31, 2019
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans	$19,939	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.00%)

OREO	$454	Market approach	Appraised value less selling costs	0.0% (0.00%)

	December 31, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average Change in Fair Value)
	(Dollars in thousands)
Impaired Loans	$10,087	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.00%)

OREO	$483	Market approach	Appraised value less selling costs	0.0% (0.00%)

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

The carrying amounts and estimated fair values of financial instruments at December 31, 2019, and 2018, were as follows:

	December 31, 2019		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$10,094	$10,094	$10,094	$—	$—
Interest-earning deposits	12,896	12,896	12,896	—	—
Investments available-for-sale	136,601	136,601	—	136,601	—
Loans receivable, net	1,108,462	1,096,499	—	—	1,096,499
FHLB stock	7,009	7,009	—	7,009	—
Accrued interest receivable	4,138	4,138	—	4,138	—
Derivative fair value asset	426	426	—	426	—

Financial Liabilities:
Deposits	513,959	513,959	513,959	—	—
Certificates of deposit, retail	425,103	430,418	—	430,418	—
Certificates of deposit, brokered	94,472	94,556	—	94,556	—
Advances from the FHLB	137,700	137,706	—	137,706	—
Accrued interest payable	285	285	—	285	—

	December 31, 2018		Fair Value Measurements Using:
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$8,122	$8,122	$8,122	$—	$—
Interest-earning deposits	8,888	8,888	8,888	—	—
Investments available-for-sale	142,170	142,170	—	142,170	—
Loans receivable, net	1,022,904	1,012,114	—	—	1,012,114
FHLB stock	7,310	7,310	—	7,310	—
Accrued interest receivable	4,068	4,068	—	4,068	—
Derivative fair value asset	1,662	1,662	—	1,662	—

Financial Liabilities:
Deposits	450,033	450,033	450,033	—	—
Certificates of deposit, retail	391,174	390,101	—	390,101	—
Certificates of deposit, brokered	97,825	97,466	—	97,466	—
Advances from the FHLB	146,500	146,357	—	146,357	—
Accrued interest payable	478	478	—	478	—

Fair value estimates are based on existing balance sheet financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that are not considered financial instruments.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Accrued Interest Receivable

Accrued interest receivable consisted of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Loans receivable	$3,518	$3,366
Investments	603	699
Interest-earning deposits	17	3
	$4,138	$4,068

Note 8 - Deposits

Deposit accounts consisted of the following at December 31, 2019 and 2018:

	December 31,
	2019	2018
	(In thousands)
Noninterest-bearing	$52,849	$46,108
Interest-bearing demand	65,897	40,079
Statement savings	17,447	24,799
Money market	377,766	339,047
Certificates of deposit, retail (1)	425,103	391,174
Certificates of deposit, brokered	94,472	97,825
	$1,033,534	$939,032
_______________
(1) Shown net of $28,000 and $58,000 fair value adjustment on December 31, 2019 and 2018, respectively.

At December 31, 2019, scheduled maturities of certificates of deposit were as follows:

December 31,	Amount
(In thousands)
2020	$222,059
2021	185,208
2022	47,075
2023	50,220
2024	15,013
thereafter	—
$519,575

Deposits included public funds of $34.0 million and $28.5 million at December 31, 2019 and 2018, respectively.

Certificates of deposit equal to or exceeding the FDIC insured amount of $250,000 included in deposits at December 31, 2019, and 2018, were $130.6 million and $129.3 million, respectively. Interest expense on certificates equal to or exceeding $250,000 totaled $2.9 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively.

Included in total deposits are accounts of $2.1 million and $16.0 million at December 31, 2019, and 2018, respectively which are controlled by related parties.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense on deposits for the periods indicated was as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Interest-bearing demand	$108	$79
Statement savings	29	34
Money market	5,027	3,550
Certificates of deposit, retail	9,549	5,825
Certificates of deposit, brokered	3,283	1,730
	$17,996	$11,218

Note 9 - Other Borrowings

At December 31, 2019, and 2018, the Bank maintained credit facilities with the FHLB totaling $588.7 million and $554.8 million, respectively. The credit facility was collateralized by $240.8 million of single-family residential mortgages, $186.9 million of commercial real estate loans and $79.0 million of multifamily loans under a blanket lien arrangement at December 31, 2019. At December 31, 2018, the credit facility was collateralized by $216.4 million of single-family residential mortgages, $180.8 million of commercial real estate loans, and $74.2 million of multifamily loans under a blanket lien arrangement. The Bank also had $115.1 million unused line-of-credit facilities with other financial institutions at December 31, 2019, with interest payable at the then stated rate.

Summary information related to outstanding advances at the FHLB during the years ended December 31, 2019, and 2018 consisted of the following:

	Year ended December 31,
	2019	2018
	(Dollars in thousands)
Maximum borrowing outstanding at any month end	$184,500	$224,000
Average borrowing outstanding during year	129,899	183,667
Balance outstanding at end of year	137,700	146,500
Average rate paid during the year	2.09%	1.92%
Weighted-average rate paid at end of year	1.84	2.62

Scheduled maturities of Federal Home Loan Bank outstanding advances at December 31, 2019, were as follows:

Year Ended December 31,	Balance Due	Weighted Average Interest Rate at December 31, 2019
(Dollars in thousands)
FHLB overnight Fed Funds	$26,700	1.73%
2020	111,000	1.87
	$137,700

Note 10 - Leases

The Company adopted ASU 2016-02 and ASU 2018-11 using the modified retrospective approach with an effective date of January 1, 2019, and recognized on the consolidated balance sheets a right-of-use asset (“ROU”) included in prepaid expenses and other assets and lease liabilities included in other liabilities. As such, prior year financial statements were not restated under the new standard. At December 31, 2019, the Company had ten operating leases for retail branch locations. The remaining initial lease terms range from 8 months to 5.25 years, with most leases carrying optional extensions of 3-5 years. The Company will include optional lease term extensions in the ROU assets and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease that was in place at January 1, 2019, or for leases added after that date, at the time of lease inception.

The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At December 31, 2019, the Company was committed to paying $53,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

Total lease expense included in the Company’s Consolidated Income Statement for the year ended December 31, 2019, was $752,000. Lease expense includes the amortized lease expense under ASU 2016-02 combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. At December 31, 2019, the Company’s consolidated balance sheet included a $2.2 million right-of-use asset and a $2.3 million lease liability. The lease liability is amortizing over a weighted-average remaining term of 6.1 years. The weighted-average discount rate used to calculate the present value of future minimum lease payments was 2.94% at December 31, 2019.

The following table provides a reconciliation between the undiscounted minimum lease payments at December 31, 2019 and the discounted lease liability at that date:

December 31, 2019
(in thousands)
Due through one year	$609
Due after one year through two years	433
Due after two years through three years	399
Due after three years through four years	291
Due after four years through five years	230
Due after five years	532
Total minimum lease payments	2,494
Less: present value discount	215
Lease liability	$2,279

The Company has secured a lease for a new retail branch in University Place, Washington, which commenced in March 2020. The initial lease term is for 65 months and includes options to extend the lease. The minimum rent will be determined at commencement and will increase annually thereafter. This lease was not included in the calculation of discounted lease payments at December 31, 2019.

Note 11 - Derivatives

The Company uses derivative financial instruments in the form of interest rate swap agreements, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. The hedged items have a total notional amount of $75.0 million, and consist of rolling one-month or three-month FHLB advances that are renewed at the fixed interest rate at each renewal date. The hedging instruments have four to five years terms and stipulate that the counterparty will pay the Company interest at one-month or three-month LIBOR and the Company will pay fixed interest of 1.34% on a $50.0 million notional amount, 1.44% on a $15.0 million notional amount, and 1.585% on a $10.0 million notional amount. The Company pays or receives the net interest amount quarterly based on the respective hedge agreement and includes this amount as part of FHLB advances interest expense on the Consolidated Income Statement.

Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the debt as compared to the one-month or three-month LIBOR interest received from the counterparty. At December 31, 2019, the $426,000 fair value of the cash flow hedges was reported with other assets. The tax effected amount of $336,000 was included in Accumulated Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statements for the years ended December 31, 2019 or 2018, related to ineffectiveness.

Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of derivative instruments as of December 31, 2019 and 2018:

	Balance Sheet Location	2019 Fair Value	2018 Fair Value
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedges	Other assets	$426	$1,662
Total derivatives		$426	$1,662

The following table presents the net unrealized gains (losses) on derivative instruments included on the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018:

	Balance Sheet Location	2019 Amount of Loss Recognized In OCI	2018 Amount of Gain Recognized In OCI
	(In thousands)
Interest rate swaps on FHLB debt designated as cash flow hedge	Equity	$(977)	$108

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

The funding target is the present value of all benefits that have accrued as of the first day of the current plan year (July 1). Because interest rates used to calculate the present value of all benefits (5.51% for 2019 and 5.71% for 2018) is significantly higher than current market rates, the funding target does not represent the Company’s actual liability upon withdrawal from participation in the Pentegra DB Plan, which is significantly larger than the funding target. The table below presents the funded status (market value of plan assets divided by funding target) of the plan as of July 1:

	2019	2018
Source	Valuation Report	Valuation Report
First Financial Northwest’s Plan(1)	101.7%	102.7%
_________________
(1) Market value of plan assets reflects any contributions received through June 30, 2019, or 2018, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $164.6 million and $367.1 million for the plan years ended June 30, 2018 and June 30, 2017 respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan. The Company’s policy is to fund pension costs as accrued.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total contributions during the years ended December 31, 2019 and 2018 were:

2019		2018
Date Paid	Amount	Date Paid	Amount
(in thousands)
10/8/2019	$37	10/9/2018	$43
12/6/2019	503	11/13/2018	497
Total	$540	Total	$540

Supplemental Executive Retirement Plan

The Company has entered into post-employment agreements with certain key officers to provide supplemental retirement benefits. The Company recorded $74,000 and $18,000 of compensation expense for the years ended December 31, 2019, and 2018, respectively.

401(k) Plan

The Company has a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all employees after 90 days of continuous employment. Under the plan, employee contributions up to 6% will be matched 50% by the Company. Such matching becomes vested over a period of five years of credited service. Employees may make investments in various stock, money market, or fixed income plans. The Company contributed $333,000 and $312,000 to the plan for the years ended December 31, 2019, and 2018, respectively.

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to First Financial Northwest. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on the ESOP assets. Annual principal and interest payments of $1.6 million were made by the ESOP during 2019, and 2018.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the daily average market prices of the shares and the shares become outstanding for EPS computations. The compensation expense is accrued throughout the year.

A summary of key transactions for the ESOP for the periods indicated follows:

	2019	2018
	(in thousands)
ESOP contribution expense	$1,698	$1,906
Dividends on unallocated ESOP shares used to reduce ESOP contribution	148	166

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares held by the ESOP at December 31, 2019 and 2018, are as follows:

	December 31,
	2019	2018
	(Dollars in thousands, except share data)
Allocated shares	1,382,453	1,269,600
Unallocated shares	310,347	423,200
Total ESOP shares	1,692,800	1,692,800
Fair value of unallocated shares	$4,637	$6,547

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. Restricted stock awards and stock options that were granted under the 2008 Plan will continue to vest and be available for exercise, subject to the 2008 Plan provisions. At December 31, 2019, there were 1,240,114 total shares available for grant under the 2016 Plan, including 320,057 shares available to be granted as restricted stock.

Under the 2016 Plan, the vesting date for each option award or restricted stock award is determined by an award committee and specified in the award agreement. In the case of restricted stock awards granted in lieu of cash payments of directors’ fees, the grant date is used as the vesting date.

Total compensation expense for the both the 2008 Plan and 2016 Plan for the years ended December 31, 2019, and 2018, was $501,000 and $650,000, respectively. The related income tax benefit was $105,000 and $137,000 for the years ended December 31, 2019, and 2018, respectively.

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

There were 50,000 stock options granted in 2019, however, these shares were forfeited later in the year. There were no stock options granted in 2018.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option plan awards activity for the year ended December 31, 2019 follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2018	315,000	$10.34		$1,615,600
Granted	50,000	15.80		—
Exercised	(2,000)	10.77		7,240
Forfeited or expired	(50,000)	15.80		—
Outstanding at December 31, 2019	313,000	10.34	3.98	$1,440,310
Expected to vest assuming a 3% forfeiture rate over the vesting term	312,760	10.34	3.98	1,439,854
Exercisable at December 31, 2019	305,000	10.27	3.93	1,425,110

As of December 31, 2019, there was $32,000 of total unrecognized compensation cost related to nonvested stock options. The cost is expected to be recognized over the remaining weighted-average vesting period of 11 months.

Restricted Stock Awards

A summary of changes in nonvested restricted stock awards for the year ended December 31, 2019, follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	20,987	$15.90
Granted	25,278	15.88
Vested	(29,567)	15.53
Nonvested at December 31, 2019	16,698	16.53

Expected to vest assuming a 3% forfeiture rate over the vesting term	16,197	16.53

As of December 31, 2019, there was $46,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining weighted-average vesting period of two months. The total fair value of shares vested during the years ended December 31, 2019, and 2018 were $459,000 and $238,000, respectively.

Note 13 - Federal Income Taxes

The components of income tax expense for the years indicated are as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Current	$2,453	$3,973
Deferred	109	(280)
Total income tax expense	$2,562	$3,693

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the tax provision based on the statutory corporate rate of 21% for the year ended December 31, 2019, and 2018, on pretax income is as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Income tax expense at statutory rate	$2,715	$3,904
Income tax effect of:
Tax exempt interest, net	(25)	(53)
BOLI income, net	(203)	(150)
Other, net	75	(8)
Total income tax expense	$2,562	$3,693

The deferred tax assets and liabilities, included in the accompanying consolidated balance sheets, consisted of the following at the dates indicated:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
ALLL	$2,775	$2,801
Reserve for unfunded commitments	90	96
Deferred compensation	272	293
Net unrealized loss on investments available-for-sale	146	640
Employee benefit plans	487	527
OREO market value adjustments	10	4
Accrued expenses	93	111
Core deposit intangible	30	18
Expenses to facilitate branch acquisition	24	26
Split dollar life insurance	67	51
Deferred lease	—	18
Lease liability	479	—
Total deferred tax assets	$4,473	$4,585
Deferred tax liabilities:
FHLB stock dividends	16	110
Loan origination fees and costs	940	903
Gain on fair value of cash flow hedge	89	349
Fixed assets	1,387	1,271
Goodwill	29	17
Right of use asset	464	—
Other, net	47	91
Total deferred tax liabilities	$2,972	$2,741
Deferred tax assets, net	$1,501	$1,844

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

At December 31, 2019 and 2018, the Company had no net operating loss carryforward.

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

Under GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax asset will not be realized. In order to support a conclusion that a valuation allowance is not needed, management evaluates both positive and negative evidence under the “more likely than not” standard. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which the strength of the evidence can be objectively verified. As of December 31, 2019, it was determined the full deferred tax asset would be realized in future periods and a valuation allowance would not be necessary.

The Company had no unrecognized tax benefits at December 31, 2019 or 2018, and recognized no interest or tax penalties. The Company has filed U.S. federal income tax returns as well as California state income tax returns. Income tax returns filed are subject to examination by the U.S. federal, state, and local income tax authorities. While no income tax returns are currently being examined, the Company is no longer subject to tax examination by tax authorities for years prior to 2016.

Note 14 - Regulatory Capital Requirements

Under Federal regulations, pre-conversion retained earnings are restricted for the protection of pre-conversion depositors.

The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve Board, except that, pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act, effective August 30, 2018, a bank holding company with consolidated assets of less than $3 billion is generally not subject to the Federal Reserve’s capital regulations, which parallel the FDIC’s capital regulations. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. Failure to meet minimum capital requirements can initiate certain mandatory and, possibly, additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital regulations that involve quantitative measures of their assets, liabilities, and certain off-balance- sheet items as calculated under regulatory accounting practices, and until August 30, 2018, First Financial Northwest was subject to similar capital regulations. The Company was not subject to regulatory requirements for bank holding companies at December 31, 2019, and 2018, as its assets were less than the $3.0 billion threshold.

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

As of December 31, 2019, according to the most recent notification from the FDIC, the Bank was categorized as well‑capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Financial Northwest Bank’s actual capital amounts and ratios at December 31, 2019, and 2018, are presented in the following table.

					To be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2019:
Total risk-based capital	$148,048	14.38%	$82,359	8.00%	$102,949	10.00%

Tier 1 risk-based capital	135,170	13.13	61,769	6.00	82,359	8.00

Common equity tier 1 capital (“CET1”)	135,170	13.13	46,327	4.50	66,917	6.50

Tier 1 leverage capital	135,170	10.27	52,630	4.00	65,787	5.00

December 31, 2018:
Total risk-based capital	$140,220	14.68%	$76,417	8.00%	$95,521	10.00%

Tier 1 risk-based capital	128,257	13.43	57,313	6.00	76,417	8.00

Common equity tier 1 capital	128,257	13.43	42,985	4.50	62,089	6.50

Tier 1 leverage capital	128,257	10.37	49,491	4.00	61,863	5.00

In addition to the minimum CET1, Tier 1, total capital and leverage ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. As of December 31, 2019, the Bank’s conservation buffer was 6.38%.

Note 15 - Commitments and Contingencies

Financial Instruments with Off-Balance-Sheet Risk. In the normal course of business, the Company makes loan commitments, typically unfunded loans and unused lines of credit, to accommodate the financial needs of its customers. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company’s normal credit policies, including collateral requirements, where appropriate. Commitments to extend credit are agreements to lend to customers in accordance with predetermined contractual provisions. These commitments are for specific periods or, may contain termination clauses and may require the payment of a fee. The total amounts of unused commitments do not necessarily represent future credit exposure or cash requirements, in that commitments can expire without being drawn upon. Unfunded commitments to originate loans or extend credit totaled $129.7 million at December 31, 2019, and $126.1 million at December 31, 2018.

Lease Commitments. First Financial Northwest Bank has entered into lease commitments for its branches located in Mill Creek, Edmonds, Renton, Bellevue, Woodinville, Smokey Point, Lake Stevens, Bothell, Kent and Kirkland, all in Washington. For more information on the Company’s lease commitments, see Note 10 - Leases.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Contracts and Severance Agreements. The Company has change in control severance agreements with key officers that offer specified terms of salary coverage. In addition, the Company has employment contracts with certain executives that include specified terms of salary coverage as a result of involuntary termination due to change in control or other circumstances. At December 31, 2019, the Company had a $238,000 liability under a severance agreement that will be fully paid during 2020.

Note 16 - Parent Company Only Financial Statements

Presented below are the condensed balance sheets, income statements and statements of cash flows for First Financial Northwest.

FIRST FINANCIAL NORTHWEST, INC.
Condensed Balance Sheets

	December 31,
	2019	2018
	(In thousands)
Assets
Cash and cash equivalents	$235	$140
Interest-bearing deposits	18,456	22,362
Investment in subsidiaries	136,907	130,209
Receivable from subsidiaries	990	1,207
Other assets	46	52
Total assets	$156,634	$153,970

Liabilities and Stockholders’ Equity
Liabilities:
Payable to subsidiaries	$128	$47
Deferred tax liability, net	2	2
Other liabilities	185	183
Total liabilities	315	232
Stockholders’ equity	156,319	153,738
Total liabilities and stockholders’ equity	$156,634	$153,970
 FIRST FINANCIAL NORTHWEST, INC.
Condensed Income Statements

	Year Ended December 31,
	2019	2018
	(In thousands)
Operating income:
Interest income:
Interest-bearing deposits with banks	$153	$157
Total operating income	153	157
Operating expenses:
Other expenses	1,732	1,557
Total operating expenses	1,732	1,557
Loss before benefit for federal income taxes and equity in undistributed earnings of subsidiaries	(1,579)	(1,400)
Federal income tax benefit	(363)	(311)
Loss before equity in undistributed loss of subsidiaries	(1,216)	(1,089)
Equity in undistributed earnings of subsidiaries	11,585	15,988
Net income	$10,369	$14,899

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIRST FINANCIAL NORTHWEST, INC.
Condensed Statements of Cash Flows

	Year Ended December 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$10,369	$14,899
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(11,585)	(15,988)
Dividends received from subsidiary	6,525	10,858
ESOP, stock options, and restricted stock compensation	19	28
Change in deferred tax liability, net	—	(7)
Change in receivables from subsidiaries	(9)	7
Change in payables to subsidiaries	81	(50)
Change in other assets	6	(5)
Changes in other liabilities	2	(47)
Net cash provided by operating activities	5,408	9,695
Cash flows from investing activities:
Investments in subsidiaries	277	334
ESOP loan repayment	1,354	2,833
Net cash provided in investing activities	1,631	3,167
Cash flows from financing activities:
Proceeds from exercise of stock options	21	1,365
Proceeds for vested awards	106	206
Net share settlement of stock awards	(93)	(40)
Repurchase and retirement of common stock	(7,406)	(3,153)
Dividends paid	(3,478)	(3,198)
Net cash used by financing activities	(10,850)	(4,820)
Net increase (decrease) in cash	(3,811)	8,042
Cash and cash equivalents at beginning of year	22,502	14,460
Cash and cash equivalents at end of year	$18,691	$22,502

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Earnings Per Share

The following table presents a reconciliation of the components used to compute basic and diluted EPS for the periods indicated.

	Year Ended December 31,
	2019	2018
	(Dollars in thousands, except share data)
Net income	$10,369	$14,899
Earnings allocated to participating securities	(16)	(28)
Earnings allocated to common shareholders	$10,353	$14,871

Basic weighted-average common shares outstanding	9,976,056	10,306,835
Dilutive effect of stock options	93,446	108,503
Dilutive effect of restricted stock grants	6,404	8,849
Diluted weighted-average common shares outstanding	10,075,906	10,424,187

Basic earnings per share	$1.04	$1.44
Diluted earnings per share	$1.03	$1.43

Potential dilutive shares are excluded from the computation of EPS if their effect is anti-dilutive. For the years ended December 31, 2019 and 2018 there were no anti-dilutive shares outstanding related to options to acquire common stock.

Note 18 - Revenue Recognition

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

Disaggregation of Revenue

The following table includes the Company’s noninterest income disaggregated by type of service for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(In thousands)
Gain (loss) on sales of investment securities (1)	$151	$(20)
BOLI income (1)	994	814
Wealth management revenue	879	611
Deposit servicing fees	284	265
Debit card and ATM fees	449	416
Loan servicing fees	681	425
Loan interest swap servicing fees	663	343
Other	40	24
Total noninterest income	$4,141	$2,878
____________
(1) Not in scope of Topic 606

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2019, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Deposit related fees: Fees are earned on our deposit accounts for various products or services performed for our customers. Fees include business account fees, non-sufficient fund fees, stop payment fees, wire services, safe deposit box, and others. These fees are recognized on a daily, monthly or annual basis, depending on the type of service.

Debit card and ATM fees: Fees are earned when a debit card issued by the Bank is used or when other bank’s customers use our ATM services. Revenue is recognized at the time the fees are collected from the customer’s account or remitted by the VISA interchange network.

Loan related fees: Noninterest fee income is earned on our loans for servicing or annual fees on certain loan types. Fees are also earned on the prepayment of certain loans, and are recognized at the time the loan is paid off.

Loan interest swap fees: For loans participating in an interest rate swap agreement, servicing fees are earned at the onset of the agreement and are not contingent on any future performance or term length of the loan itself. The performance obligation is satisfied by entering into the contract and receipt of the fees from the counterparty.

Other: Fees earned on other services, such as merchant services or occasional non-recurring type services, are recognized at the time of the event or the applicable billing cycle.

Contract Balances

At December 31, 2019, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

Note 19 - Subsequent Events

On January 6, 2020, the Company’s Board of Directors authorized the repurchase of up to five percent (5%) of the Company’s outstanding common stock, or approximately 513,000 shares beginning no earlier than January 27, 2020 and ending no later than July 27, 2020. The Company will purchase the shares from time to time in the open market or through privately negotiated depending on market conditions and other corporate considerations.

On January 10, 2020, the Company entered into new post-employment benefit agreements with certain key officers to provide supplemental retirement benefits. Under the terms of the agreement, total annuities of $2.4 million were purchased. These annuities will be reported as held-to-maturity investments on the Company’s balance sheet. In addition, a rider endorsement is attached to the annuity policy which provides continued benefit payments for the life of the annuitant. The annual cost of the rider will be offset against the annuity balance. Post-retirement benefits will be paid out of the annuity until the balance is exhausted. At that time, the rider endorsement continues payments for the life of the annuitant.

During the remaining service period of each officer covered by these agreements, a benefit liability will accrue and a compensation expense will be recognized. A deferred tax asset will also be recognized at 21% of the compensation expense. As post-retirement benefits are paid from the annuity, the benefit liability will amortize until it is fully depleted when the policy rider is activated. The deferred compensation recognized in the deferred tax asset will be recognized as a tax benefit during the post-retirement payment period.

On February 14, 2020, the Company announced that its Board of Directors has declared a quarterly cash dividend of $0.10 per share on the Company’s outstanding common stock, an increase of $0.01 per share from its previous quarterly payout. The payout results in an annualized dividend yield of approximately 2.63% based on the stock price as of February 13, 2020. The cash dividend will be payable on March 27, 2020, to shareholders of record on March 13, 2020.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 2, 2020, the Bank entered into three $15.0 million cash flow hedges wherein the Bank will pay a fixed rate and receive a floating rate based on one month LIBOR (or an alternative substitute if LIBOR becomes unavailable in the future.) Specific terms are as follows:

Notional amount	Fixed rate	Term
$15,000,000	0.911%	6 years
15,000,000	0.937	7 years
15,000,000	0.984	8 years

On March 10, 2020, the Bank entered into two forward starting cash flow hedges, totaling $25.0 million, that provide for the Bank to pay a fixed rate and received a floating rate based on one-month LIBOR (or alternative substitute if LIBOR becomes unavailable in the future.) These cash flow hedges have a start date of October 25, 2021 and will partially replace the $50.0 million notional cash flow hedge that matures on on that date, wherein we pay 1.34% and receive three-month LIBOR. Specific terms are as follows:

Notional amount	Fixed rate	Term
$15,000,000	0.793%	7 years
10,000,000	0.800	8 years

Management entered into the above agreements as part of its ongoing efforts to manage interest rate risk and lower the Bank’s cost of funds. However, no assurances can be made that these transactions will ultimately assist in these efforts.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(i) Disclosure Controls and Procedures.

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) was carried out as of December 31, 2019 under the supervision and with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and several other members of our senior management. The CEO (Principal Executive Officer) and CFO (Principal Financial Officer) concluded that, as of December 31, 2019, First Financial Northwest’s disclosure controls and procedures were effective in ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to First Financial Northwest management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, specified in the SEC’s rules and forms.

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

First Financial Northwest’s management assessed the effectiveness of First Financial Northwest’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework). Based on that assessment, First Financial Northwest’s management believes that, as of December 31, 2019, First Financial Northwest’s internal control over financial reporting is effective based on those criteria.

Moss Adams LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included in Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

There was no information to be disclosed by us in a report on Form 8-K during the fourth quarter of fiscal 2019 that was not so disclosed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under the section captioned “Proposal 1 - Election of Directors” in First Financial Northwest’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (“Proxy Statement”) is incorporated herein by reference.

For information regarding the executive officers of First Financial Northwest and the Bank, see the information contained herein under the section captioned “Item 1. Business - Personnel - Executive Officers of the Registrant.”

Audit Committee Financial Expert

At December 31, 2019 our Audit Committee was composed of Directors Joann E. Lee (Chairman), Richard M. Riccobono and Ralph C. Sabin. Each member of the Audit Committee is “independent” as defined in listing standards of The Nasdaq Stock Market LLC. Our Board of Directors has designated Directors Joann E. Lee, Richard M. Riccobono and Ralph C. Sabin as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K. Directors Joann E. Lee, Richard M. Riccobono and Ralph C. Sabin are independent as that term is used in Item 407(d)(5)(i)(B) of SEC’s Regulation S-K.

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

(d)    Equity Compensation Plan Information

The following table summarizes share and exercise price information about First Financial Northwest’s equity compensation plans as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans (stock options) approved by security holders:
2008 Equity Incentive Plan	313,000	$10.34	—
2016 Equity Incentive Plan (1)	—	—	1,240,114
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	313,000	$10.34	1,240.114
___________________
(1) The shares available for grant under the 2016 Equity Incentive Plan include 320,057 shares of restricted stock. Each share granted as restricted stock reduces the total available shares for grant by two shares.

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

Item 14. Principal Accounting Fees and Services

The information required by this item under the section captioned "Proposal 4- Ratification of the appointment of Moss Adams as our independent auditor for 2020” in the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
4.2	Description of Capital Stock of First Financial Northwest
+10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
+10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
+10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
+10.4	2008 Equity Incentive Plan (6)
+10.5	2016 Equity Incentive Plan (7)
+10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan(8)
+10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
+10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (3)
+10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
+10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
+10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
+10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
+10.13	Offer letter for Randy T. Riffle (12)
+10.14	Form of Involuntary Termination Agreement with Randy T. Riffle (13)
+10.15	Form of Change in Control Severance Agreement with Randy T. Riffle (13)
+10.16	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (14)
+10.17	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (15)
14
Code of Business Conduct and Ethics (Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on the Company’s website at www.ffnwb.com pursuant to Regulation S-K section 229.406(c))

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
101
The following materials from First Financial Northwest’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Notes to Consolidated Financial Statements.

______________
(1)    Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 on June, 6, 2007 (333-143539)
(2)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 3, 2019.

(3)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 5, 2013.
(4)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated September 9, 2014.
(5)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 15, 2020.
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
(10)    Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-8 on June 15, 2016 (333-212029).
(11) Filed as an exhibit to First Financial Northwest’s Quarterly Report on Form 10-Q for September 30, 2018 filed November 7, 2018.
(12)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated December 20, 2018.
(13)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 3, 2019.
(14)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 15, 2020.
(15)    Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated January 15, 2020.

“+” indicates management contract, compensatory plan, or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST FINANCIAL NORTHWEST, INC.

Date: March 12, 2020	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel L. Stevens	Chairman of the Board and Director	March 12, 2020
Daniel L. Stevens

/s/ Joseph W. Kiley III	President, Chief Executive Officer and Director	March 12, 2020
Joseph W. Kiley III	(Principal Executive Officer)

/s/ Richard P. Jacobson	Chief Financial Officer and Director	March 12, 2020
Richard P. Jacobson	(Principal Financial Officer)

/s/ Christine A. Huestis	First Vice President and Controller	March 12, 2020
Christine A. Huestis	(Principal Accounting Officer)

/s/ Joann E. Lee	Director	March 12, 2020
Joann E. Lee

/s/ Roger H. Molvar	Director	March 12, 2020
Roger H. Molvar

/s/ Richard M. Riccobono	Director	March 12, 2020
Richard M. Riccobono

/s/ Ralph C. Sabin	Director	March 12, 2020
Ralph C. Sabin