Form 10-Q
period 2020-03-31
First Financial Northwest, Inc.
filed 2020-05-08
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of May 6, 2020, 10,177,511 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information
Item 1. Financial Statements

	March 31, 2020	December 31, 2019
Assets
	(Unaudited)
Cash on hand and in banks	$6,453	$10,094
Interest-earning deposits	22,063	12,896
Investments available-for-sale, at fair value	132,159	136,601
Investment held-to-maturity	2,371	—
Loans receivable, net of allowance of $13,530 and $13,218	1,092,128	1,108,462
Federal Home Loan Bank ("FHLB") stock, at cost	8,010	7,009
Accrued interest receivable	4,302	4,138
Deferred tax assets, net	2,227	1,501
Other real estate owned ("OREO")	454	454
Premises and equipment, net	22,591	22,466
Bank owned life insurance ("BOLI"), net	32,290	31,982
Prepaid expenses and other assets	1,898	2,216
Right of use asset (“ROU”)	2,446	2,209
Goodwill	889	889
Core deposit intangible	932	968
Total assets	$1,331,213	$1,341,885

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$53,519	$52,849
Interest-bearing deposits	946,465	980,685
Total deposits	999,984	1,033,534
FHLB advances	160,000	137,700
Advance payments from borrowers for taxes and insurance	4,960	2,921
Lease liability	2,538	2,279
Accrued interest payable	236	285
Other liabilities	10,403	8,847
Total liabilities	1,178,121	1,185,566

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 10,184,411 shares at March 31, 2020, and 10,252,953 shares at December 31, 2019	102	103
Additional paid-in capital	86,357	87,370
Retained earnings	74,017	73,321
Accumulated other comprehensive loss, net of tax	(4,563)	(1,371)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(2,821)	(3,104)
Total stockholders' equity	153,092	156,319
Total liabilities and stockholders' equity	$1,331,213	$1,341,885

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income
Loans, including fees	$13,474	$13,281
Investments available-for-sale	919	1,159
Interest-earning deposits	31	40
Dividends on FHLB stock	76	91
Total interest income	14,500	14,571
Interest expense
Deposits	4,366	3,822
Other borrowings	470	897
Total interest expense	4,836	4,719
Net interest income	9,664	9,852
Provision for loan losses	300	400
Net interest income after provision for loan losses	9,364	9,452
Noninterest income
Net loss on sale of investments	—	(8)
BOLI income	254	269
Wealth management revenue	165	196
Deposit related fees	176	171
Loan related fees	392	63
Other	3	9
Total noninterest income	990	700
Noninterest expense
Salaries and employee benefits	5,212	5,000
Occupancy and equipment	1,071	866
Professional fees	430	496
Data processing	694	518
OREO related expenses, net	1	31
Regulatory assessments	144	137
Insurance and bond premiums	120	105
Marketing	64	86
Other general and administrative	532	470
Total noninterest expense	8,268	7,709
Income before federal income tax provision	2,086	2,443
Federal income tax provision	402	498
Net income	$1,684	$1,945
Basic earnings per common share	$0.17	$0.19
Diluted earnings per common share	$0.17	$0.19
Basic weighted average number of common shares outstanding	9,896,234	10,118,286
Diluted weighted average number of common shares outstanding	9,978,060	10,220,900

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$1,684	$1,945
Other comprehensive (loss) income, before tax:
Unrealized holding (losses) gains on investments available-for-sale	(327)	976
Tax benefit (provision)	68	(205)
Reclassification adjustment for net losses realized in income	—	8
Tax provision	—	(1)
Losses on cash flow hedges	(3,713)	(460)
Tax benefit	780	97
Other comprehensive (loss) income, net of tax	(3,192)	415
Total comprehensive (loss) income	$(1,508)	$2,360

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended March 31, 2019
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2018	10,710,656	$107	$93,773	$66,343	$(2,253)	$(4,232)	$153,738
Net income	—	—	—	1,945	—	—	1,945
Other comprehensive income, net of tax	—	—	—	—	415	—	415
Issuance of common stock - restricted stock awards, net	16,698	—	(93)	—	—	—	(93)
Compensation related to stock options and restricted stock awards	—	—	124	—	—	—	124
Allocation of 28,213 ESOP shares	—	—	163	—	—	282	445
Repurchase and retirement of common stock	(263,800)	(3)	(4,167)	—	—	—	(4,170)
Canceled common stock - restricted stock awards	(5,929)	—	—	—	—	—	—
Cash dividend declared and paid ($0.08 per share)	—	—	—	(807)	—	—	(807)
Beginning balance adjustment from adoption of Topic 842	—	—	—	87	—	—	87
Balances at March 31, 2019	10,457,625	$104	$89,800	$67,568	$(1,838)	$(3,950)	$151,684

	Three Months Ended March 31, 2020
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2019	10,252,953	$103	$87,370	$73,321	$(1,371)	$(3,104)	$156,319
Net income	—	—	—	1,684	—	—	1,684
Other comprehensive loss, net of tax	—	—	—	—	(3,192)	—	(3,192)
Issuance of common stock - restricted stock awards, net	16,228	—	(73)	—	—	—	(73)
Compensation related to stock options and restricted stock awards	—	—	80	—	—	—	80
Allocation of 28,214 ESOP shares	—	—	99	—	—	283	382
Repurchase and retirement of common stock	(79,395)	(1)	(1,119)	—	—	—	(1,120)
Canceled common stock - restricted stock awards	(5,375)	—	—	—	—	—	—
Cash dividend declared and paid ($0.10 per share)	—	—	—	(988)	—	—	(988)
Balances at March 31, 2020	10,184,411	$102	$86,357	$74,017	$(4,563)	$(2,821)	$153,092

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,684	$1,945
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	400
OREO market value adjustments	—	29
Net amortization of premiums and discounts on investments	235	193
Loss on sale of investments available-for-sale	—	8
Depreciation of premises and equipment	538	427
Deferred federal income taxes	122	7
Allocation of ESOP shares	382	445
Stock compensation expense	80	124
BOLI income	(254)	(269)
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(72)	(182)
Increase in ROU	(237)	(1,730)
Increase in advance payments from borrowers for taxes and insurance	2,039	2,441
Increase in accrued interest receivable	(164)	(793)
Increase in lease liability	259	1,745
Decrease in accrued interest payable	(49)	—
(Decrease) increase in other liabilities	(1,731)	153
Net cash provided by operating activities	3,132	4,943
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investments available-for-sale	—	2,995
Principal repayments on investments available-for-sale	3,880	1,300
Purchase of investments held-to-maturity	(2,371)	—
Net decrease (increase) in loans receivable	16,034	(29,207)
Purchase of FHLB stock	(1,001)	(731)
Purchase of premises and equipment	(663)	(466)
Purchase of BOLI	(54)	(52)
Net cash provided (used) by investing activities	15,825	(26,161)

Cash flows from financing activities:
Net (decrease) increase in deposits	$(33,550)	$16,240
Advances from the FHLB	199,000	71,500
Repayments of advances from the FHLB	(176,700)	(54,500)
Net share settlement of stock awards	(73)	(93)
Repurchase and retirement of common stock	(1,120)	(4,170)
Dividends paid	(988)	(807)
Net cash (used) provided by financing activities	(13,431)	28,170

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net increase in cash and cash equivalents	5,526	6,952
Cash and cash equivalents at beginning of period	22,990	17,010
Cash and cash equivalents at end of period	$28,516	$23,962

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$4,884	$4,719

Noncash items:
Change in unrealized loss on investments available-for-sale	$(327)	$984
Change in unrealized loss on cash flow hedge	(3,713)	(460)
Initial recognition of ROU	1,312	1,853
Initial recognition of lease liability	1,312	1,853

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

At March 31, 2020, First Financial Northwest Bank operated in thirteen locations in Washington with the headquarters and six retail branch locations in King County, five retail branch locations in Snohomish County and one retail branch in Pierce County. The Bank has received regulatory approval to open a retail branch in Gig Harbor, in Pierce County, Washington. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

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

Note 2 - Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC (“2019 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3 - Recently Issued Accounting Pronouncements

Recent Accounting Pronouncements Adopted in 2020

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this ASU remove certain disclosure requirements regarding transfers between Level 1 and Level 2 of the fair value hierarchy and changes in unrealized gains and losses for recurring Level 3 fair value measurements. In addition, the amendments modified and added certain disclosure requirements for Level 3 fair value measurements. The Company adopted this ASU as of January 1, 2020, with no material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued in June 2016. This ASU replaces the existing incurred loss impairment methodology that recognizes credit losses when a probable loss has been incurred with new methodology where loss estimates are based upon lifetime expected credit losses. The amendments in this ASU require a financial asset that is measured at amortized cost to be presented at the net amount expected to be collected. The income statement would then reflect the measurement of credit losses for newly recognized financial assets as well as changes to the expected credit losses that have taken place during the reporting period. The measurement of expected credit losses will be based on historical information, current conditions, and reasonable and supportable forecasts that impact the collectability of the reported amount. Available-for-sale securities will bifurcate the fair value mark and establish an allowance for credit losses through the income statement for the credit portion of that mark. The interest portion will continue to be recognized through accumulated other comprehensive income or loss. The change in allowance recognized as a result of adoption will occur through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is adopted. This ASU is effective for smaller reporting companies, such as the Company, for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating its current expected loss methodology on the loan and investment portfolios to identify the necessary modifications in accordance with this standard and expects a change in the processes and procedures to calculate the ALLL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. A valuation adjustment to the ALLL or investment portfolio that is identified in this process will be reflected as a one-time adjustment in equity rather than earnings. ASU 2019-05 issued in April 2019 further provides that entities that have certain financial instruments measured at amortized cost that has credit losses, to irrevocably elect the fair value option in Subtopic 825-10, upon adoption of Topic 326. The fair value option applies to available-for-sale debt securities. This ASU is effective upon adoption of ASU 2016-13, and should be applied on a modified-retrospective basis as a cumulative-effect adjustment to the opening balance of retained earnings in the statement of financial condition as of the adoption date. The Company is in the process of compiling historical and industry data that will be used to calculate expected credit losses on the loan portfolio to ensure that it is fully compliant with the ASU at the adoption date and is evaluating the potential impact adoption of this ASU will have on its consolidated financial statements. The Company intends to adopt ASU 2016-13 in the first quarter of 2023, and as a result, the ALLL may increase. Until the evaluation is complete, however, the magnitude of the increase will not be known.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). This ASU simplifies the accounting for income taxes by removing (i) the exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; (ii) the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, and (iii) the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company does not expect the adoption of ASU 2019-12 to have a material impact on its consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference LIBOR or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. For a cash flow hedge, a change in the method used to assess hedge effectiveness will not result in de-designation of the hedging relationship if certain criteria are met. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is party to cash flow hedge arrangements where the hedge effectiveness is based on LIBOR. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

Note 4 - Investments

Investments available-for-sale are summarized as follows at the dates indicated:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$15,416	$620	$(28)	$16,008
Freddie Mac	4,169	178	—	4,347
Ginnie Mae	21,559	259	(149)	21,669
Other	11,130	—	(246)	10,884
Municipal bonds	10,653	307	(4)	10,956
U.S. Government agencies	44,753	29	(1,594)	43,188
Corporate bonds	25,500	720	(1,113)	25,107
Total	$133,180	$2,113	$(3,134)	$132,159

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$15,605	$128	$(104)	$15,629
Freddie Mac	4,196	96	—	4,292
Ginnie Mae	23,239	140	(329)	23,050
Other	11,407	66	(25)	11,448
Municipal bonds	10,675	272	(36)	10,911
U.S. Government agencies	46,672	13	(935)	45,750
Corporate bonds	25,500	372	(351)	25,521
Total	$137,294	$1,087	$(1,780)	$136,601

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	March 31, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$1,406	$(28)	$—	$—	$1,406	$(28)
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	13,779	(149)	—	—	13,779	(149)
Other	4,989	(130)	5,895	(116)	10,884	(246)
Municipal bonds	517	(4)	—	—	517	(4)
U.S. Government agencies	8,354	(428)	32,876	(1,166)	41,230	(1,594)
Corporate bonds	1,897	(110)	6,497	(1,003)	8,394	(1,113)
Total	$30,942	$(849)	$45,268	$(2,285)	$76,210	$(3,134)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$8,340	$(104)	$—	$—	$8,340	$(104)
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	156	—	12,921	(329)	13,077	(329)
Other	2,843	(7)	6,000	(18)	8,843	(25)
Municipal bonds	3,257	(36)	—	—	3,257	(36)
U.S. Government agencies	12,266	(201)	31,490	(734)	43,756	(935)
Corporate bonds	1,996	(12)	7,161	(339)	9,157	(351)
Total	$28,858	$(360)	$57,572	$(1,420)	$86,430	$(1,780)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The Company had 34 securities and 37 securities in an unrealized loss position, respectively, with 16 and 18 of these securities in an unrealized loss position for 12 months or more, at March 31, 2020, and December 31, 2019, respectively. Management does not believe that any individual unrealized loss as of March 31, 2020, or December 31, 2019, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent to their purchase.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Management also reviewed the financial condition of the entities issuing municipal or corporate bonds at March 31, 2020, and December 31, 2019, and determined that an OTTI charge was not warranted.

The amortized cost and estimated fair value of investments available-for-sale at March 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	March 31, 2020
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$497	$501
Due after one year through five years	6,554	6,976
Due after five years through ten years	22,097	21,389
Due after ten years	51,758	50,385
	80,906	79,251
Mortgage-backed investments	52,274	52,908
Total	$133,180	$132,159

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $18.8 million and $19.0 million were pledged as collateral for public deposits at March 31, 2020, and December 31, 2019, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

For the three months ended March 31, 2020, there were no calls, sales, or maturities on investment securities. For the three months ended March 31, 2019, the Bank had calls and sales on investment securities of $3.0 million generating a net loss of $8,000.

In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit obligation associated with certain SERP agreements. The annuities are reported at amortized cost as investments held-to-maturity on the Company’s Consolidated Balance Sheet. The amortized cost is considered the fair value of the investment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are disclosed net of loans in process (“LIP”) and are summarized as follows at the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$203,045	$210,898
Permanent non-owner occupied	168,208	161,630
	371,253	372,528

Multifamily	169,468	172,915

Commercial real estate	385,910	395,152

Construction/land:
One-to-four family residential	43,279	44,491
Multifamily	35,201	40,954
Commercial	22,946	19,550
Land	5,975	8,670
	107,401	113,665

Business	34,702	37,779
Consumer	37,225	30,199
Total loans	1,105,959	1,122,238

Less:
Deferred loan fees, net	301	558
Allowance for loan and lease losses ("ALLL")	13,530	13,218
Loans receivable, net	$1,092,128	$1,108,462

At March 31, 2020, loans totaling $501.7 million were pledged to secure borrowings from the FHLB of Des Moines compared to $506.7 million at December 31, 2019. In addition, loans totaling $122.8 million and $130.3 million were pledged to the Federal Reserve Bank of San Francisco to secure a line of credit at March 31, 2020 and December 31, 2019, respectively.

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

As of March 31, 2020, and December 31, 2019, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at March 31, 2020, and December 31, 2019 by type and risk category:

	March 31, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass	$370,100	$167,364	$385,389	$91,751	$34,702	$37,225	$1,086,531
Special mention	531	—	521	15,650	—	—	16,702
Substandard	622	2,104	—	—	—	—	2,726
Total loans	$371,253	$169,468	$385,910	$107,401	$34,702	$37,225	$1,105,959

	December 31, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass	$371,363	$170,810	$394,627	$101,141	$37,779	$30,199	$1,105,919
Special mention	536	2,105	525	12,524	—	—	15,690
Substandard	629	—	—	—	—	—	629
Total loans	$372,528	$172,915	$395,152	$113,665	$37,779	$30,199	$1,122,238

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended March 31, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,034	$1,607	$4,559	$2,222	$1,140	$656	$13,218
Recoveries	12	—	—	—	—	—	12
Provision (recapture)	9	51	134	(79)	(66)	251	300
Ending balance	$3,055	$1,658	$4,693	$2,143	$1,074	$907	$13,530

ALLL by category:
General reserve	$3,026	$1,658	$4,693	$2,143	$1,074	$907	$13,501
Specific reserve	29	—	—	—	—	—	29

Loans:
Total loans	$371,253	$169,468	$385,910	$107,401	$34,702	$37,225	$1,105,959
Loans collectively evaluated for impairment (1)	367,395	167,364	384,653	91,751	34,702	37,225	1,083,090
Loans individually evaluated for impairment (2)	3,858	2,104	1,257	15,650	—	—	22,869
____________

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended March 31, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,387	$1,680	$4,777	$2,331	$936	$236	$13,347
Recoveries	24	—	—	—	—	37	61
(Recapture) provision	(379)	(101)	32	801	94	(47)	400
Ending balance	$3,032	$1,579	$4,809	$3,132	$1,030	$226	$13,808

ALLL by category:
General reserve	$2,982	$1,579	$4,809	$3,132	$1,030	$226	$13,758
Specific reserve	50	—	—	—	—	—	50

Loans:
Total loans	$351,332	$167,843	$384,686	$114,510	$33,513	$14,336	$1,066,220
Loans collectively evaluated for impairment (1)	345,569	167,843	382,530	114,510	33,513	14,292	1,058,257
Loans individually evaluated for impairment (2)	5,763	—	2,156	—	—	44	7,963
_____________

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At March 31, 2020, past due loans were 0.20% of total loans receivable. In comparison, past due loans were 0.19% of total loans receivable at December 31, 2019. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of March 31, 2020
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$79	$—	$—	$79	$202,966	$203,045
Non-owner occupied	—	—	—	—	168,208	168,208
Multifamily	—	—	2,104	2,104	167,364	169,468
Commercial real estate	—	—	—	—	385,910	385,910
Construction/land	—	—	—	—	107,401	107,401
Total real estate	79	—	2,104	2,183	1,031,849	1,034,032
Business	—	—	—	—	34,702	34,702
Consumer	—	—	—	—	37,225	37,225
Total loans	$79	$—	$2,104	$2,183	$1,103,776	$1,105,959
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at March 31, 2020.

	Loans Past Due as of December 31, 2019
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$79	$—	$—	$79	$210,819	$210,898
Non-owner occupied	—	—	—	—	161,630	161,630
Multifamily	2,105	—	—	2,105	170,810	172,915
Commercial real estate	—	—	—	—	395,152	395,152
Construction/land	—	—	—	—	113,665	113,665
Total real estate	2,184	—	—	2,184	1,052,076	1,054,260
Business	—	—	—	—	37,779	37,779
Consumer	—	—	—	—	30,199	30,199
Total loans	$2,184	$—	$—	$2,184	$1,120,054	$1,122,238
_________________

(1) There were no loans 90 days and greater past due and still accruing interest at December 31, 2019.

Nonperforming Loans. When a loan becomes 90 days past due, the Bank generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2020	December 31, 2019
	(In thousands)
One-to-four family residential	$91	$95
Multifamily	2,104	—
Total nonaccrual loans	$2,195	$95

During the three months ended March 31, 2020, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $14,000. For the three months ended March 31, 2019, foregone interest on nonaccrual loans was $6,000.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	March 31, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$371,162	$167,364	$385,910	$107,401	$34,702	$37,225	$1,103,764
Nonperforming (2)	91	2,104	—	—	—	—	2,195
Total loans	$371,253	$169,468	$385,910	$107,401	$34,702	$37,225	$1,105,959
_____________

(1) There were $203.0 million of owner-occupied one-to-four family residential loans and $168.2 million of non-owner occupied one-to-four family residential loans classified as performing.
(2) The $91,000 one-to-four family residential loan classified as nonperforming is owner-occupied.

	December 31, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$372,433	$172,915	$395,152	$113,665	$37,779	$30,199	$1,122,143
Nonperforming (2)	95	—	—	—	—	—	95
Total loans	$372,528	$172,915	$395,152	$113,665	$37,779	$30,199	$1,122,238
_____________

(1) There were $210.8 million of owner-occupied one-to-four family residential loans and $161.6 million of non-owner occupied one-to-four family residential loans classified as performing.
(2) The $95,000 of one-to-four family residential loans classified as nonperforming are all owner-occupied.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document or the borrower failing to comply with contractual terms of the loan. At March 31, 2020, there were no commitments to advance funds related to impaired loans. At December 31, 2019, there was $3.1 million committed to be advanced on an impaired $12.5 million construction loan. During the three months ended March 31, 2020, the $15.7 million impaired construction/land loan became fully funded. The Bank authorized completion of the loan funding because it determined that it was in the Bank’s best interest to finalize the construction project. At March 31, 2020, the loan is well collateralized and the Bank currently does not expect to incur a loss.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	March 31, 2020
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$429	$575	$—
Non-owner occupied	1,289	1,289	—
Multifamily	2,104	2,104	—
Commercial real estate	1,257	1,257	—
Construction/land	15,650	15,650	—
Total	20,729	20,875	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	503	549	12
Non-owner occupied	1,637	1,637	17
Total	2,140	2,186	29

Total impaired loans:
One-to-four family residential:
Owner occupied	932	1,124	12
Non-owner occupied	2,926	2,926	17
Multifamily	2,104	2,104	—
Commercial real estate	1,257	1,257	—
Construction/land	15,650	15,650	—
Total	$22,869	$23,061	$29
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$433	$9	$1,078	$15
Non-owner occupied	1,388	21	2,208	31
Multifamily	2,105	46	—	—
Commercial real estate	1,262	22	2,328	38
Construction/land	14,087	150	—	—
Consumer	—	—	66	1
Total	19,275	248	5,680	85

Loans with an allowance:
One-to-four family residential:
Owner occupied	504	9	512	9
Non-owner occupied	1,642	23	2,746	30
Commercial real estate	—	—	121	—
Total	2,146	32	3,379	39

Total impaired loans:
One-to-four family residential:
Owner occupied	937	18	1,590	24
Non-owner occupied	3,030	44	4,954	61
Multifamily	2,105	46	—	—
Commercial real estate	1,262	22	2,449	38
Construction/land	14,087	150	—	—
Consumer	—	—	66	1
Total	$21,421	$280	$9,059	$124

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At March 31, 2020, the TDR portfolio totaled $5.0 million. At December 31, 2019, the TDR portfolio totaled $5.2 million. At both dates, all TDRs were performing according to their modified repayment terms.

At March 31, 2020, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three months ended March 31, 2020 and 2019.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no TDR modifications during the three months ended March 31, 2020. The following table presents TDR modifications for the three months ended March 31, 2019, and their recorded investment prior to and after the modification:

	Three Months Ended March 31, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
One-to-four family residential
Principal and interest with interest rate concession and advancement of maturity date	6	$824	$824
Advancement of maturity date	3	694	694
Total	9	$1,518	$1,518

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three months ended March 31, 2020, and March 31, 2019, no loans that had been modified in the previous 12 months defaulted.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Balance at beginning of period	$454	$483
Market value adjustments	—	(29)
Balance at end of period	$454	$454

For the three months ended March 31, 2020, there were no OREO properties sold and no market value adjustments taken on the properties in OREO. For the three months ended March 31, 2019, there were no OREO properties sold and $29,000 in market value adjustments on OREO properties. OREO at March 31, 2020, consisted of $454,000 in commercial real estate properties. At March 31, 2020, there was a $2.1 million multifamily loan and no one-to-four family residential loans for which formal foreclosure proceedings were in process.

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

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at March 31, 2020 and December 31, 2019:

	Fair Value Measurements at March 31, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$16,008	$—	$16,008	$—
Freddie Mac	4,347	—	4,347	—
Ginnie Mae	21,669	—	21,669	—
Other	10,884	—	10,884	—
Municipal bonds	10,956	—	10,956	—
U.S. Government agencies	43,188	—	43,188	—
Corporate bonds	25,107	—	25,107	—
Total available-for-sale investments	132,159	—	132,159	—

Liabilities:
Derivative fair value liability	3,287	—	3,287	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Fair Value Measurements at December 31, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$15,629	$—	$15,629	$—
Freddie Mac	4,292	—	4,292	—
Ginnie Mae	23,050	—	23,050	—
Other	11,448	—	11,448	—
Municipal bonds	10,911	—	10,911	—
U.S. Government agencies	45,750	—	45,750	—
Corporate bonds	25,521	—	25,521	—
Total available-for-sale investments	136,601	—	136,601	—
Derivative fair value asset	426	—	426	—
Total	$137,027	$—	$137,027	$—

The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

The tables below present the balances of assets measured at fair value on a nonrecurring basis at March 31, 2020, and December 31, 2019:

	Fair Value Measurements at March 31, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$22,840	$—	$—	$22,840
OREO	454	—	—	454
Total	$23,294	$—	$—	$23,294
_____________
(1) Total fair value of impaired loans is net of $29,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$19,939	$—	$—	$19,939
OREO	454	—	—	454
Total	$20,393	$—	$—	$20,393
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$22,840	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$454	Market approach	Appraised value less selling costs	0.0% (0.0%)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$19,939	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$454	Market approach	Appraised value less selling costs	0.0% (0.0%)

The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	March 31, 2020
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$6,453	$6,453	$6,453	$—	$—
Interest-earning deposits with banks	22,063	22,063	22,063	—	—
Investments available-for-sale	132,159	132,159	—	132,159	—
Investments held-to-maturity	2,371	2,371	—	2,371	—
Loans receivable, net	1,092,128	1,088,184	—	—	1,088,184
FHLB stock	8,010	8,010	—	8,010	—
Accrued interest receivable	4,302	4,302	—	4,302	—

Financial Liabilities:
Deposits	536,850	536,850	536,850	—	—
Certificates of deposit, retail	437,676	448,700	—	448,700	—
Certificates of deposit, brokered	25,457	25,546	—	25,546	—
Advances from the FHLB	160,000	163,306	—	163,306	—
Accrued interest payable	236	236	—	236	—
Derivative fair value liability	3,287	3,287	—	3,287	—

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2019
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$10,094	$10,094	$10,094	$—	$—
Interest-earning deposits with banks	12,896	12,896	12,896	—	—
Investments available-for-sale	136,601	136,601	—	136,601	—
Loans receivable, net	1,108,462	1,096,499	—	—	1,096,499
FHLB stock	7,009	7,009	—	7,009	—
Accrued interest receivable	4,138	4,138	—	4,138	—
Derivative fair value asset	426	426	—	426	—

Financial Liabilities:
Deposits	513,959	513,959	513,959	—	—
Certificates of deposit, retail	425,103	430,418	—	430,418	—
Certificates of deposit, brokered	94,472	94,556	—	94,556	—
Advances from the FHLB	137,700	137,706	—	137,706	—
Accrued interest payable	285	285	—	285	—

Note 8 - Leases

The Company adopted ASU 2016-02 and ASU 2018-11 using the modified retrospective approach with an effective date of January 1, 2019, and recognized on the consolidated balance sheets a ROU included in prepaid expenses and other assets and lease liabilities included in other liabilities. At March 31, 2020, the Company had eleven operating leases for retail branch locations. The remaining lease terms range from 5 months to 5.3 years, with most leases carrying optional extensions of 3-5 years. The Company will include optional lease term extensions in the ROU and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease that was in place at January 1, 2019, or for leases added after that date, at the time of lease inception.

The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At March 31, 2020, the Company was committed to paying $57,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

Total lease expense included in the Company’s Consolidated Income Statements for the three months ended March 31, 2020 and 2019, was $225,000 and $175,000, respectively. Lease expense includes the amortized lease expense under ASU 2016-02 combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. At March 31, 2020, the ROU had a balance of $2.4 million and the lease liability had a balance of $2.5 million on the Company’s consolidated balance sheet and is amortizing over a weighted-average remaining term of 6.6 years. The weighted-average discount rate used to calculate the present value of future minimum lease payments was 2.84% at March 31, 2020.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table provides a reconciliation between the undiscounted minimum lease payments at March 31, 2020 and the discounted lease liability at that date:

March 31, 2020
(in thousands)
Due through one year	$617
Due after one year through two years	446
Due after two years through three years	428
Due after three years through four years	324
Due after four years through five years	249
Due after five years	728
Total minimum lease payments	2,792
Less: present value discount	(254)
Lease liability	$2,538

The Company is finalizing a lease for a new retail branch in Gig Harbor, Washington, which is expected to commence later in 2020.

Note 9 - Derivatives

The Company uses derivative financial instruments, in particular, interest rate swaps, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At March 31, 2020, the Company held six interest rate swap agreements with initial terms of four to eight years, and total notional amount of $120.0 million. In addition, at that date, the Company held two forward-starting interest rate swap agreements with terms of seven and eight years and a total notional amount of $25.0 million. Under the current agreements, the Company pays a weighted-average fixed interest rate of 1.22% monthly and in exchange receives variable rate amounts from the interest rate swap counter party based on 1-month or 3-month LIBOR, based on the swap agreement’s stated rate reset date. On the forward-starting agreements, the Company will pay a weighted average fixed rate of 0.80% and in exchange receives variable rate amounts from the interest rate swap counter party based on 3-month LIBOR. Concurrent with each interest rate swap start dates, the Company secured fixed rate FHLB advances, for the notional amount of the swap, that reset at 1-month or 3-month cycles based on the rate reset dates of the interest rate swap agreement. The Company pays or receives the net interest to the counter party amount monthly or quarterly, based on the respective hedge agreement, and includes this amount as part of its interest expense on the Consolidated Income Statement.

Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the hedge instruments as compared to the one-month or three-month LIBOR interest received from the counterparty. At March 31, 2020, the net fair value loss of the cash flow hedges of $3.3 million was reported with other liabilities. The tax effected amount of $2.6 million was included in Accumulated Other Comprehensive Income. There were no amounts recorded in the Consolidated Income Statements for the quarters ended March 31, 2020 or 2019, related to ineffectiveness.

Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

The following table presents the fair value of these derivative instruments as of March 31, 2020 and December 31, 2019:

	Balance Sheet Location	Fair Value at March 31, 2020	Fair Value at December 31, 2019
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	(Other liabilities) Other assets	$(3,287)	$426

Total derivatives		$(3,287)	$426

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the net unrealized gains and losses from these derivative instruments included on the Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended March 31, 2020	Amount Recognized in OCI for the three months ended March 31, 2019
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$(2,933)	$(363)

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At March 31, 2020, there were no unvested shares of restricted stock awards under the 2008 Plan. At this date, there were 8,000 stock options granted under the 2008 Plan that are expected to vest and be available for exercise, and an additional 305,000 stock options from the 2008 Plan were available for exercise at March 31, 2020, subject to the 2008 Plan provisions. At March 31, 2020, there were 1,207,658 total shares available for grant under the 2016 Plan, including 303,829 shares available to be granted as restricted stock.

For the three months ended March 31, 2020 and 2019, total compensation expense for both the 2008 and 2016 Plans was $80,000 and $124,000, respectively, and the related income tax benefit was $17,000 and $26,000, respectively.

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

A summary of the Company’s stock option plan awards and activity for the three months ended March 31, 2020, follows:

	For the Three Months Ended March 31, 2020
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	313,000	$10.34		1,440,310	$3.69
Outstanding at March 31, 2020	313,000	10.34	3.73	166,050	3.69
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	312,760	10.34	3.73	166,050	3.69
Exercisable at March 31, 2020	305,000	10.27	3.68	166,050	3.66

As of March 31, 2020, there was $23,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. The cost is expected to be recognized over the remaining eight month weighted-average vesting period. There were no stock options granted during the three months ended March 31, 2020.

Restricted Stock Awards

The 2016 Plan authorizes the grant of restricted stock awards subject to vesting periods or terms as defined by the award committee and specified in the award agreement. Restricted stock awards granted in lieu of cash payments for directors’ fees are subject to immediate vesting on the grant date unless the award agreement provides otherwise.

A summary of changes in nonvested restricted stock awards for the three months ended March 31, 2020, follows:

	For the Three Months Ended March 31, 2020
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	16,698	$16.53
Granted	16,228	13.61
Vested	(16,698)	16.53
Nonvested at March 31, 2020	16,228	13.61
Expected to vest assuming a 3% forfeiture rate over the vesting term	15,741	13.61

As of March 31, 2020, there was $198,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining eleven month weighted-average vesting period.

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except share data)
Net income	$1,684	$1,945
Less: Earnings allocated to participating securities	(3)	(3)
Earnings allocated to common shareholders	$1,681	$1,942

Basic weighted average common shares outstanding	9,896,234	10,118,286
Dilutive stock options	72,120	89,718
Dilutive restricted stock grants	9,706	12,896
Diluted weighted average common shares outstanding	9,978,060	10,220,900

Basic earnings per share	$0.17	$0.19
Diluted earnings per share	$0.17	$0.19

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2020 and 2019, there were 40,000 and 50,000 options to purchase shares of common stock, respectively, that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenue

The following table includes the Company’s noninterest income disaggregated by type of service for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Loss on sale of investments (1)	$—	$(8)
BOLI change in cash surrender value (1)	254	269
Wealth management revenue	165	196
Deposit related fees	68	69
Debit card and ATM fees	108	102
Loan related fees	392	47
Loan interest swap fees	—	16
Other	3	9
Total noninterest income	$990	$700
_______________
(1) Not within scope of Topic 606

For the three months ended March 31, 2020 and 2019, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

At March 31, 2020 and December 31, 2019, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain matters discussed in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about, among other things, expectations of the business environment in which we operate, projections of future performance or financial items, perceived opportunities in the market, potential future credit experience, and statements regarding our mission and vision. These forward-looking statements are based upon current management expectations and may, therefore, involve risks and uncertainties. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the effect of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs, that may be affected by deterioration in the housing and commercial real estate markets, and may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve Bank of San Francisco (“FRB”) and our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks (“DFI”) or other regulatory authorities, including the possibility that any such regulatory authority may initiate an enforcement action against the Company or the Bank which could require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; our ability to pay dividends on our common stock; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining the fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement a branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the implementing regulations; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services, including the potential effects of the COVID-19 pandemic, and other risks detailed in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). Any of the forward-looking statements that we make in this Form 10-Q and in the other public reports and statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Because of these and other uncertainties, our actual future results may be materially different from those expressed in any forward-looking statements made by or on our behalf. Therefore, these factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements. We undertake no responsibility to update or revise any forward-looking statements.

As used throughout this report, the terms “Company”, “we”, “our”, or “us” refer to First Financial Northwest, Inc. and its consolidated subsidiaries, including First Financial Northwest Bank and First Financial Diversified Corporation.

Overview

First Financial Northwest Bank (“the Bank”) is a wholly-owned subsidiary of First Financial Northwest, Inc. (“the Company”) and, as such, comprises substantially all of the activity for the Company. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and headquarters in Renton, Washington, as well as six retail branches in King County, Washington, five retail branches in Snohomish County, Washington, and one retail branch in Pierce County, Washington. The Bank has received FDIC approval to open a new branch in Gig Harbor, Washington. This additional Pierce County location is expected to open in the second half of 2020.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the Federal Home Loan Bank of Des Moines (“FHLB”) and raising funds in the wholesale market (including brokered deposits), then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in six to eighteen months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans and consumer loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 41 other states, including concentrations in California, Utah, Oregon and Georgia of $44.1 million, $16.2 million, $11.7 million and $8.2 million, respectively.

The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities with our current risk tolerance levels and asset/liability objectives. The Bank has created a small business loan (“SBA”) department, with the goal of achieving SBA preferred lender status in 2020, which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank plans to increase originations of the business loan portfolio, which may include business lines of credit, business term loans, equipment financing, and a focus on industry specific loans, such as green energy financing. In conjunction with the growth of business loans, the Bank seeks to service these customers with their business deposits as well.

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

COVID-19 Related Information

In response to the COVID-19 pandemic, the Bank is committed to providing assistance to its customers. Under the Coronavirus Aid, Relief, and Economic Security Act of 2020 (“CARES Act”) and regulatory guidance, the Bank is providing certain short-term loan modifications. In addition, the Bank is participating in the Paycheck Protection Program (“PPP”) as a lender. As of April 30, 2020, the Bank had obtained SBA Loan Authorizations for $48.9 million PPP loans.

The CARES Act and regulatory guidance provided that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. up to 6 months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. The primary method of relief granted by the Company at this time is to allow the borrower to defer their loan payments for three to six months. Certain borrowers will be allowed to pay interest only or have payment deferrals for periods longer than six months after a review of their specific circumstances. Deferred principal and interest amounts are added as a balloon payment due at the original maturity date of the loan. As of April 30, 2020, the Bank had received 168 requests for loan modifications by borrowers adversely impacted by the COVID-19 pandemic. The following table shows the term of COVID-19 pandemic relief modifications granted to our borrowers, and the loan balance as of the modification date, in accordance with the CARES Act and regulatory guidance:

	As of April 30, 2020
	Balance of loans with modifications up to 3 months	Balance of loans with modifications more than 3 months	Total balance of loans with modifications granted	Total loans as of March 31, 2020	Modifications as % of total loans as of March 31, 2020
	(Dollars in thousands)
One-to-four family residential	$17,141	$6,772	$23,913	$371,253	6.4%
Multifamily	1,726	2,877	4,603	169,468	2.7
Commercial real estate:
Office	2,408	—	2,408	95,911	2.5
Retail	14,405	4,128	18,533	122,460	15.1
Mobile home park	—	—	—	25,370	—
Hotel/motel	996	5,566	6,562	52,515	12.5
Nursing home	5,400	6,368	11,768	11,783	99.9
Warehouse	—	5,635	5,635	17,489	32.2
Storage	—	—	—	34,551	—
Other non-residential	828	—	828	25,831	3.2
Total Commercial real estate	24,037	21,697	45,734	385,910	12.1
Construction/land	1,100	—	1,100	107,401	1.0
Business
Aircraft	1,074	—	1,074	13,741	7.8
SBA	—	—	—	753	—
Other business	2,065	657	2,722	20,208	13.5
Total other business	3,139	657	3,796	34,702	10.9
Consumer:
Classic/collectible auto	1,202	—	1,202	22,029	5.5
Other consumer	760	—	760	15,196	5.0
Total consumer	1,962	—	1,962	37,225	5.3
Total loans with pandemic modifications	49,105	32,003	81,108	1,105,959	7.3

At March 31, 2020, the loans included in the above table were current on their loan payments. The Bank is monitoring its loan portfolio for delinquencies of loans that have not requested modifications under the CARES Act. As of April 30, 2020, there were 18 loans totaling $9.4 million that had not requested a deferral and were 10 or more days past due, including the $2.1 million multifamily loan currently in foreclosure.

Critical Accounting Policies

Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates and assumptions that may affect the value of our assets or liabilities and our financial results. These policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or by using different assumptions. These policies govern the ALLL, the valuation of OREO, and the calculation of deferred taxes, the right-of-use asset and lease liability on our operating leases, fair values, and other-than-temporary impairments on the market value of investments and derivatives. These policies and estimates are described in further detail in Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1, Summary of Significant Accounting Policies in the 2019 Form 10-K. There have not been any material changes in the Company’s critical accounting policies and estimates as compared to the disclosure contained in the 2019 Form 10-K.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total assets were $1.33 billion at March 31, 2020, a decrease of 0.8%, from $1.34 billion at December 31, 2019. The following table details the $10.7 million net change in the composition of our assets at March 31, 2020 from December 31, 2019.

	Balance at March 31, 2020	Change from December 31, 2019	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$6,453	$(3,641)	(36.1)%
Interest-earning deposits with banks	22,063	9,167	71.1
Investments available-for-sale, at fair value	132,159	(4,442)	(3.3)
Investment held-to-maturity	2,371	2,371	n/a
Loans receivable, net	1,092,128	(16,334)	(1.5)
FHLB stock, at cost	8,010	1,001	14.3
Accrued interest receivable	4,302	164	4.0
Deferred tax assets, net	2,227	726	48.4
OREO	454	—	—
Premises and equipment, net	22,591	125	0.6
BOLI	32,290	308	1.0
Prepaid expenses and other assets	1,898	(318)	(14.4)
ROU	2,446	237	10.7
Goodwill	889	—	—
Core deposit intangible	932	(36)	(3.7)
Total assets	$1,331,213	$(10,672)	(0.8)%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), increased by $9.2 million during the three months ended March 31, 2020. These funds fluctuate based on our funding needs.

Investments available-for-sale. Our investments available-for-sale portfolio decreased by $4.4 million during the three months ended March 31, 2020. During this period, we had no sales or maturities of securities. At March 31, 2020, corporate bonds issued by financial institutions represented $25.1 million, or 19.0% of our investments available-for-sale and municipal bonds represented $11.0 million, or 8.3% of our investments available-for-sale.

The effective duration of the investments available-for-sale at March 31, 2020, was 2.64% as compared to 2.54% at December 31, 2019. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Total loans receivable remained virtually unchanged, decreasing by $16.3 million during the three months ended March 31, 2020, to $1.1 billion at March 31, 2020. Loan originations of $38.7 million were supplemented with $5.3 million of loan purchases to help offset loan repayments. During the three months ended March 31, 2020, one‑to‑four family residential loans decreased by $1.3 million, commercial real estate loans decreased by $9.2 million, multifamily loans decreased by $3.4 million, construction/land loans decreased by $6.3 million and business loans decreased by $3.1 million. Partially offsetting these decreases, consumer loans increased by $7.0 million as purchases of classic and collectible auto loans continued to be strong.

Our loan concentrations remained stable at March 31, 2020 as compared to December 31, 2019. At these dates, the Bank’s construction loans totaled 77.6% and 81.9% of total capital, respectively, and total non-owner occupied commercial real estate was 437.7% and 449.7% of total capital, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non‑residential, and construction loans, should not exceed 550% of total risk-based capital. Our concentration guideline for construction/land loans is to limit these loans to 100% of total risk-based capital. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily, commercial and construction loans by collateral type at March 31, 2020 and December 31, 2019. Total construction/land loans are net of $72.0 million and $89.6 million of LIP at March 31, 2020 and December 31, 2019, respectively.

	March 31, 2020	December 31, 2019
	(In thousands)
Multifamily residential:
Micro-unit apartments	$11,230	$13,809
Other multifamily	158,238	159,106
Total multifamily residential	169,468	172,915

Non-residential
Office	95,911	100,744
Retail	122,460	133,094
Mobile home park	25,370	26,099
Hotel / motel	52,515	42,971
Nursing home	11,783	11,831
Warehouse	17,489	17,595
Storage	34,551	37,190
Other non-residential	25,831	25,628
Total non-residential	385,910	395,152

Construction/land:
One-to-four family residential	43,279	44,491
Multifamily	35,201	40,954
Commercial	22,946	19,550
Land	5,975	8,670
Total construction/land	107,401	113,665
Total multifamily residential, non-residential and construction/land loans	$662,779	$681,732

Included in total construction/land loans at March 31, 2020, are $32.6 million of multifamily loans, $22.9 million of commercial real estate loans and $3.6 million of one-to-four family loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At December 31, 2019, construction/land loans included $38.6 million of multifamily loans, $18.3 million of commercial real estate loans and $3.5 million of one-to-four family loans that roll over to permanent loans in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank will originate and purchase loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the three months ended March 31, 2020, the Bank purchased $5.3 million of consumer loans secured by classic/collectible automobiles to borrowers located in Washington and other states.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At March 31, 2020, total loans secured by collateral located in California represented 4.0% of our total loans and total loans secured by collateral located outside the states of California and Washington represented 9.8% of our total loans. The following table details geographic concentrations in our loan portfolio:

	At March 31, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$291,219	$99,832	$199,050	$97,224	$17,142	$13,172	$717,639
Pierce County	33,897	5,052	26,702	6,069	362	606	72,688
Snohomish County	26,004	3,539	34,280	33	3,708	1,436	69,000
Kitsap County	7,571	5	299	2,249	—	—	10,124
Other Washington Counties	9,310	24,330	47,183	1,826	1,236	437	84,322
California	2,664	20,335	15,482	—	972	4,634	44,087
Outside Washington and California (1)	588	16,375	62,914	—	11,282	16,940	108,099
Total loans	$371,253	$169,468	$385,910	$107,401	$34,702	$37,225	$1,105,959
_______________
(1) Includes loans in Utah, Oregon and Georgia of $16.2 million, $11.7 million and $8.2 million, respectively, and loans in 37 other states.

Our five largest borrowing relationships, which represent 8.0% of our net loans, increased by $1.9 million to $88.8 million at March 31, 2020, from $86.9 million at December 31, 2019. The total number of loans represented by this group of borrowers decreased slightly to 14 loans at March 31, 2020, from 16 loans at December 31, 2019. At March 31, 2020, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio.

The following table details our five largest lending relationships at March 31, 2020:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Construction/Land	Aggregate Balance of Loans
	(Dollars in thousands)
Real estate investor	5	$—	$8,399	$12,957	$—	$21,356
Real estate investor	5	430	—	18,827	—	19,257
Real estate investor	2	—	—	18,622	—	18,622
Real estate investor	1	—	—	—	15,650	15,650
Real estate investor	1	—	—	13,888	—	13,888
Total	14	$430	$8,399	$64,294	$15,650	$88,773
________

(1)	The composition of borrowers represented in the table may change between periods.

(2)	The one-to-four family residential loan is an owner occupied property. The commercial real estate loans are for non-owner occupied properties.

The ALLL increased to $13.5 million at March 31, 2020, from $13.2 million at December 31, 2019, and represented 1.22% and 1.18% of total loans receivable at March 31, 2020, and December 31, 2019, respectively. The ALLL consists of two components, the general allowance and the specific reserves. The increase in the ALLL general allowance was primarily the result of increases in forecasted credit deterioration for all loan categories in response to the economic disruption caused by the COVID-19 pandemic. The increase was partially offset by the $16.3 million decline in total loans receivable. Impaired loans increased $2.9 million during the three months ended March 31, 2020, however, the loans are generally well collateralized and did not require additional reserves to be set aside. The specific reserves decreased by $2,000 as a result of amortization of the additional allowance set aside on loans with modifications. For additional information, see “Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019 - Provision for Loan Losses” discussed below.

We believe that the ALLL at March 31, 2020, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ALLL are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Part II, Item 1A.

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

The following table presents a breakdown of our TDRs at the dates indicated, all of which were performing:

	March 31, 2020	December 31, 2019	Three Month Change
	(Dollars in thousands)
Performing TDRs:
One-to-four family residential	$3,768	$3,979	$(211)
Commercial real estate	1,257	1,267	(10)
Total TDRs	$5,025	$5,246	$(221)
% TDRs classified as performing	100.0%	100.0%

Our TDRs decreased $221,000 at March 31, 2020, compared to December 31, 2019, as a result of principal repayments and loan payoffs. At March 31, 2020, all TDRs were performing and on accrual status. In addition, there were no committed but undisbursed funds in connection with our TDRs. The largest TDR relationship at March 31, 2020, totaled $1.3 million and was secured by a commercial property located in King County.

Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At both March 31, 2020, and December 31, 2019, total past due loans were $2.2 million, representing 0.20% and 0.19% of total loans receivable, respectively.

Nonperforming assets increased by $2.1 million during the first three months of 2020, primarily as a result of a $2.1 million multifamily loan that was moved to nonaccrual status during this period. The following table presents detailed information on our nonperforming assets at the dates indicated:

	March 31, 2020	December 31, 2019	Three Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$91	$95	$(4)
Multifamily	2,104	—	2,104
Total nonaccrual loans	2,195	95	2,100

OREO	454	454	—
Total nonperforming assets (1)	$2,649	$549	$2,100

Nonperforming assets as a percent of total assets	0.20%	0.04%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 100.0% of our TDRs were performing in accordance with their restructured terms at March 31, 2020.

Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. The largest nonaccrual loan at March 31, 2020 was a $2.1 million multifamily loan secured by a non-owner occupied multifamily residence located in King County. Foreclosure proceedings are underway on this loan as it was more than 90 days past due at March 31, 2020. Also included in nonaccrual loans at March 31, 2020, was a $91,000 owner occupied, single-family residence located in Snohomish County. This loan was current on its loan payments at that date.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert nonearning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the low ratio of our nonperforming assets as a percent of total assets of 0.20% at March 31, 2020, and 0.04% at December 31, 2019, as well as the minimal amount of OREO held at March 31, 2020.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At both March 31, 2020, and December 31, 2019, OREO was $454,000, and consisted of two undeveloped commercial lots located in Pierce County.

Intangible assets. The balance of goodwill was $889,000 at both March 31, 2020 and December 31, 2019. Goodwill was calculated as the excess purchase price of the branches acquired in August 2017 (the “Branch Acquisition”) over the fair value of the assets acquired and liabilities assumed.

The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing checking, interest-bearing checking, savings, and money market accounts. The CDI balance was $932,000 at March 31, 2020 and $968,000 at December 31, 2019. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount amortizes into noninterest expense on an accelerated basis over ten years.

As a result of the economic disruption caused by the COVID-19 pandemic, the Company will perform interim impairment testing on goodwill and the CDI during the second quarter of 2020.

Deposits. During the first three months of 2020, deposits decreased $33.6 million to $1.00 billion at March 31, 2020, compared to $1.03 billion at December 31, 2019. Deposit accounts consisted of the following:

	March 31, 2020	Change from December 31, 2019	Percent Change
	(Dollars in thousands)
Noninterest-bearing	$53,519	$670	1.3%
Interest-bearing checking	68,803	2,906	4.4
Statement savings	17,040	(407)	(2.3)
Money market	397,489	19,723	5.2
Certificates of deposit, retail	437,676	12,573	3.0
Certificates of deposit, brokered	25,457	(69,015)	(73.1)
	$999,984	$(33,550)	(3.2)

Our retail deposits increased by $35.5 million during the three months ended March 31, 2020. Money market accounts increased by $19.7 million and retail certificates of deposit increased by $12.6 million as the Bank competitively priced these products to increase these funding sources. In addition, continued emphasis on deposit growth at our branches resulted in a $2.9 million increase in interest-bearing checking accounts. The COVID-19 pandemic has not adversely impacted the Bank’s deposits with balances remaining stable subsequent to March 31, 2020.

The Bank’s portfolio of brokered certificates of deposits decreased by $69.0 million to $25.5 million at March 31, 2020, from $94.5 million at December 31, 2019. To assist in management of our interest rate risk, $62.5 million of maturing brokered certificates of deposit were partially replaced with FHLB borrowings hedged by interest rate swap agreements. In addition, $6.5 million of callable brokered certificates of deposit, with a weighted average interest rate of 2.86%, were redeemed early. The Bank’s current portfolio of brokered certificates of deposit will mature in two to seven months.

At March 31, 2020 and December 31, 2019, we held $37.2 million and $34.0 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet and to supplement our deposits. Total FHLB advances were $160.0 million at March 31, 2020, a $22.3 million increase from $137.7 million at December 31, 2019. At March 31, 2020, the Bank’s advances included $60.0 million of fixed-rate three-month advances that renew quarterly, and $60.0 million of fixed-rate one-month advances that renew monthly, that are utilized in cash flow hedge agreements, as described below. In addition, at March 31, 2020, we held $40.0 million of purchased FHLB Fed Funds that. The short-term nature of our advances and overnight FHLB advances provides us flexibility to adjust the level of our borrowings as our customer deposit balances change consistent with our asset/liability objectives. At March 31, 2020, all of our FHLB advances were due to reprice in less than two months.

Cash Flow Hedge. To assist in our interest rate risk management efforts, the Bank has entered into multiple interest rate swap agreements with qualified institutions. Each interest rate swap agreement qualifies as a cash flow hedge of the variability of future interest payments attributable to the changes in 1- month or 3-month LIBOR rates. The objective of the cash flow hedge is to offset the variability of cash flows due to the rollover of the Bank’s FHLB, or other fixed rate advance, for 1-month or 3-months, respectively, for the term of the agreement. The agreements allow for a substitute index to be used if LIBOR is unavailable.

The following table presents details of the Bank’s interest rate swap agreements as of March 31, 2020. For each interest rate swap agreement listed, the Bank has secured a fixed-rate FHLB advance for the notional amount that reprices at the same frequency as the corresponding interest-rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the below table. The original term of these interest rate swap agreements range from four to eight years.

Notional amount	Start Date	Maturity Date	Fixed rate paid to counterparty	Index rate received from counterparty	Repricing Frequency
(Dollars in thousands)
$50,000	10/25/2016	10/25/2021	1.340%	3-month LIBOR	quarterly
15,000	9/27/2019	9/27/2024	1.440	1-month LIBOR	monthly
10,000	11/19/2019	11/20/2023	1.585	3-month LIBOR	quarterly
15,000	3/2/2020	3/2/2026	0.911	1-month LIBOR	monthly
15,000	3/2/2020	3/2/2027	0.937	1-month LIBOR	monthly
15,000	3/2/2020	3/2/2028	0.984	1-month LIBOR	monthly
15,000	10/25/2021	10/25/2028	0.793	3-month LIBOR	quarterly
10,000	10/25/2021	10/25/2029	0.800	3-month LIBOR	quarterly

Interest rate swap agreements in the above table with start dates in 2021 are forward-starting contracts. The Bank intends to secure two fixed-rate FHLB advances on October 25, 2021 for $15.0 million and $10.0 million, for seven years and eight years, respectively, which will reprice quarterly. These agreements were contracted as a partial replacement of the $50.0 million notional interest rate swap that will mature on October 25, 2021.

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At March 31, 2020, we recognized a $3.3 million net fair value liability as a result of the decrease in the market value of these interest rate swap agreements.

Stockholders’ Equity. Total stockholders’ equity decreased $3.2 million during the first three months of 2020 to $153.1 million at March 31, 2020, from $156.3 million at December 31, 2019. Increases to stockholders’ equity included $1.7 million of net income and $462,000 of stock based compensation. These increases were more than offset by a $3.2 million, net of tax, decrease in other comprehensive income as a result of the decline in the fair market value of our available-for-sale securities and cash flow hedge. In addition, stockholders’ equity decreased by $1.1 million from the repurchase of 79,395 shares of common stock and $988,000 in cash dividends paid. As part of the strategy to increase shareholder value, the Company’s Board of Directors authorized a stock repurchase plan that began on January 27, 2020 and expires on July 27, 2020. The plan authorizes the repurchase of up to 513,000 shares of the Company’s stock. At March 31, 2020, the Company had repurchased 79,395 shares under this repurchase plan at an average price of $14.06 per share.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended March 31,
	2020	2019

Dividend declared per common share	$0.10	$0.08
Dividend payout ratio (1)	58.8%	42.1%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and 2019

General. Net income for the three months ended March 31, 2020, was $1.7 million, or $0.17 per diluted share as compared to net income of $1.9 million, or $0.19 per diluted share for the three months ended March 31, 2019. The $261,000 decrease in net income during the three months ended March 31, 2020, was a combined result of a $188,000 decrease in net interest income and a $559,000 increase in noninterest expense, partially offset by a $100,000 decrease in the provision for loan losses, a $290,000 increase in noninterest income and a $96,000 decrease in federal income tax expense.

Net Interest Income. Net interest income for the three months ended March 31, 2020, decreased $188,000 to $9.7 million from $9.9 million for the three months ended March 31, 2019 as a combined result of a decrease in interest income and an increase in interest expense.

Interest income decreased by $71,000 for the three months ended March 31, 2020, as compared to the same period in 2019, primarily as a result of a $240,000 decrease in interest income on investments available-for-sale. During the three months ended March 31, 2020 as compared to the same period in 2019, our average balance of these investments decreased by $4.7 million and their average yield declined to 2.72% from 3.35%. Partially offsetting these declines, interest income from net loans receivable increased by $193,000 for the comparative periods as a result of a $64.1 million increase in their average balance, partially offset by a reduction in yield to 4.94% for the three months ended March 31, 2020, from 5.22% for the comparative period in 2019 primarily due to decreases in short-term market rates.

Also contributing to the decrease in interest income, the yield on interest-earning deposits decreased to 1.18% for the three months ended March 31, 2020, from 2.50% for the three months ended March 31, 2019, outweighing a $4.1 million increase in the average balance of these funds, resulting in a $9,000 decrease in interest income. The average balance of FHLB advances decreased by $1.3 million, resulting in a $15,000 decrease in FHLB stock dividends received for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Interest expense increased $117,000 to $4.8 million for the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily the result of a $55.6 million increase in the average balance of these funds with growth of $119.6 million in the average balance of retail deposits, partially offset by decreases of $30.8 million in brokered deposits and $33.2 million other borrowings. The total cost of interest-bearing deposits increased by five basis points for the three months ended March 31, 2020, as compared to the same period in 2019, with money market and retail certificates of deposit rate increases of 12 and 16 basis points, respectively, as we competed to grow these core deposits. Partially offsetting these increases, the cost of brokered certificates of deposit decreased by 26 basis points as certain higher cost maturing certificates were allowed to run off, and $6.5 million of brokered certificates of deposits with a weighted-average rate of 2.86% were called.

Partially offsetting the increase in deposit interest expense, our cost of other borrowings decreased by $427,000 for the three months ended March 31, 2020, as compared to the same period in 2019. Through a combination of FHLB Fed Funds and FHLB advances tied to interest rate swap agreements, the Bank’s cost of these funds decreased to 1.48% for the three months ended March 31, 2020, from 2.26% for the three months ended March 31, 2019.

The Company’s net interest margin decreased by 26 basis points, primarily due to decreases in our yield on interest earning assets outpacing the decline on our cost of interest‑bearing liabilities as a result of the lag in the market’s response to lowering deposit pricing when the targeted federal funds rate decreased in the second half of 2019 and the first quarter of 2020. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended March 31, 2020 Compared to March 31, 2019 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(632)	$825	$193
Investments available-for-sale	(201)	(39)	(240)
Interest-earning deposits with banks	(34)	25	(9)
FHLB stock	—	(15)	(15)
Total net change in income on interest-earning assets	(867)	796	(71)

Interest-bearing liabilities:
Interest-bearing demand	29	9	38
Statement savings	(1)	(2)	(3)
Money market	119	234	353
Certificates of deposit, retail	184	196	380
Certificates of deposit, brokered	(43)	(181)	(224)
Other borrowings	(242)	(185)	(427)
Total net change in expense on interest-bearing liabilities	46	71	117
Total net change in net interest income	$(913)	$725	$(188)

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended March 31, 2020 and 2019. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,096,091	$13,474	4.94%	$1,031,994	$13,281	5.22%
Investments available-for-sale	135,765	919	2.72	140,433	1,159	3.35
Interest-earning deposits with banks	10,555	31	1.18	6,484	40	2.50
FHLB stock	6,615	76	4.62	7,888	91	4.68
Total interest-earning assets	1,249,026	14,500	4.67	1,186,799	14,571	4.98
Noninterest earning assets	75,819			72,103
Total average assets	$1,324,845			$1,258,902

Liabilities and Stockholders' Equity
Interest-bearing demand	$63,413	$56	0.36%	$42,579	$18	0.17%
Statement savings	17,089	5	0.12	24,146	8	0.13
Money market	389,886	1,431	1.48	320,411	1,078	1.36
Certificates of deposit, retail	428,695	2,500	2.35	392,337	2,120	2.19
Certificates of deposit, brokered	70,979	374	2.12	101,787	598	2.38
Total interest-bearing deposits	970,062	4,366	1.81	881,260	3,822	1.76
Other borrowings	127,707	470	1.48	160,950	897	2.26
Total interest-bearing liabilities	1,097,769	4,836	1.77	1,042,210	4,719	1.84
Noninterest bearing liabilities	69,584			63,842
Average equity	157,492			152,850
Total average liabilities and equity	$1,324,845			$1,258,902
Net interest income		$9,664			$9,852
Net interest margin			3.11%			3.37%

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

During the three months ended March 31, 2020, management evaluated the adequacy of the ALLL and concluded that a $300,000 provision for loan losses was appropriate due primarily to forecasted credit losses due to the economic disruption and uncertainty from the COVID-19 pandemic. The increase in the ALLL required due to the COVID-19 pandemic was partially offset by a reduction in the ALLL for a $16.3 million decline in the balance of total loans receivable. In comparison, during the three months ended March 31, 2019, a $400,000 provision for loan losses was recognized primarily as a result of growth in net loans receivable.

The following table summarizes selected financial data related to our ALLL and loan portfolio.

	At or For the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Total loans receivable, end of period	$1,105,959	$1,066,220
Average loans receivable during period	1,096,091	1,031,994
ALLL balance at beginning of period	13,218	13,347
Provision for loan losses	300	400
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	12	24
Consumer	—	37
Total recoveries	12	61
Net recovery	12	61
ALLL balance at end of period	$13,530	$13,808
ALLL as a percent of total loans	1.22%	1.30%
Ratio of net recoveries to average net loans receivable	—	0.01

Noninterest Income. Noninterest income increased $290,000 to $1.0 million for the quarter ended March 31, 2020, from $700,000 for the quarter ended March 31, 2019. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended March 31, 2020	Change from Three Months Ended March 31, 2019	Percent Change
	(Dollars in thousands)
Net gain on sale of investments	$—	$8	(100.0)%
BOLI change in cash surrender value	254	(15)	(5.6)
Wealth management revenue	165	(31)	(15.8)
Deposit related fees	176	5	2.9
Loan related fees	392	329	522.2
Other	3	(6)	(66.7)
Total noninterest income	$990	$290	41.4%

During the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, loan related fees increased by $329,000, primarily as a result of prepayment fees collected on certain loans paid prior to maturity. Partially offsetting this increase, wealth management revenue decreased by $31,000, primarily as a result of regular fluctuations in the timing and mix of commissions received on serviced accounts. Also reducing noninterest income, the change in cash surrender value of our BOLI policies decreased by $15,000, primarily as a result of timing differences in recognition of earnings on certain policies.

Noninterest Expense. Noninterest expense increased $559,000 to $8.3 million for the three months ended March 31, 2020, from $7.7 million for the comparable period in 2019.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended March 31, 2020	Change from Three Months Ended March 31, 2019	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$5,212	$212	4.2%
Occupancy and equipment	1,071	205	23.7
Professional fees	430	(66)	(13.3)
Data processing	694	176	34.0
OREO related expenses, net	1	(30)	(96.8)
Regulatory assessments	144	7	5.1
Insurance and bond premiums	120	15	14.3
Marketing	64	(22)	(25.6)
Other general and administrative	532	62	13.2
Total noninterest expense	$8,268	$559	7.3%

Continued growth and branch expansion, as well as normal annual salary increases, for the Company contributed to an increase in salary and employee benefits of $212,000, occupancy and equipment of $205,000 and data processing services of $176,000, for the three months ended March 31, 2020, as compared to the same period in 2019. As the Company continues to expand its branches and market presence, we expect these expenses to increase accordingly. Partially offsetting the increases during the three months ended March 31, 2020, professional fees and marketing expenses decreased by $66,000 and $22,000, respectively, as these services fluctuate due to the frequency and nature of special projects or events. OREO related expenses declined by $30,000 for the three months ended March 31, 2020, as the comparative period in 2019 included a $29,000 valuation expense to recognize an adjustment to the market value of our remaining two OREO properties. Regulatory assessments increased to normal levels as the Bank utilized all of its remaining regulatory assessment credit in 2019.

Federal Income Tax Expense. The federal income tax provision decreased by $96,000 to $402,000 for the three months ended March 31, 2020, as compared to $498,000 for the same period in 2019, primarily due to a $357,000 decrease in pretax net income.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At March 31, 2020, retail certificates of deposit of $193.9 million and brokered certificates of deposit of $25.5 million were scheduled to mature in one year or less. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

The COVID-19 pandemic may impact cash flow due to payment deferrals granted to borrowers who have been negatively impacted by the pandemic. In addition, an increase in loan originations may occur to fund PPP loans under the CARES act. To assist in the additional funding needs, the FRB authorized the Paycheck Protection Program Lending Facility (“PPPLF”) to provide funding to eligible lenders on a non-recourse basis at a rate of 35 basis points, taking PPP loans as collateral at face value. The maturity date of this extension of credit will equal the maturity date of the pledged PPP loan. While we currently do not intend to use the PPPLF, we do have this and additional lending facilities available to us from the FRB.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include but are not limited to: advances from the FHLB or the FRB, which are collateral dependent, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale decreased $4.4 million to $132.2 million at March 31, 2020, from December 31, 2019, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks increased by $9.2 million to $22.1 million at March 31, 2020, from December 31, 2019, as a result of fluctuations in our funding needs for loans receivable and retail deposits. At March 31, 2020, the Bank maintained credit facilities with the FHLB totaling $603.9 million, subject to qualifying collateral limits that reduced our pledged collateral capacity to $501.7 million, with an outstanding balance of $160.0 million. As further funding sources, we also had the ability to borrow $85.2 million from the FRB and $35.0 million from lines of credit with other financial institutions, with no balance outstanding at March 31, 2020. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at March 31, 2020, of $25.5 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk compared to retail deposits. At March 31, 2020, brokered certificates of deposit had a remaining maturity of up to seven months. Some of these certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. During the three months ended March 31, 2020, the Bank redeemed $6.5 million of callable brokered certificates of deposit with a weighted average remaining maturity of one year. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, if we increase our brokered deposits, our cost of funds may increase.

First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At March 31, 2020, the Company (on an unconsolidated basis) had liquid assets of $17.6 million and short-term liabilities of $211,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2020 and December 31, 2019, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of the collateral obtained, if deemed necessary by us upon the extension of credit, is based on our credit evaluation of the customer. The amount and type of collateral required varies but may include real estate and income-producing commercial properties.

The following table summarizes our outstanding commitments to originate loans, advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at March 31, 2020:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$4,037	$4,037	$—	$—	$—
Unused portion of lines of credit	30,262	7,351	8,206	1,992	12,713
Undisbursed portion of construction loans	71,953	28,481	42,048	1,424	—
Total commitments	$106,252	$39,869	$50,254	$3,416	$12,713

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

As of March 31, 2020, the Bank had eleven operating leases with remaining terms of 5 months to 10 years which carry minimum lease payments of $57,000 per month. All of the lease agreements offer extension periods.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no matters that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At March 31, 2020, stockholders’ equity totaled $153.1 million, or 11.5% of total assets. Our book value per share of common stock was $15.03 at March 31, 2020, compared to $15.25 at December 31, 2019. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of March 31, 2020, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory capital guidelines of the FDIC. The following table provides the Bank’s capital requirements and actual results.

	At March 31, 2020
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)	$135,626	10.25%	$52,919	4.00%	$66,149	5.00%
Common equity tier I ("CET1") (to risk- weighted assets)	135,626	13.42	45,492	4.50	65,711	6.50
Tier I risk-based capital (to risk-weighted assets)	135,626	13.42	60,656	6.00	80,875	8.00
Total risk-based capital (to risk-weighted assets)	148,278	14.67	80,875	8.00	101,094	10.00

In addition to the minimum CET1, Tier I total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At March 31, 2020, the Bank’s capital conservation buffer was 6.67%.

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

We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while taking into account various elements of interest rate risk. We are using interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At March 31, 2020, the Bank held six interest rate swap agreements with a total notional amount of $120.0 million and a weighted-average fixed interest rate of 1.22%. Under the interest rate agreements, the Bank pays a fixed interest rate, and receives a floating rate based on 1-month or 3-month LIBOR rates to coincide with each agreement’s reset frequency for an original term of four to eight years. Concurrently at the onset of each interest rate agreement, the Bank secured a fixed rate FHLB advance that resets to market rate on the same cycle as the corresponding interest rate swap agreement. In addition, the Bank has entered into two, forward starting interest rate swap agreements with a start date of October 25, 2021, a total notional amount of $25.0 million, and a weighted-average interest rate of 0.80%. These interest rate agreements are intended to partially replace the $50.0 million notional amount interest rate swap that matures on that date. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third party consultant with nearly 40 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of the market value of our assets and liabilities to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust in conjunction with market rates. Approximately 56.5% of our total loans were adjustable-rate loans at March 31, 2020. At that date, $413.4 million, or 66.1% of these loans were at their floor, with a weighted-average interest rate of 4.84%. A portion of our adjustable rate loans are based on prime rate plus a specified margin, or the fully indexed rate. For these prime based loans where the floor rate is currently above the loan’s fully indexed rate, the Bank will not receive the benefit of an increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At March 31, 2020, the Bank’s net loans receivable included $159.9 million of prime based loans, of which $146.6 million were at a floor rate that exceeded their fully indexed rate. The following table shows the rate increase that would need to occur on these loans before the Bank receives the benefit of a floating rate:

March 31, 2020
Increase in prime rate:	(Dollars in thousands)
0 - 25 bps	$6,885
26 - 50 bps	2,466
51 - 75 bps	6,409
76 - 100 bps	27,414
101 - 150 bps	29,221
151 - 200 bps	37,795
> 200 bps	36,453
146,643

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

Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100 basis points. A decline by 200 or 300 basis points were not reported as the current targeted federal funds rate is between 0.00% and 0.25%.

The following table illustrates the estimated change in our net interest income over the next 12 months from March 31, 2020, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at March 31, 2020
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$38,891	2.78%
+200	38,214	0.99
+100	37,934	0.25
Base	37,839	—
(100)	38,381	1.43

The following table illustrates the change in our net portfolio value (“NPV”) at March 31, 2020, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$117,876	$(12,870)	(9.84)%	9.44%	(0.96)%	$1,249,261
+200	122,711	(8,035)	(6.15)	9.61	(0.60)	1,277,043
+100	128,994	(1,752)	(1.34)	9.86	(0.13)	1,307,711
Base	130,746	—	—	9.79	—	1,335,424
(100)	113,800	(16,946)	(12.96)	8.48	(1.27)	1,341,254
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

At March 31, 2020, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls: In the quarter ended March 31, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings

From time to time, we are engaged in various legal proceedings in the ordinary course of business, none of which are currently considered to have a material impact on our financial position or results of operations.

Item 1A. Risk Factors

In light of recent developments relating to Coronavirus Disease 2019 (“COVID-19”), the Company is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 12, 2020. The following risk factor should be read in conjunction with the risk factors described in the Annual Report on Form 10-K.

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued stay-at-home orders. As an essential business, we continue to provide banking and financial services to our customers at all of our branch locations. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

In response to the stay-at-home orders, the majority our employees currently are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic is expected to continue to adversely affect us during 2020 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Not applicable

(b)     Not applicable

(c)    The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
January 27 - January 31, 2020	6,900	$15.19	6,900	506,100
February 1 - February 29, 2020	38,995	15.01	38,995	467,105
March 1 - March 31, 2020	33,500	12.71	33,500	433,605
	79,395	14.06	79,395	433,605

On January 6, 2020, the Board of Directors authorized the repurchase of up to 513,000 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares. The plan allowed for the repurchase from January 27, 2020 through July 27, 2020, on the open market or in privately negotiated transactions, in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. At March 31, 2020, the Company had repurchased 79,395 shares authorized for repurchase at an average price of $14.06 per share.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (2)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
10.13	Offer letter for Randy T. Riffle (12)
10.14	Form of Involuntary Termination Agreement with Randy T. Riffle (13)
10.15	Form of Change in Control Severance Agreement with Randy T. Riffle (13)
10.16	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (14)
10.17	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (15)
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
101
The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

 _____________

(1)	Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 on June 6, 2007 (333-143539)

(2)	Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated March 25, 2020.
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

FIRST FINANCIAL NORTHWEST, INC.

Date: May 8, 2020	By:	/s/ Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 8, 2020	By:	/s/ Christine A. Huestis
Christine A. Huestis
First Vice President and Controller (Principal Accounting Officer)