Form 10-Q
period 2020-06-30
First Financial Northwest, Inc.
filed 2020-08-10
CIK 1401564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or
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

YES       NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: as of August 4, 2020, 10,036,361 shares of the issuer’s common stock, $0.01 par value per share, were outstanding.

FIRST FINANCIAL NORTHWEST, INC.
FORM 10-Q

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

Part 1. Financial Information
Item 1. Financial Statements

	June 30, 2020	December 31, 2019
Assets
	(Unaudited)
Cash on hand and in banks	$7,688	$10,094
Interest-earning deposits	66,250	12,896
Investments available-for-sale, at fair value	128,874	136,601
Investments held-to-maturity	2,395	—
Loans receivable, net of allowance of $13,836 and $13,218	1,138,243	1,108,462
Federal Home Loan Bank ("FHLB") stock, at cost	6,410	7,009
Accrued interest receivable	4,981	4,138
Deferred tax assets, net	2,007	1,501
Other real estate owned ("OREO")	454	454
Premises and equipment, net	22,222	22,466
Bank owned life insurance ("BOLI"), net	32,561	31,982
Prepaid expenses and other assets	1,513	2,216
Right of use asset (“ROU”)	2,972	2,209
Goodwill	889	889
Core deposit intangible	896	968
Total assets	$1,418,355	$1,341,885

Liabilities and Stockholders' Equity
Deposits:
Noninterest-bearing deposits	$91,593	$52,849
Interest-bearing deposits	1,034,575	980,685
Total deposits	1,126,168	1,033,534
FHLB advances	120,000	137,700
Advance payments from borrowers for taxes and insurance	2,475	2,921
Lease liability	3,070	2,279
Accrued interest payable	218	285
Other liabilities	12,448	8,847
Total liabilities	1,264,379	1,185,566

Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 10,000,000 shares; no shares issued or outstanding	—	—
Common stock, $0.01 par value; authorized 90,000,000 shares; issued and outstanding 10,048,961 shares at June 30, 2020, and 10,252,953 shares at December 31, 2019	100	103
Additional paid-in capital	85,119	87,370
Retained earnings	75,181	73,321
Accumulated other comprehensive loss, net of tax	(3,885)	(1,371)
Unearned Employee Stock Ownership Plan ("ESOP") shares	(2,539)	(3,104)
Total stockholders' equity	153,976	156,319
Total liabilities and stockholders' equity	$1,418,355	$1,341,885

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Income Statements
(Dollars in thousands, except per share data)
Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$13,183	$13,606	$26,657	$26,887
Investments available-for-sale	796	1,109	1,715	2,268
Investments held-to-maturity	9	—	11	—
Interest-earning deposits	8	48	37	88
Dividends on FHLB stock	81	102	157	193
Total interest income	14,077	14,865	28,577	29,436
Interest expense
Deposits	3,666	4,330	8,032	8,152
Borrowings	344	829	814	1,726
Total interest expense	4,010	5,159	8,846	9,878
Net interest income	10,067	9,706	19,731	19,558
Provision (recapture of provision) for loan losses	300	(800)	600	(400)
Net interest income after provision (recapture of provision) for loan losses	9,767	10,506	19,131	19,958
Noninterest income
Net gain (loss) on sale of investments	69	—	69	(8)
BOLI income	254	189	509	458
Wealth management revenue	183	261	348	457
Deposit related fees	184	205	359	376
Loan related fees	97	209	489	272
Other	2	15	4	24
Total noninterest income	789	879	1,778	1,579
Noninterest expense
Salaries and employee benefits	4,801	4,734	10,013	9,734
Occupancy and equipment	1,031	898	2,103	1,764
Professional fees	455	326	885	822
Data processing	687	397	1,381	915
OREO related expenses, net	5	1	6	32
Regulatory assessments	127	136	271	273
Insurance and bond premiums	103	88	223	193
Marketing	29	76	93	162
Other general and administrative	706	627	1,236	1,097
Total noninterest expense	7,944	7,283	16,211	14,992
Income before federal income tax provision	2,612	4,102	4,698	6,545
Federal income tax provision	469	798	871	1,296
Net income	$2,143	$3,304	$3,827	$5,249
Basic earnings per common share	$0.22	$0.33	$0.39	$0.52
Diluted earnings per common share	$0.22	$0.33	$0.39	$0.52
Basic weighted average number of common shares outstanding	9,808,854	9,952,419	9,852,544	10,034,895
Diluted weighted average number of common shares outstanding	9,819,664	10,046,355	9,890,239	10,132,107

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$2,143	$3,304	$3,827	$5,249
Other comprehensive income (loss), before tax:
Unrealized holding gains on investments available-for-sale	1,821	1,423	1,494	2,399
Tax effect	(382)	(299)	(314)	(504)
Reclassification adjustment for net (gains) losses realized in income	(69)	—	(69)	8
Tax effect	14	—	14	(2)
Losses on cash flow hedges	(894)	(753)	(4,607)	(1,212)
Tax effect	188	158	968	255
Other comprehensive income (loss), net of tax	678	529	(2,514)	944
Total comprehensive income	$2,821	$3,833	$1,313	$6,193

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended June 30, 2019
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at March 31, 2019	10,457,625	$104	$89,800	$67,568	$(1,838)	$(3,950)	$151,684
Net income	—	—	—	3,304	—	—	3,304
Other comprehensive income, net of tax	—	—	—	—	529	—	529
Compensation related to stock options and restricted stock awards	—	—	107	—	—	—	107
Allocation of 28,213 ESOP shares	—	—	160	—	—	282	442
Repurchase and retirement of common stock	(82,300)	—	(1,342)	—	—	—	(1,342)
Cash dividend declared and paid ($0.09 per share)	—	—	—	(896)	—	—	(896)
Balances at June 30, 2019	10,375,325	$104	$88,725	$69,976	$(1,309)	$(3,668)	$153,828

	Six Months Ended June 30, 2019
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2018	10,710,656	$107	$93,773	$66,343	$(2,253)	$(4,232)	$153,738
Net income	—	—	—	5,249	—	—	5,249
Other comprehensive income, net of tax	—	—	—	—	944	—	944
Issuance of common stock - restricted stock awards, net	16,698	—	(93)	—	—	—	(93)
Compensation related to stock options and restricted stock awards	—	—	231	—	—	—	231
Allocation of 56,426 ESOP shares	—	—	323	—	—	564	887
Repurchase and retirement of common stock	(346,100)	(3)	(5,509)	—	—	—	(5,512)
Canceled common stock - restricted stock awards	(5,929)	—	—	—	—	—	—
Cash dividend declared and paid ($0.17 per share)	—	—	—	(1,703)	—	—	(1,703)
Beginning balance adjustment from adoption of Topic 842	—	—	—	87	—	—	87
Balances at June 30, 2019	10,375,325	$104	$88,725	$69,976	$(1,309)	$(3,668)	$153,828

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended June 30, 2020
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at March 31, 2020	10,184,411	$102	$86,357	$74,017	$(4,563)	$(2,821)	$153,092
Net income	—	—	—	2,143	—	—	2,143
Other comprehensive income, net of tax	—	—	—	—	678	—	678
Compensation related to stock options and restricted stock awards	—	—	63	—	—	—	63
Allocation of 28,214 ESOP shares	—	—	(21)	—	—	282	261
Repurchase and retirement of common stock	(135,450)	(2)	(1,280)	—	—	—	(1,282)
Cash dividend declared and paid ($0.10 per share)	—	—	—	(979)	—	—	(979)
Balances at June 30, 2020	10,048,961	$100	$85,119	$75,181	$(3,885)	$(2,539)	$153,976

	Six Months Ended June 30, 2020
	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of tax	Unearned ESOP Shares	Total Stockholders’ Equity
Balances at December 31, 2019	10,252,953	$103	$87,370	$73,321	$(1,371)	$(3,104)	$156,319
Net income	—	—	—	3,827	—	—	3,827
Other comprehensive loss, net of tax	—	—	—	—	(2,514)	—	(2,514)
Issuance of common stock - restricted stock awards, net	16,228	—	(73)	—	—	—	(73)
Compensation related to stock options and restricted stock awards	—	—	142	—	—	—	142
Allocation of 56,428 ESOP shares	—	—	78	—	—	565	643
Repurchase and retirement of common stock	(214,845)	(3)	(2,398)	—	—	—	(2,401)
Canceled common stock - restricted stock awards	(5,375)	—	—	—	—	—	—
Cash dividend declared and paid ($0.20 per share)	—	—	—	(1,967)	—	—	(1,967)
Balances at June 30, 2020	10,048,961	$100	$85,119	$75,181	$(3,885)	$(2,539)	$153,976

See accompanying selected notes to consolidated financial statements.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,827	$5,249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (recapture of provision) for loan losses	600	(400)
OREO market value adjustments	—	29
Net amortization of premiums and discounts on investments	430	401
(Gain) loss on sale of investments available-for-sale	(69)	8
Depreciation of premises and equipment	1,099	862
Deferred federal income taxes	162	214
Allocation of ESOP shares	643	887
Stock compensation expense	142	231
BOLI income	(509)	(425)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other assets	349	(895)
Increase in ROU	(763)	(1,609)
Decrease in advance payments from borrowers for taxes and insurance	(446)	(89)
Increase in accrued interest receivable	(843)	(582)
Increase in lease liability	791	1,633
Decrease in accrued interest payable	(67)	(17)
Decrease in other liabilities	(580)	(1,571)
Net cash provided by operating activities	4,766	3,926
Cash flows from investing activities:
Proceeds from sales, calls and maturities of investments available-for-sale	9,567	2,995
Principal repayments on investments available-for-sale	6,152	2,604
Purchases of investments available-for-sale	(6,928)	(3,012)
Purchase of investments held-to-maturity	(2,395)	—
Net increase in loans receivable	(30,381)	(29,372)
Net sale of FHLB stock	599	1,609
Purchase of premises and equipment	(855)	(1,475)
Purchase of BOLI	(70)	(1,457)
Net cash used by investing activities	(24,311)	(28,108)
Cash flows from financing activities:
Net increase in deposits	92,634	86,678
Advances from the FHLB	218,000	162,500
Repayments of advances from the FHLB	(235,700)	(204,000)
Net share settlement of stock awards	(73)	(93)
Repurchase and retirement of common stock	(2,401)	(5,512)
Dividends paid	(1,967)	(1,703)
Net cash provided by financing activities	70,493	37,870

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Net increase in cash and cash equivalents	50,948	13,688
Cash and cash equivalents at beginning of period	22,990	17,010
Cash and cash equivalents at end of period	$73,938	$30,698

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$8,913	$9,895
Federal income taxes paid	—	1,435

Noncash items:
Change in unrealized loss on investments available-for-sale	$1,425	$2,407
Change in unrealized loss on cash flow hedge	(4,607)	(1,212)
BOLI settlement receivable	—	277
Initial recognition of ROU	1,089	1,853
Initial recognition of lease liability	1,089	1,853

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

At June 30, 2020, First Financial Northwest Bank operated in thirteen locations in Washington with the headquarters and six retail branch locations in King County, five retail branch locations in Snohomish County and one retail branch in Pierce County. The Bank has received regulatory approval to open retail branches in Gig Harbor, in Pierce County, Washington, and in Issaquah, in King County, Washington. The Bank’s primary market area consists of King, Snohomish, Pierce and Kitsap counties, Washington.

The Bank is a portfolio lender, originating and purchasing one-to-four family residential, multifamily, commercial real estate, construction/land development, business, and consumer loans. Loans are primarily funded by deposits from the general public, supplemented by borrowings from the FHLB and deposits raised in the national brokered deposit market.

As used throughout this report, the terms “we,” “our,” “us,” or the “Company” refer to First Financial Northwest, Inc. and its consolidated subsidiary First Financial Northwest Bank, unless the context otherwise requires.

Note 2 - Basis of Presentation

        The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC (“2019 Form 10-K”). In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the unaudited interim consolidated financial statements in accordance with GAAP have been included. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. In preparing the unaudited consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the allowance for loan and lease losses (“ALLL”), the valuation of other real estate owned (“OREO”) and the underlying collateral of impaired loans, deferred tax assets, the right-of-use asset and lease liability on our operating leases, and the fair value of financial instruments.

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

        In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Inter-bank Offered Rate (“LIBOR”) or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. For a cash flow hedge, a change in the method used to assess hedge effectiveness will not result in de-designation of the hedging relationship if certain criteria are met. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is party to cash flow hedge arrangements where the hedge effectiveness is based on LIBOR. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

Note 4 - Investments

        Investments available-for-sale are summarized as follows at the dates indicated:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$13,241	$527	$(11)	$13,757
Freddie Mac	4,151	203	—	4,354
Ginnie Mae	20,588	698	(10)	21,276
Other	11,007	128	(112)	11,023
Municipal bonds	13,503	684	(12)	14,175
U.S. Government agencies	43,652	64	(1,222)	42,494
Corporate bonds	22,001	114	(320)	21,795
Total	$128,143	$2,418	$(1,687)	$128,874

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$15,605	$128	$(104)	$15,629
Freddie Mac	4,196	96	—	4,292
Ginnie Mae	23,239	140	(329)	23,050
Other	11,407	66	(25)	11,448
Municipal bonds	10,675	272	(36)	10,911
U.S. Government agencies	46,672	13	(935)	45,750
Corporate bonds	25,500	372	(351)	25,521
Total	$137,294	$1,087	$(1,780)	$136,601

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        The tables below summarize the aggregate fair value and gross unrealized loss by length of time those investment securities have been continuously in an unrealized loss position at the dates indicated:

	June 30, 2020
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$—	$—	$1,393	$(11)	$1,393	$(11)
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	1,429	(10)	—	—	1,429	(10)
Other	—	—	5,895	(112)	5,895	(112)
Municipal bonds	1,628	(12)	—	—	1,628	(12)
U.S. Government agencies	7,049	(235)	32,087	(987)	39,136	(1,222)
Corporate bonds	5,942	(66)	3,746	(254)	9,688	(320)
Total	$16,048	$(323)	$43,121	$(1,364)	$59,169	$(1,687)

	December 31, 2019
	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(In thousands)
Mortgage-backed investments:
Fannie Mae	$8,340	$(104)	$—	$—	$8,340	$(104)
Freddie Mac	—	—	—	—	—	—
Ginnie Mae	156	—	12,921	(329)	13,077	(329)
Other	2,843	(7)	6,000	(18)	8,843	(25)
Municipal bonds	3,257	(36)	—	—	3,257	(36)
U.S. Government agencies	12,266	(201)	31,490	(734)	43,756	(935)
Corporate bonds	1,996	(12)	7,161	(339)	9,157	(351)
Total	$28,858	$(360)	$57,572	$(1,420)	$86,430	$(1,780)

On a quarterly basis, management makes an assessment to determine whether there have been any events or economic circumstances to indicate that a security on which there is an unrealized loss is impaired on an other-than-temporary basis. The Company considers many factors including the severity and duration of the impairment, recent events specific to the issuer or industry, and for debt securities, external credit ratings and recent downgrades. Securities on which there is an unrealized loss that is deemed to be an other-than-temporary impairment (“OTTI”) are written down to fair value. If the Company intends to sell a debt security, or it is likely that the Company will be required to sell the debt security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the Company does not intend to sell the debt security and it is not likely that it will be required to sell the debt security but does not expect to recover the entire amortized cost basis of the debt security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a debt security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the debt security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. The Company had 26 securities and 37 securities in an unrealized loss position, respectively, with 16 and 18 of these securities in an unrealized loss position for 12 months or more, at June 30, 2020, and December 31, 2019, respectively. Management does not believe that any individual unrealized loss as of June 30, 2020, or December 31, 2019, represented OTTI. The decline in fair market value of these securities was generally due to changes in interest rates and changes in market-desired spreads subsequent

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

to their purchase. Management also reviewed the financial condition of the entities issuing municipal or corporate bonds at June 30, 2020, and December 31, 2019, and determined that an OTTI charge was not warranted.

        The amortized cost and estimated fair value of investments available-for-sale at June 30, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investments not due at a single maturity date, primarily mortgage-backed investments, are shown separately.

	June 30, 2020
	Amortized Cost	Fair Value
	(In thousands)
Due within one year	$498	$499
Due after one year through five years	6,538	6,561
Due after five years through ten years	18,392	18,242
Due after ten years	53,728	53,162
	79,156	78,464
Mortgage-backed investments	48,987	50,410
Total	$128,143	$128,874

Under Washington state law, in order to participate in the public funds program the Company is required to pledge eligible securities as collateral in an amount equal to 50% of the public deposits held less the FDIC insured amount. Investment securities with market values of $19.5 million and $19.0 million were pledged as collateral for public deposits at June 30, 2020, and December 31, 2019, respectively, both of which exceeded the collateral requirements established by the Washington Public Deposit Protection Commission.

        For the three and six months ended June 30, 2020, there were $9.6 million in sales or maturities on investment securities generating a net gain of $69,000. For the three months ended June 30, 2019, there were no sales of investment securities. For the six months ended June 30, 2019, the Bank had calls and sales on investment securities of $3.0 million generating a net loss of $8,000.

        In January 2020, the Bank purchased three annuity contracts, totaling $2.4 million, to be held long-term to satisfy the benefit obligation associated with certain supplemental executive retirement plan agreements. The annuities are reported at amortized cost as investments held-to-maturity on the Company’s Consolidated Balance Sheet. The amortized cost is considered the fair value of the investment.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5 - Loans Receivable

Loans receivable are disclosed net of loans in process (“LIP”) and are summarized as follows at the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
One-to-four family residential:
Permanent owner occupied	$208,484	$210,898
Permanent non-owner occupied	173,729	161,630
	382,213	372,528

Multifamily	159,371	172,915

Commercial real estate	390,750	395,152

Construction/land:
One-to-four family residential	45,128	44,491
Multifamily	40,120	40,954
Commercial	6,134	19,550
Land	5,115	8,670
	96,497	113,665

Business	86,070	37,779
Consumer	39,231	30,199
Total loans	1,154,132	1,122,238

Less:
Deferred loan fees, net	2,053	558
ALLL	13,836	13,218
Loans receivable, net	$1,138,243	$1,108,462

        At June 30, 2020, loans totaling $496.3 million were pledged to secure borrowings from the FHLB compared to $506.7 million at December 31, 2019. In addition, loans totaling $133.0 million and $130.3 million were pledged to the Federal Reserve Bank of San Francisco to secure a line of credit at June 30, 2020 and December 31, 2019, respectively.

Credit Quality Indicators. The Company assigns a risk rating to all credit exposures based on a risk rating system designed to define the basic characteristics and identified risk elements of each credit extension. The Company utilizes a nine point risk rating system. A description of the general characteristics of the risk grades is as follows:

•Grades 1 through 5: These grades are considered to be “pass” credits. These include assets where there is limited credit risk, such as cash secured loans with funds on deposit with the Bank. Pass credits also include credits that are on the Company’s watch list, where the borrower exhibits potential weaknesses, which may, if not checked or corrected, negatively affect the borrower’s financial capacity and threaten their ability to fulfill debt obligations in the future.

•Grade 6: These credits, classified as “special mention”, possess weaknesses that deserve management’s close attention. Special mention assets do not expose the Company to sufficient risk to warrant adverse classification in the substandard, doubtful or loss categories. If left uncorrected, these potential weaknesses may result in deterioration in the Company’s credit position at a future date.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•Grade 7: These credits, classified as “substandard”, present a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. These credits have well defined weaknesses which jeopardize the orderly liquidation of the debt and are inadequately protected by the current net worth and payment capacity of the borrower or of any collateral pledged.

•Grade 8: These credits are classified as “doubtful” and possess well defined weaknesses which make the full collection or liquidation of the loan highly questionable and improbable. This classification is used where significant risk exposures are perceived but the exact amount of the loss cannot yet be determined due to pending events.

•Grade 9: Assets classified as “loss” are considered uncollectible and cannot be justified as a viable asset for the Company. There is little or no prospect of near term recovery and no realistic strengthening action of significance is pending.

        As of June 30, 2020, and December 31, 2019, the Company had no loans rated as doubtful or loss. The following tables represent a summary of loans at June 30, 2020, and December 31, 2019 by type and risk category:

	June 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass	$381,067	$157,267	$374,614	$96,497	$86,070	$39,231	$1,134,746
Special mention	527	—	16,136	—	—	—	16,663
Substandard	619	2,104	—	—	—	—	2,723
Total loans	$382,213	$159,371	$390,750	$96,497	$86,070	$39,231	$1,154,132

	December 31, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Risk Rating:
Pass	$371,363	$170,810	$394,627	$101,141	$37,779	$30,199	$1,105,919
Special mention	536	2,105	525	12,524	—	—	15,690
Substandard	629	—	—	—	—	—	629
Total loans	$372,528	$172,915	$395,152	$113,665	$37,779	$30,199	$1,122,238

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

At June 30, 2020, total loans receivable included $51.7 million of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). PPP loans are 100% guaranteed by the SBA. Although these loans were included in the population of loans collectively evaluated for impairment, no general reserve was allocated to them as these loans are 100% guaranteed by the SBA.

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

The following tables summarize changes in the ALLL and loan portfolio by loan type and impairment method at the dates and for the periods shown:

	At or For the Three Months Ended June 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,055	$1,658	$4,693	$2,143	$1,074	$907	$13,530
Recoveries	6	—	—	—	—	—	6
Provision (Recapture)	73	(99)	156	114	(9)	65	300
Ending balance	$3,134	$1,559	$4,849	$2,257	$1,065	$972	$13,836

	At or For the Six Months Ended June 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,034	$1,607	$4,559	$2,222	$1,140	$656	$13,218
Recoveries	18	—	—	—	—	—	18
Provision (Recapture)	82	(48)	290	35	(75)	316	600
Ending balance	$3,134	$1,559	$4,849	$2,257	$1,065	$972	$13,836

ALLL by category:
General reserve	$3,119	$1,559	$4,849	$2,257	$1,065	$972	$13,821
Specific reserve	15	—	—	—	—	—	15

Loans:
Total loans	$382,213	$159,371	$390,750	$96,497	$86,070	$39,231	$1,154,132
Loans collectively evaluated for impairment (1)	379,130	157,267	373,877	96,497	86,070	39,231	1,132,072
Loans individually evaluated for impairment (2)	3,083	2,104	16,873	—	—	—	22,060
____________

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At or For the Three Months Ended June 30, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,032	$1,579	$4,809	$3,132	$1,030	$226	$13,808
Recoveries	4	45	—	—	—	—	49
Provision (recapture)	49	19	(202)	(861)	90	105	(800)
Ending balance	$3,085	$1,643	$4,607	$2,271	$1,120	$331	$13,057

	At or For the Six Months Ended June 30, 2019
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
ALLL:
Beginning balance	$3,387	$1,680	$4,777	$2,331	$936	$236	$13,347
Recoveries	28	45	—	—	—	37	110
(Recapture) provision	(330)	(82)	(170)	(60)	184	58	(400)
Ending balance	$3,085	$1,643	$4,607	$2,271	$1,120	$331	$13,057

ALLL by category:
General reserve	$3,047	$1,643	$4,607	$2,271	$1,120	$331	$13,019
Specific reserve	38	—	—	—	—	—	38

Loans:
Total loans	$361,256	$161,460	$384,202	$105,134	$36,358	$17,891	$1,066,301
Loans collectively evaluated for impairment (1)	356,558	161,460	382,061	93,551	36,358	17,848	1,047,836
Loans individually evaluated for impairment (2)	4,698	—	2,141	11,583	—	43	18,465
_____________

(1) Loans collectively evaluated for general reserves.
(2) Loans individually evaluated for specific reserves.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Past Due Loans. Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At June 30, 2020, past due loans were 0.18% of total loans receivable. In comparison, past due loans were 0.19% of total loans receivable at December 31, 2019. The following tables represent a summary of the aging of loans by type at the dates indicated:

	Loans Past Due as of June 30, 2020
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$—	$—	$—	$—	$208,484	$208,484
Non-owner occupied	—	—	—	—	173,729	173,729
Multifamily	—	—	2,104	2,104	157,267	159,371
Commercial real estate	—	—	—	—	390,750	390,750
Construction/land	—	—	—	—	96,497	96,497
Total real estate	—	—	2,104	2,104	1,026,727	1,028,831
Business	—	—	—	—	86,070	86,070
Consumer	9	—	—	9	39,222	39,231
Total loans	$9	$—	$2,104	$2,113	$1,152,019	$1,154,132
 ________________

(1) There were no loans 90 days and greater past due and still accruing interest at June 30, 2020.

	Loans Past Due as of December 31, 2019
	30-59 Days	60-89 Days	90 Days and Greater	Total Past Due	Current	Total (1)
	(In thousands)
Real estate:
One-to-four family residential:
Owner occupied	$79	$—	$—	$79	$210,819	$210,898
Non-owner occupied	—	—	—	—	161,630	161,630
Multifamily	2,105	—	—	2,105	170,810	172,915
Commercial real estate	—	—	—	—	395,152	395,152
Construction/land	—	—	—	—	113,665	113,665
Total real estate	2,184	—	—	2,184	1,052,076	1,054,260
Business	—	—	—	—	37,779	37,779
Consumer	—	—	—	—	30,199	30,199
Total loans	$2,184	$—	$—	$2,184	$1,120,054	$1,122,238
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

Nonperforming Loans. When a loan becomes 90 days past due, the Bank generally places the loan on nonaccrual status. Loans may be placed on nonaccrual status prior to being 90 days past due if there is an identified problem that indicates the borrower is unable to meet their scheduled payment obligations. The following table is a summary of nonaccrual loans by loan type at the dates indicated:

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2020	December 31, 2019
	(In thousands)
One-to-four family residential	$87	$95
Multifamily	2,104	—
Total nonaccrual loans	$2,191	$95

During the three and six months ended June 30, 2020, interest income that would have been recognized had these nonaccrual loans been performing in accordance with their original terms was $26,000 and $36,000. For the three and six months ended June 30, 2019, foregone interest on nonaccrual loans was $2,000 and $9,000, respectively.

The following tables summarize the loan portfolio by type and payment status at the dates indicated:

	June 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/ Land	Business	Consumer	Total
	(In thousands)
Performing (1)	$382,126	$157,267	$390,750	$96,497	$86,070	$39,231	$1,151,941
Nonperforming (2)	87	2,104	—	—	—	—	2,191
Total loans	$382,213	$159,371	$390,750	$96,497	$86,070	$39,231	$1,154,132
_____________

(1) There were $208.4 million of owner-occupied one-to-four family residential loans and $173.7 million of non-owner occupied one-to-four family residential loans classified as performing.
(2) The $87,000 one-to-four family residential loan classified as nonperforming is owner-occupied.

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
(2) The $95,000 one-to-four family residential loan classified as nonperforming is owner-occupied.

Impaired Loans. A loan is considered impaired when we have determined that we may be unable to collect payments of principal or interest when due under the terms of the original loan document or the borrower failing to comply with contractual terms of the loan. At June 30, 2020, there were no commitments to advance funds related to impaired loans. At December 31, 2019, there was $3.1 million committed to be advanced on an impaired $12.5 million construction/land loan. During the six months ended June 30, 2020, this construction/land loan became fully funded and was reclassified as a permanent commercial real estate loan with a $15.7 million principal balance at June 30, 2020. The Bank authorized completion of the loan funding because it determined that it was in the Bank’s best interest to finalize the construction project. At June 30, 2020, the loan is well collateralized and the Bank currently does not expect to incur a loss.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present a summary of loans individually evaluated for impairment by loan type at the dates indicated:

	June 30, 2020
	Recorded Investment (1)	Unpaid Principal Balance (2)	Related Allowance
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$425	$572	$—
Non-owner occupied	1,190	1,191	—
Multifamily	2,104	2,104	—
Commercial real estate	16,873	16,873	—
Total	20,592	20,740	—

Loans with an allowance:
One-to-four family residential:
Owner occupied	502	549	9
Non-owner occupied	966	966	6
Total	1,468	1,515	15

Total impaired loans:
One-to-four family residential:
Owner occupied	927	1,121	9
Non-owner occupied	2,156	2,157	6
Multifamily	2,104	2,104	—
Commercial real estate	16,873	16,873	—
Total	$22,060	$22,255	$15
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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

        The following table presents the average recorded investment in loans individually evaluated for impairment and the interest income recognized for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$427	$8	$430	$22
Non-owner occupied	1,240	19	1,322	45
Multifamily	2,104	46	2,104	140
Commercial real estate	9,065	203	6,465	450
Construction/land	7,825	—	9,391	—
Total	20,661	276	19,712	657

Loans with an allowance:
One-to-four family residential:
Owner occupied	503	7	503	18
Non-owner occupied	1,302	15	1,417	35
Total	1,805	22	1,920	53

Total impaired loans:
One-to-four family residential:
Owner occupied	930	15	933	40
Non-owner occupied	2,542	34	2,739	80
Multifamily	2,104	46	2,104	140
Commercial real estate	9,065	203	6,465	450
Construction/land	7,825	—	9,391	—
Total	$22,466	$298	$21,632	$710

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Loans with no related allowance:
One-to-four family residential:
Owner occupied	$843	$15	$998	$30
Non-owner occupied	1,863	26	2,034	52
Commercial real estate	2,149	38	2,265	76
Construction/land	5,792	228	3,861	368
Consumer	44	1	58	2
Total	10,691	308	9,216	528

Loans with an allowance:
One-to-four family residential:
Owner occupied	510	9	511	17
Non-owner occupied	2,015	22	2,385	45
Commercial real estate	—	—	80	—
Total	2,525	31	2,976	62

Total impaired loans:
One-to-four family residential:
Owner occupied	1,353	24	1,509	47
Non-owner occupied	3,878	48	4,419	97
Commercial real estate	2,149	38	2,345	76
Construction/land	5,792	228	3,861	368
Consumer	44	1	58	2
Total	$13,216	$339	$12,192	$590

Troubled Debt Restructurings. Certain loan modifications are accounted for as troubled debt restructured loans (“TDRs”). At June 30, 2020, the TDR portfolio totaled $4.3 million. At December 31, 2019, the TDR portfolio totaled $5.2 million. At both dates, all TDRs were performing according to their modified repayment terms.

At June 30, 2020, the Company had no commitments to extend additional credit to borrowers whose loan terms have been modified in TDRs. All TDRs are also classified as impaired loans and are included in the loans individually evaluated for impairment as part of the calculation of the ALLL. No loans accounted for as TDRs were charged-off to the ALLL for the three and six months ended June 30, 2020 and 2019.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), signed into law on March 27, 2020, provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency by the President or (B) December 31, 2020. At June 30, 2020, total loans receivable included $132.1 million of loans that had been granted short term deferrals under the CARES Act. For additional information on these deferrals, see “Item 1. Management’s Discussion and Analysis of Financial Condition and Results of Operations, COVID - 19 Related Information.”

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no TDR modifications during the three and six months ended June 30, 2020, or for the three months ended June 30, 2019. The following table presents TDR modifications for the six months ended June 30, 2019, and their recorded investment prior to and after the modification:

	Six Months Ended June 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
One-to-four family residential
Principal and interest with interest rate concession and advancement of maturity date	6	$824	$824
Advancement of maturity date	3	694	694
Total	9	$1,518	$1,518

TDRs that default after they have been modified are typically evaluated individually on a collateral basis. Any additional impairment is charged to the ALLL. For the three and six months ended June 30, 2020, and June 30, 2019, no loans that had been modified in the previous 12 months defaulted.

Note 6 - Other Real Estate Owned

OREO includes properties acquired by the Company through foreclosure and deed in lieu of foreclosure. The following table is a summary of OREO activity during the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Balance at beginning of period	$454	$454	$454	$483
Market value adjustments	—	—	—	(29)
Balance at end of period	$454	$454	$454	$454

For the three and six months ended June 30, 2020, there were no OREO properties sold and no market value adjustments taken on the properties in OREO. For the three and six months ended June 30, 2019, there were no OREO properties sold and $29,000 in market value adjustments on OREO properties. OREO at June 30, 2020, consisted of $454,000 in commercial real estate properties. At June 30, 2020, there was a $2.1 million multifamily loan and no one-to-four family residential loans for which formal foreclosure proceedings were in process.

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

        All inputs, whether observable or unobservable, are ranked in accordance with a prescribed fair value hierarchy:

•Level 1 - Quoted prices for identical instruments in active markets.

•Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable.

•Level 3 - Instruments whose significant value drivers are unobservable.

The Company used the following methods to measure fair value on a recurring or nonrecurring basis:

•Investments available-for-sale: The fair value of all investments, excluding FHLB stock, was based upon quoted market prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

•Impaired loans: The fair value of impaired loans is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate. When the sole source of repayment of the loan is the operation or liquidation of the collateral, the fair value is determined using the observable market price less certain completion costs and completion costs.

•OREO: The fair value of OREO properties is measured at the lower of the carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. in cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

•Derivatives: The fair value of derivatives is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets and liabilities measured at fair value on a recurring basis (there were no transfers between Level 1, Level 2 and Level 3 recurring measurements) at June 30, 2020 and December 31, 2019:

	Fair Value Measurements at June 30, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$13,757	$—	$13,757	$—
Freddie Mac	4,354	—	4,354	—
Ginnie Mae	21,276	—	21,276	—
Other	11,023	—	11,023	—
Municipal bonds	14,175	—	14,175	—
U.S. Government agencies	42,494	—	42,494	—
Corporate bonds	21,795	—	21,795	—
Total available-for-sale investments	128,874	—	128,874	—

Liabilities:
Derivative fair value liability	4,181	—	4,181	—

	Fair Value Measurements at December 31, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Investments available-for-sale:
Mortgage-backed investments:
Fannie Mae	$15,629	$—	$15,629	$—
Freddie Mac	4,292	—	4,292	—
Ginnie Mae	23,050	—	23,050	—
Other	11,448	—	11,448	—
Municipal bonds	10,911	—	10,911	—
U.S. Government agencies	45,750	—	45,750	—
Corporate bonds	25,521	—	25,521	—
Total available-for-sale investments	136,601	—	136,601	—
Derivative fair value asset	426	—	426	—
Total	$137,027	$—	$137,027	$—

        The estimated fair value of Level 2 investments is based on quoted prices for similar investments in active markets, identical or similar investments in markets that are not active and model-derived valuations whose inputs are observable.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the balances of assets measured at fair value on a nonrecurring basis at June 30, 2020, and December 31, 2019:

	Fair Value Measurements at June 30, 2020
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$22,045	$—	$—	$22,045
OREO	454	—	—	454
Total	$22,499	$—	$—	$22,499
_____________
(1) Total fair value of impaired loans is net of $15,000 of specific reserves on performing TDRs.

	Fair Value Measurements at December 31, 2019
	Fair Value Measurements	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Impaired loans (included in loans receivable, net) (1)	$19,939	$—	$—	$19,939
OREO	454	—	—	454
Total	$20,393	$—	$—	$20,393
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$22,045	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$454	Market approach	Appraised value less selling costs	0.0% (0.0%)

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
	(Dollars in thousands)
Impaired Loans	$19,939	Market approach	Appraised value discounted by market or borrower conditions	0.0% (0.0%)

OREO	$454	Market approach	Appraised value less selling costs	0.0% (0.0%)

        The carrying amounts and estimated fair values of financial instruments were as follows at the dates indicated:

	June 30, 2020
		Estimated	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash on hand and in banks	$7,688	$7,688	$7,688	$—	$—
Interest-earning deposits with banks	66,250	66,250	66,250	—	—
Investments available-for-sale	128,874	128,874	—	128,874	—
Investments held-to-maturity	2,395	2,395	—	2,395	—
Loans receivable, net	1,138,243	1,127,096	—	—	1,127,096
FHLB stock	6,410	6,410	—	6,410	—
Accrued interest receivable	4,981	4,981	—	4,981	—

Financial Liabilities:
Deposits	643,233	643,233	643,233	—	—
Certificates of deposit, retail	450,487	462,258	—	462,258	—
Certificates of deposit, brokered	32,448	33,023	—	33,023	—
Advances from the FHLB	120,000	124,271	—	124,271	—
Accrued interest payable	218	218	—	218	—
Derivative fair value liability	4,181	4,181	—	4,181	—

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

Note 8 - Leases

        The Company adopted ASU 2016-02 and ASU 2018-11 using the modified retrospective approach with an effective date of January 1, 2019, and recognized on the consolidated balance sheets a ROU included in prepaid expenses and other assets and lease liabilities included in other liabilities. At June 30, 2020, the Company had 12 operating leases for retail branch locations. The remaining lease terms range from two months to 5.2 years, with most leases carrying optional extensions of 3-5 years. The Company will include optional lease term extensions in the ROU and lease liabilities when management believes it is reasonably certain that the term extension will be exercised, and will be determined based on indicators that the Company would have an economic incentive to extend the lease. The Company has elected to not apply ASU 2016-02 to short term leases, which are those that have a term of one year or less. To calculate the present value of lease payments not yet paid, the Company uses the incremental borrowing rate, which is equal to the FHLB advance rate for the remaining term of the lease that was in place at January 1, 2019, or for leases added after that date, at the time of lease inception.

        The minimum monthly lease payments are generally based on square footage of the leased premises, with escalating minimum rent over the lease term. At June 30, 2020, the Company was committed to paying $57,000 per month in minimum monthly lease payments. The minimum monthly lease payment over the initial lease term, including any free rent period, was used to calculate the ROU and lease liability. The Company’s current leases do not include any non-lease components.

        Total lease expense included in the Company’s Consolidated Income Statements for the three and six months ended June 30, 2020 was $218,000 and $443,000, respectively, and for the three and six months ended June 30, 2019 was $169,000 and $344,000, respectively. Lease expense includes the amortized lease expense under ASU 2016-02 combined with variable lease expenses for maintenance or other expenses as defined in the individual lease agreements. At June 30, 2020, the ROU had a balance of $2.97 million and the lease liability had a balance of $3.07 million on the Company’s consolidated balance sheet and is amortizing over a weighted-average remaining term of 7.4 years. The weighted-average discount rate used to calculate the present value of future minimum lease payments was 2.56% at June 30, 2020.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a reconciliation between the undiscounted minimum lease payments at June 30, 2020 and the discounted lease liability at that date:

June 30, 2020
(in thousands)
Due through one year	$618
Due after one year through two years	503
Due after two years through three years	467
Due after three years through four years	392
Due after four years through five years	297
Due after five years	1,089
Total minimum lease payments	3,366
Less: present value discount	(296)
Lease liability	$3,070

        The Company has secured a lease for a new retail branch in Gig Harbor, Washington that commenced in June 2020 with expectation to open late in 2020. The initial lease term is 63 months and includes three extension options of five years each. The minimum rent due is $5,300 with a 3% annual increase. The Company is finalizing a lease for a new retail branch in Issaquah, Washington, which is expected to commence early in 2021.

Note 9 - Derivatives

        The Company uses derivative financial instruments, in particular, interest rate swaps, which qualify as cash flow hedges, to manage the risk of changes in future cash flows due to interest rate fluctuations. At June 30, 2020, the Company held six interest rate swap agreements with initial terms of four to eight years, and total notional amount of $120.0 million. In addition, at that date, the Company held two forward-starting interest rate swap agreements with terms of seven and eight years and a total notional amount of $25.0 million. Under the current agreements, the Company pays a weighted-average fixed interest rate of 1.22% monthly and in exchange receives variable rate amounts from the interest rate swap counter party based on 1-month or 3-month LIBOR, based on the swap agreement’s stated rate reset date. On the forward-starting agreements, the Company will pay a weighted average fixed rate of 0.80% and in exchange receives variable rate amounts from the interest rate swap counter party based on 3-month LIBOR. Concurrent with each interest rate swap start dates, the Company secured fixed rate FHLB advances, for the notional amount of the swap, that reset at 1-month or 3-month cycles based on the rate reset dates of the interest rate swap agreement. The Company pays or receives the net interest to the counter party amount monthly or quarterly, based on the respective hedge agreement, and includes this amount as part of its interest expense on the Consolidated Income Statement.

        Quarterly, the effectiveness evaluation is based upon the fluctuation of the interest the Company pays to the FHLB for the hedge instruments as compared to the one-month or three-month LIBOR interest received from the counterparty. At June 30, 2020, the net fair value loss of the cash flow hedges of $4.2 million was reported with other liabilities. The tax effected amount of $3.3 million was included in Accumulated Other Comprehensive Loss. There were no amounts recorded in the Consolidated Income Statements for the quarters ended June 30, 2020 or 2019, related to ineffectiveness.

        Fair value for these derivative instruments, which generally changes as a result of changes in the level of market interest rates, is estimated based on dealer quotes and secondary market sources.

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the fair value of these derivative instruments as of June 30, 2020 and December 31, 2019:

	Balance Sheet Location	Fair Value at June 30, 2020	Fair Value at December 31, 2019
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	(Other liabilities) Other assets	$(4,181)	$426

Total derivatives		$(4,181)	$426

        The following table presents the net unrealized gains and losses from these derivative instruments included on the Consolidated Statements of Comprehensive Income at the dates indicated:

	Amount Recognized in OCI for the three months ended June 30, 2020	Amount Recognized in OCI for the three months ended June 30, 2019	Amount Recognized in OCI for the six months ended June 30, 2020	Amount Recognized in OCI for the six months ended June 30, 2019
	(In thousands)
Interest rate swaps on FHLB debt designated as a cash flow hedge	$(706)	$(595)	$(3,639)	$664

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

As a result of the approval of the 2016 Plan, the First Financial Northwest, Inc. 2008 Equity Incentive Plan (“2008 Plan”) was frozen and no additional awards will be made. At June 30, 2020, there were no unvested shares of restricted stock awards under the 2008 Plan. At this date, there were 8,000 stock options granted under the 2008 Plan that are expected to vest and be available for exercise, and an additional 305,000 stock options from the 2008 Plan were vested and available for exercise at June 30, 2020, subject to the 2008 Plan provisions. At June 30, 2020, there were 1,207,658 total shares available for grant under the 2016 Plan, including 303,829 shares available to be granted as restricted stock.

For the three months ended June 30, 2020 and 2019, total compensation expense for both the 2008 and 2016 Plans was $63,000 and $107,000, respectively, and the related income tax benefit was $13,000 and $22,000, respectively. For the six months ended June 30, 2020 and 2019, total compensation expense for both the 2008 and 2016 Plans was $142,000 and $231,000, respectively, and the related income tax benefit was $30,000 and $48,000, respectively.

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

A summary of the Company’s stock option plan awards and activity for the three and six months ended June 30, 2020, follows:

	For the Three Months Ended June 30, 2020
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at April 1, 2020	313,000	$10.34		$72,550	$3.69
Outstanding at June 30, 2020	313,000	10.34	3.48	136,300	3.69
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	312,760	10.34	3.48	136,300	3.69
Exercisable at June 30, 2020	305,000	10.27	3.43	136,300	3.66

	For the Six Months Ended June 30, 2020
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2020	313,000	$10.34		$1,440,310	$3.69
Outstanding at June 30, 2020	313,000	10.34	3.48	136,300	3.69
Vested and expected to vest assuming a 3% forfeiture rate over the vesting term	312,760	10.34	3.48	136,300	3.69
Exercisable at June 30, 2020	305,000	10.27	3.43	136,300	3.66

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2020, there was $14,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. The cost is expected to be recognized over the remaining five months weighted-average vesting period. There were no stock options granted during the six months ended June 30, 2020.

Restricted Stock Awards

The 2016 Plan authorizes the grant of restricted stock awards subject to vesting periods or terms as defined by the award committee and specified in the award agreement. Restricted stock awards granted in lieu of cash payments for directors’ fees are subject to immediate vesting on the grant date unless the award agreement provides otherwise.

A summary of changes in nonvested restricted stock awards for the three and six months ended June 30, 2020, follows:

	For the Three Months Ended June 30, 2020
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at April 1, 2020	16,228	$13.61
Nonvested at June 30, 2020	16,228	13.61
Expected to vest assuming a 3% forfeiture rate over the vesting term	15,741	13.61

	For the Six Months Ended June 30, 2020
	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2020	16,698	$16.53
Granted	16,228	13.61
Vested	(16,698)	16.53
Nonvested at June 30, 2020	16,228	13.61
Expected to vest assuming a 3% forfeiture rate over the vesting term	15,741	13.61

As of June 30, 2020, there was $144,000 of total unrecognized compensation costs related to nonvested shares granted as restricted stock awards. The cost is expected to be recognized over the remaining eight months weighted-average vesting period.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
        The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except share data)
Net income	$2,143	$3,304	$3,827	$5,249
Less: Earnings allocated to participating securities	(3)	(5)	(6)	(8)
Earnings allocated to common shareholders	$2,140	$3,299	$3,821	$5,241

Basic weighted average common shares outstanding	9,808,854	9,952,419	9,852,544	10,034,895
Dilutive stock options	10,810	91,000	34,305	90,372
Dilutive restricted stock grants	—	2,936	3,390	6,840
Diluted weighted average common shares outstanding	9,819,664	10,046,355	9,890,239	10,132,107

Basic earnings per share	$0.22	$0.33	$0.39	$0.52
Diluted earnings per share	$0.22	$0.33	$0.39	$0.52

        Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended June 30, 2020 and 2019, there were 244,228 and 50,000 options to purchase shares of common stock, respectively, that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the six months ended June 30, 2020 and 2019, there were 56,228 and 50,000 options to purchase shares of common stock, respectively, that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive.

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

FIRST FINANCIAL NORTHWEST, INC. AND SUBSIDIARIES
SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenue

        The following table includes the Company’s noninterest income disaggregated by type of service for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Loss on sale of investments (1)	$69	$—	$69	$(8)
BOLI change in cash surrender value (1)	254	189	509	458
Wealth management revenue	183	261	348	457
Deposit related fees	79	88	146	157
Debit card and ATM fees	105	117	213	219
Loan related fees	78	119	470	166
Loan interest swap fees	19	90	19	106
Other	2	15	4	24
Total noninterest income	$789	$879	$1,778	$1,579
_______________
(1) Not within scope of Topic 606

        For the three and six months ended June 30, 2020 and 2019, substantially all of the Company’s revenues under the scope of Topic 606 are for performance obligations satisfied at a specified date.

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

Contract Balances

        At June 30, 2020, the Company had no contract liabilities where the Company had an obligation to transfer goods or services for which the Company had already received consideration. In addition, the Company had no material performance obligations as of this date.

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

Overview

First Financial Northwest Bank (“the Bank”) is a wholly-owned subsidiary of First Financial Northwest, Inc. (“the Company”) and, as such, comprises substantially all of the activity for the Company. First Financial Northwest Bank was a community-based savings bank until February 4, 2016, when the Bank converted to a Washington chartered commercial bank reflecting the commercial banking services it now provides to its customers. The Bank primarily serves King, Pierce, Snohomish, and Kitsap counties, Washington, through its full-service banking office and headquarters in Renton, Washington, as well as six retail branches in King County, Washington, five retail branches in Snohomish County, Washington, and one retail branch in Pierce County, Washington. The Bank has received FDIC approval to open new branches in Gig Harbor, Washington, located in Pierce County and Issaquah, Washington, located in King County. Gig Harbor and Issaquah branches are scheduled to open in late 2020 and early 2021, respectively.

The Bank’s business consists predominantly of attracting deposits from the general public, combined with borrowing from the FHLB and raising funds in the wholesale market (including brokered deposits), then utilizing these funds to originate one-to-four family residential, multifamily, commercial real estate, construction/land, business, and consumer loans. We anticipate that construction/land lending will continue to be a strong element of our total loan portfolio in future periods. We will continue to take a disciplined approach in our construction/land lending by concentrating our efforts on residential loans to builders known to us, including multifamily loans to developers with proven success in this type of construction. These loans typically mature in six to eighteen months and funding is usually not fully disbursed at origination, therefore the impact to net loans receivable is generally minimal in the short term. We have also geographically expanded our loan portfolio through loan purchases or loan participations of commercial and multifamily real estate loans and consumer loans that are outside of our primary market area. Through our efforts to geographically diversify our loan portfolio with direct loan originations, loan participations, or loan purchases, our portfolio includes loans in 42 other states, including concentrations in California, Utah, Oregon and Florida of $44.2 million, $16.2 million, $11.6 million and $8.4 million, respectively.

The Bank’s strategic initiatives seek to diversify our loan portfolio and broaden growth opportunities with our current risk tolerance levels and asset/liability objectives. The Bank has created a SBA department, with the goal of achieving SBA preferred lender status in 2021, which would provide the Bank with delegated loan approval as well as closing and most servicing and liquidation authority, enabling the Bank to make loan decisions more rapidly. In addition, the Bank plans to increase originations of the business loan portfolio, which may include business lines of credit, business term loans, equipment financing, and a focus on industry specific loans, such as green energy financing. In conjunction with the growth of business loans, the Bank seeks to service these customers with their business deposits as well.

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

An offset to net interest income is the provision for loan losses which is required to establish the ALLL at a level that adequately provides for probable losses inherent in our loan portfolio. As our loan portfolio increases, or due to an increase for probable losses inherent in our loan portfolio, our ALLL may increase, resulting in a decrease to net interest income. Improvements in loan risk ratings, increases in property values, or receipt of recoveries of amounts previously charged off may partially or fully offset any increase to ALLL due to loan growth or an increase in probable loan losses.

Noninterest income is generated from various loan or deposit fees, increases in the cash surrender value of BOLI, and revenue earned on our wealth management brokerage services. This income is increased or partially offset by any net gain or loss on sales of investment securities.

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

COVID-19 Related Information

In response to the COVID-19 pandemic, the Bank is committed to providing assistance to its customers. Under the CARES Act, the Bank is providing certain short-term loan modifications. In addition, the Bank is participating in the Paycheck Protection Program (“PPP”) as a lender. As of June 30, 2020, the Bank had funded 455 applications totaling $51.7 million of loans in its market areas through the PPP program. A majority of the PPP applications have been for our existing customers, however we are also serving those in our community who have not had a banking relationship with us in the past. We are also working with our customers to assist them with accessing other borrowing options, including SBA and other government sponsored lending programs, as appropriate.

        The CARES Act provided that short-term modifications of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications (e.g. generally up to 6 months) such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. To qualify as an eligible loan under the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency by the President or (B) December 31, 2020. The primary method of relief granted by the Company at this time is to allow the borrower to defer their loan payments for three to six months. Certain borrowers will be allowed to pay interest only or have payment deferrals for periods longer than six months after a review of their specific circumstances. Deferred principal and interest amounts are added as a balloon payment due at the original maturity date or payoff of the loan. As of June 30, 2020, the Bank had approved 134 requests for loan modifications by borrowers adversely impacted by the COVID-19 pandemic. The following table shows the term of COVID-19 pandemic relief modifications granted to our borrowers, and the loan balance as of the modification date, in accordance with the CARES Act:

	As of June 30, 2020
	Balance of loans with modifications up to 3 months	Balance of loans with modifications 3 - 9 months	Total balance of loans with modifications granted	Total loans as of June 30, 2020	Modifications as % of total loans as of June 30, 2020
	(Dollars in thousands)
One-to-four family residential	$20,605	$7,367	27,972	$382,213	7.3%
Multifamily	4,657	2,877	7,534	159,371	4.7
Commercial real estate:
Office	2,408	—	2,408	83,439	2.9
Retail	16,094	7,636	23,730	121,936	19.5
Mobile home park	—	—	—	25,961	—
Hotel/motel	996	39,027	40,023	68,165	58.7
Nursing home	5,400	6,368	11,768	11,768	100.0
Warehouse	—	8,796	8,796	17,422	50.5
Storage	—	—	—	36,266	—
Other non-residential	2,114	—	2,114	25,793	8.2
Total Commercial real estate	27,012	61,827	88,839	390,750	22.7
Construction/land	1,100	—	1,100	96,497	1.1
Business
Aircraft	1,364	—	1,364	15,460	8.8
SBA	—	—	—	737	—
PPP	—	—	—	51,661
Other business	2,065	657	2,722	18,212	14.9
Total business	3,429	657	4,086	86,070	4.7
Consumer:
Classic/collectible auto	1,831	—	1,831	24,767	7.4
Other consumer	760	—	760	14,464	5.3
Total consumer	2,591	—	2,591	39,231	6.6
Total loans with COVID-19 pandemic modifications	$59,394	$72,728	$132,122	$1,154,132	11.4%

        Prior to their modifications, the loans included in the above table were current on their loan payments. The Bank is monitoring its loan portfolio for delinquencies of loans that have not requested modifications under the CARES Act. As of July 16, 2020, $16.6 million in loans included in the above table for loans which the deferral period was completed had made their scheduled payment. At that date, extension requests were completed or in process on eight loans with a total balance of $11.2 million.

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

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total assets were $1.42 billion at June 30, 2020, an increase of 5.7%, from $1.34 billion at December 31, 2019. The following table details the $76.5 million net change in the composition of our assets at June 30, 2020 from December 31, 2019.

	Balance at June 30, 2020	Change from December 31, 2019	Percent Change
	(Dollars in thousands)
Cash on hand and in banks	$7,688	$(2,406)	(23.8)%
Interest-earning deposits with banks	66,250	53,354	413.7
Investments available-for-sale, at fair value	128,874	(7,727)	(5.7)
Investment held-to-maturity	2,395	2,395	n/a
Loans receivable, net	1,138,243	29,781	2.7
FHLB stock, at cost	6,410	(599)	(8.5)
Accrued interest receivable	4,981	843	20.4
Deferred tax assets, net	2,007	506	33.7
OREO	454	—	—
Premises and equipment, net	22,222	(244)	(1.1)
BOLI	32,561	579	1.8
Prepaid expenses and other assets	1,513	(703)	(31.7)
ROU	2,972	763	34.5
Goodwill	889	—	—
Core deposit intangible	896	(72)	(7.4)
Total assets	$1,418,355	$76,470	5.7%

Interest-earning deposits with banks. Our interest-earning deposits with banks, consisting primarily of funds held at the Federal Reserve Bank of San Francisco (“FRB”), increased by $53.4 million during the six months ended June 30, 2020. Deposit growth of $92.6 million outpaced the growth in loans receivable providing excess funds invested in these deposits and funding for the payoff of certain borrowings.

Investments available-for-sale. Our investments available-for-sale portfolio decreased by $7.7 million during the six months ended June 30, 2020. As part of a strategy to diversify the Bank’s holdings of subordinated debt obligations from financial institutions, during this period the Bank sold $3.0 million of subordinated debt obligations issued by one institution, and purchased a total of $3.0 million of subordinated debt obligations issued by two different financial institutions. Following this restructure, the Bank’s maximum investment in a single financial institution was $2.0 million. In addition, the Bank sold one mortgage backed security for $3.2 million. These transactions resulted in a net gain on sale of $69,000. At June 30, 2020, corporate bonds issued by financial institutions represented $21.8 million, or 16.9% of our investments available-for-sale and municipal bonds represented $14.2 million, or 11.0% of our investments available-for-sale.

The effective duration of the investments available-for-sale at June 30, 2020, was 2.75% as compared to 2.54% at December 31, 2019. Effective duration measures the anticipated percentage change in the value of an investment security (or portfolio) in the event of a 100 basis point change in market yields. Since the Bank’s portfolio includes securities with embedded options (including call options on bonds and prepayment options on mortgage-backed securities), management believes that effective duration is an appropriate metric to use as a tool when analyzing the Bank’s investment securities portfolio, as effective duration incorporates assumptions relating to such embedded options, including changes in cash flow assumptions as interest rates change.

Loans receivable. Total loans receivable increased by $31.9 million during the six months ended June 30, 2020, to $1.2 billion at June 30, 2020. The primary factor behind the increase was the origination of $51.7 million in SBA approved PPP loans. Loan originations of $150.6 million were supplemented with $11.3 million of loan purchases. During the six months ended June 30, 2020, business loans increased by $48.3 million, one-to-four family residential loans increased by $9.7 million and consumer loans increased by $9.0 million. Partially offsetting these increases, construction/land loans decreased by $17.2 million, multifamily loans decreased by $13.5 million and commercial real estate loans decreased by $4.4 million,

Our loan concentrations remained stable at June 30, 2020 as compared to December 31, 2019. At these dates, the Bank’s construction loans totaled 67.3% and 81.9% of total capital, respectively, and total non-owner occupied commercial real estate was 420.7% and 449.7% of total capital, respectively. The Bank has set aggregate concentration guidelines that total commercial real estate, including residential, non-residential, and construction loans, should not exceed 550% of total risk-based capital. Our concentration guideline for construction/land loans is to limit these loans to 100% of total risk-based capital. The concentration of construction/land loans is calculated using the funded balance of these loans and consequently can fluctuate based on the timing of construction draws and loan payoffs. Management reviews estimated construction draws and loan payoffs and adjusts loan originations based on these estimates to achieve compliance with our construction guidelines. Our commercial and multifamily real estate and construction/land loan portfolios are subject to ongoing credit reviews performed by both independent loan review staff, as well as an external third-party review firm to assist with identifying potential adverse trends and risks in the portfolio allowing management to initiate timely corrective action, as necessary. Such reviews also assist with ensuring loan risk grades are accurately assigned and thereby properly accounted for in the ALLL. The review places emphasis on large borrowing relationships, stress testing, compliance with loan covenants, as well as other risk factors warranting enhanced review.

The following table presents a breakdown of our multifamily, commercial and construction loans by collateral type at June 30, 2020 and December 31, 2019. Total construction/land loans are net of $78.9 million and $89.6 million of LIP at June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020	December 31, 2019
	(In thousands)
Multifamily residential:
Micro-unit apartments	$11,177	$13,809
Other multifamily	148,194	159,106
Total multifamily residential	159,371	172,915

Non-residential
Office	83,439	100,744
Retail	121,936	133,094
Mobile home park	25,961	26,099
Hotel / motel	68,165	42,971
Nursing home	11,768	11,831
Warehouse	17,422	17,595
Storage	36,266	37,190
Other non-residential	25,793	25,628
Total non-residential	390,750	395,152

Construction/land:
One-to-four family residential	45,128	44,491
Multifamily	40,120	40,954
Commercial	6,134	19,550
Land	5,115	8,670
Total construction/land	96,497	113,665
Total multifamily residential, non-residential and construction/land loans	$646,618	$681,732

Included in total construction/land loans at June 30, 2020, are $37.4 million of multifamily loans, $6.1 million of commercial real estate loans and $2.1 million of one-to-four family loans that will roll over to permanent loans at the completion of their construction period in accordance with the terms of the construction/land loan. At December 31, 2019, construction/land loans included $38.6 million of multifamily loans, $18.3 million of commercial real estate loans and $3.5 million of one-to-four family loans that roll over to permanent loans in accordance with the terms of the construction/land loan.

To assist in our strategic initiatives for loan growth and to achieve geographic diversification, the Bank will originate and purchase loans and utilize loan participations with the underlying collateral located within areas of Washington State outside our primary market area or in other states. The Bank’s goal with respect to loan participations is to locate a selling bank that is unable to make an entire loan due to legal or lending concentration limitations. Sellers of these loans are reviewed for management/lending experience, financial condition, asset quality metrics, and regulatory matters. Loans acquired through participation or purchase must meet the Bank’s underwriting standards. During the six months ended June 30, 2020, the Bank purchased $10.1 million of consumer loans secured by classic/collectible automobiles to borrowers located in Washington and other states.

The majority of our loan portfolio continues to be secured by properties located in our primary market area, however a significant amount is secured by properties in other areas of Washington, in California, and in other states. At June 30, 2020, total loans secured by collateral located in California represented 3.8% of our total loans and total loans secured by collateral located outside the states of California and Washington represented 9.6% of our total loans. The following table details geographic concentrations in our loan portfolio:

	At June 30, 2020
	One-to-Four Family Residential	Multifamily	Commercial Real Estate	Construction/Land	Business	Consumer	Total
	(In thousands)
King County	$298,184	$90,073	$223,168	$87,198	$54,358	$12,476	$765,457
Pierce County	35,202	4,717	26,558	5,791	2,464	425	75,157
Snohomish County	29,137	4,385	12,946	1,259	15,927	1,393	65,047
Kitsap County	7,785	5	298	2,249	650	—	10,987
Other Washington Counties	8,670	23,628	48,930	—	504	437	82,169
California	2,650	20,279	15,397	—	981	4,889	44,196
Outside Washington and California (1)	585	16,284	63,453	—	11,186	19,611	111,119
Total loans	$382,213	$159,371	$390,750	$96,497	$86,070	$39,231	$1,154,132
_______________
(1) Includes loans in Utah, Oregon and Florida of $16.2 million, $11.6 million and $8.4 million, respectively, and loans in 38 other states.

Our five largest borrowing relationships, which represent 7.8% of our net loans, increased by $2.8 million to $89.7 million at June 30, 2020, from $86.9 million at December 31, 2019. The total number of loans represented by this group of borrowers decreased slightly to 14 loans at June 30, 2020, from 16 loans at December 31, 2019. At June 30, 2020, all five borrowers were current on their loan payments. We monitor the performance of these borrowing relationships very closely due to their concentration risk in relation to the entire loan portfolio.

The following table details our five largest lending relationships at June 30, 2020:

Borrower (1)	Number of Loans	One-to-Four Family Residential (2)	Multifamily	Commercial Real Estate	Business	Aggregate Balance of Loans
	(Dollars in thousands)
Real estate investor	5	$—	$8,339	$12,897	$—	$21,236
Real estate investor	5	427	—	18,628	—	19,055
Real estate investor	2	—	—	18,539	—	18,539
Real estate investor	1	—	—	15,619	—	15,619
Real estate investor	1	—	—	—	15,272	15,272
Total	14	$427	$8,339	$65,683	$15,272	$89,721
________
(1)  The composition of borrowers represented in the table may change between periods.
(2) The one-to-four family residential loan is an owner occupied property. The commercial real estate loans are for non-owner occupied properties.

The ALLL increased to $13.8 million at June 30, 2020, from $13.2 million at December 31, 2019, and represented 1.20% and 1.18% of total loans receivable at June 30, 2020, and December 31, 2019, respectively. The ALLL consists of two components, the general allowance and the specific reserves. The increase in the ALLL general allowance was primarily the result of increases in forecasted credit deterioration for all loan categories in response to the economic disruption caused by the COVID-19 pandemic, with higher potential impact allocated to commercial real estate and construction/land portfolios. The $51.7 million balance of PPP loans was omitted from the ALLL calculation at June 30, 2020 as these loans are fully guaranteed by the SBA. Management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which in turn will reimburse the Bank for the amount forgiven. Impaired loans increased $2.1 million during the six months ended June 30, 2020, however, the loans are generally well collateralized and did not require additional reserves to be set aside. The specific reserves decreased by $16,000 as a result of amortization of the additional allowance set aside on loans with modifications and loan payoffs. For additional information, see “Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019 - Provision for Loan Losses” and “Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019 - Provision for Loan Losses” discussed below.

We believe that the ALLL at June 30, 2020, was adequate to absorb the probable and inherent risks of loss in the loan portfolio at that date. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will be proven correct in the future, that the actual amount of future losses will not exceed the amount of past provisions, or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. Future additions to the allowance may become necessary based upon changing economic conditions, the level of problem loans, business conditions, credit concentrations, increased loan balances, or changes in the underlying collateral of the loan portfolio. In addition, the determination of the amount of our ALLL is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional loss reserves or the charge-off of specific loans against established loss reserves based upon their judgment of information available to them at the time of their examination. Uncertainties relating to our ALLL are heightened as a result of the risks surrounding the COVID-19 pandemic as described in further detail in Part II, Item 1A.

As we work with our borrowers that face difficult financial circumstances, we explore various options available to minimize our risk of loss. At times, the best option for our customers and the Bank is to modify the loan for a period of time, usually one year or less. Certain loan modifications are accounted for as TDRs. These modifications have included a reduction in interest rate on the loan for a period of time, advancing the maturity date of the loan, or allowing interest-only payments for a specific time frame. These modifications are granted only when there is a reasonable and attainable restructured loan plan that has been agreed to by the borrower and is considered to be in the Bank’s best interest. As discussed above, loans modified in accordance with the CARES Act are not considered TDRs.

The following table presents a breakdown of our TDRs at the dates indicated, all of which were performing:

	June 30, 2020	December 31, 2019	Six Month Change
	(Dollars in thousands)
Performing TDRs:
One-to-four family residential	$2,997	$3,979	$(982)
Commercial real estate	1,254	1,267	(13)
Total TDRs	$4,251	$5,246	$(995)
% TDRs classified as performing	100.0%	100.0%

        Our TDRs decreased $995,000 at June 30, 2020, compared to December 31, 2019, as a result of principal repayments and loan payoffs. At June 30, 2020, all TDRs were performing and on accrual status. In addition, there were no committed but undisbursed funds in connection with our TDRs. The largest TDR relationship at June 30, 2020, totaled $1.3 million and was secured by a commercial property located in King County.

        Loans are considered past due if a scheduled principal or interest payment is due and unpaid for 30 days or more. At both June 30, 2020, and December 31, 2019, total past due loans were $2.1 million, representing 0.18% and 0.19% of total loans receivable, respectively.

        Nonperforming assets increased by $2.1 million during the first six months of 2020, primarily as a result of a $2.1 million multifamily loan that was moved to nonaccrual status during this period. The following table presents detailed information on our nonperforming assets at the dates indicated:

	June 30, 2020	December 31, 2019	Six Month Change
	(Dollars in thousands)
Nonaccrual loans:
One-to-four family residential	$87	$95	$(8)
Multifamily	2,104	—	2,104
Total nonaccrual loans	2,191	95	2,096

OREO	454	454	—
Total nonperforming assets (1)	$2,645	$549	$2,096

Nonperforming assets as a percent of total assets	0.19%	0.04%
____________
(1) The difference between nonperforming assets reported above, and the totals reported by other industry sources, is due to their inclusion of all TDRs as nonperforming loans, although 100.0% of our TDRs were performing in accordance with their restructured terms at June 30, 2020.

        Nonaccrual loans are loans that are 90 days or more delinquent or other loans which, in management's opinion, the borrower is unable to meet scheduled payment obligations. The largest nonaccrual loan at June 30, 2020 was a $2.1 million multifamily loan secured by a non-owner occupied multifamily residence located in King County. Foreclosure proceedings are underway on this loan as it was more than 90 days past due at June 30, 2020. Also included in nonaccrual loans at June 30, 2020, was a $87,000 owner occupied, single-family residence located in Snohomish County. This loan was current on its loan payments at that date.

We continue to focus our efforts on working with borrowers to bring their loans current or converting nonaccrual loans to OREO and subsequently selling the properties. By taking ownership of these properties, we can generally convert non-earning assets into earning assets on a more timely basis than which may otherwise be the case. Our success in this area is reflected by the low ratio of our nonperforming assets as a percent of total assets of 0.19% at June 30, 2020, and 0.04% at December 31, 2019, as well as the minimal amount of OREO held at June 30, 2020.

OREO. OREO includes properties acquired by the Bank through foreclosure or acceptance of a deed in lieu of foreclosure. At both June 30, 2020, and December 31, 2019, OREO was $454,000, and consisted of two undeveloped commercial lots located in Pierce County.

        Intangible assets. The balance of goodwill was $889,000 at both June 30, 2020 and December 31, 2019. Goodwill was calculated as the excess purchase price of the branches acquired in August 2017 (the “Branch Acquisition”) over the fair value of the assets acquired and liabilities assumed.

        The core deposit intangible (“CDI”) recorded as part of the Branch Acquisition represents the fair value of the customer relationships on the acquired noninterest-bearing demand, interest-bearing demand, savings, and money market accounts. The CDI balance was $896,000 at June 30, 2020 and $968,000 at December 31, 2019. The initial ratio of CDI to the acquired balances of core deposits was 2.23%. This amount amortizes into noninterest expense on an accelerated basis over ten years.

        As a result of the economic disruption caused by the COVID-19 pandemic, the Company performed an interim impairment analysis on goodwill and the CDI during the second quarter of 2020. Management has determined that at June 30, 2020, it was premature to determine potential sustained deterioration in the fair value of the Company and did not recognize any impairment on goodwill or the CDI. Additional analysis will be performed as required as more information on the economic impact of the COVID-19 pandemic is known.

Deposits. During the first three months of 2020, deposits increased $92.6 million to $1.13 billion at June 30, 2020, compared to $1.03 billion at December 31, 2019. Deposit accounts consisted of the following:

	June 30, 2020	Change from December 31, 2019	Percent Change
	(Dollars in thousands)
Noninterest-bearing demand	$91,593	$38,744	73.3%
Interest-bearing demand	102,707	36,810	55.9
Statement savings	18,946	1,499	8.6
Money market	429,987	52,221	13.8
Certificates of deposit, retail	450,487	25,384	6.0
Certificates of deposit, brokered	32,448	(62,024)	(65.7)
	$1,126,168	$92,634	9.0

        Our retail deposits increased by $154.7 million during the six months ended June 30, 2020. Money market accounts increased by $52.2 million and retail certificates of deposit increased by $25.4 million as the Bank competitively priced these products to increase these funding sources. In addition, noninterest-bearing demand and interest-bearing demand accounts increased by $38.7 million and $36.8 million, respectively, due in part to deposits related to PPP loans funded during the second quarter of 2020.

        The Bank’s portfolio of brokered certificates of deposits decreased by $62.0 million to $32.4 million at June 30, 2020, from $94.5 million at December 31, 2019. Continued growth in retail deposits with our expanded branch network allowed the Bank to reduce brokered deposits as a source of funds. To assist in management of our interest rate risk, $67.5 million of maturing brokered certificates of deposit were partially replaced with FHLB borrowings hedged by interest rate swap agreements. In addition, $9.5 million of callable brokered certificates of deposit, with a weighted average interest rate of 2.43%, were redeemed early. The Bank’s current portfolio of brokered certificates of deposit will mature in one month to 4.8 years.

At June 30, 2020 and December 31, 2019, we held $52.7 million and $34.0 million in public funds, respectively, primarily in retail certificates of deposit and money market accounts.

Advances. We use advances from the FHLB as an alternative funding source to manage interest rate risk and to leverage our balance sheet and to supplement our deposits. Total FHLB advances were $120.0 million at June 30, 2020, a $17.7 million decrease from $137.7 million at December 31, 2019. At June 30, 2020, the Bank’s advances included $60.0 million of fixed-rate three-month advances that renew quarterly, and $60.0 million of fixed-rate one-month advances that renew monthly, that are utilized in cash flow hedge agreements, as described below. At June 30, 2020, all of our FHLB advances were due to reprice in less than two months. At that date, there were no FHLB Fed Funds short-term borrowings.

Cash Flow Hedge. To assist in our interest rate risk management efforts, the Bank has entered into multiple interest rate swap agreements with qualified institutions. Each interest rate swap agreement qualifies as a cash flow hedge of the variability of future interest payments attributable to the changes in 1-month or 3-month LIBOR rates. The objective of the cash flow hedge is to offset the variability of cash flows due to the rollover of the Bank’s FHLB, or other fixed rate advances, for 1-month or 3-months, respectively, for the term of the agreement. The agreements allow for a substitute index to be used if LIBOR is unavailable.

The following table presents details of the Bank’s interest rate swap agreements as of June 30, 2020. For each interest rate swap agreement listed, the Bank has secured a fixed-rate FHLB advance for the notional amount that reprices at the same frequency as the corresponding interest-rate swap. The Bank pays a fixed interest rate to the counterparty and in return, receives a floating interest rate based on the index noted in the below table. The original term of these interest rate swap agreements range from four to eight years.

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

Interest rate swap agreements in the above table with start dates in 2021 are forward-starting contracts. The Bank intends to secure two fixed-rate FHLB advances on October 25, 2021 for $15.0 million and $10.0 million, for seven years and eight years, respectively, which will reprice quarterly. These forward-starting contracts are intended to partially replace the $50.0 million notional interest rate swap that will mature on October 25, 2021.

A change in the net fair value of these cash flow hedges is recognized as an other asset or other liability on the balance sheet with the tax-effected portion of the change included in other comprehensive income. At June 30, 2020, we recognized a $4.2 million net fair value liability as a result of the decrease in the market value of these interest rate swap agreements.

        Stockholders’ Equity. Total stockholders’ equity decreased $2.3 million during the first six months of 2020 to $154.0 million at June 30, 2020, from $156.3 million at December 31, 2019. Increases to stockholders’ equity included $3.8 million of net income and $785,000 of stock based compensation. These increases were more than offset by a $2.5 million, net of tax, decrease in other comprehensive income as a result of the decline in the fair market value of our available-for-sale securities and cash flow hedges. In addition, stockholders’ equity decreased by $2.4 million from the repurchase of 214,845 shares of common stock and $2.0 million in cash dividends paid. As part of the strategy to increase shareholder value, the Company’s Board of Directors authorized a stock repurchase plan that began on January 27, 2020 and expired on July 27, 2020. The plan authorizes the repurchase of up to 513,000 shares of the Company’s stock. At June 30, 2020, the Company had repurchased 214,845 shares under this repurchase plan at an average price of $11.13 per share.

The following table shows cash dividends paid per share and the related dividend payout ratio for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Dividend declared per common share	$0.10	$0.09	$0.20	$0.17
Dividend payout ratio (1)	45.5%	27.3%	51.3%	32.6%
______________
(1) Dividends paid per common share divided by basic earnings per common share.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and 2019

General. Net income for the three months ended June 30, 2020, was $2.1 million, or $0.22 per diluted share compared to $3.3 million, or $0.33 per diluted share for the three months ended June 30, 2019. The $1.2 million decrease in net income during the three months ended June 30, 2020, was a primarily a result of the change in the provision for loan losses to a $300,000 provision for the three months ended June 30, 2020 as compared to a $800,000 recapture of provision for the three months ended June 30, 2019.

Net Interest Income. Net interest income for the three months ended June 30, 2020, increased $361,000 to $10.1 million from $9.7 million for the three months ended June 30, 2019 as a result of a decrease in interest expense outpacing the decrease in interest income.

Interest income decreased by $788,000 for the three months ended June 30, 2020, as compared to the same period in 2019, primarily as a result of the significant 150 basis point decrease in the targeted federal funds rate in March 2020 in response to the COVID-19 pandemic. Loan interest income decreased $423,000 for the three months ended June 30, 2020 as compared to the same period in 2019, primarily due to a decrease in yield to 4.72% for the three months ended June 30, 2020 from 5.19% for the three months ended June 30, 2019. Partially offsetting the decrease in yield, the average balance of loans receivable increased $71.0 million for the three months ended June 30, 2020 as compared to the same period in 2019. However, a large portion of this increase was the result of $51.7 million PPP loans originated during the three months ended June 30, 2020. As certain criteria are met, prepayments of these loans or amounts forgiven by the SBA, as certain criteria are met, may increase the loan yield in periods of payoff with recognition of unamortized fees and costs. The impact to our loan yields is expected to cease completely after the payoff or maturity of these loans.

Available-for-sale investments interest income decreased $313,000 primarily as a result of a decrease in yield to 2.41% for the three months ended June 30, 2020 from 3.21% for the three months ended June 30, 2019. In addition, the average balance of these investments decreased $5.6 million for the three months ended June 30, 2020 as compared to the same period in 2019.

Interest income from interest-earning deposits decreased $40,000 for the three months ended June 30, 2020, as a result of a decrease in yield to 0.10% from 2.33% for the three months ended June 30, 2019, outweighing a $22.7 million increase in the average balance of these funds.

The decrease in interest income was more than offset by a $1.1 million decrease in interest expense for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Interest expense on interest-bearing deposits decreased 40 basis points for the comparative periods, as a combined result of the declining interest rate environment and an increase in lower-cost demand deposits. Growth in our branch network allowed us to reduce our dependency on higher cost brokered deposits. Interest expense for brokered certificates of deposit decreased by $587,000, primarily as a result of a $95.8 million decrease in the average balance of these deposits for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Our cost of funds was also impacted favorably by a 63 basis point decrease in the cost of money market accounts, partially offset by a $97.7 million increase in the average balance of these deposits.

Further contributing to the decrease in interest expense, our cost of borrowings decreased by $485,000 for the three months ended June 30, 2020, as compared to the same period in 2019. Through a combination of lower interest rates on FHLB Fed Funds short-term borrowings, as well as FHLB advances tied to interest rate swap agreements, the Bank’s cost of borrowings decreased to 1.08% for the three months ended June 30, 2020, from 2.28% for the three months ended June 30, 2019.

The Company’s net interest margin decreased by 11 basis points to 3.12% for the three months ended June 30, 2020, as compared to the same period , primarily due to decreases in our yield on interest-earning assets outpacing the decline on our cost of interest-bearing liabilities last year. The decline was a result of the lag in the market’s response to lowering deposit pricing when the targeted federal funds rate decreased in the second half of 2019 and the first quarter of 2020. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Three Months Ended June 30, 2020 Compared to June 30, 2019 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(1,342)	$919	$(423)
Investments available-for-sale	(268)	(45)	(313)
Investments held-to-maturity	9	—	9
Interest-earning deposits with banks	(172)	132	(40)
FHLB stock	(13)	(8)	(21)
Total net change in income on interest-earning assets	(1,786)	998	(788)

Interest-bearing liabilities:
Interest-bearing demand	43	19	62
Statement savings	(3)	(2)	(5)
Money market	(641)	371	(270)
Certificates of deposit, retail	(60)	196	136
Certificates of deposit, brokered	(11)	(576)	(587)
Borrowings	(384)	(101)	(485)
Total net change in expense on interest-bearing liabilities	(1,056)	(93)	(1,149)
Total net change in net interest income	$(730)	$1,091	$361

The following table compares detailed average balances, related interest income or interest expense, associated yields and rates, and the resulting net interest margin for the three months ended June 30, 2020 and 2019. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned / Paid	Yield / Cost	Average Balance	Interest Earned / Paid	Yield / Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,122,913	$13,183	4.72%	$1,051,894	$13,606	5.19%
Investments available-for-sale	133,038	796	2.41	138,634	1,109	3.21
Investments held-to-maturity	2,378	9	1.52
Interest-earning deposits with banks	30,989	8	0.10	8,275	48	2.33
FHLB stock	6,736	81	4.84	7,337	102	5.58
Total interest-earning assets	1,296,054	14,077	4.37	1,206,140	14,865	4.94
Noninterest earning assets	75,215			73,740
Total average assets	$1,371,269			$1,279,880

Liabilities and Stockholders' Equity
Interest-bearing demand	$90,843	$86	0.38%	$51,133	$24	0.19%
Statement savings	18,067	3	0.07	23,358	8	0.14
Money market	404,828	896	0.89	307,119	1,166	1.52
Certificates of deposit, retail	442,172	2,490	2.26	408,253	2,354	2.31
Certificates of deposit, brokered	33,639	191	2.28	129,443	778	2.41
Total interest-bearing deposits	989,549	3,666	1.49	919,306	4,330	1.89
Borrowings	128,154	344	1.08	145,895	829	2.28
Total interest-bearing liabilities	1,117,703	4,010	1.44	1,065,201	5,159	1.94
Noninterest bearing liabilities	99,451			62,412
Average equity	154,115			152,267
Total average liabilities and equity	$1,371,269			$1,279,880
Net interest income		$10,067			$9,706
Net interest margin			3.12%			3.23%

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

During the three months ended June 30, 2020, management evaluated the adequacy of the ALLL and concluded that a $300,000 provision for loan losses was appropriate. Factors for economic impact and collateral values for commercial real estate and construction/land portfolios were increased in response to the worsening forecasted economic conditions and uncertainty from the COVID-19 pandemic. In comparison, during the three months ended June 30, 2019, an $800,000 recapture of provision for loan losses was recognized primarily due to an $11.6 million construction loan that was moved to impaired status. The impairment analysis concluded that the Bank did not anticipate incurring losses on the loan and no additional provision was required. For additional information, see Note 5 - Loans Receivable. ALLL.

        The following table summarizes selected financial data related to our ALLL and loan portfolio.

	At or For the Three Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Total loans receivable, end of period	$1,154,132	$1,066,301
Average loans receivable during period	1,122,913	1,051,894
ALLL balance at beginning of period	13,530	13,808
Provision (recapture) for loan losses	300	(800)
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	6	4
Multifamily	—	45
Total recoveries	6	49
Net recovery	6	49
ALLL balance at end of period	$13,836	$13,057
ALLL as a percent of total loans	1.20%	1.22%
Ratio of net recoveries to average net loans receivable	—	—

        Noninterest Income. Noninterest income decreased $90,000 to $789,000 for the quarter ended June 30, 2020, from $879,000 for the quarter ended June 30, 2019.

The following table provides a detailed analysis of the changes in the components of noninterest income:

	Three Months Ended June 30, 2020	Change from Three Months Ended June 30, 2019	Percent Change
	(Dollars in thousands)
Net gain on sale of investments	$69	$69	n/a
BOLI change in cash surrender value	254	65	34.4
Wealth management revenue	183	(78)	(29.9)
Deposit related fees	184	(21)	(10.2)
Loan related fees	97	(112)	(53.6)
Other	2	(13)	(86.7)
Total noninterest income	$789	$(90)	(10.2)%

        During the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, loan related fees decreased by $112,000, partially as a result of a $71,000 reduction in interest rate swap fees received on loans where certain commercial loan customers participate in an interest rate swap with a third party broker institution and the Bank receives a fee that is recognized as other noninterest income at the time the loan is originated. In addition, loan prepayment fees collected on certain loans paid prior to maturity decreased by $32,000 for the three months ended June 30, 2020 as compared to the same period in 2019. Further contributing to the decrease, wealth management revenue decreased by $78,000, primarily as a result of regular fluctuations in the timing and mix of commissions received on serviced accounts. Partially offsetting these reductions, the change in cash surrender value of our BOLI policies increased by $65,000 and a $69,000 net gain on sales of investments was recognized for the three months ended June 30, 2020. In comparison, no available-for-sale investments were sold during the three months ended June 30, 2019.

        Noninterest Expense. Noninterest expense increased $661,000 to $7.9 million for the three months ended June 30, 2020, from $7.3 million for the comparable period in 2019.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Three Months Ended June 30, 2020	Change from Three Months Ended June 30, 2019	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$4,801	$67	1.4%
Occupancy and equipment	1,031	133	14.8
Professional fees	455	129	39.6
Data processing	687	290	73.0
OREO related expenses, net	5	4	400.0
Regulatory assessments	127	(9)	(6.6)
Insurance and bond premiums	103	15	17.0
Marketing	29	(47)	(61.8)
Other general and administrative	706	79	12.6
Total noninterest expense	$7,944	$661	9.1%

Continued branch expansion resulted in an increase of $133,000 in occupancy and equipment expenses for the three months ended June 30, 2020, as compared to the same period in 2019. The addition of a new online banking platform resulted in a $129,000 increase in professional fees and $290,000 increase in data processing fees to support the implementation of this project. Partially offsetting these increases, marketing expense decreased by $47,000 for the three months ended June 30, 2020, as compared to the same period in 2019, due primarily to cancellations of sponsored events due to COVID-19 restrictions.

Federal Income Tax Expense. The federal income tax provision decreased by $329,000 to $469,000 for the three months ended June 30, 2020, as compared to $798,000 for the same period in 2019, primarily due to a $1.5 million decrease in income before federal income taxes.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and 2019

General. Net income for the six months ended June 30, 2020 was $3.8 million, or $0.39 per diluted share as compared to net income of $5.2 million, or $0.52 per diluted share for the six months ended June 30, 2019. The decrease during the six months ended June 30, 2020, was partially the result of the change in loan loss provision to a $600,000 provision for the six months ended June 30, 2020 as compared to a $400,000 recapture of provision for the six months ended June 30, 2019. In addition, noninterest expense increased by $1.2 million for the six months ended June 30, 2020 as compared to the same period in 2019.

Net Interest Income. Net interest income for the six months ended June 30, 2020 was $19.7 million, as compared to $19.6 million for the same period in 2019, with decreases in interest income and interest expense of $859,000 and $1.0 million, respectively.

Interest income decreased by $859,000 for the six months ended June 30, 2020, as compared to the same period in 2019, primarily as a result of the significant 150 basis point decrease in the targeted federal funds rate in March 2020 in response to the COVID-19 pandemic. Loan interest income decreased $230,000 for the six months ended June 30, 2020 as compared to the same period in 2019, primarily due to a decrease in yield to 4.83% for the six months ended June 30, 2020 from 5.20% for the six months ended June 30, 2019. Partially offsetting the decrease in yield, the average balance of loans receivable increased $67.5 million for the six months ended June 30, 2020 as compared to the same period in 2019. However, a large portion of this increase was the result of $51.7 million PPP loans originated during the three months ended June 30, 2020. As certain criteria are met, prepayments of these loans or amounts forgiven by the SBA, as certain criteria are met, may increase the loan yield in periods of payoff with recognition of unamortized fees and costs. The impact to our loan yields is expected to cease completely after the payoff or maturity of these loans.

Further contributing to the decrease in interest income, available-for-sale investments interest income decreased $553,000 primarily as a result of a decrease in yield to 2.57% for the six months ended June 30, 2020 from 3.28% for the six months ended June 30, 2019. In addition, the average balance of these investments decreased $5.1 million for the six months ended June 30, 2020 as compared to the same period in 2019.

Interest income from interest-earning deposits decreased $51,000 for the six months ended June 30, 2020, as a result of a decrease in yield to 0.36% from 2.40% for the six months ended June 30, 2019, which more than offset the impact from a $13.4 million increase in the average balance of these funds.

The decrease in interest income was more than offset by a $1.0 million decrease in interest expense for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The cost of interest-bearing deposits decreased 18 basis points between the periods, as a combined result of the declining interest rate environment and an increase in lower-cost demand deposits. Growth in our branch network allowed us to reduce our dependency on higher cost brokered deposits. Interest expense on these brokered funds decreased by $813,000 for the six months ended June 30, 2020, as compared to the same period in 2019, primarily as a result of a $63.4 million decrease in their average balance.

Further contributing to the decrease in interest expense, borrowing interest expense decreased by $912,000 for the six months ended June 30, 2020, as compared to the same period in 2019. As a result of the declining interest rate environment, our cost of borrowings decreased 99 basis points to 1.28% for the six months ended June 30, 2020, from 2.27% for the six months ended June 30, 2019. Growth in lower cost demand deposits allowed us to decrease our use of FHLB Fed Funds, thereby reducing our average balance of borrowings by $25.5 million for the six months ended June 30, 2020, as compared to the same period in 2019.

The Company’s net interest margin decreased to 3.12% for the six months ended June 30, 2020, from 3.30% for the six months ended June 30, 2019, primarily due to decreases in our yield on interest earning assets outpacing the decrease in cost of interest-bearing liabilities. For more information on this, see “How We Measure the Risk of Interest Rate Changes” in Item 3 of this report.

The following table details the change in net interest income due to changes in yield or cost, or changes in the average balance of the related asset or liability:

	Six Months Ended June 30, 2020 Compared to June 30, 2019 Net Change in Interest
	Rate	Volume	Total
	(In thousands)
Interest-earning assets:
Loans receivable, net	$(1,972)	$1,742	$(230)
Investments available-for-sale	(470)	(83)	(553)
Investments held-to-maturity	11	—	11
Interest-earning deposits with banks	(211)	160	(51)
FHLB stock	(12)	(24)	(36)
Total net change in income on interest-earning assets	(2,654)	1,795	(859)

Interest-bearing liabilities:
Interest-bearing demand	73	27	100
Statement savings	(2)	(4)	(6)
Money market	(515)	598	83
Certificates of deposit, retail	124	392	516
Certificates of deposit, brokered	(59)	(754)	(813)
Borrowings	(626)	(286)	(912)
Total net change in expense on interest-bearing liabilities	(1,005)	(27)	(1,032)
Total net change in net interest income	$(1,649)	$1,822	$173

The following table compares detailed average balances, associated yields and rates, and the resulting changes in interest and dividend income or expense for the six months ended June 30, 2020 and 2019. Nonaccrual loans are included in the average balance of net loans receivable and are considered to carry a zero yield.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned / Paid	Yield or Cost	Average Balance	Interest Earned / Paid	Yield or Cost
	(Dollars in thousands)
Assets
Loans receivable, net	$1,109,502	$26,657	4.83%	$1,041,999	$26,887	5.20%
Investments available-for-sale	134,402	1,715	2.57	139,529	2,268	3.28
Investments held-to-maturity	2,219	11	1.00
Interest-earning deposits with banks	20,772	37	0.36	7,384	88	2.40
FHLB stock	6,676	157	4.73	7,611	193	5.11
Total interest-earning assets	1,273,571	28,577	4.51	1,196,523	29,436	4.96
Noninterest earning assets	74,486			72,926
Total average assets	$1,348,057			$1,269,449

Liabilities and Stockholders' Equity
Interest-bearing demand	$77,128	$142	0.37%	$46,880	$42	0.18%
Statement savings	17,578	9	0.1	23,750	15	0.13
Money market	397,357	2,327	1.18	313,729	2,244	1.44
Certificates of deposit, retail	435,434	4,990	2.30	400,339	4,474	2.25
Certificates of deposit, brokered	52,309	564	2.17	115,691	1,377	2.40
Total interest-bearing deposits	979,806	8,032	1.65	900,389	8,152	1.83
Borrowings	127,930	814	1.28	153,381	1,726	2.27
Total interest-bearing liabilities	1,107,736	8,846	1.61	1,053,770	9,878	1.89
Noninterest bearing liabilities	84,518			63,122
Average equity	155,803			152,557
Total average liabilities and equity	$1,348,057			$1,269,449
Net interest income		$19,731			$19,558
Net interest margin			3.12%			3.30%
Provision for Loan Losses. During the six months ended June 30, 2020, management evaluated the adequacy of the ALLL and concluded that a provision for loan losses in the amount of $600,000 was appropriate for the period. The additional provision was due primarily to COVID-19 related adjustments to economic factors considered in evaluating the ALLL against the probably losses inherent in the loan portfolio. Higher adjustments were made for our commercial real estate and construction/land portfolios to reflect the worsening impact to these industries from the COVID-19 pandemic. In comparison, for the six months ended June 30, 2019, a recapture of provision for loan losses of $400,000 was primarily the result of a construction loan with a balance of $11.6 million that was technically in default and classified as impaired, however, the Bank’s impairment analysis concluded there were no anticipated losses from the loan at this time, and therefore, allowance previously allocated in the ALLL to this loan were recaptured.

The following table summarizes selected financial data related to our ALLL and loan portfolio. All loan balances and ratios are calculated using loan balances that are net of LIP.

	At or For the Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Total loans receivable, end of period	$1,154,132	$1,066,301
Average loans receivable during period	1,109,502	1,041,999
ALLL balance at beginning of period	13,218	13,347
Provision (recapture of provision) for loan losses	600	(400)
Charge-offs:
Total charge-offs	—	—
Recoveries:
One-to-four family	18	28
Multifamily	—	45
Consumer	—	37
Total recoveries	18	110
Net recovery	18	110
ALLL balance at end of period	$13,836	$13,057
ALLL as a percent of total loans	1.20%	1.22%
Ratio of net recoveries to average net loans receivable	—	0.01

        Noninterest Income. Noninterest income increased by $199,000 to $1.8 million for the six months ended June 30, 2019, as compared to $1.6 million for the same period in 2019. The following table provides a detailed analysis of the changes in the components of noninterest income:

	Six Months Ended June 30, 2020	Change from Six Months Ended June 30, 2019	Percent Change
	(Dollars in thousands)
Net gain on sale of investments	$69	$77	(962.5)%
BOLI change in cash surrender value	509	51	11.1
Wealth management revenue	348	(109)	(23.9)
Deposit related fees	359	(17)	(4.5)
Loan related fees	489	217	79.8
Other	4	(20)	(83.3)
Total noninterest income	$1,778	$199	12.6%

Noninterest income from loan related fees increased by $217,000 for the six months ended June 30, 2020, as compared to the same period in 2019, as a result of a $309,000 increase in loan prepayment fees on certain commercial loans. This was partially offset by an $87,000 decrease in interest rate swap fees received on loans where certain commercial loan customers participate in an interest rate swap with a third party broker institution and the Bank receives a fee that is recognized as other noninterest income at the time the loan is originated. Further contributing to the increase, sales of available-for-sale investments generated a $69,000 gain for the six months ended June 30, 2020, as compared to an $8,000 loss for the six months ended June 30, 2019. Partially offsetting these increases, wealth management revenue decreased $109,000 for these comparative periods. Although the assets managed by the Bank’s wealth management team have grown, the timing and nature of trailing revenue creates fluctuations in revenue.

Noninterest Expense. Noninterest expense increased $1.2 million to $16.2 million for the six months ended June 30, 2019, as compared to $15.0 million for the same period in 2019.

The following table provides a detailed analysis of the changes in the components of noninterest expense:

	Six Months Ended June 30, 2020	Change from Six Months Ended June 30, 2019	Percent Change
	(Dollars in thousands)
Salaries and employee benefits	$10,013	$279	2.9%
Occupancy and equipment	2,103	339	19.2
Professional fees	885	63	7.7
Data processing	1,381	466	50.9
OREO-related expenses, net	6	(26)	(81.3)
Regulatory assessments	271	(2)	(0.7)
Insurance and bond premiums	223	30	15.5
Marketing	93	(69)	(42.6)
Other general and administrative	1,236	139	12.7
Total noninterest expense	$16,211	$1,219	8.1%

The primary contributor to the increase in noninterest expense was our continued branch expansion. Salaries and employee benefits expense increased by $279,000 for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, due to increased staffing in support of the new branches. In addition, occupancy and equipment expenses increased by $339,000 with our growth to twelve branch locations at June 30, 2020. Further, data processing expense increased by $466,000 as a combined result of increased loan and deposit transaction volume, and the implementation of a new online banking platform, as discussed above.

        Partially offsetting these increases, marketing expense decreased $69,000 for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, due primarily to cancellations of sponsored events due to COVID-19 restrictions.

        Federal Income Tax Expense. Income before federal income taxes decreased by $1.8 million for the six months ended June 30, 2020, as compared to the same period in 2019, resulting in a reduction in federal income tax expense of $425,000. In addition, the effective tax rate was reduced for the six months ended June 30, 2020 as a result of the impact to certain stock compensation from a reduction in the Company’s stock price.

Liquidity

We are required to have enough cash flow in order to maintain sufficient liquidity to ensure a safe and sound operation. We maintain cash flows above the minimum level believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. On a daily basis, we review and update cash flow projections to ensure that adequate liquidity is maintained.

Our primary sources of funds are customer deposits, cash flow from the loan and investment portfolios, advances from the FHLB, and brokered certificates of deposit. These funds, together with equity, are used to make loans, acquire investment securities and other assets, and fund continuing operations. At June 30, 2020, retail certificates of deposit of $251.1 million and brokered certificates of deposit of $17.4 million were scheduled to mature in one year or less. Management’s practice is to maintain deposit rates at levels that are competitive with other local financial institutions. While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by the level of interest rates, economic conditions and competition. We measure our liquidity based on our ability to fund our assets and to meet liability obligations when they come due. Liquidity (and funding) risk occurs when funds cannot be raised at reasonable prices or in a reasonable time frame to meet our normal or unanticipated obligations. We regularly monitor the mix between our assets and our liabilities to manage effectively our liquidity and funding requirements.

The COVID-19 pandemic may impact cash flow due to payment deferrals granted to borrowers who have been negatively impacted by the pandemic. To support the origination of PPP loans, the Board of Governors of the Federal Reserve System authorized the Paycheck Protection Program Lending Facility (“PPPLF”) to supply liquidity to participating financial institutions through term financing on a non-recourse basis at a rate of 35 basis points, with PPP loans as collateral at face value. The maturity date of this extension of credit will equal the maturity date of the pledged PPP loan. While we currently do not intend to use the PPPLF, as we held a substantial cash and cash equivalent position as a result of PPP disbursed funds remaining unused in borrower deposit accounts and due to growth in our deposit liabilities, we do have this and additional borrowings available to us from the FRB.

When deposits are not readily available and/or cost effective to provide the funds for our assets, we use alternative funding sources. These sources include but are not limited to: advances from the FHLB or the FRB, which are collateral dependent, wholesale funding, national certificates of deposit listing services, brokered deposits, federal funds purchased and dealer repurchase agreements, as well as other short-term alternatives. We may also liquidate assets to meet our funding needs. The balance of our investments available-for-sale decreased $7.7 million to $128.9 million at June 30, 2020, from $136.6 million at December 31, 2019, and represents a ready source of cash if needed. The balance of our interest-earning deposits with banks increased by $53.4 million to $66.3 million at June 30, 2020, from $12.9 million at December 31, 2019, as a result of increased retail deposits. At June 30, 2020, the Bank maintained credit facilities with the FHLB totaling $598.9 million, subject to qualifying collateral limits that reduced our pledged collateral capacity to $496.3 million, with an outstanding balance of $120.0 million. As further funding sources, we also had the ability to borrow $84.0 million from the FRB from loan programs other than the PPPLF, and $75.0 million from lines of credit with other financial institutions, with no balance outstanding from these sources at June 30, 2020. For additional information, see the Consolidated Statements of Cash Flows in Item 1 of this Form 10-Q.

        To assist in our funds acquisition and interest rate risk management efforts, management utilizes the national brokered deposit market and maintained a balance at June 30, 2020, of $32.4 million of brokered certificates of deposit. In contrast to most retail certificate of deposit offerings which provide the depositor with an option to withdraw their funds prior to maturity, subject to an early withdrawal penalty, certificates of deposit acquired in the brokered market limits the depositor ability to withdraw the funds before the end of the term (except in the case of death or adjudication of incompetence of a depositor) which greatly reduces early redemption risk compared to retail deposits. At June 30, 2020, brokered certificates of deposit had a remaining maturity of one month to 4.8 years. Some of these certificates also provide the Bank the option to redeem the deposit after six months, a favorable distinction compared to retail certificate of deposit terms that are offered in our local market. During the six months ended June 30, 2020, the Bank redeemed $9.5 million of callable brokered certificates of deposit with a weighted average remaining maturity of nine months. With these redemption limitations and call features, the cost of these brokered deposits is generally higher than our retail certificate of deposit offerings. Consequently, if we increase our brokered deposits, our cost of funds may increase.

        First Financial Northwest is a separate legal entity from the Bank and, on a stand-alone level, must provide for its own liquidity and pay its own operating expenses and cash dividends. First Financial Northwest's primary sources of funds consist of dividends from the Bank, although there are regulatory requirements related to the ability of the Bank to pay dividends. At June 30, 2020, the Company (on an unconsolidated basis) had liquid assets of $15.8 million and short-term liabilities of $216,000.

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

Commitments and Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2020 and December 31, 2019, we had no commitments to originate loans for sale.

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

The following table summarizes our outstanding commitments to originate loans, advance additional amounts pursuant to outstanding lines of credit and to disburse funds related to our construction loans at June 30, 2020:

		Amount of Commitment Expiration
	Total Amounts Committed	Through One Year	After One Through Three Years	After Three Through Five Years	After Five Years
	(In thousands)
Commitments to originate loans	$581	$581	$—	$—	$—
Unused portion of lines of credit	35,081	4,896	6,798	5,416	17,971
Undisbursed portion of construction loans	78,938	21,410	57,528	—	—
Total commitments	$114,600	$26,887	$64,326	$5,416	$17,971

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

        As of June 30, 2020, the Bank had twelve operating leases with remaining terms of 2 months to 5.2 years which carry minimum lease payments of $57,000 per month. All of the lease agreements offer extension periods.

First Financial Northwest and its subsidiaries from time to time are involved in various claims and legal actions arising in the ordinary course of business. There are currently no claims and legal actions that in the opinion of management would have a material adverse effect on First Financial Northwest’s consolidated financial position, results of operation, or liquidity.

Capital

At June 30, 2020, stockholders’ equity totaled $154.0 million, or 10.9% of total assets. Our book value per share of common stock was $15.32 at June 30, 2020, compared to $15.25 at December 31, 2019. Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.

As of June 30, 2020, the Bank exceeded all regulatory capital requirements and was considered “well capitalized” under regulatory capital guidelines of the FDIC. The following table provides the Bank’s capital requirements and actual results.

	At June 30, 2020
	Actual		For Minimum Capital Adequacy Purposes		To be Categorized as “Well Capitalized”
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Tier I leverage capital (to average assets)	$137,308	10.02%	$54,811	4.00%	$68,514	5.00%
Common equity tier I ("CET1") (to risk- weighted assets)	137,308	13.70	45,100	4.50	65,144	6.50
Tier I risk-based capital (to risk-weighted assets)	137,308	13.70	60,133	6.00	80,177	8.00
Total risk-based capital (to risk-weighted assets)	149,857	14.95	80,177	8.00	100,222	10.00

In addition to the minimum CET1, Tier I total capital and leverage ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. At June 30, 2020, the Bank’s capital conservation buffer was 6.95%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General. Our Board of Directors has approved an asset/liability management policy to guide management in maximizing interest rate spread by managing the differences in terms between interest-earning assets and interest-bearing liabilities while maintaining acceptable levels of liquidity, capital adequacy, interest rate risk, credit risk, and profitability. The policy established an Investment, Asset/Liability Committee (“ALCO,”) comprised of certain members of senior management and the Board of Directors. The Committee’s purpose is to communicate, coordinate and manage our asset/liability position consistent with our business plan and Board-approved policies. The ALCO meets quarterly to review various areas including:
•economic conditions;
•interest rate outlook;
•asset/liability mix;
•interest rate risk sensitivity;
•current market opportunities to promote specific products;
•historical financial results;
•projected financial results; and
•capital position.

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
•we have attempted, where possible, to extend the maturities of our deposits which typically fund our long-    term assets;
•we have invested in securities with relatively short average lives, generally less than eight years;
•we have added adjustable-rate loans to our loan portfolio;
•we utilize brokered certificates of deposit with a call option as a funding source; and
•we have utilized interest rate swaps to effectively fix the rate on certain FHLB advances.

        We have evaluated the use of derivative instruments to limit the impact of interest rate changes on earnings and cash flows and to lower our cost of borrowing while taking into account various elements of interest rate risk. We are using interest rate swaps which qualify as a cash flow hedge as a tool to lower the cost of certain FHLB advances as compared to the fixed rates offered by the FHLB for its longer term advances. At June 30, 2020, the Bank held six interest rate swap agreements with a total notional amount of $120.0 million and a weighted-average fixed interest rate of 1.22%. Under the interest rate agreements, the Bank pays a fixed interest rate, and receives a floating rate based on 1-month or 3-month LIBOR rates to coincide with each agreement’s reset frequency for an original term of four to eight years. Concurrently at the onset of each interest rate agreement, the Bank secured a fixed rate FHLB advance that resets to market rate on the same cycle as the corresponding interest rate swap agreement. In addition, the Bank has entered into two, forward starting interest rate swap agreements with a start date of October 25, 2021, a total notional amount of $25.0 million, and a weighted-average interest rate of 0.80%. These interest rate agreements are intended to partially replace the $50.0 million notional amount interest rate swap that matures on that date. Entering into these agreements has allowed the Bank to secure fixed rate funding at a lower cost than a traditional five-year fixed rate FHLB advance. We will continue to review similar instruments and may continue to utilize them for interest rate risk management in the future.

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

How We Measure the Risk of Interest Rate Changes. We monitor our interest rate sensitivity on a quarterly basis by measuring the impact of changes to net interest income in multiple rate environments. Management retains the services of a third party consultant with nearly 40 years of experience in asset-liability management to assist in its interest rate risk and asset-liability management. Management uses various assumptions to evaluate the sensitivity of the market value of our assets and liabilities to changes in interest rates. Although management believes these assumptions are reasonable, the interest rate sensitivity of our assets and liabilities on net interest income and the market value of portfolio equity could vary substantially if different assumptions were used or actual results differ from these assumptions. Although certain assets and liabilities may have similar maturities or periods of repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities lag behind changes in market interest rates. Non-uniform changes and fluctuations in market interest rates across various maturities will also affect the results presented. In addition, certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, a portion of our adjustable-rate loans have interest rate floors below which the loan’s contractual interest rate may not adjust in conjunction with market rates. Approximately 44.1% of our total loans were adjustable-rate loans at June 30, 2020. At that date, $402.8 million, or 79.1% of these loans were at their floor, with a weighted-average interest rate of 4.73%. A portion of these loans are set to reprice at defined time intervals. However, of our adjustable rate loans, $138.5 million are based on prime rate plus a specified margin, and recalculate each time the prime rate changes. For these prime based loans where the floor rate is currently above the loan’s fully indexed rate, the Bank will not receive the benefit of an increasing market rates until prime rate increases enough where the fully indexed rate exceeds the loans floor rate. At June 30, 2020, the Bank’s net loans receivable included $138.5 million of prime based loans, of which $124.7 million were at a floor rate that exceeded their fully indexed rate. The following table shows the rate increase that would need to occur on these loans before the Bank receives the benefit of a floating rate:

June 30, 2020
Increase in prime rate:	(Dollars in thousands)
0 - 25 bps	$5,584
26 - 50 bps	2,076
51 - 75 bps	8,060
76 - 100 bps	30,474
101 - 150 bps	26,858
151 - 200 bps	19,262
> 200 bps	32,410
124,724

        The inability of our loans to adjust downward can contribute to increased income in periods of declining interest rates, although this result is subject to the risk that borrowers may refinance these loans during periods of declining interest rates. However, when loans are at their floors, there is a further risk that our interest income may not increase as rapidly as our cost of funds during periods of increasing interest rates. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all these factors in monitoring our interest rate exposure.

The assumptions we use to monitor interest rate risk are based upon a combination of proprietary and market data that reflect historical results and current market conditions. These assumptions relate to interest rates, loan prepayments, deposit decay rates and the market value of certain assets under the various interest rate scenarios. We use market data to determine prepayments and maturities of loans, investments and borrowings and use our own assumptions on deposit decay rates except for time deposits. Time deposits are modeled to reprice to market rates upon their stated maturities. We also assume that non-maturity deposit rates can be maintained with rate adjustments proportionate to the change in market interest rates, based upon our historical deposit decay rates, which are substantially lower than market decay rates. We have observed in the past that our deposit accounts during changing rate environments have relatively lower volatility and less than market rate changes. When interest rates rise, we do not have to raise interest rates proportionately on less rate sensitive accounts to retain these deposits. These assumptions are based upon our analysis of our customer base, competitive factors and historical experience. In the event of a significant change in interest rates, however, prepayment and early withdrawal levels would likely deviate from those assumed.

Our income simulation model examines changes in net interest income in which interest rates were assumed to remain at their base level, instantaneously increase by 100, 200 and 300 basis points or decline immediately by 100 basis points. A decline by 200 or 300 basis points were not reported as the current targeted federal funds rate is between 0.00% and 0.25%.

The following table illustrates the estimated change in our net interest income over the next 12 months from June 30, 2020, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that the Bank might take to counter the effect of that interest rate movement.

Net Interest Income Change at June 30, 2020
Basis Point Change in Rates	Net Interest Income	% Change
(Dollars in thousands)
+300	$40,710	3.64%
+200	39,932	1.66
+100	39,496	0.55
Base	39,280	—
(100)	40,983	4.34

The following table illustrates the change in our net portfolio value (“NPV”) at June 30, 2020, that would occur in the event of an immediate change in interest rates equally across all maturities, with no effect given to any steps that we might take to counter the effect of that interest rate movement.

Basis Point				Net Portfolio as % of		Market
Change in	Net Portfolio Value (1)			Portfolio Value of Assets		Value of
Rates	Amount	$ Change (2)	% Change	NPV Ratio (3)	% Change (4)	Assets (5)
	(Dollars in thousands)
+300	$117,686	$(34,259)	(22.55)%	8.90%	(2.42)%	$1,322,819
+200	128,527	(23,418)	(15.41)	9.51	(1.65)	1,351,813
+100	142,326	(9,619)	(6.33)	10.28	(0.68)	1,384,902
Base	151,945	—	—	10.74	—	1,415,065
(100)	146,018	(5,927)	(3.90)	10.27	(0.42)	1,421,730
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

At June 30, 2020, other than the interest rate swap agreements we have entered into, we did not have any derivative financial instruments or trading accounts for any class of financial instruments, nor have we engaged in any other hedging activities or purchased off-balance sheet derivative instruments. However, we continue to review such instruments and may utilize them for interest rate risk management in the future. Interest rate risk continues to be one of our primary risks, as other types of risks, such as foreign currency exchange risk and commodity pricing risk do not arise in the normal course of our business activities and operations.

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

(a)Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer (Principal Financial Officer) and several other members of our senior management as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls: In the quarter ended June 30, 2020, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom were under government issued stay-at-home orders for much of the three months ended June 30, 2020. As an essential business, we continue to provide banking and financial services to our customers at all of our branch locations. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

        The stay-at-home order was lifted, however, some of our employees continue to work remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

        There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, other than through government sponsored programs such as the Payroll Protection Program, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c) The following table summarizes First Financial Northwest’s common stock repurchases during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Repurchased Under the Plan
April 1 - April 30, 2020	—	$—	—	433,605
May 1 - May 31, 2020	68,600	9.13	68,600	365,005
June 1 - June 30, 2020	66,850	9.72	66,850	298,155
	135,450	9.42	135,450	298,155

        On January 6, 2020, the Board of Directors authorized the repurchase of up to 513,000 shares of the Company’s common stock, or approximately 5% of the Company’s outstanding shares. The plan allowed for the repurchase from January 27, 2020 through July 27, 2020, on the open market or in privately negotiated transactions, in accordance with Rule 10b-18 of the Securities and Exchange Act of 1934, as amended. At June 30, 2020, the Company had repurchased 214,845 shares authorized for repurchase at an average price of $11.13 per share.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Financial Statement Schedules

(a)       Exhibits

3.1	Articles of Incorporation of First Financial Northwest (1)
3.2	Amended and Restated Bylaws of First Financial Northwest (2)
4.1	Form of stock certificate of First Financial Northwest (1)
10.1	Amended Employment Agreement between First Financial Northwest Bank and Joseph W. Kiley III (3)
10.2	Form of Change in Control Severance Agreement for Executive Officers (4)
10.3	Amended Executive Supplemental Retirement Plan Participation Agreement with Joseph W. Kiley III (5)
10.4	2008 Equity Incentive Plan (6)
10.5	2016 Equity Incentive Plan (7)
10.6	Forms of incentive and non-qualified stock option award agreements under the 2008 Equity Incentive Plan (8)
10.7	Form of restricted stock award agreement under the 2008 Equity Incentive Plan (8)
10.8	Employment Agreement between First Financial Northwest Bank and Richard P. Jacobson (2)
10.9	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (9)
10.10	Form of incentive stock option award agreement under the 2016 Equity Incentive Plan (10)
10.11	Form of non-qualified stock option award agreement under the 2016 Equity Incentive Plan (10)
10.12	Form of restricted stock award agreement under the 2016 Equity Incentive Plan (11)
10.13	Offer letter for Randy T. Riffle (12)
10.14	Form of Involuntary Termination Agreement with Randy T. Riffle (13)
10.15	Form of Change in Control Severance Agreement with Randy T. Riffle (13)
10.16	Supplemental Executive Retirement Plan Agreement for Joseph W. Kiley III (14)
10.17	Supplemental Executive Retirement Plan Agreement for Richard P. Jacobson (15)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from First Financial Northwest’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets; (2) Consolidated Income Statements; (3) Consolidated Statements of Comprehensive Income; (4) Consolidated Statements of Stockholders’ Equity; (5) Consolidated Statements of Cash Flows; and (6) Selected Notes to Consolidated Financial Statements.

 _____________
(1)Filed as an exhibit to First Financial Northwest’s Registration Statement on Form S-1 on June 6, 2007 (333-143539)
(2)Filed as an exhibit to First Financial Northwest’s Current Report on Form 8-K dated May 15, 2020.
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

FIRST FINANCIAL NORTHWEST, INC.

Date: August 7, 2020	By:	/s/Joseph W. Kiley III
Joseph W. Kiley III
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	By:	/s/Richard P. Jacobson
Richard P. Jacobson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 7, 2020	By:	/s/Christine A. Huestis
Christine A. Huestis
First Vice President and Controller (Principal Accounting Officer)